Form 10-Q
period 2018-06-30
COASTAL FINANCIAL CORP
filed 2018-08-31
CIK 1437958

No

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 001-38589

COASTAL FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Washington	56-2392007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5415 Evergreen Way, Everett, Washington	98203
(Address of principal executive offices)	(Zip Code)

(425) 257-9000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an “emerging growth company.”  See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 7(a)(2)(B) of the Securities Act  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 31, 2018, there were 11,521,849 shares of the registrant’s common stock, 100,000 shares of the registrant’s Class B Nonvoting Common Stock, and 261,344 shares of the registrant Class C Nonvoting Common Stock outstanding.

COASTAL FINANCIAL CORPORATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. Any statements about our management’s expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. With respect to any such forward-looking statements, we claim the protection of the safe harbor provided for in the Private Securities Litigation Reform Act of 1995, as amended. Any or all of the forward-looking statements in this report may turn out to be inaccurate. The inclusion of forward-looking information in this report should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

Factors that may affect our results are disclosed in “Item 1A. Risk Factors” in Part II of this report and in the section titled “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on July 18, 2018. Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the overall health of the local and national real estate market; the credit risk associated with our loan portfolio, and specifically with our commercial real estate loans; business and economic conditions generally and in the financial services industry, nationally and within our market area; our ability to maintain an adequate level of allowance for loan losses; our ability to successfully manage liquidity risk; our ability to implement our growth strategy and manage costs effectively; the composition of our senior leadership team and our ability to attract and retain key personnel; changes in market interest rates and impacts of such changes on our profits and business; the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; interruptions involving our information technology and telecommunications systems or third-party servicers; our ability to maintain our reputation; increased competition in the financial services industry; regulatory guidance on commercial lending concentrations; the effectiveness of our risk management framework; the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject; the extensive regulatory framework that applies to us; the impact of recent and future legislative and regulatory changes; fluctuations in the value of the securities held in our securities portfolio; governmental monetary and fiscal policies; material weaknesses in our internal control over financial reporting; and our success at managing the risks involved in the foregoing items.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. You are cautioned not to place undue reliance on forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)

ASSETS
	June 30,	December 31,
	2018	2017 (audited)
Cash and due from banks	$14,217	$13,787
Interest-bearing deposits with other banks (restricted cash of $16,632 and $17,322)	77,232	75,964
Investment securities, available for sale, at fair value	36,013	36,927
Investment securities, held to maturity, at amortized cost	1,304	1,409
Other investments	3,766	3,680
Loans receivable	700,692	656,788
Allowance for loan losses	(8,540)	(8,017)
Total loans receivable, net	692,152	648,771
Premises and equipment, net	12,963	13,121
Accrued interest receivable	2,290	2,274
Bank-owned life insurance, net	6,592	6,500
Deferred tax asset, net	2,253	2,092
Other assets	2,140	1,228
Total assets	$850,922	$805,753

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$744,468	$703,295
Federal Home Loan Bank (FHLB) advances	20,000	20,000
Subordinated debt
Principal amount $10,000 (less unamortized debt issuance costs of $43 and $50 at June 30, 2018 and December 31, 2017, respectively)	9,957	9,950
Junior subordinated debentures
Principal amount $3,609 (less unamortized debt issuance costs of $29 and $30 at June 30, 2018 and December 31, 2017, respectively)	3,580	3,579
Deferred compensation	1,127	1,175
Accrued interest payable	241	228
Other liabilities	2,059	1,815
Total liabilities	781,432	740,042
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at June 30, 2018 and December 31, 2017; issued and outstanding: zero shares at June 30, 2018 and December 31, 2017	-	-
Common stock, no par value:
Authorized: 300,000,000 shares at June 30, 2018 and December 31, 2017; 8,937,109 voting and 361,444 nonvoting shares at June 30, 2018 issued and outstanding and 8,887,457 voting and 361,444 nonvoting shares at December 31, 2017 issued and outstanding	52,946	52,521
Retained earnings	18,364	14,134
Accumulated other comprehensive loss, net of tax	(1,820)	(944)
Total shareholders’ equity	69,490	65,711
Total liabilities and shareholders’ equity	$850,922	$805,753

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except for per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$8,778	$7,557	$16,967	$14,833
Interest on investment securities	155	132	307	250
Interest on interest-bearing deposits with other banks	236	149	491	287
Dividends on other investments	62	63	73	74
Total interest income	9,231	7,901	17,838	15,444
INTEREST EXPENSE
Interest on deposits	712	492	1,358	986
Interest on borrowed funds	216	185	399	359
Total interest expense	928	677	1,757	1,345
Net interest income	8,303	7,224	16,081	14,099
PROVISION FOR LOAN LOSSES	392	-	893	439
Net interest income after provision for loan losses	7,911	7,224	15,188	13,660
NONINTEREST INCOME
Deposit service charges and fees	771	651	1,458	1,199
Loan referral fees	114	42	244	42
Mortgage broker fees	69	74	106	115
Sublease and lease income	4	55	61	111
Gain on sales of loans, net	78	58	142	84
Other income	177	140	309	300
Total noninterest income	1,213	1,020	2,320	1,851
NONINTEREST EXPENSE
Salaries and employee benefits	3,910	3,174	7,645	6,456
Occupancy	804	740	1,627	1,469
Data processing	492	447	971	848
Director and staff expenses	136	137	280	278
Excise taxes	134	112	258	225
Marketing	86	83	143	150
Legal and professional fees	130	104	210	194
Federal Deposit Insurance Corporation (FDIC) assessments	79	78	164	181
Business development	72	60	160	127
Other expense	511	528	963	911
Total noninterest expense	6,354	5,463	12,421	10,839
Income before provision for income taxes	2,770	2,781	5,087	4,672
PROVISION FOR INCOME TAXES	569	905	1,043	1,483
NET INCOME	$2,201	$1,876	$4,044	$3,189
Basic and diluted earnings per share	$0.24	$0.20	$0.44	$0.35
Weighted average number of common shares outstanding:
Basic	9,263,302	9,233,738	9,253,095	9,232,444
Diluted	9,282,816	9,236,815	9,265,647	9,235,521

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
NET INCOME	$2,201	$1,876	$4,044	$3,189
OTHER COMPREHENSIVE INCOME (LOSS), before tax
Securities available-for-sale
Unrealized holding gain (loss) gain during the quarter	10	524	(872)	568
Income tax benefit (provision) related to unrealized holding gain (loss)	(2)	(178)	182	(192)
OTHER COMPREHENSIVE (LOSS) INCOME, net of tax	8	346	(690)	376
COMPREHENSIVE INCOME	$2,209	$2,222	$3,354	$3,565

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2017	9,238,788	$52,215	$8,698	$(1,016)	$59,897
Net income	-	-	3,189	-	3,189
Issuance of vested stock awards	600	-	-	-	-
Issuance of restricted stock awards	6,208	-	-	-	-
Stock repurchase	(211)	-	-	-	-
Stock-based compensation	-	138	-	-	138
Other comprehensive income	-	-	-	376	376
BALANCE, June 30, 2017	9,245,385	$52,353	$11,887	$(640)	$63,600
BALANCE, January 1, 2018	9,248,901	$52,521	$14,134	$(944)	$65,711
Net income	-	-	4,044	-	4,044
Reclassification of stranded tax effect due to federal tax rate change	-	-	186	(186)	-
Issuance of restricted stock awards	4,402	-	-	-	-
Exercise of stock options	45,250	273	-	-	273
Stock-based compensation	-	152	-	-	152
Other comprehensive loss	-	-	-	(690)	(690)
BALANCE, June 30, 2018	9,298,553	$52,946	$18,364	$(1,820)	$69,490

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,044	$3,189
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	893	439
Depreciation and amortization	521	460
Loss on disposition of fixed assets	-	21
Gain on sales of loans	(142)	(84)
Gain on sale of other real estate owned	-	(32)
Net discount accretion on investment securities	(10)	(1)
Stock-based compensation	152	138
Bank-owned life insurance earnings	(92)	(92)
Change in other assets and liabilities	(690)	(908)
Total adjustments	632	(59)
Net cash provided by operating activities	4,676	3,130
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits with other banks	(1,268)	29,274
Purchase of other investments, net	(86)	(461)
Principal paydowns of investment securities available-for-sale	57	63
Principal paydowns of investment securities held-to-maturity	100	219
Purchase of participation loans	(32,653)	-
Purchase of loans	(5,469)	(4,799)
Increase in loans receivable, net	(6,010)	(22,334)
Proceeds from sale of other real estate owned	-	1,329
Purchases of premises and equipment, net	(363)	(166)
Net cash used by investing activities	(45,692)	3,125
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, Now and money market, and savings	31,978	(2,531)
Net increase (decrease) in time deposits	9,195	(5,228)
Net increase in FHLB advances	-	2,000
Proceeds from exercise of stock options	273	-
Net cash provided by financing activities	41,446	(5,759)
NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	430	496
CASH AND DUE FROM BANKS, beginning of quarter	13,787	11,084
CASH AND DUE FROM BANKS, end of quarter	$14,217	$11,580
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$1,744	$1,306
Income taxes paid	700	1,690
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$(872)	$568

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of operations - Coastal Financial Corporation (Corporation or Company) is a registered bank holding company whose wholly owned subsidiary is Coastal Community Bank (Bank). The Company is a Washington state corporation that was organized in 2003. The Bank was incorporated and commenced operations in 1997 and is a Washington state-chartered commercial bank and Federal Reserve System (Federal Reserve) state member bank.

The Company provides a full range of banking services to small and medium-sized businesses, professionals, and individuals throughout the greater Puget Sound area through its 13 branches in Snohomish, Island, and King Counties, the Internet, and its mobile banking application. The Bank’s main branch and the headquarters of the Bank and Company are located in Everett, Washington. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (FDIC). The Bank’s loans and deposits are primarily within the greater Puget Sound area, and the Bank’s primary funding source is deposits from customers. The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.

Financial statement presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim reporting requirements and with instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included elsewhere in this report. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for future periods.

Amounts presented in the consolidated financial statements and footnote tables are rounded and presented in thousands of dollars except per-share amounts, which are presented in dollars. In the narrative footnote discussion, amounts are rounded and presented in dollars.

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying consolidated financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts have been eliminated in consolidation.

Business Segments - The Company is managed by legal entity and not by lines of business. The entity’s primary business is that of a traditional banking institution, gathering deposits and originating loans for portfolio in its market areas. The Bank offers a wide variety of deposit products to their customers. Lending activities include the origination of real estate, commercial and industrial, and consumer loans. Interest income on loans is the Company’s primary source of revenue, and is supplemented by interest income from investment securities, deposit service charges, and other service provided activities. The performance of the Company is reviewed and monitored by the Company’s executive management and Board of Directors on a monthly basis. The Company has determined that its current business and operations consist of a single reporting segment and, therefore, segment disclosures are not required.

Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that its critical accounting policies include determining the allowance for loan losses, the fair value of the Company’s investment securities, deferred tax assets, and financial instruments. Actual results could differ significantly from those estimates.

Subsequent Events - The Company has evaluated events and transactions subsequent to June 30, 2018 for potential recognition or disclosure.  On July 20, 2018, the Company closed its initial public offering (IPO) of 2,577,500 shares of common stock, including the exercise of the over-allotment of 427,500 shares, for approximate net proceeds of $33,240,000 after deducting underwriting discounts, commissions, and estimated offering expenses.  An affiliate of one of the two book-running managers for the IPO beneficially owns more than 10% of the Company and is a director. Fees paid by the Company in conjunction with the successful IPO by the book-running manager affiliated with the significant shareholder/director totaled $1,121,000.

Accounting policies – Our complete accounting policies are described in Note 1, summary of significant accounting policies of the Company’s audited consolidated financial statements as of and for the years ended December 31, 2017 and 2016 included in the Form S-1 filed with the SEC.

Reclassifications - Certain amounts reported in prior quarters' consolidated financial statements have been reclassified to conform to the current presentation.

Note 2 - Recent accounting standards

Accounting Standards Adopted in 2018

On January 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and all related amendments to all contracts using the modified retrospective approach. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company concluded that there is no change to the timing and pattern of revenue recognition for its current revenue streams or the presentation of revenue as gross versus net. No adjustment to retained earnings was required on the adoption date. Because there is no change to the timing and pattern of revenue recognition, there are no material changes to the Company’s processes and internal controls.

All of the Company’s revenue from contracts with customers within the scope of 606 is recognized within noninterest income. A description of the Company’s revenue streams accounted for under ASC 606 is as follows:

Service Charges on Deposit Accounts: The Company earns fees from deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed at the point in the time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, represented the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs.

Interchange Income: The Company earns interchange fees from debit card holder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transactions value and are recognized daily, concurrently with the transaction processing services provided by the cardholder. Interchange income is included in Service Charges on Deposit Accounts in the consolidated statements of income.

Merchant Service Fees: The Company earns a percentage of fees from cardholder transactions conducted through a third party payment network provider. The Company is obligated to provide sales, customer support, marketing, deployment and installation of equipment, and savings analysis to merchant service customers. An exclusivity agreement is in place between the Company and the third party payment network provider. Fees are recognized on a monthly basis, as earned. Merchant service fees are included Services Charges on Deposit Accounts in the consolidated statements of income.

Loan Referral Fees: Loan referral fees are governed by contract arrangements executed with third party banks. The Company earns loan referral fees when our loan client enters into interest rate swap agreement with third party banks and the rate on the swap is in excess of prevailing market rates. The spread or a portion of the spread, between the interest rate swap agreement and the prevailing market rate can be monetized and recognized as loan referral fee income.

Mortgage Broker Fees: Mortgage broker fees are governed by contract arrangement executed with a third party mortgage company. The Company earns broker fees by partially underwriting mortgage loans and referring qualified loans to the third party mortgage company. Revenue is recognized at the date the mortgage company funds the mortgage loan. The contract arrangement includes a fee reimbursement requirement for funded mortgage loans that pay off within three months of origination.

As of January 1, 2018, the Company applied FASB ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendments in this ASU require an entity to disclose the fair value of financial instruments using the exit price notion. Exit price is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The methods of determining the fair value of assets and liabilities are consistent with our methodologies disclosed in Note 15—Fair Value Measurements, except for the valuation of loans held-for-investment which was impacted by the adoption of ASU 2016-01. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. As of June 30, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. This ASU also eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendments in this ASU were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments, a consensus of the FASB’s Emerging Issues Task Force. The ASU is intended to reduce diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This standard did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgement. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this update become effective for annual periods and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU also require certain disclosures about stranded tax effects. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period, (1) for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company elected to early adopt in the first quarter of 2018. Accordingly, the Company recorded an increase to retained earnings and a decrease to AOCI of $186,000 for stranded tax effects on investment available for sale securities in the first quarter of 2018.

In May 2018, the FASB issued ASU No. 2018-06, Codification Improvements to Topic 942, Financial Services - Depository and Lending. This ASU updates outdated guidance related to the Office of Comptroller of the Currency’s (OCC) Banking Circular 202, Accounting for Net Deferred Tax Charges, as the guidance has been rescinded by OCC and is no longer relevant. The amendments in this ASU are effective immediately. The adoption of ASU No. 2018-06 is not expected to have a material impact on the Company's consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The new standard is being issued to increase the transparency and comparability around lease obligations. Previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet, accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. The ASU is effective in fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is in the early stages of its implementation assessment, which includes identifying the population of Company’s leases that are within the scope of the new guidance and gathering all key lease data that will facilitate application of the new accounting requirements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendment is effective for annual periods beginning after December 15, 2019 and interim period within those annual periods. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are assessing our data and the model needs and are evaluating the impact of adopting the amendment. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.  This ASU was issued to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  Previously, these awards were recorded at the fair value of consideration received or the fair value of the equity instruments issued and was measured as the earlier of the commitment date or date performance was completed. The amendments in this ASU require the awards to be measured at the grant-date fair value of the equity instrument.  ASU No. 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, but no earlier than an entity's adoption of Topic 606.  The adoption of ASU No. 2018-07 is not expected to have a material impact on the Company's future consolidated financial statements.

Note 3 - Investment Securities

The amortized cost and fair values of investment securities at the date indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
June 30, 2018
Available-for-sale
U.S. Treasury securities	$34,812	$-	$(2,238)	$32,574
U.S. Government agencies	3,000	-	(55)	2,945
U.S. Agency collateralized mortgage obligations	197	-	(6)	191
U.S. Agency residential mortgage-backed securities	47	-	-	47
Municipals	260	-	(4)	256
Total available-for-sale securities	38,316	-	(2,303)	36,013
Held-to-maturity
U.S. Agency residential mortgage-backed securities	1,304	-	(72)	1,232
Total investment securities	$39,620	$-	$(2,375)	$37,245

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2017
Available-for-sale
U.S. Treasury securities	$34,794	$-	$(1,398)	$33,396
U.S. Government agencies	3,000	-	(30)	2,970
U.S. Agency collateralized mortgage obligations	224	-	(3)	221
U.S. Agency residential mortgage-backed securities	79	1	-	80
Municipals	261	-	(1)	260
Total available-for-sale securities	38,358	1	(1,432)	36,927
Held-to-maturity
U.S. Agency residential mortgage-backed securities	1,409	-	(35)	1,374
Total investment securities	$39,767	$1	$(1,467)	$38,301

The amortized cost and fair value of debt securities at June 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are shown separately, since they are not due at a single maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Amounts maturing in
One year or less	$-	$-	$-	$-
After one year through five years	7,996	7,718	-	-
After five years through ten years	30,076	28,057	-	-
	38,072	35,775	-	-
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	244	238	1,304	1,232
	$38,316	$36,013	$1,304	$1,232

Investment securities with carrying values of $17,259,000 and $14,526,000 at June 30, 2018 and December 31, 2017 respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

There were no sales of investment securities during the six months ended June 30, 2018 and June 30, 2017.

Information pertaining to securities with gross unrealized losses at the dates indicated, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
June 30, 2018
Available-for-sale
U.S. Treasury securities	$4,746	$(264)	$27,828	$(1,974)	$32,574	$(2,238)
U.S. Government agencies	-	-	2,945	(55)	2,945	(55)
U.S. Agency collateralized mortgage obligations	-	-	191	(6)	191	(6)
Municipals	256	(4)	-	-	256	(4)
Total available-for-sale securities	5,002	(268)	30,964	(2,035)	35,966	(2,303)
Held-to-maturity
U.S. Agency residential mortgage-backed securities	-	-	1,232	(72)	1,232	(72)
Total investment securities	$5,002	$(268)	$32,196	$(2,107)	$37,198	$(2,375)
December 31, 2017
Available-for-sale
U.S. Treasury securities	$4,934	$(77)	$28,463	$(1,321)	$33,397	$(1,398)
U.S. Government agencies	-	-	2,970	(30)	2,970	(30)
U.S. Agency collateralized mortgage obligations	220	(3)	-	-	220	(3)
Municipals	260	(1)	-	-	260	(1)
Total available-for-sale securities	5,414	(81)	31,433	(1,351)	36,847	(1,432)
Held-to-maturity
U.S. Agency residential mortgage-backed securities	-	-	1,374	(35)	1,374	(35)
Total investment securities	$5,414	$(81)	$32,807	$(1,386)	$38,221	$(1,467)

At June 30, 2018 and December 31, 2017, there were 11 securities in an unrealized loss position. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. The Company does not consider these securities to be other than temporarily impaired at June 30, 2018 and December 31, 2017.

Note 4 - Loans and Allowance for Loan Losses

The composition of the loan portfolio is as follows as of the periods indicated:

	June 30,	December 31,
	2018	2017
	(dollars in thousands)
Commercial and industrial loans	$89,284	$88,688
Real estate loans:
Construction, land, and land development	46,356	41,641
Residential real estate	88,422	87,031
Commercial real estate	474,330	437,717
Consumer and other loans	2,670	2,058
Gross loans receivable	701,062	657,135
Net deferred origination fees	(370)	(347)
Loans receivable	$700,692	$656,788

Included in loans are overdrafts of $33,000 and $76,000 at June 30, 2018 and December 31, 2017, respectively. The Company has pledged loans totaling $164,121,000 and $147,008,000 at June 30, 2018 and December 31, 2017, respectively, for borrowing lines at the FHLB and FRB.

The balance of SBA loans and participations serviced for others totaled $26,729,000 and $29,910,000 at June 30, 2018 and December 31, 2017, respectively.

The Company, at times, purchases individual loans at fair value as of the acquisition date. Purchased loans totaled $42,460,000 and $43,213,000 as of June 30, 2018 and December 31, 2017, respectively. Unamortized premiums totaled $683,000 and $718,000 as of June 30, 2018 and December 31, 2017, respectively, and are amortized into interest income over the life of the loans.

The Company has purchased participation loans totaling $40,678,000 and $8,124,000 as of June 30, 2018 and December 31, 2017, respectively.

The following is a summary of the Company’s loan portfolio segments:

Commercial and industrial loans - Commercial and industrial loans are secured by business assets including inventory, receivables and machinery and equipment to businesses located generally in our primary market area. Loan types include revolving lines of credit, term loans, and loans secured by liquid collateral such as cash deposits or marketable securities. We also issue letters of credit on behalf of our customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.

Construction, land and land development loans - We originate loans for the construction of 1-4 family, multifamily, and CRE properties in our market area. Construction loans are considered to have higher risks due to construction completion and timing risk, the ultimate repayment being sensitive to interest rate changes, government regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans, as adverse economic conditions may negatively impact the real estate market, which could affect the borrower’s ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change. We occasionally originate land loans for the purpose of facilitating the ultimate construction of a home or commercial building. The primary risks include the borrower’s ability to pay and the inability of the Company to recover its investment due to a material decline in the fair value of the underlying collateral.

Residential real estate - Residential real estate includes various types of loans which the Company holds real property as collateral. Included in this segment are multi-family loans, first lien single family loans, which we occasionally purchase to diversify our loan portfolio, and rental portfolios secured by one-to-four family homes. The primary risks of residential real estate loans include the borrower’s inability to pay, material decreases in the value of the collateral, and significant increases in interest rates which may make the loan unprofitable.

Commercial real estate (includes owner occupied and non-owner occupied) - Commercial real estate includes various types of loans which the Company holds real property as collateral. The primary risks of real estate loans include the borrower’s inability to pay, material decreases in the value of the collateralized real estate and significant increases in interest rates, which may make the real estate loan unprofitable. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.

Consumer and other loans - We originate a limited number of consumer loans, generally for banking customers only, which consist primarily of home equity lines of credit, saving account secured loans, and auto loans. Repayment of these loans is dependent on the borrower’s ability to pay and the fair value of the underlying collateral.

The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
June 30, 2018
Commercial and industrial loans	$501	$391	$892	$88,392	$89,284	$-
Real estate loans:
Construction, land and land development	-	-	-	46,356	46,356	-
Residential real estate	75	-	75	88,347	88,422	-
Commercial real estate	-	-	-	474,330	474,330	-
Consumer and other loans	-	-	-	2,670	2,670	-
	$576	$391	$967	$700,095	701,062	$-
Less net deferred origination fees					(370)
Loans receivable					$700,692

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2017
Commercial and industrial loans	$791	$372	$1,163	$87,525	$88,688	$-
Real estate loans:
Construction, land and land development	218	-	218	41,423	41,641	-
Residential real estate	76	-	76	86,955	87,031	-
Commercial real estate	333	345	678	437,039	437,717	-
Consumer and other loans	-	-	-	2,058	2,058	-
	$1,418	$717	$2,135	$655,000	657,135	$-
Less net deferred origination fees					(347)
Loans receivable					$656,788

A summary of information pertaining to impaired loans as of the period indicated:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	(dollars in thousands)
June 30, 2018
Commercial and industrial loans	$1,097	$820	$-	$820	$-
Real estate loans:
Residential real estate	75	75	-	75	-
Commercial real estate	1,498	1,290	-	1,290	-
Total	$2,670	$2,185	$-	$2,185	$-
December 31, 2017
Commercial and industrial loans	$1,123	$1,065	$-	$1,064	$-
Real estate loans:
Residential real estate	94	89	-	88	-
Commercial real estate	2,249	1,660	-	1,660	-
Total	$3,466	$2,814	$-	$2,812	$-

The following tables summarize our average recorded investment and interest income recognized on impaired loans by loan class for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30, 2018		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial and industrial loans	$976	$10	$115	$-
Real estate loans:
Construction, land and land development	-	-	379	-
Residential real estate	416	-	48	-
Commercial real estate	1,297	-	2,656	-
Total	$2,689	$10	$3,198	$-

	Six Months Ended
	June 30, 2018		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial and industrial loans	$1,195	$25	$120	$-
Real estate loans:
Construction, land and land development	-	-	1,281	17
Residential real estate	307	5	97	-
Commercial real estate	1,303	-	5,388	27
Total	$2,805	$30	$6,886	$44

The Company grants restructurings in response to borrower financial difficulty, and generally provides for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest. In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow for an extended period of time, usually at least six months in duration.

The following table presents troubled debt restructurings by accrual versus nonaccrual status and by loan class as of the period indicated:

	Accrual Status	Nonaccrual Status	Total Restructured Loans
	(dollars in thousands)
June 30, 2018
Commercial real estate	$-	$1,290	$1,290
December 31, 2017
Commercial real estate	$-	$1,315	$1,315

No loans were restructured in the six months ended June 30, 2018 and June 30, 2017 as troubled debt restructurings. The Company has no commitments to loan additional funds to borrowers whose loans were troubled debt restructurings at June 30, 2018.

When loans are placed on nonaccrual status, all accrued interest is reversed from current period earnings. Payments received on nonaccrual loans are generally applied as a reduction to the loan principal balance. If the likelihood of further loss is removed, the Company will recognize interest on a cash basis only. Loans may be returned to accruing status if the Company believes that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on nonaccrual.

An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	June 30,	December 31,
	2018	2017
	(dollars in thousands)
Commercial and industrial loans	$703	$372
Real estate loans:
Residential real estate	75	88
Commercial real estate	1,290	1,660
Total nonaccrual loans	$2,068	$2,120

Credit Quality and Credit Risk

Federal regulations require that the Company periodically evaluate the risks inherent in its loan portfolio. In addition, the Company’s regulatory agencies have authority to identify problem loans and, if appropriate, require them to be reclassified. There are three classifications for problem loans: Substandard, Doubtful, and Loss. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of loans classified as Substandard, with additional characteristics that suggest the weaknesses make collection or recovery in full after liquidation of collateral questionable on the basis of currently existing facts, conditions, and values. There is a high possibility of loss in loans classified as Doubtful. A loan classified as Loss is considered uncollectible and of such little value that continued classification of the credit as a loan is not warranted. If a loan or a portion thereof is classified as Loss, it must be charged-off, meaning the amount of the loss is charged against the allowance for loan losses, thereby reducing that reserve. The Company also classifies some loans as Watch or Other Loans Especially Mentioned (OLEM). Loans classified as Watch are performing assets and classified as pass credits but have elements of risk that require more monitoring than other performing loans and are reported in the Pass column in the following table. Loans classified as OLEM are assets that continue to perform but have shown deterioration in credit quality and require close monitoring.

Loans by credit quality risk rating are as follows as of the periods indicated:

	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
June 30, 2018
Commercial and industrial loans	$87,060	$1,135	$1,089	$-	$89,284
Real estate loans:
Construction, land, and land development	43,807	2,549	-	-	46,356
Residential real estate	88,221	126	75	-	88,422
Commercial real estate	470,744	2,296	1,290	-	474,330
Consumer and other loans	2,670	-	-		2,670
	$692,502	$6,106	$2,454	$-	701,062
Less net deferred origination fees					(370)
Loans receivable					$700,692
December 31, 2017
Commercial and industrial loans	$87,247	$376	$902	$163	$88,688
Real estate loans:
Construction, land, and land development	39,081	2,560	-	-	41,641
Residential real estate	86,464	479	88	-	87,031
Commercial real estate	434,421	1,636	1,315	345	437,717
Consumer and other loans	2,058	-	-	-	2,058
	$649,271	$5,051	$2,305	$508	657,135
Less net deferred origination fees					(347)
Loans receivable					$656,788

Allowance for Loan Losses

The Company’s ALLL covers estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated probable losses inherent in the remainder of the loan portfolio. The ALLL is prepared using the information provided by the Company’s credit review process together with data from peer institutions and economic information gathered from published sources.

The loan portfolio is segmented into groups of loans with similar risk profiles. Each segment possesses varying degrees of risk based on the type of loan, the type of collateral, and the sensitivity of the borrower or industry to changes in external factors such as economic conditions. An estimated loss rate calculated the Company’s actual historical loss rates adjusted for current portfolio trends, economic conditions, and other relevant internal and external factors, is applied to each group’s aggregate loan balances.

The following tables summarize the allocation of the allowance for loan loss, as well as the activity in the allowance for loan loss attributed to various segments in the loan as of and for the three and six months ended June 30, 2018:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Three Months Ended June 30, 2018
Balance, March 31, 2018	$2,028	$1,133	$1,328	$2,088	$53	$1,793	$8,423
Provision for loan losses or (recapture)	64	105	67	215	3	(62)	392
	2,092	1,238	1,395	2,303	56	1,731	8,815
Loans charged-off	(272)	-	-	-	(9)	-	(281)
Recoveries of loans previously charged-off	1	-	-	-	5	-	6
Net (charge-offs) recoveries	(271)	-	-	-	(4)	-	(275)
Balance, June 30, 2018	$1,821	$1,238	$1,395	$2,303	$52	$1,731	$8,540

Six Months Ended June 30, 2018
Balance, December 31, 2017	$1,864	$1,063	$1,343	$2,014	$43	$1,690	$8,017
Provision for loan losses or (recapture)	236	175	52	373	16	41	893
	2,100	1,238	1,395	2,387	59	1,731	8,910
Loans charged-off	(281)	-	-	(84)	(14)	-	(379)
Recoveries of loans previously charged-off	2	-	-	-	7	-	9
Net (charge-offs) recoveries	(279)	-	-	(84)	(7)	-	(370)
Balance, June 30, 2018	$1,821	$1,238	$1,395	$2,303	$52	$1,731	$8,540

As of June 30, 2018
Amounts allocated to
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,821	1,238	1,395	2,303	52	1,731	8,540
Balance, June 30, 2018	$1,821	$1,238	$1,395	$2,303	$52	$1,731	$8,540
Loans individually evaluated for impairment	$820	$-	$75	$1,290	$-		$2,185
Loans collectively evaluated for impairment	88,464	46,356	88,347	473,040	2,670		698,877
Balance, June 30, 2018	$89,284	$46,356	$88,422	$474,330	$2,670		$701,062

The following tables summarize the allocation of the allowance for loan loss, as well as the activity in the allowance for loan loss attributed to various segments in the loan as of and for the three and six months ended June 30, 2017:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Three Months Ended June 30, 2017
Beginning balance, March 31, 2017	$1,596	$1,121	$1,339	$1,495	$37	$2,205	$7,793
Provision for loan losses or (recapture)	284	(49)	(158)	473	-	(550)	-
	1,880	1,072	1,181	1,968	37	1,655	7,793
Loans charged-off	-	-	-	-	(1)	-	(1)
Recoveries of loans previously charged-off	1	95	-	-	1	-	97
Net (charge-offs) recoveries	1	95	-	-	-	-	96
Ending balance, June 30, 2017	$1,881	$1,167	$1,181	$1,968	$37	$1,655	$7,889

Six Months Ended June 30, 2017
Beginning balance, December 31, 2016	$1,606	$1,398	$1,495	$1,474	$26	$1,545	$7,544
Provision for loan losses or (recapture)	288	(326)	(314)	667	14	110	439
	1,894	1,072	1,181	2,141	40	1,655	7,983
Loans charged-off	(14)	-	-	(173)	(4)	-	(191)
Recoveries of loans previously charged-off	1	95	-	-	1	-	97
Net (charge-offs) recoveries	(13)	95	-	(173)	(3)	-	(94)
Balance, June 30, 2017	$1,881	$1,167	$1,181	$1,968	$37	$1,655	$7,889

As of June 30, 2017
Amounts allocated to
Individually evaluated for impairment	$65	$-	$-	$-	$-	$-	$65
Collectively evaluated for impairment	1,816	1,167	1,181	1,968	37	1,655	7,824
Balance, June 30, 2017	$1,881	$1,167	$1,181	$1,968	$37	$1,655	$7,889
Loans individually evaluated for impairment	$220	$-	$-	$-	$-		$220
Loans collectively evaluated for impairment	84,572	46,288	68,802	422,170	1,795		623,627
Balance, June 30, 2017	$84,792	$46,288	$68,802	$422,170	$1,795		$623,847

Note 5 - Deposits

The composition of consolidated deposits consisted of the following at the periods indicated:

	June 30,	December 31,
	2018	2017
	(dollars in thousands)
Demand, noninterest-bearing	$259,449	$242,358
Now and money market	336,666	326,412
Savings	48,509	43,876
Time deposits less than $250,000	65,393	60,445
Time deposits $250,000 and over	34,451	30,204
Total deposits	$744,468	$703,295

The following table presents the maturity distribution of time deposits as of June 30, 2018 (dollars in thousands):

Twelve months	$50,791
One to two years	35,468
Two to three years	8,616
Three to four years	3,192
Four to five years	1,777
$99,844

Note 6 - Stock-Based Compensation

Stock Options and Restricted Stock

In April 2006, the Company adopted the 2006 Stock Option and Equity Compensation Plan (Plan), which is unlimited in duration. Provisions of the Plan and Internal Revenue Service (IRS) Code limit Incentive Stock Options to be granted on a date that is not more than ten years from the Plan date or the date the Plan was amended to increase the shares available. The Plan provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units. Stock awards may be issued to directors, officers, and employees of the Company and the Bank. The Plan permits revisions and amendments, requiring approval of shareholders of the Company.

On April 30, 2018, the Company’s shareholders approved the Coastal Financial Corporation 2018 Omnibus Incentive Plan (2018 Plan). The 2018 Plan authorizes the Company to grant awards, including but not limited to, stock options and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. The 2018 Plan replaces both the 2006 Plan and our Directors’ Stock Bonus Plan. Existing awards will vest under the terms granted and no further awards will be made under these previous plans. Shares available to be granted under the 2018 plan were 500,000 at June 30, 2018.

Stock Option Awards

In January 2018, the Company granted 28,546 nonqualified stock options to an employee, which vest ratably over 10 years. The Company also granted 87,500 qualified stock options to employees, which vest ratably over 10 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company uses the vesting term and contractual life to determine the expected life. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense related to unvested stock option awards is reversed at date of forfeiture.

The following assumptions were used to estimate the value of options granted during the periods indicated:

Six months ended June 30, 2018
Expected term	10.0 years
Expected stock price volatility	41.89%
Risk-free interest rate	2.66%
Expected dividends	Zero
Weighted average grant date fair value	$3.95

A summary of stock option activity under the Company’s Plan during the six months ended June 30, 2018:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2017	668,934	$6.12	6.36
Granted	116,046	7.10	-
Exercised	(45,250)	6.03	-
Forfeited or expired	(32,270)	6.51	-
Outstanding at June 30, 2018	707,460	$6.27	6.84
Exercisable at June 30, 2018	208,635	$5.94	5.37

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options during the three and six months ended June 30, 2018 was $67,000. There were no options exercised during the three and six months ended June 30, 2017.

As of June 30, 2018, there was $1,759,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. Total unrecognized compensation costs will be adjusted for unvested forfeitures. The Company expects to recognize that cost over a weighted-average period of approximately 7.3 years.

Restricted Stock Awards

The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.

The Company’s nonvested shares at June 30, 2018 and December 31, 2017 totaled 1,200 and 1,400 shares, respectively, and were issued with weighted average grant date fair value of $6.25.

Director’s Stock Bonus

The Company adopted and subsequently amended the Director’s Stock Bonus Plan (Bonus Plan). The Bonus Plan was frozen on April 30, 2018, when the shareholders approved the 2018 Omnibus Incentive Plan.

Under the Bonus Plan, the Company could grant up to 50,000 shares. Stock was granted to directors who have attended at least 75% of the scheduled board meetings during the prior year. Grants cliff vest over two years from date awarded, contingent on the director still being a director of the Company. During the vesting period, the grants are considered participating securities. Grants immediately vest when a director has attained the retirement age of 72 and retires from the Board.

The Bonus Plan grants shares with total market value of $5,000 per director, per year, with the exception of the board chairman receiving $7,500 per year, and committee chairmen receiving $6,250 per year. Directors unable to receive stock will receive cash in lieu upon completion of the vesting period. Cash awards are recognized over the vesting period and recorded in other liabilities until paid. The amended Bonus Plan would have expired on May 31, 2018 if it was not frozen on April 30, 2018.

In January 2018, there were 4,405 shares granted to five directors at an estimated fair value of $7.10 per share. During 2017, there were 4,808 shares granted to five directors at an estimated fair value of $6.50 per share. Compensation expense recorded related to the Plan totaled $8,000 for the three months ended June 30, 2018 and 2017 and $16,000 for the six months ended June 30, 2018 and 2017.

Existing awards will vest under the terms granted and no further awards will be made under this plan.

Note 7 - Shareholders’ Equity

On May 4, 2018 the Company effected a 1-for-5 reverse stock split, decreasing the number of issued shares from 46,268,359 to 9,254,073, including 401 additional shares issued to shareholders with fractional shares. Authorized shares were not impacted by the reverse stock split. Share and per share amounts included in the consolidated financial statements and accompanying notes reflect the effect of the split for all periods presented.

During 2017, the Articles of Incorporation were amended to increase the total authorized preferred stock from 500,000 shares to 25,000,000 shares. There was zero issued and outstanding preferred stock at June 30, 2018 and December 31, 2017.

During 2017, the Articles of Incorporation were amended to increase total authorized common shares to 300,000,000 shares, an increase of 200,000,000 from the 100,000,000 common shares previously authorized. At June 30, 2018 and December 31, 2017, there were 8,937,109 and 8,887,457 common shares issued and outstanding.

During 2017, the Articles of Incorporation were amended to provide that 1,000,000 shares of common stock, out of the 300,000,000 shares authorized, be designated as Class B nonvoting common stock. At June 30, 2018 and December 31, 2017, there were 100,000 shares of Class B nonvoting common stock issued and outstanding.

Class B nonvoting common stock is identical to and has the same rights as common stock, except that it does not have the right to vote on any matter requiring the approval of shareholders, unless specifically required by law.

During 2017, the Articles of Incorporation were amended to provide that up to 100,000,000 shares of common stock, out of the 300,000,000 shares authorized, may be designated as Class C nonvoting common stock. At June 30, 2018 and December 31, 2017, there were 261,444 shares of Class C nonvoting common stock issued and outstanding.

Class C nonvoting common stock is identical to common stock except with respect to voting rights, restrictions on transfer and conversion rights.

Voting rights - Class C nonvoting common stock has no voting rights, except as may be required by law.

Restrictions on transfer - The shares of Class C nonvoting common stock may not be transferred by the original purchaser of the shares except: (1) to the Company; (2) in a widely distributed public offering that is registered under the Securities Act of 1933; (3) to a person that is acquiring a majority of the Company’s voting securities (not including voting securities such person is acquiring from the transferor); or (4) in transfers in which no transferee (or group of associated transferees) would receive 2% or more of any class of voting securities of the Company (including pursuant to a related series of transactions), provided that the transferee or transferees are not affiliated with the original purchaser of the Class C nonvoting common stock.

Conversion rights - Class C nonvoting common stock is not convertible into common stock or any other class or series of the Company’s equity by the original purchaser of the shares. Following a permissible transfer of the Class C nonvoting common stock, as described above, with the approval of our board of directors, the Class C nonvoting common stock may be converted into common stock by the transferee or transferees on terms and conditions approved by our board of directors.

Note 8 - Fair Value Measurements

The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	June 30, 2018		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$14,217	$14,217	$14,217	$-	$-
Interest-bearing deposits with other banks	77,232	77,232	77,232	-	-
Investment securities	37,317	37,245	32,574	4,671	-
Other investments	3,766	3,766	-	3,766	-
Loans receivable, net (1)	692,152	672,645	-	-	672,645
Accrued interest receivable	2,290	-	-	2,290	-
Financial liabilities
Deposits (1)	$744,468	$743,311	$-	$743,311	$-
FHLB advances	20,000	20,000	-	20,000	-
Subordinated debt	9,957	9,020	-	9,020	-
Junior subordinated debentures	3,580	3,016	-	3,016	-
Capital lease	105	102	-	102	-
Accrued interest payable	241	-	-	241	-

(1)

The estimated fair value of loans receivable, net and deposits for June 30, 2018 reflect exit price assumptions. The December 31, 2017 fair value estimates may not reflect based on exit price assumptions.

	December 31, 2017		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$13,787	$13,787	$13,787	$-	$-
Interest-bearing deposits with other banks	75,964	75,891	75,891	-	-
Investment securities	38,336	38,301	33,396	4,905	-
Other investments	3,680	3,680	-	3,680	-
Loans receivable, net	648,771	636,334	-	-	636,334
Accrued interest receivable	2,274	-	-	2,274	-
Financial liabilities
Deposits	$703,295	$702,525	$-	$702,525	$-
FHLB advances	20,000	20,000	-	20,000	-
Subordinated debt	9,950	9,601	-	9,601	-
Junior subordinated debentures	3,579	2,978	-	2,978	-
Capital lease	137	134	-	134	-
Accrued interest payable	228	-	-	228	-

The Company measures and discloses certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (that is, not a forced liquidation or distressed sale). GAAP establishes a consistent framework for measuring fair value and disclosure requirements about fair value measurements. Among other things, the accounting standard requires the reporting entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s estimates for market assumptions. These two types of inputs create the following fair value hierarchy:

•

Level 1 – Quoted prices in active markets for identical instruments. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

•

Level 2 – Observable inputs other than Level 1 including quoted prices in active markets for similar instruments, quoted prices in less active markets for identical or similar instruments, or other observable inputs that can be corroborated by observable market data.

•

Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs from non-binding single dealer quotes not corroborated by observable market data.

The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize at a future date. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. In addition, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for certain financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
June 30, 2018
Available-for-sale
U.S. Treasury securities	$32,574	$-	$-	$32,574
U.S. Government agencies	-	2,945	-	2,945
U.S. Agency collateralized mortgage obligations	-	256	-	256
U.S. Agency residential mortgage-backed securities	-	47	-	47
Municipals	-	191	-	191
	$32,574	$3,439	$-	$36,013

December 31, 2017
Available-for-sale
U.S. Treasury securities	$33,396	$-	$-	$33,396
U.S. Government agencies	-	2,970	-	2,970
U.S. Agency collateralized mortgage obligations	-	260	-	260
U.S. Agency residential mortgage-backed securities	-	81	-	81
Municipals	-	220	-	220
	$33,396	$3,531	$-	$36,927

The following methods were used to estimate the fair value of the class of financial instruments above:

Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2018 and December 31, 2017. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets measured at fair value using significant unobservable inputs (Level 3)

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the dates indicated:

	Valuation Technique	Unobservable Inputs	June 30, 2018 Weighted Average Rate	December 31, 2017 Weighted Average Rate
Impaired loans	Collateral valuations	Discount to appraised value	8%	13%

Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
June 30, 2018
Impaired loans	$-	$-	$493	$493
Total	$-	$-	$493	$493
December 31, 2017
Impaired loans	$-	$-	$508	$508
Total	$-	$-	$508	$508

The amounts disclosed above represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair value as of the dates reported on.

Impaired loans - A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted cash expected future cash flows. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. Impaired loans are evaluated quarterly to determine if valuation adjustments should be recorded. The need for valuation adjustments arises when observable market prices or current appraised values of collateral indicate a shortfall in collateral value compared to current carrying values of the related loan. If the Company determines that the value of the impaired loan is less than the carrying value of the loan, the Company either establishes an impairment reserve as a specific component of the allowance for loan losses or charges off the impairment amount. These valuation adjustments are considered nonrecurring fair value adjustments.

Note 9 - Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands, except share data)		(dollars in thousands, except share data)
Net Income	$2,201	$1,876	$4,044	$3,189
Basic weighted average number common shares outstanding	9,263,302	9,233,738	9,253,095	9,232,444
Dilutive effect of share-based compensation	19,514	3,077	12,552	3,077
Diluted weighted average number common shares oustanding	9,282,816	9,236,815	9,265,647	9,235,521
Basic earnings per share	$0.24	$0.20	$0.44	$0.35
Diluted earnings per share	$0.24	$0.20	$0.44	$0.35

For the three and six month periods ended June 30, 2018 and 2017, the difference in earnings per share under the two-class method was not significant. Options to purchase an additional 701,848 and 648,936 shares of common stock, as of June 30, 2018 and 2017, respectively, were not included in the computation of diluted earnings per common share because their effect resulted in them being anti-dilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Coastal Financial Corporation (the “Company”) is a bank holding company that operates through its wholly owned subsidiary, Coastal Community Bank (the “Bank”). We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. We focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington. We currently operate 13 full-service banking locations, 10 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and three of which are located in neighboring counties (one in King County and two in Island County).

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted by the Bank.

As a bank holding company that operates through one segment, community banking, we generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is commercial and retail deposits. We place secondary reliance on wholesale funding, primarily borrowings from the Federal Home Loan Bank, or FHLB. Our largest expenses are salaries and related employee benefits, occupancy, interest on deposits and borrowings, data processing, and provision for loan losses. Our principal lending products are commercial real estate loans, commercial and industrial loans, and to a lesser extent residential real estate loans and consumer loans.

On July 20, 2018, the Company closed its initial public offering of 2,577,500 shares for net proceeds of $33.2 million. For further discussion see “Initial Public Offering – Capitalization”.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and June 30, 2017

Net Income

Net income for the three months ended June 30, 2018, was $2.2 million, or $0.24 per diluted share, compared to $1.9 million, or $0.20 per diluted share, for the three months ended June 30, 2017. The increase in net income over the comparable period in the prior year was attributable to a $1.1 million increase in net interest income, primarily arising from increased interest-earning assets from our loan growth initiatives, as well as a $192,000 increase in fee income from raising our deposit service charges and fees and revenue from loan referral fees and $336,000 in lower taxes resulting from the decrease in the corporate tax rate under the Tax Cuts and Jobs Act. These positive factors were partially offset by a $891,000 increase in noninterest expense.

Net Interest Income

Net interest income for the three months ended June 30, 2018, was $8.3 million compared to $7.2 million for the three months ended June 30, 2017, an increase of $1.1 million, or 15.3%. The increase in net interest income consisted of a $1.3 million, or 16.5%, increase in interest income partially offset by a $251,000, or 34.9%, increase in interest expense.

The growth in interest income was primarily attributable to a $81.8 million, or 13.5%, increase in average loans outstanding for the three months ended June 30, 2018, compared to the prior year, combined with a 12 basis point increase in the yield on total loans. We have continued to focus on our loan growth initiatives, including the deepening of relationships with existing customers and developing new loan and deposit relationships. We have also focused on organically growing loans through our existing lenders and by adding new lenders to assist with our efforts.

The increase in interest expense for the three months ended June 30, 2018, was primarily related to a 15 basis point increase in the cost of interest-bearing deposits combined with a $41.9 million, or 9.9%, increase in average interest-bearing deposits over the same period in the prior year. The increase in the cost of deposits was primarily due to an increase in the rate paid on NOW and money market accounts and on time deposits, as market interest rates increased over the prior year. The increase in average interest-bearing deposits for the three months ended June 30, 2018, compared to the same period in 2017 is attributable to growth in all deposit categories. The average balance of NOW and money market accounts grew $13.3 million, or 4.3%, the average balance of savings accounts grew $6.5 million, or 16.0%, and the average balance of customer time deposits grew $22.2 million, or 32.2%. We do not regularly advertise time deposit rates or money market rates, although we occasionally advertise promotional rates in targeted portions of our market area. Our branch managers, business development officers, and lenders collaborate to provide consistent and coordinated customer service and to seek deposits from new and existing customers.

For the three months ended June 30, 2018, net interest margin (annualized net interest income divided by average total interest-earning assets) and net interest spread (average yield on total interest-earning assets minus average cost of total interest-bearing liabilities) were 4.26% and 3.96%, respectively, compared to 4.12% and 3.89% for the three months ended June 30, 2017.

The following table presents an analysis of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $321,000 and $152,000 for the three months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2018 and 2017, the amount of interest income not recognized on nonaccrual loans was not material.

	Average balance sheets
	For the Three Months Ended June 30,
	2018			2017
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost (4)	Balance	Dividends	Cost (4)
Assets:
Interest earning assets:
Interest-bearing deposits	$50,750	$236	1.87%	$56,240	$149	1.06%
Investment securities, available for sale (1)	38,325	148	1.55	34,604	122	1.41
Investment securities, held to maturity (1)	1,317	7	2.13	1,684	10	2.38
Other Investments	3,200	62	7.77	2,975	63	8.49
Loans receivable (2)	688,975	8,778	5.11	607,197	7,557	4.99
Total interest earning assets	782,567	9,231	4.73%	702,700	7,901	4.51%
Noninterest earning assets:
Allowance for loan losses	(8,522)			(7,861)
Other noninterest earning assets	36,277			38,094
Total assets	$810,322			$732,933

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest-bearing deposits	$464,133	$712	0.62%	$422,166	$492	0.47%
FHLB advances and other borrowings	5,972	30	2.01	2,544	7	1.10
Subordinated debt	9,955	147	5.92	9,941	148	5.97
Junior subordinated debentures	3,580	39	4.37	3,578	30	3.36
Total interest-bearing liabilities	483,640	928	0.77%	438,229	677	0.62%
Noninterest bearing deposits	255,615			229,084
Other liabilities	2,610			2,889
Total shareholders' equity	68,457			62,731
Total liabilities and shareholders' equity	$810,322			$732,933
Net interest income		$8,303			$7,224
Interest rate spread			3.96%			3.89%
Net interest margin (3)			4.26%			4.12%

(1)

For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(2)	Includes nonaccrual loans.
(3)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(4)	Yields and rates are annualized.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest-earning assets and interest- bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Three Months Ended June 30, 2018
	Compared to
	Three Months Ended June 30, 2017
	Increase (Decrease)
	Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Interest-bearing deposits	$(15)	$102	$87
Investment securities, available for sale	13	13	26
Investment securities, held to maturity	(2)	(1)	(3)
Other Investments	5	(6)	(1)
Loans receivable	1,018	203	1,221
Total increase in interest income	1,019	311	1,330

Interest expense:
Interest-bearing deposits	49	171	220
FHLB advances	10	13	23
Subordinated debt	-	(1)	(1)
Junior subordinated debentures	-	9	9
Total increase in interest expense	59	192	251
Increase in net interest income	$960	$119	$1,079

Provision for Loan Losses

The provision for loan losses is an expense we incur to maintain an allowance for loan losses at a level that is deemed appropriate by management to absorb inherent losses on existing loans. For a description of the factors taken into account by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.”

The provision for loan losses for the three months ended June 30, 2018, was $392,000, compared to no such provision for the three months ended June 30, 2017. The increase of $392,000 was primarily due to loan growth. The allowance for loan losses as a percentage of loans was 1.22% at June 30, 2018, compared to 1.27% at June 30, 2017. The lower allowance that resulted from stronger credit quality reduced the amount of provision needed for 2018.

Net charge-offs for the three months ended June 30, 2018, totaled $275,000, or 0.16% (annualized) of total average loans, as compared to net recoveries of $96,000, or (0.06)% (annualized) of total average loans, for the three months ended June 30, 2017. Net charge-offs for both periods were low and demonstrate the strong credit quality of our loan portfolio and a healthy economic environment in our market area.

Noninterest Income

Our primary sources of recurring noninterest income are deposit account service charges, loan referral fees, mortgage broker fees, and sublease and lease income. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

For the three months ended June 30, 2018, noninterest income totaled $1.2 million, an increase of $193,000, or 18.9%, compared to $1.0 million for the three months ended June 30, 2017.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months
	Ended June 30,		Increase	Percent
(Dollars in thousands)	2018	2017	(Decrease)	Change
Deposit service charges and fees	$771	$651	$120	18.4%
Loan referral fees	114	42	72	171.4
Mortgage broker fees	69	74	(5)	(6.8)
Sublease and lease income	4	55	(51)	(92.7)
Gain on sales of loans, net	78	58	20	34.5
Other	177	140	37	26.4
Total Noninterest income	$1,213	$1,020	$193	18.9%

Deposit Service Charges and Fees. Deposit fees, which are fees from our customers for deposit-related services, constitute the largest component of our noninterest income. Service charges on deposit accounts were $771,000 for the three months ended June 30, 2018, an increase of $120,000, or 18.4%, over the same period in the prior year. The increase in deposit account service charges was primarily the result of a fee income initiative to adjust the pricing of fees, types of fees, and features of our deposit accounts, as well as growth in deposit balances. We were able to increase fees without losing customers.

Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize the loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without the assuming the interest rate risk. Loan referral fees were $114,000 for the three months ended June 30, 2018, compared to $42,000 in the same period in the prior year. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. The recognition of loan referral fees fluctuate in response to these market conditions and as a result we may not recognize any loan referral fees in some periods.

Mortgage Broker Fees. We earn mortgage broker fees for residential mortgage loans that we broker through Quicken Loans. Mortgage broker fees decreased $5,000 in the three months ended June 30, 2018, compared to the same period in 2017 as a result of higher mortgage interest rates and lower inventory of housing in our key markets, which decreased the demand for new and refinanced mortgages.

Gain on Sale of Loans. We typically sell in the secondary market the guaranteed portion (generally 75% of the principal balance) of the SBA and United States Department of Agriculture loans that we originate. Gain on sale of loans increased $20,000 to $78,000 in the three months ended June 30, 2018, compared to the same period in 2017 as a result of increased focus on production after restructuring our SBA loan program in 2017.

Other. This category includes a variety of other income-producing activities, annuity broker fees, and SBA servicing fees. Other noninterest income increased $37,000 in the three months ended June 30, 2018, compared to the same period in 2017 as a result of reimbursement of wholesale banking customer costs in the current quarter, partially offset by lower annuity fees and SBA servicing fees. Additionally, during the three months ended June 30, 2017, the Company incurred a loss on fixed asset disposal of $21,000.

Noninterest Expense

Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expense, data processing expense, director and staff expense, marketing expense, and legal and professional fees.

For the three months ended June 30, 2018, noninterest expense totaled $6.4 million, an increase of $891,000, or 16.3%, compared to $5.5 million for the three months ended June 30, 2017.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months
	Ended June 30,		Increase	Percent
(Dollars in thousands)	2018	2017	(Decrease)	Change
Salaries and employee benefits	$3,910	$3,174	$736	23.2%
Occupancy	804	740	64	8.6
Data processing	492	447	45	10.1
Director and staff expenses	136	137	(1)	(0.7)
Excise taxes	134	112	22	19.6
Marketing	86	83	3	3.6
Legal and professional fees	130	104	26	25.0
FDIC assessments	79	78	1	1.3
Business development	72	60	12	20.0
Other	511	528	(17)	(3.2)
Total Noninterest expense	$6,354	$5,463	$891	16.3%

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, incentive compensation costs, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $3.9 million for the three months ended June 30, 2018, an increase of $736,000, or 23.2%, compared to $3.2 million for the three months ended June 30, 2017. The increase was primarily due to hiring additional staff for our Woodinville branch, which opened in October 2017, and hiring additional higher-earning staff (generally lenders and credit staff) for our ongoing growth initiatives. As of June 30, 2018, we had 170 full-time equivalent employees, compared to 147 at June 30, 2017, a 16% increase.

Occupancy Expenses. Occupancy expenses were $804,000 for the three months ended June 30, 2018, compared to $740,000 for the three months ended June 30, 2017. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $268,000 and $229,000 for the three months ended June 30, 2018 and 2017, respectively. The increase of 8.6%, in occupancy expenses for the three months ended June 30, 2018, compared to the same period in the prior year was primarily due to opening our Woodinville branch in October 2017 and higher building maintenance costs. We opened our 13th branch in Woodinville in the fall of 2017. This new branch increased our lease, depreciation, maintenance, and utility costs for 2018.

Data Processing. Data processing costs were $492,000 for the three months ended June 30, 2018, compared to $447,000 for the three months ended June 30, 2017. Data processing costs include all of our customer processing, computer processing, and network costs.

Other. This category includes dues and subscriptions, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officers insurance, donations, provision for unfunded commitments, and miscellaneous other expenses. Other noninterest expense was $511,000 for the three months ended June 30, 2018, compared to $528,000 for the three months ended June 30, 2017. The decrease was primarily due to less cost associated with problem loans and lower deposit losses for the three months ended June 30, 2018 as compared to the same period last year.

Income Tax Expense

The amount of income tax expense we incur is impacted by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce our deferred tax assets to the amount expected to be realized. For the three months ended June 30, 2018, income tax expense totaled $569,000, compared to $905,000 for the three months ended June 30, 2017. Our effective tax rates for the three months ended June 30, 2018 and 2017, were 20.5% and 32.5%, respectively. The lower tax rate in 2018 was the result of the reduction in the corporate income tax rate under the Tax Cuts and Jobs Act.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and June 30, 2017

Net Income

Net income for the six months ended June 30, 2018, was $4.0 million, or $0.44 per diluted share, compared to $3.2 million, or $0.35 per diluted share, for the six months ended June 30, 2017. The increase in net income over the comparable period in the prior year was attributable to a $2.0 million increase in net interest income, primarily arising from increased interest-earning assets from our loan growth initiatives, as well as a $461,000 increase in fee income from raising our deposit service charges and fees and revenue from loan referral fees and $440,000 in lower taxes resulting from the decrease in the corporate tax rate under the Tax Cuts and Jobs Act. These positive factors were partially offset by a $1.6 million increase in noninterest expense.

Net Interest Income

Net interest income for the six months ended June 30, 2018, was $16.1 million compared to $14.1 million for the six months ended June 30, 2017, an increase of $2.0 million, or 14.2%. The increase in net interest income consisted of a $2.4 million, or 15.6%, increase in interest income offset by a $500,000, or 38.5%, increase in interest expense.

The growth in interest income was primarily attributable to a $69.3 million, or 11.5%, increase in average loans outstanding for the six months ended June 30, 2018, compared to the prior year, combined with a 13 basis point increase in the yield on total loans.

The increase in interest expense for the six months ended June 30, 2018, was primarily related to a 12 basis point increase in the cost of interest-bearing deposits combined with a $40.7 million, or 9.6%, increase in average interest-bearing deposits over the same period in the prior year. The increase in the cost of deposits was primarily due to an increase in the rate paid on NOW and money market accounts and on time deposits, as market interest rates increased over the prior year. The increase in average interest-bearing deposits for the six months ended June 30, 2018, compared to the same period in 2017 is attributable to growth in all deposit categories. The average balance of NOW and money market accounts grew $15.1 million, or 4.8%, the average balance of savings accounts grew $6.6 million, or 16.5%, and the average balance of customer time deposits grew $19.0 million, or 26.7%.

For the six months ended June 30, 2018, net interest margin (annualized net interest income divided by average total interest-earning assets) and net interest spread (average yield on total interest-earning assets minus average cost of total interest-bearing liabilities) were 4.19% and 3.91%, respectively, compared to 4.07% and 3.84% for the six months ended June 30, 2017.

The following table presents an analysis of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $632,000 and $270,000 for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the amount of interest income not recognized on nonaccrual loans was not material.

	Average balance sheets
	For the Six Months Ended June 30,
	2018			2017
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost (4)	Balance	Dividends	Cost (4)
Assets:
Interest earning assets:
Interest-bearing deposits	$59,407	$491	1.67%	$57,466	$287	1.01%
Investment securities, available for sale (1)	38,333	293	1.54	34,619	240	1.40
Investment securities, held to maturity (1)	1,346	14	2.10	1,717	10	1.17
Other Investments	3,057	73	4.82	2,790	74	5.35
Loans receivable (2)	671,867	16,967	5.09	602,619	14,833	4.96
Total interest earning assets	774,010	17,838	4.65%	699,211	15,444	4.45%
Noninterest earning assets:
Allowance for loan losses	(8,323)			(7,771)
Other noninterest earning assets	36,178			41,361
Total assets	$801,865			$732,801

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest-bearing deposits	$464,176	$1,358	0.59%	$423,501	$986	0.47%
FHLB advances and other borrowings	3,397	34	2.02	1,611	10	1.25
Subordinated debt	9,954	291	5.90	9,940	291	5.90
Junior subordinated debentures	3,580	74	4.17	3,578	58	3.27
Total interest-bearing liabilities	481,107	1,757	0.74%	438,630	1,345	0.62%
Noninterest bearing deposits	250,473			225,769
Other liabilities	2,724			2,820
Total shareholders' equity	67,561			65,582
Total liabilities and shareholders' equity	$801,865			$732,801
Net interest income		$16,081			$14,099
Interest rate spread			3.91%			3.84%
Net interest margin (3)			4.19%			4.07%

(1)

For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(2)	Includes nonaccrual loans.
(3)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(4)	Yields and rates are annualized.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest-earning assets and interest- bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Six Months Ended June 30, 2018
	Compared to
	Six Months Ended June 30, 2017
	Increase (Decrease)
	Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Interest-bearing deposits	$10	$194	$204
Investment securities, available for sale	26	28	54
Investment securities, held to maturity	(2)	5	3
Other Investments	7	(8)	(1)
Loans receivable	1,705	429	2,134
Total increase in interest income	1,746	648	2,394

Interest expense:
Interest-bearing deposits	95	277	372
FHLB advances	11	13	24
Subordinated debt	-	-	-
Junior subordinated debentures	-	16	16
Total increase in interest expense	106	306	412
Increase in net interest income	$1,640	$342	$1,982
Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2018, was $893,000, compared to $439,000 for the six months ended June 30, 2017. The increase of $454,000 was primarily due to loan growth. The allowance for loan losses as a percentage of loans was 1.22% at June 30, 2018, compared to 1.27% at June 30, 2017. The lower allowance that resulted from stronger credit quality reduced the amount of provision needed for 2018.

Net charge-offs for the six months ended June 30, 2018, totaled $370,000, or 0.11% (annualized) of total average loans, as compared to net charge-offs of $94,000, or 0.03% (annualized) of total average loans, for the six months ended June 30, 2017. Net charge-offs for both periods were low, and demonstrate the strong credit quality of our loan portfolio and a healthy economic environment in our market area.

Noninterest Income

For the six months ended June 30, 2018, noninterest income totaled $2.3 million, an increase of $469,000, or 25.3%, compared to $1.9 million for the six months ended June 30, 2017.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Six Months
	Ended June 30,		Increase	Percent
(Dollars in thousands)	2018	2017	(Decrease)	Change
Deposit service charges and fees	$1,458	$1,199	$259	21.6%
Loan referral fees	244	42	202	481.0
Mortgage broker fees	106	115	(9)	(7.8)
Sublease and lease income	61	111	(50)	(45.0)
Gain on sales of loans, net	142	84	58	69.0
Other	309	300	9	3.0
Total Noninterest income	$2,320	$1,851	$469	25.3%

Deposit Service Charges and Fees. Service charges on deposit accounts were $1.5 million for the six months ended June 30, 2018, an increase of $259,000, or 21.6%, over the same period in the prior year. The increase in deposit account service charges was primarily the result of a fee income initiative to adjust the pricing of fees, types of fees, and features of our deposit accounts, as well as growth in deposit balances.

Loan Referral Fees. Loan referral fees were $244,000 for the six months ended June 30, 2018, compared to $42,000 in the same period in the prior year. The recognition of loan referral fees fluctuate in response to these market conditions and as a result we may not recognize any loan referral fees in some periods.

Mortgage Broker Fees. Mortgage broker fees decreased $9,000 in the six months ended June 30, 2018, compared to the same period in 2017 as a result of higher mortgage interest rates and lower inventory of housing in our key markets, which decreased the demand for new and refinanced mortgages.

Gain on Sale of Loans. Gain on sale of loans increased $58,000 to $142,000 in the six months ended June 30, 2018, compared to the same period in 2017 as a result of increased focus on production after restructuring our SBA loan program in 2017.

Other. Other noninterest income increased $9,000 in the six months ended June 30, 2018, compared to the same period in 2017. The most significant variances were a result of additional income related to reimbursement of wholesale banking customer costs in the current quarter. The increase was offset by lower annuity fees and lower SBA servicing fees for the six months ended June 30, 2018, as compared to the same period last year. Additionally, during the six months ended June 30, 2017, the Company incurred a loss on fixed asset disposal of $21,000.

Noninterest Expense

For the six months ended June 30, 2018, noninterest expense totaled $12.4 million, an increase of $1.6 million, or 14.6%, compared to $10.8 million for the six months ended June 30, 2017.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Six Months
	Ended June 30,		Increase	Percent
(Dollars in thousands)	2018	2017	(Decrease)	Change
Salaries and employee benefits	$7,645	$6,456	$1,189	18.4%
Occupancy	1,627	1,469	158	10.8
Data processing	971	848	123	14.5
Director and staff expenses	280	278	2	0.7
Excise taxes	258	225	33	14.7
Marketing	143	150	(7)	(4.7)
Legal and professional fees	210	194	16	8.2
FDIC assessments	164	181	(17)	(9.4)
Business development	160	127	33	26.0
Other	963	911	52	5.7
Total Noninterest expense	$12,421	$10,839	$1,582	14.6%

Salaries and Employee Benefits. Salaries and employee benefits were $7.6 million for the six months ended June 30, 2018, an increase of $1.2 million, or 18.4%, compared to $6.5 million for the six months ended June 30, 2017. As noted previously, the increase was primarily due to hiring additional staff for our Woodinville branch, which opened in October 2017, and hiring additional higher-earning staff (primarily lenders and credit staff) for our ongoing growth initiatives. As of June 30, 2018, we had 170 full-time equivalent employees, compared to 147 at June 30, 2017, a 16% increase.

Occupancy Expenses. Occupancy expenses were $1.6 million for the six months ended June 30, 2018, compared to $1.5 million for the six months ended June 30, 2017. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $521,000 and $460,000 for the six months ended June 30, 2018 and 2017, respectively. The increase of 10.8%, in occupancy expenses for the six months ended June 30, 2018, compared to the same period in the prior year was primarily due to opening our Woodinville branch in October 2017.

Data Processing. Data processing costs were $971,000 for the six months ended June 30, 2018, compared to $848,000 for the six months ended June 30, 2017. Data processing costs include all of our customer processing, computer processing, and network costs.

Other. Other noninterest expense were $963,000 for the six months ended June 30, 2018, compared to $911,000 for the six months ended June 30, 2017. The increase was primarily due to costs associated with supporting the communities we serve through memberships and sponsorships and slight increases in office supplies and losses on deposit accounts.

Income Tax Expense

For the six months ended June 30, 2018, income tax expense totaled $1.0 million, compared to $1.5 million for the six months ended June 30, 2017. Our effective tax rates for the six months ended June 30, 2018 and 2017, were 20.5% and 31.7%, respectively. The lower tax rate in 2018 was the result of the reduction in the corporate income tax rate under the Tax Cuts and Jobs Act.

Financial Condition

Our total assets increased $45.1 million, or 5.6%, to $850.9 million as of June 30, 2018, from $805.8 million as of December 31, 2017. Our asset growth in the first half of 2018 was primarily due to $43.4 million in loan growth and a $1.6 million increase in cash and cash equivalents, offset by a decrease of $1.0 million in investment securities. Our growth was primarily funded by $41.2 million in deposit growth during the first half of 2018.

Loan Portfolio

Our primary source of income is derived through interest earned on loans. A substantial portion of our loan portfolio consists of commercial and industrial loans and real estate loans secured by commercial real estate properties located in the Puget Sound region. Our loan portfolio represents the highest yielding component of our earning assets.

As of June 30, 2018, loans totaled $700.7 million, an increase of $43.9 million, or 6.7%, compared to December 31, 2017. The increase was primarily due to our efforts to increase income by building a diversified loan portfolio while maintaining strong credit quality.

Loans as a percentage of deposits were 94.1% as of June 30, 2018, compared to 93.4% as of December 31, 2017. We are focused on serving our communities and markets by growing loans and funding those loans with customer deposits.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30, 2018		As of December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial loans	$89,284	12.7%	$88,688	13.5%
Real estate:
Construction, land and land development	46,356	6.6	41,641	6.3
Residential real estate	88,422	12.6	87,031	13.3
Commercial real estate	474,330	67.7	437,717	66.6
Consumer and other loans	2,670	0.4	2,058	0.3
Gross loans receivable	701,062	100.0%	657,135	100.0%
Net deferred origination fees	(370)		(347)
Loans receivable	$700,692		$656,788

Commercial and Industrial Loans. Commercial and industrial loans increased $600,000, or 0.70%, to $89.3 million as of June 30, 2018, from $88.7 million as of December 31, 2017.

Construction, Land and Land Development Loans. Construction, land and land development loans increased $4.8 million, or 11.5%, to $46.4 million as of June 30, 2018, from $41.6 million as of December 31, 2017. The increase was primarily due to favorable weather conditions for building in our market area. Unfunded loan commitments for construction, land and land development loans increased to $43.8 million at June 30, 2018, from $30.8 million at December 31, 2017. Because of the strong residential real estate market in the Puget Sound region, we expect to see construction and development loans continue to pay off more quickly than we have experienced historically even though the balances have continued to grow.

Residential Real Estate Loans. As of June 30, 2018, purchased residential real estate loans totaled $34.6 million. We also make one-to-four family loans to investors to finance their rental properties and to business owners to secure their business loans. As of June 30, 2018, residential real estate loans made to investors and business owners totaled $33.9 million. In addition, we originate home equity lines of credit and home equity term loans for our portfolio.

Our residential loans increased $1.4 million, or 1.6%, to $88.4 million as of June 30, 2018, from $87.0 million as of December 31, 2017. The increases were primarily a result of our diversification strategy to supplement existing loan growth with purchased loans from a local community bank that were individually underwritten to our credit standards in the Puget Sound region. Most of the one-to-four family loans that we purchased over time are from other lenders in the Puget Sound region or in California.

Commercial Real Estate Loans. Commercial real estate loans increased $36.6 million, or 8.4%, to $474.3 million as of June 30, 2018, from $437.7 million as of December 31, 2017. The increase occurred because we actively seek commercial real estate loans in our markets and our lenders are experienced in competing for these loans.  We funded $74.9 million of new commercial real estate loans over the six months period ended June 30, 2018, of which $32.7 million were participations with other community banks.  We also occasionally consider purchasing participations from other community banks we know under terms acceptable to us.  All participations are individually underwritten to our credit standards and are from our market or the other community bank’s market.

Consumer and Other Loans. Consumer and other loans increased $600,000, or 28.6%, to $2.7 million as of June 30, 2018, from $2.1 million as of December 31, 2017. The increase in these loans was primarily a result of strong consumer confidence and economic strength in the Puget Sound region.

Nonperforming Assets

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by applicable regulations. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When loans are placed on nonaccrual status, all unpaid accrued interest is reversed from income and all interest accruals are stopped. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal balance. Loans are returned to accrual status if we believe that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on nonaccrual status.

We believe our lending practices and active approach to managing nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We have several procedures in place to assist us in maintaining the overall credit quality of our loan portfolio. We have established underwriting guidelines, and we also monitor our delinquency levels for any negative or adverse trends. We actively manage problem assets to reduce our risk for loss.

We had $2.1 million in nonperforming assets, including performing troubled debt restructurings, or TDRs, as of June 30, 2018, compared to $2.1 million as of December 31, 2017.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of	As of
	June 30,	December 31,
(Dollars in thousands)	2018	2017
Nonaccrual loans:
Commercial and industrial loans	$703	$372
Real estate:
Construction, land and land development	-	-
Residential	75	88
Commercial real estate	1,290	1,660
Consumer and other loans	-	-
Total nonaccrual loans	$2,068	$2,120

Accruing loans past due 90 days or more:
Commercial and industrial loans	$-	$-
Real estate:
Construction, land and land development	-	-
Residential	-	-
Commercial real estate	-	-
Consumer and other	-	-
Total accruing loans past due 90 days or more	$-	$-
Total nonperforming loans	$2,068	$2,120

Real estate owned	-	-
Repossessed assets	-	-

Troubled debt restructurings, accruing	-	-

Total nonperforming assets	$2,068	$2,120

Total nonperforming loans to loans receivable	0.30%	0.32%

Total nonperforming assets to total assets	0.24%	0.26%

Allowance for Loan Losses

We maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in our loan portfolio. The amount of the allowance for loan losses should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of our loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, and current economic factors.

In connection with the review of our loan portfolio, we consider risk elements applicable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements we consider include:

•

for commercial and industrial loans, the debt service coverage ratio (income from the business in excess of operating expenses compared to loan repayment requirements), the operating results of the commercial, professional or agricultural enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral;

•

for commercial real estate loans, the debt service coverage ratio, operating results of the owner in the case of owner-occupied properties, the loan-to-value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type;

•

for residential mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt-to-income ratio and employment and income stability, the loan-to-value ratio, and the age, condition and marketability of the collateral; and

•

for construction, land and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan-to-value ratio.

As of June 30, 2018, the allowance for loan losses totaled $8.5 million, or 1.22% of total loans. Our allowance for loan losses as of June 30, 2018, increased by $500,000, or 6.3%, compared to December 31, 2017, primarily due to growth in our loan portfolio. As of December 31, 2017, the allowance for loan losses totaled $8.0 million, or 1.22% of total loans.

The following tables present, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of or for the Three		As of or for the Six
	Months Ended		Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Allowance at beginning of period	$8,423	$7,793	$8,017	$7,544
Provision for loan losses	392	-	893	439
Charge-offs:
Commercial and industrial loans	272	-	281	15
Real estate:
Construction, land and land development	-	-	-	-
Residential	-	-	-	-
Commercial real estate	-	-	84	173
Consumer and other	9	1	14	3
Total charge-offs	$281	$1	$379	$191
Recoveries:
Commercial and industrial loans	$1	$1	$2	$1
Real estate:
Construction, land and land development	-	95	-	95
Residential	-	-	-	-
Commercial real estate	-	-	-	-
Consumer and other	5	1	7	1
Total recoveries	$6	$97	$9	$97
Net (charge-offs ) recoveries	(275)	96	(370)	(94)
Allowance at end of period	$8,540	$7,889	$8,540	$7,889
Allowance to nonperforming loans	412.96%	335.13%	412.96%	335.13%
Allowance to loans receivable	1.22%	1.27%	1.22%	1.27%
Net charge-offs (recoveries) to average loans (1)	0.16%	-0.06%	0.11%	0.03%

(1)	Ratio for the three and six months ended June 30, 2018, are annualized.

Although we believe that we have established our allowance for loan losses in accordance with GAAP and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio. If the Puget Sound region experiences an economic downturn, our asset quality could deteriorate or if we are successful in continuing to grow our loan portfolio, our allowance may become inadequate and material additional provisions for loan losses could be necessary.

Securities

We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledge for public deposits or other business purposes. At June 30, 2018, 87.9% of our investment portfolio consisted of U.S. Treasury securities. The remainder of our securities portfolio was invested in U.S. Government agency securities, agency collateralized mortgage obligations and mortgage-backed securities, and municipal bonds. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At June 30, 2018, our loan-to-deposit ratio was 94.1% and our securities portfolio represented less than 5% of assets. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we anticipate investing excess funds to provide a higher return.

As of June 30, 2018, the carrying amount of our investment securities totaled $37.2 million, a decrease of $1.1 million, or 2.8%, compared to $38.3 million as of December 31, 2017. The decrease in the securities portfolio was primarily the result of the decline in fair value and pay-downs on mortgage-backed securities.

Our investment portfolio consists of securities classified as available for sale and, to a lesser amount, held to maturity. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of		As of
	June 30, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Securities available-for-sale:
U.S. Treasury securities	$34,812	$32,574	$34,794	$33,396
U.S. Government securities	3,000	2,945	3,000	2,970
U.S. Agency collateralized mortgage obligations	197	191	224	221
U.S. Agency residential mortgage-backed securities	47	47	79	80
Municipal bonds	260	256	261	260
Total available-for-sale securities	38,316	36,013	38,358	36,927
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	1,304	1,232	1,409	1,374
Total held-to-maturity securities	1,304	1,232	1,409	1,374
Total investment securities	$39,620	$37,245	$39,767	$38,301

Deposits

We offer a variety of deposit products that have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels, and personalized service to attract and retain these deposits.

Total deposits as of June 30, 2018, were $744.5 million, an increase of $41.2 million, or 5.9%, compared to $703.3 million as of December 31, 2017. The increase was primarily related to our successful execution of our strategy of deepening relationships with existing customers and actively seeking new customers.

Noninterest-bearing deposits as of June 30, 2018, were $259.4 million, an increase of $17.1 million, or 7.1%, compared to $242.4 million as of December 31, 2017. The increase was due to the collaboration of our branch managers, business development offices and lenders to grow core deposits. As a team, we actively pursue the business of new customers.

Total interest-bearing account balances as of June 30, 2018, were $385.2 million, an increase of $14.9 million, or 4.0% from $370.3 million as of December 31, 2017. The increase was due to our team focusing on growing core deposits.

Total time deposit balances as of June 30, 2018, were $99.8 million, an increase of $9.2 million, or 10.1%, from $90.6 million as of December 31, 2017. The increase in total deposits during the period was primarily a result of several short-term growth initiatives during the second quarter of 2018.

The following table sets forth deposit balances at the dates indicated.

	As of		As of
	June 30, 2018		December 31, 2017
		Percent of		Percent of
(Dollars in thousands)	Amount	Total Deposits	Amount	Total Deposits
Demand, noninterest bearing	$259,449	34.9%	$242,358	34.5%
Now and money market	336,666	45.2	326,412	46.4
Savings	48,509	6.5	43,876	6.2
Time deposits less than $100,000	28,274	3.8	27,059	3.8
Time deposits $100,000 and over	71,570	9.6	63,590	9.0
Total	$744,468	100.0%	$703,295	100.0%

The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of June 30, 2018	As of December 31, 2017
Maturity Period:
Three months or less	$6,427	$6,510
Over three through six months	7,608	8,324
Over six through twelve months	20,057	14,185
Over twelve months	37,478	34,571
Total	$71,570	$63,590

Average deposits for the three and six months ended June 30, 2018, were $719.7 million and $714.6 million, respectively, an increase of 10.5% and 10.1%, respectively, compared to the three and six months ended June 30, 2017. The increase in average deposits was primarily due to our continued growth in our primary market areas and the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by our business development officers, branch managers and lenders.

The average rate paid on total interest-bearing deposits was 0.62% and 0.59% for the three and six months ended June 30, 2018, compared to 0.47% and 0.47% for the three and six months ended June 30, 2017.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, noninterest bearing	$255,615	0.00%	$229,084	0.00%	$250,473	0.00%	$225,769	0.00%
Now and money market	326,066	0.49	312,777	0.39	327,544	0.47	312,397	0.39
Savings	47,005	0.03	40,492	0.03	46,506	0.03	39,925	0.03
Time deposits less than $100,000	26,496	1.09	26,137	0.78	26,521	1.05	27,241	0.81
Time deposits $100,000 and over	64,566	1.48	42,760	1.25	63,605	1.43	43,938	1.24
Total deposits	$719,748	0.40%	$651,250	0.31%	$714,649	0.38%	$649,270	0.31%

The ratio of average noninterest-bearing deposits to average total deposits for the three months ended June 30, 2018 and 2017, was 35.5% and 35.2%, respectively. The ratio of average noninterest-bearing deposits to average total deposits for the six months ended June 30, 2018 and 2017, was 35.0% and 34.8%, respectively.

Borrowings

We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of June 30, 2018, and December 31, 2017, total borrowing capacity of $70.7 million and $59.3 million, respectively, was available under this arrangement. FHLB advances totaled $20.0 million as of June 30, 2018, compared to $20.0 million and December 31, 2017.

Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I, or the Trust, of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The debentures bear interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. The effective rate as of June 30, 2018, and December 31, 2017, was 4.44% and 3.69%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust Securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.

Subordinated Debt. In 2016, the Company issued a subordinated note to a commercial bank in the amount of $10.0 million. The note matures on August 1, 2026, and bears interest at the rate of 5.65% per year for five years and, thereafter, at a rate equal to The Wall Street Journal prime rate plus 2.50%. Principal payments of $500,000 per quarter commence November 1, 2021. We may redeem the subordinated note, in whole or in part, without premium or penalty after July 29, 2021, subject to any required regulatory approvals.

	As of and For the Three		As of and For the Six
	Months Ended		Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Maximum amount outstanding at any month-end during period:
FHLB Advances	$20,000	$17,000	$20,000	$17,000
Average outstanding balance during period:
FHLB Advances	$5,862	$2,374	$3,279	$1,442
Weighted average interest rate during period:
FHLB Advances	2.05%	1.17%	2.03%	1.15%
Balance outstanding at end of period:
FHLB Advances	$20,000	$17,000	$20,000	$17,000
Weighted average interest rate at end of period:
FHLB Advances	2.10%	1.31%	2.10%	1.31%

Liquidity and Capital Resources

Liquidity Management

Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, and operational, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity management.

We continually monitor our liquidity position to ensure that our assets and liabilities are managed in a manner to meet all reasonably foreseeable short-term, long-term and strategic liquidity demands. Management has established a comprehensive process for identifying, measuring, monitoring and controlling liquidity risk. Because of its critical importance to the viability of the Bank, liquidity risk management is fully integrated into our risk management processes. Critical elements of our liquidity risk management include: effective corporate governance consisting of oversight by the board of directors and active involvement by management; appropriate strategies, policies, procedures, and limits used to manage and mitigate liquidity risk; comprehensive liquidity risk measurement and monitoring systems that are commensurate with the complexity of our business activities; active management of intraday liquidity and collateral; an appropriately diverse mix of existing and potential future funding sources; adequate levels of highly liquid marketable securities free of legal, regulatory, or operational impediments, that can be used to meet liquidity needs in stressful situations; contingency funding policies and plans that sufficiently address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes sufficient to determine the adequacy of the Bank’s liquidity risk management process.

Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available-for-sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail, commercial, and wholesale deposits, advances from the FHLB and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve discount window, draws on established federal funds lines from unaffiliated commercial banks and the issuance of debt or equity securities. We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary.

The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs for the next two or three years. In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs. For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs and the Bank manages to a minimum liquidity ratio of 10% of assets. Both of these minimum liquidity levels are on-balance sheet sources. Per policy and the Bank’s liquidity contingency plan, in event of a liquidity emergency the Bank can utilize wholesale funds in an amount up to 30% of assets. Since the Bank uses only a small portion of its borrowing capacity, the Bank has access to funds if needed in a liquidity emergency.

Capital Adequacy

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital levels relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank level. The Company will become subject to regulatory capital requirements once its consolidated assets exceed $3.0 billion.

As of June 30, 2018, and December 31, 2017, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2018
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Company	$71,139	9.76%	$32,793	4.50%	$47,367	6.50%
Bank Only	82,443	11.30	32,831	4.50	47,422	6.50
Leverage Capital (to average assets)
Company	74,639	9.21	32,406	4.00	40,508	5.00
Bank Only	82,443	10.18	32,394	4.00	40,492	5.00
Tier I Capital (to risk-weighted assets)
Company	74,639	10.24	43,724	6.00	58,298	8.00
Bank Only	82,443	11.30	43,775	6.00	58,366	8.00
Total Capital (to risk-weighted assets)
Company	93,407	12.82	58,298	8.00	72,873	10.00
Bank Only	91,211	12.50	58,366	8.00	72,958	10.00

December 31, 2017
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Company	$66,494	9.98%	$29,990	4.50%	$43,319	6.50%
Bank Only	77,756	11.67	29,984	4.50	43,311	6.50
Leverage Capital (to average assets)
Company	69,994	8.95	31,286	4.00	39,107	5.00
Bank Only	77,756	9.94	31,280	4.00	39,099	5.00
Tier I Capital (to risk-weighted assets)
Company	69,994	10.50	39,987	6.00	53,316	8.00
Bank Only	77,756	11.67	39,979	6.00	53,306	8.00
Total Capital (to risk-weighted assets)
Company	88,222	13.24	53,316	8.00	66,645	10.00
Bank Only	85,983	12.90	53,306	8.00	66,632	10.00

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations, as of June 30, 2018.

		Payments Due by Period
		Less than	1 to 2	2 to 5	More than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Contractual Cash Obligations
Time Deposits	$99,844	$50,791	$35,468	$13,585	$-
FHLB advances	20,000	20,000	-	-	-
Subordinated note	10,000	-	-	3,500	6,500
Junior subordinated debentures	3,609	-	-	-	3,609
Deferred compensation plans	1,724	175	175	526	848
Operating leases	7,935	1,153	1,165	3,207	2,410
Capital Leases	99	61	38	-	-

For a discussion of our borrowings, see “—Financial Condition—Borrowings.”

We believe that will we be able to meet our contractual obligations as they come due. Adequate cash levels are expected through profitability, repayments from loans and securities, deposit gathering activity, access to borrowing sources and periodic loan sales.

Off-Balance Sheet Items

In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets.

Our commitments associated with outstanding commitments to extend credit and standby and commercial letters of credit are summarized below. Since commitments associated with commitments to extend credit and letters of credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of	As of
	June 30,	December 31,
(Dollars in thousands)	2018	2017
Commitments to extend credit:
Residential real estate	$14,906	$12,488
Construction – residential real estate	29,162	27,447
Construction – commercial real estate	14,686	3,343
Commercial and industrial loans	41,336	38,958
Other	7,737	5,603
Total commitments to extend credit	$107,827	$87,839
Standby letters of credit	$1,760	$2,004

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer.

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers.

Initial Public Offering – Capitalization

The Company successfully closed its initial public offering on July 20, 2018, raising net proceeds of $33.2 million and issuing 2,577,500 shares of common stock in exchange. We intend to use the net proceeds to support or growth, organically or through mergers and acquisitions, and for general corporate purposes, which may include the repayment or refinancing of debit and maintenance of our required regulatory capital levels.

The following table sets forth our consolidated capitalization and regulatory capital ratios as of June 30, 2018:

•	on an actual basis:
•	on an adjusted basis, after giving effect to the net proceeds from the sale by us of shares of common stock in this offering at the initial public offering price of $14.50 per share.

	At June 30, 2018
(Dollars in thousands, except for per share data)	Actual	As Adjusted
Long-Term Debt:
Subordinated debt	$9,957	$9,957
Junior subordinated debentures	3,580	3,580
Total long-term debt	13,537	13,537
Shareholders’ Equity:
Preferred stock, no par value, 25,000,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value,
300,000,000 shares authorized, 8,937,109 voting and 361,444 nonvoting shares issued and outstanding, actual; 11,514,609 voting and 361,444 nonvoting shares issued and outstanding, as adjusted	52,946	86,193
Retained earnings	18,364	18,364
Accumulated other comprehensive loss, net of tax	(1,820)	(1,820)
Total shareholders’ equity	69,490	102,737
Total Capitalization:	$83,027	$116,274

Capital Ratios: (1)
Total shareholders’ equity to total assets	8.17%	12.07%
Tangible equity to tangible assets (2)	8.17%	12.07%
Common equity tier 1 capital ratio	9.76%	14.32%
Tier 1 leverage ratio	9.21%	13.32%
Tier 1 risk-based capital ratio	10.24%	14.80%
Total risk-based capital ratio	12.82%	17.38%

Per Share Data: (3)
Book value per share	$7.47	$8.65
Tangible book value per share (4)	$7.47	$8.65

(1) Except as otherwise noted, capital ratios are for the Company.

(2) Tangible equity to tangible assets is a non-GAAP financial measure. The most directly comparable GAAP financial measure is total shareholders’ equity to total assets. The Company had no goodwill or other intangible assets as of the date indicated. As a result, tangible equity to tangible assets is the same as total shareholders’ equity to total assets as of the date indicated.

(3) Per share amounts are based on total common shares outstanding, which includes common stock and nonvoting common stock.

(4) Tangible book value per share is a non-GAAP financial measure. The most directly comparable GAAP financial measure is book value per share. The Company had no goodwill or other intangible assets as of the date indicated. As a result, tangible book value per share is the same as book value per share as of the date indicated.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Quantitative and Qualitative Disclosures about Market Risk

As a financial institution, our primary component of market risk is interest rate volatility. Our asset liability and funds management policy provides management with the guidelines for effective funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position. We have historically managed our sensitivity position within our established guidelines.

Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decrease in current fair market values. Our objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. We do not enter into instruments such as leveraged derivatives, financial options, financial future contracts or forward delivery contracts for the purpose of reducing interest rate risk. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

Our exposure to interest rate risk is managed by the Asset Liability Committee, or ALCO, of the Bank and reviewed by the Asset Liability and Investment Committee of our board of directors in accordance with policies approved by our board of directors. ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, ALCO considers the impact on earnings and capital on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, ALCO reviews liquidity, cash flows, maturities of deposits and consumer and commercial deposit activity. Management employs various methodologies to manage interest rate risk including an analysis of relationships between interest-earning assets and interest-bearing liabilities and interest rate simulations using a model. The Asset Liability and Investment Committee of our board of directors meets quarterly to review the Bank’s interest rate risk profile, liquidity position, including contingent liquidity, and investment portfolio.

We use interest rate risk simulation models to test interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. Contractual maturities and re-pricing opportunities of loans are incorporated in the model, as are prepayment assumptions, maturity data and call options within the investment portfolio. Average life of non-maturity deposit accounts are based on historical decay rates and assumptions and are incorporated into the model. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

On a quarterly basis, we run multiple simulations under two different premises of which one is a static balance sheet and the other is a dynamic growth balance sheet. The static balance sheet approach produces results that show the interest risk currently inherent in our balance sheet at that point in time. The dynamic balance sheet includes our projected growth levels going forward and produces results that shows how net income, net interest income, and interest risk change based on our projected growth. These simulations test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic approaches, rates are shocked instantaneously and ramped over a 12-month horizon assuming parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non-parallel simulations are also conducted and involve analysis of interest income and expense under various changes in the shape of the yield curve including a forward curve, flat curve, steepening curve, and an inverted curve. Our internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one- and two-year period should not decline by more than 10% for a 100 basis point shift, 15% for a 200 basis point shift, 20% for a 300 basis point shift, and 25% for a 400 basis point shift.

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Estimated Increase (Decrease) in Net Interest Income
Change in Market Interest Rates	Twelve Months Ended June 30, 2018	Twelve Months Ended December 31, 2017
Immediate Shifts
+400 basis points	11.5%	13.2%
+300 basis points	8.4	9.7
+200 basis points	5.6	6.4
+100 basis points	2.8	3.2
-100 basis points	(1.8)	(2.8)
-200 basis points	(8.1)	(8.1)
-300 basis points	(11.1)	(10.4)

Dynamic Balance Sheet and Rate Shifts
+400 basis points	18.3	16.1
+300 basis points	13.5	11.9
+200 basis points	9.0	7.8
+100 basis points	4.5	3.9
-100 basis points	(3.5)	(3.6)
-200 basis points	(11.5)	(9.8)
-300 basis points	(15.6)	(12.5)

The results illustrate that the Bank is asset sensitive and generally performs better in an increasing interest rate environment. The results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various strategies.

Impact of Inflation

Our consolidated financial statements and related notes to those financial statements included elsewhere in this report have been prepared in accordance with GAAP. GAAP requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

Unlike many industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, other operating expenses do reflect general levels of inflation.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the three months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on July 18, 2018. As of June 30, 2018, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s stock during the quarter.

On July 20, 2018, subsequent to the period covered by this report, the Company issued and sold 2,577,500 shares of its common stock, including 427,500 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in the Company’s initial public offering at an offering price of $14.50 per share. The aggregate offering price for the shares sold by the Company was $37.4 million, and after deducting $2.2 million of underwriting discounts and offering expenses paid to third parties, the Company received total net proceeds of $35.2 million. In addition, a selling shareholder participated in the offering and sold an aggregate of 700,000 shares of common stock at an aggregate offering price of $10.2 million. All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-225715), which was declared effective by the SEC on July 17, 2018. Keefe, Bruyette & Woods, a Stifel Company, and Hovde Group, LLC acted as joint book-running managers for the offering. An affiliate of Hovde Group, LLC beneficially owns more than 10% of the Company’s common stock. The offering commenced on July 17, 2018, did not terminate until the sale of all of the shares offered, and was closed on July 20, 2018. There has been no material change in the planned use of proceeds from the initial public offering as described in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on July 18, 2018. The Company intends to use the net proceeds from the offering to support its growth, organically or through mergers and acquisitions, and for general corporate purposes, which may include the repayment or refinancing of debt and maintenance of required regulatory capital levels.

The Company did not repurchase any of its shares during the quarter and does not have any authorized share repurchase programs.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	August 31, 2018	By:	/s/ Eric M. Sprink
Eric M. Sprink
President and Chief Executive Officer
(principal executive officer)

Dated:	August 31, 2018	By:	/s/ Joel G. Edwards
Joel G. Edwards
Executive Vice President and
Chief Financial Officer
(principal financial officer)