Form 10-Q
period 2018-09-30
COASTAL FINANCIAL CORP
filed 2018-11-13
CIK 1437958

No

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an “emerging growth company.”  See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one)

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

As of November 13, 2018, there were 11,887,503 shares of the registrant’s common stock outstanding.

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

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)

ASSETS
	September 30,	December 31,
	2018	2017 (audited)
Cash and due from banks	$16,837	$13,787
Interest earning deposits with other banks (restricted cash of $22,630 and $17,332 at September 30, 2018 and December 31, 2017, respectively)	98,671	75,964
Investment securities, available for sale, at fair value	35,749	36,927
Investment securities, held to maturity, at amortized cost	1,290	1,409
Other investments	3,766	3,680
Loans receivable	744,320	656,788
Allowance for loan losses	(9,111)	(8,017)
Total loans receivable, net	735,209	648,771
Premises and equipment, net	12,845	13,121
Accrued interest receivable	2,299	2,274
Bank-owned life insurance, net	6,640	6,500
Deferred tax asset, net	2,309	2,092
Other assets	1,414	1,228
Total assets	$917,029	$805,753

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$774,722	$703,295
Federal Home Loan Bank (FHLB) advances	20,000	20,000
Subordinated debt
Principal amount $10,000 (less unamortized debt issuance costs of $39 and $50 at September 30, 2018 and December 31, 2017, respectively)	9,961	9,950
Junior subordinated debentures
Principal amount $3,609 (less unamortized debt issuance costs of $28 and $30 at September 30, 2018 and December 31, 2017, respectively)	3,581	3,579
Deferred compensation	1,102	1,175
Accrued interest payable	257	228
Other liabilities	2,130	1,815
Total liabilities	811,753	740,042
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at September 30, 2018 and December 31, 2017; issued and outstanding: zero shares at September 30, 2018 and December 31, 2017	-	-
Common stock, no par value:
Authorized: 300,000,000 shares at September 30, 2018 and December 31, 2017; 11,886,473 voting shares at September 30, 2018 issued and outstanding and 8,887,457 voting and 361,444 nonvoting shares at December 31, 2017 issued and outstanding	86,334	52,521
Retained earnings	20,966	14,134
Accumulated other comprehensive loss, net of tax	(2,024)	(944)
Total shareholders’ equity	105,276	65,711
Total liabilities and shareholders’ equity	$917,029	$805,753

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except for per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$9,262	$7,908	$26,229	$22,741
Interest on investment securities	156	135	463	385
Interest on interest earning deposits with other banks	458	171	949	458
Dividends on other investments	18	3	91	77
Total interest income	9,894	8,217	27,732	23,661
INTEREST EXPENSE
Interest on deposits	851	540	2,209	1,526
Interest on borrowed funds	195	192	594	551
Total interest expense	1,046	732	2,803	2,077
Net interest income	8,848	7,485	24,929	21,584
PROVISION FOR LOAN LOSSES	508	65	1,401	504
Net interest income after provision for loan losses	8,340	7,420	23,528	21,080
NONINTEREST INCOME
Deposit service charges and fees	800	725	2,258	1,924
Wholesale banking service fees	328	-	370	-
Loan referral fees	209	234	453	276
Mortgage broker fees	52	80	158	195
Sublease and lease income	10	56	71	167
Gain on sales of loans, net	-	18	142	102
Other income	147	137	414	437
Total noninterest income	1,546	1,250	3,866	3,101
NONINTEREST EXPENSE
Salaries and employee benefits	4,027	3,491	11,672	9,947
Occupancy	798	784	2,425	2,253
Data processing	501	463	1,472	1,311
Director and staff expenses	213	172	493	450
Excise taxes	146	119	404	344
Marketing	110	148	253	298
Legal and professional fees	142	87	352	281
Federal Deposit Insurance Corporation (FDIC) assessments	83	90	247	271
Business development	81	68	241	195
Other expense	509	387	1,472	1,298
Total noninterest expense	6,610	5,809	19,031	16,648
Income before provision for income taxes	3,276	2,861	8,363	7,533
PROVISION FOR INCOME TAXES	674	957	1,717	2,440
NET INCOME	$2,602	$1,904	$6,646	$5,093
Basic earnings per common share	$0.23	$0.21	$0.67	$0.55
Diluted earnings per common share	$0.22	$0.21	$0.66	$0.55
Weighted average number of common shares outstanding:
Basic	11,338,320	9,235,344	9,956,449	9,233,421
Diluted	11,609,978	9,238,808	10,051,415	9,236,175

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
NET INCOME	$2,602	$1,904	$6,646	$5,093
OTHER COMPREHENSIVE INCOME (LOSS), before tax
Securities available-for-sale
Unrealized holding gain (loss) gain during the quarter	(259)	(63)	(1,131)	504
Income tax benefit (provision) related to unrealized holding gain (loss)	54	21	237	(171)
OTHER COMPREHENSIVE (LOSS) INCOME, net of tax	(205)	(42)	(894)	333
COMPREHENSIVE INCOME	$2,397	$1,862	$5,752	$5,426

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2017	9,238,788	$52,215	$8,698	$(1,016)	$59,897
Net income	-	-	5,093	-	5,093
Issuance of vested stock awards	600	-	-	-	-
Issuance of restricted stock awards	6,208	-	-	-	-
Exercise of stock options	3,620	24	-	-	24
Stock repurchase	(211)	(2)	-	-	(2)
Stock-based compensation	-	213	-	-	213
Other comprehensive income	-	-	-	333	333
BALANCE, September 30, 2017	9,249,005	$52,450	$13,791	$(683)	$65,558

BALANCE, January 1, 2018	9,248,901	$52,521	$14,134	$(944)	$65,711
Net income	-	-	6,646	-	6,646
Reclassification of stranded tax effect due to federal tax rate change	-	-	186	(186)	-
Issuance of restricted stock awards	4,402		-	-	-
Exercise of stock options	55,670	339	-	-	339
Stock-based compensation	-	231	-	-	231
Stock issuance and net proceeds from initial public offering	2,577,500	33,243	-	-	33,243
Other comprehensive loss	-	-	-	(894)	(894)
BALANCE, September 30, 2018	11,886,473	$86,334	$20,966	$(2,024)	$105,276

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,646	$5,093
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,401	504
Depreciation and amortization	786	721
Loss on disposition of fixed assets	-	21
Gain on sales of loans	(142)	(102)
Gain on sale of other real estate owned	-	(32)
Net discount accretion on investment securities	(17)	(6)
Stock-based compensation	231	213
Bank-owned life insurance earnings	(140)	(138)
Net change in other assets and liabilities	92	(688)
Total adjustments	2,211	493
Net cash provided by operating activities	8,857	5,586
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest earning deposits with other banks	(22,707)	1,400
Purchase of other investments, net	(86)	(381)
Principal paydowns of investment securities available-for-sale	70	79
Principal paydowns of investment securities held-to-maturity	114	234
Purchase of participation loans	(32,653)	-
Purchase of loans	(8,575)	(9,917)
Increase in loans receivable, net	(46,469)	(24,396)
Proceeds from sale of other real estate owned	-	1,329
Purchases of premises and equipment, net	(510)	(526)
Net cash used by investing activities	(110,816)	(32,178)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and money market, and savings	63,693	26,620
Net increase in time deposits	7,734	5,917
Net proceeds from initial public offering	33,243	-
Proceeds from exercise of stock options	339	24
Repurchase of common stock	-	(2)
Net cash provided by financing activities	105,009	32,559
NET INCREASE IN CASH AND DUE FROM BANKS	3,050	5,967
CASH AND DUE FROM BANKS, beginning of year	13,787	11,084
CASH AND DUE FROM BANKS, end of quarter	$16,837	$17,051
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$2,774	$2,054
Income taxes paid	1,670	2,895
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$(1,131)	$505

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

The Company provides a full range of banking services to small and medium-sized businesses, professionals, and individuals throughout the greater Puget Sound area through its 14 branches in Snohomish, Island, and King Counties, the Internet, and its mobile banking application. The Bank’s main branch and the headquarters of the Bank and Company are located in Everett, Washington. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (FDIC). The Bank’s loans and deposits are primarily within the greater Puget Sound area, and the Bank’s primary funding source is deposits from customers. The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.

Financial statement presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim reporting requirements and with instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included elsewhere in this report. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for future periods.

Amounts presented in the consolidated financial statements and footnote tables are rounded and presented in thousands of dollars except per-share amounts, which are presented in dollars. In the narrative footnote discussion, amounts are rounded to thousands and presented in dollars.

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

Business Segments - The Company is managed by legal entity and not by lines of business. The entity’s primary business is that of a traditional banking institution, gathering deposits and originating loans for portfolio in its market areas. The Bank offers a wide variety of deposit products to its customers. Lending activities include the origination of real estate, commercial and industrial, and consumer loans. Interest income on loans is the Company’s primary source of revenue, and is supplemented by interest income on deposits with other banks, interest income from investment securities, deposit service charges, and other service provided activities. The Company has determined that its current business and operations consist of a single reporting segment and, therefore, segment disclosures are not required.

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

Subsequent Events - The Company has evaluated events and transactions subsequent to September 30, 2018 for potential recognition or disclosure.  On October 9th 2018, the Bank opened a full service branch in Edmonds, Washington.

Accounting policies – Our complete accounting policies are described in Note 1, summary of significant accounting policies of the Company’s audited consolidated financial statements as of and for the years ended December 31, 2017 and 2016 included in the Form S-1 filed with the SEC.

Reclassifications - Certain amounts reported in prior quarters' consolidated financial statements have been reclassified to conform to the current presentation with no effect on stockholders’ equity or net income.

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

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. A description of the Company’s revenue streams accounted for under ASC 606 is as follows:

Service Charges on Deposit Accounts: The Company earns fees from deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed at the point in the time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs.

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

Merchant Service Fees: The Company earns a percentage of fees from cardholder transactions conducted through a third party payment network provider. The Company is obligated to provide sales, customer support, marketing, deployment and installation of equipment, and savings analysis to merchant service customers. An exclusivity agreement is in place between the Company and the third party payment network provider. Fees are recognized on a monthly basis, as earned. Merchant service fees are included in Services Charges on Deposit Accounts in the consolidated statements of income.

Wholesale Banking Service Fees: The Company earns fees, governed by contract arrangements, for providing banking services to customers of a third party company. Fees are recognized on a monthly basis, as earned.

Loan Referral Fees: Loan referral fees are governed by contract arrangements executed with third party banks. The Company earns loan referral fees when our loan client enters into interest rate swap agreements with third party banks and the rate on the swap is in excess of prevailing market rates. The spread or a portion of the spread, between the interest rate swap agreement and the prevailing market rate can be monetized and recognized as loan referral fee income.

Mortgage Broker Fees: Mortgage broker fees are governed by contract arrangements executed with a third party mortgage company. The Company earns broker fees by partially underwriting mortgage loans and referring qualified loans to the third party mortgage company. Revenue is recognized at the date the mortgage company funds the mortgage loan. The contract arrangement includes a fee reimbursement requirement for funded mortgage loans that pay off within three months of origination.

As of January 1, 2018, the Company adopted FASB ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendments in this ASU require an entity to disclose the fair value of financial instruments using the exit price notion. Exit price is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The methods of determining the fair value of assets and liabilities are consistent with our methodologies disclosed in Note 8—Fair Value Measurements, except for the valuation of loans held-for-investment which was impacted by the adoption of ASU 2016-01. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. As of September 30, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. This ASU also eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendments in this ASU were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 did not have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this update become effective for annual periods and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

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

Recent Accounting Guidance Not Yet Effective

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The new standard is being issued to increase the transparency and comparability around lease obligations. Previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet, accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. The ASU is effective in fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is in the process of its implementation, which includes identifying the population of the Company’s leases that are within the scope of the new guidance and gathering all key lease data that will facilitate application of the new accounting requirements. Upon adoption of this guidance, the Company will recognize a liability for the remaining obligations under its operating lease agreements, and a corresponding right of use asset for its right to use the underlying assets for the lease term. Thus there will be an increase to the Company’s assets and liabilities upon adoption. The increase in assets and liabilities is estimated to be less than 1% of total assets when adopted on January 1, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendment is effective for annual periods beginning after December 15, 2019 and interim period within those annual periods. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are actively assessing our data and the model needs and are evaluating the impact of adopting the amendment. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.  This ASU was issued to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  Previously, these awards were recorded at the fair value of consideration received or the fair value of the equity instruments issued and was measured as of the earlier of the commitment date or the date performance was completed. The amendments in this ASU require the awards to be measured at the grant-date fair value of the equity instrument.  ASU No. 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, but no earlier than an entity's adoption of Topic 606.  The adoption of ASU No. 2018-07 is not expected to have a material impact on the Company's future consolidated financial statements.

Note 3 - Investment Securities

The amortized cost and fair values of investment securities at the date indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
September 30, 2018
Available-for-sale
U.S. Treasury securities	$34,821	$-	$(2,492)	$32,329
U.S. Government agencies	3,000	-	(59)	2,941
U.S. Agency collateralized mortgage obligations	188	-	(6)	182
U.S. Agency residential mortgage-backed securities	43	-	-	43
Municipals	259	-	(5)	254
Total available-for-sale securities	38,311	-	(2,562)	35,749
Held-to-maturity
U.S. Agency residential mortgage-backed securities	1,290	-	(84)	1,206
Total investment securities	$39,601	$-	$(2,646)	$36,955

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2017
Available-for-sale
U.S. Treasury securities	$34,794	$-	$(1,398)	$33,396
U.S. Government agencies	3,000	-	(30)	2,970
U.S. Agency collateralized mortgage obligations	224	-	(3)	221
U.S. Agency residential mortgage-backed securities	79	1	-	80
Municipals	261	-	(1)	260
Total available-for-sale securities	38,358	1	(1,432)	36,927
Held-to-maturity
U.S. Agency residential mortgage-backed securities	1,409	-	(35)	1,374
Total investment securities	$39,767	$1	$(1,467)	$38,301

The amortized cost and fair value of debt securities at September 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are shown separately, since they are not due at a single maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Amounts maturing in
One year or less	$-	$-	$-	$-
After one year through five years	27,838	26,141	-	-
After five years through ten years	10,242	9,383	-	-
	38,080	35,524	-	-
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	231	225	1,290	1,206
	$38,311	$35,749	$1,290	$1,206

Investment securities with carrying values of $19,722,000 and $14,526,000 at September 30, 2018 and December 31, 2017 respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

There were no sales of investment securities during the three and nine months ended September 30, 2018 and September 30, 2017.

Information pertaining to securities with gross unrealized losses at the dates indicated, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
September 30, 2018
Available-for-sale
U.S. Treasury securities	$-	$-	$32,329	$(2,492)	$32,329	$(2,492)
U.S. Government agencies	-	-	2,941	(59)	2,941	(59)
U.S. Agency collateralized mortgage obligations	-	-	182	(6)	182	(6)
Municipals	254	(5)	-	-	254	(5)
Total available-for-sale securities	254	(5)	35,452	(2,557)	35,706	(2,562)
Held-to-maturity
U.S. Agency residential mortgage-backed securities	-	-	1,206	(84)	1,206	(84)
Total investment securities	$254	$(5)	$36,658	$(2,641)	$36,912	$(2,646)

December 31, 2017
Available-for-sale
U.S. Treasury securities	$4,934	$(77)	$28,463	$(1,321)	$33,397	$(1,398)
U.S. Government agencies	-	-	2,970	(30)	2,970	(30)
U.S. Agency collateralized mortgage obligations	220	(3)	-	-	220	(3)
Municipals	260	(1)	-	-	260	(1)
Total available-for-sale securities	5,414	(81)	31,433	(1,351)	36,847	(1,432)
Held-to-maturity
U.S. Agency residential mortgage-backed securities	-	-	1,374	(35)	1,374	(35)
Total investment securities	$5,414	$(81)	$32,807	$(1,386)	$38,221	$(1,467)

At September 30, 2018 and December 31, 2017, there were 11 securities in an unrealized loss position. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. The Company does not consider these securities to be other than temporarily impaired at September 30, 2018 and December 31, 2017.

Note 4 - Loans and Allowance for Loan Losses

The composition of the loan portfolio is as follows as of the periods indicated:

	September 30,	December 31,
	2018	2017
	(dollars in thousands)
Commercial and industrial loans	$85,554	$88,688
Real estate loans:
Construction, land, and land development	62,222	41,641
Residential real estate	91,995	87,031
Commercial real estate	502,782	437,717
Consumer and other loans	2,583	2,058
Gross loans receivable	745,136	657,135
Net deferred origination fees and premiums	(816)	(347)
Loans receivable	$744,320	$656,788

Included in consumer and other loans are overdrafts of $27,000 and $76,000 at September 30, 2018 and December 31, 2017, respectively. The Company has pledged loans totaling $157,100,000 and $147,008,000 at September 30, 2018 and December 31, 2017, respectively, for borrowing lines at the FHLB and FRB.

The balance of SBA loans and participations serviced for others totaled $28,679,000 and $29,910,000 at September 30, 2018 and December 31, 2017, respectively.

The Company, at times, purchases individual loans at fair value as of the acquisition date. Purchased loans with remaining balances totaled $42,662,000 and $43,213,000 as of September 30, 2018 and December 31, 2017, respectively. Unamortized premiums totaled $676,000 and $718,000 as of September 30, 2018 and December 31, 2017, respectively, and are amortized into interest income over the life of the loans.

The Company has purchased participation loans with remaining balances totaling $40,500,000 and $8,124,000 as of September 30, 2018 and December 31, 2017, respectively.

The following is a summary of the Company’s loan portfolio segments:

Commercial and industrial loans - Commercial and industrial loans are secured by business assets including inventory, receivables and machinery and equipment of businesses located generally in our primary market area. Loan types include revolving lines of credit, term loans, and loans secured by liquid collateral such as cash deposits or marketable securities. We also issue letters of credit on behalf of our customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.

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

Residential real estate - Residential real estate includes various types of loans for which the Company holds real property as collateral. Included in this segment are multi-family loans, first lien single family loans, which we occasionally purchase to diversify our loan portfolio, and rental portfolios secured by one-to-four family homes. The primary risks of residential real estate loans include the borrower’s inability to pay, material decreases in the value of the collateral, and significant increases in interest rates which may make the loan unprofitable.

Commercial real estate (includes owner occupied and nonowner occupied) - Commercial real estate includes various types of loans for which the Company holds real property as collateral. The primary risks of commercial real estate loans include the borrower’s inability to pay, material decreases in the value of the collateralized real estate and significant increases in interest rates, which may make the real estate loan unprofitable. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.

Consumer and other loans - We originate a limited number of consumer loans, generally for banking customers only, which consist primarily of home equity lines of credit, saving account secured loans, and auto loans. This loan category also includes overdrafts. Repayment of these loans is dependent on the borrower’s ability to pay and the fair value of the underlying collateral.

The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
September 30, 2018
Commercial and industrial loans	$695	$703	$1,398	$84,156	$85,554	$-
Real estate loans:
Construction, land and land development	-	-	-	62,222	62,222	-
Residential real estate	-	74	74	91,921	91,995	-
Commercial real estate	-	-	-	502,782	502,782	-
Consumer and other loans	-	-	-	2,583	2,583	-
	$695	$777	$1,472	$743,664	$745,136	$-
Less net deferred origination fees					(816)
Loans receivable					$744,320

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2017
Commercial and industrial loans	$791	$372	$1,163	$87,525	$88,688	$-
Real estate loans:
Construction, land and land development	218	-	218	41,423	41,641	-
Residential real estate	76	-	76	86,955	87,031	-
Commercial real estate	333	345	678	437,039	437,717	-
Consumer and other loans	-	-	-	2,058	2,058	-
	$1,418	$717	$2,135	$655,000	657,135	$-
Less net deferred origination fees					(347)
Loans receivable					$656,788

A summary of information pertaining to impaired loans as of the period indicated:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	(dollars in thousands)
September 30, 2018
Commercial and industrial loans	$1,447	$703	$467	$1,170	$117
Real estate loans:
Residential real estate	75	74	-	74	-
Commercial real estate	1,495	1,277	-	1,277	-
Total	$3,017	$2,054	$467	$2,521	$117

December 31, 2017
Commercial and industrial loans	$1,123	$1,065	$-	$1,065	$-
Real estate loans:
Residential real estate	94	89	-	89	-
Commercial real estate	2,249	1,660	-	1,660	-
Total	$3,466	$2,814	$-	$2,814	$-

The following tables summarize our average recorded investment and interest income recognized on impaired loans by loan class for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial and industrial loans	$995	$3	$219	$-
Real estate loans:
Residential real estate	74	-	-	-
Commercial real estate	1,284	-	-	-
Total	$2,353	$3	$219	$-

	Nine Months Ended
	September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial and industrial loans	$1,371	$28	$247	$-
Real estate loans:
Construction, land and land development	-	-	1,281	17
Residential real estate	306	5	97	-
Commercial real estate	1,296	-	5,388	27
Total	$2,973	$33	$7,013	$44

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

The following table presents troubled debt restructurings by accrual versus nonaccrual status and by loan class as of the period indicated:

	Accrual Status	Nonaccrual Status	Total Restructured Loans
	(dollars in thousands)
September 30, 2018
Commercial real estate	$-	$1,277	$1,277

December 31, 2017
Commercial real estate	$-	$1,315	$1,315

No loans were restructured in the nine months ended September 30, 2018 and September 30, 2017 that qualified as troubled debt restructurings. The Company has no commitments to loan additional funds to borrowers whose loans were classified as troubled debt restructurings at September 30, 2018.

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

An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	September 30,	December 31,
	2018	2017
	(dollars in thousands)
Commercial and industrial loans	$1,170	$372
Real estate loans:
Residential real estate	74	88
Commercial real estate	1,277	1,660
Total nonaccrual loans	$2,521	$2,120

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

Loans by credit quality risk rating are as follows as of the periods indicated:

	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
September 30, 2018
Commercial and industrial loans	$81,751	$2,248	$1,555	$-	$85,554
Real estate loans:
Construction, land, and land development	59,707	2,515	-	-	62,222
Residential real estate	91,796	125	74	-	91,995
Commercial real estate	499,223	2,282	1,277	-	502,782
Consumer and other loans	2,583	-	-	-	2,583
	$735,060	$7,170	$2,906	$-	745,136
Less net deferred origination fees					(816)
Loans receivable					$744,320

December 31, 2017
Commercial and industrial loans	$87,247	$376	$902	$163	$88,688
Real estate loans:
Construction, land, and land development	39,081	2,560	-	-	41,641
Residential real estate	86,464	479	88	-	87,031
Commercial real estate	434,421	1,636	1,315	345	437,717
Consumer and other loans	2,058	-	-	-	2,058
	$649,271	$5,051	$2,305	$508	657,135
Less net deferred origination fees					(347)
Loans receivable					$656,788

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

The following tables summarize the allocation of the allowance for loan loss, as well as the activity in the allowance for loan loss attributed to various segments in the loan portfolio, as of and for the three and nine months ended September 30, 2018:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Three Months Ended September 30, 2018
ALLL balance, June 30, 2018	$1,821	$1,238	$1,395	$2,303	$52	$1,731	$8,540
Provision for loan losses or (recapture)	(10)	423	7	164	39	(115)	508
	1,811	1,661	1,402	2,467	91	1,616	9,048
Loans charged-off	-	-	-	-	(6)	-	(6)
Recoveries of loans previously charged-off	1	-	65	-	3	-	69
Net (charge-offs) recoveries	1	-	65	-	(3)	-	63
ALLL balance, September 30, 2018	$1,812	$1,661	$1,467	$2,467	$88	$1,616	$9,111

Nine Months Ended September 30, 2018
ALLL balance, December 31, 2017	$1,864	$1,063	$1,343	$2,014	$43	$1,690	$8,017
Provision for loan losses or (recapture)	226	598	59	537	55	(74)	1,401
	2,090	1,661	1,402	2,551	98	1,616	9,418
Loans charged-off	(281)	-	-	(84)	(20)	-	(385)
Recoveries of loans previously charged-off	3	-	65	-	10	-	78
Net (charge-offs) recoveries	(278)	-	65	(84)	(10)	-	(307)
ALLL balance, September 30, 2018	$1,812	$1,661	$1,467	$2,467	$88	$1,616	$9,111

As of September 30, 2018
ALLL amounts allocated to
Individually evaluated for impairment	$117	$-	$-	$-	$-	$-	$117
Collectively evaluated for impairment	1,695	1,661	1,467	2,467	88	1,616	8,994
ALLL balance, September 30, 2018	$1,812	$1,661	$1,467	$2,467	$88	$1,616	$9,111
Loans individually evaluated for impairment	$1,170	$-	$74	$1,277	$-		$2,521
Loans collectively evaluated for impairment	84,384	62,222	91,921	501,505	2,583		742,615
Loan balance, September 30, 2018	$85,554	$62,222	$91,995	$502,782	$2,583		$745,136

The following tables summarize the allocation of the allowance for loan loss, as well as the activity in the allowance for loan loss attributed to various segments in the loan portfolio, as of and for the three and nine months ended September 30, 2017:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Three Months Ended September 30, 2017
ALLL balance, June 30, 2017	$1,881	$1,167	$1,181	$1,968	$37	$1,655	$7,889
Provision for loan losses or (recapture)	26	(114)	(62)	42	3	170	65
	1,907	1,053	1,119	2,010	40	1,825	7,954
Loans charged-off	(6)	-	-	-	(3)	-	(9)
Recoveries of loans previously charged-off	1	-	-	-	1	-	2
Net (charge-offs) recoveries	(5)	-	-	-	(2)	-	(7)
ALLL balance, September 30, 2017	$1,902	$1,053	$1,119	$2,010	$38	$1,825	$7,947

Nine Months Ended September 30, 2017
ALLL balance, December 31, 2016	$1,606	$1,398	$1,495	$1,474	$26	$1,545	$7,544
Provision for loan losses or (recapture)	314	(440)	(376)	709	17	280	504
	1,920	958	1,119	2,183	43	1,825	8,048
Loans charged-off	(20)	-	-	(173)	(7)	-	(200)
Recoveries of loans previously charged-off	2	95	-	-	2	-	99
Net (charge-offs) recoveries	(18)	95	-	(173)	(5)	-	(101)
ALLL balance, September 30, 2017	$1,902	$1,053	$1,119	$2,010	$38	$1,825	$7,947

As of September 30, 2017
ALLL amounts allocated to
Individually evaluated for impairment	$60	$-	$-	$-	$-	$-	$60
Collectively evaluated for impairment	1,842	1,053	1,119	2,010	38	1,825	7,887
ALLL balance, September 30, 2017	$1,902	$1,053	$1,119	$2,010	$38	$1,825	$7,947
Loans individually evaluated for impairment	$217	$-	$-	$-	$-		$217
Loans collectively evaluated for impairment	87,201	41,098	66,962	433,707	1,870		630,838
Loan balance, September 30, 2017	$87,418	$41,098	$66,962	$433,707	$1,870		$631,055

The following tables summarizes the allocation of the allowance for loan loss attributed to various segments in the loan portfolio as of December 31, 2017:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
As of December 31, 2017
ALLL amounts allocated to
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,864	1,063	1,343	2,014	43	1,690	8,017
ALLL balance, December 31, 2017	$1,864	$1,063	$1,343	$2,014	$43	$1,690	$8,017
Loans individually evaluated for impairment	$1,065	$-	$89	$1,660	$-		$2,814
Loans collectively evaluated for impairment	87,623	41,641	86,942	436,057	2,058		654,321
Loan balance, December 31, 2017	$88,688	$41,641	$87,031	$437,717	$2,058		$657,135

Note 5 - Deposits

The composition of consolidated deposits consisted of the following at the periods indicated:

	September 30,	December 31,
	2018	2017
	(dollars in thousands)
Demand, noninterest bearing	$285,979	$242,358
Now and money market	340,930	326,412
Savings	49,430	43,876
Time deposits less than $250,000	63,715	60,445
Time deposits $250,000 and over	34,668	30,204
Total deposits	$774,722	$703,295

The following table presents the maturity distribution of time deposits as of September 30, 2018 (dollars in thousands):

Twelve months	$57,755
One to two years	28,412
Two to three years	8,652
Three to four years	1,560
Four to five years	2,004
$98,383

Note 6 - Stock-Based Compensation

Stock Options and Restricted Stock

On April 30, 2018, the Company’s shareholders approved the Coastal Financial Corporation 2018 Omnibus Incentive Plan (2018 Plan). The 2018 Plan authorizes the Company to grant awards, including but not limited to, stock options and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. The 2018 Plan replaces both the 2006 Plan and our Directors’ Stock Bonus Plan (2006 Plan). Existing awards will vest under the terms granted and no further awards will be made under these previous plans. Shares available to be granted under the 2018 plan were 500,000 at September 30, 2018.

Stock Option Awards

In January 2018, the Company granted 28,546 nonqualified stock options under the 2006 Plan to an employee, which vest ratably over 10 years. The Company also granted 87,500 qualified stock options under the 2006 Plan to employees, which vest ratably over 10 years.

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

The following assumptions were used to estimate the value of options granted under the 2006 Plan prior to the 2006 Plan being replaced by the 2018 Plan in the periods indicated:

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Expected term	10.0 years	10.0 years
Expected stock price volatility	41.89%	43.41%
Risk-free interest rate	2.66%	2.51%
Expected dividends	Zero	Zero
Weighted average grant date fair value	$3.95	$3.70

A summary of stock option activity under the Company’s Plan during the nine months ended September 30, 2018:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2017	668,934	$6.12	6.36
Granted	116,046	7.10
Exercised	(55,670)	6.09
Forfeited or expired	(47,120)	6.54
Outstanding at September 30, 2018	682,190	$6.26	6.58
Exercisable at September 30, 2018	207,035	$5.97	5.19

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the three and nine months ended September 30, 2018 was $106,000 and $173,000, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2017 was negligible.

As of September 30, 2018, there was $1,621,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. Total unrecognized compensation costs is adjusted for unvested forfeitures. The Company expects to recognize that cost over a weighted-average period of approximately 7.0 years.

Restricted Stock Awards

The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.

The Company’s nonvested shares at September 30, 2018 and December 31, 2017 totaled 1,200 and 1,400 shares, respectively, and were issued with weighted average grant date fair value of $6.25.

Director’s Stock Bonus

The Company adopted and subsequently amended the Director’s Stock Bonus Plan (Bonus Plan). The Bonus Plan was replaced on April 30, 2018, when the shareholders approved the 2018 Omnibus Incentive Plan.

Under the Bonus Plan, the Company could grant up to 50,000 shares. Stock was granted to directors who have attended at least 75% of the scheduled board meetings during the prior year. Grants cliff vest over two years from date awarded, contingent on the director still being a director of the Company. During the vesting period, the grants are considered participating securities. Grants also immediately vest when a director has attained the retirement age of 72 and retires from the Board.

The Bonus Plan granted shares with a total market value of $5,000 per director, per year, with the exception of the board chairman receiving $7,500 per year, and committee chairmen receiving $6,250 per year. Directors unable to receive stock will receive cash in lieu upon completion of the vesting period. Cash awards are recognized over the vesting period and recorded in other liabilities until paid. The amended Bonus Plan would have expired on May 31, 2018 if it was not replaced on April 30, 2018. Awards previously granted under the Bonus Plan will vest under the term granted.

In January 2018, there were 4,405 shares granted to five directors at an estimated fair value of $7.10 per share. During 2017, there were 4,808 shares granted to five directors at an estimated fair value of $6.50 per share. Compensation expense recorded related to the Plan totaled $8,000 for the three months ended September 30, 2018 and 2017 and $23,000 for the nine months ended September 30, 2018 and 2017.

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

During 2017, the Articles of Incorporation of the Company were amended to increase the total authorized preferred stock from 500,000 shares to 25,000,000 shares. There were no shares of preferred stock issued and outstanding at September 30, 2018 and December 31, 2017.

During 2017, the Articles of Incorporation of the Company were amended to increase total authorized common shares to 300,000,000 shares, an increase of 200,000,000 from the 100,000,000 common shares previously authorized. At September 30, 2018 and December 31, 2017, there were 11,886,473 and 8,887,457 common shares issued and outstanding.

During 2017, the Articles of Incorporation of the Company were amended to provide that 1,000,000 shares of common stock, out of the 300,000,000 shares authorized, be designated as Class B nonvoting common shares. On September 26, 2018 all 100,000 shares of Class B nonvoting common stock were exchanged for voting common stock on terms and conditions approved by the Company’s board of directors. At December 31, 2017, there were 100,000 shares of Class B nonvoting common stock issued and outstanding.

During 2017, the Articles of Incorporation of the Company were amended to provide that up to 100,000,000 shares of common stock, out of the 300,000,000 shares authorized, may be designated as Class C nonvoting common shares. On September 26, 2018, 261,444 Class C shares were exchanged for common stock on terms and conditions approved by the Company’s board of directors. At December 31, 2017, there were 261,444 shares of Class C nonvoting common stock issued and outstanding.

Note 8 - Fair Value Measurements

The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	September 30, 2018		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$16,837	$16,837	$16,837	$-	$-
Interest earning deposits with other banks	98,671	98,671	98,671	-	-
Investment securities	37,039	36,955	32,329	4,626	-
Other investments	3,766	3,766	-	3,766	-
Loans receivable, net (1)	735,209	711,772	-	-	711,772
Accrued interest receivable	2,299	2,299	-	2,299	-
Financial liabilities
Deposits (1)	$774,722	773,497	$-	$773,497	$-
FHLB advances	20,000	20,000	-	20,000	-
Subordinated debt	9,961	9,570	-	9,570	-
Junior subordinated debentures	3,581	3,112	-	3,112	-
Capital lease	88	86	-	86	-
Accrued interest payable	257	257	-	257	-

(1)

The estimated fair value of loans receivable, net and deposits for September 30, 2018 reflect exit price assumptions. The December 31, 2017 fair value estimates may not reflect based on exit price assumptions.

	December 31, 2017		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$13,787	$13,787	$13,787	$-	$-
Interest earning deposits with other banks	75,964	75,891	75,891	-	-
Investment securities	38,336	38,301	33,396	4,905	-
Other investments	3,680	3,680	-	3,680	-
Loans receivable, net	648,771	636,334	-	-	636,334
Accrued interest receivable	2,274	-	-	2,274	-
Financial liabilities
Deposits	$703,295	$702,525	$-	$702,525	$-
FHLB advances	20,000	20,000	-	20,000	-
Subordinated debt	9,950	9,601	-	9,601	-
Junior subordinated debentures	3,579	2,978	-	2,978	-
Capital lease	137	134	-	134	-
Accrued interest payable	228	-	-	228	-

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

Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
September 30, 2018
Available-for-sale
U.S. Treasury securities	$32,329	$-	$-	$32,329
U.S. Government agencies	-	2,941	-	2,941
U.S. Agency collateralized mortgage obligations	-	182	-	182
U.S. Agency residential mortgage-backed securities	-	43	-	43
Municipals	-	254	-	254
	$32,329	$3,420	$-	$35,749

December 31, 2017
Available-for-sale
U.S. Treasury securities	$33,396	$-	$-	$33,396
U.S. Government agencies	-	2,970	-	2,970
U.S. Agency collateralized mortgage obligations	-	260	-	260
U.S. Agency residential mortgage-backed securities	-	81	-	81
Municipals	-	220	-	220
	$33,396	$3,531	$-	$36,927

The following methods were used to estimate the fair value of the class of financial instruments above:

Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2018 and December 31, 2017. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets measured at fair value using significant unobservable inputs (Level 3)

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the dates indicated:

	Valuation Technique	Unobservable Inputs	September 30, 2018 Weighted Average Rate	December 31, 2017 Weighted Average Rate
Impaired loans	Collateral valuations	Discount to appraised value	9%	13%

Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
September 30, 2018
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

Note 9 - Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(dollars in thousands, except share data)		(dollars in thousands, except share data)
Net Income	$2,602	$1,904	$6,646	$5,093
Basic weighted average number common shares outstanding	11,338,320	9,235,344	9,956,449	9,233,421
Dilutive effect of share-based compensation	271,658	3,464	94,966	2,754
Diluted weighted average number common shares outstanding	11,609,978	9,238,808	10,051,415	9,236,175
Basic earnings per share	$0.23	$0.21	$0.67	$0.55
Diluted earnings per share	$0.22	$0.21	$0.66	$0.55

For the three and nine month periods ended September 30, 2018 and 2017, the difference in earnings per share under the two-class method was not significant. There were no antidilutive shares that impacted the diluted earnings per share calculation for the three months ended September 30, 2018. Options to purchase an additional 599,026 share of common stock, for the three months ended September 30, 2017 were not included in the computation of diluted earnings per common share because their effect resulted in them being antidilutive. For the nine months ended September 30, 2018 and 2017 options to purchase an additional 261,051 and 649,396 shares of common stock, respectively, were not included in the computation of diluted earnings per common share because their effect resulted in them being antidilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Coastal Financial Corporation (the “Company”) is a bank holding company that operates through its wholly owned subsidiary, Coastal Community Bank (the “Bank”). We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. We focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington. We currently operate 14 full-service banking locations, 11 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and three of which are located in neighboring counties (one in King County and two in Island County).  Included in the locations above is a new, full service branch, which opened on October 9, 2018, and is located in Edmonds, Washington.

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

The Company successfully closed its initial public offering on July 20, 2018, raising net proceeds of $33.2 million and issuing 2,577,500 shares of common stock in exchange. We are using, and intend to continue to use, the net proceeds to support or growth, organically or through mergers and acquisitions, and for general corporate purposes, which may include the repayment or refinancing of debt and maintenance of our required regulatory capital levels.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and September 30, 2017

Net Income

Net income for the three months ended September 30, 2018, was $2.6 million, or $0.22 per diluted share, compared to $1.9 million, or $0.21 per diluted share, for the three months ended September 30, 2017. The increase in net income over the comparable period in the prior year was attributable to a $1.3 million increase in net interest income, primarily arising from increased interest earning assets from our loan growth initiatives, as well as $328,000 in wholesale banking service fees, a new line of business in which we are banking customers of other financial service companies, and $283,000 in lower taxes resulting from the decrease in the corporate tax rate under the Tax Cuts and Jobs Act. These positive factors were partially offset by an $801,000 increase in noninterest expense.

Net Interest Income

Net interest income for the three months ended September 30, 2018, was $8.8 million, compared to $7.5 million for the three months ended September 30, 2017, an increase of $1.3 million, or 17.3%. The increase in net interest income consisted of a $1.7 million, or 20.7%, increase in interest income partially offset by a $314,000, or 42.9%, increase in interest expense.

The growth in interest income was primarily attributable to a $92.8 million, or 14.9%, increase in average loans outstanding for the three months ended September 30, 2018, compared to the prior year, combined with a 10 basis point increase in the yield on total loans. We have continued to focus on our loan growth initiatives, including the deepening of relationships with existing customers and developing new loan and deposit relationships. We focus on organically growing loans through our existing lenders and by acquiring new lenders or teams to assist to grow our loan portfolio.

The increase in interest expense for the three months ended September 30, 2018, was primarily related to a 19 basis point increase in the cost of interest bearing deposits combined with a $60.1 million, or 14.0%, increase in average interest bearing deposits compared to the same period in the prior year. The increase in the cost of deposits was primarily due to an increase in the rate paid on NOW and money market accounts and on time deposits, as market interest rates increased in response to the Federal Reserve raising rates 100 basis points since September 30, 2017. The increase in average interest bearing deposits for the three months ended September 30, 2018, compared to the same period in 2017 was attributable to growth in all deposit categories. The average balance of NOW and money market accounts grew $32.4 million, or 10.6%, the average balance of savings accounts grew $6.4 million, or 14.9%, and the average balance of customer time deposits grew $21.4 million, or 27.2% to $100.0 million. We do not regularly advertise time deposit rates or money market rates, although we occasionally advertise promotional rates in targeted portions of our market area. Our branch managers, business development officers, and lenders collaborate to provide consistent and coordinated customer service and to seek deposits from new and existing customers.

For the three months ended September 30, 2018, net interest margin (annualized net interest income divided by average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 4.13% and 3.79%, respectively, compared to 4.14% and 3.89% for the three months ended September 30, 2017.

The following table presents an analysis of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $193,000 and $179,000 for the three months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018 and 2017, the amount of interest income not recognized on nonaccrual loans was not material.

	Average balance sheets
	For the Three Months Ended September 30,
	2018			2017
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost (4)	Balance	Dividends	Cost (4)
Assets
Interest earning assets:
Interest earning deposits	$90,301	$458	2.01%	$53,959	$171	1.26%
Investment securities, available for sale (1)	38,314	148	1.53	34,809	124	1.41
Investment securities, held to maturity (1)	1,299	8	2.44	1,649	11	2.65
Other Investments	3,000	18	2.38	3,043	3	0.39
Loans receivable (2)	717,260	9,262	5.12	624,463	7,908	5.02
Total interest earning assets	850,174	9,894	4.62%	717,923	8,217	4.54%
Noninterest earning assets:
Allowance for loan losses	(8,782)			(7,890)
Other noninterest earning assets	37,000			37,293
Total assets	$878,392			$747,326

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$488,183	$851	0.69%	$428,036	$540	0.50%
FHLB advances and other borrowings	964	6	2.47	3,294	13	1.57
Subordinated debt	9,959	148	5.90	9,945	148	5.90
Junior subordinated debentures	3,580	41	4.54	3,579	31	3.44
Total interest bearing liabilities	502,686	1,046	0.83%	444,854	732	0.65%
Noninterest bearing deposits	274,549			233,896
Other liabilities	3,650			3,557
Total shareholders' equity	97,507			65,019
Total liabilities and shareholders' equity	$878,392			$747,326
Net interest income		$8,848			$7,485
Interest rate spread			3.79%			3.89%
Net interest margin (3)			4.13%			4.14%

(1)

For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(2)	Includes nonaccrual loans.
(3)	Net interest margin represents annualized net interest income divided by average total interest earning assets.
(4)	Yields and rates are annualized.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Three Months Ended September 30, 2018
	Compared to
	Three Months Ended September 30, 2017
	Increase (Decrease)
	Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Interest earning deposits	$115	$172	$287
Investment securities, available for sale	12	12	24
Investment securities, held to maturity	(2)	(1)	(3)
Other Investments	-	15	15
Loans receivable	1,176	178	1,354
Total increase in interest income	1,301	376	1,677

Interest expense:
Interest bearing deposits	76	235	311
FHLB advances	(9)	2	(7)
Subordinated debt	-	-	-
Junior subordinated debentures	-	10	10
Total increase in interest expense	67	247	314
Increase in net interest income	$1,234	$129	$1,363

Provision for Loan Losses

The provision for loan losses is an expense we incur to maintain an allowance for loan losses at a level that is deemed appropriate by management to absorb inherent losses on existing loans. For a description of the factors taken into account by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.”

The provision for loan losses for the three months ended September 30, 2018, was $508,000, compared to $65,000 for the three months ended September 30, 2017. The allowance for loan losses as a percentage of loans was 1.22% at September 30, 2018, compared to 1.26% at September 30, 2017. Strong credit quality reduced the amount/percentage of overall allowance needed for 2018, while the provision for loan losses was increased due to loan growth.

Net recoveries for the three months ended September 30, 2018, totaled $63,000, or (0.03)% (annualized) of total average loans, as compared to net charge-offs of $7,000, or 0.004% (annualized) of total average loans, for the three months ended September 30, 2017. Net charge-offs for both periods were low and demonstrate the strong credit quality of our loan portfolio and a healthy economic environment in our market area.

Noninterest Income

Our primary sources of recurring noninterest income are deposit account service charges, wholesale banking service fees, loan referral fees, mortgage broker fees, and sublease and lease income. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

For the three months ended September 30, 2018, noninterest income totaled $1.5 million, an increase of $296,000, or 23.7%, compared to $1.3 million for the three months ended September 30, 2017.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months
	Ended September 30,		Increase	Percent
(Dollars in thousands)	2018	2017	(Decrease)	Change
Deposit service charges and fees	$800	$725	$75	10.3%
Wholesale banking service fees	328	-	328	N/A
Loan referral fees	209	234	(25)	(10.7)
Mortgage broker fees	52	80	(28)	(35.0)
Sublease and lease income	10	56	(46)	(82.1)
Gain on sales of loans, net	-	18	(18)	(100.0)
Other	147	137	10	7.3
Total noninterest income	$1,546	$1,250	$296	23.7%

Deposit Service Charges and Fees. Deposit fees, which are fees from our customers for deposit-related services, constitute the largest component of our noninterest income. Service charges on deposit accounts were $800,000 for the three months ended September 30, 2018, an increase of $75,000, or 10.3%, over the same period in the prior year. The increase in deposit account service charges was primarily the result of a fee income initiative to adjust the pricing of fees, types of fees, and features of our deposit accounts, as well as growth in deposit accounts and balances. We were able to increase fees without losing customers.

Wholesale Banking Service Fees. We provide banking services to customers of a third party investment platform company. In exchange for providing these services, we earn fixed fees and reimbursement of costs incurred for providing these services.

Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize the loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without assuming the interest rate risk. Loan referral fees were $209,000 for the three months ended September 30, 2018, compared to $234,000 in the same period in the prior year. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. The recognition of loan referral fees fluctuate in response to these market conditions and as a result we may not recognize any loan referral fees in some periods.

Mortgage Broker Fees. We earn mortgage broker fees for residential mortgage loans that we broker through Quicken Loans. Mortgage broker fees decreased $28,000 in the three months ended September 30, 2018, compared to the same period in 2017 as a result of higher mortgage interest rates and lower inventory of housing in our key markets, which decreased the demand for new and refinanced mortgages.

Gain on Sale of Loans. We typically sell in the secondary market the guaranteed portion (generally 75% of the principal balance) of the SBA and United States Department of Agriculture loans that we originate. There was no gain on sale of loans for the three months ended September 30, 2018 as compared to $18,000 in the same period in 2017 as a result of restructuring our SBA loan program in 2017.  We are in the process of refocusing and rebuilding our SBA pipeline as we focus on higher quality loans in what we believe is the latter half of the credit cycle.

Other. This category includes a variety of other income-producing activities, annuity broker fees, and SBA servicing fees. Other noninterest income increased $10,000 in the three months ended September 30, 2018, compared to the same period in 2017 as a result of higher SBA servicing fees, partially offset by lower annuity fees.

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

For the three months ended September 30, 2018, noninterest expense totaled $6.6 million, an increase of $801,000, or 13.8%, compared to $5.8 million for the three months ended September 30, 2017.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months
	Ended September 30,		Increase	Percent
(Dollars in thousands)	2018	2017	(Decrease)	Change
Salaries and employee benefits	$4,027	$3,491	$536	15.4%
Occupancy	798	784	14	1.8
Data processing	501	463	38	8.2
Director and staff expenses	213	172	41	23.8
Excise taxes	146	119	27	22.7
Marketing	110	148	(38)	(25.7)
Legal and professional fees	142	87	55	63.2
FDIC assessments	83	90	(7)	(7.8)
Business development	81	68	13	19.1
Other	509	387	122	31.5
Total noninterest expense	$6,610	$5,809	$801	13.8%

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, incentive compensation costs, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $4.0 million for the three months ended September 30, 2018, an increase of $536,000, or 15.4%, compared to $3.5 million for the three months ended September 30, 2017. The increase was due to hiring staff for our Woodinville branch (which opened in October 2017); hiring new lenders and lending teams in the first half of 2018; new back office staff to support growth and becoming a public company; new staff for our new Edmonds branch, and staff for our wholesale banking activities.  New hires were primarily in support of our growth initiatives and deploying capital.  As of September 30, 2018, we had 176 full-time equivalent employees, compared to 161 at September 30, 2017, a 9% increase.

Occupancy Expenses. Occupancy expenses were $798,000 for the three months ended September 30, 2018, compared to $784,000 for the three months ended September 30, 2017. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $269,000 and $261,000 for the three months ended September 30, 2018 and 2017, respectively. The increase of 1.8% in occupancy expenses for the three months ended September 30, 2018, compared to the same period in the prior year, was primarily due to opening our Woodinville branch in October 2017, increasing our lease, depreciation and utility costs in late 2017 and all of 2018, and higher overall maintenance costs.  Edmonds, our 14th branch was opened in October 2018.

Data Processing. Data processing costs were $501,000 for the three months ended September 30, 2018, compared to $463,000 for the three months ended September 30, 2017. Data processing costs include all of our customer processing, computer processing, and network costs.  Data processing costs grow as we add new products, customers and branches.

Other. This category includes dues and subscriptions, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officers insurance, donations, provision for unfunded commitments, and miscellaneous other expenses. Other noninterest expense was $509,000 for the three months ended September 30, 2018, compared to $387,000 for the three months ended September 30, 2017. The increase was primarily due to cost associated with unfunded commitments expense from strong loan growth for the three months ended September 30, 2018 as compared to the same period last year.

Income Tax Expense

The amount of income tax expense we incur is impacted by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce our deferred tax assets to the amount expected to be realized. For the three months ended September 30, 2018, income tax expense totaled $674,000, compared to $957,000 for the three months ended September 30, 2017. Our effective tax rates for the three months ended September 30, 2018 and 2017, were 20.6% and 33.4%, respectively. The lower tax rate in 2018 was the result of the reduction in the corporate income tax rate under the Tax Cuts and Jobs Act.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and September 30, 2017

Net Income

Net income for the nine months ended September 30, 2018, was $6.6 million, or $0.66 per diluted share, compared to $5.1 million, or $0.55 per diluted share, for the nine months ended September 30, 2017. The increase in net income over the comparable period in the prior year was attributable to a $3.3 million increase in net interest income, primarily arising from increased interest earning assets from our loan growth initiatives, as well as $370,000 in fee income from a new line of business from wholesale banking services provided, a $511,000 increase in fee income from both raising our deposit service charges and fees and additional revenue from loan referral fees and $723,000 in lower taxes resulting from the decrease in the corporate tax rate under the Tax Cuts and Jobs Act. These positive factors were offset by a $2.4 million increase in noninterest expense.

Net Interest Income

Net interest income for the nine months ended September 30, 2018, was $24.9 million compared to $21.6 million for the nine months ended September 30, 2017, an increase of $3.3 million, or 15.3%. The increase in net interest income consisted of a $4.1 million, or 17.3%, increase in interest income offset by a $726,000, or 35.0%, increase in interest expense.

The growth in interest income was primarily attributable to a $77.2 million, or 12.7%, increase in average loans outstanding for the nine months ended September 30, 2018, compared to the prior year, combined with a 12 basis point increase in the yield on total loans and a 16 basis point increase on earning assets.

The increase in interest expense for the nine months ended September 30, 2018, was primarily related to a 15 basis point increase in the cost of interest bearing deposits combined with a $47.2 million, or 11.1%, increase in average interest bearing deposits over the same period in the prior year. The Federal Reserve increased rates 1.0% since September 30, 2017 and market rates increased in response. The increase in average interest bearing deposits for the nine months ended September 30, 2018, compared to the same period in 2017 is attributable to growth in all deposit categories. The average balance of NOW and money market accounts grew $21.0 million, or 6.8%, the average balance of savings accounts grew $6.5 million, or 15.9%, and the average balance of customer time deposits grew $19.8 million, or 26.9%.

For the nine months ended September 30, 2018, net interest margin (annualized net interest income divided by average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 4.17% and 3.87%, respectively, compared to 4.09% and 3.85% for the nine months ended September 30, 2017.

The following table presents an analysis of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $825,000 and $450,000 for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, the amount of interest income not recognized on nonaccrual loans was not material.

	Average balance sheets
	For the Nine Months Ended September 30,
	2018			2017
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost (4)	Balance	Dividends	Cost (4)
Assets
Interest earning assets:
Interest earning deposits	$69,818	$949	1.82%	$56,284	$458	1.09%
Investment securities, available for sale (1)	38,327	439	1.53	34,683	363	1.40
Investment securities, held to maturity (1)	1,330	24	2.41	1,694	22	1.74
Other Investments	3,038	91	4.00	2,875	77	3.58
Loans receivable (2)	687,165	26,229	5.10	609,981	22,741	4.98
Total interest earning assets	799,678	27,732	4.64%	705,517	23,661	4.48%
Noninterest earning assets:
Allowance for loan losses	(8,478)			(7,811)
Other noninterest earning assets	36,960			39,990
Total assets	$828,160			$737,696

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$472,266	$2,209	0.63%	$425,030	$1,526	0.48%
FHLB advances and other borrowings	2,577	39	2.02	2,179	22	1.35
Subordinated debt	9,955	439	5.90	9,941	439	5.90
Junior subordinated debentures	3,580	116	4.33	3,578	90	3.36
Total interest bearing liabilities	488,378	2,803	0.77%	440,728	2,077	0.63%
Noninterest bearing deposits	258,586			228,507
Other liabilities	3,038			3,069
Total shareholders' equity	78,158			65,392
Total liabilities and shareholders' equity	$828,160			$737,696
Net interest income		$24,929			$21,584
Interest rate spread			3.87%			3.85%
Net interest margin (3)			4.17%			4.09%
(1)

For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(2)	Includes nonaccrual loans.
(3)	Net interest margin represents annualized net interest income divided by average total interest earning assets.
(4)	Yields and rates are annualized.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Nine Months Ended September 30, 2018
	Compared to
	Nine Months Ended September 30, 2017
	Increase (Decrease)
	Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Interest earning deposits	$110	$381	$491
Investment securities, available for sale	38	38	76
Investment securities, held to maturity	(5)	7	2
Other Investments	4	10	14
Loans receivable	2,879	609	3,488
Total increase in interest income	3,026	1,045	4,071

Interest expense:
Interest bearing deposits	170	513	683
FHLB advances	4	13	17
Subordinated debt	1	(1)	-
Junior subordinated debentures	-	26	26
Total increase in interest expense	175	551	726
Increase in net interest income	$2,851	$494	$3,345

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2018, was $1.4 million, compared to $504,000 for the nine months ended September 30, 2017. The increase of $897,000 was primarily due to loan growth. The allowance for loan losses as a percentage of loans was 1.22% at September 30, 2018, compared to 1.26% at September 30, 2017.  Stronger credit quality reduced the amount of allowance needed for 2018 while loan growth increased the amount of provision needed.

Net charge-offs for the nine months ended September 30, 2018, totaled $307,000, or 0.06% (annualized) of total average loans, as compared to net charge-offs of $101,000, or 0.02% (annualized) of total average loans, for the nine months ended September 30, 2017. Net charge-offs for both periods were low, and demonstrate the strong credit quality of our loan portfolio and healthy economic environment in our market area.

Noninterest Income

For the nine months ended September 30, 2018, noninterest income totaled $3.9 million, an increase of $765,000, or 24.7%, compared to $3.1 million for the nine months ended September 30, 2017.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Nine Months
	Ended September 30,		Increase	Percent
(Dollars in thousands)	2018	2017	(Decrease)	Change
Deposit service charges and fees	$2,258	$1,924	$334	17.4%
Wholesale banking service fees	370	-	370	N/A
Loan referral fees	453	276	177	64.1
Mortgage broker fees	158	195	(37)	(19.0)
Sublease and lease income	71	167	(96)	(57.5)
Gain on sales of loans, net	142	102	40	39.2
Other	414	437	(23)	(5.3)
Total noninterest income	$3,866	$3,101	$765	24.7%

Deposit Service Charges and Fees. Service charges on deposit accounts were $2.3 million for the nine months ended September 30, 2018, an increase of $334,000, or 17.4%, over the same period in the prior year. The increase in deposit account service charges was primarily the result of a fee income initiative to adjust the pricing of fees, types of fees, and features of our deposit accounts, as well as growth in deposit accounts and balances.

Wholesale Banking Service Fees. We provide banking services to customers of a third party investment-platform company. In exchange for providing these services, we earn fixed fees and reimbursement of costs incurred for providing these services.  We started receiving cost reimbursements in May 2018 and fixed fees in July 2018.  Wholesale banking service fees are received based on contractual relationships.

Loan Referral Fees. Loan referral fees were $453,000 for the nine months ended September 30, 2018, compared to $276,000 in the same period in the prior year. The recognition of loan referral fees are rate sensitive and fluctuate in response to market conditions and as a result we may not recognize any loan referral fees in some periods.

Mortgage Broker Fees. Mortgage broker fees decreased $37,000 in the nine months ended September 30, 2018, compared to the same period in 2017 as a result of higher mortgage interest rates and lower inventory of housing in our key markets, which has decreased the demand for new and refinanced mortgages.

Gain on Sale of Loans. Gain on sale of loans increased $40,000 to $142,000 in the nine months ended September 30, 2018, compared to the same period in 2017 as a result of refocusing and restructuring our SBA loan program in 2017.  We are in the process of rebuilding our SBA pipeline as we focus on higher quality loans in the latter half of the credit cycle.

Other. Other noninterest income decreased $23,000 in the nine months ended September 30, 2018, compared to the same period in 2017. We experienced lower annuity fees and SBA servicing fees for the nine months ended September 30, 2018, as compared to the same period last year. Additionally, during the nine months ended September 30, 2017, the Company incurred a loss on fixed asset disposal of $21,000.

Noninterest Expense

For the nine months ended September 30, 2018, noninterest expense totaled $19.0 million, an increase of $2.4 million, or 14.3%, compared to $16.6 million for the nine months ended September 30, 2017.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Nine Months
	Ended September 30,		Increase	Percent
(Dollars in thousands)	2018	2017	(Decrease)	Change
Salaries and employee benefits	$11,672	$9,947	$1,725	17.3%
Occupancy	2,425	2,253	172	7.6
Data processing	1,472	1,311	161	12.3
Director and staff expenses	493	450	43	9.6
Excise taxes	404	344	60	17.4
Marketing	253	298	(45)	(15.1)
Legal and professional fees	352	281	71	25.3
FDIC assessments	247	271	(24)	(8.9)
Business development	241	195	46	23.6
Other	1,472	1,298	174	13.4
Total noninterest expense	$19,031	$16,648	$2,383	14.3%

Salaries and Employee Benefits. Salaries and employee benefits were $11.7 million for the nine months ended September 30, 2018, an increase of $1.7 million, or 17.3%, compared to $9.9 million for the nine months ended September 30, 2017. As noted previously, the increase was primarily due to hiring staff for our Woodinville branch (which opened in October 2017) hiring staff for the Edmonds branch which opened in October 2018, hiring additional higher-earning staff (primarily lenders and credit staff) for our ongoing growth initiatives, and to a lesser extent hiring additional staff related to the Company’s operation as a newly public company. As of September 30, 2018, we had 176 full-time equivalent employees, compared to 161 at September 30, 2017, a 9% increase.

Occupancy Expenses. Occupancy expenses were $2.4 million for the nine months ended September 30, 2018, compared to $2.3 million for the nine months ended September 30, 2017. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $786,000 and $721,000 for the nine months ended September 30, 2018 and 2017, respectively. The increase of 7.6% in occupancy expenses for the nine months ended September 30, 2018, compared to the same period in the prior year was primarily due to opening our Woodinville branch in October 2017.

Data Processing. Data processing costs were $1.5 million for the nine months ended September 30, 2018, compared to $1.3 million for the nine months ended September 30, 2017. Data processing costs include all of our customer processing, computer processing, and network costs. Data processing costs increased due to our growth in new accounts, balances, new products, and new branches.

Other. Other noninterest expense was $1.5 million for the nine months ended September 30, 2018, compared to $1.3 million for the nine months ended September 30, 2017. The increase was primarily due to costs associated with unfunded commitments expense due to strong growth in loan commitments and costs associated with supporting the communities we serve through memberships and sponsorships.

Income Tax Expense

For the nine months ended September 30, 2018, income tax expense totaled $1.7 million, compared to $2.4 million for the nine months ended September 30, 2017. Our effective tax rates for the nine months ended September 30, 2018 and 2017, were 20.5% and 32.4%, respectively. The lower tax rate in 2018 was the result of the reduction in the corporate income tax rate under the Tax Cuts and Jobs Act.

Financial Condition

Our total assets increased $111.2 million, or 13.8%, to $917.0 million as of September 30, 2018, from $805.8 million as of December 31, 2017. Our asset growth in the first nine months of 2018 was primarily due to $87.5 million in loan growth and a $25.8 million increase in cash and cash equivalents, offset by a decrease of $1.3 million in investment securities. Our growth was primarily funded by $71.4 million in deposit growth during the first nine months of 2018 and $33.2 million in new capital raised.

Loan Portfolio

Our primary source of income is derived through interest earned on loans. A substantial portion of our loan portfolio consists of commercial and industrial loans and real estate loans secured by commercial real estate properties located in the Puget Sound region. Our loan portfolio represents the highest yielding component of our earning assets.

As of September 30, 2018, loans totaled $744.3 million, an increase of $87.5 million, or 13.3%, compared to December 31, 2017. The increase was primarily due to our efforts to increase income by building a diversified loan portfolio while maintaining strong credit quality.

Loans as a percentage of deposits were 96.1% as of September 30, 2018, compared to 93.4% as of December 31, 2017. We are focused on serving our communities and markets by growing loans and funding those loans with customer deposits.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30, 2018		As of December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial loans	$85,554	11.5%	$88,688	13.5%
Real estate:
Construction, land and land development	62,222	8.4	41,641	6.3
Residential real estate	91,995	12.3	87,031	13.3
Commercial real estate	502,782	67.5	437,717	66.6
Consumer and other loans	2,583	0.3	2,058	0.3
Gross loans receivable	745,136	100.0%	657,135	100.0%
Net deferred origination fees	(816)		(347)
Loans receivable	$744,320		$656,788

Commercial and Industrial Loans. Commercial and industrial loans decreased $3.1 million, or 3.5%, to $85.6 million as of September 30, 2018, from $88.7 million as of December 31, 2017.

Construction, Land and Land Development Loans. Construction, land and land development loans increased $20.6 million, or 49.5%, to $62.2 million as of September 30, 2018, from $41.6 million as of December 31, 2017. The increase was primarily due to favorable economic conditions for building in our market area. Unfunded loan commitments for construction, land and land development loans increased to $58.4 million at September 30, 2018, from $30.8 million at December 31, 2017. Because of the strong commercial and residential real estate market in the Puget Sound region, we expect to see construction and development loans continue to pay off more quickly than we have experienced historically even though the balances have continued to grow.

Residential Real Estate Loans.  Our residential loans increased $5.0 million, or 5.7%, to $92.0 million as of September 30, 2018, from $87.0 million as of December 31, 2017. The increases were primarily a result of our diversification strategy to supplement existing loan growth with purchased loans from a local community bank that were individually underwritten to our credit standards in the Puget Sound region. Purchased residential loans totaled $35.5 million as of September 30, 2018.  Most of the one-to-four family loans that we purchased are from other lenders in the Puget Sound region or in California.  We also make one-to-four family loans to investors to finance their rental properties and to business owners to secure their business loans. As of September 30, 2018, residential real estate loans made to investors and business owners totaled $33.5 million. In addition, we originate home equity lines of credit and home equity term loans for our portfolio.

Commercial Real Estate Loans. Commercial real estate loans increased $65.1 million, or 14.9%, to $502.8 million as of September 30, 2018, from $437.7 million as of December 31, 2017. The increase occurred because we actively seek commercial real estate loans in our markets and our lenders are experienced in competing for these loans.  We funded $114.7 million of new commercial real estate loans over the nine months ended September 30, 2018, of which $32.7 million were purchased participations with other community banks.  We also occasionally consider purchasing participations from other community banks we know under terms acceptable to us.  All participations are individually underwritten to our credit standards and are from our market or the other community bank’s market.

Consumer and Other Loans. Consumer and other loans increased $500,000, or 23.8%, to $2.6 million as of September 30, 2018, from $2.1 million as of December 31, 2017. The increase in these loans was primarily a result of strong consumer confidence and economic strength in the Puget Sound region.

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

We had $2.5 million in nonperforming assets, including performing troubled debt restructurings, or TDRs, as of September 30, 2018, compared to $2.1 million as of December 31, 2017.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of	As of
	September 30,	December 31,
(Dollars in thousands)	2018	2017
Nonaccrual loans:
Commercial and industrial loans	$1,170	$372
Real estate:
Construction, land and land development	-	-
Residential	74	88
Commercial real estate	1,277	1,660
Consumer and other loans	-	-
Total nonaccrual loans	$2,521	$2,120
Accruing loans past due 90 days or more:
Commercial and industrial loans	$-	$-
Real estate:
Construction, land and land development	-	-
Residential	-	-
Commercial real estate	-	-
Consumer and other	-	-
Total accruing loans past due 90 days or more	$-	$-
Total nonperforming loans	$2,521	$2,120
Real estate owned	-	-
Repossessed assets	-	-
Troubled debt restructurings, accruing	-	-
Total nonperforming assets	$2,521	$2,120
Total nonperforming loans to loans receivable	0.34%	0.32%
Total nonperforming assets to total assets	0.27%	0.26%

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

As of September 30, 2018, the allowance for loan losses totaled $9.1 million, or 1.22% of total loans. Our allowance for loan losses as of September 30, 2018, increased by $1.1 million, or 13.9%, compared to December 31, 2017, primarily due to growth in our loan portfolio. As of December 31, 2017, the allowance for loan losses totaled $8.0 million, or 1.22% of total loans.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of or for the Three		As of or for the Nine
	Months Ended		Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Allowance at beginning of period	$8,540	$7,889	$8,017	$7,544
Provision for loan losses	508	65	1,401	504
Charge-offs:
Commercial and industrial loans	-	6	281	20
Real estate:
Construction, land and land development	-	-	-	-
Residential	-	-	-	-
Commercial real estate	-	-	84	173
Consumer and other	6	3	20	7
Total charge-offs	$6	$9	$385	$200
Recoveries:
Commercial and industrial loans	$1	$1	$3	$2
Real estate:
Construction, land and land development	-	-	-	95
Residential	65	-	65	-
Commercial real estate	-	-	-	-
Consumer and other	3	1	10	2
Total recoveries	$69	$2	$78	$99
Net (charge-offs ) recoveries	63	(7)	(307)	(101)
Allowance at end of period	$9,111	$7,947	$9,111	$7,947
Allowance to nonperforming loans	361.40%	316.36%	361.40%	316.36%
Allowance to loans receivable	1.22%	1.26%	1.22%	1.26%
Net charge-offs (recoveries) to average loans (1)	(0.03)%	0.00%	0.06%	0.02%

(1)	Ratios for the three and nine months ended September 30, 2018 and 2017, are annualized.

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

Investment Securities

We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits or other business purposes. At September 30, 2018, 87.9% of our investment portfolio consisted of U.S. Treasury securities. The remainder of our securities portfolio was invested in U.S. Government agency securities, agency collateralized mortgage obligations and mortgage-backed securities, and municipal bonds. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At September 30, 2018, our loan-to-deposit ratio was 96.1% and our securities portfolio represented less than 5% of assets. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we anticipate investing excess funds to provide a higher return.

As of September 30, 2018, the carrying amount of our investment securities totaled $37.0 million, a decrease of $1.3 million, or 3.4%, compared to $38.3 million as of December 31, 2017. The decrease in the securities portfolio was primarily the result of the decline in fair value and pay-downs on mortgage-backed securities.

Our investment portfolio consists of securities classified as available for sale and, to a lesser amount, held to maturity. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of		As of
	September 30, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Securities available-for-sale:
U.S. Treasury securities	$34,821	$32,329	$34,794	$33,396
U.S. Government securities	3,000	2,941	3,000	2,970
U.S. Agency collateralized mortgage obligations	188	182	224	221
U.S. Agency residential mortgage-backed securities	43	43	79	80
Municipal bonds	259	254	261	260
Total available-for-sale securities	38,311	35,749	38,358	36,927
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	1,290	1,206	1,409	1,374
Total held-to-maturity securities	1,290	1,206	1,409	1,374
Total investment securities	$39,601	$36,955	$39,767	$38,301

Deposits

We offer a variety of deposit products that have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels (Internet and mobile), and personalized service to attract and retain these deposits.

Total deposits as of September 30, 2018, were $774.7 million, an increase of $71.4 million, or 10.2%, compared to $703.3 million as of December 31, 2017. The increase was primarily related to our successful execution of our organic growth strategy of deepening relationships with existing customers and actively seeking new customers.

Noninterest bearing deposits as of September 30, 2018, were $286.0 million, an increase of $43.6 million, or 18.0%, compared to $242.4 million as of December 31, 2017. The increase was due to the collaboration of our branch managers, business development offices and lenders to grow core deposits. As a team, we actively pursue new business and retail customers.

Total interest bearing account balances as of September 30, 2018, were $390.4 million, an increase of $20.1 million, or 5.4% from $370.3 million as of December 31, 2017. The increase was also due to our team focusing on growing core deposits.

Total time deposit balances as of September 30, 2018, were $98.4 million, an increase of $7.7 million, or 8.5%, from $90.6 million as of December 31, 2017. The increase in total deposits during the period was primarily a result of several short-term growth initiatives during the second quarter of 2018.  Total time deposits represented 12.7% of deposits at September 30, 2018 as compared to 12.8% at December 31, 2017.

The following table sets forth deposit balances at the dates indicated.

	As of		As of
	September 30, 2018		December 31, 2017
		Percent of		Percent of
(Dollars in thousands)	Amount	Total Deposits	Amount	Total Deposits
Demand, noninterest bearing	$285,979	36.9%	$242,358	34.5%
NOW and money market	340,930	44.0	326,412	46.4
Savings	49,430	6.4	43,876	6.2
Time deposits less than $100,000	27,383	3.5	27,059	3.8
Time deposits $100,000 and over	71,000	9.2	63,590	9.0
Total	$774,722	100.0%	$703,295	100.0%

The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of September 30, 2018	As of December 31, 2017
Maturity Period:
Three months or less	$8,105	$6,510
Over three through six months	7,710	8,324
Over six through twelve months	24,422	14,185
Over twelve months	30,763	34,571
Total	$71,000	$63,590

Average deposits for the three and nine months ended September 30, 2018, were $762.7 million and $730.9 million, respectively, an increase of 15.2% and 11.8%, respectively, compared to the three and nine months ended September 30, 2017. The increase in average deposits was primarily due to our continued growth in our primary market areas and the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by our business development officers, branch managers and lenders.

The average rate paid on total interest bearing deposits was 0.69% and 0.63% for the three and nine months ended September 30, 2018, compared to 0.50% and 0.48% for the three and nine months ended September 30, 2017.  Since September 30, 2017, the Federal Reserve has raised the Fed Funds rate 100 basis points which has resulted in higher deposit rates throughout the market.  We will continue to actively manage our interest rates on deposits while pursuing our growth goals but additional Fed Funds increases will continue to raise our deposit costs.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, noninterest bearing	$274,549	0.00%	$233,896	0.00%	$258,586	0.00%	$228,507	0.00%
NOW and money market	338,770	0.55	306,347	0.41	331,328	0.50	310,359	0.39
Savings	49,417	0.02	43,047	0.03	47,487	0.03	40,977	0.03
Time deposits less than $100,000	27,864	1.25	25,980	0.82	26,974	1.12	26,816	0.81
Time deposits $100,000 and over	72,132	1.61	52,662	1.29	66,477	1.49	46,878	1.25
Total deposits	$762,732	0.44%	$661,932	0.33%	$730,852	0.40%	$653,537	0.31%

The ratio of average noninterest bearing deposits to average total deposits for the three months ended September 30, 2018 and 2017, was 36.0% and 35.3%, respectively. The ratio of average noninterest bearing deposits to average total deposits for the nine months ended September 30, 2018 and 2017, was 35.4% and 35.0%, respectively.

Borrowings

We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of September 30, 2018, and December 31, 2017, total borrowing capacity of $68.2 million and $59.3 million, respectively, was available under this arrangement. FHLB advances totaled $20.0 million as of September 30, 2018 and December 31, 2017.

	As of and For the Three		As of and For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Maximum amount outstanding at any month-end during period:
FHLB Advances	$20,000	$15,000	$20,000	$17,000
Average outstanding balance during period:
FHLB Advances	$870	$3,136	$2,467	$2,013
Weighted average interest rate during period:
FHLB Advances	2.35%	1.43%	2.05%	1.31%
Balance outstanding at end of period:
FHLB Advances	$20,000	$15,000	$20,000	$15,000
Weighted average interest rate at end of period:
FHLB Advances	2.39%	1.33%	2.39%	1.33%

Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I, or the Trust, of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The debentures bear interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. The effective rate as of September 30, 2018, and December 31, 2017, was 4.43% and 3.69%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.

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

As of September 30, 2018, and December 31, 2017, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2018
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Company	$107,145	13.72%	$35,140	4.50%	$50,758	6.50%
Bank Only	100,297	12.82	35,198	4.50	50,842	6.50
Leverage Capital (to average assets)
Company	110,645	12.60	35,129	4.00	43,912	5.00
Bank Only	100,297	11.42	35,120	4.00	43,900	5.00
Tier I Capital (to risk-weighted assets)
Company	110,645	14.17	46,853	6.00	62,471	8.00
Bank Only	100,297	12.82	46,931	6.00	62,575	8.00
Total Capital (to risk-weighted assets)
Company	130,054	16.65	62,471	8.00	78,089	10.00
Bank Only	109,706	14.03	62,575	8.00	78,218	10.00

December 31, 2017
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Company	$66,494	9.98%	$29,990	4.50%	$43,319	6.50%
Bank Only	77,756	11.67	29,984	4.50	43,311	6.50
Leverage Capital (to average assets)
Company	69,994	8.95	31,286	4.00	39,107	5.00
Bank Only	77,756	9.94	31,280	4.00	39,099	5.00
Tier I Capital (to risk-weighted assets)
Company	69,994	10.50	39,987	6.00	53,316	8.00
Bank Only	77,756	11.67	39,979	6.00	53,306	8.00
Total Capital (to risk-weighted assets)
Company	88,222	13.24	53,316	8.00	66,645	10.00
Bank Only	85,983	12.90	53,306	8.00	66,632	10.00

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations, as of September 30, 2018.

		Payments Due by Period
		Less than	1 to 2	2 to 5	More than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Contractual Cash Obligations
Time Deposits	$98,383	$57,755	$28,412	$12,216	$-
FHLB advances	20,000	20,000	-	-	-
Subordinated note	10,000	-	-	4,000	6,000
Junior subordinated debentures	3,609	-	-	-	3,609
Deferred compensation plans	1,680	175	175	526	804
Operating leases	9,569	1,330	1,339	3,703	3,197
Capital Leases	88	66	22	-	-

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

	As of	As of
	September 30,	December 31,
(Dollars in thousands)	2018	2017
Commitments to extend credit:
Residential real estate	$12,742	$12,488
Construction – residential real estate	32,497	27,447
Construction – commercial real estate	25,932	3,343
Commercial and industrial loans	48,652	38,958
Other	11,588	5,603
Total commitments to extend credit	$131,411	$87,839
Standby letters of credit	$2,031	$2,004

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

Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decrease in current fair market values. Our objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

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

Our exposure to interest rate risk is managed by the Asset Liability Committee, or ALCO, of the Bank and reviewed by the Asset Liability and Investment Committee of our board of directors in accordance with policies approved by our board of directors. ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, ALCO considers the impact on earnings and capital on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, ALCO reviews liquidity, cash flows, maturities of deposits and consumer and commercial deposit activity. Management employs various methodologies to manage interest rate risk including an analysis of relationships between interest earning assets and interest bearing liabilities and interest rate simulations using a model. The Asset Liability and Investment Committee of our board of directors meets quarterly to review the Bank’s interest rate risk profile, liquidity position, including contingent liquidity, and investment portfolio.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Estimated Increase (Decrease) in Net Interest Income
Change in Market Interest Rates	Twelve Month Projection September 30, 2018	Twelve Month Projection December 31, 2017
Static Balance Sheet and Rate Shifts
+400 basis points	14.2%	13.2%
+300 basis points	10.4	9.7
+200 basis points	6.9	6.4
+100 basis points	3.5	3.2
-100 basis points	(2.1)	(2.8)
-200 basis points	(8.9)	(8.1)
-300 basis points	(13.1)	(10.4)

Dynamic Balance Sheet and Rate Shifts
+400 basis points	17.1	16.1
+300 basis points	12.6	11.9
+200 basis points	8.3	7.8
+100 basis points	4.2	3.9
-100 basis points	(2.9)	(3.6)
-200 basis points	(10.4)	(9.8)
-300 basis points	(15.4)	(12.5)

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

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the three months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on July 18, 2018. As of September 30, 2018, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

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

101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	November 13, 2018	By:	/s/ Eric M. Sprink
Eric M. Sprink
President and Chief Executive Officer
(principal executive officer)

Dated:	November 13, 2018	By:	/s/ Joel G. Edwards
Joel G. Edwards
Executive Vice President and
Chief Financial Officer
(principal financial officer)