Form 10-K
period 2018-12-31
COASTAL FINANCIAL CORP
filed 2019-03-28
CIK 1437958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number:   001-38589

COASTAL FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Washington	56-2392007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5415 Evergreen Way, Everett, Washington	98203
(Address of principal executive offices)	(Zip Code)

(425) 257-9000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value per share	The Nasdaq Stock Market LLC
Title of Class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐    NO ☒

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of, “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller Reporting Company	☐
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2018 was $28.1 million.  The number of shares outstanding of the registrant’s common stock as of March 27, 2019 was 11,902,715.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. Any statements about our management’s expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Any or all of the forward-looking statements in this report may turn out to be inaccurate. The inclusion of forward-looking information in this report should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption “Item 1A: Risk Factors” and elsewhere in this report, as well as the following factors:

•	our expected future financial results;
•	the overall health of the local and national real estate market;
•	the credit risk associated with our loan portfolio, and specifically with our commercial real estate loans;
•	business and economic conditions generally and in the financial services industry, nationally and within our market area;
•	our ability to maintain an adequate level of allowance for loan losses;
•	our ability to successfully manage liquidity risk;
•	our ability to implement our growth strategy and manage costs effectively;
•	the composition of our senior leadership team and our ability to attract and retain key personnel;
•	our ability to raise additional capital to implement our business plan;
•	changes in market interest rates and impacts of such changes on our profits and business;
•	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
•	interruptions involving our information technology and telecommunications systems or third-party servicers;
•	our ability to maintain our reputation;
•	increased competition in the financial services industry;
•	regulatory guidance on commercial lending concentrations;
•	the effectiveness of our risk management framework;
•	the costs and obligations associated with being a public company;
•	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;

i

•	the extensive regulatory framework that applies to us;
•	the impact of recent and future legislative and regulatory changes and other changes in banking, securities and tax laws and regulations, and their application by our regulators;
•	fluctuations in the value of the securities held in our securities portfolio;
•	governmental monetary and fiscal policies;
•	material weaknesses in our internal control over financial reporting; and
•	our success at managing the risks involved in the foregoing items.

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

ii

PART I

Item 1.	Business

Our Company

Coastal Financial Corporation (the “Company”) is a bank holding company that operates through our wholly owned subsidiary, Coastal Community Bank (the “Bank’). We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. We focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington. We currently operate 14 full-service banking locations, 11 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and three of which are located in neighboring counties (one in King County and two in Island County). As of December 31, 2018, we had total assets of $952. 1 million, total loans of $767.9 million, total deposits of $803.6 million and total shareholders’ equity of $109.2 million.

On July 20, 2018, the Company completed its initial public offering of 2,577,500 shares of common stock, for approximate net proceeds of $33,243,000 after deducting underwriting discounts, commissions, and offering expenses.

Our executive offices are located at 5415 Evergreen Way, Everett, Washington 98203 and our telephone number is (425) 257-9000. Our website address is www.coastalbank.com. Information on our website should not be considered a part of this report.

Throughout this report, references to “we,” “us” or “our” refer to the Company or the Bank, or both, as the context indicates.

Our Markets

We define our market broadly as the Puget Sound region in the state of Washington, which encompasses the Seattle MSA, the metropolitan areas of Olympia, Bremerton and Mount Vernon, and Island County. The Seattle MSA includes Snohomish County (which contains the city of Everett), King County (which contains the cities of Seattle and Bellevue) and Pierce County (which contains the city of Tacoma). The Puget Sound region, which comprises over 60% of the population of the state of Washington as well as the number of businesses located therein, according to data obtained through S&P Global, is a growing market, currently with a population of approximately 4.7 million, over 178,000 businesses and $115 billion of deposits.

We are the largest locally headquartered bank by deposit market share in Snohomish County, according to data from the FDIC as of June 30, 2018, at which date we had a five percent deposit market share in Snohomish County. We aim to continuously enhance our customer base, increase loans and deposits and expand our overall market share in Snohomish County. In light of our market position and our business strategy, we do not regularly compete for commercial or retail deposits in the city of Seattle, and we believe this strategic decision has enabled us to generate low cost core deposits to fund our loan growth.

Our Banking Services

Lending Activities

We focus primarily on commercial lending, with an emphasis on commercial real estate. We offer a variety of loans to business owners, including commercial and industrial loans and commercial real estate loans secured by owner-occupied commercial properties. We also offer non-owner occupied commercial real estate loans, multi-family loans, and construction and development loans to investors and developers. To a lesser extent, we also offer residential real estate loans and consumer loans.

Commercial and Industrial Loans. We make commercial and industrial loans, including term loans, Small Business Administration (SBA) loans, commercial lines of credit, working capital loans, equipment financing, borrowing base loans, and other loan products, that are underwritten on the basis of the borrower’s ability to service the debt from income. We take as collateral a lien on general business assets including, among other things, available real estate, accounts receivable, inventory and equipment and generally obtain a personal guaranty from the borrower or principal. Our commercial lines of credit typically have a term of one year and have variable interest rates that adjust monthly based on the prime rate. Other commercial and industrial loans generally have fixed interest rates and terms that typically range from one to five years depending on factors such as the type and size of the loan, the financial strength of the borrower/guarantor and the age, type and value of the collateral. Terms greater than five years may be appropriate in some circumstances, based upon the useful life of the underlying asset being financed or if some form of credit enhancement, such as an SBA guarantee, is obtained. As of December 31, 2018, we had $90.4 million of commercial and industrial loans. These loans had a weighted average maturity of approximately 3.4 years.

We participate in the SBA 7(a) program in order to meet the needs of our small business community. As an approved participant in the SBA Preferred Lender’s Program, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA’s 7(a) program provides up to a 75% guaranty for loans greater than $150,000. For loans $150,000 or less, the program provides up to an 85% guaranty. The maximum 7(a) loan amount is $5 million. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper closing and servicing by the lender. As such, prudent underwriting and closing processes are essential to effective utilization of the 7(a) program. We typically sell in the secondary market the SBA-guaranteed portion (generally 75% of the principal balance) of the SBA loans we originate. As of December 31, 2018, we had $18.0 million of SBA loans in our portfolio, of which $2.9 million was guaranteed by the SBA.

Commercial and industrial loans are often larger and involve greater risks than other types of lending. Because payments on commercial loans are often dependent on the operating cash flows of the borrower’s business, repayment of these loans is often more sensitive to adverse conditions in the general economy, which in turn increases repayment risk. We also face the risk that losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations due to the larger average size of commercial loans as compared with other loans, such as residential loans, as well as collateral that is generally less readily marketable than collateral for consumer loans, such as residential real estate and automobiles.

Commercial Real Estate. We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. Loans secured by owner-occupied real estate comprised 38.4% of our commercial real estate portfolio at December 31, 2018. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores and gas stations, hotels and motels, office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10-to-25 year period with balloon payments at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent Federal Home Loan Bank rates. At December 31, 2018, approximately 40.8% of the commercial real estate loan portfolio consisted of fixed rate loans. Loan amounts generally do not exceed 75% of the lesser of the appraised value or the purchase price.

We make loans under the SBA 504 program to small businesses to provide funding for the purchase of real estate. Under this program, we provide up to 90% financing of the total purchase cost, represented by two loans to the borrower. The first lien loan is generally a long-term, fully amortizing, fixed-rate loan made in the amount of 50% of the total purchase cost. The second lien loan is a short-term, interest only, adjustable rate loan made in the amount of 40% of the total purchase cost, which is generally paid off within three to six months after full receipt of loan proceeds from a certified development corporation that provides long-term financing directly to the borrower. At December 31, 2018, we held $25.3 million in first lien SBA 504 loans.

Our multi-family residential loan portfolio is comprised of loans secured by apartment buildings, residential mixed-use buildings and, to a lesser extent, senior living centers.

Commercial real estate lending with respect non-owner occupied properties typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. We require our commercial real estate loans to investors to be secured by well-managed properties with adequate margins and generally obtain a guaranty from responsible parties.

Construction, Land and Land Development Loans. We make loans to established builders to construct residential properties, loans to developers of commercial real estate investment properties and residential developments and, to a lesser extent, loans to individual clients for construction of single family homes in our market areas. We also make loans for the acquisition of undeveloped land. Construction loans are typically disbursed as construction progresses and carry either fixed or variable interest rates. Our construction and development loans typically have terms that range from six months to two years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Loans are typically structured with an interest only construction period and mature at the completion of construction.

Construction and land development loans typically involve more risk than other types of lending products because repayment of these loans is dependent, in part, on the sale or refinance of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. Moreover, these loans are typically based on future estimates of value and economic circumstances, which may differ from actual results or be affected by unforeseen events. If the actual circumstances differ from the estimates made at the time of approval of these loans, we face the risk of having inadequate security for the repayment of the loan. Further, if we foreclose on the loan, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

Residential Real Estate. We originate adjustable-rate mortgage, or ARM, loans for our portfolio and operate as a mortgage broker for mortgage lenders we have agreements with for customers who want a 15-year to 30-year, fixed-rate mortgage loan. Our ARM loans typically do not meet the guidelines for sale in the secondary market due to characteristics of the property, the loan terms or exceptions from agency underwriting guidelines, which enables us to earn a higher interest rate. We also originate home equity lines of credit and home equity term loans for our portfolio. Home equity lines of credit have variable interest rates, while home equity term loans are fixed for up to 5-1/2 years but can be amortized up to a maximum of 180 months with a balloon payment at maturity.

We purchase residential mortgages originated by other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio, meet certain regulatory requirements and increase our interest income. These loans purchased typically have a fixed rate with a term of 15 to 30 years, and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards. As of December 31 2018, we held $38.8 million in purchased residential real estate mortgage loans.

Like our commercial real estate loans, our residential real estate loans are secured by real estate, the value of which may fluctuate significantly over a short period of time as a result of market conditions in the area in which the real estate is located. Adverse developments affecting real estate values in our market areas could therefore increase the credit risk associated with these loans, impair the value of property pledged as collateral on loans, and affect our ability to sell the collateral upon foreclosure without a loss or additional losses.

Consumer and Other Loans. We make a variety of loans to individuals for personal and household purposes, including auto, boat and recreational vehicle loans and secured term loans. We also offer unsecured lines of credit including overdraft protection. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and the value of any available collateral. The terms of consumer loans vary considerably based upon the loan type, nature of collateral and size of the loan.

Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances, such as a loss of employment, divorce, or unexpected medical costs.

Credit Administration and Loan Review

We control credit risk both through disciplined underwriting of each transaction, as well as active credit management processes and procedures to manage risk and minimize loss throughout the life of a loan. We seek to maintain a broadly diversified loan portfolio in terms of type of customer, type of loan product, geographic area and industries in which our business customers are engaged. We have developed tailored underwriting criteria and credit management processes for each of the various loan product types we offer our customers.

Underwriting. In evaluating each potential loan relationship, we adhere to a disciplined underwriting evaluation process that includes the following:

•	understanding the customer’s financial condition and ability to repay the loan;
•	verifying that the primary and secondary sources of repayment are adequate in relation to the amount and structure of the loan;
•	observing appropriate loan-to-value guidelines for collateral secured loans;
•	maintaining our targeted levels of diversification for the loan portfolio, both as to type of borrower and type of collateral; and
•	ensuring that each loan is properly documented with perfected liens on collateral.

Loan Approval Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. We have established several levels of lending authority that have been delegated by the board of directors to our management credit committee, Chief Executive Officer, Chief Credit Officer and other personnel in accordance with our loan policy. Authority limits are based on the total exposure of the borrower and are conditioned on the loan conforming to the policies contained in the loan policy. Any loan policy exceptions are fully disclosed to the approving authority.

Ongoing Credit Risk Management. In addition to the tailored underwriting process described above, we perform ongoing risk monitoring and review processes for credit exposures. Although we grade and classify our loans internally, we engage an independent third-party professional firm to perform regular loan reviews and confirm loan classifications. We strive to identify potential problem loans early in an effort to aggressively seek resolution of these situations before they create a loss. We record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses incurred in the loan portfolio.

In general, whenever a particular loan or overall borrower relationship is downgraded from a pass grade to a watch or substandard grade based on one or more standard loan grading factors, our relationship manager (who is typically the loan officer) and credit team members engage in active evaluation of the asset to determine the appropriate resolution strategy. Management regularly reviews the status of the watch list and classified assets portfolio as well as the larger credits in the portfolio.

Concentrations of Credit Risk

Most of our lending activity is conducted with businesses and individuals in our market area. As of December 31, 2018, approximately 88% of the 1-4 family loans in our loan portfolio (measured by dollar amount) were secured by real estate, or made to borrowers who live or conduct business, in the Puget Sound region. As a result, a substantial majority of our loan portfolio is dependent upon the economic environment of the Puget Sound region. We have a limited number of loans secured by properties located outside of the Puget Sound region, most of which are made to borrowers who are well-known to us.

Our total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans represented 333.0% of the Bank’s total risk-based capital at December 31, 2018. Interagency guidance on commercial real estate concentrations describe sound risk management practices, which include board and management oversight, portfolio management, management information systems, market analysis, portfolio stress testing and sensitivity analysis, credit underwriting standards, and credit risk review functions. We believe we have adequately implemented these practices in order to monitor concentrations in commercial real estate in our loan portfolio.

Lending Limits

Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal lending limit on loans to a single borrower based on the Bank’s capital level. The dollar amounts of the Bank’s lending limit increases or decreases as the Bank’s capital increases or decreases. The Bank is able to sell participations in its larger loans to other financial institutions, which allows it to better manage the risk and exposure involved with larger loans and to meet the lending needs of its customers requiring extensions of credit in excess of Bank or regulatory limits.

The Bank’s legal lending limit as of December 31, 2018 on loans to a single borrower was 20% of capital and surplus, or $22.7 million.

Our loan policies provide general guidelines for loan-to-value ratios that restrict the size of loans to a maximum percentage of the value of the collateral securing the loans, which percentage varies by the type of collateral. Our internal loan-to-value limitations also follow all limits established by applicable law.

Deposit Products

Our deposits serve as the primary funding source for lending, investing and other general banking purposes. We provide a full range of deposit products, including a variety of checking and savings accounts, time deposits, and money market accounts. We also provide a wide range of deposit services, including debit cards, remote deposit capture, online banking, mobile banking, and direct deposit services. We also offer business accounts and cash management services, including business checking and savings accounts and treasury services. We solicit deposits through our relationship-driven team of dedicated and accessible bankers and through community-focused marketing. We emphasize obtaining deposit relationships at loan origination. Our focus on relationship banking combined with our robust business banking services has led to approximately 76.8% of our loan customers having deposit relationships with us as of December 31, 2018.

Investments

As of December 31, 2018, the fair value of our investment portfolio, which represented 4.0% of assets, totaled $37.9 million and had an average effective yield of 1.56% and an estimated duration of approximately 4.7 years. The primary objectives of the investment portfolio are to provide a source of liquidity and provide collateral that can be readily sold or pledge for public deposits or other business purposes. At December 31, 2018, 87.8% of our investment portfolio consisted of U.S. Treasury securities. The remainder of our securities portfolio is invested in U.S. Government agency securities, agency collateralized mortgage obligations and mortgage-backed securities, and municipal bonds. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell or pledge investment securities from time to time to adjust our exposure to interest rates or to provide liquidity to meet loan demand.

Competition

We operate in a highly competitive industry and in a highly competitive market. Commercial real estate lending in the Puget Sound region attracts keen competition from large banking institutions with national operations, as well as mid-sized regional banking institutions. We compete with other community banks, savings and loan associations, credit unions, mortgage companies, insurance companies, finance companies and other financial intermediaries. The primary factors driving competition for deposits are customer service, interest rates, fees charged, branch locations and hours, online and mobile banking functionality, and the range of products offered. The primary factors driving competition for our lending products are customer service, range of products offered, price, reputation, and quality of execution. We believe the Bank is a strong competitor in our markets, however other competitors have certain advantages over us. Among them, many large institutions have the ability to finance extensive advertising campaigns, maintain extensive branch networks and make larger technology investments, and to offer services which we do not offer. The higher capitalization of the larger banking institutions permits them to have higher lending limits than those of the Bank. Some of our competitors have other advantages, such as tax exemption in the case of credit unions, and to some extent, lesser regulation in the case of mortgage companies and finance companies.

Information Technology Systems

We have made and continue to make significant investments in our information technology systems and staff for our banking and lending operations and treasury management activities. We believe this investment will support our continued growth and enable us to enhance our capabilities to offer new products and overall customer experience, and to provide scale for future growth and acquisitions. We utilize a nationally recognized software vendor, and their support allows us to outsource our data processing. Our internal network and e-mail systems are outsourced to a third party and we have a back-up site in Phoenix, Arizona. This back-up site provides for redundancy and disaster recovery capabilities.

The majority of our other systems including our electronic funds transfer, transaction processing and our online banking services are hosted by third-party service providers. The scalability of this infrastructure will support our growth strategy. In addition, the tested capability of these vendors to automatically switch over to standby systems should allow us to recover our systems and provide business continuity quickly in case of a disaster.

Emerging Growth Company Status

We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company:

•	we may present as few as two years of audited financial statements and as few as two years of related management’s discussion and analysis of financial condition and results of operations;
•

we are exempt from the requirement to obtain an attestation report from our auditors on management’s assessment of the effectiveness of our internal control over financial reporting under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;

•

we may choose not to comply with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and our financial statements;

•

we are permitted to provide reduced disclosure regarding our executive compensation arrangements pursuant to the rules applicable to smaller reporting companies, which means we do not have to include a compensation discussion and analysis and certain other disclosures regarding our executive compensation; and

•	we are not required to give our shareholders non-binding advisory votes on executive compensation or golden parachute arrangements.

We will cease to be an “emerging growth company” upon the earliest of:

•	the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more;
•

the date on which we become a “large accelerated filer” (the fiscal year end on which the total market value of our common equity securities held by non-affiliates is $700 million or more as of June 30);

•	the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and
•	the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering.

We have elected to adopt certain of the reduced disclosure requirements above with respect to the periodic reports we will file with the Securities and Exchange Commission, or the SEC, and proxy statements that we use to solicit proxies from our shareholders.

In addition, Section 107 of the JOBS Act permits us to take advantage of an extended transition period for complying with new or revised accounting standards affecting public companies. However, we have irrevocably opted out of the extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Our Employees

As of December 31, 2018, we had 183 full-time equivalent employees. None of our employees are parties to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Regulation and Supervision

General

Insured banks, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Washington Department of Financial Institutions (Washington DFI), the Board of Governors of the Federal Reserve, the Federal Deposit Insurance Corporation (FDIC) and the Consumer Financial Protection Bureau (CFPB). Furthermore, tax laws administered by the Internal Revenue Service, or IRS, and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (FASB), securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the Treasury Department and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development and agencies such as Ginnie Mae and Freddie Mac, and SBA regulations with respect to small business loans, have an impact on our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our operations and results, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of insured banks, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than their shareholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can impact the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, sensitivity to market risk and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to us and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Bank Holding Company Regulation

Since we own all of the capital stock of the Bank, we are a bank holding company under the Bank Holding Company Act of 1956, as amended, or the BHC Act. As a result, we are primarily subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

Acquisition of Banks

The BHC Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•

acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will, directly or indirectly, own or control 5% or more of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or
•	merging or consolidating with any other bank holding company.

Additionally, the BHC Act provides that the Federal Reserve may not approve any of the above transactions if such transaction would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources includes a focus on capital adequacy, which is discussed in the section entitled “—Bank Regulation and Supervision—Capital Adequacy.” The Federal Reserve also considers the effectiveness of the institutions in combating money laundering, including a review of the anti-money laundering program of the acquiring bank holding company and the anti-money laundering compliance records of a bank to be acquired as part of the transaction. Finally, the Federal Reserve takes into consideration the extent to which the proposed transaction would result in greater or more concentrated risks to the stability of the U.S. banking or financial system.

Under the BHC Act, if well-capitalized and well-managed, we or any other bank holding company located in Washington may purchase a bank located outside of Washington without regard to whether such transaction is prohibited under state law. Conversely, a well-capitalized and well-managed bank holding company located outside of Washington may purchase a bank located inside Washington without regard to whether such transaction is prohibited under state law. In each case, however, restrictions may be placed under state law on the acquisition of a bank that has only been in existence for a limited amount of time or will result in concentrations of deposits exceeding limits specified by statute. For example, Washington law currently prohibits a bank holding company from acquiring control of a Washington-based financial institution until the target financial institution has been in operation for at least five years.

Change in Bank Control

Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person’s or company’s acquiring “control” of a bank holding company. Under a rebuttable presumption established by the Federal Reserve pursuant to the Change in Bank Control Act, the acquisition of 10% or more of a class of voting stock of a bank holding company would constitute acquisition of control of the bank holding company if no other person will own, control, or hold the power to vote a greater percentage of that class of voting stock immediately after the transaction or the bank holding company has registered securities under the Exchange Act. In addition, any person or group of persons acting in concert must obtain the approval of the Federal Reserve under the BHC Act before acquiring 25% (5% in the case of an acquirer that is already a bank holding company) or more of the outstanding voting stock of a bank holding company, the right to control in any manner the election of a majority of the company’s directors, or otherwise obtaining control or a “controlling influence” over the bank holding company.

Permitted Activities

Under the BHC Act, a bank holding company is generally permitted to engage in or acquire direct or indirect control of the voting shares of any company engaged in the following activities:

•	banking or managing or controlling banks; and
•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;
•	making, acquiring, brokering or servicing loans and usual related activities in connection with the foregoing;
•	leasing personal or real property under certain conditions;
•	operating a non-bank depository institution, such as a savings association;
•	engaging in trust company functions in a manner authorized by state law;
•	financial and investment advisory activities;
•	discount securities brokerage activities;
•	underwriting and dealing in government obligations and money market instruments;
•	providing specified management consulting and counseling activities;
•	performing selected data processing services and support services;
•	acting as an agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
•	performing selected insurance underwriting activities.

The Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, thereby permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The BHC Act expressly lists the following activities as financial in nature:

•	lending, exchanging, transferring, investing for others, or safeguarding money or securities;
•	insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;
•	providing financial, investment, or economic advisory services;
•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	underwriting, dealing in or making a market in securities;
•	engaging in other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;
•

engaging in the United States in activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking or other financial operations abroad;

•	merchant banking through securities or insurance affiliates; and
•	insurance company portfolio investments.

For us to qualify to become a financial holding company, we must be well-capitalized and well-managed. In addition, the Bank and any other depository institution subsidiary we control must be well-capitalized and well-managed and must have a CRA rating of at least “satisfactory.” Additionally, we must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. We have not elected to become a financial holding company at this time.

Support of Subsidiary Institutions

The Federal Deposit Insurance Act and a Federal Reserve regulation require a bank holding company to serve as a source of financial and managerial strength to its bank subsidiaries. In addition, where a bank holding company has more than one FDIC-insured bank or thrift subsidiary, each of the bank holding company’s subsidiary FDIC-insured depository institutions is responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result of a bank holding company’s source of strength obligation, a bank holding company may be required to provide funds to a bank subsidiary in the form of subordinate capital or other instruments which qualify as capital under bank regulatory rules.

Repurchase or Redemption of Securities

A bank holding company that is not well capitalized or well managed, or that is subject to any unresolved supervisory issues, is required to give the Federal Reserve prior written notice of any purchase or redemption of its own then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve.

Bank Regulation and Supervision

The Bank is subject to extensive federal and state banking laws and regulations that impose restrictions on and provide for general regulatory oversight of the operations of the Bank. These laws and regulations are generally intended to protect the safety and soundness of the Bank and the Bank’s depositors, rather than our shareholders. The following discussion describes the material elements of the regulatory framework that applies to the Bank.

Since the Bank is a commercial bank chartered under the laws of the state of Washington and is a member of the Federal Reserve System, it is primarily subject to the supervision, examination and reporting requirements of the Federal Reserve and the Washington DFI. The Federal Reserve and the Washington DFI regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to take enforcement action to prevent the development or continuance of unsafe or unsound banking practices or other violations of law. The Bank’s deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous federal and state statutes and regulations that affect its business, activities and operations.

Branching

Under current Washington law, the Bank may open branch offices throughout Washington with the prior approval of the Washington DFI. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Washington. Under federal law, the Bank may establish branch offices with the prior approval of the Federal Reserve. Federal law allows a bank to branch into a new state by setting up a new branch if, under the laws of the state in which the branch is to be located, a state bank chartered by that state would be permitted to establish the branch.

FDIC Insurance and Other Assessments

The Bank’s deposits are insured by the FDIC to the full extent provided in the Federal Deposit Insurance Act (currently $250,000 per deposit account), and the Bank pays assessments to the FDIC for that coverage. Under the FDIC’s risk-based deposit insurance assessment system, an insured institution’s deposit insurance premium is computed by multiplying the institution’s assessment base by the institution’s assessment rate. An institution’s assessment base equals the institution’s average consolidated total assets during a particular assessment period, minus the institution’s average tangible equity capital (that is, Tier 1 capital) during such period. For banks with less than $10.0 billion in total consolidated assets, the assessment rate is calculated using a financial ratios method based on a statistical model estimating the bank’s probability of failure over three years utilizing seven financial ratios (leverage ratio; net income before taxes/total assets; nonperforming loans and leases/gross assets; other real estate owned/gross assets; brokered deposit ratio; one year asset growth; and loan mix index) and a weighted average of supervisory ratings components. The current rule fixes the range of assessment rates from 1.5 basis points for an institution posing the least risk, to 30 basis points for an institution posing the most risk; and will further lower the range of assessment rates if the reserve ratio of the Deposit Insurance Fund increases to 2% or more. Banks with over $10.0 billion in total consolidated assets are required to pay a surcharge of 4.5 basis points on their assessment basis, subject to certain adjustments. The FDIC may also impose special assessments from time to time.

In addition to its risk-based insurance assessments, the FDIC also imposes Financing Corporation, or FICO, assessments to help pay the $780 million in annual interest payments on the approximately $8 billion of bonds issued in the late 1980s as part of the government rescue of the savings and loan industry. For the fourth quarter of 2018, the bank’s FICO assessment was equal to 0.035%, or 0.14% annually, per $100 of assessment base. FICO assessments will continue until all outstanding bonds mature in 2019.

Termination of Deposit Insurance

The FDIC may terminate its insurance of deposits of a bank if it finds that the bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act

The Community Reinvestment Act (CRA) requires that, in connection with examinations of insured depository institutions within their respective jurisdictions, the federal banking agencies will evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. The Federal Reserve’s evaluation of the Bank’s record of performance under the CRA is publicly available. A bank’s CRA performance is also considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations being imposed on the bank. Additionally, we must publicly disclose the terms of certain CRA-related agreements. The Bank received a Satisfactory rating at its most recent evaluation dated September 25, 2017.

Interest Rate Limitations

Interest and other charges collected or contracted for by the Bank are subject to applicable state usury laws and federal laws concerning interest rates.

Federal Laws Applicable to Consumer Credit and Deposit Transactions

The Bank’s loan and deposit operations are subject to a number of federal consumer protection laws, including:

•	the Federal Truth in Lending Act, governing disclosures of credit terms to consumer borrowers;
•	the Real Estate Settlement Procedures Act, imposing requirements on the settlement and servicing of residential mortgage loans;
•

the Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities it serves;

•

the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, color, religion, national origin, sex, marital status or certain other prohibited factors in all aspects of credit transactions;

•	the Fair Credit Reporting Act, or FCRA, governing the use and provision of information to credit reporting agencies;
•	the Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by debt collectors;
•	the Service Members Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service;
•	the Gramm-Leach-Bliley Act, governing the disclosure and safeguarding of sensitive non-public personal information of our clients;
•

the Right to Financial Privacy Act, imposing a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

the Electronic Funds Transfer Act governing automatic deposits to and withdrawals from deposit accounts and clients’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	the rules and regulations of the CFPB and various federal agencies charged with the responsibility of implementing these federal laws.

Capital Adequacy

The Federal Reserve has adopted risk-based and leverage capital adequacy requirements, pursuant to which they assess the adequacy of capital in examining and supervising banks and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items. The federal banking regulators have adopted regulations implementing the Basel Capital Adequacy Accord, or Basel III, which had been approved by the Basel member central bank governors in 2010 as an agreement among the countries’ central banks and bank regulators on the amount of capital banks and their holding companies must maintain as a cushion against losses and insolvency. The U.S. Basel III rule’s minimum capital to risk-weighted assets requirements are a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%. Bank holding companies with assets of less than $3.0 billion that are not engaged in significant nonbanking activities, do not conduct significant off-balance sheet activities and that do not have a material amount of debt or equity securities registered with the SEC, such as the Company, are exempt from the Federal Reserve’s risk-based-capital and leverage rules.

In order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must maintain a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. Phase-in of the capital conservation buffer requirements began on January 1, 2016, and the requirements were fully phased in on January 1, 2019. The capital conservation buffer requirement for 2018 was 1.875%. A banking organization with a buffer greater than 2.5% once the capital conservation buffer is fully phased in would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. A banking organization also would be prohibited from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. Effectively, the Basel III framework will require the Bank to meet minimum risk-based capital ratios of (i) 7% for common equity Tier 1 capital, (ii) 8.5% Tier 1 capital, and (iii) 10.5% total capital, once it is fully phased in. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. When the rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action, or PCA, well-capitalized thresholds, which are described below under “—Prompt Corrective Action.”

The U.S. Basel III rule includes stringent criteria for capital instruments to qualify as Tier 1 or Tier 2 capital. For instance, the rule effectively disallows newly-issued trust preferred securities as a component of a holding company’s Tier 1 capital. However, depository institution holding companies with less than $15 billion in total assets may permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in Additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature. At December 31, 2018, the Company had $3.5 million of non-qualifying instruments includable in Tier 1 capital that were issued prior to May 19, 2010.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms, which standards are commonly referred to as Basel IV. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including the recalibration of the risk weights and the introduction of new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and are not applicable to the Bank. The impact of Basel IV on us will depend on how it is implemented by the federal bank regulators.

The Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) requires the federal banking agencies to develop a community bank leverage ratio (defined as the ratio of tangible equity capital to average total consolidated assets) for banks and holding companies with total consolidated assets of less than $10 billion and an appropriate risk profile. The required regulations must specify a minimum community bank leverage ratio of not less than 8% and not more than 10%, as well as procedures for treatment of a qualifying community bank that has a community bank leverage ratio that falls below the required minimum. Qualifying banks that exceed the minimum community bank leverage ratio will be deemed to be in compliance with all other capital and leverage requirements.   The federal banking agencies have proposed regulations that would establish a community bank leverage ratio of 9.0%

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a banking institution could subject the institution to a variety of enforcement remedies available to federal regulatory authorities, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits, and other restrictions on its business.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of “prompt corrective action” to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators have established five capital categories (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all insured depository institutions are placed. The federal banking agencies have specified by regulation the relevant capital thresholds and other qualitative requirements for each of those categories. For an insured depository institution to be “well-capitalized” under the PCA framework, it must have a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0%, and a leverage ratio of 5.0%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific capital level for any capital measure. At December 31, 2018, the Bank qualified for the well-capitalized category.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. An undercapitalized institution has a capital ratio below any one of four thresholds: a common equity Tier 1 risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, or a leverage ratio of 4.0%. The severity of the action depends upon the capital category in which the institution is placed. For example, institutions in all three undercapitalized categories are automatically restricted from paying distributions and management fees, whereas only an institution that is significantly undercapitalized or critically undercapitalized is restricted in its compensation paid to senior executive officers. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Such a plan must include a guarantee from the institution’s bank holding company that the institution will comply with the plan until the institution has been adequately capitalized on average during each of the four consecutive calendar quarters. The holding company’s obligation to fund a capital restoration plan is limited to the lesser of (i) 5% of an undercapitalized subsidiary institution’s assets at the time it became undercapitalized and (ii) the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with Federal Reserve approval.

The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

Liquidity

Financial institutions are subject to significant regulatory scrutiny regarding their liquidity positions. This scrutiny has increased during recent years, as the economic downturn that began in the late 2000s negatively affected the liquidity of many financial institutions. Various bank regulatory publications, including Federal Reserve SR 10-6 (Funding and Liquidity Risk Management), address the identification, measurement, monitoring and control of funding and liquidity risk by financial institutions.

The U.S. federal banking regulators have introduced two new liquidity metrics for large banking organizations. The first metric is the “liquidity coverage ratio,” and it aims to require a financial institution to maintain sufficient high-quality liquid resources to survive an acute stress scenario that lasts for one month. The second metric is the “net stable funding ratio,” and its objective is to require a financial institution to maintain a minimum amount of stable sources relative to the liquidity profiles of the institution’s assets, as well as the potential for contingent liquidity needs arising from off-balance sheet commitments, over a one-year horizon.

The federal banking regulators finalized the liquidity coverage ratio in September 2014, and proposed the net stable funding ratio in May 2016. While the liquidity coverage ratio and the proposed net stable funding ratio only apply to the largest banking organizations in the country, certain elements may filter down and become applicable to or expected of all insured depository institutions.

Payment of Dividends

We are a legal entity separate and distinct from the Bank. Our principal source of cash flow, including cash flow to pay dividends to our shareholders, is dividends the Bank pays to us as the Bank’s sole shareholder. Statutory and regulatory limitations apply to the Bank’s payment of dividends to us as well as to our payment of dividends to our shareholders. A corollary to the requirement that a bank holding company serve as a source of strength to its subsidiary banks is the Federal Reserve policy that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiaries or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as such a source of strength. Our ability to pay dividends is also subject to the provisions of Washington corporate law that prevent distributions to shareholders if, after giving effect to the distribution, we would not be able to pay our liabilities as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. In addition, in deciding whether or not to declare a dividend of any particular size, our board of directors must consider our and the Bank’s current and prospective capital, liquidity, and other needs.

The Washington DFI and the Federal Reserve also regulate the Bank’s dividend payments. Under Washington law, a state-chartered bank may not pay a dividend in an amount greater than its retained earnings without approval. Under Federal Reserve regulations, the Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Federal Reserve.

The Bank’s payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividends if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements providing that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Restrictions on Transactions with Affiliates and Insiders

The Bank is subject to Section 23A of the Federal Reserve Act, which places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;
•	a bank’s investment in securities issued by affiliates;
•	assets a bank may purchase from affiliates;
•	loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates;
•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate;
•	a bank’s transactions with an affiliate involving the borrowing or lending of securities to the extent they create credit exposure to the affiliate; and
•	a bank’s derivative transactions with an affiliate to the extent they create credit exposure to the affiliate.

Subject to various exceptions, the total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, the above transactions also must meet specified collateral requirements and safety and soundness requirements. Under no circumstances may a bank purchase a low-quality asset from an affiliate.

The Bank is also subject to Section 23B of the Federal Reserve Act, which, among other things, prohibits a bank from engaging in the above transactions with affiliates, as well as other types of transactions set forth in Section 23B, unless the transactions are on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions between the bank and third parties, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. There are also individual and aggregate limitations on loans to insiders and their related interests. The aggregate amount of insider loans generally cannot exceed the institution’s total unimpaired capital and surplus. Insiders and banks are subject to enforcement actions for knowingly entering into insider loans in violation of applicable restrictions.

Single Borrower Credit Limits

Under federal law, total loans and extensions of credit to a borrower may not exceed 15% of the Bank’s unimpaired capital and surplus. However, such loans may be in excess of that percentage, but not above 25%, if each loan in excess of 15% is fully collateralized by readily marketable collateral. Under Washington law, total loans and extensions of credit to a borrower may not exceed 20% of the Bank’s capital and surplus.

Commercial Real Estate Concentration Limits

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate, or CRE, loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2018, the Bank’s total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represented 333.0% of its capital, thus exceeding the 300% target. However, the ratio has decreased since December 31, 2017 when it was at 354.7%.

Privacy

Financial institutions are required to disclose their policies for collecting and protecting non-public personal information of their clients. Clients generally may prevent financial institutions from sharing non-public personal information with nonaffiliated third parties except under certain circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly offering a product or service with a nonaffiliated financial institution. Additionally, financial institutions generally are prohibited from disclosing consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Cybersecurity

Federal banking agencies pay close attention to the cybersecurity practices of banks and their holding companies and affiliates. The interagency council of the agencies, the Federal Financial Institutions Examination Council, or FFIEC, has issued several policy statements and other guidance for banks as new cybersecurity threats arise. FFIEC has recently focused on such matters as compromised customer credentials and business continuity planning. Examinations by the banking agencies now include review of an institution’s information technology and its ability to thwart cyberattacks.

Consumer Credit Reporting

The FCRA imposes, among other things:

•

requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, to place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•

requirements for entities that furnish information to consumer reporting agencies to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate;

•	requirements for mortgage lenders to disclose credit scores to consumers in certain circumstances; and
•	limitations on the ability of a business that receives consumer information from an affiliate to use that information for marketing purposes.

Anti-Terrorism, Money Laundering Legislation and OFAC

The Bank is subject to the Bank Secrecy Act and the USA Patriot Act. These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and accounts and other relationships intended to guard against money laundering and terrorism financing. The principal requirements for an insured depository institution include (i) establishment of an anti-money laundering program that includes training and audit components, (ii) establishment of a “know your customer” program involving due diligence to confirm the identities of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities, (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of cash, (iv) additional precautions for accounts sought and managed for non-U.S. persons and (v) verification and certification of money laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks a bank must keep records to be made available to its primary federal regulator. Anti-money laundering rules and policies are developed by a bureau within the Treasury Department, the Financial Crimes Enforcement Network, but compliance by individual institutions is overseen by its primary federal regulator.

The Bank has established appropriate anti-money laundering and customer identification programs. The Bank also maintains records of cash purchases of negotiable instruments, files reports of certain cash transactions exceeding $10,000 (daily aggregate amount), and reports suspicious activity that might signify money laundering, tax evasion, or other criminal activities pursuant to the Bank Secrecy Act. The Bank otherwise has implemented policies and procedures to comply with the foregoing requirements.

The Treasury Department’s Office of Foreign Assets Control, or OFAC, is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Company or the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Company or the Bank must freeze or block such account or transaction, file a suspicious activity report, and notify the appropriate authorities.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered, or that file reports, under the Exchange Act. In particular, the act established (i) requirements for audit committees, including independence, expertise and responsibilities; (ii) responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company and new requirements for them to certify the accuracy of periodic reports; (iii) standards for auditors and regulation of audits; (iv) disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) civil and criminal penalties for violations of the federal securities laws. The legislation also established a new accounting oversight board to enforce auditing standards and restrict the scope of services that accounting firms may provide to their public company audit clients.

Overdraft Fees

Federal Reserve Regulation E restricts banks’ abilities to charge overdraft fees. The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.

The Dodd-Frank Act and the Economic Growth, Regulatory Relief, and Consumer Protection Act (EGRRCPA)

As final rules and regulations implementing the Dodd-Frank Act have been adopted, this law has significantly changed and is significantly changing the bank regulatory framework and affected the lending, deposit, investment, trading and operating activities of banks and their holding companies.

A number of the effects of the Dodd-Frank Act are described or otherwise accounted for in various parts of this “—Supervision and Regulation” section. The following items provide a brief description of certain other provisions of the Dodd-Frank Act that may be relevant to us and the Bank.

•

The Dodd-Frank Act imposed new requirements regarding the origination and servicing of residential mortgage loans. The law created a variety of new consumer protections, including limitations, subject to exceptions, on the manner by which loan originators may be compensated and an obligation on the part of lenders to verify a borrower’s “ability to repay” a residential mortgage loan. Final rules implementing these latter statutory requirements became effective in 2014.

•

The Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits effective one year after the date of its enactment, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

•

The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act (i) requires publicly traded companies to give shareholders a non-binding vote on executive compensation and golden parachute payments; (ii) enhances independence requirements for compensation committee members; (iii) requires national securities exchanges to require listed companies to adopt incentive-based compensation clawback policies for executive officers; (iv) authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials; and (v) directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks.

The EGRRCPA made changes to a variety of rules and regulations, including revisions to the Dodd-Frank Act. For example, the EGRRCPA exempts certain lenders from the “ability to repay” requirements. Other EGRRCPA changes are described elsewhere in this section.

Consumer Financial Protection Bureau

The Dodd-Frank Act created the CFPB, an independent federal bureau within the Federal Reserve System having broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the consumer financial privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with more than $10.0 billion in assets. Smaller institutions, including the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking agencies for compliance with federal consumer protection laws and regulations. The CFPB also has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. The EGRRCPA requires amendments generally intended to narrow the scope of certain of these rules, but we are not currently able to determine how these changes may affect the Bank’s business.

The CFPB has proposed or issued a number of important rules affecting a wide range of consumer financial products. The changes resulting from the Dodd-Frank Act and CFPB rulemakings and enforcement policies may impact the profitability of our business activities, limit our ability to make, or the desirability of making, certain types of loans, require us to change our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business or profitability. The changes may also require us to dedicate significant management attention and resources to evaluate and make necessary changes to comply with the new statutory and regulatory requirements.

The CFPB has concentrated much of its rulemaking efforts on reforms related to residential mortgage transactions. The CFPB has issued rules related to a borrower’s ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, requirements for high cost mortgages, appraisal and escrow standards and requirements for higher-priced mortgages. The CFPB has also issued rules establishing integrated disclosure requirements for lenders and settlement agents in connection with most closed end, real estate secured consumer loans; and rules which, among other things, expand the scope of information lenders must report in connection with mortgage and other housing-related loan applications under the Home Mortgage Disclosure Act. These rules, which become effective on a rolling basis through January 1, 2019, include significant regulatory and compliance changes and are expected to have a broad impact on the financial services industry.

With the recent change in leadership at the CFPB, the agency has released a new strategic plan and published formal requests for information on possible changes to its supervisory, enforcement and other programs. These developments suggest that the CFPB may be taking a different approach to its implementation of consumer financial protection laws, but the agency has not proposed specific changes to its regulations. The EGRRCPA requires the CFPB to make changes to various regulations.

The Volcker Rule

On December 10, 2013, five U.S. financial regulators, including the Federal Reserve, adopted a final rule implementing the “Volcker Rule.” The Volcker Rule was created by Section 619 of the Dodd-Frank Act and prohibits “banking entities” from engaging in “proprietary trading.” Banking entities also are prohibited from sponsoring or investing in private equity or hedge funds, or extending credit to or engaging in other covered transactions with affiliated private equity or hedge funds. The fundamental prohibitions of the Volcker Rule generally apply to banking entities of any size, including us, the bank and any other “affiliate” under the BHC Act. The EGRRCPA amends Section 619 to exempt from the Volcker Rule any insured depository institution that has $10.0 billion or less in total consolidated assets and whose total trading assets and trading liabilities are 5% or less of total consolidated assets.

Limitations on Incentive Compensation

In April 2016, the Federal Reserve and other federal financial agencies re-proposed restrictions on incentive-based compensation pursuant to Section 956 of the Dodd-Frank Act for financial institutions with $1 billion or more in total consolidated assets. For institutions with at least $1 billion but less than $50 billion in total consolidated assets, the proposal would impose principles-based restrictions that are broadly consistent with existing interagency guidance on incentive-based compensation. Such institutions would be prohibited from entering into incentive compensation arrangements that encourage inappropriate risks by the institution (1) by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits, or (2) that could lead to material financial loss to the institution. The proposal would also impose certain governance and recordkeeping requirements on institutions covered by the rule. Whether or when the agencies will finalize the proposal is uncertain.

Executive Officers

The table below provides information about our executive officers. Ages are as of December 31, 2018.

Name	Age	Position

Eric M. Sprink	46	President, Chief Executive Officer and Director
Joel G. Edwards	58	Chief Financial Officer, Corporate Secretary
Russ A. Keithley	53	Chief Lending Officer
John J. Dickson Daniel J. Lee	58 62	Chief Operations Officer Chief Credit and Risk Officer

The following is a brief discussion of the business and banking background and experience of our executive officers, including their business experience during the last five years.

Eric M. Sprink serves as our President and Chief Executive Officer. Mr. Sprink joined the Company in late 2006 as President and Chief Operating Officer and became Chief Executive Officer in 2010. Mr. Sprink began his banking career working for Security Pacific Bank while enrolled at Arizona State University. He assumed increasing levels of responsibility in the areas of retail operations, consumer and commercial lending and wealth management with Security Pacific Bank and its successor, Bank of America. He then moved to Centura Bank, where he held management positions in retail operations and corporate finance. After Centura Bank was acquired, he held senior management positions at Washington Trust Bank and Global Credit Union. Mr. Sprink is active in industry trade groups and is a director and past chairman of the Community Bankers of Washington. Mr. Sprink received a bachelor’s degree from Arizona State University and an M.B.A. from the University of North Carolina. Mr. Sprink brings to our board of directors leadership experience, significant experience in many facets of the financial services business, and familiarity with our market area. Mr. Sprink has been a member of our board of directors since 2006.

Joel G. Edwards has served as Executive Vice President and Chief Financial Officer of the Company since 2012. Mr. Edwards is also the Executive Vice President and Chief Financial Officer of the Bank. Prior to joining the Company and Bank, Mr. Edwards was a Senior Vice President and Administration Officer at AmericanWest Bank. Prior to that experience, he was Executive Vice President and Chief Financial Officer at Viking Bank, Vice President and Chief Financial Officer at Rainier Pacific Bank, and President of the Washington Credit Union Share Guaranty Association. He also was employed in the Farm Credit System for eight years including positions as vice president responsible for administration, budget and policy. Mr. Edwards graduated magna cum laude with a bachelor’s degree in business and concentration in economics from, and completed post-graduate studies in accounting at, Eastern Washington University. He also received an M.B.A. from Eastern Washington University.

Russ A. Keithley serves as Executive Vice President and Chief Lending Officer of the Bank, positions he has held since 2015. Mr. Keithley joined the Bank in 2012 and became Senior Vice President and Chief Credit Officer in 2014. Prior to joining the Bank, he served as Senior Vice President and Chief Lending Officer of North County Bank and Manager Team Lead at InterWest Bank. Mr. Keithley graduated from the University of Washington with a bachelor’s degree in political science. He is an honors graduate of the Pacific Coast Banking School at the University of Washington.

John J. Dickson joined the Bank in 2010 and currently serves as Executive Vice President and Chief Operations Officer of the Bank. Prior to joining the Bank, he served in various roles for Frontier Financial Corporation and Frontier Bank from 1985 to 2010, most recently serving as President of Frontier Bank from 2008 to 2010. In 2010, Frontier Bank was closed by the Washington DFI, and the FDIC was named receiver. Mr. Dickson received a bachelor’s degree in economics from the University of Puget Sound and graduated with honors from the Graduate School of Banking at the University of Wisconsin-Madison. Mr. Dickson practiced accounting as a CPA for three years in the audit division of a large accounting firm. Mr. Dickson is past Chairman of the Washington Bankers Association.

Daniel J. Lee joined the Bank in 2018 and currently serves as Executive Vice President and Chief Credit and Risk Officer.  Prior to joining the Bank, he most recently served as Executive Vice President, Chief Credit Officer for Bank of the Cascades where he managed all credit administration and loan operations.  After helping Bank of the Cascades to more than double its assets and loans in just five years, Bank of the Cascades was acquired by First Interstate Bank in 2017.  Prior to that, Mr. Lee served in senior leadership roles of both public and privately held banks.  Mr. Lee earned his BS and MBA from the Kelley School of Business, Indiana University.  He attended the ABA Stonier Graduate School of Banking—currently domiciled at the Wharton Business School, University of Pennsylvania. He served as a Director on the Government Relations Council of the American Bankers Association and has a rich history of helping advocate for community resources that benefit new businesses and charitable services.

Item 1A.	Risk Factors

Investing in the Company’s common stock involves risks. The investor should carefully consider the following risk factors before deciding to make an investment decision regarding the Company’s stock. The risk factors may cause future earnings to be lower or the financial condition to be less favorable than expected. In addition, other risks that the Company is not aware of, or which are not believed to be material, may cause earnings to be lower, or may deteriorate the financial condition of the Company. Consideration should also be given to the other information in this Annual Report on Form 10-K, as well as in the documents incorporated by reference into this Form 10-K.

Risks Related to Our Business

Our commercial real estate lending activities expose us to increased lending risks and related loan losses.

At December 31, 2018, our commercial real estate loan portfolio totaled $516.0 million, or 67.1% of our total loan portfolio. Our current business strategy is to continue our originations of commercial real estate loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. These loans involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. To the extent that borrowers have more than one commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Moreover, if loans that are collateralized by commercial real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and would adversely affect our earnings and financial condition.

Imposition of limits by the bank regulators on commercial real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the federal banking regulators issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” or the CRE Guidance. Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represented 333.0% of its total risk-based capital at December 31, 2018.  However, the ratio has decreased since December 31, 2017 when it was at 354.7%.

In December 2015, the federal banking regulators released a new statement on prudent risk management for commercial real estate lending, referred to herein as the 2015 Statement. In the 2015 Statement, the federal banking regulators, among other things, indicate the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the Federal Reserve, our primary federal regulator, were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, for reasons noted above or otherwise, our earnings would be adversely affected.

Our commercial business lending activities expose us to additional lending risks.

We make commercial business loans in our market area to a variety of professionals, sole proprietorships, partnerships and corporations. As compared to commercial real estate loans, which are secured by real property, the value of which tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise, may fluctuate in value and may depend on the borrower’s ability to collect receivables. We have increased our focus on commercial business lending in recent years and intend to continue to focus on this type of lending in the future.

Our concentration of residential mortgage loans exposes us to increased lending risks.

At December 31, 2018, $94.7 million, or 12.3%, of our loan portfolio was secured by one-to-four family real estate, a significant majority of which is located in the Puget Sound region. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the Puget Sound housing market could reduce the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Our origination of construction loans exposes us to increased lending risks.

We originate commercial construction loans primarily to professional builders for the construction of one-to-four family residences, apartment buildings, and commercial real estate properties. To a lesser degree, we also originate land acquisition loans for the purpose of facilitating the ultimate construction of a home or commercial building. Our construction loans present a greater level of risk than loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. In addition, construction costs may exceed original estimates as a result of increased materials, labor or other costs. Construction loans also often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness.

The small to medium-sized businesses that we lend to may have fewer resources to endure adverse business developments than larger firms, which may impair our borrowers’ ability to repay loans.

We focus our business development and marketing strategy primarily on small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than larger firms, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management skills, talents and efforts of a small group of people, and the death, disability or resignation of one or more of these people could have an adverse effect on the business and its ability to repay its loan. If our borrowers are unable to repay their loans, our business, financial condition and earnings could be adversely affected.

We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.

The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Many of our loans are made to small to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A failure to effectively measure and limit the credit risk associated with our loan portfolio could lead to unexpected losses and have a material adverse effect on our business, financial condition and results of operations.

If our allowance for loan losses is insufficient to absorb actual loan losses, our results of operations would be negatively affected.

In determining the amount of the allowance for loan losses, we analyze our loss and delinquency experience by loan categories and we consider the effect of existing economic conditions. In addition, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If the actual results are different from our estimates, or our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance and would decrease our net income. Our emphasis on loan growth and on increasing our portfolio, as well as any future credit deterioration, will require us to increase our allowance further in the future.

In addition, our banking regulators periodically review our allowance for loan losses and could require us to increase our provision for loan losses. Any increase in our allowance for loan losses or loan charge-offs as required by regulatory authorities may have a material adverse effect on our results of operations and financial condition.

Nonperforming assets take significant time and resources to resolve and adversely affect our earnings and financial condition.

Nonperforming assets adversely affect our net income in various ways. We generally do not record interest income on other real estate owned, or OREO, or on nonperforming loans, thereby adversely affecting our income and increasing loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in our level of nonperforming assets increases our risk profile and may impact the capital levels regulators believe are appropriate in light of the ensuing risk profile. While we seek to reduce problem assets through loan workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could have a material effect on our business, financial condition and results of operations. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which may materially and adversely impact their ability to perform their other responsibilities. We may not experience future increases in the value of nonperforming assets.

Our Small Business Administration, or SBA, lending program is dependent upon the U.S. federal government, and we face specific risks associated with originating SBA loans.

Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program, referred to herein as an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress or exhaustion of the available funding for SBA programs may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could materially and adversely affect our business, financial condition and earnings.

The SBA’s 7(a) Loan Program is the SBA’s primary program for helping start-up and existing small businesses, with financing guaranteed for a variety of general business purposes. Generally, we sell the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales result in premium income for us at the time of sale and create a stream of future servicing income, as we retain the servicing rights to these loans. For the reasons described above, we may not be able to continue originating these loans or sell them in the secondary market. Furthermore, even if we are able to continue to originate and sell SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans or the premiums may decline due to economic and competitive factors. When we originate SBA loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us. Generally, we do not maintain reserves or loss allowances for such potential claims and any such claims could materially and adversely affect our business, financial condition and earnings.

The laws, regulations and standard operating procedures that are applicable to SBA loan products may change in the future. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies and especially our organization, changes in the laws, regulations and procedures applicable to SBA loans could adversely affect our ability to operate profitably.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the economy of the Puget Sound region.

While there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is comprised of loans secured by property located in the Puget Sound region. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as unemployment, recession, a catastrophic event or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Uncertainties have arisen regarding the potential for a reversal or renegotiation of international trade agreements under the current administration, and the impact such actions and other policies of the current administration may have on economic and market conditions. In addition, concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, particularly the economies of China, South Korea and Japan, can impact the economy and financial markets here in the United States. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects. In addition, decreases in local real estate values caused by economic conditions, recent changes in tax laws or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Further, deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our allowance for loan losses, which in turn could necessitate an increase in our provision for loan losses and a resulting reduction to our earnings and capital.

Economic conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investment securities, and our ongoing operations, costs and profitability. Further, declines in real estate values and sales volumes and elevated unemployment levels may result in higher loan delinquencies, increases in our nonperforming and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and earnings. Reduction in problem assets can be slow, and the process can be exacerbated by the condition of the properties securing nonperforming loans and the lengthy foreclosure process in Washington. To the extent that we must work through the resolution of assets, economic problems may cause us to incur losses and adversely affect our capital, liquidity, and financial condition.

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO, and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our financial statements may not reflect the correct value of our OREO, and our allowance for loan losses may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2018, we did not hold any OREO or repossessed property and equipment.

Ineffective liquidity management could adversely affect our financial condition and earnings.

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities are checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets are loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, financial condition and earnings.

Our agreement with Aspiration may produce limited revenue and may expose us to liability for compliance violations by Aspiration.

We have entered into an agreement with Aspiration, an online investment platform that offers socially-conscious and sustainable banking and investing, pursuant to which we will provide certain banking services for Aspiration’s new cash management account program that Aspiration launched in the fourth quarter of 2018, including serving as the issuing bank for debit cards issued to Aspiration’s customers and establishing one or more settlement accounts for the purpose of settling customer transactions in the cash management account program. The agreement with Aspiration has an initial term (subject to two automatic renewals for successive 12-month terms) of three years from November 23, 2018 it may be earlier terminated by the parties under certain circumstances. If Aspiration is not successful in achieving customer acceptance of its cash management account program or terminates the agreement before the end of its term, our revenue under the agreement may be limited or may cease altogether. In addition, because we will provide banking services with respect to the cash features of Aspiration’s cash management account program, our bank regulators may hold us responsible for Aspiration’s activities with respect to the marketing or administration of Aspiration’s cash management account program, which may result in increased compliance costs for us or potentially compliance violations as a result of Aspiration’s activities.

Our business strategy includes growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively. Growing our operations could also cause our expenses to increase faster than our revenues.

Our business strategy includes growth in assets, deposits and the scale of our operations. Achieving such growth will require us to attract customers that currently bank at other financial institutions in our market area. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, competition from other financial institutions in our market area and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Furthermore, there can be considerable costs involved in expanding deposit and lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence and that require alternative delivery methods. Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in modernizing existing facilities, opening new branches or deploying new services.

We may not be able to implement our expansion strategy, which may adversely affect our ability to maintain our historical earnings trends.

Our expansion strategy focuses on organic growth, supplemented by strategic acquisitions and expansion of the Bank’s banking location network, or de novo branching. We may not be able to execute on aspects of our expansion strategy, which may impair our ability to sustain our historical rate of growth or prevent us from growing at all. More specifically, we may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable acquisition candidates. Various factors, such as economic conditions and competition with other financial institutions, may impede or prohibit the growth of our operations, the opening of new banking locations and the consummation of acquisitions. Further, we may be unable to attract and retain experienced bankers, which could adversely affect our growth. The success of our strategy also depends on our ability to effectively manage growth, which is dependent upon a number of factors, including our ability to adapt our credit, operational, technology and governance infrastructure to accommodate expanded operations. If we fail to implement one or more aspects of our strategy, we may be unable to maintain our historical earnings trends, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to certain risks in connection with growing through mergers and acquisitions.

It is possible that we could acquire other banking institutions, other financial services companies or branches of banks in the future. Acquisitions typically involve the payment of a premium over book and trading values and, therefore, may result in the dilution of our tangible book value per share and/or our earnings per share. Our ability to engage in future mergers and acquisitions depends on various factors, including: (1) our ability to identify suitable merger partners and acquisition opportunities; (2) our ability to finance and complete transactions on acceptable terms and at acceptable prices; and (3) our ability to receive the necessary regulatory and, when required, shareholder approvals. Our inability to engage in an acquisition or merger for any of these reasons could have an adverse impact on the implementation of our business strategies. Furthermore, mergers and acquisitions involve a number of risks and challenges, including our ability to achieve planned synergies and to integrate the branches and operations we acquire, and the internal controls and regulatory functions into our current operations, as well as the diversion of management’s attention from existing operations, which may adversely affect our ability to successfully conduct our business and negatively impact our financial results.

We rely heavily on our executive management team and other key employees, and we could be adversely affected by the unexpected loss of their services.

Our success depends in large part on the performance of our executive management team and other key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for qualified employees is intense, and the process of locating key personnel with the combination of skills, attributes and business relationships required to execute our business plan may be lengthy. We may not be successful in retaining our key employees, and the unexpected loss of services of one or more of our key personnel could have an adverse effect on our business because of their skills, knowledge of and business relationships within our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, or at all, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We may need to raise additional capital in the future, and such capital may not be available when needed or at all.

We may need to raise additional capital, in the form of additional debt or equity, in the future to have sufficient capital resources and liquidity to meet our commitments and fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital or make such capital only available on unfavorable terms, including interbank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. We may not be able to obtain capital on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of our bank or counterparties participating in the capital markets or other disruption in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

We are subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.

The majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international economic weakness and disorder and instability in domestic and foreign financial markets. Our interest rate sensitivity profile was asset sensitive as of December 31, 2018, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates.

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long-term fixed rate credits, which could adversely affect our earnings and net interest margin if rates increase. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income. If short-term interest rates continue to remain at their historically low levels for a prolonged period, and assuming longer-term interest rates fall further, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. Such an occurrence would have an adverse effect on our net interest income and could have a material adverse effect on our business, financial condition and results of operations.

We may be adversely affected by recent changes in U.S. tax laws and regulations.

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for residential real estate. Included in this legislation was a reduction of the corporate income tax rate from 35% to 21%. In addition, other changes included: (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.

Further changes in income tax laws could be enacted, or interpretations of existing income tax laws could change, causing an adverse effect on our financial condition or results of operations. Similarly, our accounting policies and methods are fundamental to how we report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets, liabilities, and financial results. Periodically, new accounting standards are issued or existing standards are revised, changing the methods for preparing our financial statements. These changes are not within our control and may significantly impact our financial condition and results of operations.

We are dependent on our information technology and telecommunications systems and third-party service providers; systems failures, interruptions and cybersecurity breaches could have a material adverse effect on us.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party service providers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

Our third-party service providers may be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We likely will expend additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party service providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation costs and other possible liabilities.

Security breaches and cybersecurity threats could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. While we have established policies and procedures to prevent or limit the impact of cyber-attacks, there can be no assurance that such events will not occur or will be adequately addressed if they do. In addition, we also outsource certain cybersecurity functions, such as penetration testing, to third-party service providers, and the failure of these service providers to adequately perform such functions could increase our exposure to security breaches and cybersecurity threats. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other malicious code and cyber-attacks that could have an impact on information security. Any such breach or attacks could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services, all of which could adversely affect our business, financial condition and earnings.

We must keep pace with technological change to remain competitive.

Financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available, as well as related essential personnel. In addition, technology has lowered barriers to entry into the financial services market and made it possible for financial technology companies and other non-bank entities to offer financial products and services traditionally provided by banks. The ability to keep pace with technological change is important, and the failure to do so, due to cost, proficiency or otherwise, could have a material adverse impact on our business and therefore on our financial condition and results of operations.

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.

We rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or outside persons, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of our internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulations, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. Although our control testing has not identified any significant deficiencies in our internal control system, a breakdown in our internal control system, improper operation of our systems or improper employee actions could result in material financial loss to us, the imposition of regulatory action, and damage to our reputation.

We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our business, financial condition and earnings.

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal laws and regulations impose data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs.

Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers for our products and services and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our business, financial condition and earnings.

We are dependent on the use of data and modeling in our management’s decision-making, and faulty data or modeling approaches could negatively impact our decision-making ability or possibly subject us to regulatory scrutiny in the future.

The use of statistical and quantitative models and other quantitative analyses is widespread in bank decision-making, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, and the identification of possible violations of anti-money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While we are not currently subject to annual stress testing under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, we anticipate that model-derived testing may become more extensively implemented by regulators in the future.

We anticipate data-based modeling will penetrate further into bank decision-making, particularly risk management efforts, as the capacities developed to meet rigorous stress testing requirements are able to be employed more widely and in differing applications. While we believe these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data or flawed quantitative approaches could negatively impact our decision-making ability or, if we become subject to regulatory stress testing in the future, adverse regulatory scrutiny. Further, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making.

We depend on the accuracy and completeness of information provided to us by our borrowers and counterparties and any misrepresented information could adversely affect our business, financial condition and earnings.

In deciding whether to approve loans or to enter into other transactions with borrowers and counterparties, we rely on information furnished to us by, or on behalf of, borrowers and counterparties, including financial statements, credit reports and other financial information. We also rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected and we may be subject to regulatory action. Whether a misrepresentation is made by the loan applicant, another third party, or one of our employees, we generally bear the risk of loss associated with the misrepresentation. Our controls and processes may not have detected, or may not detect all, misrepresented information in our loan originations or from our business clients. Any such misrepresented information could adversely affect our business, financial condition and earnings.

We are subject to certain operational risks, including, but not limited to, customer, employee or third-party fraud and data processing system failures and errors.

Because we are a financial institution, employee errors and employee or customer misconduct could subject us in particular to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information, each of which can be particularly damaging for financial institutions. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls to mitigate operational risks, including data processing system failures and errors and customer or employee fraud, as well as insurance coverage designed to protect us from material losses associated with these risks, including losses resulting from any associated business interruption. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could adversely affect our business, financial condition and earnings.

The building of market share through our branch office strategy, and our ability to achieve profitability on new branch offices, may increase our expenses and negatively affect our earnings.

We believe there are branch expansion opportunities within our market area and adjacent markets and will seek to grow our deposit base by adding branches to our existing network. There are considerable costs involved in opening branch offices, especially in light of the capabilities needed to compete in today’s environment. Moreover, new branch offices generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, new branch offices could negatively impact our earnings and may do so for some period of time. Our investments in products and services, and the related personnel required to implement new policies and procedures, take time to earn returns and can be expected to negatively impact our earnings for the foreseeable future. The profitability of our expansion strategy will depend on whether the income that we generate from the new branch offices will offset the increased expenses resulting from operating these branch offices.

Strong competition within our market area could hurt our profits and slow growth.

Our profitability depends upon our continued ability to compete successfully in our market area. We face intense competition both in making loans and attracting deposits. Our competitors for commercial real estate loans include other community banks and commercial lenders, some of which are larger than us and have greater resources and lending limits than we have and offer services that we do not provide. We face stiff competition for one-to-four family residential loans from other financial service providers, including large national residential lenders and local community banks. Other competitors for one-to-four family residential loans include credit unions and mortgage brokers which keep overhead costs and mortgage rates down by selling loans and not holding or servicing them. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. We expect competition to remain strong in the future.

The Washington State Department of Financial Institutions, or Washington DFI, recently entered into a multi-state agreement with six other states that is intended to streamline the licensing process for money service businesses, which include money transmitters and payment service providers. Increasing the relative ease of obtaining a license to operate a money service business within the state of Washington may encourage financial technology, or fintech, companies to offer services in the state, thereby increasing competition for such services.

Negative public opinion regarding our company or failure to maintain our reputation in the communities we serve could adversely affect our business and prevent us from growing our business.

As a community bank, our reputation within the communities we serve is critical to our success. We believe we have set ourselves apart from our competitors by building strong personal and professional relationships with our customers and being active members of the communities we serve. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, we may be less successful in attracting new talent and customers or may lose existing customers, and our business, financial condition and earnings could be adversely affected. Further, negative public opinion can expose us to litigation and regulatory action and delay and impede our efforts to implement our expansion strategy, which could further adversely affect our business, financial condition and earnings.

We could recognize losses on investment securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

While we attempt to invest a significant majority of our total assets in loans (our loan-to-asset ratio was 80.7% as of December 31, 2018), we invest a percentage of our total assets (4.0% as of December 31, 2018) in investment securities with the primary objectives of providing a source of liquidity and meeting pledging requirements. As of December 31, 2018, the fair value of our available for sale investment securities portfolio was $36.7 million, which included a net unrealized loss of $1.6 million. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Although we have not recognized other-than-temporary impairment related to our investment portfolio as of December 31, 2018, changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, among other factors, may cause us to recognize losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and related notes to those financial statements. Our critical accounting policies, which are included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our needing to revise or restate prior period financial statements, cause damage to our reputation and the price of our common stock, and adversely affect our business, financial condition and earnings.

We expect that the implementation of a new accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The FASB, has adopted a new accounting standard that will be effective for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which we expect could require us to increase our allowance for loan losses, and will likely greatly increase the data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on our financial condition and results of operations.

We may be subject to environmental liabilities in connection with the real properties we own and the foreclosure on real estate assets securing our loan portfolio.

In the course of our business, we may purchase real estate in connection with our acquisition and expansion efforts, or we may foreclose on and take title to real estate or otherwise be deemed to be in control of property that serves as collateral on loans we make. As a result, we could be subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

The cost of removal or abatement may substantially exceed the value of the affected properties or the loans secured by those properties, we may not have adequate remedies against the prior owners or other responsible parties and we may not be able to resell the affected properties either before or after completion of any such removal or abatement procedures. If material environmental problems are discovered before foreclosure, we generally will not foreclose on the related collateral or will transfer ownership of the loan to a subsidiary. It should be noted, however, that the transfer of the property or loans to a subsidiary may not protect us from environmental liability. Furthermore, despite these actions on our part, the value of the property as collateral will generally be substantially reduced or we may elect not to foreclose on the property and, as a result, we may suffer a loss upon collection of the loan. Any significant environmental liabilities could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Industry

Regulation of the financial services industry is intense, and we may be adversely affected by changes in laws and regulations.

We are subject to extensive government regulation, supervision and examination. Such regulation, supervision and examination govern the activities in which we may engage, and are intended primarily for the protection of the deposit insurance fund and the Bank’s depositors, rather than for shareholders.

In 2010 and 2011, in response to the financial crisis and recession that began in 2008, significant regulatory and legislative changes resulted in broad reform and increased regulation affecting financial institutions. The Dodd-Frank Act has created a significant shift in the way financial institutions operate. The Dodd-Frank Act also created the CFPB, to implement consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as that which occurred in 2008 and 2009. The Dodd-Frank Act has had and may continue to have a material impact on our operations, particularly through increased regulatory burden and compliance costs. On May 24, 2018, the EGRRCPA, became law. Among other things, the EGRRCPA changes certain of the regulatory requirements of the Dodd-Frank Act and includes provisions intended to relieve the regulatory burden on community banks. We cannot currently predict the impact of this legislation on us. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or the value of collateral for loans. Future legislative changes could also require changes to business practices and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

Federal regulatory agencies have the ability to take strong supervisory actions against financial institutions that have experienced increased loan production and losses and other underwriting weaknesses or have compliance weaknesses. These actions include entering into formal or informal written agreements and cease and desist orders that place certain limitations on their operations. If we were to become subject to a regulatory action, such action could negatively impact our ability to execute our business plan, and result in operational restrictions, as well as our ability to grow, pay dividends, repurchase stock or engage in mergers and acquisitions. See “Item 1:  Business—Supervision and Regulation—Bank Regulation and Supervision—Capital Adequacy” for a discussion of regulatory capital requirements.

Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations could adversely affect us.

As part of the bank regulatory process, the Federal Reserve and the Washington DFI periodically conduct comprehensive examinations of our business, including compliance with laws and regulations. If, as a result of an examination, either of these banking agencies were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of any of our operations had become unsatisfactory, or that our Company, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. The Federal Reserve may enjoin “unsafe or unsound” practices or violations of law, require affirmative actions to correct any conditions resulting from any violation or practice, issue an administrative order that can be judicially enforced, direct an increase in our capital levels, restrict our growth, assess civil monetary penalties against us, the Bank or their respective officers or directors, and remove officers and directors. The FDIC also has authority to review our financial condition, and, if the FDIC were to conclude that the Bank or its directors were engaged in unsafe or unsound practices, that the Bank was in an unsafe or unsound condition to continue operations, or the Bank or the directors violated applicable law, the FDIC could move to terminate the Bank’s deposit insurance. If we become subject to such regulatory actions, our business, financial condition, earnings and reputation could be adversely affected.

Many of our new activities and expansion plans require regulatory approvals, and failure to obtain these approvals may restrict our growth.

We intend to complement and expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses, and expansion of the Bank’s banking location network, or de novo branching. Generally, we must receive federal and state regulatory approval before we can acquire a depository institution or related business insured by the FDIC or before we open a de novo branch. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects, and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the CRA) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all.

Financial institutions, such as the Bank, face a risk of noncompliance with and enforcement action under the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, established by the U.S. Department of the Treasury, or the Treasury Department, to administer the Bank Secrecy Act, has authority to impose significant civil money penalties for violations of these requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and the Internal Revenue Service. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the Treasury Department’s Office of Foreign Assets Control.

In order to comply with regulations, guidelines and examination procedures in this area, we have dedicated significant resources to our anti-money laundering program. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the inability to obtain regulatory approvals to proceed with certain aspects of our business plans, including acquisitions and de novo branching.

We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA requires the Federal Reserve to assess the Bank’s performance in meeting the credit needs of the communities it serves, including low- and moderate-income neighborhoods, and if the Federal Reserve determines that the Bank needs to improve its performance or is in substantial non-compliance with CRA requirements, various adverse regulatory consequences may ensue. In addition, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The ongoing broad rulemaking powers of the CFPB have potential to have a significant impact on the operations of financial institutions offering consumer financial products or services.

A successful regulatory challenge to an institution’s performance under the CRA, fair lending laws or regulations, or consumer lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans, but these laws create the potential for liability with respect to our lending activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

The expanding body of federal, state and local regulations and/or the licensing of loan servicing, collections or other aspects of our business and our sales of loans to third parties may increase the cost of compliance and the risks of noncompliance and subject us to litigation.

We service most of our own loans, and loan servicing is subject to extensive regulation by federal, state and local governmental authorities, as well as various laws and judicial and administrative decisions imposing requirements and restrictions on those activities. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities, including delaying or temporarily preventing foreclosures or forcing the modification of certain mortgages. If regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements, which may further adversely affect us. In addition, were we to be subject to regulatory investigation or regulatory action regarding our loan modification and foreclosure practices, our business, financial condition and earnings could be adversely affected.

Our failure to comply with applicable laws and regulations could possibly lead to: civil and criminal liability; loss of licensure; damage to our reputation in the industry; fines and penalties and litigation, including class action lawsuits; and administrative enforcement actions. Any of these outcomes could materially and adversely affect us.

The Federal Reserve may require us to commit capital resources to support the Bank.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under the “source of strength” doctrine that was codified by the Dodd-Frank Act, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank at times when the bank holding company may not otherwise be inclined to do so and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Under the prompt corrective action regime, if the Bank were to become undercapitalized, we would be required to guarantee the Bank’s plan to restore its capital subject to certain limits. See “Item 1: Business—Supervision and Regulation—Bank Regulation and Supervision—Prompt Corrective Action.” Accordingly, we could be required to provide financial assistance to the Bank if it experiences financial distress.

A capital injection may be required at a time when our resources are limited, and we may be required to borrow the funds or raise capital to make the required capital injection. Any loan by a bank holding company to its subsidiary bank is subordinate in right of payment to deposits and certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of any note obligations. Thus, any borrowing by a bank holding company for the purpose of making a capital injection to a subsidiary bank often becomes more difficult and expensive relative to other corporate borrowings.

We could be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Any such losses could adversely affect our business, financial condition and earnings.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located at 5415 Evergreen Way, Everett, WA 98203. In addition to our corporate headquarters, which includes our Evergreen branch, we operated 13 other branch offices as of December 31, 2018. We own our corporate headquarters and three of our other branch offices and lease the remainder of our branch offices. The leases, excluding renewal periods, on our branch offices expire in 2021 through 2029. We believe that these facilities and additional or alternative space available to us are adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

From time to time we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, no par value per share, is traded on the Nasdaq Global Select Market under the symbol “CCB.” On December 31, 2018, there were 439 holders of record of the Company’s common stock.

Holders of our common stock are only entitled to receive dividends when, as and if declared by our board of directors out of funds legally available for dividends. We have not historically declared or paid dividends on our common stock and we do not intend to declare or pay dividends on our common stock in the near-term. Instead, we anticipate that all of our future earnings will be retained to support our operations and to finance the growth and development of our business. Any future determination to pay dividends will be made by our board of directors and will depend on a number of factors, including:

•	our historic and projected financial condition, liquidity and results of operations;
•	our capital levels and needs;
•	tax considerations;
•	any acquisitions or potential acquisitions that we may pursue;
•	statutory and regulatory prohibitions and other limitations;
•	the terms of any credit agreements or other borrowing arrangements that restrict our ability to pay cash dividends;
•	general economic conditions; and
•	other factors that our board of directors may deem relevant.

We are not obligated to pay dividends on our common stock and are subject to certain restrictions on paying dividends on our common stock.

As a Washington corporation, we are subject to certain restrictions on distributions to shareholders under the Washington Business Corporation Act. Generally, a Washington corporation is prohibited from making a distribution to shareholders if, after giving effect to the distribution, the corporation would not be able to pay its liabilities as they become due in the usual course of business or the corporation’s total assets would be less than the sum of its total liabilities plus, unless its articles of incorporation provide otherwise, the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. In addition, if required payments on our outstanding junior subordinated debentures are not made or suspended, we may be prohibited from paying dividends on our common stock. We are also subject to certain restrictions on our right to pay dividends on our capital stock in the event we have failed to make any required payment of interest or principal under the terms of our subordinated note.

We are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. Because we are a bank holding company and do not engage directly in business activities of a material nature, our ability to pay dividends on our common stock depends, in large part, upon our receipt of dividends from the Bank, which is also subject to numerous limitations on the payment of dividends under federal and state banking laws, regulations and policies. See “Item 1: Business—Supervision and Regulation—Bank Regulation and Supervision—Payment of Dividends.” The present and future dividend policy of the Bank is subject to the discretion of its board of directors. The Bank is not obligated to pay us dividends.

Stock Performance Graph

The following graph provided by SNL Financial compares the cumulative total return of the Company’s common stock with the cumulative total return of the Nasdaq Composite Index and the SNL Bank Index.  The graph assumes $100 was invested on July 18, 2018, the first day of trading of the Company’s common stock.  Cumulative total return assumes reinvestment of all dividends.  The performance graph is being furnished solely to accompany this report pursuant to Item 201(e) of Regulation S-K, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

		Period Ending
Index	07/18/18	07/31/18	08/31/18	09/30/18	10/31/18	11/30/18	12/31/18
Coastal Financial Corporation	100.00	99.02	98.90	103.66	99.57	97.26	92.87
NASDAQ Composite Index	100.00	97.69	103.41	102.68	93.27	93.73	84.92
SNL Bank Index	100.00	100.99	102.19	97.71	92.58	95.13	81.52

Purchases of Equity Securities

The Company did not purchase any shares of its common stock during the year ended December 31, 2018.

Item 6.Selected Financial Data

The following table sets forth selected historical consolidated financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. The selected balance sheet data as of December 31, 2018 and

2017, and the selected statement of income data for the years ended December 31, 2018 and 2017, have been derived from our audited consolidated financial statements included elsewhere in this report. The selected balance sheet data as of December 31, 2016, 2015 and 2014 and the selected statement of income data for the years ended December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements that are not included in this report. Our historical results are not necessarily indicative of any future performance. The information presented in the following table has been adjusted to give effect to a one-for-five reverse stock split of our common shares completed effective May 4, 2018. The effect of the reverse stock split on outstanding shares and per share figures has been retroactively applied to all periods presented.

The selected historical consolidated financial data presented below contains financial measures that are not presented in accordance with accounting principles generally accepted in the United States and have not been audited. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

	As of or for the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$38,743	$32,113	$28,460	$24,829	$22,451
Total interest expense	3,926	2,875	2,523	2,501	2,032
Provision for loan losses	1,826	870	1,919	941	1,690
Net interest income after provision for loan losses	32,991	28,368	24,018	21,387	18,729
Total noninterest income	5,467	4,154	4,977	3,506	3,574
Total noninterest expense	26,216	22,433	21,538	20,406	18,829
Provision for income taxes	2,541	4,653	2,454	1,483	1,127
Net income	9,701	5,436	5,003	3,004	2,347
Adjusted net income (1)	9,701	6,731	5,003	3,004	2,347

Balance Sheet Data:
Cash and due from banks	125,782	89,751	86,975	84,674	80,167
Investment securities	37,922	38,336	34,994	16,150	13,757
Loans	767,899	656,788	596,128	499,186	431,119
Allowance for loan losses	9,407	8,017	7,544	5,989	5,557
Total assets	952,110	805,753	740,611	622,678	546,475
Interest-bearing deposits	510,089	460,937	424,707	370,028	333,230
Noninterest-bearing deposits	293,525	242,358	223,955	173,554	138,931
Total deposits	803,614	703,295	648,662	543,582	472,161
Total borrowings	33,546	33,529	28,513	20,376	19,374
Total shareholders’ equity	109,156	65,711	59,897	55,753	52,521
Share and Per Share Data: (2)
Earnings per share—basic	0.93	0.59	0.54	0.33	0.30
Earnings per share—diluted	0.91	0.59	0.54	0.33	0.30
Adjusted earnings per share—diluted (3)	0.91	0.73	0.54	0.33	0.30
Dividends per share	—	—	—	—	—
Book value per share (4)	9.18	7.11	6.48	6.04	5.70
Tangible book value per share (5)	9.18	7.11	6.48	6.04	5.70
Weighted average common shares outstanding–basic	10,440,740	9,232,398	9,226,204	9,218,418	7,859,830
Weighted average common shares outstanding–diluted	10,608,764	9,237,629	9,227,216	9,220,836	7,859,830
Shares outstanding at end of period	11,893,203	9,248,901	9,238,788	9,232,538	9,213,204

Performance Ratios:
Return on average assets	1.14%	0.73%	0.76%	0.52%	0.49%
Pre-tax, pre-provision ROAA (6)	1.66%	1.46%	1.43%	0.93%	1.08%
Adjusted return on average assets (7)	1.14%	0.90%	0.76%	0.52%	0.49%
Return on average shareholders’ equity	11.40%	8.27%	8.56%	5.52%	5.33%
Adjusted return on average shareholders’ equity (8)	11.40%	10.24%	8.56%	5.52%	5.33%
Yield on earnings assets	4.72%	4.48%	4.53%	4.51%	4.93%
Yield on loans	5.18%	4.98%	5.16%	5.34%	5.60%
Cost of funds	0.52%	0.42%	0.42%	0.48%	0.47%
Cost of deposits	0.42%	0.32%	0.36%	0.46%	0.44%
Cost of interest bearing deposits	0.66%	0.50%	0.55%	0.67%	0.63%
Net interest margin	4.24%	4.08%	4.13%	4.06%	4.49%
Noninterest expense to average assets	3.09%	3.00%	3.28%	3.51%	3.92%
Efficiency ratio (9)	65.08%	67.18%	69.67%	78.99%	78.48%
Loans to deposits	95.56%	93.40%	91.90%	91.80%	91.30%

Credit Quality Ratios:
Nonperforming assets to total assets	0.19%	0.26%	1.11%	1.52%	1.90%
Nonperforming assets to total loans and OREO	0.24%	0.32%	1.38%	1.89%	2.39%

Nonperforming loans to total loans	0.24%	0.32%	0.27%	0.54%	0.35%
Allowance for loan losses to nonperforming loans	515.17%	378.16%	468.28%	221.32%	365.35%
Allowance for loan losses to total loans	1.23%	1.22%	1.27%	1.20%	1.29%
Net charge-offs to average loans	0.06%	0.06%	0.07%	0.11%	0.10%

Capital Ratios :
Total shareholders’ equity to total assets	11.46%	8.16%	8.09%	8.95%	9.61%
Tangible equity to tangible assets (10)	11.46%	8.16%	8.09%	8.95%	9.61%
Common equity tier 1 capital ratio (11)	12.84%	11.67%	11.60%	11.14%	N/A
Tier 1 leverage ratio (11)	11.35%	9.94%	10.11%	9.58%	10.10%
Tier 1 risk-based capital ratio (11)	12.84%	11.67%	11.60%	11.14%	12.46%
Total risk-based capital ratio (11)	14.05%	12.90%	12.85%	12.31%	13.71%

(1)  Adjusted net income is a non-GAAP financial measure that excludes the impact of the revaluation of our deferred tax assets as a result of the reduction in the corporate income tax rate under the Tax Cuts and Jobs Act in fiscal year 2017. The most directly comparable GAAP measure is net income. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

(2) Share and per share amounts are based on total common shares outstanding, which includes common stock and nonvoting common stock. There was no nonvoting common stock at December 31, 2018.

(3)  Adjusted earnings per share is a non-GAAP financial measure that excludes the impact of the revaluation of our deferred tax assets as a result of the reduction in the corporate income tax rate under the Tax Cuts and Jobs Act in fiscal year 2017. The most directly comparable GAAP measure is earnings per share. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

(4)  We calculate book value per share as total shareholders’ equity at the end of the relevant period divided by the outstanding number of our common shares, which includes common stock and any nonvoting common stock, at the end of each period.

(5)  Tangible book value per share is a non-GAAP financial measure. We calculate tangible book value per share as total shareholders’ equity at the end of the relevant period, less goodwill and other intangible assets, divided by the outstanding number of our common shares, which includes common stock and any nonvoting common stock, at the end of each period. The most directly comparable GAAP financial measure is book value per share. We had no goodwill or other intangible assets as of any of the dates indicated. As a result, tangible book value per share is the same as book value per share as of each of the dates indicated.

(6) Pre-tax, pre-provision ROA is a non-GAAP measure defined as net income increased by provision for income tax and provision for loan losses divided by average assets.  The most directly comparable GAAP measure is return on average assets.

(7)  Adjusted return on average assets is a non-GAAP financial measure that excludes the impact of the revaluation of our deferred tax assets as a result of the reduction in the corporate income tax rate under the Tax Cuts and Jobs Act in fiscal year 2017. The most directly comparable GAAP measure is return on average assets. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

(8)  Adjusted return on average shareholder’s equity is a non-GAAP financial measure that excludes the impact of the revaluation of our deferred tax assets as a result of the reduction in the corporate income tax rate under the Tax Cuts and Jobs Act in fiscal year 2017. The most directly comparable GAAP measure is return on average shareholders’ equity. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

(9) Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

(10)   Tangible equity to tangible assets is a non-GAAP financial measure. We calculate tangible equity to tangible assets as total shareholders’ equity at the end of the relevant period, less goodwill and other intangible assets. The most directly comparable GAAP financial measures is total shareholders’ equity to total assets. We had no goodwill or other intangible assets as of the dates indicated. As a result, tangible equity to tangible assets is the same as total shareholders’ equity to total assets as of each of the dates indicated.

(11) Capital ratios are for the Bank.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial measures included in this report are not measures of financial performance recognized by GAAP. Our management uses the non-GAAP financial measures set forth below in its analysis of our performance.

•

“Adjusted net income” is a non-GAAP measure defined as net income increased by the additional income tax expense that resulted from the revaluation of deferred tax assets as a result of the reduction in the corporate income tax rate under the recently enacted Tax Cuts and Jobs Act. The most directly comparable GAAP measure is net income.

•

“Adjusted earnings per share” is a non-GAAP measure defined as net income, plus additional income tax expense, divided by weighted average outstanding shares (diluted). The most directly comparable GAAP measure is earnings per share.

•

“Pre-tax, pre-provision ROAA” is a non-GAAP measure defined as net income increased by provision for income tax and provision for loan losses, divided by average assets.  The most directly comparable GAAP measure is return on average assets.

•	“Adjusted effective tax rate” is a non-GAAP measure defined as provision for income taxes, less additional income tax expense, divided income before provision for income taxes.
•

“Adjusted return on average assets” is a non-GAAP measure defined as net income, plus additional income tax expense, divided by average assets. The most directly comparable GAAP measure is return on average assets.

•

“Adjusted return on average shareholders’ equity” is a non-GAAP measure defined as net income, plus additional income tax expense, divided by average shareholders’ equity. The most directly comparable GAAP measure is return on average shareholders’ equity.

We believe that these non-GAAP financial measures provide information that is important to investors and that is useful in understanding our results of operations. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. As other companies may use different calculations for these measures, this presentation may not be comparable to other similarly titled measures by other companies.

(Dollars in thousands, except share and per share data)	As of and for the Year Ended December 31, 2017
Adjusted net income:
Net income	$5,436
Plus: additional income tax expense	1,295
Adjusted net income	$6,731
Adjusted earnings per share—diluted
Net income	$5,436
Plus: additional income tax expense	1,295
Adjusted net income	$6,731
Weighted average common shares outstanding—diluted (1)	9,237,629
Adjusted earnings per share—diluted (1)	$0.73
Adjusted effective tax rate
Income before provision for income taxes	$10,089
Provision for income taxes	$4,653
Less: additional income tax expense	1,295
Adjusted provision for income taxes	$3,358
Adjusted effective tax rate	33.3%
Adjusted return on average assets
Net income	$5,436
Plus: additional income tax expense	1,295
Adjusted net income	$6,731
Average assets	$748,940
Adjusted return on average assets	0.90%
Adjusted return on average shareholders’ equity
Net income	$5,436
Plus: additional income tax expense	1,295
Adjusted net income	$6,731
Average shareholders’ equity	$65,720
Adjusted return on average shareholders’ equity	10.24%

(1)	Share and per share information has been adjusted to give effect to a one-for-five reverse stock split of our common shares completed effective May 4, 2018.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a bank holding company that operates through our wholly owned subsidiary, Coastal Community Bank. We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. We focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington. We currently operate 14 full-service banking locations, 11 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and three of which are located in neighboring counties (one in King County and two in Island County). As of December 31, 2018, we had total assets of $952.1 million, total gross loans of $767.9 million, total deposits of $803.6 million and total shareholders’ equity of $109.2 million.

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through Coastal Community Bank, the discussion and analysis relate to activities primarily conducted by the Bank.

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

Key Factors Affecting our Business

Average Balances and Interest Rates

Our operating results depend primarily on our net interest income, which is the largest contributor to our net income and is the difference between the interest and fees earned on interest-earning assets (such as loans and securities) and the interest expense incurred in connection with interest-bearing liabilities (such as deposits and borrowings). Net interest income is primarily a function of the average balances of interest-earning assets and interest-bearing liabilities and the yields and costs with respect to these assets and liabilities. Average balances are influenced by internal considerations such as the types of products we offer and the amount of risk that we are willing to assume as well as external influences such as economic conditions, competition for loans and deposits, and interest rates. The yields generated by our loans and securities are typically affected by short-term and long-term interest rates and, in the case of loans, competition for similar products in our market area. Interest rates are often impacted by the actions of the Federal Reserve. The cost of our deposits and short-term borrowings is primarily based on short-term interest rates, which are largely driven by competition and by the actions of the Federal Reserve. The level of net interest income is influenced by movements in interest rates and the pace at which such movements occur, as well as the relationship between short- and long-term interest rates.

Credit Quality

We have well established loan policies and underwriting practices that have resulted in low levels of charge-offs and nonperforming assets. Through our thorough underwriting process, we strive to originate quality loans that will maintain and enhance the overall credit quality of our loan portfolio, and through our careful monitoring of our loan portfolio and prompt attention to delinquencies, we seek to minimize the impact of problem loans. However, credit trends in the markets in which we operate are largely impacted by economic conditions beyond our control and can adversely impact our financial condition.

Operating Efficiency

Our largest noninterest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits. Other significant operating expenses include occupancy expense, data processing expense, director and staff expense, marketing expense, and legal and professional fees. Our operating efficiency, as measured by our efficiency ratio, has gradually improved primarily because the growth of our deposits and loans has enabled our net interest income and noninterest income to outpace our expenses. When we open new branches or make substantial investments to increase our operating capacity, our operating efficiency decreases until we generate enough growth to offset the increased costs however, prior to making such investments, we focus on how best and most expediently we can achieve the growth necessary to offset the costs of these investments or new branches.

Economic Conditions

Our business and financial performance are affected by economic conditions generally in the United States and more directly in the markets in the Puget Sound region where we operate. The significant economic factors that are most relevant to our business and our financial performance include, but are not limited to, real estate values, interest rates and unemployment rates. In recent years, the Puget Sound region has experienced significant population gain, fueled in large part by the region’s technology industry, low unemployment and rising real estate values, all of which positively impacted our business.

Results of Operations

Net Income

Year Ended December 31, 2018, Compared to Year Ended December 31, 2017. Net income for the year ended December 31, 2018, was $9.7 million, or $0.91 per diluted share, compared to $5.4 million, or $0.59 per diluted share, for the year ended December 31, 2017. The increase in net income over the prior year was attributable to a $5.6 million increase in net interest income, $1.3 million increase in noninterest income, and $2.2 million decrease in the provision for income taxes, as a result of the reduction in the corporate income tax rate under the Tax Cuts and Jobs Act, which decreased tax expense in 2018, and as a result of the revaluation of deferred tax assets under the Tax Cuts and Jobs Act, increased tax expense in 2017.  See “Item 6—Selected Financial Data—GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.” These increases in net income were partially offset by $1.0 million increase in interest expense, $956,000 increase in the provision for loan losses, and $3.8 million increase in noninterest expense.

Year Ended December 31, 2017, Compared to Year Ended December 31, 2016. Net income for the year ended December 31, 2017, was $5.4 million, or $0.59 per diluted share, compared to $5.0 million, or $0.54 per diluted share, for the year ended December 31, 2016. Net income for 2017 included the impact of $1.3 million in additional income tax expense that resulted from the revaluation of deferred tax assets as a result of the reduction in the corporate income tax rate under the Tax Cuts and Jobs Act. Adjusted net income, which excludes the effect of the additional income tax expense, for the year ended December 31, 2017, was $6.7 million, or $0.73 per diluted share. See “Item 6—Selected Financial Data—GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.” The increase in net income over the prior year was attributable to a $3.3 million increase in net interest income and a $1.0 million decrease in the provision for loan losses, which were partially offset by an $823,000 decrease in noninterest income and an $895,000 increase in noninterest expense.

Net Interest Income

Year Ended December 31, 2018, Compared to Year Ended December 31, 2017. Net interest income for the year ended December 31, 2018, was $34.8 million compared to $29.2 million for the year ended December 31, 2017, an increase of $5.6 million, or 19.2%. The increase in net interest income consisted of a $6.6 million, or 20.6%, increase in interest income offset by a $1.0 million, or 36.6%, increase in interest expense.

The growth in interest income was primarily attributable to a $86.8 million, or 14.0%, increase in average loans outstanding for the year ended December 31, 2018, compared to the prior year, combined with a 20 basis point increase in the yield on total loans. The increase in average loans outstanding was largely due to organic growth with a continued focus on actively calling on new customers and deepening relationships with existing borrowers.  Also contributing to the increase in 2018 was $46.7 million in purchased loans during 2018, which included $14.1 million in purchased pools and $32.7 million in purchased participations.  The hiring of additional lending teams and lenders also contributed to loan growth, as new lenders were able to transition many of their existing customers and pending transactions to the Bank. The increase in the yield on loans was largely due to higher prepayment penalties and deferred fees recognized on loans paid off. Additionally, the composition of the loan portfolio changed slightly to loans that earn higher rates and higher fees at a quicker rate, and there were increases in average loan yields overall.

The increase in interest expense for the year ended December 31, 2018, was primarily related to a $46.6 million, or 10.8%, increase in average interest-bearing deposits over the prior year. The majority of this increase is attributable to growth in core deposit accounts, which we define as deposits excluding all brokered and time deposits. Noninterest bearing deposits (such as demand or checking accounts) grew $51.2 million or 21.1%, in 2018. Savings, interest bearing checking, and money market accounts grew $42.8 million, or 11.5%, in 2018, while customer time deposits grew $6.4 million, or 7.1%. We do not regularly advertise time deposit rates or money market rates, although we occasionally advertise promotional rates in targeted portions of our market area. Our branch managers, business development officers, and lenders collaborate to provide consistent and coordinated customer service and to seek deposits from new and existing customers.

For the year ended December 31, 2018, net interest margin and net interest spread were 4.24% and 3.92%, respectively, compared to 4.08% and 3.83% for the year ended December 31, 2017.

Year Ended December 31, 2017, Compared to Year Ended December 31, 2016. Net interest income for the year ended December 31, 2017, was $29.2 million compared to $26.0 million for the year ended December 31, 2016, an increase of $3.2 million, or 12.3%. The increase in net interest income consisted of a $3.7 million, or 12.8%, increase in interest income offset by a $352,000, or 14.0%, increase in interest expense.

The growth in interest income was primarily attributable to a $84.3 million, or 15.8%, increase in average loans outstanding for the year ended December 31, 2017, compared to the prior year, partially offset by an 18 basis point decrease in the yield on total loans. The increase in average loans outstanding was primarily due to our dual strategies of focusing on deepening relationships with existing borrowers and actively calling on new customers. The hiring of additional lenders also contributed to loan growth, as new lenders were able to transition many of their existing customers and pending transactions to the Bank. The decline in the yield on total loans reflects the competitive nature of the markets in which we operate, as well as the decline in interest income on our construction, land, and land development loans, which is one of our highest yielding loan categories. In 2017, the robust real estate market in the Puget Sound region resulted in newly constructed homes selling quickly, enabling builders to repay their loans more quickly and resulting in our maintaining a lower balance of construction and development loans.

The increase in interest expense for the year ended December 31, 2017, was primarily related to a $47.1 million, or 12.2%, increase in average interest-bearing deposits over the prior year. The majority of this increase is attributable to growth in core deposit accounts, which we define as deposits excluding all time deposits. Noninterest bearing deposits (such as demand or checking accounts) grew $18.4 million, or 8.2%, in 2017. Savings, interest bearing checking, and money market accounts grew $22.7 million, or 6.5%, in 2017, while customer time deposits grew $13.5 million, or 17.5%. We do not regularly advertise time deposit rates or money market rates, although we occasionally advertise promotional rates in targeted portions of our market area. Our branch managers, business development officers, and lenders collaborate to provide consistent and coordinated customer service and to seek deposits from new and existing customers.

For the year ended December 31, 2017, net interest margin and net interest spread were 4.08% and 3.83%, respectively, compared to 4.13% and 3.90% for the year ended December 31, 2016.

The following table presents an analysis of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $1,288,000 and $542,000 for the years ended December 31, 2018 and 2017, respectively. For the years ended December 31, 2018 and 2017, the amount of interest income not recognized on nonaccrual loans was not material.

	Average balance sheets For the Year ended December 31,
	2018			2017			2016
	Average	Interest &	Yield /	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets
Interest earning assets:
Interest earning deposits	$73,330	$1,432	1.95%	$58,418	$666	1.14%	$57,810	$402	0.70%
Investment securities, available for sale (1)	38,322	586	1.53	35,808	512	1.43	30,908	324	1.05
Investment securities, held to maturity (1)	1,318	32	2.43	1,640	22	1.34	2,023	40	1.98
Other investments	3,022	156	5.16	2,886	138	4.78	2,697	124	4.60
Loans receivable (2)	705,292	36,537	5.18	618,452	30,775	4.98	534,186	27,570	5.16
Total interest earning assets	821,284	38,743	4.72%	717,204	32,113	4.48%	627,624	28,460	4.53%
Noninterest earning assets:
Allowance for loan losses	(8,657)			(7,849)			(6,739)
Other noninterest earning assets	36,631			39,585			36,512
Total assets	$849,258			$748,940			$657,397

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$478,231	$3,141	0.66%	$431,628	$2,139	0.50%	$384,566	$2,118	0.55%
FHLB advances and other borrowings	2,010	41	2.04	1,911	27	1.41	5,814	51	0.88
Subordinated debt	9,957	587	5.90	9,943	587	5.90	4,244	252	5.94
Junior subordinated debentures	3,580	157	4.39	3,578	122	3.41	3,569	102	2.86
Total interest bearing liabilities	493,778	3,926	0.80%	447,060	2,875	0.64%	398,193	2,523	0.63%
Noninterest bearing deposits	267,227			233,054			197,779
Other liabilities	3,154			3,106			2,989
Total shareholders' equity	85,099			65,720			58,436
Total liabilities and shareholders' equity	$849,258			$748,940			$657,397
Net interest income		$34,817			$29,238			$25,937
Interest rate spread			3.92%			3.83%			3.90%
Net interest margin (3)			4.24%			4.08%			4.13%

(1) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(2) Includes nonaccrual loans
(3) Net interest margin represents net interest income divided by the average total interest earning assets

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest-earning assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Year Ended December 31, 2018 Compared to			Year Ended December 31, 2017 Compared to
	Year Ended December 31, 2017			Year Ended December 31, 2016
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income:
Interest earning deposits	$291	$475	$766	$7	$257	$264
Investment securities, available for sale	38	36	74	58	130	188
Investment securities, held to maturity	(8)	18	10	(5)	(13)	(18)
Other investments	7	11	18	9	5	14
Loans receivable	4,499	1,263	5,762	4,193	(988)	3,205
Total increase in interest income	4,827	1,803	6,630	4,262	(609)	3,653

Interest expense:
Interest bearing deposits	306	696	1,002	233	(212)	21
FHLB advances	2	12	14	(62)	38	(24)
Subordinated debt	1	(1)	—	336	(1)	335
Junior subordinated debentures	—	35	35	—	20	20
Total increase in interest expense	309	742	1,051	507	(155)	352
Increase in net interest income	$4,518	$1,061	$5,579	$3,755	$(454)	$3,301

Provision for Loan Losses

The provision for loan losses is an expense we incur to maintain an allowance for loan losses at a level that is deemed appropriate by management to absorb inherent losses on existing loans. For a description of the factors taken into account by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.”

Year Ended December 31, 2018, Compared to Year Ended December 31, 2017. The provision for loan losses for the year ended December 31, 2018, was $1.8 million, compared to $870,000 for the year ended December 31, 2017. The increase of $956,000 was primarily due to loan growth totaling $111.1 million in 2018 compared to $60.7 million in 2017. The allowance for loan losses as a percentage of loans was 1.23% at December 31, 2018, compared to 1.22% at December 31, 2017.

Net charge-offs for the year ended December 31, 2018, totaled $436,000, or 0.06% of total average loans, as compared to net charge-offs of $397,000, or 0.06% of total average loans, for the year ended December 31, 2017. Net charge-offs for both years were consistent on a percentage basis and with 2018 seeing a slight increase in dollars due to higher balance loans.

Year Ended December 31, 2017, Compared to Year Ended December 31, 2016. The provision for loan losses for the year ended December 31, 2017, was $870,000, compared to $1.9 million for the year ended December 31, 2016. The decrease of $1.0 million was primarily due to loan growth totaling $60.7 million in 2017 compared to $96.9 million in 2016, as well as improved credit quality. The allowance for loan losses as a percentage of loans was 1.22% at December 31, 2017, compared to 1.27% at December 31, 2016. The lower allowance that resulted from stronger credit quality reduced the amount of provision needed for 2017.

Net charge-offs for the year ended December 31, 2017, totaled $397,000, or 0.06% of total average loans, as compared to net charge-offs of $364,000, or 0.07% of total average loans, for the year ended December 31, 2016. Net charge-offs for both years were consistent on a percentage basis and were only slightly higher in 2017 as a result of higher loan balances.

Noninterest Income

Our primary sources of recurring noninterest income are deposit account service charges and fees, wholesale banking service fees, loan referral fees, mortgage broker fees, and sublease and lease income. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Year Ended				Year Ended
	December 31,		Increase	Percent	December 31,		Increase	Percent
(Dollars in thousands)	2018	2017	(Decrease)	Change	2017	2016	(Decrease)	Change
Deposit service charges and fees	$3,061	$2,617	$444	17.0%	$2,617	$2,123	$494	23.3%
Wholesale banking service fees	709	—	709	NA	—	—	—	NA
Loan referral fees	618	439	179	40.8	439	423	16	3.8
Gain on sale of loans, net	264	102	162	158.8	102	790	(688)	-87.1
Mortgage broker fees	215	255	(40)	(15.7)	255	346	(91)	(26.3)
Sublease and lease income	81	222	(141)	(63.5)	222	234	(12)	(5.1)
Gain on sale of securities, net	—	—	—	NA	—	160	(160)	(100.0)
Other	519	519	—	(0.0)	519	901	(382)	(42.4)
Total noninterest income	$5,467	$4,154	$1,313	31.6%	$4,154	$4,977	$(823)	-16.5%

Deposit Service Charges and Fees. Deposit service charges and fees include service charges on accounts, point-of-sale fees, merchant services fees and overdraft fees.  Together they constitute the largest component of our noninterest income. Deposit service charges and fees were $3.1 million for the year ended December 31, 2018, an increase of $444,000, or 17.0%, over the prior year. Service charges and fees on deposit accounts were $2.6 million for the year ended December 31, 2017, an increase of $494,000, or 23.3%, over the prior year. The increases in deposit account service charges in these periods were primarily the result of a fee income initiative to adjust the pricing of fees, types of fees, and features of our deposit accounts, as well as growth in deposit balances and accounts which also lead to more transactional fees. We were able to increase these fees without losing customers.

Wholesale Banking Service Fees.  We provide wholesale banking services to a customer that provides financial services to its customers.  In exchange for providing these services, we earn fixed fees and reimbursement of costs incurred for providing these services.  In 2018 we earned $709,000 in wholesale banking service fees.  This was a new service for us in 2018, therefore no income is reported for 2017 or 2016.

Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize the loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without the assuming the interest rate risk. Loan referral fees were $618,000 for the year ended December 31, 2018, compared to $439,000 in the prior year, an increase of $179,000 or 40.8%. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. The recognition of loan referral fees fluctuate in response to these market conditions and as a result we may not recognize any loan referral fees in some periods. Loan referral fees were $439,000 for the year ended December 31, 2017, an increase of $16,000, or 3.8%, over the year ended December 31, 2016.

Mortgage Broker Fees. We earn mortgage broker fees for residential mortgage loans that we broker through mortgage lenders. Mortgage broker fees decreased $40,000 in the year ended December 31, 2018, compared to 2017 as a result of an increase in mortgage rates that resulted in less purchasing and refinancing volume. Mortgage broker fees declined $91,000 in 2017 compared to 2016 as a result of lower volume.

Gain on Sale of Loans. We typically sell in the secondary market the guaranteed portion (generally 75% of the principal balance) of the SBA and United States Department of Agriculture, or USDA, loans that we originate. Gain on sale of loans increased $162,000 to $264,000 in the year ended December 31, 2018, compared to 2017 as a result of increased focus on production after restructuring our SBA loan program in 2018. Gain on sale of loans declined to $102,000 in 2017 from $790,000 in 2016 as we reduced staff and restructured our underwriting and administration of this program, while reducing our focus on originating loans for sale. In 2018, we originated $7.8 million of SBA loans compared to $4.8 million in 2017 and $7.4 million in 2016. In 2018 we originated $814,000 in USDA loans compared to zero in 2017 and 2016.

Other. This category includes a variety of other income-producing activities, annuity broker fees, and SBA and USDA servicing fees. Other noninterest income was $519,000 in the year ended December 31, 2018, and 2017. Other noninterest income decreased $382,000, or 42.4%, in 2017 compared to 2016 due primarily to a one-time $325,000 break-up settlement fee that was recognized in 2016 in connection with an acquisition transaction that was terminated in 2015.

Noninterest Expense

Generally, noninterest expense includes of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing bank services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expense, data processing expense, director and staff expense, marketing expense, and legal and professional fees.

For the year ended December 31, 2018, noninterest expense totaled $26.2 million, an increase of $3.8 million, or 16.9%, compared to $22.4 million for the year ended December 31, 2017. For the year ended December 31, 2017, noninterest expense totaled $22.4 million, an increase of $895,000, or 4.2%, compared to $21.5 million for the year ended December 31, 2016.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Year Ended				Year Ended
	December 31,		Increase	Percent	December 31,		Increase	Percent
(Dollars in thousands)	2018	2017	(Decrease)	Change	2017	2016	(Decrease)	Change
Salaries and employee benefits	$16,026	$13,383	$2,643	19.7%	$13,383	$11,988	$1,395	11.6%
Occupancy	3,314	3,037	277	9.1	3,037	2,694	343	12.7
Data processing	1,971	1,777	194	10.9	1,777	1,995	(218)	-10.9
Director and staff expenses	701	561	140	25.0	561	543	18	3.3
Legal and professional fees	677	355	322	90.7	355	380	(25)	-6.6
Excise taxes	559	459	100	21.8	459	357	102	28.6
Marketing and promotion	391	455	(64)	(14.1)	455	437	18	-(4.1)
Business development	326	294	32	10.9	294	294	—	0.0
FDIC assessments	295	331	(36)	(10.9)	331	367	(36)	(9.8)
OREO and repossessed assets operations, net	(2)	(23)	21	(91.3)	(23)	342	(365)	(106.7)
Other	1,958	1,804	154	8.5	1,804	2,141	(337)	-15.7
Total noninterest expense	$26,216	$22,433	$3,783	16.9%	$22,433	$21,538	$895	4.2%

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, incentive compensation costs, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $16.0 million for the year ended December 31, 2018, an increase of $2.6 million, or 19.7%, compared to $13.4 million for 2017. The increase was primarily due to the continued organic growth initiatives, and include increases in sales staff, including hiring new banking teams, adding lenders, staff for the newly opened Edmonds location, and additional back office staffing to support the incremental increases in banking teams, wholesale banking activities and for operation as a public company.  Salaries and employee benefits were $13.4 million for the year ended December 31, 2017, an increase of $1.4 million, or 11.6%, compared to $12.0 million for the year ended December 31, 2016. The increase was primarily due to an increase in staffing to support our growth objectives, including hiring additional staff for our Woodinville branch, and to enhance our compliance infrastructure. As of December 31, 2018, we had 183 full-time equivalent employees, compared to 156 at December 31, 2017, and 148 at December 31, 2016.

Occupancy Expenses. Occupancy expenses were $3.3 million for the year ended December 31, 2018, compared to $3.0 million for 2017. Occupancy expenses were $3.0 million for the year ended December 31, 2017, compared to $2.7 million for the year ended December 31, 2016. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $1.1 million, $993,000 and $895,000 for years ended December 31, 2018, 2017 and 2016, respectively. The increase of $277,000, or 9.1%, in occupancy expenses for the year ended December 31, 2018, compared to the prior year was primarily due to the recent opening of the Edmonds branch combined with a full year of occupancy expenses for the Woodinville location that was opened late in 2017. The increase of $343,000, or 12.7%, in occupancy expenses for 2017 compared to 2016 was primarily due to increased lease costs and higher building maintenance. We opened our 13th branch in Woodinville in the fall of 2017. This new branch increased our lease, depreciation, maintenance, and utility costs for 2017.

Data Processing. Data processing costs were $2.0 million for the year ended December 31, 2018, compared to $1.8 million for the year ended December 31, 2017. Data processing costs were $1.8 million for the year ended December 31, 2017, compared to $2.0 million for the year ended December 31, 2016. Data processing costs include all of our customer processing, computer processing, and network costs. In 2018, we saw increases in our loan and deposit bases as well as new products and branches, all of which impact data processing expense.  In 2016, we upgraded our core processing system and achieved costs savings that enabled us to grow deposits, loans, and customers while decreasing our data processing costs in 2017. We anticipate that our data processing costs will increase proportionately as we grow our customer base and deposits and loans.

Other. This category includes dues and subscriptions, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officers insurance, donations, provision for unfunded commitments, and miscellaneous other expenses.

Other noninterest expense increased to $2.0 million for the year ended December 31, 2018, compared to $1.8 million for the year ended December 31, 2017. The increase was primarily due to increases in office supplies, dues and subscription costs, and telephone expenses, all of which are related to increases in staffing, the addition of new banking teams and the new branch that was added in 2018.   Other noninterest expense decreased to $1.8 million for the year ended December 31, 2017, compared to $2.1 million for the year ended December 31, 2016, a decrease of $328,000, or 15.3%. The decrease was primarily due to decreased loan expenses as we benefitted from stronger credit quality, lower mail service expenses, and lower directors and officers insurance expense.

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

Year Ended December 31, 2018, Compared to Year Ended December 31, 2017. For the year ended December 31, 2018, income tax expense totaled $2.5 million, compared to $4.7 million for the year ended December 31, 2017. In 2018, the Company saw a decrease in federal income tax expense as a result of the reduced tax rate under the Tax Cuts and Jobs Act.  The income tax expense for 2017 included $1.3 million in additional expense that resulted from the revaluation of our deferred tax assets as a result of the reduction in the corporate income tax rate under the Tax Cuts and Jobs Act. Excluding the effect of the charge for revaluation of our deferred tax assets, our effective tax rates for the years ended December 31, 2018 and 2017, were 20.8% and 33.3%, respectively.  See “Item 6—Selected Financial Data—GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”.

Year Ended December 31, 2017, Compared to Year Ended December 31, 2016. For the year ended December 31, 2017, income tax expense totaled $4.7 million, compared to $2.5 million for the year ended December 31, 2016. The income tax expense for 2017 included $1.3 million in additional expense that resulted from the revaluation of our deferred tax assets as a result of the reduction in the corporate income tax rate under the Tax Cuts and Jobs Act. Excluding the effect of the charge for revaluation of our deferred tax assets, our effective tax rates for the years ended December 31, 2017 and 2016, were 33.3% and 32.9%, respectively.   See “Item 6—Selected Financial Data—GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”.

Financial Condition

Our total assets increased $146.3 million, or 18.2%, to $952.1 million as of December 31, 2018, from $805.8 million as of December 31, 2017. Our asset growth in 2018 was primarily due to $111.1 million in loan growth and a $36.0 million increase in cash and cash equivalents, offset by a decrease of $414,000 in investment securities. Our asset growth was primarily funded by $100.3 million in deposit growth during 2018, plus the $33.2 million in equity from the capital raise. Our total assets increased $65.2 million, or 8.8%, to $805.8 million as of December 31, 2017, from $740.6 million as of December 31, 2016. Our asset growth in 2017 was primarily due to $60.7 million in loan growth, which we funded primarily through growth in customer deposits.

Loan Portfolio

Our primary source of income is derived through interest earned on loans. A substantial portion of our loan portfolio consists of commercial and industrial loans and real estate loans secured by commercial real estate properties located in the Puget Sound region. Our loan portfolio represents the highest yielding component of our earning assets.

As of December 31, 2018, loans totaled $767.9 million, an increase of $111.1 million, or 16.9%, compared to December 31, 2017. As of December 31, 2017, loans totaled $656.8 million, an increase of $60.7 million, or 10.2%, compared to $596.1 million as of December 31, 2016. These increases were primarily due to our efforts to increase income by building a diversified loan portfolio while maintaining strong credit quality.

Loans as a percentage of deposits were 95.6% as of December 31, 2018, 93.4% as of December 31, 2017, and 91.9% as of December 31, 2016. We are focused on serving our communities and markets by growing loans and funding those loans with customer deposits.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31, 2018		As of December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial loans	$90,390	11.8%	$88,688	13.5%
Real estate:
Construction, land and land development	64,045	8.3	41,641	6.3
Residential real estate	94,745	12.3	87,031	13.3
Commercial real estate	515,959	67.1	437,717	66.6
Consumer and other loans	3,584	0.5	2,058	0.3
Gross loans receivable	768,723	100.0%	657,135	100.0%
Net deferred origination fees	(824)		(347)
Loans receivable	$767,899		$656,788

	As of December 31,
	2016		2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial loans	$71,397	12.0%	$68,347	13.7%	$51,088	11.8%
Real estate loans:
Construction, land and land development	55,565	9.3	44,522	8.9	37,397	8.7
Residential real estate	77,361	13.0	82,750	16.5	53,925	12.5
Commercial real estate	391,046	65.5	302,747	60.6	286,698	66.4
Consumer and other loans	1,276	0.2	1,229	0.3	2,638	0.6
Gross loans	596,645	100.0%	499,595	100.0%	431,746	100.0%
Net deferred origination fees	(517)	—	(409)	—	(627)	—
Loans	$596,128	—	$499,186	—	$431,119	—

Commercial and Industrial Loans. Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and generally include personal guarantees.

Commercial and industrial loans increased $1.7 million, or 1.9%, to $90.4 million as of December 31, 2018, from $88.7 million as of December 31, 2017. The $1.7 million increase is the result of more than $31.1 million in new loans, net of $29.4 million in principal reductions and payoffs.  Commercial and industrial loans increased $17.3 million, or 24.2%, to $88.7 million as of December 31, 2017, from $71.4 million as of December 31, 2016. The increase was due, in part, to our diversification strategy, which includes sourcing loans from strong markets with good returns and risk characteristics to supplement growth in our existing markets. In 2017, we purchased $9.9 million of high-quality medical equipment loans made to doctors. The loans were individually underwritten to the Bank’s standards before being funded. We may purchase additional loans of various types in the future to support the diversification of our loan portfolio and to invest excess liquidity. We may consider additional purchases of medical equipment loans after we assess the performance of our initial purchase of these loans.

Construction, Land and Land Development Loans. Construction, land and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing these loans are primarily located in the Puget Sound region and are comprised of both residential and commercial properties, including owner occupied properties and investor properties.

Construction, land and land development loans increased $22.4 million, or 53.8%, to $64.0 million as of December 31, 2018, from $41.6 million as of December 31, 2017. The increase was primarily due to favorable economic conditions for building in our market area. Unfunded loan commitments for construction, land and land development loans increased as of December 31, 2018.   We had a number of construction loans that have been approved, primarily for residential projects, where the contractor/developer had not requested the funds, resulting in our unfunded construction and development commitments to grow to $63.4 million at December 31, 2018, from $30.8 million at December 31, 2017. Construction, land and land development loans decreased $14.0 million, or 25.2%, to $41.6 million as of December 31, 2017, from $55.6 million as of December 31, 2016, as the robust real estate market in the Puget Sound region resulted in newly constructed homes selling quickly, enabling builders to repay their loans more quickly. Unfunded loan commitments for construction, land and land development loans increased to $30.8 million at December 31, 2017, from $18.9 million at December 31, 2016. Because of the strong residential real estate market in the Puget Sound region, we expect to see construction and development loans continue to pay off more quickly than we have experienced historically.

Residential Real Estate Loans. We originate one-to-four family adjustable rate mortgage loans for our own loan portfolio and as a mortgage broker for mortgage lenders. Loans that we originate as a broker are not funded by us and do not appear on our balance sheet. From time to time, we purchase residential mortgages originated by other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio, meet certain regulatory requirements and increase our interest income. As of December 31, 2018, purchased residential real estate loans totaled $38.8 million. We also make one-to-four family loans to investors to finance their rental properties and to business owners to secure their business loans. As of December 31, 2018, residential real estate loans made to investors and business owners totaled $34.1 million. In addition, we originate home equity lines of credit and home equity term loans for our portfolio.

Our residential loans increased $7.7 million, or 8.9%, to $94.7 million as of December 31, 2018, from $87.0 million as of December 31, 2017. Our residential loans increased $9.6 million, or 12.4%, to $87.0 million as of December 31, 2017, from $77.4 million as of December 31, 2016. The increases were primarily a result of our diversification strategy to supplement existing loan growth with purchased loans individually underwritten to our credit standards. Most of the one-to-four family loans that we purchase are from other lenders in the Puget Sound region or in California.

Commercial Real Estate Loans. We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores and gas stations, hotels and motels, office buildings, mixed-use residential and commercial, and other properties. Commercial real estate loans represented 67.1% of our loan portfolio at December 31, 2018, and are our largest source of revenue.

Commercial real estate loans increased $78.3 million, or 17.9%, to $516.0 million as of December 31, 2018, from $437.7 million as of December 31, 2017. Commercial real estate loans increased $46.7 million, or 11.9%, to $437.7 million as of December 31, 2017, from $391.0 million as of December 31, 2016. These increases, which occurred across the various segments of our portfolio, were due to our commitment to grow this portfolio in the Puget Sound region. We actively seek commercial real estate loans in our markets and our lenders are experienced in competing for these loans.

Consumer and Other Loans. Our consumer and other loans are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans. Consumer and other loans increased $1.5 million, or 71.4%, to $3.6 million as of December 31, 2018, from $2.1 million as of December 31, 2017. Consumer and other loans increased $782,000, or 61.3%, to $2.1 million as of December 31, 2017, from $1.3 million as of December 31, 2016. The increases in these loans were primarily a result of strong consumer confidence and economic strength in the Puget Sound region.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2018
		Due after One
	Due in One	Year Through	Due after	Gross
(Dollars in thousands)	Year or Less	Five Years	Five Years	Loans
Commercial and industrial loans	$27,808	$46,716	$15,866	$90,390
Real estate:
Construction, land and land development	35,582	21,471	6,992	64,045
Residential	13,338	22,409	58,998	94,745
Commercial real estate	25,978	188,409	301,572	515,959
Consumer and other	1,672	1,616	296	3,584
Total	$104,378	$280,621	$383,724	$768,723

The following table sets forth all loans at December 31, 2018, that are due after December 31, 2019, and have either fixed interest rates or floating or adjustable interest rates:

		Floating or
(Dollars in thousands)	Fixed Rates	Adjustable Rates	Total
Commercial and industrial loans	$44,910	$17,672	$62,582
Real estate:
Construction, land and land development	13,244	15,219	28,463
Residential	17,736	63,671	81,407
Commercial real estate	190,577	299,404	489,981
Consumer and other	1,744	168	1,912
Total	$268,211	$396,134	$664,345

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

We believe our conservative lending practices and active approach to managing nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We have several procedures in place to assist us in maintaining the overall credit quality of our loan portfolio. We have established underwriting guidelines, and we also monitor our delinquency levels for any negative or adverse trends. We actively manage problem assets to reduce our risk for loss.

We had $1.8 million in nonperforming assets, including performing troubled debt restructurings, or TDRs, as of December 31, 2018, compared to $2.1 million as of December 31, 2017, of which there were $1.8 million in nonperforming loans as of December 31, 2018, compared to $2.1 million as of December 31, 2017. The decrease in nonperforming assets was the result of two of our nonperforming loans paying off. We had $2.1 million in nonperforming assets, including performing TDRs, as of December 31, 2017, compared to $8.2 million as of December 31, 2016, and we had $2.1 million in nonperforming loans as of December 31, 2017, compared to $1.6 million as of December 31, 2016. The decrease in nonperforming assets was the result of the sale of our remaining real estate owned property and the payoff of a TDR in 2017.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans:
Commercial and industrial loans	$493	$372	$28	$1,297	$59
Real estate:
Construction, land and land development	—	—	—	—	—
Residential	72	88	98	—	—
Commercial real estate	1,261	1,660	1,363	1,409	1,462
Consumer and other loans	—	—	—	—	—
Total nonaccrual loans	$1,826	$2,120	$1,489	$2,706	$1,521
Accruing loans past due 90 days or more:
Commercial and industrial loans	$—	$—	$—	$—	$—
Real estate:
Construction, land and land development	—	—	122	—	—
Residential	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total accruing loans past due 90 days or more	$—	$—	$122	$—	$—
Total nonperforming loans	$1,826	$2,120	$1,611	$2,706	$1,521
Real estate owned	—	—	1,297	1,231	3,059
Repossessed assets	—	—	—	100	350
Troubled debt restructurings, accruing	—	—	5,326	5,416	5,467
Total nonperforming assets	$1,826	$2,120	$8,234	$9,453	$10,397
Total nonperforming loans to loans receivable	0.24%	0.32%	0.27%	0.54%	0.35%
Total nonperforming assets to total assets	0.19%	0.26%	1.11%	1.52%	1.90%

Potential Problem Loans

From a credit risk standpoint, we classify loans in one of five categories: pass, other loans especially mentioned, substandard, doubtful or loss. Within the pass category, we classify loans into one of the following five subcategories based on perceived credit risk, including repayment capacity and collateral security: minimal risk; low risk; modest risk; average risk; and acceptable risk. The classifications of loans reflect a judgment about the risks of default and loss given default. We review the risk ratings of our credits on an annual basis, or more frequently if circumstances warrant. Risk ratings are adjusted to reflect the degree of risk and loss that is believed to be inherent in each credit as of each monthly reporting period. Our methodology is structured so that specific reserve allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

Credits rated as other loans especially mentioned show clear signs of financial weaknesses or deterioration in creditworthiness; however, such concerns are not so pronounced that we generally expect to experience significant loss within the short-term. Such credits typically maintain the ability to perform within standard credit terms and credit exposure is not as prominent as credits with a lower rating.

Credits rated as substandard are those in which the normal repayment of principal and interest may be, or has been, jeopardized by reason of adverse trends or developments of a financial, managerial, economic or political nature, or important weaknesses in the collateral for the loan. A protracted workout on these credits is a distinct possibility. Prompt corrective action is therefore required to reduce exposure and to assure that adequate remedial measures are taken by the borrower. Credit exposure becomes more likely in such credits and a serious evaluation of the secondary support to the credit is performed.

Credits rated as doubtful have weaknesses of substandard assets that are sufficient to make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values.

Credits rated as loss are charged-off. We have no expectation of the recovery of any payments in respect of credits rated as loss.

The following table summarizes the internal ratings of our loans as of the dates indicated:

	As of December 31, 2018
	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
Commercial and industrial loans	$84,859	$3,908	$1,623	$—	$90,390
Real estate loans:
Construction, land, and land development	55,666	8,379	—	—	64,045
Residential real estate	94,548	125	72	—	94,745
Commercial real estate	512,151	2,547	1,261	—	515,959
Consumer and other loans	3,584	—	—	—	3,584
	$750,808	$14,959	$2,956	$—	768,723
Less net deferred origination fees					(824)
Loans receivable					$767,899

	As of December 31, 2017
	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
Commercial and industrial loans	$87,247	$376	$902	$163	$88,688
Real estate loans:
Construction, land, and land development	39,081	2,560	—	—	41,641
Residential real estate	86,464	479	88	—	87,031
Commercial real estate	434,421	1,636	1,315	345	437,717
Consumer and other loans	2,058	—	—	—	2,058
	$649,271	$5,051	$2,305	$508	657,135
Less net deferred origination fees					(347)
Loans receivable					$656,788

Allowance for Loan Losses

We maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in our loan portfolio. The amount of the allowance for loan losses should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of our loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, and current economic factors. See “—Critical Accounting Policies—Allowance for Loan Losses.”

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

As of December 31, 2018, the allowance for loan losses totaled $9.4 million, or 1.23% of total loans. Our allowance for loan losses as of December 31, 2018, increased by $1.4 million, or 17.5%, compared to December 31, 2017, primarily due to growth in our loan portfolio, both organic and through purchased loans. As of December 31, 2017, the allowance for loan losses totaled $8.0 million, or 1.22% of total loans. Our allowance for loan losses as of December 31, 2017, increased by $473,000, or 6.3%, compared to December 31, 2016, primarily due to the organic growth of our loan portfolio. As of December 31, 2016 the allowance for loan losses totaled $7.5 million, or 1.25% of total loans.

The following tables present, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of or for the Year Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Allowance at beginning of period	$8,017	$7,544	$5,989	$5,557	$4,268
Provision for loan losses	1,826	870	1,919	941	1,690
Charge-offs:
Commercial and industrial loans	408	81	128	637	—
Real estate:
Construction, land and land development	—	—	—	—	15
Residential	—	—	79	25	280
Commercial real estate	84	408	150	—	200
Consumer and other	27	11	10	3	3
Total charge-offs	$519	$500	$367	$665	$498
Recoveries:
Commercial and industrial loans	$4	$3	$2	$7	$—
Real estate:
Construction, land and land development	—	95	—	—	15
Residential	65	—	—	141	77
Commercial real estate	—	—	—	8	—
Consumer and other	14	5	1	—	5
Total recoveries	$83	$103	$3	$156	$97
Net (charge-offs ) recoveries	(436)	(397)	(364)	(509)	(401)
Allowance at end of period	$9,407	$8,017	$7,544	$5,989	$5,557
Allowance to nonperforming loans	515.17%	378.16%	468.28%	221.32%	365.35%
Allowance to loans receivable	1.23%	1.22%	1.27%	1.20%	1.29%
Net charge-offs (recoveries) to average loans	0.06%	0.06%	0.07%	0.11%	0.10%

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

The following table shows the allocation of the allowance for loan losses among loan categories and certain other information as of the dates indicated. The allocation of the allowance for loan losses as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions. The total allowance is available to absorb losses from any loan category.

	At December 31,
	2018		2017		2016		2015		2014
(dollars in thousands)	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans (1)	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans (1)	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans (1)	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans (1)	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans (1)
Commercial and industrial loans	$2,039	11.8%	$1,864	13.5%	$1,606	12.0%	$1,311	13.7%	$1,028	11.8%
Real estate:
Construction, land and land development	1,806	8.3%	1,063	6.3%	1,398	9.3%	1,031	8.9%	1,231	8.7%
Residential	1,647	12.3%	1,343	13.2%	1,495	13.0%	1,744	16.5%	925	12.5%
Commercial real estate	2,648	67.1%	2,014	66.6%	1,474	65.5%	1,509	60.6%	2,107	66.4%
Consumer and other	77	0.5%	43	0.4%	26	0.2%	35	0.3%	39	0.6%
Total allocated	8,217		6,327		5,999		5,630		5,330

Unallocated	1,190	n/a	1,690	n/a	1,545	n/a	359	n/a	227	n/a
Total allowance for loan losses	$9,407	100.0%	$8,017	100.0%	$7,544	100.0%	$5,989	100.0%	$5,557	100.0%

Securities

We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledge for public deposits or other business purposes. At December 31, 2018, 87.8% of our investment portfolio consisted of U.S. Treasury securities. The remainder of our securities portfolio was invested in U.S. Government agency securities, agency collateralized mortgage obligations and mortgage-backed securities, and municipal bonds. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At December 31, 2018, our loan-to-deposit ratio was 95.6% and our securities portfolio represented less than 5% of assets. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we anticipate investing excess funds to provide a higher return.

As of December 31, 2018, the carrying amount of our investment securities totaled $37.9 million, a decrease of $414,000, or 1.1%, compared to $38.3 million as of December 31, 2017. The decrease in the securities portfolio was primarily the result of the decline in fair value and pay-downs on mortgage-backed securities. As of December 31, 2017, the carrying amount of our investment securities totaled $38.3 million, an increase of $3.3 million, or 9.4%, compared to $35.0 million as of December 31, 2016. The increase in the securities portfolio was due primarily to the investment of excess cash and cash equivalent balances. Investment securities represented 4.0% and 4.8%, and 4.8% of total assets as of December 31, 2018, 2017 and 2016, respectively.

Our investment portfolio consists of securities classified as available for sale and, to a lesser amount, held to maturity. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of December 31,
	2018		2017		2016
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available-for-sale:
U.S. Treasury securities	$34,831	$33,241	$34,794	$33,396	$29,746	$28,248
U.S. Government securities	3,000	2,957	3,000	2,970	4,000	3,961
U.S. Agency collateralized mortgage obligations	172	169	224	221	290	289
U.S. Agency residential mortgage- backed securities	39	38	79	80	119	121
Municipal bonds	259	255	261	260	490	487
Total available-for-sale securities	38,301	36,660	38,358	36,927	34,645	33,106
Securities held-to-maturity:
U.S. Agency residential mortgage- backed securities	1,262	1,205	1,409	1,374	1,888	1,816
Total held-to-maturity securities	1,262	1,205	1,409	1,374	1,888	1,816
Total investment securities	$39,563	$37,865	$39,767	$38,301	$36,533	$34,922

All of our mortgage-backed securities and collateralized mortgage obligations are U.S. Government agency securities. As of December 31, 2018, we did not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio.

Our management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

As of December 31, 2018, and December 31, 2017 and 2016, we did not own securities of any one issuer, other than the U.S. Government and its agencies, for which aggregate adjusted cost exceeded 10.0% of consolidated shareholders’ equity.

The following table sets forth the amortized cost of held to maturity securities and the fair value of available for sale securities, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our securities portfolio as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of December 31, 2018
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying	Weighted Average	Carrying	Weighted Average	Carrying	Weighted Average	Carrying	Weighted Average	Carrying	Weighted Average
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Securities available-for-sale:
U.S. Treasury securities	$—	0.000%	$23,765	1.364%	$9,476	1.901%	$—	0.000%	$33,241	1.52%
U.S. government securities	—	0.000%	2,957	1.500%	—	0.000%	—	0.000%	2,957	1.50%
U.S. Agency collateralized mortgage obligations	—	0.000%	—	0.000%	—	0.000%	169	2.024%	169	2.93%
U.S. Agency residential mortgage-backed securities	—	0.000%	38	3.713%	—	0.000%	—	0.000%	38	1.72%
Municipals	—	0.000%	255	2.564%	—	0.000%	—	0.000%	255	2.05%

Total available-for-sale	—	0.000%	27,015	1.394%	9,476	1.901%	169	2.024%	36,660	1.529%

Securities held to maturity:
U.S. Agency residential mortgage-backed securities	—	0.000%	—	0.000%	—	0.000%	1,262	2.669%	1,262	2.67%

Total held to maturity	—	0.000%	—	0.000%	—	0.000%	1,262	2.669%	1,262	2.67%

Total	$—	0.000%	$27,015	1.394%	$9,476	1.901%	$1,431	2.593%	$37,922	1.567%

Deposits

We offer a variety of deposit products that have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels, and personalized service to attract and retain these deposits.

Total deposits as of December 31, 2018, were $803.6 million, an increase of $100.3 million, or 14.3%, compared to $703.3 million as of December 31, 2017. Total deposits as of December 31, 2017, were $703.3 million, an increase of $54.6 million, or 8.4%, compared to $648.7 million as of December 31, 2016. The increases were primarily related to our successful execution of our strategy of deepening relationships with existing customers and actively seeking new customers.

Noninterest-bearing deposits as of December 31, 2018, were $293.5 million, an increase of $51.2 million, or 21.1%, compared to $242.4 million as of December 31, 2017. Noninterest-bearing deposits as of December 31, 2017, were $242.4 million, an increase of $18.4 million, or 8.2%, compared to $224.0 million as of December 31, 2016. The increases were due to the collaboration of our branch managers, business development officers and lenders to grow core deposits. As a team, we actively pursue the business of new customers.

Total interest-bearing account balances, excluding time deposits, as of December 31, 2018, were $413.0 million, an increase of $42.7 million, or 11.5% from $370.3 million as of December 31, 2017. Total interest-bearing account balances as of December 31, 2017, were $370.3 million, an increase of $22.7 million, or 6.5% from $347.6 million as of December 31, 2016. The increases were due to our team focusing on growing core deposits. Included in interest bearing account balances is $10.5 million in brokered demand deposits from a wholesale banking services customer as an accommodation to them.  We generally do not use brokered deposits to fund loan growth and we did not use these brokered deposits to fund loan growth.  The balance at December 31, 2017 and 2016 was zero.

Total time deposit balances as of December 31, 2018, were $97.0 million, an increase of $6.4 million, or 7.1%, from $90.6 million as of December 31, 2017. The increase in total time deposits during the period was primarily a result of our growth initiatives. Total time deposit balances as of December 31, 2017, were $90.6 million, an increase of $13.5 million, or 17.5%, from $77.1 million as of December 31, 2016.

The following table sets forth deposit balances at the dates indicated.

	As of December 31,
	2018		2017		2016
		Percent of		Percent of		Percent of
(Dollars in thousands)	Amount	Total Deposits	Amount	Total Deposits	Amount	Total Deposits
Demand, noninterest bearing	$293,525	36.5%	$242,358	34.5%	$223,955	34.5%
NOW and money market	360,473	44.9	326,412	46.4	308,934	47.6
Savings	52,572	6.5	43,876	6.2	38,650	6.0
Time deposits less than $100,000	25,851	3.2	27,059	3.8	28,929	4.5
Time deposits $100,000 and over	71,193	8.9	63,590	9.0	48,194	7.4
Total	$803,614	100.0%	$703,295	100.0%	$648,662	100.0%

The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of December 31, 2018
Maturity Period:
Three months or less	$8,228
Over three through six months	13,166
Over six through twelve months	28,196
Over twelve months	21,603
Total	$71,193

Average deposits for the year ended December 31, 2018, were $745.5 million, an increase of $80.8 million, or 12.2%, compared to the year ended December 31, 2017. Average deposits for the year ended December 31, 2017, were $664.7 million, an increase of $82.4 million, or 14.2%, compared to the year ended December 31, 2016. The increases in average deposits were primarily due to our continued growth in our primary market areas and the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by our business development officers, branch managers and lenders.

The average rate paid on total interest-bearing deposits was 0.66% for the year ended December 31, 2018, compared to 0.50% for the year ended December 31, 2017. The average rate paid on total interest-bearing deposits was 0.50% for the year ended December 31, 2017, compared to 0.55% for the year ended December 31, 2016.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Year Ended December 31,
	2018		2017
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand, noninterest bearing	$267,227	0.00%	$233,054	0.00%
NOW and money market	335,533	0.53	312,573	0.40
Savings	48,330	0.04	41,844	0.03
Time deposits less than $100,000	26,831	1.15	26,851	0.84
Time deposits $100,000 and over	67,537	1.55	50,360	1.29
Total deposits	$745,458	0.42%	$664,682	0.32%

The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2018, 2017 and 2016, was 35.8%, 35.1% and 34.0%, respectively.

Factors affecting the cost of funding interest-bearing assets include the volume of noninterest- and interest-bearing deposits, changes in market interest rates and economic conditions in the Puget Sound region and their impact on interest paid on deposits, as well as the ongoing execution of our growth strategies. Cost of total interest-bearing liabilities is calculated as total interest expense divided by average total interest-bearing deposits plus average total borrowings. Our cost of total interest-bearing liabilities was 0.80%, 0.64% and 0.63% for the years ended December 31, 2018, 2017 and 2016, respectively. The increase in our cost of deposits in 2018 was primarily due to higher deposit rates throughout the market resulting from rate increases from the Federal Reserve.  We actively manage our interest rates on deposits, however additional increases from the Federal Reserve will impact our deposit costs.  The decrease in our cost of deposits in 2017 was primarily due to pricing tactics used in 2016 to lower our deposit costs prior to interest rates increasing. Our last rate reduction was in December 2016. In 2017, we limited our deposit rates increases and received almost a full year savings on the rate reductions we deployed in 2016.

Borrowings

We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of December 31, 2018, 2017 and 2016, total borrowing capacity of $79.3 million, $59.3 million and $60.2 million, respectively, was available under this arrangement. As of December 31, 2018 and, 2017, FHLB advances totaled $20.0 million, compared to $15.0 million at December 31, 2016.

Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I, or the Trust, of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The debentures bear interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. The effective rate as of December 31, 2018, 2017 and 2016, was 4.88%, 3.69% and 3.06%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust Securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.

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

	As of and For the Years Ended December 31,
(Dollars in thousands)	2018	2017
Maximum amount outstanding at any month-end during period:
FHLB Advances	$20,000	$20,000
Average outstanding balance during period:
FHLB Advances	$1,900	$1,752
Weighted average interest rate during period:
FHLB Advances	2.07%	1.34%
Balance outstanding at end of period:
FHLB Advances	$20,000	$20,000
Weighted average interest rate at end of period:
FHLB Advances	2.63%	1.63%

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

Capital Adequacy

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital levels relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank level. The Company will become subject to regulatory capital requirements once its consolidated assets exceed a certain threshold. That threshold is currently $3.0 billion, but the EGRRCPA requires the Federal Reserve to lift the threshold to $3.0 billion by November 21, 2018. See “Item 1:  Business—Supervision and Regulation—Bank Regulation and Supervision—Capital Adequacy” for additional discussion regarding the regulatory capital requirements applicable to the Bank.

As of each of December 31, 2018 and 2017, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the Company and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2018
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Company	$110,307	13.70%	$36,238	4.50%	$52,343	6.50%
Bank Only	103,597	12.84%	36,294	4.50%	52,425	6.50%
Leverage Capital (to average assets)
Company	113,807	12.46%	36,529	4.00%	45,661	5.00%
Bank Only	103,597	11.35%	36,524	4.00%	45,655	5.00%
Tier I Capital (to risk-weighted assets)
Company	113,807	14.13%	48,317	6.00%	64,423	8.00%
Bank Only	103,597	12.84%	48,317	6.00%	64,253	8.00%
Total Capital (to risk-weighted assets)
Company	133,518	16.58%	64,423	8.00%	80,528	10.00%
Bank Only	113,308	14.05%	64,523	8.00%	80,653	10.00%

December 31, 2017
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Company	$66,494	9.98%	$29,990	4.50%	$43,319	6.50%
Bank Only	77,756	11.67%	29,984	4.50%	43,311	6.50%
Leverage Capital (to average assets)
Company	69,994	8.95%	31,286	4.00%	39,107	5.00%
Bank Only	77,756	9.94%	31,280	4.00%	39,099	5.00%
Tier I Capital (to risk-weighted assets)
Company	69,994	10.50%	39,987	6.00%	53,316	8.00%
Bank Only	77,756	11.67%	39,979	6.00%	53,306	8.00%
Total Capital (to risk-weighted assets)
Company	88,222	13.24%	53,316	8.00%	66,645	10.00%
Bank Only	85,983	12.90%	53,306	8.00%	66,632	10.00%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations, as of December 31, 2018.

		Payments Due by Period
		Less than	1 to 2	2 to 5	More than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Contractual Cash Obligations
Time Deposits	$97,044	$67,588	$17,742	$11,714	$—
FHLB advances	20,000	20,000	—	—	—
Subordinated note	10,000	—	—	4,500	5,500
Junior subordinated debentures	3,609	—	—	—	3,609
Deferred compensation plans	1,636	175	175	526	760
Operating leases	9,240	1,336	1,342	3,657	2,905
Capital leases	76	70	6	—	—

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

	As of December 31,
(Dollars in thousands)	2018	2017
Commitments to extend credit:
Commercial and industrial loans	$47,033	$38,958
Construction – commercial real estate	33,128	3,343
Construction – residential real estate	30,269	27,447
Commercial real estate	12,871	4,757
Residential real estate	12,543	12,488
Other	656	846
Total commitments to extend credit	$136,500	$87,839
Standby letters of credit	$2,331	$2,004

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Estimated Increase (Decrease) in Net Interest Income
Change in Market Interest Rates	Twelve Month Projection December 31, 2018	Twelve Month Projection December 31, 2017
Static Balance Sheet and Rate Shifts
+400 basis points	15.2%	13.2%
+300 basis points	11.2	9.7
+200 basis points	7.4	6.4
+100 basis points	3.7	3.2
-100 basis points	(1.5)	(2.8)
-200 basis points	(8.7)	(8.1)
-300 basis points	(14.0)	(10.4)

Dynamic Balance Sheet and Rate Shifts
+400 basis points	17.9	16.1
+300 basis points	13.2	11.9
+200 basis points	8.8	7.8
+100 basis points	4.4	3.9
-100 basis points	(2.3)	(3.6)
-200 basis points	(10.1)	(9.8)
-300 basis points	(16.2)	(12.5)

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

Critical Accounting Policies

Our accounting policies are integral to understanding our results of operations. Our accounting policies are described in greater detail in Note 1 to our consolidated financial statements included elsewhere is this report. We believe that of our accounting policies, the following may involve a higher degree of judgment and complexity:

Securities

Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value. Unrealized gains and losses are excluded from earnings and reported in other comprehensive income. Securities within the available for sale portfolio may be used as part of our asset/liability strategy and may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors. Securities held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts.

Interest earned on these assets is included in interest income. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized using the level-yield method, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates debt securities for other-than-temporary impairment, or OTTI, on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement, and (2) OTTI related to other factors, which is recognized in other comprehensive income, net of applicable taxes. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the security.

Loans Held for Investment

Loans held for investment are those that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Loans are typically secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Interest income is accrued on the unpaid principal balance. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income using a level yield methodology and a method approximating the level yield methodology.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable and reasonably estimable credit losses inherent in the loan portfolio. In determining the allowance, the Company estimates losses on individual impaired loans, or groups of loans which are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, the Company assesses the risk inherent in the Company’s loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impacts of local, regional and national economic factors on the quality of the loan portfolio. Based on this analysis, the Company records a provision for loan losses to maintain the allowance at appropriate levels.

Determining the amount of the allowance is considered a critical accounting estimate, as it requires significant judgment and the use of subjective measurements, including management’s assessment of overall portfolio quality. The Company maintains the allowance at an amount the Company believes is sufficient to provide for estimated losses inherent in the Company’s loan portfolio at each balance sheet date, and fluctuations in the provision for loan losses may result from management’s assessment of the adequacy of the allowance. Changes in these estimates and assumptions are possible and may have a material impact on the Company’s allowance, and therefore the Company’s financial position, liquidity or results of operations.

Transfers of Financial Assets

Management accounts for the transfers of financial assets as sales when control over the assets has been surrendered. Control is surrendered when the assets have been isolated, a transferee obtains the right to pledge or exchange the transferred assets and there is no agreement to repurchase the assets before their maturity. Management believes the loan participations sold subject to this guidance met the condition to be treated as a sale.

Stock-based Compensation

We grant stock options and restricted stock to our employees and directors. We record the related compensation expense based on the grant date fair value calculated in accordance with the authoritative guidance issued by FASB. We recognize these compensation costs on a straight-line basis over the requisite service period of the award. We estimate the grant date fair value of stock options using the Black-Scholes valuation model. Stock-based compensation expense related to awards of restricted stock is based on the fair value at the grant date.

The determination of fair value using the Black-Scholes model is affected by the price of our common stock, as well as the input of other subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and our stock price volatility. As there has been no public market for our common stock prior to July 20, 2018, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, based on our board of directors’ assessment of objective and subjective factors that it believed were relevant. The factors considered by our board of directors included the prices of known transactions in our common stock, the book value per share of our common stock, and our board of directors’ understanding of pricing multiples for comparable financial institutions that were not publicly traded.

The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.

Emerging Growth Company

The JOBS Act permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we have decided not to take advantage of this provision. As a result, we will comply with new or revised accounting standards to the same extent that compliance is required for non-emerging growth companies. Our decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Recently Issued Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2018, see Note 2 of our audited consolidated financial statements included elsewhere in this report.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Item 7:  Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 8.      Financial Statements

The information required by this item is included beginning on page F-1 of this report.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2018. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a management’s report regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.    Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

For information relating to the directors of the Company, the section captioned “Items to be Voted on by Stockholders—Item 1—Election of Directors” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

For information relating to officers of the Company, see Part I, Item 1, “Business— Executive Officers” to this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference.

Disclosure of Code of Ethics

For information concerning the Company’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to stockholders on the Company’s website at www.coastalbank.com.

Corporate Governance

For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance — Committees of the Board of Directors — Audit Committee” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11. Executive Compensation

Executive Compensation

For information regarding executive compensation, the sections captioned “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference.

Corporate Governance

For information regarding the compensation committee report, the section captioned “Report of the Compensation Committee” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                  Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

(b)                  Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

(c)                   Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company the operation of which may at a subsequent date result in a change in control of the registrant.

(d)                  Equity Compensation Plan Information

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2018.

	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted- average exercise price of outstanding options	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by stockholders	688,310	$6.39	487,000
Equity compensation plan not approved by shareholders	—	—	—
Total	688,310	$6.39	487,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

For information regarding the principal accountant fees and expenses, the section captioned “Items to Be Voted on By Stockholders—Item 2—Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.
(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)	Exhibits

No.	Description	Location

3.1	Second Amended and Restated Certificate of Incorporation of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), initially filed on June 19, 2018

3.2	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), initially filed on June 19, 2018

3.3	Amended and Restated Bylaws of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), initially filed on June 19, 2018

4.0

Form of Common Stock Certificate of Coastal Financial Corporation

Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), initially filed on June 19, 2018

10.1	2006 Stock Option and Equity Compensation Plan+	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), initially filed on June 19, 2018

10.2	Directors’ Stock Bonus Plan+	Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), initially filed on June 19, 2018

10.3	2018 Omnibus Incentive Plan+	Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), initially filed on June 19, 2018

10.4	Coastal Financial Corporation Annual Incentive Plan+	Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), initially filed on June 19, 2018

10.5	Amended and Restated Employment Agreement by and among Coastal Financial Corporation, Coastal Community Bank, and Eric M. Sprink+	Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), initially filed on June 19, 2018

10.6	Amended and Restated Change in Control Severance Agreement by and among Coastal Financial Corporation, Coastal Community Bank, and Joel Edwards+	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), initially filed on June 19, 2018

10.7	Commercial Real Estate Lease between JMHLS, LLC and Coastal Community Bank dated June 4, 2008	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), initially filed on June 19, 2018

10.8	First Amendment of Commercial Real Estate Lease between JMHLS, LLC and Coastal Community Bank dated March 26, 2018	Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), initially filed on June 19, 2018

10.9	Lease dated October 21, 1996, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), initially filed on June 19, 2018

10.10	Lease Amendment 1.0 dated as of August 15, 2006, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), initially filed on June 19, 2018

10.11	Lease Amendment 2.0 dated as of March 31, 2008, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), initially filed on June 19, 2018

10.12	Lease Amendment 3.0 dated as of June 29, 2009, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), initially filed on June 19, 2018

10.13	Investment Agreement dated as of March 30, 2011, between Coastal Financial Corporation and Steven D. Hovde	Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), initially filed on June 19, 2018

10.14	Investment Agreement dated as of March 30, 2011, between Coastal Financial Corporation and Montlake Capital II, L.P. and Montlake Capital II-B, L.P.	Incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), initially filed on June 19, 2018

10.15	Investment Agreement dated as of March 20, 2012, between Coastal Financial Corporation and Montlake Capital II, L.P. and Montlake Capital II-B, L.P.	Incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), initially filed on June 19, 2018

10.16	First Amendment to Investment Agreement dated as of May 9, 2018, between Coastal Financial Corporation and Steven D. Hovde	Incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), initially filed on June 19, 2018

10.17	First Amendment to Investment Agreements dated as of May 9, 2018, between Coastal Financial Corporation and Montlake Capital II, L.P. and Montlake Capital II-B, L.P.	Incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), initially filed on June 19, 2018

10.18	Program Agreement dated as of September 26, 2018 by and between Coastal Community Bank and Aspiration Financial, LLC#	Incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A (File No. 001-38589) filed on March 21, 2019.

21.0	Subsidiaries	Filed herewith

23.1	Consent of Moss Adams LLP	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements

Filed herewith

+	Management contract or compensatory plan, contract or arrangement.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	March 27, 2019	/s/Eric M. Sprink
Eric M. Sprink
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Eric M. Sprink Eric M. Sprink	President and Chief Executive Officer and Director (principal executive officer)	March 27, 2019

/s/Joel G. Edwards Joel G. Edwards	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 27, 2019

/s/Andrew P. Skotdal Andrew P. Skotdal	Chairman of the Board	March 27, 2019

/s/ Christopher D. Adams Christopher D. Adams	Vice Chairman of the Board	March 27, 2019

/s/ Andrew R. Dale Andrew R. Dale	Director	March 27, 2019

/s/ John M. Haugen, Jr. John M. Haugen, Jr.	Director	March 27, 2019

/s/ Steven D. Hovde Steven D. Hovde	Director	March 27, 2019

/s/ Stephan Klee Stephan Klee	Director	March 27, 2019

/s/ Thomas D. Lane Thomas D. Lane	Director	March 27, 2019

/s/ Gregory A. Tisdel Gregory A. Tisdel	Director	March 27, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Coastal Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coastal Financial Corporation and Subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Everett, WA

March 27, 2019

We have served as the Company’s auditor since 2016.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

ASSETS
	December 31,	December 31,
	2018	2017
Cash and due from banks	$16,315	$13,787
Interest earning deposits with other banks (restricted cash of $24,004 and $17,332 at December 31, 2018 and December 31, 2017, respectively)	109,467	75,964
Investment securities, available for sale, at fair value	36,660	36,927
Investment securities, held to maturity, at amortized cost	1,262	1,409
Other investments	3,766	3,680
Loans receivable	767,899	656,788
Allowance for loan losses	(9,407)	(8,017)
Total loans receivable, net	758,492	648,771
Premises and equipment, net	13,167	13,121
Accrued interest receivable	2,526	2,274
Bank-owned life insurance, net	6,688	6,500
Deferred tax asset, net	2,518	2,092
Other assets	1,249	1,228
Total assets	$952,110	$805,753

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$803,614	$703,295
Federal Home Loan Bank (FHLB) advances	20,000	20,000
Subordinated debt
Principal amount $10,000 (less unamortized debt issuance costs of $35 and $50 at December 31, 2018 and December 31, 2017, respectively)	9,965	9,950
Junior subordinated debentures
Principal amount $3,609 (less unamortized debt issuance costs of $28 and $30 at December 31, 2018 and December 31, 2017, respectively)	3,581	3,579
Deferred compensation	1,078	1,175
Accrued interest payable	279	228
Other liabilities	4,437	1,815
Total liabilities	842,954	740,042
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at December 31, 2018 and December 31, 2017; issued and outstanding: zero shares at December 31, 2018 and December 31, 2017	—	—
Common stock, no par value:
Authorized: 300,000,000 shares at December 31, 2018 and December 31, 2017; 11,893,203 voting shares at December 31, 2018 issued and outstanding and 8,887,457 voting and 361,444 nonvoting shares at December 31, 2017 issued and outstanding	86,431	52,521
Retained earnings	24,021	14,134
Accumulated other comprehensive loss, net of tax	(1,296)	(944)
Total shareholders’ equity	109,156	65,711
Total liabilities and shareholders’ equity	$952,110	$805,753

See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except for per share data)

	Year ended December 31,
	2018	2017
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$36,537	$30,775
Interest on investment securities	618	534
Interest on interest earning deposits with other banks	1,432	666
Dividends on other investments	156	138
Total interest income	38,743	32,113
INTEREST EXPENSE
Interest on deposits	3,141	2,139
Interest on borrowed funds	785	736
Total interest expense	3,926	2,875
Net interest income	34,817	29,238
PROVISION FOR LOAN LOSSES	1,826	870
Net interest income after provision for loan losses	32,991	28,368
NONINTEREST INCOME
Deposit service charges and fees	3,061	2,617
Wholesale banking service fees	709	—
Loan referral fees	618	439
Gain on sales of loans, net	264	102
Mortgage broker fees	215	255
Sublease and lease income	81	222
Other income	519	519
Total noninterest income	5,467	4,154
NONINTEREST EXPENSE
Salaries and employee benefits	16,026	13,383
Occupancy	3,314	3,037
Data processing	1,971	1,777
Director and staff expenses	701	561
Legal and professional fees	677	355
Excise taxes	559	459
Marketing and promotion	391	455
Business development	326	294
Federal Deposit Insurance Corporation (FDIC) assessments	295	331
Other expense	1,956	1,781
Total noninterest expense	26,216	22,433
Income before provision for income taxes	12,242	10,089
PROVISION FOR INCOME TAXES	2,541	4,653
NET INCOME	$9,701	$5,436
Basic earnings per common share	$0.93	$0.59
Diluted earnings per common share	$0.91	$0.59
Weighted average number of common shares outstanding:
Basic	10,440,740	9,234,490
Diluted	10,608,764	9,237,666

See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year ended December 31,
	2018	2017
NET INCOME	$9,701	$5,436
OTHER COMPREHENSIVE INCOME (LOSS), before tax
Securities available-for-sale
Unrealized holding gain (loss) gain during the year	(210)	108
Income tax benefit (provision) related to unrealized holding gain (loss)	44	(36)
OTHER COMPREHENSIVE (LOSS) INCOME, net of tax	(166)	72
COMPREHENSIVE INCOME	$9,535	$5,508

See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2016	9,238,783	$52,215	$8,698	$(1,016)	$59,897
Net income	—	—	5,436	—	5,436
Issuance of vested stock awards	600	—	—	—	—
Issuance of restricted stock awards	6,210	—	—	—	—
Exercise of stock options	3,680	24	—	—	24
Stock repurchase	(375)	(3)	—	—	(3)
Stock-based compensation	—	285	—	—	285
Other comprehensive income	—	—	—	72	72
BALANCE, December 31, 2017	9,248,898	$52,521	$14,134	$(944)	$65,711
Net income	—	—	9,701	—	9,701
Reclassification of stranded tax effect due to federal tax rate change	—	—	186	(186)	—
Issuance of restricted stock awards	8,405	—	—	—	—
Exercise of stock options	58,400	357	—	—	357
Stock-based compensation	—	310	—	—	310
Stock issuance and net proceeds from initial public offering	2,577,500	33,243	—	—	33,243
Other comprehensive loss	—	—	—	(166)	(166)
BALANCE, December 31, 2018	11,893,203	$86,431	$24,021	$(1,296)	$109,156

See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,701	$5,436
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,826	870
Depreciation and amortization	1,071	993
Loss on disposition of fixed assets	32	38
Gain on sales of loans	(264)	(102)
Gain on sale of other real estate owned	—	(32)
Net discount accretion on investment securities	(24)	(2)
Stock-based compensation	310	285
Bank-owned life insurance earnings	(188)	(185)
Deferred tax (expense) benefit	(382)	1,284
Net change in other assets and liabilities	2,320	(968)
Total adjustments	4,701	2,181
Net cash provided by operating activities	14,402	7,617
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest earning deposits with other banks	(26,831)	2,734
Purchase of investment securities available-for-sale	—	(5,011)
Purchase of other investments, net	(86)	(581)
Principal paydowns of investment securities available-for-sale	88	100
Principal paydowns of investment securities held-to-maturity	141	454
Maturities and calls of investment securities available -for-sale	—	1,226
Purchase of participation loans	(32,653)	—
Proceeds from sale of loans	3,174	1,353
Purchase of loans	(14,094)	(29,688)
Increase in loans receivable, net	(67,711)	(32,620)
Proceeds from sale of other real estate owned	—	1,329
Purchases of premises and equipment, net	(1,149)	(1,057)
Net cash used by investing activities	(139,121)	(61,761)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW, money market and savings	93,924	41,107
Net increase in time deposits	6,395	13,526
Net proceeds from short-term FHLB borrowings	—	5,000
Net proceeds from initial public offering	33,243	—
Proceeds from exercise of stock options	357	24
Repurchase of common stock	—	(3)
Net cash provided by financing activities	133,919	59,654
NET INCREASE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	9,200	5,510
CASH DUE FROM BANKS AND RESTRICTED CASH, beginning of year	31,119	25,609
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of year	$40,319	$31,119
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$3,875	$2,871
Income taxes paid	2,520	3,820
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$(210)	$108

See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Financial statement presentation - The accompanying audited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for reporting requirements and practices within the banking industry.  Amounts presented in the consolidated financial statements and footnote tables are rounded and presented in thousands of dollars except per-share amounts, which are presented in dollars. In the narrative footnote discussion, amounts are rounded to thousands and presented in dollars.

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

Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that its critical accounting policies include determining the allowance for loan losses, the fair value of the Company’s investment securities, deferred tax assets, financial instruments, and other fair value measurements. Actual results could differ significantly from those estimates.

Subsequent Events - The Company has evaluated events and transactions through the date of the issuance of its financial statements for potential recognition or disclosure.   All subsequent events are disclosed in Note 21.

Cash equivalents and cash flows - For the purpose of presentation in the statements of cash flows, the Company considers all amounts included in the balance sheet under “cash and due from banks”, all of which have maturity dates of three months or less, and restricted cash, as cash equivalents. Interest-bearing deposits at other financial institutions (excluding restricted cash), federal funds sold, and cash flows from loans and deposits are reported as net increases or decreases under cash flows from investing activities or from financing activities.

The Company maintains its cash in depository institution accounts, which, at times, may exceed federally insured limits. The Company monitors these institutions and has not experienced any losses in such accounts.

Investment securities - Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using the interest method or methods approximating the interest method over the period to maturity.

Debt securities not classified as held-to-maturity are classified as available-for-sale. Such securities may be sold to facilitate the Company’s asset/liability management strategies and in response to changes in interest rates and similar forces. Securities available-for-sale are carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains (losses) on securities available-for-sale are included in noninterest income and, when applicable, are reported as a reclassification adjustment in other comprehensive income. Gains and losses on sales of securities are recorded on the trade date and are determined on the specific-identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their amortized cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Other investments - Other investments on the balance sheet consists of investments in stock of Federal Home Loan Bank, Federal Reserve Bank, and Pacific Coast Banker’s Bancshares.

As a Federal Reserve member bank, the Bank is required to own stock in the Federal Reserve Bank of San Francisco (FRB) in an amount based on its capital. The recorded amount of the FRB stock equals its fair value because the shares can only be redeemed by the FRB at their par value. The investment in FRB stock was $1,899,000 and $1,891,000 at December 31, 2018 and 2017, respectively.

The Bank, as a member of the Federal Home Loan Bank of Des Moines (FHLB), is required to maintain an investment in capital stock of FHLB in an amount equal to 4% of advances outstanding, plus 0.12% of total assets from the prior fiscal year end. The recorded amount of FHLB stock equals its fair value because the shares can only be redeemed by FHLB at the $1 per share par value. The investment in FHLB stock was $1,767,000 and $1,689,000 at December 31, 2018 and 2017, respectively.

The investment in Pacific Coast Banker’s Bancshares (PCBB) stock consists of an equity security. This investment is carried at its cost of $100,000 at December 31, 2018 and 2017, which approximates its fair value.

Loans and allowance for loan losses - Loans are stated at the principal amount outstanding less the allowance for loan losses and net of any deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the level yield methodology and a method that approximates the level yield methodology. Interest income on loans is recognized based upon the principal amounts outstanding. Generally, the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are 90 days past due as to either principal or interest, unless they are well secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed against current income. If management determines that the ultimate collectability of principal or interest is in doubt, cash receipts on nonaccrual loans are applied to reduce the principal balance on a cash-basis method, until the loans qualify for return to accrual status or principal is paid in full. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current, borrower has demonstrated ability to make regular payments, generally a period of at least six months, and future payments are reasonably assured. Past due status is determined based on contractual terms.

The allowance for loan losses is comprised of amounts charged against income in the form of the provision for loan losses, less charged-off loans, net of recoveries. When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged against the allowance for loan losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: (1) the loan is significantly delinquent and the borrower has not demonstrated the ability or intent to bring the loan current; (2) the Company has no recourse to the borrower or if it does, the borrower has insufficient assets to pay the debt; (3) the estimated fair value of the loan collateral is significantly below the current loan balance; and (4) there is little or no near-term prospect for improvement. Subsequent recoveries, if any, are credited to the allowance for loan losses.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are determined to be impaired.  For such loans (including troubled debt restructurings), an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers various loans and is based on the probability of default and loss given default, type of loan, peer information, risk rating and adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

A troubled debt restructuring (TDR) is a loan for which the Company, for reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. TDRs are individually evaluated for impairment and included in the separately identified impairment disclosures. TDRs are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral-dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of allowance on that loan in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired. The Company incorporates recent historical experience with TDRs including the performance of TDRs that subsequently default into the calculation of the allowance by loan portfolio segment.

Periodically, regulatory agencies review the Company’s allowance for loan losses as an integral part of their examination process, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examination.

Loans held-for-sale - Loans held-for-sale consist of the guaranteed portion of Small Business Administration (SBA) loans and United States Department of Agriculture (USDA) loans the Company intends to sell after origination and are reflected at the lower of aggregate cost or fair value. Loans are generally sold with servicing of the sold portion retained by the Company. When the sale of the loan occurs, the premium received is combined with the estimated present value of future cash flows on the related servicing asset and recorded as a gain on sale of loans in noninterest income. There were no loans held for sale at December 31, 2018 and 2017.

Loan sales recognition - The Company recognizes a sale on loans if the transferred portion (or portions) and any portion that continues to be held by the transferor are participating interests. Participating interest is defined as a portion of a financial asset that (a) conveys proportionate ownership rights with equal priority to each participating interest holder, (b) involves no recourse (other than standard representations and warranties), and (c) does not entitle any participating interest holder to receive cash before any other participating interest holder. The transfer of the participating interest (or participating interests) must also meet the conditions for surrender of control.

To determine the gain or loss on sale of loans, the Company’s investment in the loan is allocated among the retained portion of the loan, the servicing retained, and the sold portion of the loan, based on the relative fair market value of each portion. The gain or loss on the sold portion of the loan is based on the difference between the sale proceeds and the allocated investment in the sold portion of the loan. A discount is recorded against the carrying value of the retained portion of the loan to offset the fair value allocation of said retained portion.

The Company retains the servicing on the sold guaranteed portion of SBA and USDA loans. The Company receives a fee for servicing the loan.

SBA and USDA servicing - The Company accounts for SBA and USDA servicing rights as separately recognized servicing rights and initially measure them at fair value. Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The Company subsequently measures each SBA and USDA servicing asset using the amortization method. Under the amortization method, servicing assets are amortized into noninterest income in proportion to, and over the period of, estimated net servicing income. The amortized assets are assessed for impairment or increased obligations, at the loan level, based on the fair value of each reporting date. As of December 31, 2018 and 2017, SBA and USDA servicing assets totaled $395,000 and $406,000, respectively, and are included in other assets on the balance sheets, and SBA and USDA loans serviced totaled $20,966,000 and $23,774,000, as of December 31, 2018 and 2017 respectively.

Reserve for unfunded commitments - A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Company’s commitment to lend funds under existing agreements, such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based on review of individual credit facilities, current economic conditions, and risk characteristics of the various categories of commitments and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and adjustments are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance for loan losses. Provision for unfunded commitments losses are added to the reserve for unfunded commitments, which is included in the other liabilities section of the consolidated balance sheets.

Premises and equipment - Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method based upon the estimated useful lives of the assets. Asset lives range from three to thirty-nine years. Leasehold improvements are amortized over the expected term of the lease or the estimated useful life of the improvement, whichever is less.

Maintenance and repairs are charged to operating expenses. Renewals and betterments are added to the asset accounts and depreciated over the periods benefited. Depreciable assets sold or retired are removed from the asset and related accumulated depreciation accounts and any gain or loss is reflected in the income statement. These assets are reviewed for impairment when events indicate their carrying value may not be recoverable. If management determines impairment exists, the asset is reduced with an offsetting charge to the income statement.

Transfers of financial assets - Transfers of an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1)   a group of financial assets or a participating interest in an entire financial asset has been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Other real estate owned and repossessed assets - Other real estate owned and repossessed assets are foreclosed property held pending disposition and is initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. At foreclosure, if the fair value of the asset acquired less estimated selling costs is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Costs of significant property improvements that increase the value of the property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management, and a valuation allowance is established for subsequent declines, which are recorded as a charge to income, if necessary, to reduce the carrying value of the property to its fair value less estimated selling costs.

Federal income taxes - The Company and the Bank file a consolidated federal income tax return. Deferred federal income taxes result from temporary differences between the tax basis of assets and liabilities, and their reported amounts in the financial statements. Deferred taxes are temporary differences that will be recognized in future periods. As changes in tax law or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Taxes are paid by the Bank to the Company based on the separate taxable income of the Bank. The Company and Bank maintain their records on the accrual basis of accounting for financial reporting and for income tax reporting purposes. With few exceptions, the Company is no longer subject to income tax examination for years before 2015.

As of December 31, 2018 and 2017, the Company had no unrecognized tax benefits. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in other noninterest expense. There were no interest and penalties assessed during 2018 or 2017.

Stock-based compensation - Compensation expense is recognized for stock options and restricted stock awards, based on the fair value of these awards at the grant date. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the grant date is used for restricted stock awards and is determined on the basis of objective criteria including trade data. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Earnings per common share - Earnings per common share (EPS) is computed under the two-class method. Pursuant to the two-class method, nonvested stock based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Application of the two-class method resulted in the equivalent earnings per share to the treasury method.

Basic earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock using the treasury stock method. Stock options that are anti-dilutive are not included in the calculation of diluted EPS.

Comprehensive income - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale investments, are reported as a separate component of the shareholders’ equity section of the balance sheets. Accumulated other comprehensive loss consists of only one component: unrealized gains or losses on investment securities available-for-sale.

Business Segments - The Company is managed by legal entity and not by lines of business. The entity’s primary business is that of a traditional banking institution, gathering deposits and originating loans for portfolio in its market areas. The Bank offers a wide variety of deposit products to their customers. Lending activities include the origination of real estate, commercial and industrial, and consumer loans. Interest income on loans is the Company’s primary source of revenue, and is supplemented by interest income from investment securities, deposit service charges, and other service provided activities. The performance of the Company is reviewed and monitored by the Company’s executive management on a daily basis and the Board of Directors reviews and monitors the performance of the Company at minimum, on a monthly basis. The Company has determined that its current business and operations consist of a single reporting segment and, therefore, segment disclosures are not required.

Advertising costs - Advertising costs are expensed as incurred or over the period of the campaign/promotion. Advertising costs in the amount of $373,000 and $446,000 were expensed during the year ended December 31, 2018 and 2017, respectively.

Reclassifications - Certain amounts reported in prior years' consolidated financial statements have been reclassified to conform to the current presentation with no effect on stockholders’ equity or net income.

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

All of the Company’s revenue from contracts with customers within the scope of Topic 606 is recognized within noninterest income. A description of the Company’s revenue streams accounted for under Topic 606 can be found in Note 18.

As of January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendments in this ASU require an entity to disclose the fair value of financial instruments using the exit price notion. Exit price is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The methods of determining the fair value of assets and liabilities are consistent with the methodologies disclosed in Note 8—Fair Value Measurements, except for the valuation of loans held-for-investment which was impacted by the adoption of ASU 2016-01. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. As of December 31, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk that may not have been captured by the previously applied entry price notion. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. This ASU also eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendments in this ASU were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. The ASU amends the required statement of cash flow disclosures to include the change in amounts generally described as restricted cash. Management adopted the new guidance effective December 31, 2018. The adoption of ASU No. 2016-18 did not have a material impact on the Company’s consolidated financial statements.

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

Recent Accounting Guidance Not Yet Effective

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The new standard was issued to increase the transparency and comparability around lease obligations. Previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet, accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. The ASU is effective in fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company implemented the new standard effective January 1, 2019, which included identifying the population of the Company’s leases that were within the scope of the new guidance and gathering all key lease data necessary to facilitate application of the new accounting requirements. As a result of implementation, the Company recognized a liability for the remaining obligations under its operating lease agreements, and a corresponding right of use asset for its right to use the underlying assets for the lease term. There was an increase to the Company’s assets and liabilities upon adoption. The increase in assets and liabilities was 1.0% of total assets when it was adopted on January 1, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendment is effective for annual periods beginning after December 15, 2019 and interim period within those annual periods. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is actively assessing its data and the model needs and are evaluating the impact of adopting the amendment. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but have not yet determined the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

Note 3 - Investment Securities

The amortized cost and fair values of investment securities at the date indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2018
Available-for-sale
U.S. Treasury securities	$34,831	$—	$(1,590)	$33,241
U.S. Government agencies	3,000	—	(43)	2,957
U.S. Agency collateralized mortgage obligations	172	—	(3)	169
U.S. Agency residential mortgage-backed securities	39	—	(1)	38
Municipals	259	—	(4)	255
Total available-for-sale securities	38,301	—	(1,641)	36,660
Held-to-maturity
U.S. Agency residential mortgage-backed securities	1,262	—	(57)	1,205
Total investment securities	$39,563	$—	$(1,698)	$37,865

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2017
Available-for-sale
U.S. Treasury securities	$34,794	$—	$(1,398)	$33,396
U.S. Government agencies	3,000	—	(30)	2,970
U.S. Agency collateralized mortgage obligations	224	—	(3)	221
U.S. Agency residential mortgage-backed securities	79	1	—	80
Municipals	261	—	(1)	260
Total available-for-sale securities	38,358	1	(1,432)	36,927
Held-to-maturity
U.S. Agency residential mortgage-backed securities	1,409	—	(35)	1,374
Total investment securities	$39,767	$1	$(1,467)	$38,301

The amortized cost and fair value of debt securities at December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers in mortgage backed securities or obligations may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are shown separately, since they are not due at a single maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Amounts maturing in
One year or less	$—	$—	$—	$—
After one year through five years	28,107	26,977	—	—
After five years through ten years	9,983	9,476	—	—
	38,090	36,453	—	—
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	211	207	1,262	1,205
	$38,301	$36,660	$1,262	$1,205

Investment securities with carrying values of $19,678,000 and $15,123,000 at December 31, 2018 and December 31, 2017 respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

There were no sales of investment securities during the years ended December 31, 2018 and December 31, 2017.

Information pertaining to securities with gross unrealized losses at the dates indicated, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
December 31, 2018
Available-for-sale
U.S. Treasury securities	$—	$—	$33,241	$(1,590)	$33,241	$(1,590)
U.S. Government agencies	—	—	2,957	(43)	2,957	(43)
U.S. Agency collateralized mortgage obligations	—	—	169	(3)	169	(3)
Municipals	—	—	255	(4)	255	(4)
U.S. Agency residential mortgage-backed securities	38	(1)	—	—	38	(1)
Total available-for-sale securities	38	(1)	36,622	(1,640)	36,660	(1,641)
Held-to-maturity
U.S. Agency residential mortgage-backed securities	—	—	1,205	(57)	1,205	(57)
Total investment securities	$38	$(1)	$37,827	$(1,697)	$37,865	$(1,698)
December 31, 2017
Available-for-sale
U.S. Treasury securities	$4,934	$(77)	$28,463	$(1,321)	$33,397	$(1,398)
U.S. Government agencies	—	—	2,970	(30)	2,970	(30)
U.S. Agency collateralized mortgage obligations	220	(3)	—	—	220	(3)
Municipals	260	(1)	—	—	260	(1)
Total available-for-sale securities	5,414	(81)	31,433	(1,351)	36,847	(1,432)
Held-to-maturity
U.S. Agency residential mortgage-backed securities	—	—	1,374	(35)	1,374	(35)
Total investment securities	$5,414	$(81)	$32,807	$(1,386)	$38,221	$(1,467)

At December 31, 2018 and December 31, 2017, there were 12 and  11 securities, respectively, in an unrealized loss position. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. The Company does not consider these securities to be other than temporarily impaired at December 31, 2018 and December 31, 2017.

Note 4 - Loans and Allowance for Loan Losses

The composition of the loan portfolio is as follows as of the periods indicated:

	December 31,	December 31,
	2018	2017
	(dollars in thousands)
Commercial and industrial loans	$90,390	$88,688
Real estate loans:
Construction, land, and land development	64,045	41,641
Residential real estate	94,745	87,031
Commercial real estate	515,959	437,717
Consumer and other loans	3,584	2,058
Gross loans receivable	768,723	657,135
Net deferred origination fees and premiums	(824)	(347)
Loans receivable	$767,899	$656,788

Included in consumer and other loans are overdrafts of $36,000 and $76,000 at December 31, 2018 and December 31, 2017, respectively. The Company has pledged loans totaling $155,029,000 and $147,008,000 at December 31, 2018 and December 31, 2017, respectively, for borrowing lines at the FHLB and FRB.

The balance of SBA and USDA loans and participations serviced for others totaled $24,878,000 and $29,910,000 at December 31, 2018 and December 31, 2017, respectively.

The Company, at times, purchases individual whole loans at fair value as of the acquisition date. Purchased loans with remaining balances totaled $45,368,000 and $43,213,000 as of December 31, 2018 and December 31, 2017, respectively. Unamortized premiums totaled $701,000 and $718,000 as of December 31, 2018 and December 31, 2017, respectively, and are amortized into interest income over the life of the loans.

The Company has purchased participation loans with remaining balances totaling $36,561,000 and $8,124,000 as of December 31, 2018 and December 31, 2017, respectively.

The following is a summary of the Company’s loan portfolio segments:

Commercial and industrial loans - Commercial and industrial loans are secured by business assets including inventory, receivables and machinery and equipment of businesses located generally in the Company’s primary market area. Loan types include revolving lines of credit, term loans, and loans secured by liquid collateral such as cash deposits or marketable securities. The Company also issues letters of credit on behalf of its customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.

Construction, land and land development loans - We originate loans for the construction of 1-4 family, multifamily, and CRE properties in the Company’s market area. Construction loans are considered to have higher risks due to construction completion and timing risk, the ultimate repayment being sensitive to interest rate changes, government regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans, as adverse economic conditions may negatively impact the real estate market, which could affect the borrower’s ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change. We occasionally originate land loans for the purpose of facilitating the ultimate construction of a home or commercial building. The primary risks include the borrower’s ability to pay and the inability of the Company to recover its investment due to a material decline in the fair value of the underlying collateral.

Residential real estate - Residential real estate includes various types of loans for which the Company holds real property as collateral. Included in this segment are multi-family loans, first lien single family loans, which the Company occasionally purchases to diversify its loan portfolio, and rental portfolios secured by one-to-four family homes. The primary risks of residential real estate loans include the borrower’s inability to pay, material decreases in the value of the collateral, and significant increases in interest rates which may make the loan unprofitable.

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

The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2018
Commercial and industrial loans	$171	$494	$665	$89,725	$90,390	$—
Real estate loans:
Construction, land and land development	823	—	823	63,222	64,045	—
Residential real estate	—	72	72	94,673	94,745	—
Commercial real estate	—	—	—	515,959	515,959	—
Consumer and other loans	2	—	2	3,582	3,584	—
	$996	$566	$1,562	$767,161	$768,723	$—
Less net deferred origination fees and premiums					(824)
Loans receivable					$767,899

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2017
Commercial and industrial loans	$791	$372	$1,163	$87,525	$88,688	$—
Real estate loans:
Construction, land and land development	218	—	218	41,423	41,641	—
Residential real estate	76	—	76	86,955	87,031	—
Commercial real estate	333	345	678	437,039	437,717	—
Consumer and other loans	—	—	—	2,058	2,058	—
	$1,418	$717	$2,135	$655,000	657,135	$—
Less net deferred origination fees and premiums					(347)
Loans receivable					$656,788

A summary of information pertaining to impaired loans as of the period indicated:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	(dollars in thousands)
December 31, 2018
Commercial and industrial loans	$766	$493	$—	$493	$—
Real estate loans:
Residential real estate	74	72	—	72	—
Commercial real estate	1,491	1,261	—	1,261	—
Total	$2,331	$1,826	$—	$1,826	$—

December 31, 2017
Commercial and industrial loans	$1,123	$1,065	$—	$1,065	$—
Real estate loans:
Residential real estate	94	89	—	89	—
Commercial real estate	2,249	1,660	—	1,660	—
Total	$3,466	$2,814	$—	$2,814	$—

The following tables summarize the average recorded investment and interest income recognized on impaired loans by loan class for the year ended December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial and industrial loans	$1,103	$28	$1,157	$56
Real estate loans:
Construction, land and land development	—	—	—	—
Residential real estate	306	5	93	—
Commercial real estate	1,288	—	1,888	11
Total	$2,697	$33	$3,138	$67

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

The following table presents troubled debt restructurings by accrual versus nonaccrual status and by loan class as of the period indicated:

	Accrual Status	Nonaccrual Status	Total Restructured Loans
	(dollars in thousands)
December 31, 2018
Commercial real estate	$—	$1,261	$1,261

December 31, 2017
Commercial real estate	$—	$1,315	$1,315

No loans were restructured in the year ended December 31, 2018 and December 31, 2017 that qualified as troubled debt restructurings. The Company had no commitments to loan additional funds to borrowers whose loans were classified as troubled debt restructurings at December 31, 2018.

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

An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	December 31,	December 31,
	2018	2017
	(dollars in thousands)
Commercial and industrial loans	$493	$372
Real estate loans:
Residential real estate	72	88
Commercial real estate	1,261	1,660
Total nonaccrual loans	$1,826	$2,120

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

Loans by credit quality risk rating are as follows as of the periods indicated:

	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
December 31, 2018
Commercial and industrial loans	$84,859	$3,908	$1,623	$—	$90,390
Real estate loans:
Construction, land, and land development	55,666	8,379	—	—	64,045
Residential real estate	94,548	125	72	—	94,745
Commercial real estate	512,151	2,547	1,261	—	515,959
Consumer and other loans	3,584	—	—	—	3,584
	$750,808	$14,959	$2,956	$—	768,723
Less net deferred origination fees and premiums					(824)
Loans receivable					$767,899
December 31, 2017
Commercial and industrial loans	$87,247	$376	$902	$163	$88,688
Real estate loans:
Construction, land, and land development	39,081	2,560	—	—	41,641
Residential real estate	86,464	479	88	—	87,031
Commercial real estate	434,421	1,636	1,315	345	437,717
Consumer and other loans	2,058	—	—	—	2,058
	$649,271	$5,051	$2,305	$508	657,135
Less net deferred origination fees and premiums					(347)
Loans receivable					$656,788

Allowance for Loan Losses

The Company’s ALLL covers estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated probable losses inherent in the remainder of the loan portfolio. The ALLL is prepared using the information provided by the Company’s credit review process and our historical loss data, together with data from peer institutions and economic information gathered from published sources.

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

The following tables summarize the allocation of the allowance for loan loss, as well as the activity in the allowance for loan loss attributed to various segments in the loan portfolio, as of and for the year ended December 31, 2018:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
ALLL balance, December 31, 2017	$1,864	$1,063	$1,343	$2,014	$43	$1,690	$8,017
Provision for loan losses or (recapture)	579	743	239	718	47	(500)	1,826
	2,443	1,806	1,582	2,732	90	1,190	9,843
Loans charged-off	(408)	—	—	(84)	(27)	—	(519)
Recoveries of loans previously charged-off	4	—	65	—	14	—	83
Net (charge-offs) recoveries	(404)	—	65	(84)	(13)	—	(436)
ALLL balance, December 31, 2018	$2,039	$1,806	$1,647	$2,648	$77	$1,190	$9,407
ALLL amounts allocated to
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,039	1,806	1,647	2,648	77	1,190	9,407
ALLL balance, December 31, 2018	$2,039	$1,806	$1,647	$2,648	$77	$1,190	$9,407
Loans individually evaluated for impairment	$493	$—	$72	$1,261	$—		$1,826
Loans collectively evaluated for impairment	89,897	64,045	94,673	514,698	3,584		766,897
Loan balance, December 31, 2018	$90,390	$64,045	$94,745	$515,959	$3,584		$768,723

The following tables summarize the allocation of the allowance for loan loss, as well as the activity in the allowance for loan loss attributed to various segments in the loan portfolio, as of and for the year ended December 31, 2017:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
ALLL balance, December 31, 2016	$1,606	$1,398	$1,495	$1,474	$26	$1,545	$7,544
Provision for loan losses or (recapture)	336	(430)	(152)	948	23	145	870
	1,942	968	1,343	2,422	49	1,690	8,414
Loans charged-off	(81)	—	—	(408)	(11)	—	(500)
Recoveries of loans previously charged-off	3	95	—	—	5	—	103
Net (charge-offs) recoveries	(78)	95	—	(408)	(6)	—	(397)
ALLL balance,December 31, 2017	$1,864	$1,063	$1,343	$2,014	$43	$1,690	$8,017
ALLL amounts allocated to
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,864	1,063	1,343	2,014	43	1,690	8,017
ALLL balance, September 30, 2017	$1,864	$1,063	$1,343	$2,014	$43	$1,690	$8,017
Loans individually evaluated for impairment	$1,065	$—	$89	$1,660	$—		$2,814
Loans collectively evaluated for impairment	87,623	41,641	86,942	436,057	2,058		654,321
Loan balance, December 31, 2017	$88,688	$41,641	$87,031	$437,717	$2,058		$657,135

Note 5 – Premises and Equipment

The investment in premises and equipment consisted of the following at December 31:

	2018	2017
	(dollars in thousands)
Land	$2,426	$2,426
Buildings	7,429	7,392
Leasehold Improvements	3,439	3,421
Furniture	1,894	1,821
Equipment	3,439	3,134
Software	772	508
Projects in process	332	132
.	19,731	18,834
Less accumulated depreciation and amortization	(6,564)	(5,713)
Premises and equipment, net	$13,167	$13,121

Depreciation and amortization on premises and equipment charged to expense totaled $1,071,000 and $993,000 for the years ended December 31, 2018 and 2017, respectively.

The Company leases certain branch and office facilities under operating leases with lease terms from three to twenty years.  Many of these leases include renewal options and provide for rate adjustments based on changes in various economic indicators.  The Company leases its Silver Lake and Everett facilities from related parties (Note 11).  Gross rental expense for branch facilities was $1,178,000 and $1,065,000 for 2018 and 2017, respectively.  Office space at a small number of branches is leased and sub-leased to a few tenants on month-to-month and multi-year leases.  In 2018 a long-term tenant did not renew their lease.  Lease and sublease income was $81,000 and $222,000 for 2018 and 2017, respectively.

The Company entered into a capital lease for the purchase of ATM equipment for $5,000 and $18,000 for 2018 and 2017, respectively.  Depreciation related to the capitalized equipment totaled $65,000 and $52,000 for the years ended December 31, 2018 and 2017, respectively.  This capital lease obligation is included in other liabilities on the consolidated balance sheet.

The following sets forth, as of December 31, 2018, the future minimum lease payments under noncancelable operating leases, capital leases and future minimum income receivable under noncancelable operating leases and subleases:

	Operating Lease Payments	Capital Lease Payments	Lease and Sublease Income
	(dollars in thousands)
2019	$1,336	$70	$41
2020	1,342	6	42
2021	1,264	—	44
2022	1,225	—	41
2023	1,168	—	—
Thereafter	2,905	—	—
	$9,240	$76	$168

Note 6 - Deposits

The composition of consolidated deposits consisted of the following at the periods indicated:

	December 31,	December 31,
	2018	2017
	(dollars in thousands)
Demand, noninterest bearing	$293,525	$242,358
Now and money market	360,473	326,412
Savings	52,572	43,876
Time deposits less than $250,000	62,272	60,445
Time deposits $250,000 and over	34,772	30,204
Total deposits	$803,614	$703,295

The following table presents the maturity distribution of time deposits as of December 31, 2018 (dollars in thousands):

Twelve months	$67,588
One to two years	17,742
Two to three years	8,652
Three to four years	2,459
Four to five years	603
$97,044

Note 7 – Federal Home Loan Bank Advances and Other Borrowings

At December 31, 2018 and 2017 the Company had $20,000,000 in overnight FHLB advances.  The advances are secured by a blanket pledge of eligible collateral including first lien single family and multi-family mortgages with a carrying value of $112,117,000 and $103,092,000 at December 31, 2018 and 2017, respectively.  The Company has available borrowing capacity of an additional $59,300,000 from FHLB at December 31, 2018, subject to certain collateral requirements and with interest at then stated rate.

The following table summarizes activities in advances from the FHLB for the periods indicated:

	Year Ended December 31,
	2018	2017
	(dollars in thousands)
Average balance outstanding	$1,900	$1,752
Maximum amount outstanditng at any month-end during the year	20,000	20,000
Balance outstanding at year end	20,000	20,000
Weighted average interest rate during the year	2.07%	1.34%

The Company has established an $8,000,000 unsecured line of credit with interest payable at the then-stated rate, with PCBB, which expires in June 2019.  There were no borrowings on this line at December 31, 2018 or 2017.

The Company has established a Borrower-in-Custody (BIC) arrangement with the FRB, which is secured by eligible loans, with interest payable at the then-stated rate.  At December 31, 2018, the Company had pledged commercial real estate loans totaling $42,912,000, which provided available borrowing capacity of $20,780,000.  At December 31, 2017, the Company had pledged commercial real estate loans totaling $43,916,000, which provided available borrowing capacity of $21,140,000.  There were no borrowings outstanding on this line of credit at December 31, 2018 or 2017.

Note 8 – Subordinated Debt

At December 31, 2018 and 2017, the Company’s subordinated debt was as follows:

	Aggregate Principal Amount December 31, 2018	Aggregate Principal Amount December 31, 2017
	(dollars in thousands)
Total liability, at par	$10,000	$10,000
Less: unamortized debt issuance costs	(35)	(50)
Total liability, at carrying value	$9,965	$9,950
Stated Maturity:	August 1, 2026
Interest Rate:	Fixed @ 5.65% 5 years; then Wall Street Prime +2.5% starting August 1, 2021

On July 29, 2016, the Company issued a subordinated note payable to Banterra Bank. The $10,000,000 note, maturing on August 1, 2026, is fixed for five years at 5.65%, and thereafter is variable at a floating rate, calculated quarterly, based on the Wall Street Journal prime rate plus 2.5%. Interest is paid quarterly. Principal payments of $500,000 per quarter commence November 1, 2021, in conjunction with the floating rate period. Interest expense of $587,000 was recognized during 2018 and 2017, and accrued interest payable on this note totaled $96,000 at December 31, 2018 and 2017.

Note 9 – Junior Subordinated Debentures

At December 31, 2018 and 2017, the Company’s junior subordinated debentures were as follows:

Coastal (WA) Statutory Trust I	Aggregate Principal Amount December 31, 2018	Aggregate Principal Amount December 31, 2017
		(dollars in thousands)
Total liability, at par	$3,609	$3,609
Less: unamortized debt issuance costs	(28)	(30)
Total liability, at carrying value	$3,581	$3,579
Stated Maturity:	December 15, 2034
Interest Rate Spread:	Three-month LIBOR +2.10%

On December 15, 2004, the Company issued $3,609,000 floating rate junior subordinated debentures to Coastal (WA) Statutory Trust I, which was formed for the issuance of trust preferred securities. The debentures bear interest at three-month LIBOR plus 2.10% (4.88% and 3.69% at December 31, 2018 and 2017, respectively). Interest is payable quarterly. Interest expense of $157,000 and $122,000 was recognized during 2018 and 2017, respectively, and accrued interest payable on these securities totaled $7,000 and $6,000 at December 31, 2018 and 2017, respectively. There are no principal payments due on these debentures in the next five years.

The Trust is not consolidated with the Company. Accordingly, the Company reports the subordinated debentures held by the Trust as liabilities. The Company owns all of the common securities of the trust. The trust preferred securities issued by the trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the note has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.

Note 10 – Federal Income Taxes

The components of the federal income tax for the Company consisted of the following at December 31:

	2018	2017
	(dollars in thousands)
Current tax expense	$2,923	$3,369
Deferred tax benefit	(382)	1,284
Total tax expense	$2,541	$4,653

At December 31, 2018 the current net income tax payable was $216,000 and at December 31, 2017 the net income tax receivable was $200,000.

A reconciliation of the income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to the income before income taxes is as follows for the year ended December 31:

	2018		2017
	(dollars in thousands)
	Amount	Rate	Amount	Rate
Federal income tax at statutory rate	$2,571	21.0%	$3,431	34.0%
Effect of tax-exempt interest income	(70)	(0.6)	(120)	(1.2)
Stock-based compensation	42	0.3	68	0.7
Bank owned life insurance earnings	(39)	(0.3)	(63)	(0.6)
Other	37	0.3	42	0.4
Remeasurement of deferred tax assets for federal rate change	—	—	1,295	12.8
	$2,541	20.8%	$4,653	46.1%

The Company did not record or accrue any interest and penalties related to income taxes for the years ended December 31, 2018 or 2017.  The Company and Bank have entered into a tax allocation agreement, which provides that income taxes shall be allocated between the parties on a separate monthly basis.  The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

The net deferred tax asset consists of the following temporary differences and carryforward items at December 31:

	2018	2017
	(dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$1,975	$1,683
Net unrealized loss on available-for-sale securities	345	301
Deferred compensation	226	247
Accrued expenses	178	15
Nonqualified stock options	52	56
Allowance for unfunded commitments	64	44
Interest on nonaccrual loans	59	56
Deferred income	34	46
Total deferred tax assets	2,933	2,448

Deferred tax liabilities:
Depreciation and amortization	(415)	(356)
Total deferred tax liabilities	(415)	(356)
Net deferred tax asset	$2,518	$2,092

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is regularly assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon its analysis of available evidence, including recent profitability, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of December 31, 2018 will be fully realized and therefore no valuation allowance was recorded.

At December 31, 2018, the Company had no federal net operating loss carryforwards or tax credit carryforwards. The Company files federal income tax returns.  Federal tax returns for the 2015 tax year and later are open for examination. The total amount of unrecognized tax benefits, including interest and penalties, at December 31, 2018 was not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other things, the Act reduced the Company’s corporate federal tax rate from 34% to 21% effective January 1, 2018. As a result, the Company was required to re-measure, through income tax expense, its deferred tax assets and liabilities’ using the enacted rate that management expects going forward. The re-measurement of the Company’s net deferred tax asset resulted in additional income tax expense of approximately $1,295,000 for the year ended December 31, 2017.

Note 11 – Related Party Transactions

During 2018 and 2017, the Company had transactions made in the ordinary course of business with certain of its executive officers and directors. All loans included in such transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

A summary of loan transactions follows:

	2018	2017
	(dollars in thousands)
Beginning Balance January 1	$5,189	$3,989
Additions	6,831	2,260
Amounts Collected	(2,267)	(1,060)
Ending Balance December 31	$9,753	$5,189

The Company held deposits of $3,168,000 and $4,007,000 from directors, principal shareholders and executive officers at December 31, 2018 and 2017, respectively.

As discussed in Note 5, the Company leases two facilities from related parties. The Silver Lake facility is leased under a noncancelable operating lease from an entity that is owned by a director. The lease was renewed in 2018 and amended at a market rate for ten years, with two renewal options of five years each. Payments are $15,000 a month and increase annually based on changes in the Consumer Price Index. The director has a related party loan with the Company that is secured by the Silver Lake facility and totals $1,865,000 at December 31, 2018. The Everett branch facility is leased from a group of investors, one of which is a director. The Everett lease originated in 1997 for ten years and has been renewed through March 2024. Monthly rent under the Everett lease is $46,000 for the remaining lease term. Rents paid during 2018 and 2017 under these related party leases totaled $ 721,000 and $684,000, respectively.

Note 12 – Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not reflected in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheets.

At December 31, 2018 and 2017, the Company had a reserve for unfunded commitments of $304,000 and $210,000, respectively, included in other liabilities on the consolidated balance sheet.

Financial instruments whose contract amount represents credit risk were as follows at December 31:

	2018	2017
	(dollars in thousands)
Commitments to extend credit
Commercial and industrial	$47,033	$38,958
Construction - commercial real estate	33,128	3,343
Construction - residential real estate	30,269	27,447
Commercial real estate	12,871	4,757
Residential real estate	12,543	12,488
Other	656	846
Total commitments to extend credit	$136,500	$87,839
Standby letters of credit	$2,331	$2,004

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commercial and industrial loan commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. The type of collateral held varies but may include accounts receivable, inventory, property and equipment, and income- producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. No losses were incurred in 2018 or 2017 under these commitments.

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

Note 13 – Concentration of Credit Risk

Most of the Company’s business activity is with customers who are concentrated in the state of Washington. Investments in municipal securities involve governmental entities within the state. Generally, amounts placed or invested in bank accounts are insured by the FDIC up to $250,000 per bank. Uninsured deposits in bank accounts at December 31, 2018 and 2017, totaled $36,055,000 and $6,717,000, respectively.  Loans are generally limited, by state banking regulations, to 20% of the Bank’s capital and surplus. The Company manages asset quality and controls credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Company regularly utilizes real estate as collateral to reduce the risk of credit loss in the loan portfolio. As of December 31, 2018 and 2017, the Company has a concentration of credit in commercial real estate. Commercial real estate loans are typically secured by the Bank’s first lien position on the subject property. Standby letters of credit were granted primarily to commercial borrowers.

Note 14 - Stock-Based Compensation

Stock Options and Restricted Stock

On April 30, 2018, the Company’s shareholders approved the Coastal Financial Corporation 2018 Omnibus Incentive Plan (2018 Plan). The 2018 Plan authorizes the Company to grant awards, including but not limited to, stock options and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. The 2018 Plan replaces both the 2006 Plan and our Directors’ Stock Bonus Plan (2006 Plan). Existing awards will vest under the terms granted and no further awards will be made under these previous plans. Shares available to be granted under the 2018 plan were 487,000 at December 31, 2018.

Stock Option Awards

In January 2018, the Company granted 28,546 nonqualified stock options under the 2006 Plan to an employee, which vest ratably over 10 years. The Company also granted 87,500 qualified stock options under the 2006 Plan to employees, which vest ratably over 10 years. In October 2018, the Company granted 9,000 qualified stock options under the 2018 Plan to employees, which vest ratably over 7.5 years.

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

The following assumptions were used to estimate the value of options granted under the 2006 Plan and the 2018 Plan as applicable in the periods indicated:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Expected term	7.5 -10.0 years	10.0 years
Expected stock price volatility	31.06% - 41.89	43.41%
Risk-free interest rate	2.66% - 3.14%	2.51%
Expected dividends	Zero	Zero
Weighted average grant date fair value	$3.95 - $6.56	$3.70

A summary of stock option activity under the Company’s Plan during the year ended December 31, 2018:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	668,934	$6.12	6.36
Granted	125,046	7.74
Exercised	(58,400)	6.12
Forfeited or expired	(47,270)	6.54
Outstanding at December 31, 2018	688,310	$6.39	6.38	6,094,217
Vested or expected to vest at December 31, 2018	688,310	$6.39	6.38	6,094,217
Exercisable at December 31, 2018	214,114	$5.95	4.96	1,986,051

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the year ended December 31, 2018 was $193,000. The intrinsic value of options exercised during the year ended December 31, 2017 was not significant.

As of December 31, 2018, there was $1,610,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. Total unrecognized compensation costs is adjusted for unvested forfeitures. The Company expects to recognize that cost over a weighted-average period of approximately 6.8 years.   Compensation expense recorded related to stock options was $276,000 and $253,000 for the years ended December 31, 2018 and 2017, respectively.

Restricted Stock Awards

The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.

As of December 31, 2018 there was $67,000 of total unrecognized compensation cost related to nonvested restricted stock awards.  The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 7.7 years.  Compensation expense recorded related to restricted stock awards was $3,000 and $1,000 for the years ended December 31, 2018 and 2017, respectively.

A summary of the Company’s nonvested shares at December 31, 2018 and changes during the year is presented below:

Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested shares at December 31, 2017	1,400	$6.25
Granted	4,000	15.35
Forfeited	—	—
Vested	(200)	6.25
Nonvested shares at December 31, 2018	5,200	$12.32	$10,776

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

In January 2018, there were 4,405 shares granted to five directors at an estimated fair value of $7.10 per share. During 2017, there were 4,810 shares granted to five directors at an estimated fair value of $6.50 per share. Compensation expense recorded related to the Plan totaled $31,000 for the years ended December 31, 2018 and 2017.

Note 15 – Employee Benefit Plans

401(k) plan - The Company has a combined 401(k) and profit-sharing plan covering substantially all employees. Contributions to the 401(k) plan may consist of matching contributions for employees, who have completed one year or more of service. Matching contributions are usually equal to a percentage of employee compensation.

The Company determines and sets 401(k) contributions each year. Company matching contributions will be approved by the board of directors annually on a discretionary basis. In 2018 and 2017, the Company provided matching contributions totaling $436,000 and $398,000, respectively.

Deferred compensation plan - The Company established a deferred compensation plan in 2003 for certain management personnel. Two former employees were covered by this plan and the plan is now distributing benefits to these retired individuals. The plan was designed to help supplement retirement benefits for participants. The benefits may be funded by bank-owned life insurance policies. The life insurance policies had a cash surrender value of $6,688,000 and $6,500,000 at December 31, 2018 and 2017, respectively. Liabilities to employees, which are being accrued over the life of the participant’s Plan, were $1,078,000 and $1,175,000 at December 31, 2018 and 2017, respectively. Compensation expense related to this Plan was $78,000 and $85,000 for the years ended December 31, 2018 and 2017, respectively. Payments of accrued benefits totaling $175,000 were made during 2018 and 2017.

Note 16 - Regulatory Matters

Banks are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital and common equity Tier 1 capital to risk- weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (as defined). According to regulatory guidelines, only the amount of deferred tax assets that can be realized within the next 12 months based on projected taxable income is allowed in the computation. There were no disallowed deferred tax assets at December 31, 2018 and 2017.

Under the capital adequacy guidelines on the regulatory framework for prompt corrective action (as set forth in the table on the next page), the Bank met the criteria to be considered well capitalized as of December 31, 2018 and 2017. Such determination has been made based on the Bank’s Tier 1, common equity Tier 1 total capital, and leverage ratios. There have been no conditions or events since December 31, 2018, that management believes would change the Bank’s category.

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2018 was 1.875% and for 2017 was 1.25%. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes the Bank exceeds all capital adequacy requirements to which they are subject, including the Basel III rules, as of December 31, 2018.

The Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2018
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Consolidated	$110,307	13.70%	$36,238	4.50%	$52,343	6.50%
Bank Only	103,597	12.84%	36,294	4.50%	52,425	6.50%
Leverage Capital (to average assets)
Consolidated	113,807	12.46%	36,529	4.00%	45,661	5.00%
Bank Only	103,597	11.35%	36,524	4.00%	45,655	5.00%
Tier I Capital (to risk-weighted assets)
Consolidated	113,807	14.13%	48,317	6.00%	64,423	8.00%
Bank Only	103,597	12.84%	48,392	6.00%	64,253	8.00%
Total Capital (to risk-weighted assets)
Consolidated	133,518	16.58%	64,423	8.00%	80,528	10.00%
Bank Only	113,308	14.05%	64,523	8.00%	80,653	10.00%
December 31, 2017
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Consolidated	$66,494	9.98%	$29,990	4.50%	$43,319	6.50%
Bank Only	77,756	11.67%	29,984	4.50%	43,311	6.50%
Leverage Capital (to average assets)
Consolidated	69,994	8.95%	31,286	4.00%	39,107	5.00%
Bank Only	77,756	9.94%	31,280	4.00%	39,099	5.00%
Tier I Capital (to risk-weighted assets)
Consolidated	69,994	10.50%	39,987	6.00%	53,316	8.00%
Bank Only	77,756	11.67%	39,979	6.00%	53,306	8.00%
Total Capital (to risk-weighted assets)
Consolidated	88,222	13.24%	53,316	8.00%	66,645	10.00%
Bank Only	85,983	12.90%	53,306	8.00%	66,632	10.00%

Note 16 - Shareholders’ Equity

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

During 2017, the Articles of Incorporation of the Company were amended to increase the total authorized preferred stock from 500,000 shares to 25,000,000 shares. There were no shares of preferred stock issued and outstanding at December 31, 2018 and 2017.

During 2017, the Articles of Incorporation of the Company were amended to increase total authorized common shares to 300,000,000 shares, an increase of 200,000,000 from the 100,000,000 common shares previously authorized. At December 31, 2018 and December 31, 2017, there were 11,893,203 and 8,887,457 common shares issued and outstanding.

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

During 2017, the Articles of Incorporation of the Company were amended to provide that up to 100,000,000 shares of common stock, out of the 300,000,000 shares authorized, may be designated as Class C nonvoting common shares. On September 26, 2018, 261,444 Class C shares were exchanged for common stock on terms and conditions approved by the Company’s board of directors. There were zero and 261,444 shares of Class C nonvoting common stock issued and outstanding, at December 31, 2018 and 2017, respectively.

Note17 - Fair Value Measurements

The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	December 31, 2018		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$16,315	$16,315	$16,315	$—	$—
Interest earning deposits with other banks	109,467	109,467	109,467	—	—
Investment securities	37,922	37,865	33,241	4,624	—
Other investments	3,766	3,766	—	3,766	—
Loans receivable, net (1)	758,491	743,354	—	—	743,354
Accrued interest receivable	2,526	2,526	—	2,526	—
Financial liabilities
Deposits (1)	$803,614	802,645	$—	$802,645	$—
FHLB advances	20,000	20,000	—	20,000	—
Subordinated debt	9,965	9,804	—	9,804	—
Junior subordinated debentures	3,581	3,265	—	3,265	—
Capital lease	76	74	—	74	—
Accrued interest payable	279	279	—	279	—

(1)	The estimated fair value of loans receivable, net and deposits for December 31, 2018 reflect exit price assumptions. The December 31, 2017 fair value estimates may not reflect exit price assumptions.

	December 31, 2017		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$13,787	$13,787	$13,787	$—	$—
Interest earning deposits with other banks	75,964	75,891	75,891	—	—
Investment securities	38,336	38,301	33,396	4,905	—
Other investments	3,680	3,680	—	3,680	—
Loans receivable, net	648,771	636,334	—	—	636,334
Accrued interest receivable	2,274	—	—	2,274	—
Financial liabilities
Deposits	$703,295	$702,525	$—	$702,525	$—
FHLB advances	20,000	20,000	—	20,000	—
Subordinated debt	9,950	9,601	—	9,601	—
Junior subordinated debentures	3,579	2,978	—	2,978	—
Capital lease	137	134	—	134	—
Accrued interest payable	228	—	—	228	—

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

Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
December 31, 2018
Available-for-sale
U.S. Treasury securities	$33,241	$—	$—	$33,241
U.S. Government agencies	—	2,957	—	2,957
U.S. Agency collateralized mortgage obligations	—	169	—	169
U.S. Agency residential mortgage-backed securities	—	38	—	38
Municipals	—	255	—	255
	$33,241	$3,419	$—	$36,660

December 31, 2017
Available-for-sale
U.S. Treasury securities	$33,396	$—	$—	$33,396
U.S. Government agencies	—	2,970	—	2,970
U.S. Agency collateralized mortgage obligations	—	260	—	260
U.S. Agency residential mortgage-backed securities	—	81	—	81
Municipals	—	220	—	220
	$33,396	$3,531	$—	$36,927

The following methods were used to estimate the fair value of the class of financial instruments above:

Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2018 and December 31, 2017. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets measured at fair value using significant unobservable inputs (Level 3)

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the dates indicated:

	Valuation Technique	Unobservable Inputs	December 31, 2018 Weighted Average Rate	December 31, 2017 Weighted Average Rate
Impaired loans	Collateral valuations	Discount to appraised value	9%	13%

Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
December 31, 2018
Impaired loans	$—	$—	$493	$493
Total	$—	$—	$493	$493

December 31, 2017
Impaired loans	$—	$—	$508	$508
Total	$—	$—	$508	$508

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

Note 18 – Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income.  The following table presents the Company’s noninterest income by revenue stream for the years ended December 31:

	2018	2017
	(dollars in thousands)
Deposit service charges
Overdraft fees	$464	$436
Other	706	502
Interchange income	1,436	1,262
Wholesale banking income	709	—
Loan referral fees	618	439
Merchant service fees	455	417
Gain on sale of loans (1)	264	102
Mortgage broker fees	215	255
Earnings on life insurance (1)	188	185
Loan servicing fees (1)	138	100
Lease and sublease income (1)	81	223
Other (2)	193	233
Total noninterest income	$5,467	$4,154

(1) Not within the scope of Topic 606.
(2) Includes the following immaterial income streams that are within the scope of Topic 606: wire transfer fees, annuity fees, brokerage fees, and credit card revenue.

A description of the Company’s revenue streams accounted for under Topic 606 is as follows:

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

Wholesale Banking Service Fees: The Company earns fees, governed by contract arrangements, for providing banking services to customers of a third party company. Fees are recorded gross and recognized on a monthly basis, as earned.

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

Note 19 - Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Year ended
	December 31, 2018	December 31, 2017
	(dollars in thousands, except share data)
Net Income	$9,701	$5,436
Basic weighted average number common shares outstanding	10,440,740	9,234,490
Dilutive effect of share-based compensation	168,024	3,176
Diluted weighted average number common shares outstanding	10,608,764	9,237,666
Basic earnings per share	$0.93	$0.59
Diluted earnings per share	$0.91	$0.59

For year ended December 31, 2018 and 2017 options to purchase an additional 9,000 and 648,936 shares of common stock, respectively, were not included in the computation of diluted earnings per common share because their effect resulted in them being antidilutive.

Note 20 – Parent Company Only Condensed Financial Information

Condensed financial information of Coastal Financial Corporation follows:

	December 31,	December 31,
	2018	2017
ASSETS
Cash	$20,252	$2,252
Investment in trust equities	109	109
Investment in subsidiaries	102,445	76,972
Other assets	6	23
TOTAL ASSETS	$122,812	$79,356
LIABILITIES AND SHAREHOLDERS' EQUITY
Junior subordinated debentures, net of issuances costs	$3,581	$3,579
Subordinated debt, net of debt issuance costs	9,965	9,950
Interest and dividends payable	103	102
Other liabilities	7	14
Shareholders' equity	109,156	65,711
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$122,812	$79,356

	Year ended December 31,
	2018	2017
INCOME
Interest bearing deposits	$5	$4
Total income	5	4
EXPENSE
Interest expense	744	709
Other expenses	85	88
Total expense	829	797
Loss before income taxes and undistributed net income of subsidiary	(824)	(793)
Equity in undistributed income of consolidated subsidiaries	10,360	5,975
Income tax benefit	(165)	(254)
NET INCOME	$9,701	$5,436

	Year ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,701	$5,436
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed income of consolidated subsidiaries	(10,360)	(5,975)
Stock-based compensation	31	31
Decrease in other assets	18	12
Increase in other liabilities	10	18
Net cash used by operating activities	(600)	(478)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(15,000)	—
Net cash used by investing activities	(15,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net	33,243	—
Proceeds from exercise of stock options	357	24
Repurchase of common stock	—	(3)
Net cash provided by financing activities	33,600	21
NET CHANGE IN CASH	18,000	(457)
Cash, beginning of year	2,252	2,709
Cash, end of year	$20,252	$2,252