Form 10-Q
period 2019-03-31
COASTAL FINANCIAL CORP
filed 2019-05-13
CIK 1437958

No

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, no par value per share	CCB	The Nasdaq Stock Market LLC

As of May 13, 2019, there were 11,906,335 shares of the registrant’s common stock outstanding.

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

Factors that may affect our results are disclosed in “Item 1A. Risk Factors” in Part II of this report and in the section titled “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2018, including the Risk Factors section of that report, and in its other SEC reports.  Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the overall health of the local and national real estate market; the credit risk associated with our loan portfolio, and specifically with our commercial real estate loans; business and economic conditions generally and in the financial services industry, nationally and within our market area; our ability to maintain an adequate level of allowance for loan losses; our ability to successfully manage liquidity risk; our ability to implement our growth strategy and manage costs effectively; the composition of our senior leadership team and our ability to attract and retain key personnel; changes in market interest rates and impacts of such changes on our profits and business; the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; interruptions involving our information technology and telecommunications systems or third-party servicers; our ability to maintain our reputation; increased competition in the financial services industry; regulatory guidance on commercial lending concentrations; the effectiveness of our risk management framework; the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject; the extensive regulatory framework that applies to us; the impact of recent and future legislative and regulatory changes; fluctuations in the value of the securities held in our securities portfolio; governmental monetary and fiscal policies; material weaknesses in our internal control over financial reporting; and our success at managing the risks involved in the foregoing items.

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

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)

ASSETS
	March 31,	December 31,
	2019	2018
Cash and due from banks	$21,176	$16,315
Interest earning deposits with other banks (restricted cash of $23,728 and $24,004 at March 31, 2019 and December 31, 2018, respectively)	236,483	109,467
Investment securities, available for sale, at fair value	36,970	36,660
Investment securities, held to maturity, at amortized cost	1,247	1,262
Other investments	3,600	3,766
Loans receivable	791,072	767,899
Allowance for loan losses	(9,915)	(9,407)
Total loans receivable, net	781,157	758,492
Premises and equipment, net	13,017	13,167
Operating lease right-of-use assets	9,305	-
Accrued interest receivable	2,505	2,526
Bank-owned life insurance, net	6,735	6,688
Deferred tax asset, net	2,496	2,518
Other assets	1,399	1,249
Total assets	$1,116,090	$952,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$976,496	$803,614
Federal Home Loan Bank (FHLB) advances	-	20,000
Subordinated debt
Principal amount $10,000 (less unamortized debt issuance costs of $32 and $35 at March 31, 2019 and December 31, 2018, respectively)	9,968	9,965
Junior subordinated debentures
Principal amount $3,609 (less unamortized debt issuance costs of $28 at March 31, 2019 and December 31, 2018)	3,581	3,581
Deferred compensation	1,052	1,078
Accrued interest payable	343	279
Operating lease liabilities	9,471	-
Other liabilities	2,814	4,437
Total liabilities	1,003,725	842,954
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at March 31, 2019 and December 31, 2018; issued and outstanding: zero shares at March 31, 2019 and December 31, 2018	-	-
Common stock, no par value:
Authorized: 300,000,000 shares at March 31, 2019 and December 31, 2018; 11,902,715 voting shares at March 31, 2019 issued and outstanding and 11,893,203 voting shares at December 31, 2018 issued and outstanding	86,579	86,431
Retained earnings	26,829	24,021
Accumulated other comprehensive loss, net of tax	(1,043)	(1,296)
Total shareholders’ equity	112,365	109,156
Total liabilities and shareholders’ equity	$1,116,090	$952,110

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except for per share data)

	Three months ended March 31,
	2019	2018
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$10,419	$8,189
Interest on interest earning deposits with other banks	808	255
Interest on investment securities	153	152
Dividends on other investments	14	11
Total interest income	11,394	8,607
INTEREST EXPENSE
Interest on deposits	1,436	646
Interest on borrowed funds	191	183
Total interest expense	1,627	829
Net interest income	9,767	7,778
PROVISION FOR LOAN LOSSES	540	501
Net interest income after provision for loan losses	9,227	7,277
NONINTEREST INCOME
Deposit service charges and fees	726	687
Wholesale banking service fees	446	-
Loan referral fees	633	130
Mortgage broker fees	85	37
Sublease and lease income	10	57
(Loss) gain on sales of loans, net	(11)	64
Other income	95	132
Total noninterest income	1,984	1,107
NONINTEREST EXPENSE
Salaries and employee benefits	4,558	3,735
Occupancy	994	823
Data processing	529	479
Director and staff expenses	240	144
Excise taxes	165	124
Marketing	94	57
Legal and professional fees	409	80
Federal Deposit Insurance Corporation (FDIC) assessments	75	85
Business development	102	88
Other expense	496	452
Total noninterest expense	7,662	6,067
Income before provision for income taxes	3,549	2,317
PROVISION FOR INCOME TAXES	741	474
NET INCOME	$2,808	$1,843
Basic earnings per common share	$0.24	$0.20
Diluted earnings per common share	$0.23	$0.20
Weighted average number of common shares outstanding:
Basic	11,884,107	9,241,620
Diluted	12,183,234	9,247,209

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three months ended March 31,
	2019	2018
NET INCOME	$2,808	$1,843
OTHER COMPREHENSIVE INCOME (LOSS), before tax
Securities available-for-sale
Unrealized holding gain (loss) during the quarter	321	(883)
Income tax benefit (provision) related to unrealized holding gain (loss)	(68)	185
OTHER COMPREHENSIVE INCOME (LOSS), net of tax	253	(698)
COMPREHENSIVE INCOME	$3,061	$1,145

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2017	9,248,898	$52,521	$14,134	$(944)	$65,711
Net income	-	-	1,843	-	1,843
Reclassification of stranded tax effect due to federal tax rate change	-	-	186	(186)	-
Issuance of restricted stock awards	4,405	-	-	-	-
Stock-based compensation	-	71	-	-	71
Other comprehensive loss	-	-	-	(698)	(698)
BALANCE, March 31, 2018	9,253,303	$52,592	$16,163	$(1,828)	$66,927

BALANCE, December 31, 2018	11,893,203	$86,431	$24,021	$(1,296)	$109,156
Net income	-	-	2,808	-	2,808
Issuance of restricted stock awards	2,352	-	-	-	-
Exercise of stock options	7,160	42	-	-	42
Stock-based compensation	-	106	-	-	106
Other comprehensive income	-	-	-	253	253
BALANCE, March 31, 2019	11,902,715	$86,579	$26,829	$(1,043)	$112,365

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,808	$1,843
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	540	501
Depreciation and amortization	304	254
Decrease in operating lease right-of-use assets	244	-
Decrease in operating lease liabilities	(205)	-
Loss (gain) on sales of loans	11	(64)
Net discount accretion on investment securities	(7)	(3)
Stock-based compensation	106	71
Bank-owned life insurance earnings	(47)	(46)
Deferred tax expense	(45)	(40)
Net change in other assets and liabilities	(1,584)	188
Total adjustments	(683)	861
Net cash provided by operating activities	2,125	2,704
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in interest earning deposits with other banks	(127,292)	(5,523)
Purchase of other investments, net	166	(86)
Principal paydowns of investment securities available-for-sale	18	36
Principal paydowns of investment securities held-to-maturity	14	82
Purchase of participation loans	(7,000)	-
Purchase of loans	-	(5,469)
Increase in loans receivable, net	(16,216)	(16,289)
Purchases of premises and equipment, net	(154)	(133)
Net cash used by investing activities	(150,464)	(27,382)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and money market, and savings	174,657	25,122
Net decrease in time deposits	(1,775)	(1,149)
Net repayments from short term FHLB borrowing	(20,000)	-
Proceeds from exercise of stock options	42	-
Net cash provided by financing activities	152,924	23,973
NET INCREASE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	4,585	(705)
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	40,319	31,119
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of quarter	$44,904	$30,414
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$1,563	$828
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$321	$(883)
In conjunction with the adoption of ASU 2016-02 as detailed in Note 6 to the Unaudited Condensed Consolidated Financial Statements, the following assets and liabilities were recognized:
Operating lease right-of-use assets	$9,549	$-
Operating lease liabilities	$9,714	$-

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

The Company provides a full range of banking services to small and medium-sized businesses, professionals, and individuals throughout the greater Puget Sound area through its 14 branches in Snohomish, Island, and King Counties, the Internet, and its mobile banking application. The Bank’s main branch and the headquarters of the Bank and Company are located in Everett, Washington. The Bank’s deposits are insured in whole or in part by the FDIC. The Bank’s loans and deposits are primarily within the greater Puget Sound area, and the Bank’s primary funding source is deposits from customers. The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.

Financial statement presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim reporting requirements and with instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual report on Form 10-K as filed with the U.S. Securities and Exchange Commission (SEC) on March 28, 2019. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for future periods.

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

Subsequent Events - The Company has evaluated events and transactions subsequent to March 31, 2019 for potential recognition or disclosure.

Accounting policies – Our complete accounting policies are described in Note 1, summary of significant accounting policies of the Company’s audited consolidated financial statements as of and for the years ended December 31, 2018 and 2017 included in the Company’s Annual Report Form 10-K filed with the SEC on March 28, 2019.

Reclassifications - Certain amounts reported in prior quarters' consolidated financial statements have been reclassified to conform to the current presentation with no effect on stockholders’ equity or net income.

Note 2 - Recent accounting standards

Accounting Standards Adopted in 2019

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 was effective for us on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. We have elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and have not restated comparative periods.

Our operating leases relate primarily to office space and bank branches. As a result of implementing ASU 2016-02, we recognized an operating lease right-of-use ("ROU") asset of $9.5 million and an operating lease liability of $9.7 million on January 1, 2019, with no impact on our consolidated statement of income or consolidated statement of cash flows compared to the prior lease accounting model. The ROU asset and operating lease liability are recorded on the face on the consolidated balance sheets. See Note 6 - Leases for additional information.

  In May 2018, the FASB issued ASU No. 2018-06, Codification Improvements to Topic 942, Financial Services - Depository and Lending. This ASU updates outdated guidance related to the Office of Comptroller of the Currency’s (OCC) Banking Circular 202, Accounting for Net Deferred Tax Charges, as the guidance has been rescinded by OCC and is no longer relevant. The amendments in this ASU are effective immediately. The adoption of ASU No. 2018-06 did not have a material impact on the Company's consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.  This ASU was issued to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  Previously, these awards were recorded at the fair value of consideration received or the fair value of the equity instruments issued and was measured as of the earlier of the commitment date or the date performance was completed. The amendments in this ASU require the awards to be measured at the grant-date fair value of the equity instrument.  ASU No. 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption was permitted, but no earlier than an entity's adoption of Topic 606.  The adoption of ASU No. 2018-07 did not have a material impact on the Company's consolidated financial statements.

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

Note 3 - Investment Securities

The amortized cost and fair values of investment securities at the date indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
March 31, 2019
Available-for-sale
U.S. Treasury securities	$34,840	$-	$(1,285)	$33,555
U.S. Government agencies	3,000	-	(32)	2,968
U.S. Agency collateralized mortgage obligations	156	-	(2)	154
U.S. Agency residential mortgage-backed securities	36	-	-	36
Municipals	258	-	(1)	257
Total available-for-sale securities	38,290	-	(1,320)	36,970
Held-to-maturity
U.S. Agency residential mortgage-backed securities	1,247	-	(37)	1,210
Total investment securities	$39,537	$-	$(1,357)	$38,180

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2018
Available-for-sale
U.S. Treasury securities	$34,831	$-	$(1,590)	$33,241
U.S. Government agencies	3,000	-	(43)	2,957
U.S. Agency collateralized mortgage obligations	172	-	(3)	169
U.S. Agency residential mortgage-backed securities	39	-	(1)	38
Municipals	259	-	(4)	255
Total available-for-sale securities	38,301	-	(1,641)	36,660
Held-to-maturity
U.S. Agency residential mortgage-backed securities	1,262	-	(57)	1,205
Total investment securities	$39,563	$-	$(1,698)	$37,865

The amortized cost and fair value of debt securities at March 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers or the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are shown separately, since they are not due at a single maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
March 31, 2019
Amounts maturing in
One year or less	$3,000	$2,968	$-	$-
After one year through five years	25,115	24,217	-	-
After five years through ten years	9,983	9,595	-	-
	38,098	36,780	-	-
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	192	190	1,247	1,210
	$38,290	$36,970	$1,247	$1,210

Investment securities with carrying values of $19,646,000 and $19,678,000 at March 31, 2019 and December 31, 2018 respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

There were no sales of investment securities during the three months ended March 31, 2019 and March 31, 2018.

Information pertaining to securities with gross unrealized losses at the dates indicated, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
March 31, 2019
Available-for-sale
U.S. Treasury securities	$-	$-	$33,555	$(1,285)	$33,555	$(1,285)
U.S. Government agencies	-	-	2,968	(32)	2,968	(32)
U.S. Agency collateralized mortgage obligations	-	-	154	(2)	154	(2)
Municipals	-	-	257	(1)	257	(1)
Total available-for-sale securities	-	-	36,934	(1,320)	36,934	(1,320)
Held-to-maturity
U.S. Agency residential mortgage-backed securities	-	-	1,210	(37)	1,210	(37)
Total investment securities	$-	$-	$38,144	$(1,357)	$38,144	$(1,357)
December 31, 2018
Available-for-sale
U.S. Treasury securities	$-	$-	$33,241	$(1,590)	$33,241	$(1,590)
U.S. Government agencies	-	-	2,957	(43)	2,957	(43)
U.S. Agency collateralized mortgage obligations	-	-	169	(3)	169	(3)
Municipals	-	-	255	(4)	255	(4)
U.S. Agency residential mortgage-backed securities	38	(1)	-	-	38	(1)
Total available-for-sale securities	38	(1)	36,622	(1,640)	36,660	(1,641)
Held-to-maturity
U.S. Agency residential mortgage-backed securities	-	-	1,205	(57)	1,205	(57)
Total investment securities	$38	$(1)	$37,827	$(1,697)	$37,865	$(1,698)

At March 31, 2019 and December 31, 2018, there were 11 and 12 securities in an unrealized loss position, respectively. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. The Company does not consider these securities to be other than temporarily impaired at March 31, 2019 and December 31, 2018.

Note 4 - Loans and Allowance for Loan Losses

The composition of the loan portfolio is as follows as of the periods indicated:

	March 31,	December 31,
	2019	2018
	(dollars in thousands)
Commercial and industrial loans	$92,248	$90,390
Real estate loans:
Construction, land, and land development	65,686	64,045
Residential real estate	94,743	94,745
Commercial real estate	535,896	515,959
Consumer and other loans	3,583	3,584
Gross loans receivable	792,156	768,723
Net deferred origination fees and premiums	(1,084)	(824)
Loans receivable	$791,072	$767,899

Included in consumer and other loans are overdrafts of $30,000 and $36,000 at March 31, 2019 and December 31, 2018, respectively. The Company has pledged loans totaling $156,713,000 and $155,029,000 at March 31, 2019 and December 31, 2018, respectively, for borrowing lines at the FHLB and Federal Reserve Bank (FRB).

The balance of Small Business Administration (SBA) loans and participations serviced for others totaled $25,105,000 and $24,878,000 at March 31, 2019 and December 31, 2018, respectively.

The Company, at times, purchases individual loans at fair value as of the acquisition date. Purchased loans with remaining balances totaled $43,960,000 and $45,368,000 as of March 31, 2019 and December 31, 2018, respectively. Unamortized premiums totaled $687,000 and $701,000 as of March 31, 2019 and December 31, 2018, respectively, and are amortized into interest income over the life of the loans.

The Company has purchased participation loans with remaining balances totaling $46,829,000 and $36,561,000 as of March 31, 2019 and December 31, 2018, respectively.

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

Construction, land and land development loans - We originate loans for the construction of 1-4 family, multifamily, and Commercial Real Estate (CRE) properties in our market area. Construction loans are considered to have higher risks due to construction completion and timing risk, the ultimate repayment being sensitive to interest rate changes, government regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans, as adverse economic conditions may negatively impact the real estate market, which could affect the borrower’s ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change. We occasionally originate land loans for the purpose of facilitating the ultimate construction of a home or commercial building. The primary risks include the borrower’s ability to pay and the inability of the Company to recover its investment due to a material decline in the fair value of the underlying collateral.

Residential real estate loans - Residential real estate loans include various types of loans for which the Company holds real property as collateral. Included in this segment are multi-family loans, first lien single family loans, which we occasionally purchase to diversify our loan portfolio, and rental portfolios secured by one-to-four family homes. The primary risks of residential real estate loans include the borrower’s inability to pay, material decreases in the value of the collateral, and significant increases in interest rates which may make the loan unprofitable.

Commercial real estate (includes owner occupied and nonowner occupied) loans - Commercial real estate loans include various types of loans for which the Company holds real property as collateral. The primary risks of commercial real estate loans include the borrower’s inability to pay, material decreases in the value of the collateralized real estate and significant increases in interest rates, which may make the real estate loan unprofitable. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.

Consumer and other loans - We originate a limited number of consumer loans, generally for banking customers only, which consist primarily of home equity lines of credit, saving account secured loans, and auto loans. This loan category also includes overdrafts. Repayment of these loans is dependent on the borrower’s ability to pay and the fair value of the underlying collateral.

The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
March 31, 2019
Commercial and industrial loans	$268	$1,241	$1,509	$90,739	$92,248	$748
Real estate loans:
Construction, land and land development	-	-	-	65,686	65,686	-
Residential real estate	-	71	71	94,672	94,743	-
Commercial real estate	159	-	159	535,737	535,896	-
Consumer and other loans	6	2	8	3,575	3,583	-
	$433	$1,314	$1,747	$790,409	$792,156	$748
Less net deferred origination fees					(1,084)
Loans receivable					$791,072

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2018
Commercial and industrial loans	$171	$494	$665	$89,725	$90,390	$-
Real estate loans:
Construction, land and land development	823	-	823	63,222	64,045	-
Residential real estate	-	72	72	94,673	94,745	-
Commercial real estate	-	-	0	515,959	515,959	-
Consumer and other loans	2	-	2	3,582	3,584	-
	$996	$566	$1,562	$767,161	768,723	$-
Less net deferred origination fees					(824)
Loans receivable					$767,899

A summary of information pertaining to impaired loans as of the period indicated:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	(dollars in thousands)
March 31, 2019
Commercial and industrial loans	$766	$493	$-	$493	$-
Real estate loans:
Residential real estate	74	71	-	71	-
Total	$840	$564	$-	$564	$-

December 31, 2018
Commercial and industrial loans	$766	$493	$-	$493	$-
Real estate loans:
Residential real estate	74	72	-	72	-
Commercial real estate	1,491	1,261	-	1,261	-
Total	$2,331	$1,826	$-	$1,826	$-

The following tables summarize our average recorded investment and interest income recognized on impaired loans by loan class for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019		March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial and industrial loans	$588	$-	$396	$-
Real estate loans:
Residential real estate	73	-	-	-
Commercial real estate	658	-	1,303	-
Total	$1,319	$-	$1,699	$-

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

The following table presents troubled debt restructurings by accrual versus nonaccrual status and by loan class as of December 31, 2018.  The troubled debt restructuring outstanding as of December 31, 2018 was paid off in the first quarter of 2019, therefore there were no troubled debt restructurings as of March 31, 2019.

	Accrual Status	Nonaccrual Status	Total Restructured Loans
	(dollars in thousands)
December 31, 2018
Commercial real estate	$-	$1,261	$1,261

No loans were restructured in the three months ended March 31, 2019 and March 31, 2018 that qualified as troubled debt restructurings. The Company has no commitments to loan additional funds to borrowers whose loans were classified as troubled debt restructurings at March 31, 2019, as there were no outstanding troubled debt restructurings at March 31, 2019.

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

An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	March 31,	December 31,
	2019	2018

Commercial and industrial loans	$493	$493
Real estate loans:
Residential real estate	71	72
Commercial real estate	-	1,261
Consumer and other loans	2	-
Total nonaccrual loans	$566	$1,826

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

Loans by credit quality risk rating are as follows as of the periods indicated:

	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
March 31, 2019
Commercial and industrial loans	$86,743	$3,838	$1,667	$-	$92,248
Real estate loans:
Construction, land, and land development	63,150	2,536	-	-	65,686
Residential real estate	94,252	420	71	-	94,743
Commercial real estate	533,371	2,525	-	-	535,896
Consumer and other loans	3,583	-	-	-	3,583
	$781,099	$9,319	$1,738	$-	792,156
Less net deferred origination fees					(1,084)
Loans receivable					$791,072

December 31, 2018
Commercial and industrial loans	$84,859	$3,908	$1,623	$-	$90,390
Real estate loans:
Construction, land, and land development	55,666	8,379	-	-	64,045
Residential real estate	94,548	125	72	-	94,745
Commercial real estate	512,151	2,547	1,261	-	515,959
Consumer and other loans	3,584	-	-		3,584
	$750,808	$14,959	$2,956	$-	768,723
Less net deferred origination fees					(824)
Loans receivable					$767,899

Allowance for Loan Losses

The Company’s allowance for loan losses (ALLL) covers estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated probable losses inherent in the remainder of the loan portfolio. The ALLL is prepared using the information provided by the Company’s credit review process together with data from peer institutions and economic information gathered from published sources.

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

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio, as of and for the three months ended March 31, 2019:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Three Months Ended March 31, 2019
ALLL balance, December 31, 2018	$2,039	$1,806	$1,647	$2,648	$77	$1,190	$9,407
Provision for loan losses or (recapture)	29	46	(24)	131	6	352	540
	2,068	1,852	1,623	2,779	83	1,542	9,947
Loans charged-off	-	-	-	(29)	(5)	-	(34)
Recoveries of loans previously charged-off	1	-	-	-	1	-	2
Net (charge-offs) recoveries	1	-	-	(29)	(4)	-	(32)
ALLL balance, March 31, 2019	$2,069	$1,852	$1,623	$2,750	$79	$1,542	$9,915

As of March 31, 2019
ALLL amounts allocated to
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	2,069	1,852	1,623	2,750	79	1,542	9,915
ALLL balance, March 31, 2019	$2,069	$1,852	$1,623	$2,750	$79	$1,542	$9,915
Loans individually evaluated for impairment	$493	$-	$71	$-	$-		$564
Loans collectively evaluated for impairment	91,755	65,686	94,672	535,896	3,583		791,592
Loan balance, March 31, 2019	$92,248	$65,686	$94,743	$535,896	$3,583		$792,156

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio, as of and for the three months ended March 31, 2018:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Three months ended March 31, 2018
Beginning balance, December 31, 2017	$1,864	$1,063	$1,343	$2,014	$43	$1,690	$8,017
Provision for loan losses or (recapture)	172	70	(15)	158	13	103	501
	2,036	1,133	1,328	2,172	56	1,793	8,518
Loans charged-off	(9)	-	-	(84)	(5)	-	(98)
Recoveries of loans previously charged-off	1	-	-	-	2	-	3
Net (charge-offs) recoveries	(8)	-	-	(84)	(3)	-	(95)
ALLL balance, March 31, 2018	$2,028	$1,133	$1,328	$2,088	$53	$1,793	$8,423
As of March 31, 2018
ALLL amounts allocated to
Individually evaluated for impairment	$241	$-	$-	$-	$-	$-	$241
Collectively evaluated for impairment	1,787	1,133	1,328	2,088	53	1,793	8,182
ALLL Balance, March 31, 2018	$2,028	$1,133	$1,328	$2,088	$53	$1,793	$8,423
Loans individually evaluated for impairment	$1,133	$-	$352	$1,303	$-		$2,788
Loans collectively evaluated for impairment	85,586	44,970	90,272	452,624	2,558		676,010
Loan balance, March 31, 2018	$86,719	$44,970	$90,624	$453,927	$2,558		$678,798

The following tables summarizes the allocation of the ALLL attributed to various segments in the loan portfolio as of December 31, 2018:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
As of December 31, 2018
ALLL amounts allocated to
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	2,039	1,806	1,647	2,648	77	1,190	9,407
ALLL balance, December 31, 2018	$2,039	$1,806	$1,647	$2,648	$77	$1,190	$9,407
Loans individually evaluated for impairment	$493	$-	$72	$1,261	$-		$1,826
Loans collectively evaluated for impairment	89,897	64,045	94,673	514,698	3,584		766,897
Loan balance, December 31, 2018	$90,390	$64,045	$94,745	$515,959	$3,584		$768,723

Note 5 - Deposits

The composition of consolidated deposits consisted of the following at the periods indicated:

	March 31,	December 31,
	2019	2018

Demand, noninterest bearing	$296,247	$293,525
Now and money market	532,734	360,473
Savings	52,246	52,572
Time deposits less than $250,000	60,728	62,272
Time deposits $250,000 and over	34,541	34,772
Total deposits	$976,496	$803,614

The Company held $164,604,000 and $10,521,000 in brokered NOW and money market accounts as of March 31, 2019 and December 31, 2018, respectively.  These brokered deposits were held at the request of a wholesale banking services customer until that customer could transfer them to their deposit provider.  On April 9, 2019, that customer transferred $157.1 million of these temporary deposits to their deposit provider.

The following table presents the maturity distribution of time deposits as of March 31, 2019 (dollars in thousands):

Twelve months	$68,351
One to two years	16,934
Two to three years	6,974
Three to four years	2,185
Four to five years	825
$95,269

Note 6 - Leases

The Company has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception.

The Company adopted the provisions of ASU 2016-02 (Topic 842) on January 1, 2019. Operating lease right-of-use (“ROU”) assets represent a right to use an underlying asset for the contractual lease term. Operating lease liabilities represent an obligation to make lease payments arising from the lease. Upon adoption, operating lease ROU assets totaling $9.5 million and operating lease liabilities totaling $9.7 million were recognized in our Unaudited Consolidated Balance Sheets for leases that existed at the adoption date, based on the present value of lease payments over the remaining lease term.  ROU assets are further adjusted for lease incentives.  Operating leases entered into after the adoption date will be recognized as an operating lease ROU asset and operating lease liability at the commencement date of the new lease.

The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating lease liabilities. The weighted average discount rate used to discount operating lease liabilities at March 31, 2019 was 3.33%.

The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantees.

Operating leases with terms of 12 months or less are not included in ROU assets and operating lease liabilities recorded in our consolidated balance sheets. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis. As of March 31, 2019, the Company does not have any leases that have not yet commenced. The Company has entered into a sublease agreement that will commence in June 2019.  At March 31, 2019, lease expiration dates ranged from two to 26 years, with additional renewal options on certain leases typically ranging from 5 to 10 years. At March 31, 2019, the weighted average remaining lease term for the Company’s operating leases was 11.5 years.

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $371,000 and $283,000, respectively, for the three months ended March 31, 2019 and 2018. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew, at March 31, 2019:

March 31,
(dollars in thousands)	2019
April 1, 2019 to December 31, 2019	$994
2020	1,328
2021	1,315
2022	1,340
2023	1,314
2024 and thereafter	4,949
Total lease payments	11,240
Less: amounts representing interest	1,769
Present value of lease liabilities	$9,471

The following table presents the components of total lease expense and operating cash flows:

March 31,
(dollars in thousands)	2019
Lease expense:
Operating lease expense	$333
Variable lease expense	$38
Total lease expense (1)	$371
Cash paid:
Cash paid reducing operating lease liabilities	$370

(1) Included in net occupancy expense in the Condensed Consolidated Statements of Income (Unaudited)

Note 7 - Stock-Based Compensation

Stock Options and Restricted Stock

On April 30, 2018, the Company’s shareholders approved the Coastal Financial Corporation 2018 Omnibus Incentive Plan (2018 Plan). The 2018 Plan authorizes the Company to grant awards, including but not limited to, stock options and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. The 2018 Plan replaces both the Company’s 2006 Stock Option and Equity Compensation Plan (2006 Plan) and its Directors’ Stock Bonus Plan.  Existing awards will vest under the terms granted and no further awards will be made under these previous plans. Shares available to be granted under the 2018 Plan totaled 358,811 at March 31, 2019.

Stock Option Awards

In January 2019, the Company granted 26,737 nonqualified stock options under the 2018 Plan to an employee, which vest ratably over 10 years. In January 2019, the Company also granted 99,100 qualified stock options under the 2018 Plan to employees, which vest ratably over 10 years.

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

The following assumptions were used to estimate the value of options granted under the 2006 Plan and the 2018 Plan as applicable in the periods indicated:

	Three months ended March 31, 2019	Three months ended March 31, 2018
Expected term	10.0 years	10.0 years
Expected stock price volatility	48.79%	41.89%
Risk-free interest rate	2.74%	2.66%
Expected dividends	Zero	Zero
Weighted average grant date fair value	$9.22	$3.95

A summary of stock option activity under the 2018 Plan and 2006 Plan during the three months ended March 31, 2019:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
(dollars in thousands, except per share amounts)
Outstanding at December 31, 2018	688,310	$6.39	6.38
Granted	125,837	14.91
Exercised	(7,160)	5.91
Forfeited or expired	(2,870)	9.05
Outstanding at March 31, 2019	804,117	$7.71	6.71	$7,458
Vested or expected to vest at March 31, 2019	804,117	$7.71	6.71	$7,458
Exercisable at March 31, 2019	242,422	$6.03	5.10	$2,657

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the three months ended March 31, 2019 was $69,000. There were no options exercised during the quarter ended March 31, 2018.

As of March 31, 2019, there was $2,665,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan and 2006 Plan. Total unrecognized compensation costs is adjusted for unvested forfeitures. The Company expects to recognize that cost over a weighted-average period of approximately 8.05 years.   Compensation expense recorded related to stock options was $97,000 and $64,000 for the three months ended March 31, 2019 and 2018, respectively.

Restricted Stock Awards

The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.

As of March 31, 2019 there was $65,000 of total unrecognized compensation cost related to nonvested restricted stock awards.  The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 7.5 years.  Compensation expense recorded related to restricted stock awards was $2,000 for the three months ended March 31, 2019 and was nominal for the three months ended March 31, 2018.

A summary of the Company’s nonvested shares at March 31, 2019 and changes during the three-month period is presented below:

Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
(all amounts in dollars except per share amounts)
Nonvested shares at December 31, 2018	5,200	$12.32
Granted	—	—
Forfeited	—	—
Vested	—	—
Nonvested shares at March 31, 2019	5,200	$12.32	$19,448

Director’s Stock Bonus

The Company adopted and subsequently amended the Director’s Stock Bonus Plan (Bonus Plan). The Bonus Plan has expired and was replaced on April 30, 2018, when the shareholders approved the 2018 Plan.

Under the Bonus Plan, the Company could grant up to 50,000 shares. Stock was granted to directors who attended at least 75% of the scheduled board meetings during the prior year. Grants cliff vest over two years from date awarded, contingent on the director still being a director of the Company. During the vesting period, the grants are considered participating securities. Grants also immediately vest when a director has attained the retirement age of 72 and retires from the Board.

The Bonus Plan granted shares with a total market value of $5,000 per director, per year, with the exception of the board chairman receiving $7,500 per year, and committee chairmen receiving $6,250 per year. The amended Bonus Plan expired on May 31, 2018 and it was replaced on April 30, 2018 by the 2018 Plan. Awards previously granted under the Bonus Plan will vest under the term granted.  Under the 2018 Plan, eligible directors are granted stock with a total market value of $5,000. Directors unable to receive stock will receive cash in lieu upon completion of the vesting period. Cash awards are recognized over the vesting period and recorded in other liabilities until paid.

In January 2019, there were 2,352 shares granted to seven directors at an estimated fair value of $14.91 per share. In January 2018, there were 4,405 shares granted to five directors at an estimated fair value of $7.10 per share. Compensation expense recorded related to the Plan totaled $8,000 for the three months ended March 31, 2019 and 2018.

Note 8 - Shareholders’ Equity

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

The total authorized preferred stock is 25,000,000.  There were no shares of preferred stock issued and outstanding at March 31, 2019 and December 31, 2018.

The total authorized common shares is 300,000,000 shares.  At March 31, 2019 and December 31, 2018, there were 11,902,715 and 11,893,203 common shares issued and outstanding.

On September 26, 2018, all 100,000 shares of Class B nonvoting common stock outstanding were exchanged for voting common stock on terms and conditions approved by the Company’s board of directors. At March 31, 2019 and December 31, 2018 there were no shares of Class B nonvoting common stock issued and outstanding.

On September 26, 2018, 261,444 Class C shares were exchanged for common stock on terms and conditions approved by the Company’s board of directors. There were no shares of Class C nonvoting common stock issued and outstanding, at March 31, 2019 and December 31, 2018.

Note 9 - Fair Value Measurements

The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	March 31, 2019		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$21,176	$21,176	$21,176	$-	$-
Interest earning deposits with other banks	236,483	236,483	236,483	-	-
Investment securities	38,217	38,180	33,555	4,625	-
Other investments	3,600	3,600	-	3,600	-
Loans receivable, net	781,157	770,865	-	-	770,865
Accrued interest receivable	2,505	2,505	-	2,505	-
Financial liabilities
Deposits	$976,496	975,840	$-	$975,840	$-
Subordinated debt	9,968	9,945	-	9,945	-
Junior subordinated debentures	3,581	3,353	-	3,353	-
Accrued interest payable	343	343	-	343	-

	December 31, 2018		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$16,315	$16,315	$16,315	$-	$-
Interest earning deposits with other banks	109,467	109,467	109,467	-	-
Investment securities	37,922	37,865	33,241	4,624	-
Other investments	3,766	3,766	-	3,766	-
Loans receivable, net	758,491	743,354	-	-	743,354
Accrued interest receivable	2,526	2,526	-	2,526	-
Financial liabilities
Deposits	$803,614	$802,645	$-	$802,645	$-
FHLB advances	20,000	20,000	-	20,000	-
Subordinated debt	9,965	9,804	-	9,804	-
Junior subordinated debentures	3,581	3,265	-	3,265	-
Accrued interest payable	279	279	-	279	-

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

•

Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs from nonbinding single dealer quotes not corroborated by observable market data.

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

Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
March 31, 2019
Available-for-sale
U.S. Treasury securities	$33,555	$-	$-	$33,555
U.S. Government agencies	-	2,968	-	2,968
U.S. Agency collateralized mortgage obligations	-	154	-	154
U.S. Agency residential mortgage-backed securities	-	36	-	36
Municipals	-	257	-	257
	$33,555	$3,415	$-	$36,970
December 31, 2018
Available-for-sale
U.S. Treasury securities	$33,241	$-	$-	$33,241
U.S. Government agencies	-	2,957	-	2,957
U.S. Agency collateralized mortgage obligations	-	169	-	169
U.S. Agency residential mortgage-backed securities	-	38	-	38
Municipals	-	255	-	255
	$33,241	$3,419	$-	$36,660

The following methods were used to estimate the fair value of the class of financial instruments above:

Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2019 and December 31, 2018. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets measured at fair value using significant unobservable inputs (Level 3)

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the dates indicated:

	Valuation Technique	Unobservable Inputs	March 31, 2019 Weighted Average Rate	December 31, 2018 Weighted Average Rate
Impaired loans	Collateral valuations	Discount to appraised value	10%	9%

Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
March 31, 2019
Impaired loans	$-	$-	$493	$493
Total	$-	$-	$493	$493

December 31, 2018
Impaired loans	$-	$-	$493	$493
Total	$-	$-	$493	$493

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

Note 10 - Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Three months ended
	March 31, 2019	March 31, 2018
	(dollars in thousands, except share data)
Net Income	$2,808	$1,843
Basic weighted average number common shares outstanding	11,884,107	9,241,620
Dilutive effect of share-based compensation	299,127	5,589
Diluted weighted average number common shares outstanding	12,183,234	9,247,209
Basic earnings per share	$0.24	$0.20
Diluted earnings per share	$0.23	$0.20

For the three month periods ended March 31, 2019 and 2018,  options to purchase an additional 134,037 and 763,264 shares of common stock, were not included in the computation of diluted earnings per common share because their effect resulted in them being antidilutive.

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

Comparison of Operating Results for the Three Months Ended March 31, 2019 and March 31, 2018

In October 2018, the Bank agreed to retain deposits from a wholesale banking services client on a temporary basis, which we refer to herein as “wholesale-brokered deposits”.  These deposits come through a wholesale banking relationship and not from the end customer so they are classified as brokered deposits in accordance with regulatory guidance.

At March 31, 2019, wholesale-brokered deposits totaled $164.6 million compared to $10.5 million at December 31, 2018.  The Bank invested the cash from wholesale-brokered deposits into overnight funds.  Cash and cash equivalents at March 31, 2019 totaled $257.6 million compared to $125.8 million at December 31, 2018.  On April 9, 2019, the wholesale banking customer transferred $157.1 million in temporary wholesale-brokered deposits from the Bank to its deposit provider, which brought the balance to below $6.0 million at the Bank.

The increase of wholesale-brokered deposits during the quarter ended March 31, 2019 most significantly affected the following balance sheet items: cash and cash equivalents, assets, deposits, and liabilities.  Cost of deposits, cost of funds, net interest margin, and net income were the most significantly impacted income statement items due to the temporary increase in wholesale-brokered deposits.  We will explain the impact of the temporary increase in wholesale-brokered deposits throughout this earning release so users of this financial information can compare first quarter’s results with prior quarter’s results, with and without the impact of retaining these temporary balances.

Net Income

Net income for the three months ended March 31, 2019, was $2.8 million, or $0.23 per diluted share, compared to $1.8 million, or $0.20 per diluted share, for the three months ended March 31, 2018. The increase in net income over the comparable period in the prior year was attributable to a $2.0 million increase in net interest income, primarily arising from increased interest earning assets from our loan growth initiatives, as well as increases of $503,000 in loan referral fees from arranging interest rate swaps for our customers and $446,000 in wholesale banking service fees, a new line of business in which we are banking customers of other financial service.  These positive factors were partially offset by a $1.6 million increase in noninterest expense, which includes $823,000 more in salaries and employee benefits.

Net Interest Income

Net interest income for the three months ended March 31, 2019, was $9.8 million, compared to $7.8 million for the three months ended March 31, 2018, an increase of $2.0 million, or 25.6%. The increase in net interest income consisted of a $2.8 million, or 32.4%, increase in interest income partially offset by a $798,000, or 96.3%, increase in interest expense.  The increase from prior quarter one year ago is a result of higher yielding and increased interest earning asset balances.

The growth in interest income was primarily attributable to a $127.8 million, or 19.5%, increase in average loans outstanding for the three months ended March 31, 2019, compared to the prior year, combined with a 33 basis point increase in the yield on total loans. The increase of loan yields, as compared to the prior year period, was from pricing new loans at higher rates, variable loans repricing with the increases in prime rate, and changes in the composition in the loan portfolio.  Total loan yields for the quarter ended March 31, 2019 were 5.40%, an increase of one basis point from 5.39% for the quarter ended December 31, 2018, and a 33 basis point increase from 5.07% for the quarter ended March 31, 2018. Loan yields for the quarter ended December 31, 2018 were impacted by significant prepayment penalties and early recognition of deferred fees. Contractual loan yields approximated 5.22% for the quarter ended March 31, 2019 compared to 5.15% for the quarter ended December 31, 2018.  The increase in yield for the current quarter was from pricing new loans at higher rates and variable loans repricing with the increase in prime rate and changes in the loan portfolio. We have continued to focus on our loan growth initiatives, including the deepening of relationships with existing customers and developing new loan and deposit relationships. We focus on organically growing loans through our existing lenders and by acquiring new lenders or teams to assist to grow our loan portfolio.

The increase in interest expense for the three months ended March 31, 2019, was primarily related to a 46 basis point increase in the cost of interest bearing deposits combined with a $106.9 million, or 23.0%, increase in average interest bearing deposits compared to the same period in the prior year. Wholesale-brokered deposits averaged $74.1 million for the quarter ended March 31, 2019.  This temporary increase resulted in an atypical increase in interest expense.  Without the increase in wholesale-brokered deposits, cost of deposits would have approximated 0.52% for the quarter ended March 31, 2019.  These deposit balances decreased significantly in early April 2019, which will decrease the cost of deposits incurred in first quarter 2019, going forward. Also contributing to the increase in interest expense is an increase in the rate paid on NOW and money market accounts, as market interest rates increased in response to the Federal Reserve last raising rates in December 2018. The increase in average interest bearing deposits for the three months ended March 31, 2019, compared to the same period in 2018 was attributable to both rate increases and growth in all deposit categories. The average balance of NOW and money market accounts grew $20.2 million, or 6.2%. The average balance of savings accounts grew $6.8 million, or 14.8%, and the average balance of customer time deposits grew $5.7 million, or 6.4% to $94.9 million. We do not regularly advertise time deposit rates or money market rates, although we occasionally advertise promotional rates in targeted portions of our market area. Our branch managers, business development officers, and lenders collaborate to provide consistent and coordinated customer service and to seek deposits from new and existing customers.

For the three months ended March 31, 2019, net interest margin (annualized net interest income divided by average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 4.13% and 3.69%, respectively, compared to 4.12% and 3.86% for the three months ended March 31, 2018.  The impact of holding the wholesale-brokered deposits during the quarter increased lower yielding assets and increased the costs of deposits due to the price of those deposits, 2.38%. The net interest margin would have been 4.48% for the quarter ended March 31, 2019, excluding the impact of temporary wholesale-brokered deposits, a five basis point increase over prior quarter, with loan yields outpacing deposit costs. The adjusted net interest margin of 4.48% for the quarter ended March 31, 2019 reflected a 36 basis point increase over same quarter one year ago. The increase in net interest margin over the prior year is a result of loan growth, loan pricing increasing at a rate greater than core deposits costs, increased recognition of deferred fees and prepayment penalties on paid-off loans, and change in the composition of loan portfolio.

The following table presents an analysis of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $350,000 and $311,000 for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019 and 2018, the amount of interest income not recognized on nonaccrual loans was not material.

	Average balance sheets
	For the Three Months Ended March 31,
	2019			2018
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost (4)	Balance	Dividends	Cost (4)
Assets
Interest earning assets:
Interest earning deposits	$133,458	$808	2.46%	$68,160	$255	1.52%
Investment securities, available for sale (1)	38,296	144	1.52	38,341	145	1.53
Investment securities, held to maturity (1)	1,256	9	2.91	1,376	7	2.06
Other investments	3,150	14	1.80	2,912	11	1.53
Loans receivable (2)	782,387	10,419	5.40	654,570	8,189	5.07
Total interest earning assets	958,547	11,394	4.82%	765,359	8,607	4.56%
Noninterest earning assets:
Allowance for loan losses	(9,623)			(8,121)
Other noninterest earning assets	48,145			36,077
Total assets	$997,069			$793,315

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$571,086	$1,436	1.02%	$464,219	$646	0.56%
FHLB advances and other borrowings	297	2	2.73	793	4	2.05
Subordinated debt	9,966	145	5.90	9,952	144	5.87
Junior subordinated debentures	3,581	44	4.98	3,579	35	3.97
Total interest bearing liabilities	584,930	1,627	1.13%	478,543	829	0.70%
Noninterest bearing deposits	288,049			245,273
Other liabilities	13,029			2,845
Total shareholders' equity	111,061			66,654
Total liabilities and shareholders' equity	$997,069			$793,315
Net interest income		$9,767			$7,778
Interest rate spread			3.69%			3.86%
Net interest margin (3)			4.13%			4.12%

(1)

For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(2)	Includes nonaccrual loans.
(3)	Net interest margin represents annualized net interest income divided by average total interest earning assets.
(4)	Yields and costs are annualized.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.  The increase in interest earning deposits, primarily in volume and interest bearing deposits which impacted both volume and rate is largely the result of temporary wholesale–brokered deposits.  These temporary deposits declined $157.1 million in April 2019 as anticipated, which will reduce interest income and interest expense attributed to these deposits going forward.

	Three Months Ended March 31, 2019
	Compared to
	Three Months Ended March 31, 2018
	Increase (Decrease)
	Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Interest earning deposits	$395	$158	$553
Investment securities, available for sale	-	(1)	(1)
Investment securities, held to maturity	(1)	3	2
Other Investments	1	2	3
Loans receivable	1,702	528	2,230
Total increase in interest income	2,097	690	2,787

Interest expense:
Interest bearing deposits	267	523	790
FHLB advances and other borrowings	(3)	1	(2)
Subordinated debt	-	1	1
Junior subordinated debentures	-	9	9
Total increase in interest expense	264	534	798
Increase in net interest income	$1,833	$156	$1,989

Provision for Loan Losses

The provision for loan losses is an expense we incur to maintain an allowance for loan losses at a level that is deemed appropriate by management to absorb inherent losses on existing loans. For a description of the factors taken into account by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.”

The provision for loan losses for the three months ended March 31, 2019 was $540,000, compared to $501,000 for the three months ended March 31, 2018. The allowance for loan losses as a percentage of loans was 1.25% at March 31, 2019, compared to 1.24% at March 31, 2018. Consistent credit quality kept the allowance static, while the provision for loan losses was increased due to loan growth.

Net charge-offs for the three months ended March 31, 2019, totaled $32,000, or 0.02% (annualized) of total average loans, as compared to net charge-offs of $95,000, or 0.06% (annualized) of total average loans, for the three months ended March 31, 2018. Net charge-offs for both periods were low and demonstrate the strong credit quality of our loan portfolio and a healthy economic environment in our market area.

Noninterest Income

Our primary sources of recurring noninterest income are deposit account service charges, loan referral fees, wholesale banking service fees, and mortgage broker fees. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

For the three months ended March 31, 2019, noninterest income totaled $2.0 million, an increase of $877,000, or 79.2%, compared to $1.1 million for the three months ended March 31, 2018.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months
	Ended March 31,		Increase	Percent
(Dollars in thousands)	2019	2018	(Decrease)	Change
Deposit service charges and fees	$726	$687	$39	5.7%
Loan referral fees	633	130	503	386.9
Wholesale banking service fees	446	-	446	N/A
Mortgage broker fees	85	37	48	129.7
Sublease and lease income	10	57	(47)	(82.5)
(Loss) gain on sales of loans, net	(11)	64	(75)	(117.2)
Other	95	132	(37)	(28.0)
Total noninterest income	$1,984	$1,107	$877	79.2%

Deposit Service Charges and Fees. Deposit fees, which are fees from our customers for deposit-related services, constitute the largest component of our noninterest income. Service charges on deposit accounts were $726,000 for the three months ended March 31, 2019, an increase of $39,000, or 5.7%, over the same period in the prior year. The increase in deposit account service charges was primarily the result of a fee income initiative to adjust the pricing of fees, types of fees, and features of our deposit accounts, and growth in deposit accounts and balances.

Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize the loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without assuming the interest rate risk. Loan referral fees were $633,000 for the three months ended March 31, 2019, compared to $130,000 in the same period in the prior year. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. The recognition of loan referral fees fluctuates in response to these market conditions and as a result we may not recognize any loan referral fees in some periods.

Wholesale Banking Service Fees. We provide banking services to wholesale banking service clients that provide financial services to their customers. In exchange for providing these services, we earn fixed and variable fees and reimbursement of costs incurred for providing these services.  This line of business was launched mid-year in 2018, therefore there was no income for the three months ended March 31, 2018.

Mortgage Broker Fees. We earn mortgage broker fees for residential mortgage loans that we broker through mortgage lenders. Mortgage broker fees increased $48,000 in the three months ended March 31, 2019, compared to the same period in 2018 as a result of increased demand from lower interest rates on mortgages.

Gain on Sale of Loans. We typically sell in the secondary market the guaranteed portion (generally 75% of the principal balance) of the Small Business Administration (SBA) and United States Department of Agriculture (USDA) loans that we originate. An accounting adjustment to a prior period gain on sale resulted in loss of $11,000 on sale of loans for the three months ended March 31, 2019 as compared to a gain of $64,000 in the same period in 2018.  We are in the process of refocusing and rebuilding our SBA pipeline as we focus on higher quality loans in what we believe is the latter half of the credit cycle.

Other. This category includes a variety of other income-producing activities, annuity broker fees, and SBA servicing fees. Other noninterest income decreased $37,000 in the three months ended March 31, 2019, compared to the same period in 2018 primarily as a result of lower SBA servicing fees.

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

For the three months ended March 31, 2019, noninterest expense totaled $7.7 million, an increase of $1.6 million, or 26.3%, compared to $6.1 million for the three months ended March 31, 2018.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months
	Ended March 31,		Increase	Percent
(Dollars in thousands)	2019	2018	(Decrease)	Change
Salaries and employee benefits	$4,558	$3,735	$823	22.0%
Occupancy	994	823	171	20.8
Data processing	529	479	50	10.4
Legal and professional fees	409	80	329	411.3
Director and staff expenses	240	144	96	66.7
Excise taxes	165	124	41	33.1
Business development	102	88	14	15.9
Marketing	94	57	37	64.9
FDIC assessments	75	85	(10)	(11.8)
Other	496	452	44	9.7
Total noninterest expense	$7,662	$6,067	$1,595	26.3%

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, incentive compensation costs, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $4.6 million for the three months ended March 31, 2019, an increase of $823,000, or 22.0%, compared to $3.7 million for the three months ended March 31, 2018. The increase was due to hiring staff for our Edmonds branch (which opened late in 2018); hiring new lenders and lending teams, new back office staff to support growth and becoming a public company, and staff for our wholesale banking activities.  New hires were primarily in support of our growth initiatives and deploying capital.  As of March 31, 2019, we had 179 full-time equivalent employees, compared to 159 at March 31, 2018, a 13% increase.

Occupancy Expenses. Occupancy expenses were $994,000 for the three months ended March 31, 2019, compared to $823,000 for the three months ended March 31, 2018. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $304,000 and $254,000 for the three months ended March 31, 2019 and 2018, respectively. The increase of 20.8% in occupancy expenses for the three months ended March 31, 2019, compared to the same period in the prior year, was primarily due to opening our Edmonds location late October 2018, increased lease expense, depreciation and utility costs, and higher overall maintenance costs.

Legal and professional fees. Legal and professional costs were $409,000 for the quarter ended March 31, 2019 compared to $80,000 for the quarter ended March 31, 2018.  The increase over the prior year is largely the result of additional legal and consulting fees from negotiating wholesale services banking agreements and increased legal and accounting expenses associated with being a public company.

Data Processing. Data processing costs were $529,000 for the three months ended March 31, 2019, compared to $479,000 for the three months ended March 31, 2018. Data processing costs include all of our customer processing, computer processing, and network costs.  Data processing costs grow as we add new products, customers and branches.

Other. This category includes dues and subscriptions, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officers insurance, donations, provision for unfunded commitments, and miscellaneous other expenses. Other noninterest expense was $496,000 for the three months ended March 31, 2019, compared to $452,000 for the three months ended March 31, 2018. The increase was primarily due to increased costs as a result of overall growth for the three months ended March 31, 2019 as compared to the same period last year.

Income Tax Expense

The amount of income tax expense we incur is impacted by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce our deferred tax assets to the amount expected to be realized. For the three months ended March 31, 2019, income tax expense totaled $741,000, compared to $474,000 for the three months ended March 31, 2018. Our effective tax rates for the three months ended March 31, 2019 and 2018, were 20.9% and 20.5%, respectively.

Financial Condition

The Company’s total assets increased $164.0 million, or 17.2%, to $1.1 billion at March 31, 2019 from $952.1 million at December 31, 2018.  The primary cause of the increase was the $154.1 million increase in wholesale-brokered deposits which increased interest earning deposits with other banks.  The $285.1 million, or 34.3% increase in total assets from $831.0 million at March 31, 2018 was due to a $164.6 million increase in interest earning deposits with other banks stemming from the wholesale-brokered deposit increase of the same amount coupled with organic growth initiatives, which included the opening of the Edmonds branch in the fourth quarter of 2018, and the increase in cash from the successful initial public offering.  Additionally, the Company implemented the new lease accounting standard, which brought operating leases onto the balance sheet on January 1, 2019, and increased assets by $9.3 million as of March 31, 2019.

Loan Portfolio

Our primary source of income is derived through interest earned on loans. A substantial portion of our loan portfolio consists of commercial and industrial loans and real estate loans secured by commercial real estate properties located in the Puget Sound region. Our loan portfolio represents the highest yielding component of our earning assets.

As of March 31, 2019, loans totaled $791.1 million, an increase of $23.2 million, or 3.0%, compared to December 31, 2018. The increase was primarily due to our efforts to increase income by building a diversified loan portfolio while maintaining strong credit quality.

Loans as a percentage of deposits were 81.0% as of March 31, 2019, compared to 95.6% as of December 31, 2018. The decrease is attributed to the temporary increase in wholesale-brokered deposits, without the wholesale-brokered deposits the loans as a percentage of deposits would have been 97.4%.  We are focused on serving our communities and markets by growing loans and funding those loans with customer deposits.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31, 2019		As of December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial loans	$92,248	11.6%	$90,390	11.8%
Real estate:
Construction, land and land development	65,686	8.3	64,045	8.3
Residential real estate	94,743	12.0	94,745	12.3
Commercial real estate	535,896	67.6	515,959	67.1
Consumer and other loans	3,583	0.5	3,584	0.5
Gross loans receivable	792,156	100.0%	768,723	100.0%
Net deferred origination fees	(1,084)		(824)
Loans receivable	$791,072		$767,899

Commercial and Industrial Loans. Commercial and industrial loans increased $1.8 million, or 2.0%, to $92.2 million as of March 31, 2019, from $90.4 million as of December 31, 2018.

Construction, Land and Land Development Loans. Construction, land and land development loans increased $1.6 million, or 2.6%, to $65.7 million as of March 31, 2019, from $64.0 million as of December 31, 2018. We continue to have favorable economic conditions for building in our market area. We had a number of construction loans that have been approved, primarily for residential projects, where the contractor/developer had not requested the funds, resulting in our unfunded construction and development commitments increasing to $80.0 million at March 31, 2019, from $63.4 million at December 31, 2018. Because of the strong commercial and residential real estate market in the Puget Sound region, we expect to see construction and development loans continue to pay off more quickly than we have experienced historically even though the balances have continued to grow.

Residential Real Estate Loans.  Our residential loans were unchanged at $94.7 million as of March 31, 2019, and December 31, 2018. A fairly significant portion of our residential real estate loans are purchased and totaled $37.9 million as of March 31, 2019.  Most of the one-to-four family loans that we purchased are from other lenders in the Puget Sound region or in California.  We also make one-to-four family loans to investors to finance their rental properties and to business owners to secure their business loans. As of March 31, 2019, residential real estate loans made to investors and business owners totaled $32.8 million. In addition, we originate home equity lines of credit and home equity term loans for our portfolio.

Commercial Real Estate Loans. Commercial real estate loans increased $19.9 million, or 3.9%, to $535.9 million as of March 31, 2019, from $516.0 million as of December 31, 2018. The increase occurred because we actively seek commercial real estate loans in our markets and our lenders are experienced in competing for these loans.  Our credit administration team has substantial experience in underwriting, managing and monitoring commercial real estate loans.  We funded $83.9 million of new commercial real estate loans over the three months ended March 31, 2019.  There was $7.0 million in purchased loan participations during the three months ended March 31, 2019.  We occasionally purchase participations from other community banks we know under terms and credit conditions acceptable to us.  All participations are individually underwritten to our credit standards and are from our market or the other community bank’s market.

Consumer and Other Loans. Consumer and other loans totaled $3.6 million as of both March 31, 2019 and December 31, 2018. We continue to see strong consumer confidence and economic strength in the Puget Sound region.

Nonperforming Assets

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by applicable regulations. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When loans are placed on nonaccrual status, all unpaid accrued interest is reversed from income and all interest accruals are stopped. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal balance. Loans are returned to accrual status if we believe that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on nonaccrual status.  We define nonperforming loans as loans on nonaccrual status and accruing loans 90 days or more past due.  Also included in nonperforming assets is other real estate owned and repossessed assets.

We believe our lending practices and active approach to managing nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We have several procedures in place to assist us in maintaining the overall credit quality of our loan portfolio. We have established underwriting guidelines, concentration limits and we also monitor our delinquency levels for any negative or adverse trends. We actively manage problem assets to reduce our risk for loss.

We had $1.3 million in nonperforming assets, as of March 31, 2019, compared to $1.8 million as of December 31, 2018. As of March 31, 2019, we had one loan for $748,000 which was more than 90 days past due and still accruing interest. This loan was pending renewal at the end of the quarter and was brought current in April 2019.  There were no loans more than 90 days past due and still accruing interest as of December 31, 2018.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of	As of
	March 31,	December 31,
(Dollars in thousands)	2019	2018
Nonaccrual loans:
Commercial and industrial loans	$493	$493
Real estate:
Construction, land and land development	-	-
Residential	71	72
Commercial real estate	-	1,261
Consumer and other loans	2	-
Total nonaccrual loans	566	1,826
Accruing loans past due 90 days or more:
Commercial and industrial loans	748	-
Real estate:
Construction, land and land development	-	-
Residential	-	-
Commercial real estate	-	-
Consumer and other	-	-
Total accruing loans past due 90 days or more	748	-
Total nonperforming loans	$1,314	$1,826
Real estate owned	-	-
Repossessed assets	-	-
Troubled debt restructurings, accruing	-	-
Total nonperforming assets	$1,314	$1,826
Total nonperforming loans to loans receivable	0.17%	0.24%
Total nonperforming assets to total assets	0.12%	0.19%

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

As of March 31, 2019, the allowance for loan losses totaled $9.9 million, or 1.25% of total loans. Our allowance for loan losses as of March 31, 2019, increased by $508,000, or 5.4%, compared to December 31, 2018, primarily due to growth in our loan portfolio. As of December 31, 2018, the allowance for loan losses totaled $9.4 million, or 1.24% of total loans.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of or for the Three
	Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Allowance at beginning of period	$9,407	$8,017
Provision for loan losses	540	501
Charge-offs:
Commercial and industrial loans	-	(9)
Real estate:
Construction, land and land development	-	-
Residential	-	-
Commercial real estate	(29)	(84)
Consumer and other	(5)	(5)
Total charge-offs	(34)	(98)
Recoveries:
Commercial and industrial loans	1	1
Real estate:
Construction, land and land development	-	-
Residential	-	-
Commercial real estate	-	-
Consumer and other	1	2
Total recoveries	2	3
Net charge-offs	(32)	(95)
Allowance at end of period	$9,915	$8,423
Allowance to nonperforming loans	754.57%	495.76%
Allowance to loans receivable	1.25%	1.24%
Net charge-offs (recoveries) to average loans (1)	0.02%	0.06%

(1)Ratios for the three months ended March 31, 2019 and 2018, are annualized.

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

Investment Securities

We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits or other business purposes. At March 31, 2019, 87.9% of our investment portfolio consisted of U.S. Treasury securities. The remainder of our securities portfolio was invested in U.S. Government agency securities, agency collateralized mortgage obligations and mortgage-backed securities, and municipal bonds. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At March 31, 2019, our loan-to-deposit ratio was 81.0%, which was lower than our target because of the temporary increase in wholesale-brokered deposits, without the wholesale-brokered deposits the loan-to-deposit ratio would have been 97.4%.   Our securities portfolio represented less than 5% of assets. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we anticipate investing excess funds to provide a higher return.

As of March 31, 2019, the carrying amount of our investment securities totaled $38.2 million, an increase of $295,000, or 0.8%, compared to $37.9 million as of December 31, 2018. The increase in the securities portfolio was primarily due to the improvement of the fair value of available-for-sale securities partially offset by pay-downs on mortgage-backed securities.

Our investment portfolio consists of securities classified as available for sale and, to a lesser amount, held to maturity. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of		As of
	March 31, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Securities available-for-sale:
U.S. Treasury securities	$34,840	$33,555	$34,831	$33,241
U.S. Government securities	3,000	2,968	3,000	2,957
U.S. Agency collateralized mortgage obligations	156	154	172	169
U.S. Agency residential mortgage-backed securities	36	36	39	38
Municipal bonds	258	257	259	255
Total available-for-sale securities	38,290	36,970	38,301	36,660
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	1,247	1,210	1,262	1,205
Total held-to-maturity securities	1,247	1,210	1,262	1,205
Total investment securities	$39,537	$38,180	$39,563	$37,865

Deposits

We offer a variety of deposit products that have a wide range of interest rates and terms, including demand, savings, money market and time accounts as well as wholesale-brokered deposits. We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels (Internet and mobile), and personalized service to attract and retain these deposits.

Total deposits as of March 31, 2019 were $976.5 million, an increase of $172.9 million, or 21.5%, compared to $803.6 million as of December 31, 2018. The increase was largely related to a temporary increase in wholesale-brokered deposits.

Noninterest bearing deposits as of March 31, 2019 were $296.2 million, an increase of $2.7 million, or 0.9%, compared to $293.5 million as of December 31, 2018. The increase was due to the collaboration of our branch managers, business development officers and lenders to grow core deposits. As a team, we actively pursue new business and retail customers.

Total interest bearing account balances, excluding time deposits, as of March 31, 2019 were $585.0 million, an increase of $172.0 million, or 41.6% from $413.0 million as of December 31, 2018. Included in interest bearing account balances is $154.1 million increase in wholesale-brokered deposits from wholesale banking services as an accommodation to a wholesale banking services customer.  As planned, these temporary deposits decreased by $157.1 million in April 2019.  The remaining increase was due to our focus on growing core deposits.

Total time deposit balances as of March 31, 2019 were $95.3 million, a decrease of $1.8 million, or 1.8%, from $97.0 million as of December 31, 2018. The decrease in total time deposits during the period was due to a reduction in the more costly time deposits over $100,000.  Total time deposits represented 9.8% of deposits at March 31, 2019 as compared to 12.1% at December 31, 2018. We have seen competitors increase rates on time deposits, and we have not globally matched their rates in response as we have been able to grow and retain less costly core deposits.

The following table sets forth deposit balances at the dates indicated.

	As of		As of
	March 31, 2019		December 31, 2018
		Percent of		Percent of
(Dollars in thousands)	Amount	Total Deposits	Amount	Total Deposits
Demand, noninterest bearing	$296,247	30.3%	$293,525	36.5%
NOW and money market	368,130	37.7	349,951	43.6
Savings	52,246	5.3	52,573	6.5
Total core deposits	716,623	73.4	696,049	86.6
Wholesale brokered deposits	164,604	16.9	10,521	1.3
Time deposits less than $100,000	26,088	2.7	25,851	3.2
Time deposits $100,000 and over	69,181	7.1	71,193	8.9
Total	$976,496	100.0%	$803,614	100.0%

The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of March 31, 2019	As of December 31, 2018
Maturity Period:
Three months or less	$13,544	$8,228
Over three through six months	11,681	13,166
Over six through twelve months	24,863	28,196
Over twelve months	19,093	21,603
Total	$69,181	$71,193

Average deposits for the three months ended March 31, 2019 were $859.1 million, an increase of 21.1%, compared to the three months ended March 31, 2018. The increase in average deposits was largely due to temporary wholesale-brokered deposits.  As anticipated, these deposits declined in April 2019.  Continued growth in our primary market areas and the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by our business development officers, branch managers and lenders continue to contribute to deposit growth.

The average rate paid on total interest bearing deposits was 0.68% the three months ended March 31, 2019, compared to 0.37% for the three months ended March 31, 2018.  Without the temporary increase in wholesale-brokered deposits the total paid on interest bearing deposits would have been 0.52%.  Additionally, in 2018, the Federal Reserve raised the Fed Funds rate 100 basis points which has resulted in higher deposit rates throughout the market.  We will continue to actively manage our interest rates on deposits while pursuing our growth goals.  Any additional Fed Funds increases will continue to raise our deposit costs.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended March 31,
	2019		2018
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand, noninterest bearing	$288,049	0.00%	$245,273	0.00%
NOW and money market	349,285	0.71	329,038	0.45
Savings	52,812	0.08	46,002	0.03
Wholesale brokered deposits	74,116	2.38	-	0.00
Time deposits less than $100,000	25,969	1.30	26,546	1.01
Time deposits $100,000 and over	68,904	1.75	62,633	1.39
Total deposits	$859,135	0.68%	$709,492	0.37%

The ratio of average noninterest bearing deposits to average total deposits for the three months ended March 31, 2019 and 2018, was 33.5% and 34.6%, respectively.

Borrowings

We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Reserve Bank Line of Credit. The FRB allows us to borrow against our line of credit, which is collateralized by certain loans. As of March 31, 2019, and December 31, 2018, total borrowing capacity of $21.5 million and $20.8 million, respectively, was available under this arrangement.  As of March 31, 2019, and December 31, 2018, FRB advances totaled zero.

Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of March 31, 2019, and December 31, 2018, total borrowing capacity of $79.4 million and $79.3 million, respectively, was available under this arrangement. FHLB advances totaled zero and $20.0 million as of March 31, 2019 and December 31, 2018, respectively.

	As of and For the Three
	Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Maximum amount outstanding at any month-end during period:
FHLB Advances	$-	$20,000
Average outstanding balance during period:
FHLB Advances	$222	$667
Weighted average interest rate during period:
FHLB Advances	2.67%	1.88%
Balance outstanding at end of period:
FHLB Advances	$-	$20,000
Weighted average interest rate at end of period:
FHLB Advances	N/A	1.91%

Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I, or the Trust, of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The debentures bear interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. The effective rate as of March 31, 2019, and December 31, 2018, was 4.71% and 4.88%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.

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

The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs for the next two or three years. The Company held $20.0 million in cash at March 31, 2019 and uses approximately $1.1 million for debt servicing and operating purposes each year, leaving about $16.7 million for other purposes after deducting $3.3 million to cover operating purposes for the next three years.  In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs. For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs and the Bank manages to a minimum liquidity ratio of 10% of assets. Both of these minimum liquidity levels are on-balance sheet sources. Per policy and the Bank’s liquidity contingency plan, in event of a liquidity emergency the Bank can utilize wholesale funds in an amount up to 30% of assets. Since the Bank uses only a small portion of its borrowing capacity, the Bank has access to funds if needed in a liquidity emergency.

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

As of March 31, 2019, and December 31, 2018, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2019
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Company	$111,858	13.24%	$38,009	4.50%	$54,902	6.50%
Bank Only	106,692	12.62%	38,041	4.50%	54,948	6.50%
Leverage Capital (to average assets)
Company	115,358	11.57%	39,877	4.00%	49,847	5.00%
Bank Only	106,692	10.70%	39,871	4.00%	49,839	5.00%
Tier I Capital (to risk-weighted assets)
Company	115,358	13.66%	50,679	6.00%	67,572	8.00%
Bank Only	106,692	12.62%	50,722	6.00%	67,629	8.00%
Total Capital (to risk-weighted assets)
Company	135,631	16.06%	67,572	8.00%	84,465	10.00%
Bank Only	116,965	13.84%	67,629	8.00%	84,536	10.00%

December 31, 2018
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Company	$110,307	13.70%	$36,238	4.50%	$52,343	6.50%
Bank Only	103,597	12.84%	36,294	4.50%	52,425	6.50%
Leverage Capital (to average assets)
Company	113,807	12.46%	36,529	4.00%	45,661	5.00%
Bank Only	103,597	11.35%	36,524	4.00%	45,655	5.00%
Tier I Capital (to risk-weighted assets)
Company	113,807	14.13%	48,317	6.00%	64,423	8.00%
Bank Only	103,597	12.84%	48,392	6.00%	64,253	8.00%
Total Capital (to risk-weighted assets)
Company	133,518	16.58%	64,423	8.00%	80,528	10.00%
Bank Only	113,308	14.05%	64,523	8.00%	80,653	10.00%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments (other than non time deposit obligations), which consist of future cash payments associated with our contractual obligations, as of March 31, 2019.

		Payments Due by Period
		Less than	1 to 2	2 to 5	More than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Time Deposits	$95,269	$68,351	$16,934	$9,984	$-
Subordinated note	10,000	-	-	4,500	5,500
Junior subordinated debentures	3,609	-	-	-	3,609
Deferred compensation plans	1,592	175	175	526	716
Operating leases	8,957	1,347	1,340	3,657	2,613

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

	As of	As of
	March 31,	December 31,
(Dollars in thousands)	2019	2018
Commitments to extend credit:
Commercial and industrial loans	$43,132	$47,033
Construction – commercial real estate	46,671	33,128
Construction – residential real estate	33,318	30,269
Residential real estate	14,606	12,543
Commercial real estate	10,613	12,871
Other	793	656
Total commitments to extend credit	$149,133	$136,500
Standby letters of credit	$2,200	$2,331

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

Selected Financial Data

The following table shows the Company’s key performance ratios for the periods indicated.  The table also includes ratios that were adjusted by removing the impact of the wholesale-brokered deposits so current quarter’s results could be more easily compared to prior quarters.  These adjusted ratios are non-GAAP measures.  For more information about non-GAAP financial measures see “Non-GAAP Financial Measures” section that follows.

	Three months ended
	March 31, 2019	December 31, 2018	March 31, 2018

Return on average assets (1)	1.14%	1.33%	0.93%
Return on average assets, as adjusted (1,2)	1.20%	1.33%	0.93%
Return on average equity (1)	10.25%	11.31%	11.09%
Yield on earnings assets (1)	4.82%	4.93%	4.56%
Yield on loans receivable (1)	5.40%	5.39%	5.07%
Loan yield excluding fees (1)	5.22%	5.15%	4.88%
Cost of funds (1)	0.76%	0.56%	0.46%
Cost of funds, as adjusted (1,3)	0.61%	0.56%	0.46%
Cost of deposits (1)	0.68%	0.47%	0.37%
Cost of deposits, as adjusted (1,4)	0.52%	0.47%	0.37%
Net interest margin (1)	4.13%	4.43%	4.12%
Net interest margin, as adjusted (1,5)	4.48%	4.43%	4.12%
Noninterest expense to average assets (1)	3.12%	3.12%	3.07%
Noninterest expense to average assets, as adjusted (1,6)	3.37%	3.12%	3.07%
Efficiency ratio	65.20%	62.54%	68.28%
Loans receivable to deposits	81.01%	95.56%	93.30%
Loans receivable to deposits, as adjusted (7)	97.44%	95.56%	93.30%

(1) Annualized calculations shown for quarterly periods presented.

(2) Adjusted return on average assets is a non-GAAP measure that excludes the temporary impact of holding high rate wholesale deposits on balance sheet. The most directly comparable GAAP measure is return on average assets.

(3) Adjusted cost of funds is a non-GAAP measure that excludes the temporary impact of holding high rate wholesale deposits on balance sheet. The most directly comparable GAAP measure is cost of funds.

(4) Adjusted cost of deposits is a non-GAAP measure that excludes the temporary impact of holding high rate wholesale deposits on balance sheet. The most directly comparable GAAP measure is cost of deposits.

(5) Adjusted net interest margin is a non-GAAP measure that excludes the temporary impact of holding high rate wholesale deposits on balance sheet. The most directly comparable GAAP measure is net interest margin.

(6) Adjusted noninterest expense to average assets is a non-GAAP measure that excludes the temporary impact of holding high rate wholesale deposits on balance sheet. The most directly comparable GAAP measure is noninterest expense to average assets.

(7) Adjusted loans receivable to deposits is a non-GAAP measure that excludes wholesale-brokered deposits on balance sheet. The most directly comparable GAAP measure is loans receivable to deposits.

Non-GAAP Financial Measures

Some of the financial measures included in this report are not measures of financial performance recognized by GAAP. Our management uses the non-GAAP financial measures set forth below in its analysis of our performance.

“Adjusted return on average assets” is a non-GAAP measure that excludes the temporary impact of holding high rate wholesale-brokered deposits on the balance sheet. The most directly comparable GAAP measure is return on average assets.

“Adjusted cost of funds” is a non-GAAP measure that excludes the temporary impact of holding high rate wholesale-brokered deposits on the balance sheet. The most directly comparable GAAP measure is cost of funds.

“Adjusted cost of deposits” is a non-GAAP measure that excludes the temporary impact of holding high rate wholesale-brokered deposits on the balance sheet. The most directly comparable GAAP measure is cost of deposits.

“Adjusted net interest margin” is a non-GAAP measure that excludes the temporary impact of holding high rate wholesale-brokered deposits on the balance sheet. The most directly comparable GAAP measure is net interest margin.

“Adjusted noninterest expense to average assets” is a non-GAAP measure that excludes the temporary impact of holding high rate wholesale-brokered deposits on the balance sheet. The most directly comparable GAAP measure is noninterest expense to average assets.

“Adjusted loans receivable to deposits” is a non-GAAP measure that excludes wholesale-brokered deposits on the balance sheet. The most directly comparable GAAP measure is loans receivable to deposits.

The Company also presented comparable earnings and financial information using GAAP financial measures.  Reconciliations of the GAAP and non-GAAP measures are presented below:

(Dollars in thousands)	As of and for the Three Months Ended March 31, 2019
Adjusted return on average assets:
Total average assets	$997,069
Less: average wholesale-brokered deposits	74,116
Adjusted total average deposits and borrowings	$922,953
Total net income	$2,808
Less: fees earned on servicing wholesale-brokered deposits	78
Adjusted net income	$2,730
Adjusted return on average assets:	1.20%
Adjusted cost of funds:
Total average deposits and borrowings	$872,979
Less: average wholesale-brokered deposits	74,116
Adjusted total average deposits and borrowings	$798,863
Total interest expense	$1,627
Less: interest expense on wholesale-brokered deposits	435
Adjusted interest expense	$1,192
Adjusted cost of funds:	0.61%
Adjusted cost on deposits:
Total average deposits	$859,135
Less: average wholesale-brokered deposits	74,116
Adjusted total average deposits	$785,019
Interest expense on deposits	$1,436
Less: interest expense on wholesale-brokered deposits	435
Adjusted interest expense on interest bearing deposits	$1,001
Adjusted cost of deposits:	0.52%
Adjusted net interest margin:
Total average interest earning assets	$958,547
Less: average wholesale-brokered deposits held in cash	74,116
Adjusted total average interest bearing deposits	$884,431
Total net interest income	$9,767
Less: interest income earned wholesale-brokered deposits held in cash (rate 2.38%)	435
Plus: interest expense on wholesale-brokered deposits	435
Adjusted net interest income	$9,767
Adjusted net interest margin:	4.48%
Adjusted noninterest expense to average assets:
Total average assets	$997,069
Less: average wholesale-brokered deposits	74,116
Adjusted total average assets	$922,953
Total noninterest expense	$7,662
Adjusted noninterest expense to average assets:	3.37%
Adjusted loans receivable to deposits:
Total loans receivable	$791,072
Total deposits	976,496
Less: wholesale-brokered deposits	164,604
Total deposits, less wholesale-brokered deposits	$811,892
Adjusted loans receivable to deposits:	97.44%

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

Our exposure to interest rate risk is managed by the Asset Liability Committee (ALCO), of the Bank and reviewed by the Asset Liability and Investment Committee of our board of directors in accordance with policies approved by our board of directors. ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, ALCO considers the impact on earnings and capital on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, ALCO reviews liquidity, cash flows, maturities of deposits and consumer and commercial deposit activity. Management employs various methodologies to manage interest rate risk including an analysis of relationships between interest earning assets and interest bearing liabilities and interest rate simulations using a model. The Asset Liability and Investment Committee of our board of directors meets quarterly to review the Bank’s interest rate risk profile, liquidity position, including contingent liquidity, and investment portfolio.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Estimated Increase (Decrease) in Net Interest Income
Change in Market Interest Rates	Twelve Month Projection March 31, 2019	Twelve Month Projection December 31, 2018
Static Balance Sheet and Rate Shifts
+400 basis points	11.5%	15.2%
+300 basis points	8.4	11.2
+200 basis points	5.6	7.4
+100 basis points	2.8	3.7
-100 basis points	0.6	(1.5)
-200 basis points	(5.4)	(8.7)
-300 basis points	(9.5)	(14.0)

Dynamic Balance Sheet and Rate Shifts
+400 basis points	15.3	17.9
+300 basis points	11.3	13.2
+200 basis points	7.4	8.8
+100 basis points	3.7	4.4
-100 basis points	(0.4)	(2.3)
-200 basis points	(7.3)	(10.1)
-300 basis points	(12.1)	(16.2)

The results illustrate that the Bank is asset sensitive and generally performs better in an increasing interest rate environment. The results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions, the shape of the interest yield curve, and the application and timing of various strategies.

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

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2019. As of March 31, 2019, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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

101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	May 13, 2019	By:	/s/ Eric M. Sprink
Eric M. Sprink
President and Chief Executive Officer
(principal executive officer)

Dated:	May 13, 2019	By:	/s/ Joel G. Edwards
Joel G. Edwards
Executive Vice President and
Chief Financial Officer
(principal financial officer)