Form 10-Q
period 2019-06-30
COASTAL FINANCIAL CORP
filed 2019-08-12
CIK 1437958

No

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 7(a)(2)(B) of the Securities Act  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 9, 2019 there were 11,912,115 shares of the registrant’s common stock outstanding.

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

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)

ASSETS
	June 30,	December 31,
	2019	2018
Cash and due from banks	$18,735	$16,315
Interest earning deposits with other banks (restricted cash of $36,178 and $24,004 at June 30, 2019 and December 31, 2018, respectively)	94,735	109,467
Investment securities, available for sale, at fair value	37,978	36,660
Investment securities, held to maturity, at amortized cost	4,403	1,262
Other investments	4,400	3,766
Loans receivable	845,443	767,899
Allowance for loan losses	(10,443)	(9,407)
Total loans receivable, net	835,000	758,492
Premises and equipment, net	12,933	13,167
Operating lease right-of-use assets	8,922	-
Accrued interest receivable	2,884	2,526
Bank-owned life insurance, net	6,783	6,688
Deferred tax asset, net	2,255	2,518
Other assets	1,996	1,249
Total assets	$1,031,024	$952,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$868,144	$803,614
Federal Home Loan Bank (FHLB) advances	20,000	20,000
Subordinated debt
Principal amount $10,000 (less unamortized debt issuance costs of $28 and $35 at June 30, 2019 and December 31, 2018, respectively)	9,972	9,965
Junior subordinated debentures
Principal amount $3,609 (less unamortized debt issuance costs of $27 and $28 at June 30, 2019 and December 31, 2018, respectively)	3,582	3,581
Deferred compensation	1,026	1,078
Accrued interest payable	298	279
Operating lease liabilities	9,098	-
Other liabilities	2,313	4,437
Total liabilities	914,433	842,954
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at June 30, 2019 and December 31, 2018; issued and outstanding: zero shares at June 30, 2019 and December 31, 2018	-	-
Common stock, no par value:
Authorized: 300,000,000 shares at June 30, 2019 and December 31, 2018; 11,908,185 voting shares at June 30, 2019 issued and outstanding and 11,893,203 voting shares at December 31, 2018 issued and outstanding	86,730	86,431
Retained earnings	30,103	24,021
Accumulated other comprehensive loss, net of tax	(242)	(1,296)
Total shareholders’ equity	116,591	109,156
Total liabilities and shareholders’ equity	$1,031,024	$952,110

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except for per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$10,917	$8,778	$21,336	$16,967
Interest on interest earning deposits with other banks	652	236	1,460	491
Interest on investment securities	160	155	313	307
Dividends on other investments	75	62	89	73
Total interest income	11,804	9,231	23,198	17,838
INTEREST EXPENSE
Interest on deposits	1,420	712	2,856	1,358
Interest on borrowed funds	198	216	389	399
Total interest expense	1,618	928	3,245	1,757
Net interest income	10,186	8,303	19,953	16,081
PROVISION FOR LOAN LOSSES	547	392	1,087	893
Net interest income after provision for loan losses	9,639	7,911	18,866	15,188
NONINTEREST INCOME
Deposit service charges and fees	781	771	1,507	1,458
Wholesale banking service fees	502	42	948	42
Loan referral fees	473	114	1,106	244
Mortgage broker fees	111	69	196	106
Sublease and lease income	10	4	20	61
(Loss) gain on sales of loans, net	132	78	121	142
Other income	123	135	218	267
Total noninterest income	2,132	1,213	4,116	2,320
NONINTEREST EXPENSE
Salaries and employee benefits	4,529	3,910	9,087	7,645
Occupancy	930	804	1,924	1,627
Data processing	499	492	1,028	971
Director and staff expenses	217	136	457	280
Excise taxes	180	134	345	258
Marketing	108	86	202	143
Legal and professional fees	293	130	702	210
Federal Deposit Insurance Corporation (FDIC) assessments	134	79	209	164
Business development	96	72	198	160
Other expense	657	511	1,153	963
Total noninterest expense	7,643	6,354	15,305	12,421
Income before provision for income taxes	4,128	2,770	7,677	5,087
PROVISION FOR INCOME TAXES	854	569	1,595	1,043
NET INCOME	$3,274	$2,201	$6,082	$4,044
Basic earnings per common share	$0.28	$0.24	$0.51	$0.44
Diluted earnings per common share	$0.27	$0.24	$0.50	$0.44
Weighted average number of common shares outstanding:
Basic	11,895,026	9,265,153	11,889,597	9,254,061
Diluted	12,202,197	9,284,947	12,192,647	9,266,613

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
NET INCOME	$3,274	$2,201	$6,082	$4,044
OTHER COMPREHENSIVE INCOME (LOSS), before tax
Securities available-for-sale
Unrealized holding gain (loss) during the quarter	1,014	10	1,334	(872)
Income tax benefit (provision) related to unrealized holding gain (loss)	(213)	(2)	(280)	182
OTHER COMPREHENSIVE INCOME (LOSS), net of tax	801	8	1,054	(690)
COMPREHENSIVE INCOME	$4,075	$2,209	$7,136	$3,354

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, March 31, 2018	9,253,303	$52,592	$16,163	$(1,828)	$66,927
Net income	-	-	2,201	-	2,201
Reclassification of stranded tax effect due to federal tax rate change	-	-	-	-	-
Issuance of restricted stock awards	-	-	-	-	-
Exercise of stock options	45,250	273	-	-	273
Stock-based compensation	-	81	-	-	81
Other comprehensive income	-	-	-	8	8
BALANCE, June 30, 2018	9,298,553	$52,946	$18,364	$(1,820)	$69,490

BALANCE, March 31, 2019	11,902,715	$86,579	$26,829	$(1,043)	$112,365
Net income	-	-	3,274	-	3,274
Issuance of restricted stock awards	-	-	-	-	-
Forfeiture of restricted stock awards	(1,200)	-	-	-	-
Exercise of stock options	6,670	42	-	-	42
Stock-based compensation	-	109	-	-	109
Other comprehensive income	-	-	-	801	801
BALANCE, June 30, 2019	11,908,185	$86,730	$30,103	$(242)	$116,591

BALANCE, December 31, 2017	9,248,898	$52,521	$14,134	$(944)	$65,711
Net income	-	-	4,044	-	4,044
Reclassification of stranded tax effect due to federal tax rate change	-	-	186	(186)	-
Issuance of restricted stock awards	4,405	-	-	-	-
Exercise of stock options	45,250	273	-	-	273
Stock-based compensation	-	152	-	-	152
Other comprehensive loss	-	-	-	(690)	(690)
BALANCE, June 30, 2018	9,298,553	$52,946	$18,364	$(1,820)	$69,490

BALANCE, December 31, 2018	11,893,203	$86,431	$24,021	$(1,296)	$109,156
Net income	-	-	6,082	-	6,082
Issuance of restricted stock awards	2,352	-	-	-	-
Forfeiture of restricted stock awards	(1,200)	-	-	-	-
Exercise of stock options	13,830	84	-	-	84
Stock-based compensation	-	215	-	-	215
Other comprehensive income	-	-	-	1,054	1,054
BALANCE, June 30, 2019	11,908,185	$86,730	$30,103	$(242)	$116,591

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,082	$4,044
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,087	893
Depreciation and amortization	606	521
Loss on disposition of fixed assets	5	-
Decrease in operating lease right-of-use assets	499	-
Decrease in operating lease liabilities	(450)	-
Gain on sales of loans	(121)	(142)
Net discount accretion on investment securities	(13)	(10)
Stock-based compensation	215	152
Bank-owned life insurance earnings	(95)	(92)
Deferred tax (benefit) expense	(18)	26
Net change in other assets and liabilities	(3,127)	(716)
Total adjustments	(1,412)	632
Net cash provided by operating activities	4,670	4,676
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase (decrease) in interest earning deposits with other banks	26,906	(1,968)
Purchase of investment securities held-to-maturity	(3,182)	-
Purchase of other investments, net	(634)	(86)
Principal paydowns of investment securities available-for-sale	32	57
Principal paydowns of investment securities held-to-maturity	39	100
Purchase of participation loans	(7,000)	(32,653)
Proceeds from sale of loans	1,581	-
Purchase of loans	-	(5,469)
Increase in loans receivable, net	(72,055)	(6,010)
Purchases of premises and equipment, net	(377)	(363)
Net cash used by investing activities	(54,690)	(46,392)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and money market, and savings	62,364	31,978
Net increase in time deposits	2,166	9,195
Proceeds from exercise of stock options	84	273
Net cash provided by financing activities	64,614	41,446
NET INCREASE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	14,594	(270)
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	40,319	31,119
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of quarter	$54,913	$30,849
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$3,226	$1,744
Income taxes paid	1,790	700
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$1,334	$(872)
In conjunction with the adoption of ASU 2016-02 as detailed in Note 6 to the Unaudited Condensed Consolidated Financial Statements, the following assets and liabilities were recognized:
Operating lease right-of-use assets	$9,421	$-
Operating lease liabilities	$9,591	$-

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

Financial statement presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim reporting requirements and with instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual report on Form 10-K as filed with the U.S. Securities and Exchange Commission (SEC) on March 28, 2019. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for future periods.

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

Subsequent Events - The Company has evaluated events and transactions subsequent to June 30, 2019 for potential recognition or disclosure.

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

Our operating leases relate primarily to office space and bank branches. As a result of implementing ASU 2016-02, we recognized an operating lease right-of-use ("ROU") asset of $9.4 million and an operating lease liability of $9.6 million on January 1, 2019, with no impact on our consolidated statement of income or consolidated statement of cash flows compared to the prior lease accounting model. The ROU asset and operating lease liability are recorded on the face on the consolidated balance sheets. See Note 6 - Leases for additional information.

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

Recent Accounting Guidance Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendment is effective for annual periods beginning after December 15, 2019 and interim period within those annual periods. As a small reporting company, our implementation will be effective January 1, 2023.  We are actively assessing our data and the model needs and are evaluating the impact of adopting the amendment. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

Note 3 - Investment Securities

The amortized cost and fair values of investment securities at the date indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
June 30, 2019
Available-for-sale
U.S. Treasury securities	$34,849	$113	$(408)	$34,554
U.S. Government agencies	3,000	-	(13)	2,987
U.S. Agency collateralized mortgage obligations	144	1	-	145
U.S. Agency residential mortgage-backed securities	32	-	-	32
Municipals	258	2	-	260
Total available-for-sale securities	38,283	116	(421)	37,978
Held-to-maturity
U.S. Agency residential mortgage-backed securities	4,403	-	(45)	4,358
Total investment securities	$42,686	$116	$(466)	$42,336

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2018
Available-for-sale
U.S. Treasury securities	$34,831	$-	$(1,590)	$33,241
U.S. Government agencies	3,000	-	(43)	2,957
U.S. Agency collateralized mortgage obligations	172	-	(3)	169
U.S. Agency residential mortgage-backed securities	39	-	(1)	38
Municipals	259	-	(4)	255
Total available-for-sale securities	38,301	-	(1,641)	36,660
Held-to-maturity
U.S. Agency residential mortgage-backed securities	1,262	-	(57)	1,205
Total investment securities	$39,563	$-	$(1,698)	$37,865

The amortized cost and fair value of debt securities at June 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers or the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are shown separately, since they are not due at a single maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
June 30, 2019
Amounts maturing in
One year or less	$3,000	$2,987	$-	$-
After one year through five years	25,122	24,819	-	-
After five years through ten years	9,985	9,995	-	-
	38,107	37,801	-	-
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	176	177	4,403	4,358
	$38,283	$37,978	$4,403	$4,358

Investment securities with carrying values of $15,094,000 and $19,678,000 at June 30, 2019 and December 31, 2018 respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

There were no sales of investment securities during the three or six months ended June 30, 2019 and June 30, 2018.

Information pertaining to securities with gross unrealized losses at the dates indicated, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
June 30, 2019
Available-for-sale
U.S. Treasury securities	$-	$-	$29,432	$(408)	$29,432	$(408)
U.S. Government agencies	-	-	2,987	(13)	2,987	(13)
U.S. Agency collateralized mortgage obligations	-	-	-	-	-	-
Municipals	-	-	-	-	-	-
U.S. Agency residential mortgage-backed securities	-	-	-	-	-	-
Total available-for-sale securities	-	-	32,419	(421)	32,419	(421)
Held-to-maturity
U.S. Agency residential mortgage-backed securities	3,151	(31)	1,207	(14)	4,358	(45)
Total investment securities	$3,151	$(31)	$33,626	$(435)	$36,777	$(466)
December 31, 2018
Available-for-sale
U.S. Treasury securities	$-	$-	$33,241	$(1,590)	$33,241	$(1,590)
U.S. Government agencies	-	-	2,957	(43)	2,957	(43)
U.S. Agency collateralized mortgage obligations	-	-	169	(3)	169	(3)
Municipals	-	-	255	(4)	255	(4)
U.S. Agency residential mortgage-backed securities	38	(1)	-	-	38	(1)
Total available-for-sale securities	38	(1)	36,622	(1,640)	36,660	(1,641)
Held-to-maturity
U.S. Agency residential mortgage-backed securities	-	-	1,205	(57)	1,205	(57)
Total investment securities	$38	$(1)	$37,827	$(1,697)	$37,865	$(1,698)

At June 30, 2019 and December 31, 2018, there were 10 and 12 securities in an unrealized loss position, respectively. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. The Company does not consider these securities to be other than temporarily impaired at June 30, 2019 and December 31, 2018.

Note 4 - Loans and Allowance for Loan Losses

The composition of the loan portfolio is as follows as of the periods indicated:

	June 30,	December 31,
	2019	2018
	(dollars in thousands)
Commercial and industrial loans	$101,110	$90,390
Real estate loans:
Construction, land, and land development	84,666	64,045
Residential real estate	100,446	94,745
Commercial real estate	557,692	515,959
Consumer and other loans	2,893	3,584
Gross loans receivable	846,807	768,723
Net deferred origination fees and premiums	(1,364)	(824)
Loans receivable	$845,443	$767,899

Included in consumer and other loans are overdrafts of $68,000 and $36,000 at June 30, 2019 and December 31, 2018, respectively. The Company has pledged loans totaling $155,419,000 and $155,029,000 at June 30, 2019 and December 31, 2018, respectively, for borrowing lines at the FHLB and Federal Reserve Bank (FRB).

The balance of Small Business Administration (SBA) loans and participations serviced for others totaled $20,764,000 and $24,878,000 at June 30, 2019 and December 31, 2018, respectively.

The Company, at times, purchases individual loans at fair value as of the acquisition date. Purchased loans with remaining balances totaled $40,225,000 and $45,368,000 as of June 30, 2019 and December 31, 2018, respectively. Unamortized premiums totaled $628,000 and $701,000 as of June 30, 2019 and December 31, 2018, respectively, and are amortized into interest income over the life of the loans.

The Company has purchased participation loans with remaining balances totaling $43,086,000 and $36,561,000 as of June 30, 2019 and December 31, 2018, respectively.

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

The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
June 30, 2019
Commercial and industrial loans	$2	$1,310	$1,312	$99,798	$101,110	$-
Real estate loans:
Construction, land and land development	-	-	-	84,666	84,666	-
Residential real estate	-	69	69	100,377	100,446	-
Commercial real estate	969	-	969	556,723	557,692	-
Consumer and other loans	22	-	22	2,871	2,893	-
	$993	$1,379	$2,372	$844,435	$846,807	$-
Less net deferred origination fees					(1,364)
Loans receivable					$845,443

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2018
Commercial and industrial loans	$171	$494	$665	$89,725	$90,390	$-
Real estate loans:
Construction, land and land development	823	-	823	63,222	64,045	-
Residential real estate	-	72	72	94,673	94,745	-
Commercial real estate	-	-	-	515,959	515,959	-
Consumer and other loans	2	-	2	3,582	3,584	-
	$996	$566	$1,562	$767,161	768,723	$-
Less net deferred origination fees					(824)
Loans receivable					$767,899

A summary of information pertaining to impaired loans as of the period indicated:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	(dollars in thousands)
June 30, 2019
Commercial and industrial loans	$1,699	$483	$1,095	$1,579	$229
Real estate loans:
Residential real estate	73	69	-	69	-
Total	$1,772	$552	$1,095	$1,648	$229

December 31, 2018
Commercial and industrial loans	$766	$493	$-	$493	$-
Real estate loans:
Residential real estate	74	72	-	72	-
Commercial real estate	1,491	1,261	-	1,261	-
Total	$2,331	$1,826	$-	$1,826	$-

The following tables summarize our average recorded investment and interest income recognized on impaired loans by loan class for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30, 2019		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial and industrial loans	$890	$-	$976	$10
Real estate loans:
Residential real estate	71	-	416	-
Commercial real estate	-	-	1,297	-
Total	$961	$-	$2,689	$10

	Six Months Ended
	June 30, 2019		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial and industrial loans	$718	$-	$1,195	$25
Real estate loans:
Residential real estate	72	-	307	5
Commercial real estate	-	-	1,303	-
Total	$790	$-	$2,805	$30

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

The following table presents troubled debt restructurings by accrual versus nonaccrual status and by loan class as of December 31, 2018.  The troubled debt restructuring outstanding as of December 31, 2018 was paid off in the first quarter of 2019, therefore there were no troubled debt restructurings as of June 30, 2019.

	Accrual Status	Nonaccrual Status	Total Restructured Loans
	(dollars in thousands)
December 31, 2018
Commercial real estate	$-	$1,261	$1,261

No loans were restructured in the six months ended June 30, 2019 and June 30, 2018 that qualified as troubled debt restructurings. The Company has no commitments to loan additional funds to borrowers whose loans were classified as troubled debt restructurings at June 30, 2019, as there were no outstanding troubled debt restructurings at June 30, 2019.

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

An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	June 30,	December 31,
	2019	2018
	(dollars in thousands)
Commercial and industrial loans	$1,579	$493
Real estate loans:
Residential real estate	69	72
Commercial real estate	-	1,261
Total nonaccrual loans	$1,648	$1,826

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

Loans by credit quality risk rating are as follows as of the periods indicated:

	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
June 30, 2019
Commercial and industrial loans	$95,191	$329	$5,590	$-	$101,110
Real estate loans:
Construction, land, and land development	84,666	-	-	-	84,666
Residential real estate	99,958	419	69	-	100,446
Commercial real estate	555,176	2,516	-	-	557,692
Consumer and other loans	2,893	-	-	-	2,893
	$837,884	$3,264	$5,659	$-	846,807
Less net deferred origination fees					(1,364)
Loans receivable					$845,443

December 31, 2018
Commercial and industrial loans	$84,859	$3,908	$1,623	$-	$90,390
Real estate loans:
Construction, land, and land development	55,666	8,379	-	-	64,045
Residential real estate	94,548	125	72	-	94,745
Commercial real estate	512,151	2,547	1,261	-	515,959
Consumer and other loans	3,584	-	-		3,584
	$750,808	$14,959	$2,956	$-	768,723
Less net deferred origination fees					(824)
Loans receivable					$767,899

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

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio, as of and for the three and six months ended June 30, 2019:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Three months ended June 30, 2019
Balance, March 31, 2019	$2,069	$1,852	$1,623	$2,750	$79	$1,542	$9,915
Provision for loan losses or (recapture)	419	534	191	95	1	(693)	547
	2,488	2,386	1,814	2,845	80	849	10,462
Loans charged-off	(7)	-	-	-	(15)	-	(22)
Recoveries of loans previously charged-off	1	-	-	-	2	-	3
Net (charge-offs) recoveries	(6)	-	-	-	(13)	-	(19)
Balance, June 30, 2019	$2,482	$2,386	$1,814	$2,845	$67	$849	$10,443

Six months ended June 30, 2019
Balance, December 31, 2018	$2,039	$1,806	$1,647	$2,648	$77	$1,190	$9,407
Provision for loan losses or (recapture)	448	580	167	226	7	(341)	1,087
	2,487	2,386	1,814	2,874	84	849	10,494
Loans charged-off	(7)	-	-	(29)	(20)	-	(56)
Recoveries of loans previously charged-off	2	-	-	-	3	-	5
Net (charge-offs) recoveries	(5)	-	-	(29)	(17)	-	(51)
Balance, June 30, 2019	$2,482	$2,386	$1,814	$2,845	$67	$849	$10,443

As of June 30, 2019
ALLL amounts allocated to
Individually evaluated for impairment	$229	$-	$-	$-	$-	$-	$229
Collectively evaluated for impairment	2,253	2,386	1,814	2,845	67	849	10,214
ALLL balance, June 30, 2019	$2,482	$2,386	$1,814	$2,845	$67	$849	$10,443
Loans individually evaluated for impairment	$1,579	$-	$69	$-	$-		$1,648
Loans collectively evaluated for impairment	99,531	84,666	100,377	557,692	2,893		845,159
Loan balance, June 30, 2019	$101,110	$84,666	$100,446	$557,692	$2,893		$846,807

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio, as of and for the three and six months ended June 30, 2018:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Three months ended June 30, 2018
Balance, March 31, 2018	$2,028	$1,133	$1,328	$2,088	$53	$1,793	$8,423
Provision for loan losses or (recapture)	64	105	67	215	3	(62)	392
	2,092	1,238	1,395	2,303	56	1,731	8,815
Loans charged-off	(272)	-	-	-	(9)	-	(281)
Recoveries of loans previously charged-off	1	-	-	-	5	-	6
Net (charge-offs) recoveries	(271)	-	-	-	(4)	-	(275)
Balance, June 30, 2018	$1,821	$1,238	$1,395	$2,303	$52	$1,731	$8,540

Six months ended June 30, 2018
Balance, December 31, 2017	$1,864	$1,063	$1,343	$2,014	$43	$1,690	$8,017
Provision for loan losses or (recapture)	236	175	52	373	16	41	893
	2,100	1,238	1,395	2,387	59	1,731	8,910
Loans charged-off	(281)	-	-	(84)	(14)	-	(379)
Recoveries of loans previously charged-off	2	-	-	-	7	-	9
Net (charge-offs) recoveries	(279)	-	-	(84)	(7)	-	(370)
Balance, June 30, 2018	$1,821	$1,238	$1,395	$2,303	$52	$1,731	$8,540

As of June 30, 2018
ALLL amounts allocated to
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,821	1,238	1,395	2,303	52	1,731	8,540
ALLL balance, June 30, 2018	$1,821	$1,238	$1,395	$2,303	$52	$1,731	$8,540
Loans individually evaluated for impairment	$820	$-	$75	$1,290	$-		$2,185
Loans collectively evaluated for impairment	88,464	46,356	88,347	473,040	2,670		698,877
Loan balance, June 30, 2018	$89,284	$46,356	$88,422	$474,330	$2,670		$701,062

Note 5 - Deposits

The composition of consolidated deposits consisted of the following at the periods indicated:

	June 30,	December 31,
	2019	2018
	(dollars in thousands)
Demand, noninterest bearing	$315,890	$293,525
Now and money market	401,924	360,473
Savings	51,120	52,572
Time deposits less than $250,000	62,303	62,272
Time deposits $250,000 and over	36,907	34,772
Total deposits	$868,144	$803,614

The Company held $14,166,000 and $10,521,000 in brokered NOW and money market accounts as of June 30, 2019 and December 31, 2018, respectively.

The following table presents the maturity distribution of time deposits as of June 30, 2019 (dollars in thousands):

Twelve months	$75,838
One to two years	16,219
Two to three years	4,737
Three to four years	1,751
Four to five years	665
$99,210

Note 6 - Leases

The Company has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception.

The Company adopted the provisions of ASU 2016-02 (Topic 842) on January 1, 2019. Operating lease right-of-use (“ROU”) assets represent a right to use an underlying asset for the contractual lease term. Operating lease liabilities represent an obligation to make lease payments arising from the lease. Upon adoption, operating lease ROU assets totaling $9.4 million and operating lease liabilities totaling $9.6 million were recognized in our Unaudited Consolidated Balance Sheets for leases that existed at the adoption date, based on the present value of lease payments over the remaining lease term.  ROU assets are further adjusted for lease incentives.  Operating leases entered into after the adoption date will be recognized as an operating lease ROU asset and operating lease liability at the commencement date of the new lease.

The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating lease liabilities. The weighted average discount rate used to discount operating lease liabilities at June 30, 2019 was 3.34%.

The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantees.

Operating leases with terms of 12 months or less are not included in ROU assets and operating lease liabilities recorded in our consolidated balance sheets. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis. As of June 30, 2019, the Company does not have any leases that have not yet commenced. The Company has entered into a sublease agreement that will commence in August 2019.  At June 30, 2019, lease expiration dates ranged from two to 26 years, with additional renewal options on certain leases typically ranging from 5 to 10 years. At June 30, 2019, the weighted average remaining lease term for the Company’s operating leases was 11.6 years.

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $726,000 and $570,000, respectively, for the six months ended June 30, 2019 and 2018. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew, at June 30, 2019:

June 30,
(dollars in thousands)	2019
July 1, 2019 to December 31, 2019	$651
2020	1,304
2021	1,291
2022	1,296
2023	1,306
2024 and thereafter	4,936
Total lease payments	10,784
Less: amounts representing interest	1,686
Present value of lease liabilities	$9,098

The following table presents the components of total lease expense and operating cash flows:

June 30,
(dollars in thousands)	2019
Lease expense:
Operating lease expense	$661
Variable lease expense	65
Total lease expense (1)	$726
Cash paid:
Cash paid reducing operating lease liabilities	$716

(1) Included in net occupancy expense in the Condensed Consolidated Statements of Income (Unaudited).

Note 7 - Stock-Based Compensation

Stock Options and Restricted Stock

On April 30, 2018, the Company’s shareholders approved the Coastal Financial Corporation 2018 Omnibus Incentive Plan (2018 Plan). The 2018 Plan authorizes the Company to grant awards, including but not limited to, stock options and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. The 2018 Plan replaces both the Company’s 2006 Stock Option and Equity Compensation Plan (2006 Plan) and its Directors’ Stock Bonus Plan.  Existing awards will vest under the terms granted and no further awards will be made under these previous plans. Shares available to be granted under the 2018 Plan totaled 361,111 at June 30, 2019.

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

The following assumptions were used to estimate the value of options granted under the 2006 Plan and the 2018 Plan as applicable in the periods indicated:

	Six months ended June 30, 2019	Six months ended June 30, 2018
Expected term	10.0 years	10.0 years
Expected stock price volatility	48.79%	41.89%
Risk-free interest rate	2.74%	2.66%
Expected dividends	Zero	Zero
Weighted average grant date fair value	$9.22	$3.95

A summary of stock option activity under the 2018 Plan and 2006 Plan during the six months ended June 30, 2019:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
(dollars in thousands, except per share amounts)
Outstanding at December 31, 2018	688,310	$6.39	6.38
Granted	125,837	14.91
Exercised	(13,830)	6.10
Forfeited or expired	(9,050)	8.87
Outstanding at June 30, 2019	791,267	$7.72	6.45	$6,138
Vested or expected to vest at June 30, 2019	791,267	$7.72	6.45	$6,138
Exercisable at June 30, 2019	256,843	$5.98	4.73	$2,437

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the three and six months ended June 30, 2019 was $66,000 and $135,000, respectively and $67,000, for the three and six months ended June 30, 2018.

As of June 30, 2019, there was $2,527,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan and 2006 Plan. Total unrecognized compensation costs are adjusted for unvested forfeitures. The Company expects to recognize that cost over a weighted-average period of approximately 7.8 years.   Compensation expense recorded related to stock options was $101,000 and $198,000 for the three and six months ended June 30, 2019, respectively, and $72,000 and $137,000 for the three and six months ended June 30, 2018, respectively.

Restricted Stock Awards

The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.

As of June 30, 2019 there was $56,000 of total unrecognized compensation cost related to nonvested restricted stock awards.  The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 7.5 years.  Compensation expense recorded related to restricted stock awards was $2,000 and $4,000 for the three and six months ended June 30, 2019 and was nominal for the three and six months ended June 30, 2018.

A summary of the Company’s nonvested shares at June 30, 2019 and changes during the six-month period is presented below:

Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
(all amounts in dollars except per share amounts)
Nonvested shares at December 31, 2018	5,200	$12.32
Granted	-	-
Forfeited	(1,200)	6.25
Vested	-	-
Nonvested shares at June 30, 2019	4,000	$15.35	$480

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

In January 2019, there were 2,352 shares granted to seven directors at an estimated fair value of $14.91 per share. In January 2018, there were 4,405 shares granted to five directors at an estimated fair value of $7.10 per share. Compensation expense recorded related to the Bonus Plan totaled $8,000 and $17,000 for the three and six months ended June 30, 2019, respectively, and $8,000 and $16,000 for the three and six months ended June 30, 2018, respectively.

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

The total authorized preferred stock is 25,000,000.  There were no shares of preferred stock issued and outstanding at June 30, 2019 and December 31, 2018.

The total authorized common shares is 300,000,000 shares.  At June 30, 2019 and December 31, 2018, there were 11,908,185 and 11,893,203 common shares issued and outstanding.

On September 26, 2018, all 100,000 shares of Class B nonvoting common stock outstanding were exchanged for voting common stock on terms and conditions approved by the Company’s board of directors. At June 30, 2019 and December 31, 2018 there were no shares of Class B nonvoting common stock issued and outstanding.

On September 26, 2018, 261,444 Class C shares were exchanged for common stock on terms and conditions approved by the Company’s board of directors. There were no shares of Class C nonvoting common stock issued and outstanding, at June 30, 2019 and December 31, 2018.

Note 9 - Fair Value Measurements

The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	June 30, 2019		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$18,735	$18,735	$18,735	$-	$-
Interest earning deposits with other banks	94,735	94,735	94,735	-	-
Investment securities	42,381	42,336	34,554	7,782	-
Other investments	4,400	4,400	-	4,400	-
Loans receivable, net	835,000	827,022	-	-	827,022
Accrued interest receivable	2,884	2,884	-	2,884	-
Financial liabilities
Deposits	$868,144	867,814	$-	$867,814	$-
FHLB advances	20,000	20,000	-	20,000	-
Subordinated debt	9,972	10,001	-	10,001	-
Junior subordinated debentures	3,582	3,389	-	3,389	-
Accrued interest payable	298	298	-	298	-

	December 31, 2018		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$16,315	$16,315	$16,315	$-	$-
Interest earning deposits with other banks	109,467	109,467	109,467	-	-
Investment securities	37,922	37,865	33,241	4,624	-
Other investments	3,766	3,766	-	3,766	-
Loans receivable, net	758,492	743,354	-	-	743,354
Accrued interest receivable	2,526	2,526	-	2,526	-
Financial liabilities
Deposits	$803,614	$802,645	$-	$802,645	$-
FHLB advances	20,000	20,000	-	20,000	-
Subordinated debt	9,965	9,804	-	9,804	-
Junior subordinated debentures	3,581	3,265	-	3,265	-
Accrued interest payable	279	279	-	279	-

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

Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
June 30, 2019
Available-for-sale
U.S. Treasury securities	$34,554	$-	$-	$34,554
U.S. Government agencies	-	2,987	-	2,987
U.S. Agency collateralized mortgage obligations	-	145	-	145
U.S. Agency residential mortgage-backed securities	-	32	-	32
Municipals	-	260	-	260
	$34,554	$3,424	$-	$37,978
December 31, 2018
Available-for-sale
U.S. Treasury securities	$33,241	$-	$-	$33,241
U.S. Government agencies	-	2,957	-	2,957
U.S. Agency collateralized mortgage obligations	-	169	-	169
U.S. Agency residential mortgage-backed securities	-	38	-	38
Municipals	-	255	-	255
	$33,241	$3,419	$-	$36,660

The following methods were used to estimate the fair value of the class of financial instruments above:

Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2019 and December 31, 2018. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets measured at fair value using significant unobservable inputs (Level 3)

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the dates indicated:

	Valuation Technique	Unobservable Inputs	June 30, 2019 Weighted Average Rate	December 31, 2018 Weighted Average Rate
Impaired loans	Collateral valuations	Discount to appraised value	10%	9%

Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
June 30, 2019
Impaired loans	$-	$-	$1,347	$1,347
Total	$-	$-	$1,347	$1,347

December 31, 2018
Impaired loans	$-	$-	$493	$493
Total	$-	$-	$493	$493

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

Note 10 - Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(dollars in thousands, except share data)		(dollars in thousands, except share data)
Net Income	$3,274	$2,201	$6,082	$4,044
Basic weighted average number common shares outstanding	11,895,026	9,265,153	11,889,597	9,254,061
Dilutive effect of equity-based awards	307,171	19,794	303,050	12,552
Diluted weighted average number common shares outstanding	12,202,197	9,284,947	12,192,647	9,266,613
Basic earnings per share	$0.28	$0.24	$0.51	$0.44
Diluted earnings per share	$0.27	$0.24	$0.50	$0.44
Antidilutive stock options and restricted stock outstanding	138,889	701,848	138,889	701,848

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

Comparison of Operating Results for the Three Months Ended June 30, 2019 and June 30, 2018

The Company’s first and second quarter 2019 results were impacted by a temporary, atypically large balance held in a deposit account by a wholesale banking services client, which is not expected to occur again.  These deposits come through a wholesale banking relationship and not from the end customer so they are classified as brokered deposits in accordance with regulatory guidance.  Throughout the remainder of this earnings release, these deposits are referred to as wholesale-brokered deposits.

The increase of wholesale-brokered deposits during the quarters ended June 30, 2019 and March 31, 2019 most significantly affected the following balance sheet items: cash and cash equivalents, total assets, deposits, and total liabilities.  Cost of deposits, cost of funds, net interest margin, and net income were the most significantly impacted income statement items due to the temporary increase in wholesale-brokered deposits.  Although the bulk of the atypical wholesale-brokered deposits were transferred out in the second quarter of 2019, the impact of these atypical balances will continue to be seen in the year to date results of the Company for the remainder of 2019.

Net Income

Net income for the three months ended June 30, 2019, was $3.3 million, or $0.27 per diluted share, compared to $2.2 million, or $0.24 per diluted share, for the three months ended June 30, 2018. The increase in net income over the comparable period in the prior year was attributable to a $1.9 million increase in net interest income, primarily arising from increased interest earning assets from our loan growth initiatives, as well as increases of $359,000 in loan referral fees from arranging interest rate swaps for our customers and $460,000 in wholesale banking service fees, a new line of business in which we provide banking services to wholesale banking service clients that provide financial service to their customers.  These positive factors were partially offset by a $1.3 million increase in noninterest expense, which includes $619,000 more in salaries and employee benefits.

Net Interest Income

Net interest income for the three months ended June 30, 2019, was $10.2 million, compared to $8.3 million for the three months ended June 30, 2018, an increase of $1.9 million, or 22.7%. The increase in net interest income consisted of a $2.6 million, or 27.9%, increase in interest income partially offset by a $690,000, or 74.4%, increase in interest expense.  The increase from prior quarter one year ago is a result of higher yielding and increased interest earning asset balances.

The growth in interest income was primarily attributable to a $123.7 million, or 18.0%, increase in average loans outstanding for the three months ended June 30, 2019, compared to the prior year period, combined with a 28 basis point increase in the yield on total loans, which totaled 5.39% for the three months ended June 30, 2019 compared to 5.11% for the three months ended June 30, 2018. The increase of loan yields, as compared to the prior year period, was from pricing new loans at higher rates, variable loans repricing with the increases in prime rate, and changes in the composition in the loan portfolio.  Contractual loan yields approximated 5.23% for the quarter ended June 30, 2019 compared to 4.92% for the quarter ended June 30, 2018.  The increase in yield for the current quarter was from pricing new loans at higher rates and variable loans repricing with the increase in prime rate and changes in the loan portfolio. We have continued to focus on our loan growth initiatives, including the deepening of relationships with existing customers and developing new loan and deposit relationships. We focus on organically growing loans through our existing lenders and by acquiring new lenders or teams to assist to grow our loan portfolio.

The increase in interest expense for the three months ended June 30, 2019, was primarily related to a 26 basis point increase in the cost of deposits combined with a $86.6 million, or 18.7%, increase in average interest bearing deposits compared to the same period in the prior year. Wholesale-brokered deposits averaged $20.3 million for the quarter ended June 30, 2019.  This temporary increase resulted in an atypical increase in interest expense.  Without the increase in wholesale-brokered deposits, the cost of interest bearing deposits would have approximated 0.63% for the quarter ended June 30, 2019, compared to actual cost of deposits at June 30, 2019 of 0.66%.  Also contributing to the increase in interest expense is an increase in the rate paid on NOW and money market accounts, as market interest rates increased in response to the Federal Reserve last raising rates in December 2018. The increase in average interest bearing deposits for the three months ended June 30, 2019, compared to the same period in 2018, was attributable to both rate increases and growth in nearly all deposit categories. The average balance of NOW and money market accounts grew $55.0 million, or 16.9%. The average balance of savings accounts grew $4.9 million, or 10.4%, and the average balance of time deposits grew $6.5 million, or 7.1% to $97.6 million. We do not regularly advertise time deposit rates or money market rates, although we occasionally advertise promotional rates in targeted portions of our market area. Our branch managers, business development officers, and lenders collaborate to provide consistent and coordinated customer service and to seek deposits from new and existing customers.

For the three months ended June 30, 2019, net interest margin (annualized net interest income divided by average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 4.24% and 3.77%, respectively, compared to 4.26% and 3.96% for the three months ended June 30, 2018.  The impact of holding the wholesale-brokered deposits during the quarter increased lower yielding assets and increased the costs of deposits due to the price of those deposits. The net interest margin would have been 4.38% for the quarter ended June 30, 2019, excluding the impact of temporary wholesale-brokered deposits, a 12 basis point increase over the quarter ended June 30, 2018, with loan yields outpacing deposit costs.

The following table presents an analysis of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $316,000 and $321,000 for the three months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019 and 2018, the amount of interest income not recognized on nonaccrual loans was not material.

	Average balance sheets
	For the Three Months Ended June 30,
	2019			2018
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost (4)	Balance	Dividends	Cost (4)
Assets
Interest earning assets:
Interest earning deposits	$106,353	$652	2.46%	$50,750	$236	1.87%
Investment securities, available for sale (1)	38,288	147	1.54	38,325	148	1.55
Investment securities, held to maturity (1)	1,863	13	2.80	1,317	7	2.13
Other investments	3,659	75	8.22	3,200	62	7.77
Loans receivable (2)	812,704	10,917	5.39	688,975	8,778	5.11
Total interest earning assets	962,867	11,804	4.92	782,567	9,231	4.73
Noninterest earning assets:
Allowance for loan losses	(10,025)			(8,522)
Other noninterest earning assets	49,594			36,277
Total assets	$1,002,436			$810,322

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$550,777	$1,420	1.03%	$464,133	$712	0.62%
FHLB advances and other borrowings	1,542	9	2.34	5,972	30	2.01
Subordinated debt	9,970	146	5.87	9,955	147	5.92
Junior subordinated debentures	3,582	43	4.81	3,580	39	4.37
Total interest bearing liabilities	565,871	1,618	1.15	483,640	928	0.77
Noninterest bearing deposits	308,739			255,615
Other liabilities	13,132			2,610
Total shareholders' equity	114,694			68,457
Total liabilities and shareholders' equity	$1,002,436			$810,322
Net interest income		$10,186			$8,303
Interest rate spread			3.77%			3.96%
Net interest margin (3)			4.24%			4.26%

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

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.  The increase in interest earning deposits, primarily in volume and interest bearing deposits which impacted both volume and rate is largely the result of temporary wholesale–brokered deposits which were held early in the second quarter.

	Three Months Ended June 30, 2019
	Compared to
	Three Months Ended June 30, 2018
	Increase (Decrease)
	Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Interest earning deposits	$341	$75	$416
Investment securities, available for sale	-	(1)	(1)
Investment securities, held to maturity	4	2	6
Other Investments	9	4	13
Loans receivable	1,662	477	2,139
Total increase in interest income	2,016	557	2,573

Interest expense:
Interest bearing deposits	223	485	708
FHLB advances and other borrowings	(26)	5	(21)
Subordinated debt	-	(1)	(1)
Junior subordinated debentures	-	4	4
Total increase in interest expense	197	493	690
Increase in net interest income	$1,819	$64	$1,883

Provision for Loan Losses

The provision for loan losses is an expense we incur to maintain an allowance for loan losses at a level that is deemed appropriate by management to absorb inherent losses on existing loans. For a description of the factors taken into account by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.”

The provision for loan losses for the three months ended June 30, 2019 was $547,000, compared to $392,000 for the three months ended June 30, 2018. The allowance for loan losses as a percentage of loans was 1.24% at June 30, 2019, compared to 1.22% at June 30, 2018. Consistent credit quality kept the allowance static, while the provision for loan losses was increased due to loan growth.

Net charge-offs for the three months ended June 30, 2019, totaled $19,000, or 0.01% (annualized) of total average loans, as compared to net charge-offs of $275,000, or 0.16% (annualized) of total average loans, for the three months ended June 30, 2018. Net charge-offs for the current period were low and demonstrate the strong credit quality of our loan portfolio and a healthy economic environment in our market area.

Noninterest Income

Our primary sources of recurring noninterest income are deposit account service charges, wholesale banking service fees, loan referral fees, income from the sale of loans, and mortgage broker fees. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

For the three months ended June 30, 2019, noninterest income totaled $2.1 million, an increase of $919,000, or 75.8%, compared to $1.2 million for the three months ended June 30, 2018.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months
	Ended June 30,		Increase	Percent
(Dollars in thousands)	2019	2018	(Decrease)	Change
Deposit service charges and fees	$781	$771	$10	1.3%
Wholesale banking service fees	502	42	460	1,095.2
Loan referral fees	473	114	359	314.9
Gain on sales of loans, net	132	78	54	69.2
Mortgage broker fees	111	69	42	60.9
Sublease and lease income	10	4	6	150.0
Other	123	135	(12)	(8.9)
Total noninterest income	$2,132	$1,213	$919	75.8%

Deposit Service Charges and Fees. Deposit fees, which are fees from our customers for deposit-related services, constitute the largest component of our noninterest income. Service charges on deposit accounts were $781,000 for the three months ended June 30, 2019, an increase of $10,000, or 1.3%, over the same period in the prior year. The increase in deposit account service charges was primarily the result of growth in deposit accounts and balances.

Wholesale Banking Service Fees. We provide banking services to wholesale banking service clients that provide financial services to their customers. In exchange for providing these services, we earn fixed and variable fees and reimbursement of costs incurred for providing these services.  This line of business was launched mid-year in 2018, therefore income for the three months ended June 30, 2018 was $42,000 compared to $502,000 for the three months ended June 30, 2019.

Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize the loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without assuming the interest rate risk. Loan referral fees were $473,000 for the three months ended June 30, 2019, compared to $114,000 in the same period in the prior year. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. The recognition of loan referral fees fluctuates in response to these market conditions and as a result we may not recognize any loan referral fees in some periods.

Gain on Sale of Loans. We typically sell in the secondary market the guaranteed portion (generally 75% of the principal balance) of the Small Business Administration (SBA) and United States Department of Agriculture (USDA) loans that we originate. Gain on sale of loans for the three months ended June 30, 2019 was $132,000 as compared to a gain of $78,000 in the same period in 2018.  We are in the process of rebuilding our government guaranteed loan pipeline as we focus on higher quality loans in what we believe is the latter half of the credit cycle.

Mortgage Broker Fees. We earn mortgage broker fees for residential mortgage loans that we broker through mortgage lenders. Mortgage broker fees increased $42,000 in the three months ended June 30, 2019, compared to the same period in 2018 as a result of increased demand from lower interest rates on mortgages.

Other. This category includes a variety of other income-producing activities, annuity broker fees, and SBA servicing fees. Other noninterest income decreased $12,000 in the three months ended June 30, 2019, compared to the same period in 2018 primarily as a result of lower SBA servicing fees.

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

For the three months ended June 30, 2019, noninterest expense totaled $7.6 million, an increase of $1.3 million, or 20.3%, compared to $6.4 million for the three months ended June 30, 2018.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months
	Ended June 30,		Increase	Percent
(Dollars in thousands)	2019	2018	(Decrease)	Change
Salaries and employee benefits	$4,529	$3,910	$619	15.8%
Occupancy	930	804	126	15.7
Data processing	499	492	7	1.4
Legal and professional fees	293	130	163	125.4
Director and staff expenses	217	136	81	59.6
Excise taxes	180	134	46	34.3
FDIC assessments	134	79	55	69.6
Marketing	108	86	22	25.6
Business development	96	72	24	33.3
Other	657	511	146	28.6
Total noninterest expense	$7,643	$6,354	$1,289	20.3%

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, incentive compensation costs, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $4.5 million for the three months ended June 30, 2019, an increase of $619,000, or 15.8%, compared to $3.9 million for the three months ended June 30, 2018. The increase was due to hiring staff for our Edmonds branch (which opened late in 2018), hiring new lenders and lending teams, new back office staff to support growth and becoming a public company, and staff for our wholesale banking activities.  New hires were primarily in support of our growth initiatives and deploying capital.  As of June 30, 2019, we had 187 full-time equivalent employees, compared to 170 at June 30, 2018, a 10.0% increase.

Occupancy Expenses. Occupancy expenses were $930,000 for the three months ended June 30, 2019, compared to $804,000 for the three months ended June 30, 2018. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $301,000 and $268,000 for the three months ended June 30, 2019 and 2018, respectively. The increase of 15.7% in occupancy expenses for the three months ended June 30, 2019, compared to the same period in the prior year, was largely due to opening our Edmonds location late October 2018, increased lease expense, depreciation costs, higher overall maintenance costs, and higher property taxes.

Data Processing. Data processing costs were $499,000 for the three months ended June 30, 2019, compared to $492,000 for the three months ended June 30, 2018. Data processing costs include all of our customer processing, computer processing, and network costs.  Data processing costs grow as we add new products, customers and branches.  A change in accounting for expenses related to point-of-sale transactions has resulted in only slightly higher expense for that component for the three months ended June 30, 2019 compared to the same period last year.

Legal and professional fees. Legal and professional costs were $293,000 for the quarter ended June 30, 2019 compared to $130,000 for the quarter ended June 30, 2018.  The increase over the prior year is largely the result of additional legal and consulting fees from negotiating wholesale services banking agreements and increased legal and accounting expenses associated with being a public company.

Other. This category includes dues and subscriptions, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officer’s insurance, donations, provision for unfunded commitments, and miscellaneous other expenses. Other noninterest expense was $657,000 for the three months ended June 30, 2019, compared to $511,000 for the three months ended June 30, 2018. The increase was largely due to a $46,000 increase in the provision for unfunded commitments combined with overall growth for the three months ended June 30, 2019 as compared to the same period last year.

Income Tax Expense

The amount of income tax expense we incur is impacted by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce our deferred tax assets to the amount expected to be realized. For the three months ended June 30, 2019, income tax expense totaled $854,000, compared to $569,000 for the three months ended June 30, 2018. Our effective tax rates for the three months ended June 30, 2019 and 2018, were 20.7% and 20.5%, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and June 30, 2018

Net Income

Net income for the six months ended June 30, 2019, was $6.1 million, or $0.50 per diluted share, compared to $4.0 million, or $0.44 per diluted share, for the six months ended June 30, 2018. The increase in net income over the comparable period in the prior year was attributable to a $3.9 million increase in net interest income, primarily arising from increased interest-earning assets from our loan growth initiatives, as well as $906,000 in increased wholesale banking fees under a program that was launched mid-year 2018, and $862,000 in increased fees and revenue from loan referral fees. These positive factors were offset by a $2.9 million increase in noninterest expense.  The most significant increases in noninterest expense are salaries and employee benefits, which was $1.4 million more for the six months ended June 30, 2019 compared to the same period last year.

Net Interest Income

Net interest income for the six months ended June 30, 2019, was $20.0 million compared to $16.1 million for the six months ended June 30, 2018, an increase of $3.9 million, or 24.1%. The increase in net interest income consisted of a $5.4 million, or 30.0%, increase in interest income offset by a $1.5 million, or 84.7%, increase in interest expense.

The growth in interest income was primarily attributable to a $125.8 million, or 18.7%, increase in average loans outstanding for the six months ended June 30, 2019, compared to the prior year period, combined with a 30 basis point increase in the yield on total loans.

The increase in interest expense for the six months ended June 30, 2019, was primarily related to a 44 basis point increase in the cost of interest-bearing deposits combined with a $96.7 million, or 20.8%, increase in average interest-bearing deposits over the same period in the prior year. The increase in the cost of deposits was due in part to the temporary wholesale-brokered deposits, and without these deposits the cost of deposits would have been 0.57% compared to 0.67%, which was the actual cost of deposits for the six months ended June 30, 2019.  Cost of deposits increased over the same period last year as a result of an increase in the rate paid on NOW and money market accounts and on time deposits, as market interest rates increased over the prior year period. The increase in average interest-bearing deposits for the six months ended June 30, 2019, compared to the same period in 2018 is attributable to growth in all deposit categories. The average balance of NOW and money market accounts grew $37.7 million, or 11.5%, the average balance of savings accounts grew $5.8 million, or 12.6%, the average balance of time deposits grew $6.1 million, or 6.8%, and wholesale-brokered deposits averaged $47.0 million with the addition of wholesale banking services.

For the six months ended June 30, 2019, net interest margin (annualized net interest income divided by average total interest-earning assets) and net interest spread (average yield on total interest-earning assets minus average cost of total interest-bearing liabilities) were 4.19% and 3.73%, respectively, compared to 4.19% and 3.91% for the six months ended June 30, 2018.

The following table presents an analysis of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $666,000 and $632,000 for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, the amount of interest income not recognized on nonaccrual loans was not material.

	Average balance sheets
	For the Six Months Ended June 30,
	2019			2018
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost (4)	Balance	Dividends	Cost (4)
Assets
Interest earning assets:
Interest earning deposits	$119,830	$1,460	2.46%	$59,407	$491	1.67%
Investment securities, available for sale (1)	38,292	291	1.53	38,333	293	1.54
Investment securities, held to maturity (1)	1,561	22	2.84	1,346	14	2.10
Other Investments	3,406	89	5.27	3,057	73	4.82
Loans receivable (2)	797,629	21,336	5.39	671,867	16,967	5.09
Total interest earning assets	960,718	23,198	4.87	774,010	17,838	4.65
Noninterest earning assets:
Allowance for loan losses	(9,825)			(8,323)
Other noninterest earning assets	48,873			36,178
Total assets	$999,766			$801,865

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$560,875	$2,856	1.03%	$464,176	$1,358	0.59%
FHLB advances and other borrowings	923	11	2.40	3,397	34	2.02
Subordinated debt	9,968	291	5.89	9,954	291	5.90
Junior subordinated debentures	3,581	87	4.90	3,580	74	4.17
Total interest bearing liabilities	575,347	3,245	1.14	481,107	1,757	0.74
Noninterest bearing deposits	298,451			250,473
Other liabilities	13,080			2,724
Total shareholders' equity	112,888			67,561
Total liabilities and shareholders' equity	$999,766			$801,865
Net interest income		$19,953			$16,081
Interest rate spread			3.73%			3.91%
Net interest margin (3)			4.19%			4.19%

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

	Six Months Ended June 30, 2019
	Compared to
	Six Months Ended June 30, 2018
	Increase (Decrease)
	Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Interest earning deposits	$736	$233	$969
Investment securities, available for sale	-	(2)	(2)
Investment securities, held to maturity	3	5	8
Other Investments	9	7	16
Loans receivable	3,364	1,005	4,369
Total increase in interest income	4,112	1,248	5,360

Interest expense:
Interest bearing deposits	492	1,006	1,498
FHLB advances	(29)	6	(23)
Subordinated debt	-	-	-
Junior subordinated debentures	-	13	13
Total increase in interest expense	463	1,025	1,488
Increase in net interest income	$3,649	$223	$3,872

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2019, was $1.1 million, compared to $893,000 for the six months ended June 30, 2018. The increase of $194,000 was primarily due to loan growth. The allowance for loan losses as a percentage of loans was 1.24% at June 30, 2019, compared to 1.22% at June 30, 2018. While the increased provision was needed for loan growth, consistent credit quality resulted in an increase in the allowance for loan losses to total loans receivable ratio.

Net charge-offs for the six months ended June 30, 2019, totaled $51,000 or 0.01% (annualized) of total average loans, as compared to $370,000, or 0.11% (annualized) of total average loans, for the six months ended June 30, 2018. Net charge-offs for both periods were low, and the reduced net charge-offs in the current period demonstrate the strong credit quality of our loan portfolio and a healthy economic environment in our market area.

Noninterest Income

For the six months ended June 30, 2019, noninterest income totaled $4.1 million, an increase of $1.8 million, or 77.4%, compared to $2.3 million for the six months ended June 30, 2018.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Six Months
	Ended June 30,		Increase	Percent
(Dollars in thousands)	2019	2018	(Decrease)	Change
Deposit service charges and fees	$1,507	$1,458	$49	3.4%
Loan referral fees	1,106	244	862	353.3
Wholesale banking service fees	948	42	906	2,157.1
Mortgage broker fees	196	106	90	84.9
Gain on sales of loans, net	121	142	(21)	(14.8)
Sublease and lease income	20	61	(41)	(67.2)
Other	218	267	(49)	(18.4)
Total noninterest income	$4,116	$2,320	$1,796	77.4%

Deposit Service Charges and Fees. Service charges on deposit accounts were $1.5 million for the six months ended June 30, 2019, an increase of $49,000, or 3.4%, over the same period in the prior year. Despite increases in most accounts within this category, income remained fairly flat for the six months ended June 30, 2019 as compared to June 30, 2018 in part due to a change in the accounting for certain point-of-sale fees which resulted in lower fee income for that product in the current period over the same period last year.

Loan Referral Fees. Loan referral fees were $1.1 million for the six months ended June 30, 2019, compared to $244,000 for the same period in the prior year. The recognition of loan referral fees fluctuates in response to market conditions resulting in periods of higher and lower fees, and we may not recognize any loan referral fees in some periods.

Wholesale Banking Service Fees. We provide banking services to wholesale banking service clients that provide financial services to their customers. In exchange for providing these services, we earn fixed and variable fees and reimbursement of costs incurred for providing these services.  This line of business was launched mid-year in 2018, therefore income for the six months ended June 30, 2018 was $42,000 compared to $948,000 for the six months ended June 30, 2019.

Mortgage Broker Fees. Mortgage broker fees increased $90,000 in the six months ended June 30, 2019, compared to the same period in 2018 as a result of higher demand and lower mortgage interest rates in our key markets, which increased the demand for new and refinanced mortgages.

Gain on Sale of Loans. We typically sell in the secondary market the guaranteed portion (generally 75% of the principal balance) of the Small Business Administration (SBA) and United States Department of Agriculture (USDA) loans that we originate. Gain on sale of loans decreased $21,000 to $121,000 in the six months ended June 30, 2019, compared to the same period in 2018.  We are in the process of rebuilding our SBA pipeline as we focus on higher quality loans in what we believe is the latter half of the credit cycle.

Other. Other noninterest income decreased $49,000 in the six months ended June 30, 2019, compared to the same period in 2018. The most significant variances were lower annuity fees and lower SBA servicing fees for the six months ended June 30, 2019, as compared to the same period last year.

Noninterest Expense

For the six months ended June 30, 2019, noninterest expense totaled $15.3 million, an increase of $2.9 million, or 23.2%, compared to $12.4 million for the six months ended June 30, 2018.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Six Months
	Ended June 30,		Increase	Percent
(Dollars in thousands)	2019	2018	(Decrease)	Change
Salaries and employee benefits	$9,087	$7,645	$1,442	18.9%
Occupancy	1,924	1,627	297	18.3
Data processing	1,028	971	57	5.9
Legal and professional fees	702	210	492	234.3
Director and staff expenses	457	280	177	63.2
Excise taxes	345	258	87	33.7
FDIC assessments	209	164	45	27.4
Marketing	202	143	59	41.3
Business development	198	160	38	23.8
Other	1,153	963	190	19.7
Total noninterest expense	$15,305	$12,421	$2,884	23.2%

Salaries and Employee Benefits. Salaries and employee benefits were $9.1 million for the six months ended June 30, 2019, an increase of $1.4 million, or 18.9%, compared to $7.6 million for the six months ended June 30, 2018. As noted previously, the increase was primarily due to hiring additional staff for our Edmonds branch, which opened in October 2018, and hiring additional staff for our ongoing growth initiatives, doing business as a public company and staffing for our wholesale banking services team. As of June 30, 2019, we had 187 full-time equivalent employees, compared to 170 at June 30, 2018, a 10.0% increase.

Occupancy Expenses. Occupancy expenses were $1.9 million for the six months ended June 30, 2019, compared to $1.6 million for the six months ended June 30, 2018. This category includes depreciation on building, leasehold, furniture, fixtures and equipment totaling $606,000 and $521,000 for the six months ended June 30, 2019 and 2018, respectively. The increase of 18.3%, in occupancy expenses for the six months ended June 30, 2019, compared to the same period in the prior year was primarily due to the addition of our Edmonds branch in October 2018 and includes increases in rent expense, utilities, and property taxes as well as higher maintenance and repair costs overall.

Data Processing. Data processing costs were $1.0 million for the six months ended June 30, 2019, compared to $971,000 for the six months ended June 30, 2018. Data processing costs include all of our customer processing, computer processing, and network costs.  In general, data processing costs increase as the Company grows.  The increase for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was reduced due to a change in accounting related to certain point-of-sale transactions that reduced expenses for that account as compared to the prior period.

Legal and professional fees. Legal and professional costs were $702,000 for the six months ended June 30, 2019 compared to $210,000 for the six months ended June 30, 2018.  The increase over the prior year is largely the result of additional legal and consulting fees from negotiating wholesale services banking agreements and increased legal and accounting expenses associated with being a public company.

Other. Other noninterest expenses were $1.2 million for the six months ended June 30, 2019, compared to $963,000 for the six months ended June 30, 2018. The increase was primarily due to an increase in the unfunded commitment provision and higher subscription expenses related to our industry.

Income Tax Expense

For the six months ended June 30, 2019, income tax expense totaled $1.6 million, compared to $1.0 million for the six months ended June 30, 2018. Our effective tax rates for the six months ended June 30, 2019 and 2018, were 20.8% and 20.5%, respectively.

Financial Condition

The Company’s total assets increased $78.9 million, or 8.3%, to $1.0 billion at June 30, 2019 from $952.1 million at December 31, 2018.  The increase is primarily the result of $77.5 million in loan growth during the six months ended June 30, 2019.  Additionally, the Company implemented the new lease accounting standard, which brought operating leases onto the balance sheet on January 1, 2019, and increased assets by $8.9 million as of June 30, 2019.  These increases were partially offset by a decrease in cash and cash equivalents of $12.3 million for the six months ended June 30, 2019, compared to December 31, 2018.

Loan Portfolio

Our primary source of income is derived through interest earned on loans. A substantial portion of our loan portfolio consists of commercial and industrial loans and real estate loans secured by commercial real estate properties located in the Puget Sound region. Our loan portfolio represents the highest yielding component of our earning assets.

As of June 30, 2019, loans totaled $845.4 million, an increase of $77.5 million, or 10.1%, compared to December 31, 2018. The increase was primarily due to our efforts to increase income by building a diversified loan portfolio while maintaining strong credit quality.

Loans as a percentage of deposits were 97.4% as of June 30, 2019, compared to 95.6% as of December 31, 2018. The increase in loans slightly outpaced in the increase in deposits during the six months ended June 30, 2019, resulting in a higher loan to deposit ratio.  We are focused on serving our communities and markets by growing loans and funding those loans with customer deposits.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30, 2019		As of December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial loans	$101,110	11.9%	$90,390	11.8%
Real estate:
Construction, land and land development	84,666	10.0	64,045	8.3
Residential real estate	100,446	11.9	94,745	12.3
Commercial real estate	557,692	65.8	515,959	67.1
Consumer and other loans	2,893	0.3	3,584	0.5
Gross loans receivable	846,807	100.0%	768,723	100.0%
Net deferred origination fees	(1,364)		(824)
Loans receivable	$845,443		$767,899

Commercial and Industrial Loans. Commercial and industrial loans increased $10.7 million, or 11.9%, to $101.1 million as of June 30, 2019, from $90.4 million as of December 31, 2018.

Construction, Land and Land Development Loans. Construction, land and land development loans increased $20.7 million, or 32.2%, to $84.7 million as of June 30, 2019, from $64.0 million as of December 31, 2018. We continue to have favorable economic conditions for building in our market area. We have a number of construction loans that have been approved, primarily for commercial projects, where the contractor/developer have not requested the funds, resulting in our unfunded construction and development commitments increasing to $87.4 million at June 30, 2019, from $63.4 million at December 31, 2018. Because of the strong commercial and residential real estate market in the Puget Sound region, we expect to see construction and development loans continue to pay off more quickly than we have experienced historically even though the balances have continued to grow.

Residential Real Estate Loans.  Our residential loans increased $5.7 million, or 6.0%, from $94.7 million at December 31, 2018. A fairly significant portion of our residential real estate loans are purchased and totaled $34.7 million as of June 30, 2019.  Most of the one-to-four family loans that we purchased are from other lenders in the Puget Sound region or in California.  We also make one-to-four family loans to investors to finance their rental properties and to business owners to secure their business loans. As of June 30, 2019, residential real estate loans made to investors and business owners totaled $39.8 million. In addition, we originate home equity lines of credit and home equity term loans for our portfolio.

Commercial Real Estate Loans. Commercial real estate loans increased $41.7 million, or 8.1%, to $557.7 million as of June 30, 2019, from $516.0 million as of December 31, 2018. The increase occurred because we actively seek commercial real estate loans in our markets and our lenders are experienced in competing for these loans.  Our credit administration team has substantial experience in underwriting, managing and monitoring commercial real estate loans.  We funded $162.1 million of new commercial real estate loans over the six months ended June 30, 2019.  There was $7.0 million in purchased loan participations during the six months ended June 30, 2019.  We occasionally purchase participations from other community banks we know under terms and credit conditions acceptable to us.  All participations are individually underwritten to our credit standards and are from our market or the other community bank’s market.

Consumer and Other Loans. Consumer and other loans totaled $2.9 million as of June 30, 2019, decreasing $691,000 from December 31, 2018. We continue to see strong consumer confidence and economic strength in the Puget Sound region.

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

We had $1.6 million in nonperforming assets, as of June 30, 2019, compared to $1.8 million as of December 31, 2018. There were no loans more than 90 days past due and still accruing interest as of June 30, 2019 and December 31, 2018.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of	As of
	June 30,	December 31,
(Dollars in thousands)	2019	2018
Nonaccrual loans:
Commercial and industrial loans	$1,579	$493
Real estate:
Construction, land and land development	-	-
Residential	69	72
Commercial real estate	-	1,261
Consumer and other loans	-	-
Total nonaccrual loans	1,648	1,826
Accruing loans past due 90 days or more:
Commercial and industrial loans	-	-
Real estate:
Construction, land and land development	-	-
Residential	-	-
Commercial real estate	-	-
Consumer and other	-	-
Total accruing loans past due 90 days or more	-	-
Total nonperforming loans	$1,648	$1,826
Real estate owned	-	-
Repossessed assets	-	-
Troubled debt restructurings, accruing	-	-
Total nonperforming assets	$1,648	$1,826
Total nonperforming loans to loans receivable	0.19%	0.24%
Total nonperforming assets to total assets	0.16%	0.19%

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

As of June 30, 2019, the allowance for loan losses totaled $10.4 million, or 1.24% of total loans. Our allowance for loan losses as of June 30, 2019, increased by $1.0 million, or 11.0%, compared to December 31, 2018, primarily due to growth in our loan portfolio. As of December 31, 2018, the allowance for loan losses totaled $9.4 million, or 1.23% of total loans.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of or for the Three		As of or for the Six
	Months Ended		Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Allowance at beginning of period	$9,915	$8,423	$9,407	$8,017
Provision for loan losses	547	392	1,087	893
Charge-offs:
Commercial and industrial loans	7	272	7	281
Real estate:
Construction, land and land development	-	-	-	-
Residential	-	-	-	-
Commercial real estate	-	-	29	84
Consumer and other	15	9	20	14
Total charge-offs	$22	$281	$56	$379
Recoveries:
Commercial and industrial loans	$1	$1	$2	$2
Real estate:
Construction, land and land development	-	-	-	-
Residential	-	-	-	-
Commercial real estate	-	-	-	-
Consumer and other	2	5	3	7
Total recoveries	$3	$6	$5	$9
Net charge-offs	(19)	(275)	(51)	(370)
Allowance at end of period	$10,443	$8,540	$10,443	$8,540
Allowance to nonperforming loans	633.68%	412.96%	633.68%	412.96%
Allowance to loans receivable	1.24%	1.22%	1.24%	1.22%
Net charge-offs (recoveries) to average loans (1)	0.01%	0.16%	0.01%	0.11%

(1)Ratios for the three and six months ended June 30, 2019 and 2018, are annualized.

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

Investment Securities

We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits or other business purposes. At June 30, 2019, 81.6% of our investment portfolio consisted of U.S. Treasury securities. The remainder of our securities portfolio was invested in U.S. Government agency securities, agency collateralized mortgage obligations and mortgage-backed securities, and municipal bonds. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At June 30, 2019, our loan-to-deposit ratio was 97.4%.   Our securities portfolio represented less than 5% of assets. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we anticipate investing excess funds to provide a higher return.

As of June 30, 2019, the carrying amount of our investment securities totaled $42.4 million, an increase of $4.5 million, or 11.8%, compared to $37.9 million as of December 31, 2018. The increase in the securities portfolio was due to the $3.2 million purchase of a community reinvestment act qualified security during the six months ended June 30, 2019 combined with the improvement of the fair value of available-for-sale securities partially offset by pay-downs on mortgage-backed securities.

Our investment portfolio consists of securities classified as available for sale and, to a lesser amount, held to maturity. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of		As of
	June 30, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Securities available-for-sale:
U.S. Treasury securities	$34,849	$34,554	$34,831	$33,241
U.S. Government securities	3,000	2,987	3,000	2,957
U.S. Agency collateralized mortgage obligations	144	145	172	169
U.S. Agency residential mortgage-backed securities	32	32	39	38
Municipal bonds	258	260	259	255
Total available-for-sale securities	38,283	37,978	38,301	36,660
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	4,403	4,358	1,262	1,205
Total held-to-maturity securities	4,403	4,358	1,262	1,205
Total investment securities	$42,686	$42,336	$39,563	$37,865

Deposits

We offer a variety of deposit products that have a wide range of interest rates and terms, including demand, savings, money market and time accounts as well as wholesale-brokered deposits. In addition, we recently added reciprocal deposits to our product offering. This enables us to extend FDIC insurance to customers that have balances in excess of the FDIC insurance limit.  This service trades our customer’s funds as CDs in increments under the FDIC insured amount to other participating financial institutions and in exchange we receive CD investments from participating financial institutions in a reciprocal agreement.  We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels (Internet and mobile), and personalized service to attract and retain our deposits.

Total deposits as of June 30, 2019 were $868.1 million, an increase of $64.5 million, or 8.0%, compared to $803.6 million as of December 31, 2018. The increase was largely in core deposits, which increased $58.7 million to $754.8 million from $696.0 million at December 31, 2018.  We define core deposits as all deposits except time deposits and wholesale-brokered deposits.

Noninterest bearing deposits as of June 30, 2019 were $315.9 million, an increase of $22.4 million, or 7.6%, compared to $293.5 million as of December 31, 2018. The increase was due to the collaboration of our branch managers, business development officers and lenders to grow core deposits. As a team, we actively pursue new business and retail customers.

Total interest bearing account balances, excluding time deposits, as of June 30, 2019 were $453.0 million, an increase of $40.0 million, or 9.7% from $413.0 million as of December 31, 2018. Included in interest bearing account balances is $14.2 million in wholesale-brokered deposits from wholesale banking services, an increase of $3.6 million from December 31, 2018.

Total time deposit balances as of June 30, 2019 were $99.2 million, an increase of $2.2 million, or 2.2%, from $97.0 million as of December 31, 2018. Included in time deposits is $5.0 million in reciprocal deposits, which is a new product for the Company this period.  We have seen competitors increase rates on time deposits, and we have not globally matched their rates in response as we have been able to grow and retain less costly core deposits.

The following table sets forth deposit balances at the dates indicated.

	As of		As of
	June 30, 2019		December 31, 2018
		Percent of		Percent of
(Dollars in thousands)	Amount	Total Deposits	Amount	Total Deposits
Demand, noninterest bearing	$315,890	36.4%	$293,525	36.5%
NOW and money market	387,758	44.7	349,952	43.6
Savings	51,120	5.9	52,572	6.5
Total core deposits	754,768	87.0	696,049	86.6
Wholesale brokered deposits	14,166	1.6	10,521	1.3
Time deposits less than $100,000	25,159	2.9	25,851	3.2
Time deposits $100,000 and over	74,051	8.5	71,193	8.9
Total	$868,144	100.0%	$803,614	100.0%

The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of June 30, 2019	As of December 31, 2018
Maturity Period:
Three months or less	$14,191	$8,228
Over three through six months	19,486	13,166
Over six through twelve months	24,348	28,196
Over twelve months	16,026	21,603
Total	$74,051	$71,193
Weighted average maturity (in years)	0.81	0.97

Average deposits for the three and six months ended June 30, 2019 were $859.5 million and $859.3 million, respectively, an increase of 19.4% and 20.2%, respectively, compared to the three and six months ended June 30, 2019. The increase in average deposits was primarily due to an increase in core deposits, both in noninterest bearing deposits and in interest bearing deposits.  Continued growth in our primary market areas and the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by our business development officers, branch managers and lenders continue to contribute to deposit growth.

The average rate paid on total interest bearing deposits was 0.66% and 0.67%, respectively, for the three and six months ended June 30, 2019, compared to 0.40% and 0.38%, respectively, for the three and six months ended June 30, 2018.  Without the temporary increase in wholesale-brokered deposits the average rate paid on interest bearing deposits would have been 0.63% and 0.57%, respectively, for the three and six months ended June 30, 2019.  Additionally, in 2018, the Federal Reserve raised the Fed Funds rate 100 basis points which has resulted in higher deposit rates throughout the market, impacting our cost of deposits.  We will continue to actively manage our interest rates on deposits while pursuing our growth goals.  Any additional Fed Funds increases will continue to raise our deposit costs.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, noninterest bearing	$308,739	0.00%	$255,615	0.00%	$298,451	0.00%	$250,473	0.00%
NOW and money market	381,076	0.93	326,066	0.49	365,269	0.82	327,544	0.47
Savings	51,886	0.06	47,005	0.03	52,346	0.07	46,506	0.03
Wholesale brokered deposits	20,252	2.30	-	0.00	47,035	2.36	-	0.00
Time deposits less than $100,000	25,588	1.33	26,496	1.09	25,777	1.31	26,521	1.05
Time deposits $100,000 and over	71,975	1.84	64,566	1.48	70,448	1.79	63,605	1.43
Total deposits	$859,516	0.66%	$719,748	0.40%	$859,326	0.67%	$714,649	0.38%

The ratio of average noninterest bearing deposits to average total deposits for the three and six months ended June 30, 2019 was 35.9% and 34.7%, respectively, compared to 35.5% and 35.0%, respectively, for the three and six months ended June 30, 2018.

Borrowings

We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Reserve Bank Line of Credit. The FRB allows us to borrow against our line of credit, which is collateralized by certain loans. As of June 30, 2019, and December 31, 2018, total borrowing capacity of $21.7 million and $20.8 million, respectively, was available under this arrangement.  As of June 30, 2019, and December 31, 2018, FRB advances totaled zero.

Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of June 30, 2019, and December 31, 2018, total borrowing capacity of $79.4 million and $79.3 million, respectively, was available under this arrangement. FHLB advances totaled $20.0 million as of June 30, 2019 and December 31, 2018.

	As of and for the Three		As of and for the Six
	Months Ended		Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Maximum amount outstanding at any month-end during period:
FHLB Advances	$20,000	$20,000	$20,000	$20,000
Average outstanding balance during period:
FHLB Advances	$1,494	$5,862	$861	$3,279
Weighted average interest rate during period:
FHLB Advances	2.49%	2.05%	2.51%	2.03%
Balance outstanding at end of period:
FHLB Advances	$20,000	$20,000	$20,000	$20,000
Weighted average interest rate at end of period:
FHLB Advances	2.38%	2.10%	2.38%	2.10%

Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I, or the Trust, of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The debentures bear interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. The effective rate as of June 30, 2019, and December 31, 2018, was 4.51% and 4.88%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.

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

The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs for the next two or three years. The Company held $20.0 million in cash at June 30, 2019 and uses approximately $1.1 million for debt servicing and operating purposes each year, leaving about $16.7 million for other purposes after deducting $3.3 million to cover operating purposes for the next three years.  In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs. For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs and the Bank manages to a minimum liquidity ratio of 10% of assets. Both of these minimum liquidity levels are on-balance sheet sources. Per policy and the Bank’s liquidity contingency plan, in event of a liquidity emergency the Bank can utilize wholesale funds in an amount up to 30% of assets. Since the Bank uses only a small portion of its borrowing capacity, the Bank has access to funds if needed in a liquidity emergency.

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

As of June 30, 2019, and December 31, 2018, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2019
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Company	$116,713	12.99%	$40,447	4.50%	$58,423	6.50%
Bank Only	110,270	12.27%	40,452	4.50%	58,431	6.50%
Leverage Capital (to average assets)
Company	120,213	11.99%	40,093	4.00%	50,116	5.00%
Bank Only	110,270	11.00%	40,086	4.00%	50,108	5.00%
Tier I Capital (to risk-weighted assets)
Company	120,213	13.37%	53,929	6.00%	71,906	8.00%
Bank Only	110,270	12.27%	53,936	6.00%	71,915	8.00%
Total Capital (to risk-weighted assets)
Company	141,078	15.70%	71,906	8.00%	89,882	10.00%
Bank Only	121,135	13.48%	71,915	8.00%	89,894	10.00%

December 31, 2018
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Company	$110,307	13.70%	$36,238	4.50%	$52,343	6.50%
Bank Only	103,597	12.84%	36,294	4.50%	52,425	6.50%
Leverage Capital (to average assets)
Company	113,807	12.46%	36,529	4.00%	45,661	5.00%
Bank Only	103,597	11.35%	36,524	4.00%	45,655	5.00%
Tier I Capital (to risk-weighted assets)
Company	113,807	14.13%	48,317	6.00%	64,423	8.00%
Bank Only	103,597	12.84%	48,392	6.00%	64,253	8.00%
Total Capital (to risk-weighted assets)
Company	133,518	16.58%	64,423	8.00%	80,528	10.00%
Bank Only	113,308	14.05%	64,523	8.00%	80,653	10.00%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations, as of June 30, 2019.

		Payments Due by Period
		Less than	1 to 2	2 to 5	More than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Time Deposits	$99,210	$75,838	$16,219	$7,153	$-
FHLB advances	20,000	20,000	-	-	-
Subordinated note	10,000	-	-	5,500	4,500
Junior subordinated debentures	3,609	-	-	-	3,609
Deferred compensation plans	1,548	175	175	526	672
Operating leases	8,621	1,348	1,324	3,491	2,458

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

	As of	As of
	June 30,	December 31,
(Dollars in thousands)	2019	2018
Commitments to extend credit:
Commercial and industrial loans	$46,655	$47,033
Construction – commercial real estate	57,501	33,128
Construction – residential real estate	29,923	30,269
Residential real estate	15,056	12,543
Commercial real estate	12,044	12,871
Other	968	656
Total commitments to extend credit	$162,147	$136,500
Standby letters of credit	$2,200	$2,331

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

Selected Financial Data

The following table shows the Company’s key performance ratios for the periods indicated.  The table also includes ratios that were adjusted by removing the impact of the wholesale-brokered deposits to the quarters ended June 30, 2019 and March 31, 2019 so these results could be more easily compared to prior quarters.  These adjusted ratios are non-GAAP measures.  For more information about non-GAAP financial measures see “Non-GAAP Financial Measures” section that follows.

	Three months ended					Six months ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	June 30, 2019	June 30, 2018
Return on average assets (1)	1.31%	1.14%	1.33%	1.18%	1.09%	1.23%	1.02%
Return on average assets, as adjusted (1,2)	1.34%	1.20%	1.33%	1.18%	1.09%	1.26%	1.02%
Return on average equity (1)	11.45%	10.25%	11.31%	10.59%	12.90%	10.86%	12.07%
Pre-tax, pre-provision return on average assets (1,3)	1.87%	1.66%	1.87%	1.71%	1.57%	1.77%	1.50%
Yield on earnings assets (1)	4.92%	4.82%	4.93%	4.62%	4.73%	4.87%	4.65%
Yield on loans receivable (1)	5.39%	5.40%	5.39%	5.12%	5.11%	5.39%	5.09%
Loan yield excluding fees (1)	5.23%	5.22%	5.15%	5.02%	4.92%	5.23%	4.90%
Cost of funds (1)	0.74%	0.76%	0.56%	0.53%	0.50%	0.75%	0.48%
Cost of funds, as adjusted (1,4)	0.71%	0.61%	0.56%	0.53%	0.50%	0.66%	0.48%
Cost of deposits (1)	0.66%	0.68%	0.47%	0.44%	0.40%	0.67%	0.38%
Cost of deposits, as adjusted (1,5)	0.63%	0.52%	0.47%	0.44%	0.40%	0.57%	0.38%
Net interest margin (1)	4.24%	4.13%	4.43%	4.13%	4.26%	4.19%	4.19%
Net interest margin, as adjusted (1,6)	4.38%	4.48%	4.43%	4.13%	4.26%	4.40%	4.19%
Noninterest expense to average assets (1)	3.06%	3.12%	3.12%	2.99%	3.15%	3.09%	3.12%
Noninterest expense to average assets, as adjusted (1,7)	3.12%	3.37%	3.12%	2.99%	3.15%	3.24%	3.12%
Efficiency ratio	62.05%	65.20%	62.54%	63.59%	66.77%	63.59%	67.50%
Loans receivable to deposits	97.39%	81.01%	95.56%	96.08%	94.12%	97.39%	94.12%
Loans receivable to deposits, as adjusted (8)	97.39%	97.44%	95.56%	96.08%	94.12%	97.39%	94.12%

(1) Annualized calculations shown for quarterly periods presented.

(2) Adjusted return on average assets is a non-GAAP measure that excludes the temporary impact of holding high rate wholesale deposits on balance sheet. The most directly comparable GAAP measure is return on average assets.

(3) Pre-tax, pre-provision return on average assets is a non-GAAP measure that excludes the impact provision and income tax expense from return on average assets.  The most directly comparable GAAP measure is return on average assets.

(4) Adjusted cost of funds is a non-GAAP measure that excludes the temporary impact of holding high rate wholesale deposits on balance sheet. The most directly comparable GAAP measure is cost of funds.

(5) Adjusted cost of deposits is a non-GAAP measure that excludes the temporary impact of holding high rate wholesale deposits on balance sheet. The most directly comparable GAAP measure is cost of deposits.

(6) Adjusted net interest margin is a non-GAAP measure that excludes the temporary impact of holding high rate wholesale deposits on balance sheet. The most directly comparable GAAP measure is net interest margin.

(7) Adjusted noninterest expense to average assets is a non-GAAP measure that excludes the temporary impact of holding high rate wholesale deposits on balance sheet. The most directly comparable GAAP measure is noninterest expense to average assets.

(8) Adjusted loans receivable to deposits is a non-GAAP measure that excludes wholesale-brokered deposits on balance sheet. The most directly comparable GAAP measure is loans receivable to deposits.

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

The Company also presented comparable earnings and financial information using GAAP financial measures.  Reconciliations of the GAAP and non-GAAP measures are presented below:

	As of and for the Three Months Ended		As of and for the Six Months Ended
(Dollars in thousands)	June 30, 2019	March 31, 2019	June 30, 2019
Adjusted return on average assets:
Total average assets	$1,002,436	$997,069	$999,766
Less: average wholesale-brokered deposits	20,252	74,116	47,035
Adjusted total average deposits and borrowings	$982,184	$922,953	$952,731
Total net income	$3,274	$2,808	$6,082
Less: fees earned on servicing wholesale-brokered deposits	36	78	114
Adjusted net income	$3,238	$2,730	$5,968
Adjusted return on average assets:	1.34%	1.20%	1.26%
Adjusted cost of funds:
Total average deposits and borrowings	$874,610	$872,979	$873,798
Less: average wholesale-brokered deposits	20,252	74,116	47,035
Adjusted total average deposits and borrowings	$854,358	$798,863	$826,763
Total interest expense	$1,618	$1,627	$3,245
Less: interest expense on wholesale-brokered deposits	116	435	551
Adjusted interest expense	$1,502	$1,192	$2,694
Adjusted cost of funds:	0.71%	0.61%	0.66%
Adjusted cost on deposits:
Total average deposits	$859,516	$859,135	$859,326
Less: average wholesale-brokered deposits	20,252	74,116	47,035
Adjusted total average deposits	$839,264	$785,019	$812,291
Interest expense on deposits	$1,420	$1,436	$2,856
Less: interest expense on wholesale-brokered deposits	116	435	551
Adjusted interest expense on interest bearing deposits	$1,304	$1,001	$2,305
Adjusted cost of deposits:	0.63%	0.52%	0.57%
Adjusted net interest margin:
Total average interest earning assets	$962,867	$958,547	$960,718
Less: average wholesale-brokered deposits held in cash	20,252	74,116	47,035
Adjusted total average interest earning assets	$942,615	$884,431	$913,683
Total net interest income	$10,186	$9,767	$19,953
Less: interest income earned wholesale-brokered deposits held in cash	116	435	551
Plus: interest expense on wholesale-brokered deposits	116	435	551
Adjusted net interest income	10,186	9,767	19,953
Adjusted net interest margin:	4.38%	4.48%	4.40%
Adjusted noninterest expense to average assets:
Total average assets	$1,002,436	$997,069	$999,766
Less: average wholesale-brokered deposits	20,252	74,116	47,035
Adjusted total average assets	$982,184	$922,953	$952,731
Total noninterest expense	$7,643	$7,662	$15,305
Adjusted noninterest expense to average assets:	3.12%	3.37%	3.24%
	As of and for the Three Months Ended		As of and for the Six Months Ended
(Dollars in thousands)	June 30, 2019	March 31, 2019	June 30, 2019
Adjusted loans receivable to deposits (1):
Total loans receivable	n/a	$791,072	n/a
Total deposits	n/a	976,496	n/a
Less: wholesale-brokered deposits	n/a	164,604	n/a
Total deposits, less wholesale-brokered deposits	n/a	$811,892	n/a
Adjusted loans receivable to deposits:	n/a	97.44%	n/a

(1) Adjusted loans receivable to deposits is only presented for periods that include atypically large wholesale-brokered deposits as of the end of the period presented.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Estimated Increase (Decrease) in Net Interest Income
Change in Market Interest Rates	Twelve Month Projection June 30, 2019	Twelve Month Projection December 31, 2018
Static Balance Sheet and Rate Shifts
+400 basis points	11.3%	15.2%
+300 basis points	8.4	11.2
+200 basis points	5.6	7.4
+100 basis points	2.8	3.7
-100 basis points	2.0	(1.5)
-200 basis points	(3.5)	(8.7)
-300 basis points	(6.5)	(14.0)

Dynamic Balance Sheet and Rate Shifts
+400 basis points	14.1	17.9
+300 basis points	10.6	13.2
+200 basis points	7.0	8.8
+100 basis points	3.5	4.4
-100 basis points	1.2	(2.3)
-200 basis points	(5.0)	(10.1)
-300 basis points	(8.2)	(16.2)

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

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the six months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2019. As of June 30, 2019, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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

101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter months ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	August 12, 2019	By:	/s/ Eric M. Sprink
Eric M. Sprink
President and Chief Executive Officer
(principal executive officer)

Dated:	August 12, 2019	By:	/s/ Joel G. Edwards
Joel G. Edwards
Executive Vice President and
Chief Financial Officer
(principal financial officer)