Form 10-Q
period 2019-09-30
COASTAL FINANCIAL CORP
filed 2019-11-12
CIK 1437958

No

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒As of November 8, 2019 there were 11,913,555 shares of the registrant’s common stock outstanding.

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

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)

ASSETS
	September 30,	December 31,
	2019	2018
Cash and due from banks	$22,060	$16,315
Interest earning deposits with other banks (restricted cash of $24,817 and $24,004 at September 30, 2019 and December 31, 2018, respectively)	131,287	109,467
Investment securities, available for sale, at fair value	28,319	36,660
Investment securities, held to maturity, at amortized cost	4,377	1,262
Other investments	4,405	3,766
Loans receivable	874,112	767,899
Allowance for loan losses	(10,888)	(9,407)
Total loans receivable, net	863,224	758,492
Premises and equipment, net	13,167	13,167
Operating lease right-of-use assets	8,666	-
Accrued interest receivable	2,629	2,526
Bank-owned life insurance, net	6,832	6,688
Deferred tax asset, net	2,206	2,518
Other assets	2,888	1,249
Total assets	$1,090,060	$952,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$922,249	$803,614
Federal Home Loan Bank (FHLB) advances	20,000	20,000
Subordinated debt
Principal amount $10,000 (less unamortized debt issuance costs of $25 and $35 at September 30, 2019 and December 31, 2018, respectively)	9,975	9,965
Junior subordinated debentures
Principal amount $3,609 (less unamortized debt issuance costs of $27 and $28 at September 30, 2019 and December 31, 2018, respectively)	3,582	3,581
Deferred compensation	1,000	1,078
Accrued interest payable	303	279
Operating lease liabilities	8,847	-
Other liabilities	3,682	4,437
Total liabilities	969,638	842,954
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at September 30, 2019 and December 31, 2018; issued and outstanding: zero shares at September 30, 2019 and December 31, 2018	-	-
Common stock, no par value:
Authorized: 300,000,000 shares at September 30, 2019 and December 31, 2018; 11,912,115 voting shares at September 30, 2019 issued and outstanding and 11,893,203 voting shares at December 31, 2018 issued and outstanding	86,866	86,431
Retained earnings	33,614	24,021
Accumulated other comprehensive loss, net of tax	(58)	(1,296)
Total shareholders’ equity	120,422	109,156
Total liabilities and shareholders’ equity	$1,090,060	$952,110

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except for per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$11,691	$9,262	$33,027	$26,229
Interest on interest earning deposits with other banks	486	458	1,946	949
Interest on investment securities	168	156	481	463
Dividends on other investments	10	18	99	91
Total interest income	12,355	9,894	35,553	27,732
INTEREST EXPENSE
Interest on deposits	1,435	851	4,291	2,209
Interest on borrowed funds	193	195	582	594
Total interest expense	1,628	1,046	4,873	2,803
Net interest income	10,727	8,848	30,680	24,929
PROVISION FOR LOAN LOSSES	637	508	1,724	1,401
Net interest income after provision for loan losses	10,090	8,340	28,956	23,528
NONINTEREST INCOME
Deposit service charges and fees	795	800	2,302	2,258
Wholesale banking service fees	456	328	1,404	370
Loan referral fees	-	209	1,106	453
Mortgage broker fees	140	52	336	158
Sublease and lease income	16	10	36	71
Gain on sales of loans, net	369	-	490	142
Gain on sales of securities, net	171	-	171	-
Other income	141	147	359	414
Total noninterest income	2,088	1,546	6,204	3,866
NONINTEREST EXPENSE
Salaries and employee benefits	4,971	4,027	14,058	11,672
Occupancy	884	798	2,808	2,425
Data processing	509	501	1,537	1,472
Director and staff expenses	241	213	698	493
Excise taxes	184	146	529	404
Marketing	98	110	300	253
Legal and professional fees	170	142	872	352
Federal Deposit Insurance Corporation (FDIC) assessments	(4)	83	205	247
Business development	122	81	320	241
Other expense	573	509	1,726	1,472
Total noninterest expense	7,748	6,610	23,053	19,031
Income before provision for income taxes	4,430	3,276	12,107	8,363
PROVISION FOR INCOME TAXES	919	674	2,514	1,717
NET INCOME	$3,511	$2,602	$9,593	$6,646
Basic earnings per common share	$0.30	$0.23	$0.81	$0.67
Diluted earnings per common share	$0.29	$0.22	$0.79	$0.66
Weighted average number of common shares outstanding:
Basic	11,901,873	11,338,320	11,893,734	9,956,449
Diluted	12,188,507	11,609,978	12,193,071	10,051,415

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
NET INCOME	$3,511	$2,602	$9,593	$6,646
OTHER COMPREHENSIVE INCOME (LOSS), before tax
Securities available-for-sale
Unrealized holding gain (loss) during the period	61	(259)	1,396	(1,131)
Income tax benefit (provision) related to unrealized holding gain (loss)	(12)	55	(293)	237
Reclassification adjustment for net gain from sale of investment securities available for sale included in income	171	-	171	-
Income tax provision related to net gain from sale of investment securities available for sale included in income	(36)	-	(36)	-
OTHER COMPREHENSIVE INCOME (LOSS), net of tax	184	(204)	1,238	(894)
COMPREHENSIVE INCOME	$3,695	$2,398	$10,831	$5,752

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, June 30, 2018	9,298,553	$52,946	$18,364	$(1,820)	$69,490
Net income	-	-	2,602	-	2,602
Exercise of stock options	10,420	66	-	-	66
Stock-based compensation	-	79	-	-	79
Stock issuance and net proceeds from initial public offering	2,577,500	33,243	-	-	33,243
Other comprehensive loss	-	-	-	(204)	(204)
BALANCE, September 30, 2018	11,886,473	$86,334	$20,966	$(2,024)	$105,276

BALANCE, June 30, 2019	11,908,185	$86,730	$30,103	$(242)	$116,591
Net income	-	-	3,511	-	3,511
Exercise of stock options	3,930	25	-	-	25
Stock-based compensation	-	111	-	-	111
Other comprehensive income	-	-	-	184	184
BALANCE, September 30, 2019	11,912,115	$86,866	$33,614	$(58)	$120,422

BALANCE, December 31, 2017	9,248,898	$52,521	$14,134	$(944)	$65,711
Net income	-	-	6,646	-	6,646
Reclassification of stranded tax effect due to federal tax rate change	-	-	186	(186)	-
Issuance of restricted stock awards	4,405	-	-	-	-
Exercise of stock options	55,670	339	-	-	339
Stock-based compensation	-	231	-	-	231
Stock issuance and net proceeds from initial public offering	2,577,500	33,243	-	-	33,243
Other comprehensive loss	-	-	-	(894)	(894)
BALANCE, September 30, 2018	11,886,473	$86,334	$20,966	$(2,024)	$105,276

BALANCE, December 31, 2018	11,893,203	$86,431	$24,021	$(1,296)	$109,156
Net income	-	-	9,593	-	9,593
Issuance of restricted stock awards	2,352	-	-	-	-
Forfeiture of restricted stock awards	(1,200)	-	-	-	-
Exercise of stock options	17,760	110	-	-	110
Stock-based compensation	-	325	-	-	325
Other comprehensive income	-	-	-	1,238	1,238
BALANCE, September 30, 2019	11,912,115	$86,866	$33,614	$(58)	$120,422

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,593	$6,646
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,724	1,401
Depreciation and amortization	907	786
Loss on disposition of fixed assets	5	-
Decrease in operating lease right-of-use assets	756	-
Decrease in operating lease liabilities	(702)	-
Gain on sales of loans	(490)	(142)
Gain on sale of securities, net	(171)	-
Net discount accretion on investment securities	(36)	(17)
Stock-based compensation	325	231
Bank-owned life insurance earnings	(144)	(140)
Deferred tax (benefit) expense	(18)	26
Net change in other assets and liabilities	(2,413)	66
Total adjustments	(257)	2,211
Net cash provided by operating activities	9,336	8,857
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase (decrease) in interest earning deposits with other banks	(21,007)	(17,409)
Purchase of investment securities available for sale	(19,948)	-
Purchase of investment securities held-to-maturity	(3,182)	-
Proceeds from sale of available for sale securities	30,026	-
Purchase of other investments, net	(639)	(86)
Principal paydowns of investment securities available-for-sale	41	70
Principal paydowns of investment securities held-to-maturity	64	114
Purchase of participation loans	(7,238)	(32,653)
Proceeds from sale of loans	1,581	-
Purchase of loans	-	(8,575)
Increase in loans receivable, net	(100,309)	(46,469)
Purchases of premises and equipment, net	(912)	(510)
Net cash used by investing activities	(121,523)	(105,518)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and money market, and savings	124,363	63,693
Net increase in time deposits	(5,728)	7,734
Net repayments from short term FHLB borrowing	-	33,243
Proceeds from exercise of stock options	110	339
Net cash provided by financing activities	118,745	105,009
NET INCREASE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	6,558	8,348
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	40,319	31,119
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of quarter	$46,877	$39,467

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$4,849	$2,774
Income taxes paid	2,940	1,670
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$1,568	$(1,131)
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

Financial statement presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim reporting requirements and with instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual report on Form 10-K as filed with the U.S. Securities and Exchange Commission (SEC) on March 28, 2019. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for future periods.

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

Subsequent Events - The Company has evaluated events and transactions subsequent to September 30, 2019 for potential recognition or disclosure.

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

In September 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.  This ASU was issued to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  Previously, these awards were recorded at the fair value of consideration received or the fair value of the equity instruments issued and was measured as of the earlier of the commitment date or the date performance was completed. The amendments in this ASU require the awards to be measured at the grant-date fair value of the equity instrument.  ASU No. 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption was permitted, but no earlier than an entity's adoption of Topic 606.  The adoption of ASU No. 2018-07 did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

In September 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendment is effective for annual periods beginning after December 15, 2019 and interim period within those annual periods. As a smaller reporting company, once the FASB issues the approved update, our implementation will be effective January 1, 2023.  We are actively assessing our data and the model needs and are evaluating the impact of adopting the amendment. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

Note 3 - Investment Securities

The amortized cost and fair values of investment securities at the date indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
September 30, 2019
Available-for-sale
U.S. Treasury securities	$24,967	$-	$(68)	$24,899
U.S. Government agencies	3,000	-	(8)	2,992
U.S. Agency collateralized mortgage obligations	138	-	-	138
U.S. Agency residential mortgage-backed securities	30	-	-	30
Municipals	257	3	-	260
Total available-for-sale securities	28,392	3	(76)	28,319
Held-to-maturity
U.S. Agency residential mortgage-backed securities	4,377	-	(35)	4,342
Total investment securities	$32,769	$3	$(111)	$32,661

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2018
Available-for-sale
U.S. Treasury securities	$34,831	$-	$(1,590)	$33,241
U.S. Government agencies	3,000	-	(43)	2,957
U.S. Agency collateralized mortgage obligations	172	-	(3)	169
U.S. Agency residential mortgage-backed securities	39	-	(1)	38
Municipals	259	-	(4)	255
Total available-for-sale securities	38,301	-	(1,641)	36,660
Held-to-maturity
U.S. Agency residential mortgage-backed securities	1,262	-	(57)	1,205
Total investment securities	$39,563	$-	$(1,698)	$37,865

The amortized cost and fair value of debt securities at September 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers or the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are shown separately, since they are not due at a single maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
September 30, 2019
Amounts maturing in
One year or less	$22,970	$22,953	$-	$-
After one year through five years	5,254	5,198	-	-
After five years through ten years	-	-	-	-
	28,224	28,151	-	-
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	168	168	4,377	4,342
	$28,392	$28,319	$4,377	$4,342

Investment securities with carrying values of $16,837,000 and $19,678,000 at September 30, 2019 and December 31, 2018 respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

There were five investment securities sold totaling $30.0 million during the three and nine months ended September 30, 2019 resulting in gross gains of $242,000 and gross losses of $71,000, respectively.  There were no sales during the three or nine months ended September 30, 2018.

Information pertaining to securities with gross unrealized losses at the dates indicated, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
September 30, 2019
Available-for-sale
U.S. Treasury securities	$19,959	$(10)	$4,939	$(58)	$24,898	$(68)
U.S. Government agencies	-	-	2,993	(8)	2,993	(8)
U.S. Agency collateralized mortgage obligations	-	-	-	-	-	-
Municipals	-	-	-	-	-	-
U.S. Agency residential mortgage-backed securities	-	-	-	-	-	-
Total available-for-sale securities	19,959	(10)	7,932	(66)	27,891	(76)
Held-to-maturity
U.S. Agency residential mortgage-backed securities	3,144	(24)	1,198	(11)	4,342	(35)
Total investment securities	$23,103	$(34)	$9,130	$(77)	$32,233	$(111)

December 31, 2018
Available-for-sale
U.S. Treasury securities	$-	$-	$33,241	$(1,590)	$33,241	$(1,590)
U.S. Government agencies	-	-	2,957	(43)	2,957	(43)
U.S. Agency collateralized mortgage obligations	-	-	169	(3)	169	(3)
Municipals	-	-	255	(4)	255	(4)
U.S. Agency residential mortgage-backed securities	38	(1)	-	-	38	(1)
Total available-for-sale securities	38	(1)	36,622	(1,640)	36,660	(1,641)
Held-to-maturity
U.S. Agency residential mortgage-backed securities	-	-	1,205	(57)	1,205	(57)
Total investment securities	$38	$(1)	$37,827	$(1,697)	$37,865	$(1,698)

At September 30, 2019 and December 31, 2018, there were seven and 12 securities in an unrealized loss position, respectively. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect that it will be required to sell the investments. The decline is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. The Company does not consider these securities to be other than temporarily impaired at September 30, 2019 and December 31, 2018.

Note 4 - Loans and Allowance for Loan Losses

The composition of the loan portfolio is as follows as of the periods indicated:

	September 30,	December 31,
	2019	2018
		(dollars in thousands)
Commercial and industrial loans	$105,634	$90,390
Real estate loans:
Construction, land, and land development	86,919	64,045
Residential real estate	100,818	94,745
Commercial real estate	578,607	515,959
Consumer and other loans	3,720	3,584
Gross loans receivable	875,698	768,723
Net deferred origination fees and premiums	(1,586)	(824)
Loans receivable	$874,112	$767,899

Included in consumer and other loans are overdrafts of $24,000 and $36,000 at September 30, 2019 and December 31, 2018, respectively. The Company has pledged loans totaling $168,175,000 and $155,029,000 at September 30, 2019 and December 31, 2018, respectively, for borrowing lines at the FHLB and Federal Reserve Bank (FRB).

The balance of Small Business Administration (SBA) and United States Department of Agriculture (USDA) loans and participations serviced for others totaled $22,446,000 and $24,878,000 at September 30, 2019 and December 31, 2018, respectively.

The Company, at times, purchases individual loans at fair value as of the acquisition date. Purchased loans with remaining balances totaled $33,696,000 and $45,368,000 as of September 30, 2019 and December 31, 2018, respectively. Unamortized premiums totaled $533,000 and $701,000 as of September 30, 2019 and December 31, 2018, respectively, and are amortized into interest income over the life of the loans.

The Company has purchased participation loans with remaining balances totaling $36,151,000 and $36,561,000 as of September 30, 2019 and December 31, 2018, respectively.

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

Residential real estate loans - Residential real estate loans include various types of loans for which the Company holds real property as collateral. Included in this segment are first lien single family loans, which we occasionally purchase to diversify our loan portfolio, and rental portfolios secured by one-to-four family homes. The primary risks of residential real estate loans include the borrower’s inability to pay, material decreases in the value of the collateral, and significant increases in interest rates which may make the loan unprofitable.

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

The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
September 30, 2019
Commercial and industrial loans	$-	$1,233	$1,233	$104,401	$105,634	$-
Real estate loans:
Construction, land and land development	-	-	-	86,919	86,919	-
Residential real estate	-	67	67	100,751	100,818	-
Commercial real estate	420	-	420	578,187	578,607	-
Consumer and other loans	6	-	6	3,714	3,720	-
	$426	$1,300	$1,726	$873,972	$875,698	$-
Less net deferred origination fees and premiums					(1,586)
Loans receivable					$874,112

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2018
Commercial and industrial loans	$171	$494	$665	$89,725	$90,390	$-
Real estate loans:
Construction, land and land development	823	-	823	63,222	64,045	-
Residential real estate	-	72	72	94,673	94,745	-
Commercial real estate	-	-	-	515,959	515,959	-
Consumer and other loans	2	-	2	3,582	3,584	-
	$996	$566	$1,562	$767,161	768,723	$-
Less net deferred origination fees and premiums					(824)
Loans receivable					$767,899

A summary of information pertaining to impaired loans as of the period indicated:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	(dollars in thousands)
September 30, 2019
Commercial and industrial loans	$1,463	$407	$826	$1,233	$230
Real estate loans:
Residential real estate	73	67	-	67	-
Total	$1,536	$474	$826	$1,300	$230

December 31, 2018
Commercial and industrial loans	$766	$493	$-	$493	$-
Real estate loans:
Residential real estate	74	72	-	72	-
Commercial real estate	1,491	1,261	-	1,261	-
Total	$2,331	$1,826	$-	$1,826	$-

The following tables summarize our average recorded investment and interest income recognized on impaired loans by loan class for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30, 2019		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial and industrial loans	$1,406	$-	$995	$3
Real estate loans:
Residential real estate	68	-	74	-
Commercial real estate	-	-	1,284	-
Total	$1,474	$-	$2,353	$3

	Nine Months Ended
	September 30, 2019		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial and industrial loans	$933	$-	$1,371	$28
Real estate loans:
Construction, land and land development	-	-	-	-
Residential real estate	71	-	306	5
Commercial real estate	315	-	1,296	-
Total	$1,319	$-	$2,973	$33

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

The following table presents troubled debt restructurings by accrual versus nonaccrual status and by loan class as of December 31, 2018.  The troubled debt restructuring outstanding as of December 31, 2018 was paid off in the first quarter of 2019.

	Accrual Status	Nonaccrual Status	Total Restructured Loans
	(dollars in thousands)
December 31, 2018
Commercial real estate	$-	$1,261	$1,261

No loans were restructured in the nine months ended September 30, 2019 and September 30, 2018 that qualified as troubled debt restructurings. The Company has no commitments to loan additional funds to borrowers whose loans were classified as troubled debt restructurings at September 30, 2019, as there were no outstanding troubled debt restructurings at September 30, 2019.

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

An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	September 30,	December 31,
	2019	2018
		(dollars in thousands)
Commercial and industrial loans	$1,233	$493
Real estate loans:
Residential real estate	67	72
Commercial real estate	-	1,261
Total nonaccrual loans	$1,300	$1,826

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

Loans by credit quality risk rating are as follows as of the periods indicated:

	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
September 30, 2019
Commercial and industrial loans	$97,923	$2,579	$5,132	$-	$105,634
Real estate loans:
Construction, land, and land development	86,919	-	-	-	86,919
Residential real estate	100,333	418	67	-	100,818
Commercial real estate	575,895	2,712	-	-	578,607
Consumer and other loans	3,720	-	-	-	3,720
	$864,790	$5,709	$5,199	$-	875,698
Less net deferred origination fees					(1,586)
Loans receivable					$874,112

December 31, 2018
Commercial and industrial loans	$84,859	$3,908	$1,623	$-	$90,390
Real estate loans:
Construction, land, and land development	55,666	8,379	-	-	64,045
Residential real estate	94,548	125	72	-	94,745
Commercial real estate	512,151	2,547	1,261	-	515,959
Consumer and other loans	3,584	-	-		3,584
	$750,808	$14,959	$2,956	$-	768,723
Less net deferred origination fees					(824)
Loans receivable					$767,899

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

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio, as of and for the three and nine months ended September 30, 2019:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Three months ended September 30, 2019
Balance, June 30, 2019	$2,482	$2,386	$1,814	$2,845	$67	$849	$10,443
Provision for loan losses or (recapture)	195	136	140	107	22	37	637
	2,677	2,522	1,954	2,952	89	886	11,080
Loans charged-off	(118)	(75)	-	-	(3)	-	(196)
Recoveries of loans previously charged-off	2	-	-	-	2	-	4
Net (charge-offs) recoveries	(116)	(75)	-	-	(1)	-	(192)
Balance, September 30, 2019	$2,561	$2,447	$1,954	$2,952	$88	$886	$10,888

Nine months ended September 30, 2019
Balance, December 31, 2018	$2,039	$1,806	$1,647	$2,648	$77	$1,190	$9,407
Provision for loan losses or (recapture)	643	716	307	333	29	(304)	1,724
	2,682	2,522	1,954	2,981	106	886	11,131
Loans charged-off	(125)	(75)	-	(29)	(23)	-	(252)
Recoveries of loans previously charged-off	4	-	-	-	5	-	9
Net (charge-offs) recoveries	(121)	(75)	-	(29)	(18)	-	(243)
Balance, September 30, 2019	$2,561	$2,447	$1,954	$2,952	$88	$886	$10,888

As of September 30, 2019
ALLL amounts allocated to
Individually evaluated for impairment	$230	$-	$-	$-	$-	$-	$230
Collectively evaluated for impairment	2,331	2,447	1,954	2,952	88	886	10,658
ALLL balance, September 30, 2019	$2,561	$2,447	$1,954	$2,952	$88	$886	$10,888
Loans individually evaluated for impairment	$1,233	$-	$67	$-	$-		$1,300
Loans collectively evaluated for impairment	104,401	86,919	100,751	578,607	3,720		874,398
Loan balance, September 30, 2019	$105,634	$86,919	$100,818	$578,607	$3,720		$875,698

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio, as of and for the three and nine months ended September 30, 2018:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Three Months Ended September 30, 2018
ALLL balance, June 30, 2018	$1,821	$1,238	$1,395	$2,303	$52	$1,731	$8,540
Provision for loan losses or (recapture)	(10)	423	7	164	39	(115)	508
	1,811	1,661	1,402	2,467	91	1,616	9,048
Loans charged-off	-	-	-	-	(6)	-	(6)
Recoveries of loans previously charged-off	1	-	65	-	3	-	69
Net (charge-offs) recoveries	1	-	65	-	(3)	-	63
ALLL balance, September 30, 2018	$1,812	$1,661	$1,467	$2,467	$88	$1,616	$9,111

Nine Months Ended September 30, 2018
ALLL balance, December 31, 2017	$1,864	$1,063	$1,343	$2,014	$43	$1,690	$8,017
Provision for loan losses or (recapture)	226	598	59	537	55	(74)	1,401
	2,090	1,661	1,402	2,551	98	1,616	9,418
Loans charged-off	(281)	-	-	(84)	(20)	-	(385)
Recoveries of loans previously charged-off	3	-	65	-	10	-	78
Net (charge-offs) recoveries	(278)	-	65	(84)	(10)	-	(307)
ALLL balance, September 30, 2018	$1,812	$1,661	$1,467	$2,467	$88	$1,616	$9,111

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
As of December 31, 2018
ALLL amounts allocated to
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	2,039	1,806	1,647	2,648	77	1,190	9,407
ALLL balance, December 31, 2018	$2,039	$1,806	$1,647	$2,648	$77	$1,190	$9,407
Loans individually evaluated for impairment	$493	$-	$72	$1,261	$-		$1,826
Loans collectively evaluated for impairment	89,897	64,045	94,673	514,698	3,584		766,897
Loan balance, December 31, 2018	$90,390	$64,045	$94,745	$515,959	$3,584		$768,723

Note 5 - Deposits

The composition of consolidated deposits consisted of the following at the periods indicated:

	September 30,	December 31,
	2019	2018
	(dollars in thousands)
Demand, noninterest bearing	$349,087	$293,525
Now and money market	416,315	349,952
Savings	52,191	52,572
Wholesale brokered deposits	13,340	10,521
Time deposits less than $250,000	58,369	62,272
Time deposits $250,000 and over	32,947	34,772
Total deposits	$922,249	$803,614

The following table presents the maturity distribution of time deposits as of September 30, 2019 (dollars in thousands):

Twelve months	$69,662
One to two years	15,875
Two to three years	3,065
Three to four years	1,648
Four to five years	1,066
$91,316

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

The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating lease liabilities. The weighted average discount rate used to discount operating lease liabilities at September 30, 2019 was 3.5%.

The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantees.

Operating leases with terms of 12 months or less are not included in ROU assets and operating lease liabilities recorded in our consolidated balance sheets. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis. During the third quarter of 2019 the Bank entered into a new lease in Arlington, WA, that will serve as a new branch location.  The Arlington property was purchased through a LLC owned by the Company, and the Bank will lease that property from the LLC.  We do not expect this lease to have a financial statement impact on a consolidated basis.  As of September 30, 2019, the Company does not have any leases that have not yet commenced. At September 30, 2019, lease expiration dates ranged from two to 26 years, with additional renewal options on certain leases typically ranging from 5 to 10 years. At September 30, 2019, the weighted average remaining lease term for the Company’s operating leases was 9.7 years.

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $1.1 million and $853,000, respectively, for the nine months ended September 30, 2019 and 2018. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew, at September 30, 2019:

September 30,
(dollars in thousands)	2019
October 1, 2019 to December 31, 2019	$325
2020	1,304
2021	1,291
2022	1,296
2023	1,306
2024 and thereafter	4,936
Total lease payments	10,458
Less: amounts representing interest	1,611
Present value of lease liabilities	$8,847

The following table presents the components of total lease expense and operating cash flows for the nine months ended September 30, 2019:

September 30,
(dollars in thousands)	2019
Lease expense:
Operating lease expense	$991
Variable lease expense	98
Total lease expense (1)	$1,089
Cash paid:
Cash paid reducing operating lease liabilities	$1,074

(1) Included in net occupancy expense in the Condensed Consolidated Statements of Income (Unaudited).

Note 7 - Stock-Based Compensation

Stock Options and Restricted Stock

On April 30, 2018, the Company’s shareholders approved the Coastal Financial Corporation 2018 Omnibus Incentive Plan (2018 Plan). The 2018 Plan authorizes the Company to grant awards, including but not limited to, stock options and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. The 2018 Plan replaces both the Company’s 2006 Stock Option and Equity Compensation Plan (2006 Plan) and its Directors’ Stock Bonus Plan.  Existing awards will vest under the terms granted and no further awards will be made under the previous plans. Shares available to be granted under the 2018 Plan totaled 361,311 at September 30, 2019.

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

The following assumptions were used to estimate the value of options granted under the 2006 Plan and the 2018 Plan as applicable in the periods indicated:

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Expected term	10.0 years	10.0 years
Expected stock price volatility	48.79%	41.89%
Risk-free interest rate	2.74%	2.66%
Expected dividends	Zero	Zero
Weighted average grant date fair value	$9.22	$3.95

A summary of stock option activity under the 2018 Plan and 2006 Plan during the nine months ended September 30, 2019:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
(dollars in thousands, except per share amounts)
Outstanding at December 31, 2018	688,310	$6.39	6.38
Granted	125,837	14.91
Exercised	(17,760)	6.15
Forfeited or expired	(10,130)	8.78
Outstanding at September 30, 2019	786,257	$7.72	6.20	$5,815
Vested or expected to vest at September 30, 2019	786,257	$7.72	6.20	$5,815
Exercisable at September 30, 2019	261,232	$6.01	4.49	$2,376

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the three and nine months ended September 30, 2019 was $35,000 and $170,000, respectively and was $106,000 and $173,000 for the three and nine months ended September 30, 2018.

As of September 30, 2019, there was $2,422,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan and 2006 Plan. Total unrecognized compensation costs are adjusted for unvested forfeitures. The Company expects to recognize that cost over a weighted-average period of approximately 7.7 years.   Compensation expense recorded related to stock options was $101,000 and $295,000 for the three and nine months ended September 30, 2019, respectively, and $71,000 and $207,000 for the three and nine months ended September 30, 2018, respectively.

Restricted Stock Awards

The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.

As of September 30, 2019 there was $54,000 of total unrecognized compensation cost related to nonvested restricted stock awards.  The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 7.3 years.  Compensation expense recorded related to restricted stock awards was $2,000 and $5,000 for the three and nine months ended September 30, 2019 and was nominal for the three and nine months ended September 30, 2018.

A summary of the Company’s nonvested shares at September 30, 2019 and changes during the nine-month period is presented below:

Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
(all amounts in dollars except per share amounts)
Nonvested shares at December 31, 2018	5,200	$12.32
Granted	-	-
Forfeited	(1,200)	6.25
Vested	-	-
Nonvested shares at September 30, 2019	4,000	$15.35	$-

Director’s Stock Bonus

The Company adopted and subsequently amended the Director’s Stock Bonus Plan (Bonus Plan). The Bonus Plan would have expired on May 31, 2018 but was replaced on April 30, 2018, when the shareholders approved the 2018 Plan.

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

The Bonus Plan granted shares with a total market value of $5,000 per director, per year, with the exception of the board chairman receiving $7,500 per year, and committee chairmen receiving $6,250 per year. The amended Bonus Plan would have expired on May 31, 2018 and it was replaced on April 30, 2018 by the 2018 Plan. Awards previously granted under the Bonus Plan will vest under the term granted.  Under the 2018 Plan, eligible directors are granted stock with a total market value of $5,000. Directors unable to receive stock will receive cash in lieu upon completion of the vesting period. Cash awards are recognized over the vesting period and recorded in other liabilities until paid.

In January 2019, there were 2,352 shares granted to seven directors at an estimated fair value of $14.91 per share. In January 2018, there were 4,405 shares granted to five directors at an estimated fair value of $7.10 per share. Compensation expense recorded related to the Bonus Plan totaled $8,000 and $25,000 for the three and nine months ended September 30, 2019, respectively, and $8,000 and $23,000 for the three and nine months ended September 30, 2018, respectively.

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

The total authorized preferred stock is 25,000,000 shares.  There were no shares of preferred stock issued and outstanding at September 30, 2019 and December 31, 2018.

The total authorized common shares is 300,000,000 shares.  At September 30, 2019 and December 31, 2018, there were 11,912,115 and 11,893,203 common shares issued and outstanding.

On September 26, 2018, all 100,000 shares of Class B nonvoting common stock outstanding were exchanged for voting common stock on terms and conditions approved by the Company’s board of directors. At September 30, 2019 and December 31, 2018 there were no shares of Class B nonvoting common stock issued and outstanding.

On September 26, 2018, 261,444 Class C shares were exchanged for common stock on terms and conditions approved by the Company’s board of directors. There were no shares of Class C nonvoting common stock issued and outstanding, at September 30, 2019 and December 31, 2018.

Note 9 - Fair Value Measurements

The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	September 30, 2019		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$22,060	$22,060	$22,060	$-	$-
Interest earning deposits with other banks	131,287	131,287	131,287	-	-
Investment securities	32,696	32,661	24,899	7,762	-
Other investments	4,405	4,405	-	4,405	-
Loans receivable, net	863,224	858,731	-	-	858,731
Accrued interest receivable	2,629	2,629	-	2,629	-
Financial liabilities
Deposits	$922,249	922,110	$-	$922,110	$-
FHLB advances	20,000	20,000	-	20,000	-
Subordinated debt	9,975	10,035	-	10,035	-
Junior subordinated debentures	3,582	3,407	-	3,407	-
Accrued interest payable	303	303	-	303	-

	December 31, 2018		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$16,315	$16,315	$16,315	$-	$-
Interest earning deposits with other banks	109,467	109,467	109,467	-	-
Investment securities	37,922	37,865	33,241	4,624	-
Other investments	3,766	3,766	-	3,766	-
Loans receivable, net	758,492	743,354	-	-	743,354
Accrued interest receivable	2,526	2,526	-	2,526	-
Financial liabilities
Deposits	$803,614	$802,645	$-	$802,645	$-
FHLB advances	20,000	20,000	-	20,000	-
Subordinated debt	9,965	9,804	-	9,804	-
Junior subordinated debentures	3,581	3,265	-	3,265	-
Accrued interest payable	279	279	-	279	-

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

Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
September 30, 2019
Available-for-sale
U.S. Treasury securities	$24,899	$-	$-	$24,899
U.S. Government agencies	-	2,992	-	2,992
U.S. Agency collateralized mortgage obligations	-	138	-	138
U.S. Agency residential mortgage-backed securities	-	30	-	30
Municipals	-	260	-	260
	$24,899	$3,420	$-	$28,319
December 31, 2018
Available-for-sale
U.S. Treasury securities	$33,241	$-	$-	$33,241
U.S. Government agencies	-	2,957	-	2,957
U.S. Agency collateralized mortgage obligations	-	169	-	169
U.S. Agency residential mortgage-backed securities	-	38	-	38
Municipals	-	255	-	255
	$33,241	$3,419	$-	$36,660

The following methods were used to estimate the fair value of the class of financial instruments above:

Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2019 and December 31, 2018. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets measured at fair value using significant unobservable inputs (Level 3)

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the dates indicated:

	Valuation Technique	Unobservable Inputs	September 30, 2019 Weighted Average Rate	December 31, 2018 Weighted Average Rate
Impaired loans	Collateral valuations	Discount to appraised value	10%	9%

Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
September 30, 2019
Impaired loans	$-	$-	$1,073	$1,073
Total	$-	$-	$1,073	$1,073

December 31, 2018
Impaired loans	$-	$-	$493	$493
Total	$-	$-	$493	$493

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

Note 10 - Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in thousands, except share data)		(dollars in thousands, except share data)
Net Income	$3,511	$2,602	$9,593	$6,646
Basic weighted average number common shares outstanding	11,901,873	11,338,320	11,893,734	9,956,449
Dilutive effect of share-based compensation	286,634	271,658	299,337	94,966
Diluted weighted average number common shares outstanding	12,188,507	11,609,978	12,193,071	10,051,415
Basic earnings per share	$0.30	$0.23	$0.81	$0.67
Diluted earnings per share	$0.29	$0.22	$0.79	$0.66

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Coastal Financial Corporation (the “Company”) is a bank holding company that operates through its wholly owned subsidiary, Coastal Community Bank (the “Bank”). We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. We focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington. We currently operate 14 full-service banking locations, 11 of which are located in Snohomish County, and three of which are located in neighboring counties (one in King County and two in Island County).  We are the largest community bank by market share in Snohomish County and fourth in market share overall in Snohomish County.

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

The Company successfully closed its initial public offering on July 20, 2018, raising net proceeds of $33.2 million and issuing 2,577,500 shares of common stock in exchange. We are using, and intend to continue to use, the net proceeds to support our growth, organically or through mergers and acquisitions, and for general corporate purposes, which may include the repayment or refinancing of debt and maintenance of our required regulatory capital levels.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and September 30, 2018

The Company’s first and second quarter 2019 results were impacted by a temporary, atypically large balance held in a deposit account by a wholesale banking services client, which is not expected to occur again.  The deposits came through a wholesale banking relationship and not from the end customer so they are classified as brokered deposits in accordance with regulatory guidance.  Throughout the remainder of this earnings release, these deposits are referred to as wholesale-brokered deposits.

The increase of wholesale-brokered deposits during the quarters ended June 30, 2019 and March 31, 2019 most significantly affected the following balance sheet items: cash and cash equivalents, total assets, deposits, and total liabilities.  Cost of deposits, cost of funds, net interest margin, and net income were the most significantly impacted income statement items due to the temporary increase in wholesale-brokered deposits.  These wholesale-brokered deposits stabalized in the third quarter 2019 to a more normalized balance.

Net Income

Net income for the three months ended September 30, 2019, was $3.5 million, or $0.29 per diluted share, compared to $2.6 million, or $0.22 per diluted share, for the three months ended September 30, 2018. The increase in net income over the comparable period in the prior year was attributable to a $1.9 million increase in net interest income, primarily arising from increased interest earning assets from our loan growth initiatives, as well as increases of $369,000 in gain on sale of loans, $171,000 in net gains on sale of securities and $128,000 in wholesale banking service fees, which is a line of business in which we provide banking services to wholesale banking service clients that provide financial service to their customers.  These positive factors were partially offset by a $1.1 million increase in noninterest expense, which includes $944,000 more in salaries and employee benefits.

Net Interest Income

Net interest income for the three months ended September 30, 2019, was $10.7 million, compared to $8.8 million for the three months ended September 30, 2018, an increase of $1.9 million, or 21.2%. The increase in net interest income consisted of a $2.5 million, or 24.9%, increase in interest income partially offset by a $582,000, or 55.6%, increase in interest expense.  The increase from prior quarter one year ago is a result of higher yielding and increased interest earning asset balances.

The growth in interest income was primarily attributable to a $148.4 million, or 20.7%, increase in average loans outstanding for the three months ended September 30, 2019, compared to the prior year period, combined with a 24 basis point increase in the yield on total loans, which totaled 5.36% for the three months ended September 30, 2019 compared to 5.12% for the three months ended September 30, 2018. The increase of loan yields, as compared to the prior year period, was from pricing new loans at higher rates, and changes in the composition in the loan portfolio.  Contractual loan yields approximated 5.24% for the quarter ended September 30, 2019 compared to 5.02% for the quarter ended September 30, 2018.   We have continued to focus on our loan growth initiatives, including the deepening of relationships with existing customers and developing new loan and deposit relationships. We focus on organically growing loans through our existing lenders and by acquiring new lenders or teams to assist to grow our loan portfolio.

The increase in interest expense for the three months ended September 30, 2019 was primarily related to a 20 basis point increase in the cost of deposits combined with a $67.5 million, or 13.8%, increase in average interest bearing deposits compared to the same period in the prior year. Also contributing to the increase in interest expense is an increase in the rate paid on NOW and money market accounts, as interest rates increased in response to continued pressure for higher rates in the market. The increase in average interest bearing deposits for the three months ended September 30, 2019, compared to the same period in 2018, was attributable to both rate increases and growth in nearly all deposit categories. The average balance of NOW and money market accounts grew $56.2 million, or 16.6%.  The average balance of wholesale brokered deposits was $12.8 million for the three months ended September 30, 2019, which was a new deposit category at the end of 2018 and therefore there was no balance for the same period in 2018.  The average balance of savings accounts grew $3.1 million, or 6.3%, and the average balance of time deposits declined $4.6 million or 4.6% to $95.4 million, in an intentional effort to focus on more on core deposit growth. We do not regularly advertise time deposit rates or money market rates, although we occasionally advertise promotional rates in targeted portions of our market area. Our branch managers, business development officers, and lenders collaborate to provide consistent and coordinated customer service and to seek deposits from new and existing customers.

For the three months ended September 30, 2019, net interest margin (annualized net interest income divided by average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 4.29% and 3.81%, respectively, compared to 4.13% and 3.79%, respectively, for the three months ended September 30, 2018.

The following table presents an analysis of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $255,000 and $193,000 for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019 and 2018, the amount of interest income not recognized on nonaccrual loans was not material.

	Average balance sheets
	For the Three Months Ended September 30,
	2019			2018
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost (4)	Balance	Dividends	Cost (4)
Assets
Interest earning assets:
Interest earning deposits	$85,406	$486	2.26%	$90,301	$458	2.01%
Investment securities, available for sale (1)	32,581	134	1.63	38,314	148	1.53
Investment securities, held to maturity (1)	4,393	34	3.07	1,299	8	2.44
Other investments	3,621	10	1.10	3,000	18	2.38
Loans receivable (2)	865,674	11,691	5.36	717,260	9,262	5.12
Total interest earning assets	991,675	12,355	4.94	850,174	9,894	4.62
Noninterest earning assets:
Allowance for loan losses	(10,548)			(8,782)
Other noninterest earning assets	50,842			37,000
Total assets	$1,031,969			$878,392

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$555,665	$1,435	1.02%	$488,183	$851	0.69%
FHLB advances and other borrowings	539	3	2.21	964	6	2.47
Subordinated debt	9,973	148	5.89	9,959	148	5.90
Junior subordinated debentures	3,582	42	4.65	3,580	41	4.54
Total interest bearing liabilities	569,759	1,628	1.13	502,686	1,046	0.83
Noninterest bearing deposits	330,553			274,549
Other liabilities	12,756			3,650
Total shareholders' equity	118,901			97,507
Total liabilities and shareholders' equity	$1,031,969			$878,392
Net interest income		$10,727			$8,848
Interest rate spread			3.81%			3.79%
Net interest margin (3)			4.29%			4.13%

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

	Three Months Ended September 30, 2019
	Compared to
	Three Months Ended September 30, 2018
	Increase (Decrease)
	Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Interest earning deposits	$(28)	$56	$28
Investment securities, available for sale	(24)	10	(14)
Investment securities, held to maturity	24	2	26
Other Investments	2	(10)	(8)
Loans receivable	2,004	425	2,429
Total increase in interest income	1,978	483	2,461

Interest expense:
Interest bearing deposits	175	410	585
FHLB advances and other borrowings	(3)	(1)	(4)
Subordinated debt	-	-	-
Junior subordinated debentures	-	1	1
Total increase in interest expense	172	410	582
Increase in net interest income	$1,806	$73	$1,879

Provision for Loan Losses

The provision for loan losses is an expense we incur to maintain an allowance for loan losses at a level that is deemed appropriate by management to absorb inherent losses on existing loans. For a description of the factors taken into account by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.”

The provision for loan losses for the three months ended September 30, 2019 was $637,000, compared to $508,000 for the three months ended September 30, 2018. The allowance for loan losses as a percentage of loans was 1.25% at September 30, 2019, compared to 1.22% at September 30, 2018. The provision for loan losses was increased due to loan growth.  Strong credit quality indicators including nonperforming assets to total assets which was 0.12% at September 30, 2019 compared to 0.27% at September 30, 2018 support our consistent asset quality throughout the period.

Net charge-offs for the three months ended September 30, 2019 totaled $192,000, or 0.09% (annualized) of total average loans, as compared to net recoveries of $63,000, or (0.03)% (annualized) of total average loans, for the three months ended September 30, 2018. Net charge-offs for the current period remain low and reflect the strong credit quality of our loan portfolio and a healthy economic environment in our market area.

Noninterest Income

Our primary sources of recurring noninterest income are deposit account service charges, wholesale banking service fees, income from the sale of loans, loan referral fees and mortgage broker fees. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

For the three months ended September 30, 2019, noninterest income totaled $2.1 million, an increase of $542,000, or 35.1%, compared to $1.5 million for the three months ended September 30, 2018.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months
	Ended September30,		Increase	Percent
(Dollars in thousands)	2019	2018	(Decrease)	Change
Deposit service charges and fees	$795	$800	$(5)	(0.6)%
Wholesale banking service fees	456	328	128	39.0
Gain on sales of loans, net	369	-	369	n/a
Gain on sale of securities, net	171	-	171	n/a
Mortgage broker fees	140	52	88	169.2
Sublease and lease income	16	10	6	60.0
Loan referral fees	-	209	(209)	(100.0)
Other	141	147	(6)	(4.1)
Total noninterest income	$2,088	$1,546	$542	35.1%

Deposit Service Charges and Fees. Deposit fees, which are fees for customer related services, constitute the largest component of our noninterest income. Service charges on deposit accounts were $795,000 for the three months ended September 30, 2019, a decrease of $5,000, or 0.6%, over the same period in the prior year. The decrease in deposit account service charges was primarily the result of less overdraft fee income as well as a change in accounting for point-of-sale fees which reduced income by $57,000 for the three months ended September 30, 2019.

Wholesale Banking Service Fees. We provide banking services to wholesale banking service clients that provide financial services to their customers. In exchange for providing these services, we earn fixed and variable fees and reimbursement of certain costs incurred for providing these services.  This line of business was launched mid-year in 2018 and wholesale banking service fee income for the three months ended September 30, 2019 was $456,000 compared to $328,000 for the three months ended September 30, 2018.

Gain on Sale of Loans. We typically sell in the secondary market the guaranteed portion (generally 75% of the principal balance) of the Small Business Administration (SBA) and United States Department of Agriculture (USDA) loans that we originate. Gain on sale of loans for the three months ended September 30, 2019 was $369,000 as compared to no recognized gain in the same period in 2018.  We continue to rebuild our government guaranteed loan pipeline as we focus on higher quality loans in what we believe is the latter half of the credit cycle.

Gain on Sale of Securities. In the third quarter 2019 we restructured our investment portfolio to improve the rate of return, interest rate and pricing risk on the portfolio.  As a result of this restructuring we were able to recognize $171,000 in net gains on the securities sold during the three months ended September 30, 2019 while decreasing the overall weighted average maturity of the investment portfolio.

Mortgage Broker Fees. We earn mortgage broker fees for residential mortgage loans that we broker through mortgage lenders. Mortgage broker fees increased $88,000 in the three months ended September 30, 2019, compared to the same period in 2018 as a result of increased demand from lower interest rates on mortgages.

Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize the loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without assuming the interest rate risk. We had no income from loan referral fees for the three months ended September 30, 2019, compared to $209,000 in the same period in the prior year. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. The recognition of loan referral fees fluctuates in response to these market conditions and as a result we may not recognize any loan referral fees in some periods.

Other. This category includes a variety of other income-producing activities, annuity broker fees, and SBA servicing fees. Other noninterest income decreased $6,000 in the three months ended September 30, 2019, compared to the same period in 2018 primarily as a result of lower annuity broker fees.

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

For the three months ended September 30, 2019, noninterest expense totaled $7.7 million, an increase of $1.1 million, or 17.2%, compared to $6.6 million for the three months ended September 30, 2018.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months
	Ended September 30,		Increase	Percent
(Dollars in thousands)	2019	2018	(Decrease)	Change
Salaries and employee benefits	$4,971	$4,027	$944	23.4%
Occupancy	884	798	86	10.8
Data processing	509	501	8	1.6
Director and staff expenses	241	213	28	13.1
Excise taxes	184	146	38	26.0
Legal and professional fees	170	142	28	19.7
Business development	122	81	41	50.6
Marketing	98	110	(12)	(10.9)
FDIC assessments	(4)	83	(87)	(104.8)
Other	573	509	64	12.6
Total noninterest expense	$7,748	$6,610	$1,138	17.2%

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, incentive compensation costs, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $5.0 million for the three months ended September 30, 2019, an increase of $944,000, or 23.4%, compared to $4.0 million for the three months ended September 30, 2018. The increase was due to hiring staff for our Edmonds branch (which opened late in 2018), hiring new lenders and lending teams, new back office staff to support growth and to become a public company, and staff for our wholesale banking activities.  As our wholesale banking activities grow, we expect to continue to add employees to support this line of business.  New hires are primarily in support of our growth initiatives and deploying capital.  As of September 30, 2019, we had 192 full-time equivalent employees, compared to 176 at September 30, 2018, an 9.1% increase.

Occupancy Expenses. Occupancy expenses were $884,000 for the three months ended September 30, 2019, compared to $798,000 for the three months ended September 30, 2018. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $301,000 and $269,000 for the three months ended September 30, 2019 and 2018, respectively. The increase of 10.8% in occupancy expenses for the three months ended September 30, 2019, compared to the same period in the prior year, was largely due to opening our Edmonds location late October 2018, increased lease expense and depreciation costs.

Data Processing. Data processing costs were $509,000 for the three months ended September 30, 2019, compared to $501,000 for the three months ended September 30, 2018. Data processing costs include all of our customer transaction processing and data storage, computer processing, and network costs.  Data processing costs grow as we add new products, customers and branches.  A change in accounting to net direct expenses related to point-of-sale transactions, which reduced expenses by $57,000 in the current period, has resulted in only slightly higher expense for this category for the three months ended September 30, 2019 compared to the same period last year.

Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses.   Director and staff expenses were $241,000 for the three months ended September 30, 2019 compared to $213,000 for the three months ended September 30, 2018, an increase of $28,000 or 13.1%.  A change in the structure of director compensation as a result of increased responsibilities of becoming a publicly traded company contributed to the increase in the quarter ended September 30, 2019 compared to quarter ended September 30, 2018.

Legal and Professional Fees. Legal and professional costs were $170,000 for the quarter ended September 30, 2019 compared to $142,000 for the quarter ended September 30, 2018.  The increase over the prior year is largely the result of additional legal and consulting fees that we incurred from negotiating wholesale services banking agreements and increased legal and accounting expenses associated with being a public company.

Business Development. Business development costs were $122,000 for the three months ended September 30, 2019 compared to $81,000 for the three months ended September 30, 2018.  Business development costs include sponsorships and other activities to cultivate business and community development.

Other. This category includes dues and subscriptions, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officer’s insurance, donations, provision for unfunded commitments, and miscellaneous other expenses. Other noninterest expense was $573,000 for the three months ended September 30, 2019, compared to $509,000 for the three months ended September 30, 2018. The increase was largely due to overall growth for the three months ended September 30, 2019 as compared to the same period last year.

Income Tax Expense

The amount of income tax expense we incur is impacted by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce our deferred tax assets to the amount expected to be realized. For the three months ended September 30, 2019, income tax expense totaled $919,000, compared to $674,000 for the three months ended September 30, 2018. Our effective tax rates for the three months ended September 30, 2019 and 2018, were 20.7% and 20.6%, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and September 30, 2018

Net Income

Net income for the nine months ended September 30, 2019, was $9.6 million, or $0.79 per diluted share, compared to $6.6 million, or $0.66 per diluted share, for the nine months ended September 30, 2018. The increase in net income over the comparable period in the prior year was attributable to a $5.8 million increase in net interest income, primarily arising from increased interest-earning assets from our loan growth initiatives, as well as $1.0 million in increased wholesale banking fees under a program that was launched mid-year 2018, and $653,000 in increased fees and revenue from loan referral fees. These positive factors were offset by a $4.0 million increase in noninterest expense.  The most significant increase in noninterest expense are salaries and employee benefits, which was $2.4 million more for the nine months ended September 30, 2019 compared to the same period last year.

Net Interest Income

Net interest income for the nine months ended September 30, 2019, was $30.7 million compared to $24.9 million for the nine months ended September 30, 2018, an increase of $5.8 million, or 23.1%. The increase in net interest income consisted of a $7.8 million, or 28.2%, increase in interest income offset by a $2.1 million, or 73.8%, increase in interest expense.

The growth in interest income was primarily attributable to a $133.4 million, or 19.4%, increase in average loans outstanding for the nine months ended September 30, 2019, compared to the prior year period, combined with a 28 basis point increase in the yield on total loans.

The increase in interest expense for the nine months ended September 30, 2019 was primarily related to a 40 basis point increase in the cost of interest-bearing deposits combined with a $86.9 million, or 18.4%, increase in average interest-bearing deposits over the same period in the prior year. Cost of deposits were 26 basis points higher for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.  The increase in the cost of deposits was due in part to the temporary increase in wholesale-brokered deposits that were on the balance sheet earlier in the year, coupled with an increase in the rate paid on NOW and money market accounts and on time deposits, as market interest rates increased over the prior year period. The increase in average interest-bearing deposits for the nine months ended September 30, 2019, compared to the same period in 2018 is attributable to growth in all deposit categories. The average balance of NOW and money market accounts grew $43.9 million, or 13.3%, the average balance of savings accounts grew $4.9 million, or 10.3%, the average balance of time deposits grew $2.5 million, or 2.7%, and wholesale-brokered deposits averaged $35.5 million with the addition of wholesale banking services.

For the nine months ended September 30, 2019, net interest margin (annualized net interest income divided by average total interest-earning assets) and net interest spread (average yield on total interest-earning assets minus average cost of total interest-bearing liabilities) were 4.22% and 3.76%, respectively, compared to 4.17% and 3.87%, respectively for the nine months ended September 30, 2018.

The following table presents an analysis of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $921,000 and $825,000 for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, the amount of interest income not recognized on nonaccrual loans was not material.

	Average balance sheets
	For the Nine Months Ended September 30,
	2019			2018
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost (4)	Balance	Dividends	Cost (4)
Assets
Interest earning assets:
Interest earning deposits	$108,230	$1,946	2.40%	$69,818	$949	1.82%
Investment securities, available for sale (1)	36,367	425	1.56	38,327	439	1.53
Investment securities, held to maturity (1)	2,516	56	2.98	1,330	24	2.41
Other Investments	3,479	99	3.80	3,038	91	4.00
Loans receivable (2)	820,560	33,027	5.38	687,165	26,229	5.10
Total interest earning assets	971,152	35,553	4.89	799,678	27,732	4.64
Noninterest earning assets:
Allowance for loan losses	(10,068)			(8,478)
Other noninterest earning assets	49,536			36,960
Total assets	$1,010,620			$828,160

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$559,119	$4,291	1.03%	$472,266	$2,209	0.63%
FHLB advances and other borrowings	794	14	2.36	2,577	39	2.02
Subordinated debt	9,970	439	5.89	9,955	439	5.90
Junior subordinated debentures	3,582	129	4.81	3,580	116	4.33
Total interest bearing liabilities	573,465	4,873	1.14	488,378	2,803	0.77
Noninterest bearing deposits	309,270			258,586
Other liabilities	12,971			3,038
Total shareholders' equity	114,914			78,158
Total liabilities and shareholders' equity	$1,010,620			$828,160
Net interest income		$30,680			$24,929
Interest rate spread			3.76%			3.87%
Net interest margin (3)			4.22%			4.17%

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

	Nine Months Ended September 30, 2019
	Compared to
	Nine Months Ended September 30, 2018
	Increase (Decrease)
	Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Interest earning deposits	$691	$306	$997
Investment securities, available for sale	(23)	9	(14)
Investment securities, held to maturity	26	6	32
Other Investments	13	(5)	8
Loans receivable	5,369	1,429	6,798
Total increase in interest income	6,076	1,745	7,821

Interest expense:
Interest bearing deposits	666	1,415	2,081
FHLB advances	(31)	6	(25)
Subordinated debt	1	(1)	-
Junior subordinated debentures	-	14	14
Total increase in interest expense	636	1,434	2,070
Increase in net interest income	$5,440	$311	$5,751

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2019, was $1.7 million, compared to $1.4 million for the nine months ended September 30, 2018. The increase of $323,000 was primarily due to loan growth. The allowance for loan losses as a percentage of loans was 1.25% at September 30, 2019, compared to 1.22% at September 30, 2018. While the increased provision was needed for loan growth, strong credit quality contributed to lower charge-offs and decreased nonperforming assets which lead to an increase in the allowance for loan losses to total loans receivable ratio as well.

Net charge-offs for the nine months ended September 30, 2019 totaled $243,000 or 0.04% (annualized) of total average loans, as compared to $307,000, or 0.06% (annualized) of total average loans, for the nine months ended September 30, 2018. Net charge-offs for both periods were low, and demonstrate the strong credit quality of our loan portfolio and a healthy economic environment in our market area.

Noninterest Income

For the nine months ended September 30, 2019, noninterest income totaled $6.2 million, an increase of $2.3 million, or 60.5%, compared to $3.9 million for the nine months ended September 30, 2018.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Nine Months
	Ended September 30,		Increase	Percent
(Dollars in thousands)	2018	2018	(Decrease)	Change
Deposit service charges and fees	$2,302	$2,258	$44	1.9%
Wholesale banking service fees	1,404	370	1,034	279.5
Loan referral fees	1,106	453	653	144.2
Gain on sales of loans, net	490	142	348	245.1
Mortgage broker fees	336	158	178	112.7
Gain on sales of securities, net	171	-	171	n/a
Sublease and lease income	36	71	(35)	(49.3)
Other	359	414	(55)	(13.3)
Total noninterest income	$6,204	$3,866	$2,338	60.5%

Deposit Service Charges and Fees. Service charges on deposit accounts were $2.3 million for the nine months ended September 30, 2019, an increase of $44,000, or 1.9%, over the same period in the prior year. Despite increases in most accounts within this category, income remained fairly flat for the nine months ended September 30, 2019 as compared to September 30, 2018 in part due to a change in the accounting for certain point-of-sale fees which reduced fee income by $146,000 for that product in the current period.

Wholesale Banking Service Fees. We provide banking services to wholesale banking service clients that provide financial services to their customers. In exchange for providing these services, we earn fixed and variable fees and reimbursement of certain costs incurred for providing these services.  This line of business was launched mid-year in 2018, therefore income for the nine months ended September 30, 2018 was $370,000 compared to $1.4 million for the nine months ended September 30, 2019.

Loan Referral Fees. Loan referral fees were $1.1 million for the nine months ended September 30, 2019, compared to $453,000 for the same period in the prior year. The recognition of loan referral fees fluctuates in response to market conditions resulting in periods of higher and lower fees, and we may not recognize any loan referral fees in some periods.

Gain on Sale of Loans. We typically sell in the secondary market the guaranteed portion (generally 75% of the principal balance) of the Small Business Administration (SBA) and United States Department of Agriculture (USDA) loans that we originate. Gain on sale of loans increased $348,000 to $490,000 in the nine months ended September 30, 2019, compared to the same period in 2018.  We are in the process of rebuilding our SBA pipeline on continue to focus on higher quality loans in what we believe is the latter half of the credit cycle.

Mortgage Broker Fees. Mortgage broker fees increased $178,000 in the nine months ended September 30, 2019, compared to the same period in 2018 as a result of higher demand and lower mortgage interest rates in our key markets, which increased the demand for new and refinanced mortgages.

Gain on Sale of Securities, net. In the third quarter 2019 we restructured our investment portfolio to improve the rate of return and reduce the weighted average maturity, interest rate risk and price risk on the portfolio.  As a result of this restructuring we were able to recognize $171,000 in net gains on the securities sold during the nine months ended September 30, 2019.

Other. Other noninterest income decreased $55,000 in the nine months ended September 30, 2019, compared to the same period in 2018. The most significant variances were lower SBA servicing fees and lower annuity fees for the nine months ended September 30, 2019, as compared to the same period last year.

Noninterest Expense

For the nine months ended September 30, 2019, noninterest expense totaled $23.1 million, an increase of $4.1 million, or 21.1%, compared to $19.0 million for the nine months ended September 30, 2018.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Nine Months
	Ended September 30,		Increase	Percent
(Dollars in thousands)	2019	2018	(Decrease)	Change
Salaries and employee benefits	$14,058	$11,672	$2,386	20.4%
Occupancy	2,808	2,425	383	15.8
Data processing	1,537	1,472	65	4.4
Legal and professional fees	872	352	520	147.7
Director and staff expenses	698	493	205	41.6
Excise taxes	529	404	125	30.9
Business development	320	241	79	32.8
Marketing	300	253	47	18.6
FDIC assessments	205	247	(42)	(17.0)
Other	1,726	1,472	254	17.3
Total noninterest expense	$23,053	$19,031	$4,022	21.1%

Salaries and Employee Benefits. Salaries and employee benefits were $14.1 million for the nine months ended September 30, 2019, an increase of $2.4 million, or 20.4%, compared to $11.7 million for the nine months ended September 30, 2018. As noted previously, the increase was primarily due to hiring additional staff for our Edmonds branch, which opened in October 2018, and hiring additional staff for our ongoing growth initiatives, doing business as a public company and staffing for our wholesale banking services team. As of September 30, 2019, we had 192 full-time equivalent employees, compared to 176 at September 30, 2018, an 9.1% increase.

Occupancy Expenses. Occupancy expenses were $2.8 million for the nine months ended September 30, 2019, compared to $2.4 million for the nine months ended September 30, 2018. This category includes depreciation on building, leasehold, furniture, fixtures and equipment totaling $907,000 and $786,000 for the nine months ended September 30, 2019 and 2018, respectively. The increase of 15.8% in occupancy expenses for the nine months ended September 30, 2019, compared to the same period in the prior year, was primarily due to the addition of our Edmonds branch in October 2018 and includes increases in rent expense, depreciation, property taxes and utilities as well as higher maintenance and repair costs overall.

Data Processing. Data processing costs were $1.5 million for the nine months ended September 30, 2019, and September 30, 2018. Data processing costs include all of our customer transaction processing and data storage, computer processing, and network costs.  In general, data processing costs increase as the Company grows.  The increase for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was offset due to a change in accounting related to certain point-of-sale transactions that reduced expenses by $146,000 for that account in the current period.

Legal and Professional Fees. Legal and professional costs were $872,000 for the nine months ended September 30, 2019 compared to $352,000 for the nine months ended September 30, 2018.  The increase over the prior year is largely the result of additional legal and consulting fees from negotiating wholesale services banking agreements and increased legal and accounting expenses associated with being a public company.

Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses.   Director and staff expenses were $698,000 for the nine months ended September 30, 2019 compared to $493,000 for the nine months ended September 30, 2018, an increase of $205,000 or 41.6%.  A change in the structure of director compensation as a result of increased responsibilities of becoming a publicly traded company contributed to the increase year over year.

Other. Other noninterest expenses were $1.7 million for the nine months ended September 30, 2019, compared to $1.5 million for the nine months ended September 30, 2018. The increase was primarily due to an increase in the unfunded commitment provision combined with standard increases in many categories.

Income Tax Expense

For the nine months ended September 30, 2019, income tax expense totaled $2.5 million, compared to $1.7 million for the nine months ended September 30, 2018. Our effective tax rates for the nine months ended September 30, 2019 and 2018, were 20.8% and 20.5%, respectively.

Financial Condition

The Company’s total assets increased $138.0 million, or 14.5%, to $1.1 billion at September 30, 2019 from $952.1 million at December 31, 2018.  The increase is primarily the result of $106.2 million in loan growth during the nine months ended September 30, 2019.  Additionally, the Company implemented the new lease accounting standard, which brought operating leases onto the balance sheet on January 1, 2019, and increased assets by $8.7 million as of September 30, 2019.  Also contributing to the increase is $27.6 million more in cash and cash equivalents for the nine months ended September 30, 2019, compared to December 31, 2018 resulting from an increase in total deposits.

Loan Portfolio

Our primary source of income is derived through interest earned on loans. A substantial portion of our loan portfolio consists of commercial and industrial loans and real estate loans secured by commercial real estate properties located in the Puget Sound region. Our loan portfolio represents the highest yielding component of our earning assets.

As of September 30, 2019, loans totaled $874.1 million, an increase of $106.2 million, or 13.8%, compared to December 31, 2018. The increase was primarily due to our efforts to increase income by building a diversified loan portfolio while maintaining strong credit quality.

Loans as a percentage of deposits were 94.8% as of September 30, 2019, compared to 95.6% as of December 31, 2018.  We are focused on serving our communities and markets by growing loans and funding those loans with customer deposits.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30, 2019		As of December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial loans	$105,634	12.1%	$90,390	11.8%
Real estate:
Construction, land and land development	86,919	9.9	64,045	8.3
Residential real estate	100,818	11.5	94,745	12.3
Commercial real estate	578,607	66.1	515,959	67.1
Consumer and other loans	3,720	0.4	3,584	0.5
Gross loans receivable	875,698	100.0%	768,723	100.0%
Net deferred origination fees	(1,586)		(824)
Loans receivable	$874,112		$767,899

Commercial and Industrial Loans. Commercial and industrial loans increased $15.2 million, or 16.9%, to $105.6 million as of September 30, 2019, from $90.4 million as of December 31, 2018.

Construction, Land and Land Development Loans. Construction, land and land development loans increased $22.9 million, or 35.7%, to $86.9 million as of September 30, 2019, from $64.0 million as of December 31, 2018. We continue to have favorable economic conditions for building in our market area. We have a number of construction loans that have been approved, primarily for commercial projects, where the contractor/developer has not requested the funds, resulting in our unfunded construction and development commitments increasing to $70.2 million at September 30, 2019, from $63.4 million at December 31, 2018. Because of the strong commercial and residential real estate market in the Puget Sound region, we expect to see construction and development loans continue to pay off more quickly than we have experienced historically even though the balances have continued to grow.

Residential Real Estate Loans.  Our residential loans increased $6.1 million, or 6.4%, from $94.7 million at December 31, 2018. A fairly significant portion of our residential real estate loans are purchased and totaled $28.7 million as of September 30, 2019.  Most of the one-to-four family loans that we purchased are from other lenders in the Puget Sound region or in California.  We also make one-to-four family loans to investors to finance their rental properties and to business owners to secure their business loans. As of September 30, 2019, residential real estate loans made to investors and business owners totaled $44.3 million. In addition, we originate home equity lines of credit and home equity term loans for our portfolio.

Commercial Real Estate Loans. Commercial real estate loans increased $62.6 million, or 12.1%, to $578.6 million as of September 30, 2019, from $516.0 million as of December 31, 2018. The increase occurred because we actively seek commercial real estate loans in our markets and our lenders are experienced in competing for these loans.  Our credit administration team has substantial experience in underwriting, managing and monitoring commercial real estate loans.  We funded $215.9 million of new commercial real estate loans over the nine months ended September 30, 2019.  There was $7.0 million in purchased loan participations during the nine months ended September 30, 2019.  We occasionally purchase participations from other community banks we know under terms and credit conditions acceptable to us.  All participations are individually underwritten to our credit standards and are from our market or the other community bank’s market.

Consumer and Other Loans. Consumer and other loans totaled $3.7 million as of September 30, 2019, increasing $136,000 from December 31, 2018. We continue to see strong consumer confidence and economic strength in the Puget Sound region.

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

We believe our lending practices and active approach to managing nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We have procedures in place to assist us in maintaining the overall credit quality of our loan portfolio. We have established underwriting guidelines, concentration limits and we also monitor our delinquency levels for any negative or adverse trends. We actively manage problem assets to reduce our risk for loss.

We had $1.3 million in nonperforming assets, as of September 30, 2019, compared to $1.8 million as of December 31, 2018. There were no loans more than 90 days past due and still accruing interest as of September 30, 2019 and December 31, 2018.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of	As of
	September 30,	December 31,
(Dollars in thousands)	2019	2018
Nonaccrual loans:
Commercial and industrial loans	$1,233	$493
Real estate:
Construction, land and land development	-	-
Residential	67	72
Commercial real estate	-	1,261
Consumer and other loans	-	-
Total nonaccrual loans	$1,300	$1,826
Accruing loans past due 90 days or more:
Commercial and industrial loans	-	-
Real estate:
Construction, land and land development	-	-
Residential	-	-
Commercial real estate	-	-
Consumer and other	-	-
Total accruing loans past due 90 days or more	-	-
Total nonperforming loans	$1,300	$1,826
Real estate owned	-	-
Repossessed assets	-	-
Troubled debt restructurings, accruing	-	-
Total nonperforming assets	$1,300	$1,826
Total nonperforming loans to loans receivable	0.15%	0.24%
Total nonperforming assets to total assets	0.12%	0.19%

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

As of September 30, 2019, the allowance for loan losses totaled $10.9 million, or 1.25% of total loans. Our allowance for loan losses as of September 30, 2019, increased by $1.5 million, or 15.7%, compared to December 31, 2018, primarily due to growth in our loan portfolio. As of December 31, 2018, the allowance for loan losses totaled $9.4 million, or 1.23% of total loans.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of or for the Three		As of or for the Nine
	Months Ended		Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Allowance at beginning of period	$10,443	$8,540	$9,407	$8,017
Provision for loan losses	637	508	1,724	1,401
Charge-offs:
Commercial and industrial loans	118	-	125	281
Real estate:
Construction, land and land development	-	-	-	-
Residential	75	-	75	-
Commercial real estate	-	-	29	84
Consumer and other	3	6	23	20
Total charge-offs	$196	$6	$252	$385
Recoveries:
Commercial and industrial loans	$2	$1	$4	$3
Real estate:
Construction, land and land development	-	-	-	-
Residential	-	65	-	65
Commercial real estate	-	-	-	-
Consumer and other	2	3	5	10
Total recoveries	$4	$69	$9	$78
Net charge-offs (recoveries)	192	(63)	243	307
Allowance at end of period	$10,888	$9,111	$10,888	$9,111
Allowance to nonperforming loans	837.54%	361.40%	837.54%	361.40%
Allowance to loans receivable	1.25%	1.22%	1.25%	1.22%
Net charge-offs (recoveries) to average loans (1)	0.09%	(0.03)%	0.04%	0.06%

(1)Ratios for the three and nine months ended September 30, 2019 and 2018, are annualized.

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

Investment Securities

We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits or other business purposes. At September 30, 2019, 76.2% of our investment portfolio consisted of U.S. Treasury securities. The remainder of our securities portfolio was invested in U.S. Government agency securities, agency collateralized mortgage obligations and mortgage-backed securities, and municipal bonds. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At September 30, 2019, our loan-to-deposit ratio was 94.8%.   Our securities portfolio represented less than 5% of assets. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we anticipate investing excess funds to provide a higher return.

As of September 30, 2019, the carrying amount of our investment securities totaled $32.7 million, a decrease of $5.2 million, or 13.8%, compared to $37.9 million as of December 31, 2018. The decrease in the securities portfolio was due to the restructuring of the investment portfolio to increase our overall rate of return, reduce weighted average maturity, and improve interest rate risk and pricing risk, which involved the sale of $30.0 million (par value) of existing available for sale securities and the purchase of $20.0 million (par value) of available for sale securities as well as an additional $10.0 million of one year certificates of deposits.  Also contributing to the decrease was pay-downs on mortgage-backed securities.  Additionally, we purchased $3.2 million of a community reinvestment act qualified mortgage-backed security and the fair value of available for sale securities improved during the nine months ended September 30, 2019.

Our investment portfolio consists of securities classified as available for sale and, to a lesser amount, held to maturity. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of		As of
	September 30, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Securities available-for-sale:
U.S. Treasury securities	$24,967	$24,899	$34,831	$33,241
U.S. Government securities	3,000	2,992	3,000	2,957
U.S. Agency collateralized mortgage obligations	138	138	172	169
U.S. Agency residential mortgage-backed securities	30	30	39	38
Municipal bonds	257	260	259	255
Total available-for-sale securities	28,392	28,319	38,301	36,660
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	4,377	4,342	1,262	1,205
Total held-to-maturity securities	4,377	4,342	1,262	1,205
Total investment securities	$32,769	$32,661	$39,563	$37,865

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

Total deposits as of September 30, 2019 were $922.2 million, an increase of $118.6 million, or 14.8%, compared to $803.6 million as of December 31, 2018. The increase was largely in core deposits, which increased $121.6 million to $817.6 million from $696.0 million at December 31, 2018.  Included in this increase is approximately $16.0 million in temporary deposits that were brought into the Bank primarily during the third quarter which we believe will exit the bank during the fourth quarter of 2019.  We define core deposits as all deposits except time deposits and wholesale-brokered deposits.

Noninterest bearing deposits as of September 30, 2019 were $349.1 million, an increase of $55.6 million, or 18.9%, compared to $293.5 million as of December 31, 2018. The increase was due to the collaboration of our branch managers, business development officers and lenders to grow core deposits. As a team, we actively pursue new business and retail customers.

Total interest bearing account balances, excluding time deposits, as of September 30, 2019 were $481.8 million, an increase of $68.8 million, or 16.7% from $413.0 million as of December 31, 2018. Included in interest bearing account balances is $13.3 million in wholesale-brokered deposits from wholesale banking services, an increase of $2.8 million from December 31, 2018.

Total time deposit balances as of September 30, 2019 were $91.3 million, a decrease of $5.7 million, or 5.9%, from $97.0 million as of December 31, 2018. The decrease is due to the strong increase in core deposits, making it not necessary to replace time deposits as they mature.  Included in time deposits is $4.5 million in reciprocal deposits, which is a new product for the Bank this year.  We have seen competitors increase rates on time deposits, and we have not globally matched their rates in response as we have been able to grow and retain less costly core deposits.

The following table sets forth deposit balances at the dates indicated.

	As of		As of
	September 30, 2019		December 31, 2018
		Percent of		Percent of
(Dollars in thousands)	Amount	Total Deposits	Amount	Total Deposits
Demand, noninterest bearing	$349,087	37.9%	$293,525	36.5%
NOW and money market	416,315	45.1	349,952	43.6
Savings	52,191	5.7	52,572	6.5
Total core deposits	817,593	88.7	696,049	86.6
Wholesale brokered deposits	13,340	1.4	10,521	1.3
Time deposits less than $100,000	23,287	2.5	25,851	3.2
Time deposits $100,000 and over	68,029	7.4	71,193	8.9
Total	$922,249	100.0%	$803,614	100.0%

The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of September 30, 2019	As of December 31, 2018
Maturity Period:
Three months or less	$22,252	$8,228
Over three through six months	9,943	13,166
Over six through twelve months	21,029	28,196
Over twelve months	14,805	21,603
Total	$68,029	$71,193
Weighted average maturity (in years)	0.66	0.97

Average deposits for the three and nine months ended September 30, 2019 were $886.2 million and $868.4 million, respectively, an increase of 16.2% and 18.8%, respectively, compared to the three and nine months ended September 30, 2018. The increase in average deposits was primarily due to an increase in core deposits, both in noninterest bearing deposits and in interest bearing deposits.  Continued growth in our primary market areas and the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by our business development officers, branch managers and lenders continue to contribute to deposit growth.

The average rate paid on total deposits was 0.64% and 0.66%, respectively, for the three and nine months ended September 30, 2019, compared to 0.44% and 0.40%, respectively, for the three and nine months ended September 30, 2018.  Increased pressure in market pricing continues to impact our total cost of deposits.  We will continue to actively manage our interest rates on deposits while pursuing our growth goals.  Changes to the fed funds rate along with competition will impact future cost of deposits.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, noninterest bearing	$330,553	0.00%	$274,549	0.00%	$309,270	0.00%	$258,586	0.00%
NOW and money market	394,939	0.96	338,770	0.55	375,267	0.87	331,328	0.50
Savings	52,511	0.05	49,417	0.02	52,401	0.06	47,487	0.03
Wholesale brokered deposits	12,787	1.99	-	0.00	35,494	2.32	-	0.00
Time deposits less than $100,000	24,126	1.30	27,864	1.25	25,221	1.31	26,974	1.12
Time deposits $100,000 and over	71,302	1.84	72,132	1.61	70,736	1.81	66,477	1.49
Total deposits	$886,218	0.64%	$762,732	0.44%	$868,389	0.66%	$730,852	0.40%

The ratio of average noninterest bearing deposits to average total deposits for the three and nine months ended September 30, 2019 was 37.3% and 35.6%, respectively, compared to 36.0% and 35.4%, respectively, for the three and nine months ended September 30, 2018.

Borrowings

We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Reserve Bank Line of Credit. The FRB allows us to borrow against our line of credit, which is collateralized by certain loans. As of September 30, 2019, and December 31, 2018, total borrowing capacity of $20.9 million and $20.8 million, respectively, was available under this arrangement.  As of September 30, 2019 and December 31, 2018, FRB advances totaled zero.

Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of September 30, 2019, and December 31, 2018, total borrowing capacity of $88.2 million and $79.3 million, respectively, was available under this arrangement. FHLB advances totaled $20.0 million as of September 30, 2019 and December 31, 2018.

	As of and For the Nine
	Months Ended
	September 30,
(Dollars in thousands)	2019	2018
Maximum amount outstanding at any month-end during period:
FHLB Advances	$20,000	$20,000
Average outstanding balance during period:
FHLB Advances	$740	$2,467
Weighted average interest rate during period:
FHLB Advances	2.46%	2.05%
Balance outstanding at end of period:
FHLB Advances	$20,000	$20,000
Weighted average interest rate at end of period:
FHLB Advances	2.09%	2.39%

Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I, or the Trust, of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The debentures bear interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. The effective rate as of September 30, 2019, and December 31, 2018, was 4.22% and 4.88%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.

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

The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs for the next two or three years. The Company down-streamed $5.0 million in capital to the Bank during the third quarter of 2019, bringing the Company’s cash holding to $14.3 million at September 30, 2019.  The Company uses approximately $1.1 million for debt servicing and operating purposes each year, leaving about $11.0 million for other purposes after deducting $3.3 million to cover operating purposes for the next three years.  In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs. For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs and the Bank manages to a minimum liquidity ratio of 10% of assets. Both of these minimum liquidity levels are on-balance sheet sources. Per policy and the Bank’s liquidity contingency plan, in event of a liquidity emergency the Bank can utilize wholesale funds in an amount up to 30% of assets. Since the Bank uses only a small portion of its borrowing capacity, the Bank has access to funds if needed in a liquidity emergency.

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

As of September 30, 2019, and December 31, 2018, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2019
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Company	$120,283	13.02%	$41,575	4.50%	$60,052	6.50%
Bank Only	118,995	12.89%	41,546	4.50%	60,011	6.50%
Leverage Capital (to average assets)
Company	123,783	12.00%	41,271	4.00%	51,589	5.00%
Bank Only	118,995	11.54%	41,255	4.00%	51,568	5.00%
Tier I Capital (to risk-weighted assets)
Company	123,783	13.40%	55,433	6.00%	73,910	8.00%
Bank Only	118,995	12.89%	55,395	6.00%	73,860	8.00%
Total Capital (to risk-weighted assets)
Company	145,093	15.70%	73,910	8.00%	92,388	10.00%
Bank Only	130,305	14.11%	73,860	8.00%	92,325	10.00%

December 31, 2018
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Company	$110,307	13.70%	$36,238	4.50%	$52,343	6.50%
Bank Only	103,597	12.84%	36,294	4.50%	52,425	6.50%
Leverage Capital (to average assets)
Company	113,807	12.46%	36,529	4.00%	45,661	5.00%
Bank Only	103,597	11.35%	36,524	4.00%	45,655	5.00%
Tier I Capital (to risk-weighted assets)
Company	113,807	14.13%	48,317	6.00%	64,423	8.00%
Bank Only	103,597	12.84%	48,392	6.00%	64,253	8.00%
Total Capital (to risk-weighted assets)
Company	133,518	16.58%	64,423	8.00%	80,528	10.00%
Bank Only	113,308	14.05%	64,523	8.00%	80,653	10.00%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations, as of September 30, 2019.

		Payments Due by Period
		Less than	1 to 2	2 to 5	More than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Time Deposits	$91,316	$69,662	$15,876	$5,778	$-
FHLB advances	20,000	20,000	-	-	-
Subordinated note	10,000	-	-	6,000	4,000
Junior subordinated debentures	3,609	-	-	-	3,609
Deferred compensation plans	1,505	175	175	526	629
Operating leases	8,284	1,350	1,306	3,325	2,303

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

	As of	As of
	September 30,	December 31,
(Dollars in thousands)	2019	2018
Commitments to extend credit:
Commercial and industrial loans	$54,671	$47,033
Construction – commercial real estate	44,155	33,128
Construction – residential real estate	26,015	30,269
Residential real estate	14,008	12,543
Commercial real estate	12,569	12,871
Other	1,351	656
Total commitments to extend credit	$152,769	$136,500
Standby letters of credit	$2,200	$2,331

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

Selected Financial Data

The following table shows the Company’s key performance ratios for the periods indicated.  The table also includes ratios that were adjusted by removing the impact of the wholesale-brokered deposits to the quarters ended June 30, 2019 and March 31, 2019.  The wholesale-brokered deposits normalized in the third quarter, therefore no adjustments were made to the performance ratios for the quarter or nine months ended September 30, 2019.   These adjusted ratios are non-GAAP measures.  For more information about non-GAAP financial measures see “Non-GAAP Financial Measures” section that follows.

		Three months ended				Nine months ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	September 30, 2018	September 30, 2018
Return on average assets (1)	1.35%	1.31%	1.14%	1.33%	1.18%	1.27%	1.07%
Return on average assets, as adjusted (1,2)	N/A	1.34%	1.20%	N/A	N/A	N/A	N/A
Return on average equity (1)	11.72%	11.45%	10.25%	11.31%	10.59%	11.16%	11.37%
Pre-tax, pre-provision return on average assets (1,3)	1.95%	1.87%	1.66%	1.87%	1.71%	1.83%	1.58%
Yield on earnings assets (1)	4.94%	4.92%	4.82%	4.93%	4.62%	4.89%	4.64%
Yield on loans receivable (1)	5.36%	5.39%	5.40%	5.39%	5.12%	5.38%	5.10%
Loan yield excluding fees (1)	5.24%	5.23%	5.22%	5.15%	5.02%	4.94%
Cost of funds (1)	0.72%	0.74%	0.76%	0.56%	0.53%	0.74%	0.50%
Cost of funds, as adjusted (1,4)	N/A	0.71%	0.61%	N/A	N/A	N/A	N/A
Cost of deposits (1)	0.64%	0.66%	0.68%	0.47%	0.44%	0.66%	0.40%
Cost of deposits, as adjusted (1,5)	N/A	0.63%	0.52%	N/A	N/A	N/A	N/A
Net interest margin (1)	4.29%	4.24%	4.13%	4.43%	4.13%	4.22%	4.17%
Net interest margin, as adjusted (1,6)	N/A	4.38%	4.48%	N/A	N/A	N/A	N/A
Noninterest expense to average assets (1)	2.98%	3.06%	3.12%	3.12%	2.99%	3.05%	3.07%
Noninterest expense to average assets, as adjusted (1,7)	N/A	3.12%	3.37%	N/A	N/A	N/A	N/A
Efficiency ratio	60.46%	62.05%	65.20%	62.54%	63.59%	62.50%	66.09%
Loans receivable to deposits	94.78%	97.39%	81.01%	95.56%	96.08%	94.78%	96.08%
Loans receivable to deposits, as adjusted (8)	N/A	N/A	97.44%	N/A	N/A	N/A	N/A

(1) Annualized calculations shown for quarterly periods presented.

(2) For quarters ended June 30, 2019 and March 31, 2019, adjusted return on average assets is a non-GAAP measure that excludes the temporary impact of holding high rate wholesale deposits on balance sheet. The most directly comparable GAAP measure is return on average assets.

(3) Pre-tax, pre-provision return on average assets is a non-GAAP measure that excludes the impact provision and income tax expense from return on average assets.  The most directly comparable GAAP measure is return on average assets.

(4) For quarters ended June 30, 2019 and March 31, 2019, adjusted cost of funds is a non-GAAP measure that excludes the temporary impact of holding high rate wholesale deposits on balance sheet. The most directly comparable GAAP measure is cost of funds.

(5) For quarters ended June 30, 2019 and March 31, 2019, adjusted cost of deposits is a non-GAAP measure that excludes the temporary impact of holding high rate wholesale deposits on balance sheet. The most directly comparable GAAP measure is cost of deposits.

(6) For quarters ended June 30, 2019 and March 31, 2019, adjusted net interest margin is a non-GAAP measure that excludes the temporary impact of holding high rate wholesale deposits on balance sheet. The most directly comparable GAAP measure is net interest margin.

(7) For quarters ended June 30, 2019 and March 31, 2019, adjusted noninterest expense to average assets is a non-GAAP measure that excludes the temporary impact of holding high rate wholesale deposits on balance sheet. The most directly comparable GAAP measure is noninterest expense to average assets.

(8) For quarter ended March 31, 2019, adjusted loans receivable to deposits is a non-GAAP measure that excludes wholesale-brokered deposits on balance sheet. The most directly comparable GAAP measure is loans receivable to deposits.

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

The Company also presented comparable earnings and financial information using GAAP financial measures.  Reconciliations of the GAAP and non-GAAP measures are presented in the following table:

	As of and for the Three Months Ended
(Dollars in thousands)	June 30, 2019	March 31, 2019
Adjusted return on average assets:
Total average assets	$1,002,436	$997,069
Less: average wholesale-brokered deposits	20,252	74,116
Adjusted total average deposits and borrowings	$982,184	$922,953
Total net income	$3,274	$2,808
Less: fees earned on servicing wholesale-brokered deposits	36	78
Adjusted net income	$3,238	$2,730
Adjusted return on average assets:	1.34%	1.20%
Adjusted cost of funds:
Total average deposits and borrowings	$874,610	$872,979
Less: average wholesale-brokered deposits	20,252	74,116
Adjusted total average deposits and borrowings	$854,358	$798,863
Total interest expense	$1,618	$1,627
Less: interest expense on wholesale-brokered deposits	116	435
Adjusted interest expense	$1,502	$1,192
Adjusted cost of funds:	0.71%	0.61%
Adjusted cost on deposits:
Total average deposits	$859,516	$859,135
Less: average wholesale-brokered deposits	20,252	74,116
Adjusted total average deposits	$839,264	$785,019
Interest expense on deposits	$1,420	$1,436
Less: interest expense on wholesale-brokered deposits	116	435
Adjusted interest expense on interest bearing deposits	$1,304	$1,001
Adjusted cost of deposits:	0.63%	0.52%
Adjusted net interest margin:
Total average interest earning assets	$962,867	$958,547
Less: average wholesale-brokered deposits held in cash	20,252	74,116
Adjusted total average interest earning assets	$942,615	$884,431
Total net interest income	$10,186	$9,767
Less: interest income earned wholesale-brokered deposits held in cash	116	435
Plus: interest expense on wholesale-brokered deposits	116	435
Adjusted net interest income	10,186	9,767
Adjusted net interest margin:	4.38%	4.48%
Adjusted noninterest expense to average assets:
Total average assets	$1,002,436	$997,069
Less: average wholesale-brokered deposits	20,252	74,116
Adjusted total average assets	$982,184	$922,953
Total noninterest expense	$7,643	$7,662
Adjusted noninterest expense to average assets:	3.12%	3.37%
	As of and for the Three Months Ended
(Dollars in thousands)	June 30, 2019	March 31, 2019
Adjusted loans receivable to deposits (1):
Total loans receivable	n/a	$791,072
Total deposits	n/a	976,496
Less: wholesale-brokered deposits	n/a	164,604
Total deposits, less wholesale-brokered deposits	n/a	$811,892
Adjusted loans receivable to deposits:	n/a	97.44%

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

		Estimated Increase (Decrease) in Net Interest Income
Change in Market Interest Rates	Twelve Month Projection September 30, 2019	Twelve Month Projection December 31, 2018
Static Balance Sheet and Rate Shifts
+400 basis points	14.5%	15.2%
+300 basis points	10.8	11.2
+200 basis points	7.1	7.4
+100 basis points	3.4	3.7
-100 basis points	0.8	(1.5)
-200 basis points	(4.6)	(8.7)
-300 basis points	(6.0)	(14.0)

Dynamic Balance Sheet and Rate Shifts
+400 basis points	18.6	17.9
+300 basis points	13.8	13.2
+200 basis points	9.1	8.8
+100 basis points	4.5	4.4
-100 basis points	(0.3)	(2.3)
-200 basis points	(6.6)	(10.1)
-300 basis points	(8.3)	(16.2)

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

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the nine months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2019. As of September 30, 2019, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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

101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter months ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	November 12, 2019	By:	/s/ Eric M. Sprink
Eric M. Sprink
President and Chief Executive Officer
(principal executive officer)

Dated:	November 12, 2019	By:	/s/ Joel G. Edwards
Joel G. Edwards
Executive Vice President and
Chief Financial Officer
(principal financial officer)