Form 10-K
period 2019-12-31
COASTAL FINANCIAL CORP
filed 2020-03-12
CIK 1437958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number:   001-38589

COASTAL FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Washington	56-2392007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5415 Evergreen Way, Everett, Washington	98203
(Address of principal executive offices)	(Zip Code)

(425) 257-9000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value per share	CCB	Nasdaq Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☒
Non-Accelerated filer	☐	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2019 was $143.1 million.  As of March 9, 2020, the number of shares outstanding of the registrant’s common stock was 11,928,413.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. Any statements about our management’s expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Any or all of the forward-looking statements in this report may turn out to be inaccurate. The inclusion of or reference to forward-looking information in this report should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption “Item 1A. Risk Factors” and elsewhere in this report, as well as the following factors:

•	our expected future financial results;
•	the overall health of the local and national real estate market;
•	the credit risk associated with our loan portfolio, and specifically with our commercial real estate loans;
•	business and economic conditions generally and in the financial services industry, nationally and within our market area;
•	our ability to maintain an adequate level of allowance for loan losses;
•	our ability to successfully manage liquidity risk;
•	our ability to implement our growth strategy and manage costs effectively;
•	the composition of our senior leadership team and our ability to attract and retain key personnel;
•	our ability to raise additional capital to implement our business plan;
•	changes in market interest rates and impacts of such changes on our profits and business;
•	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
•	interruptions involving our information technology and telecommunications systems or third-party servicers;
•	our ability to maintain our reputation;
•	increased competition in the financial services industry;
•	regulatory guidance on commercial lending concentrations;
•	our partnership with broker dealers and digital financial service providers;
•	the effectiveness of our risk management framework;
•	the costs and obligations associated with being a publicly traded company;

i

•	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;
•	the extensive regulatory framework that applies to us;
•	the impact of recent and future legislative and regulatory changes and other changes in banking, securities and tax laws and regulations, and their application by our regulators;
•	the impact on the Company’s operations due to epidemic illnesses and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions;
•

the impact of benchmark interest rate reform in the U.S. and implementation of alternative reference rates, such as the Secured Overnight Funding Rate (SOFR), to the London Interbank Offered Rate (LIBOR);

•	fluctuations in the value of the securities held in our securities portfolio;
•	governmental monetary and fiscal policies;
•	material weaknesses in our internal control over financial reporting; and
•	our success at managing the risks involved in the foregoing items.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. You are cautioned not to place undue reliance on forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events except as required by law.

ii

PART I

Item 1.	Business

Our Company

Coastal Financial Corporation (the Company) is a bank holding company that operates through our wholly owned subsidiary, Coastal Community Bank (the Bank). We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. We focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington. We currently operate 14 full-service banking locations, 11 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and three of which are located in neighboring counties (one in King County and two in Island County). As of December 31, 2019, we had total assets of $1.129 billion, total gross loans of $939.1 million, total deposits of $968.0 million and total shareholders’ equity of $124.2 million. In addition to traditional community banking, the Bank also provides Banking as a Service (BaaS) to enable broker dealers and digital financial service providers to offer their clients banking services.

We are a Washington corporation that was formed on July 9, 2003, to become the holding company for the Bank which commenced operations in 1997.  Our executive offices are located at 5415 Evergreen Way, Everett, Washington 98203 and our telephone number is (425) 257-9000. Our website address is www.coastalbank.com. Information on our website should not be considered a part of this report.

Throughout this report, references to “we,” “us” or “our” refer to the Company or the Bank, or both, as the context indicates.

Our Markets

We define our market broadly as the Puget Sound region in the state of Washington, which encompasses King, Kitsap, Pierce, Snohomish, Skagit, Thurston and Island Counties.  The Puget Sound region, which comprises over 60% of the population of the state of Washington as well as the number of businesses located therein, with a population of approximately 4.7 million, over 123,000 businesses and $123.5 billion of deposits.

We are the largest locally headquartered bank by deposit market share in Snohomish County, according to data from the Federal Deposit Insurance Corporation (the FDIC) as of June 30, 2019, at which date we had a 6.2% deposit market share in Snohomish County, up from 5.4% in 2018. We aim to continuously enhance our customer base, increase loans and deposits and expand our overall market share in Snohomish County. In light of our market position and our business strategy, we do not regularly compete for commercial or retail deposits in the city of Seattle, and we believe this strategic decision has enabled us to generate low cost core deposits to fund our loan growth.

Our Banking Services

Lending Activities

We focus primarily on commercial lending, with an emphasis on commercial real estate. We offer a variety of loans to business owners, including commercial and industrial loans and commercial real estate loans secured by owner-occupied commercial properties. We also offer non-owner occupied commercial real estate loans, multi-family loans, and construction and development loans to investors and developers. We also offer residential real estate loans and to a lesser extent, consumer loans.

Commercial and Industrial Loans. As of December 31, 2019, we had $111.4 million of commercial and industrial loans, representing 11.8% of total loans. These loans had a weighted average maturity of approximately 3.8 years. We make commercial and industrial loans, including term loans, Small Business Administration (SBA) loans, commercial lines of credit, working capital loans, equipment financing, borrowing base loans, and other loan products, that are underwritten on the basis of the borrower’s ability to service the debt from income. We take as collateral a lien on general business assets including, among other things, available real estate, accounts receivable, inventory and equipment and generally obtain a personal guaranty from the borrower or principal. Our commercial lines of credit typically have a term of one year and have variable interest rates that adjust monthly based on the prime rate. Other commercial and industrial loans generally have fixed interest rates and terms that typically range from one to five years depending on factors such as the type and size of the loan, the financial strength of the borrower/guarantor and the age, type and value of the collateral. Terms greater than five years may be appropriate in some circumstances, based upon the useful life of the underlying asset being financed or if some form of credit enhancement, such as an SBA guarantee, is obtained.

Commercial and industrial loans are often larger and involve greater risks than other types of lending. Because payments on commercial and industrial loans are often dependent on the operating cash flows of the borrower’s business, repayment of these loans is often more sensitive to adverse conditions in the general economy, which in turn increases repayment risk. We also face the risk that losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations due to (a) the larger average size of commercial loans as compared with other loans, such as residential loans, as well as (b) collateral that is generally less readily marketable than collateral for consumer loans, such as residential real estate and automobiles.

As of December 31, 2019, our total commercial SBA portfolio was $17.1 million, of which $8.9 million was sold, and $1.5 million was guaranteed by the SBA. We participate in the SBA 7(a) program in order to meet the needs of our small business community. As an approved participant in the SBA Preferred Lender’s Program, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA’s 7(a) program provides up to a 75% guaranty for loans greater than $150,000. For loans $150,000 or less, the program provides up to an 85% guaranty. The maximum 7(a) loan amount is $5 million. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper closing and servicing by the lender. As such, prudent underwriting and closing processes are essential to effective utilization of the 7(a) program. We typically sell in the secondary market the SBA -guaranteed portion (generally 75% of the principal balance) of the SBA loans we originate.

As of December 31, 2019, we held $1.1 million, net of the portion sold, of United States Department of Agriculture (USDA) loans.  We participate in the USDA Business and Industry and Community Facilities programs.  Both loan programs provide up to a 90% guarantee.  The guarantee is conditional and covers a portion of the risk of payment default by the borrower but not the risk of improper servicing by the lender.  Unlike the SBA 7(a) program, the USDA guarantee is not issued until after the loan closes.  USDA issues a conditional commitment prior to loan closing and prudent closing processes are essential to effective utilization of the USDA loan programs.   The USDA guaranteed portion of the USDA loans are typically sold in the secondary market.

Commercial Real Estate. As of December 31, 2019, we had $613.4 million of commercial real estate loans, representing 65.2% of total loans. We make commercial mortgage loans collateralized by owner- and non-owner-occupied real estate, as well as multi-family residential loans. Loans secured by owner-occupied real estate totaled $230.7 million and comprised 37.6% of our commercial real estate portfolio at December 31, 2019. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores and gas stations, hotels and motels, office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10-to-25 year period with balloon payments at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent Federal Home Loan Bank rates. At December 31, 2019, approximately 38.3% of the commercial real estate loan portfolio consisted of fixed rate loans. Loan amounts generally do not exceed 75% of the lesser of the appraised value or the purchase price.

As of December 31, 2019, we had a total of $14.2 million in commercial real estate SBA loans, of which $8.1 million was sold and $984,000 was guaranteed by the SBA. We make loans under the SBA 504 program to small businesses to provide funding for the purchase of real estate. Under this program, we provide up to 90% financing of the total purchase cost, represented by two loans to the borrower. The first lien loan is generally a long-term, fully amortizing, fixed-rate loan made in the amount of 50% of the total purchase cost. The second lien loan is a short-term, interest only, adjustable rate loan made in the amount of 40% of the total purchase cost, which is generally paid off within three to six months after full receipt of loan proceeds from a certified development corporation that provides long-term financing directly to the borrower. At December 31, 2019, we held $38.7 million in first lien SBA 504 loans, or 4.1% of total loans.

Our multi-family residential loan portfolio is comprised of loans secured by apartment buildings, residential mixed-use buildings and, to a lesser extent, senior living centers. As of December 31, 2019, we had $76.7 million on multi-family residential loans, representing 12.5% of our commercial real estate loans, and 8.2% of total loans.

Commercial real estate lending with respect to non-owner occupied properties typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. We require our commercial real estate loans to investors to be secured by well-managed properties with adequate margins and generally obtain a guaranty from responsible parties. As of December 31, 2019 we held $382.9 million in non-owner occupied loans, representing 62.4% of our commercial real estate loans and 40.7% of total loans.

Construction, Land and Land Development Loans. As of December 31, 2019, we had $97.0 million in construction, land and land development loans, representing 10.3% of total loans. We make loans to established builders to construct residential properties, loans to developers of commercial real estate investment properties and residential developments and, to a lesser extent, loans to individual clients for construction of single family homes in our market areas. We also make loans for the acquisition of undeveloped land. Construction loans are typically disbursed as construction progresses and carry either fixed or variable interest rates. Our construction and development loans typically have terms that range from six months to two years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Loans are typically structured with an interest only construction period and mature at the completion of construction.

Construction and land development loans typically involve more risk than other types of lending products because repayment of these loans is dependent, in part, on the sale or refinance of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. Moreover, these loans are typically based on future estimates of value and economic circumstances, which may differ from actual results or be affected by unforeseen events. If the actual circumstances differ from the estimates made at the time of approval of these loans, we face the risk of having inadequate security for the repayment of the loan. Further, if we foreclose on the loan, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time until the foreclosed property is sold.

Residential Real Estate. As of December 31, 2019, we had $115.0 million in residential real estate loans, representing 12.2% of total loans. We originate one-to-four adjustable-rate mortgage, or ARM, loans for our portfolio and operate as a mortgage broker for mortgage lenders we have agreements with for customers who want a 15-year to 30-year, fixed-rate mortgage loan. As of December 31, 2019, the balance of ARM portfolio loans was $11.7 million.  Our ARM loans typically do not meet the guidelines for sale in the secondary market due to characteristics of the property, the loan terms or exceptions from agency underwriting guidelines, which enables us to earn a higher interest rate. We also originate home equity lines of credit and home equity term loans for our portfolio. Home equity lines of credit have variable interest rates, while home equity term loans are fixed for up to 5-1/2 years but can be amortized up to a maximum of 180 months with a balloon payment at maturity.

We also purchase residential mortgages originated by other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio, meet certain regulatory requirements and increase our interest income. As of December 31, 2019, we held $28.6 million, representing 3.0% of our total loans, in purchased residential real estate mortgage loans. These loans purchased typically have a fixed rate with a term of 15 to 30 years, and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards. We also make one-to-four family loans to investors to finance their rental properties and to business owners to secure their business loans.  As of December 31, 2019, residential real estate loans made to investors and business owners totaled $59.7 million.

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

Consumer and Other Loans. As of December 31, 2019, we had $4.2 million in total consumer loans, representing 0.5% of total loans. We make a variety of loans to individuals for personal and household purposes, including automobile, boat and recreational vehicle loans and secured term loans. We also offer personal lines of credit including overdraft protection. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and the value of any available collateral. The terms of consumer loans vary considerably based upon the loan type, nature of collateral and size of the loan.

Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances, such as a loss of employment, divorce, or unexpected medical costs.

Credit Administration and Loan Review

We control credit risk both through disciplined underwriting of each transaction, as well as active credit management processes and procedures to manage risk and minimize loss throughout the life of a loan. We seek to maintain a broadly diversified loan portfolio in terms of type of customer, type of loan product, geographic area and industries in which our business customers are engaged. We have developed tailored underwriting criteria and credit management processes and procedures for each of the various loan product types we offer our customers.

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

Ongoing Credit Risk Management. In addition to the tailored underwriting process described above, we perform ongoing risk monitoring and review processes for credit exposures. Although we grade and classify our loans internally, we engage an independent third-party professional firm to perform regular loan reviews and confirm loan classifications. We strive to identify potential problem loans early in an effort to actively seek resolution of these situations before they create a loss. We record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses incurred in the loan portfolio.

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

Concentrations of Credit Risk

Most of our lending activity is conducted with businesses and individuals in our market area. As of December 31, 2019, approximately 94% of the one-to-four family loans in our loan portfolio (measured by dollar amount) were secured by real estate, or made to borrowers who live or conduct business, in the Puget Sound region. A substantial portion of our loan portfolio consists of commercial and industrial loans and real estate loans secured by commercial real estate properties located in the Puget Sound region, and is dependent upon the economic environment of the Puget Sound region. We have a limited number of loans secured by properties located outside of the Puget Sound region, most of which are made to borrowers who are well-known to us.

Our total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans totaled $468.9 million and represented 347.9% of the Bank’s total risk-based capital at December 31, 2019. Interagency guidance on commercial real estate concentrations describe sound risk management practices, which include board and management oversight, portfolio management, management information systems, market analysis, portfolio stress testing and sensitivity analysis, credit underwriting standards, and credit risk review functions. We believe that we have adequately implemented these practices in order to monitor concentrations in commercial real estate in our loan portfolio.

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

The Bank’s legal lending limit as of December 31, 2019 on loans to a single borrower was 20% of capital and surplus, or $26.9 million.

Our loan policies provide general guidelines for loan-to-value ratios that restrict the size of loans to a maximum percentage of the value of the collateral securing the loans, which percentage varies by the type of collateral. Our internal loan-to-value limitations also follow all limits established by applicable law.

Deposit Products

Our deposits serve as the primary funding source for lending, investing and other general banking purposes. We provide a full range of deposit products that have a wide range of interest rates and terms, including a variety of demand and savings accounts, time deposits, and money market accounts. We also provide a wide range of deposit services, including debit cards, remote deposit capture, online banking, mobile banking, and direct deposit services. We also offer business accounts and cash management services, including business checking and savings accounts and treasury services. In addition, in 2019 we added reciprocal deposits to our product offering. This enables us to extend FDIC insurance to customers that have balances in excess of the FDIC insurance limit.  This service trades our customer’s funds in increments under the FDIC insured amount to other participating financial institutions and in exchange we receive investments from participating financial institutions in a reciprocal agreement.  We solicit deposits through our relationship-driven team of dedicated and accessible bankers and through community-focused marketing. We emphasize obtaining deposit relationships at loan origination. Our focus on relationship banking combined with our robust business banking services has led to approximately 80.8% of our loan customers having deposit relationships with us as of December 31, 2019.

CCBX Division

Our CCBX Division provides BaaS enabling broker dealers and digital financial service providers to offer their clients banking services. The “X” is indicative of the technology services that our partners provide. Currently, we are in the process of working with five fintech partners, and maintaining a robust pipeline as we look forward. CCBX will be supported by staff we hired late in 2019 to build the infrastructure, and additional hires in 2020 as we expect to add new partners and execute new contracts. Beginning with the quarter ended December 31, 2019, we have changed references made to “wholesale” and "wholesale banking services" to "BaaS" and “BaaS fees” in our financial statements and other information we make publicly available. We have revised prior period financial statements to make this conforming change.

Investments

As of December 31, 2019, the fair value of our investment portfolio, which represented 2.9% of assets, totaled $32.7 million and had an average effective yield of 1.81% and an estimated duration of approximately 1.1 years. The primary objectives of the investment portfolio are to provide a source of liquidity and provide collateral that can be readily sold or pledge for public deposits or other business purposes. At December 31, 2019, 76.3% of our investment portfolio consisted of U.S. Treasury securities. The remainder of our securities portfolio is invested in U.S. Government agency securities, agency collateralized mortgage obligations and mortgage-backed securities, and municipal bonds. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell or pledge investment securities from time to time to adjust our exposure to interest rates or to provide liquidity to meet loan demand.

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

We have elected to adopt certain of the reduced disclosure requirements above with respect to the periodic reports we will file with the Securities and Exchange Commission (the SEC), and proxy statements that we use to solicit proxies from our shareholders.

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

Our Employees

As of December 31, 2019, we had 195 full-time equivalent employees. None of our employees are parties to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Available Information

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act), and other filings with the SEC are available free of charge at http://ir.coastalbank.com/ under the heading “News - Documents”, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These reports are also available for free on the SEC's website at http://www.sec.gov. The information contained on the Company's website as referenced in this report should not be considered a part of this report.

Regulation and Supervision

General

Insured banks, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Washington Department of Financial Institutions (Washington DFI), the Board of Governors of the Federal Reserve (Federal Reserve), the Federal Deposit Insurance Corporation (FDIC) and the Consumer Financial Protection Bureau (CFPB). Furthermore, tax laws administered by the Internal Revenue Service (IRS), and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (FASB), securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the Treasury Department and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development and entities such as Ginnie Mae and Freddie Mac, and SBA regulations with respect to small business loans, have an impact on our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our operations and results, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

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

Bank Holding Company Regulation

Since we own all of the capital stock of the Bank, we are a bank holding company under the Bank Holding Company Act of 1956, as amended (the BHC Act). As a result, we are primarily subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

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

Dividends

The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also has indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve, the Federal Reserve may prohibit a bank holding company from paying any dividends if one or more of the holding company’s bank subsidiaries is classified as undercapitalized.

Support of Subsidiary Institutions

The Federal Deposit Insurance Act and a Federal Reserve regulation require a bank holding company to serve as a source of financial and managerial strength to its bank subsidiaries. In addition, where a bank holding company has more than one FDIC-insured bank or thrift subsidiary, each of the bank holding company’s subsidiary FDIC-insured depository institutions is responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result of a bank holding company’s source of strength obligation, a bank holding company may be required to provide funds to a bank subsidiary in the form of subordinate capital or other instruments which qualify as capital under bank regulatory rules and at a time when the bank holding company would not otherwise be inclined to do so.

Repurchase or Redemption of Securities

A bank holding company that is not well capitalized or well managed, or that is subject to any unresolved supervisory issues, is required to give the Federal Reserve prior written notice of any purchase or redemption of its own then-outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve.

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

FDIC Insurance and Other Assessments

The Bank’s deposits are insured by the FDIC to the full extent provided in the Federal Deposit Insurance Act (currently $250,000 per deposit account), and the Bank pays assessments to the FDIC for that coverage. Under the FDIC’s risk-based deposit insurance assessment system, an insured institution’s deposit insurance premium is computed by multiplying the institution’s assessment base by the institution’s assessment rate. An institution’s assessment base equals the institution’s average consolidated total assets during a particular assessment period, minus the institution’s average tangible equity capital (that is, Tier 1 capital) during such period. For banks with less than $10.0 billion in total consolidated assets, the assessment rate is calculated using a financial ratios method based on a statistical model estimating the bank’s probability of failure over three years utilizing seven financial ratios (leverage ratio; net income before taxes/total assets; nonperforming loans and leases/gross assets; other real estate owned/gross assets; brokered deposit ratio; one year asset growth; and loan mix index) and a weighted average of supervisory ratings components. The current rule fixes the range of assessment rates from 1.5 basis points for an institution posing the least risk, to 30 basis points for an institution posing the most risk; and will further lower the range of assessment rates if the reserve ratio of the Deposit Insurance Fund increases to 2% or more. As of September 30, 2019, which is the most recent information available, the Deposit Insurance Fund was at 1.41%.  Banks with over $10.0 billion in total consolidated assets are required to pay a surcharge of 4.5 basis points on their assessment basis, subject to certain adjustments. The FDIC may also impose special assessments from time to time.

In addition to its risk-based insurance assessments, the FDIC also has imposed Financing Corporation (FICO), assessments to help pay the $780 million in annual interest payments on the approximately $8 billion of bonds issued in the late 1980s as part of the government rescue of the savings and loan industry. FICO assessments ended in 2019 with the maturing of the outstanding bonds.

Termination of Deposit Insurance

The FDIC may terminate its insurance of deposits of a bank if it finds that the bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act

The Community Reinvestment Act (CRA) requires that, in connection with examinations of insured depository institutions within their respective jurisdictions, the federal banking agencies will evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. The Federal Reserve periodically evaluates the Bank’s record of performance under the CRA, and these evaluations are publicly available. A bank’s CRA performance is considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations being imposed on the bank. Certain regulatory advantages, such as expediated processing of applications, are available only to banks with CRA ratings of Satisfactory or Outstanding.  Additionally, we must publicly disclose the terms of certain CRA-related agreements. The Bank received a Satisfactory rating at its most recent evaluation dated September 25, 2017.

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

•	the Fair Credit Reporting Act (FCRA), governing the use and provision of information to credit reporting agencies;
•	the Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by debt collectors;
•	the Service Members Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service;
•	the Gramm-Leach-Bliley Act, governing the disclosure and safeguarding of sensitive non-public personal information of our clients;
•

the Right to Financial Privacy Act, imposing a duty to maintain confidentiality of consumer financial records and prescribing procedures for complying with administrative subpoenas of financial records;

•

the Electronic Funds Transfer Act governing automatic deposits to and withdrawals from deposit accounts and clients’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	the rules and regulations of the CFPB and various federal agencies charged with the responsibility of implementing these federal laws.

Capital Adequacy

The Federal Reserve has adopted risk-based and leverage capital adequacy requirements, pursuant to which they assess the adequacy of capital in examinations and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the credit and certain other risks inherent in various classes of assets and off-balance sheet items. The federal banking regulators have adopted regulations implementing the Basel Capital Adequacy Accord (Basel III), which had been approved by the Basel member central bank governors in 2010 as an agreement among the countries’ central banks and bank regulators on the amount of capital banks and their holding companies must maintain as a cushion against losses and insolvency. The U.S. Basel III rule’s minimum capital to risk-weighted assets requirements are a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%. Bank holding companies with assets of less than $3.0 billion that are not engaged in significant nonbanking activities, do not conduct significant off-balance sheet activities and that do not have a material amount of debt or equity securities registered with the SEC, such as the Company, are exempt from the Federal Reserve’s risk-based-capital and leverage rules.

In order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must maintain a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. Phase-in of the capital conservation buffer requirements began on January 1, 2016, and the requirements were fully phased in on January 1, 2019. A banking organization with a buffer greater than 2.5% is not subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. A banking organization also would be prohibited from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. Effectively, the Basel III framework requires the Bank meet minimum risk-based capital ratios of (i) 7% for common equity Tier 1 capital, (ii) 8.5% Tier 1 capital, and (iii) 10.5% total capital. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. The minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action (PCA), well-capitalized thresholds, which are described below under “—Prompt Corrective Action.”

The U.S. Basel III rule includes stringent criteria for capital instruments to qualify as Tier 1 or Tier 2 capital. For instance, the rule effectively disallows newly-issued trust preferred securities as a component of a holding company’s Tier 1 capital. However, depository institution holding companies with less than $15 billion in total assets may permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in Additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature. At December 31, 2019, the Company had $3.5 million of non-qualifying instruments includable in Tier 1 capital that were issued prior to May 19, 2010.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act (the EGRRCPA) requires the federal banking agencies to develop a community bank leverage ratio (the CBLR) (defined as the ratio of tangible equity capital to average total consolidated assets) for banks and holding companies with total consolidated assets of less than $10 billion and an appropriate risk profile. In 2019, the federal banking agencies fixed the CBLR at 9.0%. Qualifying banks that exceed the minimum CBLR will be deemed to be in compliance with all other capital and leverage requirements. The Company and Bank are not planning on adopting the CBLR.

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

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of “prompt corrective action” to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators have established five capital categories (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized); all insured depository institutions fall into one of these categories. The federal banking agencies have specified by regulation the relevant capital thresholds and other qualitative requirements for each of the categories. For an insured depository institution to be

“well-capitalized” under the PCA framework, it must have a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0%, and a leverage ratio of 5.0%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific capital level for any capital measure. At December 31, 2019, the Bank qualified for the well-capitalized category.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Such a plan must include a guarantee from the institution’s bank holding company that the institution will comply with the plan until the institution has been adequately capitalized on average during each of the four consecutive calendar quarters. The holding company’s obligation to fund a capital restoration plan is limited to the lesser of (i) 5% of an undercapitalized subsidiary institution’s assets at the time it became undercapitalized and (ii) the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with Federal Reserve approval. A critically undercapitalized bank, one with a ratio of tangible equity to total assets of 2% or less, is presumptively subject to a supervisory acquisition or the appointment of a conservator or receiver.

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

Commercial Real Estate Concentration Limits

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate (CRE), loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2019, the Bank’s total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represented 347.9% and 333.03% of its capital, at December 31, 2019 and 2018, respectively, thus exceeding the 300% target. However, the Bank's Ratio CRE loans to capital has decreased since December 31, 2017 when it was at 354.7%.

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

Cybersecurity

Federal banking agencies pay close attention to the cybersecurity practices of banks and their holding companies and affiliates. The interagency council of the agencies, the Federal Financial Institutions Examination Council (FFIEC), has issued several policy statements and other guidance for banks as new cybersecurity threats arise. FFIEC has recently focused on such matters as compromised customer credentials and business continuity planning. Examinations by the banking agencies now include review of an institution’s information technology and its ability to thwart cyberattacks.

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

The Treasury Department’s Office of Foreign Assets Control (OFAC), is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Company or the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Company or the Bank must freeze or block such account or transaction, file a suspicious activity report, and notify the appropriate authorities.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered, or that file reports, under the Exchange Act. In particular, the act established (i) requirements for audit committees, including independence, expertise and responsibilities; (ii) responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company and new requirements for them to certify the accuracy of periodic reports; (iii) standards for auditors and regulation of audits; (iv) disclosure and reporting obligations for the reporting company and its directors and executive officers; and

(v) civil and criminal penalties for violations of the federal securities laws. The legislation also established a new accounting oversight board to enforce auditing standards and restrict the scope of services that accounting firms may provide to their publicly traded company audit clients.

Overdraft Fees

Federal Reserve Regulation E restricts banks’ abilities to charge overdraft fees. The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.

The Dodd-Frank Act and the EGRRCPA

As final rules and regulations implementing the Dodd-Frank Act have been adopted, this law has significantly changed and is significantly changing the bank regulatory framework and affected the lending, deposit, investment, trading and operating activities of banks and their holding companies.

A number of the effects of the Dodd-Frank Act are described or otherwise accounted for in various parts of this “—Regulation and Supervision” section. The following items provide a brief description of certain other provisions of the Dodd-Frank Act that may be relevant to us and the Bank.

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

The CFPB has concentrated much of its rulemaking efforts on reforms related to residential mortgage transactions. The CFPB has issued rules related to a borrower’s ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, requirements for high cost mortgages, appraisal and escrow standards and requirements for higher-priced mortgages. The CFPB has also issued rules establishing integrated disclosure requirements for lenders and settlement agents in connection with most closed end, real estate secured consumer loans; and rules which, among other things, expand the scope of information lenders must report in connection with mortgage and other housing-related loan applications under the Home Mortgage Disclosure Act. These rules, which became effective on a rolling basis through January 1, 2019, include significant regulatory and compliance changes and are expected to have a broad impact on the financial services industry.

With the change in leadership at the CFPB in 2017, the agency has released a new strategic plan and published formal requests for information on possible changes to its supervisory, enforcement and other programs. These developments suggest that the CFPB may be taking a different approach to its implementation of consumer financial protection laws. The EGRRCPA requires the CFPB to make changes to various regulations. We have not been able to assess the impact of these changes on our operations, and the CFPB's approach could change again, depending on the results of the elections in November 2020.

The Volcker Rule

On December 10, 2013, five U.S. financial regulators, including the Federal Reserve, adopted a final rule implementing the “Volcker Rule.” The Volcker Rule was created by Section 619 of the Dodd-Frank Act and prohibits “banking entities” from engaging in “proprietary trading.” Banking entities also are prohibited from sponsoring or investing in private equity or hedge funds, or extending credit to or engaging in other covered transactions with affiliated private equity or hedge funds. The fundamental prohibitions of the Volcker Rule generally apply to banking entities of any size, including us, the bank and any other “affiliate” under the BHC Act. The EGRRCPA amends Section 619 to exempt from the Volcker Rule any insured depository institution that has $10.0 billion or less in total consolidated assets and whose total trading assets and trading liabilities are 5% or less of total consolidated assets. We are among the exempt institutions.

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

Information About Our Executive Officers

The table below provides information about our executive officers. Ages are as of December 31, 2019.

Name	Age	Position

Eric M. Sprink	47	President, Chief Executive Officer and Director
Joel G. Edwards	59	Chief Financial Officer, Corporate Secretary
Russ A. Keithley	54	Chief Lending Officer
John J. Dickson Daniel J. Lee	59 63	Chief Operations Officer Chief Credit and Risk Officer

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

John J. Dickson joined the Bank in 2010 and currently serves as Executive Vice President and Chief Operating Officer of the Bank. Prior to joining the Bank, he served in various roles for Frontier Financial Corporation and Frontier Bank from 1985 to 2010, most recently serving as President of Frontier Bank from 2008 to 2010. In 2010, Frontier Bank was closed by the Washington DFI, and the FDIC was named receiver. Mr. Dickson received a bachelor’s degree in economics from the University of Puget Sound and graduated with honors from the Graduate School of Banking at the University of Wisconsin-Madison. Mr. Dickson practiced accounting as a CPA for three years in the audit division of a large accounting firm. Mr. Dickson is past Chairman of the Washington Bankers Association.

Daniel J. Lee joined the Bank in 2018 and currently serves as Executive Vice President and Chief Credit and Risk Officer.  Prior to joining the Bank, he most recently served as Executive Vice President, Chief Credit

Officer for Bank of the Cascades from 2012 to 2017 where he managed all credit administration and loan operations.  After helping Bank of the Cascades to more than double its assets and loans in just five years, Bank of the Cascades was acquired by First Interstate Bank in 2017.  Prior to that, Mr. Lee served in senior leadership roles of both public and privately held banks.  Mr. Lee earned his BS and MBA from the Kelley School of Business, Indiana University.  He attended the ABA Stonier Graduate School of Banking—currently domiciled at the Wharton Business School, University of Pennsylvania. He served as a Director on the Government Relations Council of the American Bankers Association and has a rich history of helping advocate for community resources that benefit new businesses and charitable services.

Item 1A.	Risk Factors

As a financial services organization, we are subject to a number of risks inherent in our transactions and present in the business decisions we make. Described below are the primary risks and uncertainties that if realized could have a material and adverse effect on our business, financial condition, results of operations or cash flows, and our access to liquidity. Consideration should also be given to the other information in this Annual Report on Form 10-K, as well as in the documents incorporated by reference into this Form 10-K. However, other factors not discussed below or elsewhere in this Annual Report on Form 10-K could adversely affect our business, financial condition, results of operations or cash flows and our access to liquidity. Therefore, the risk factors below should not be considered a complete list of potential risks we may face.

Risks Related to Our Business

Our commercial real estate lending activities expose us to increased lending risks and related loan losses.

At December 31, 2019, our commercial real estate loan portfolio totaled $613.4 million, or 65.2% of our total loan portfolio. Our current business strategy is to continue our originations of commercial real estate loans. Commercial real estate loans generally expose a lender to greater risk of non-payment or late payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. These loans involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. To the extent that borrowers have more than one commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Moreover, if loans that are collateralized by commercial real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and would adversely affect our business, financial condition and results of operations.

Imposition of limits by the bank regulators on commercial real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the federal banking regulators issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” or the CRE Guidance. Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, totaled $468.9 million and represented 347.9% of its total risk-based capital at December 31, 2019.  The ratio was 333.03% at December 31, 2018, and has decreased since December 31, 2017 when it was at 354.7%.

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

The cost of removal or abatement may substantially exceed the value of the affected properties or the loans secured by those properties, we may not have adequate remedies against the prior owners or other responsible parties and we may not be able to resell the affected properties either before or after completion of any such removal or abatement procedures. If material environmental problems are discovered before foreclosure, we generally will not foreclose on the related collateral or will transfer ownership of the loan to a subsidiary. It should be noted, however, that the transfer of the property or loans to a subsidiary may not protect us from environmental liability. Furthermore, despite these actions on our part, the value of the property as collateral will generally be substantially reduced or we may elect not to foreclose on the property and, as a result, we may suffer a loss upon collection of the loan. Any significant environmental liabilities could adversely affect our business, financial condition and results of operations.

Our commercial business lending activities expose us to additional lending risks.

As of December 31, 2019, commercial and industrial loans totaled $111.4 million and represented 11.8% of total loans.  We make commercial business loans in our market area to a variety of professionals, sole proprietorships, partnerships and corporations. As compared to commercial real estate loans, which are secured by real property, the value of which tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself and the conditions in the general economy. Further, any losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations due to the larger average size of commercial loans as compared with other loans and the risk that collateral securing such loans may depreciate over time, may be difficult to appraise, may fluctuate in value and may depend on the borrower’s ability to collect receivables. We have increased our focus on commercial business lending in recent years and intend to continue to focus on this type of lending in the future.

Our concentration of residential mortgage loans exposes us to increased lending risks.

At December 31, 2019, $115.0 million, or 12.2%, of our loan portfolio was secured by one-to-four family real estate, 94.1% is secured by property in Washington State, and a significant majority of that is located in the Puget Sound region. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the Puget Sound housing market could reduce the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Our origination of construction loans exposes us to increased lending risks.

At December 31, 2019 $97.0 million, or 10.3% of our total loans was construction, land and land development loans.  We originate commercial construction loans primarily to professional builders for the construction of one-to-four family residences, apartment buildings, and commercial real estate properties. To a lesser degree, we also originate land acquisition loans for the purpose of facilitating the ultimate construction of a home or commercial building. Our construction loans present a greater level of risk than loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. In addition, construction costs may exceed original estimates as a result of increased materials, labor or other costs. Construction loans also often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness.

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

The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Many of our loans are made to small to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A failure to effectively measure and limit the credit risk associated with our loan portfolio could lead to unexpected losses and adversely affect our business, financial condition and results of operations.

If our allowance for loan losses is insufficient to absorb actual loan losses, our results of operations would be negatively affected.

In determining the amount of the allowance for loan losses, we analyze our loss and delinquency experience by loan categories and we consider the effect of existing economic conditions. In addition, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If the actual results are different from our estimates, or our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance and would decrease our net income. Our emphasis on loan growth and on increasing our portfolio, as well as any future credit deterioration, will require us to increase our allowance further in the future. While we believe that our allowance for loan losses was adequate at December 31, 2019, there is no assurance that it will be sufficient to cover future loan losses, especially if there is a significant deterioration in economic conditions

In addition, our banking regulators periodically review our allowance for loan losses and could require us to increase our provision for loan losses. Any increase in our allowance for loan losses or loan charge-offs as required by regulatory authorities may adversely affect our business, financial condition and results of operations.

Nonperforming assets take significant time and resources to resolve and adversely affect our business, financial condition and results of operations.

Nonperforming assets adversely affect our net income in various ways. We generally do not record interest income on other real estate owned (OREO), or on nonperforming loans, thereby adversely affecting our income and increasing loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in our level of nonperforming assets increases our risk profile and may impact the capital levels regulators believe are appropriate in light of the ensuing risk profile. While we seek to reduce problem assets through loan workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, financial condition and results of operations. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which may materially and adversely impact their ability to perform their other responsibilities. We may not experience future increases in the value of nonperforming assets.

The current economic condition in the market areas we serve may adversely impact our earnings and could increase the credit risk associated with our loan portfolio.

Substantially all of our loan and deposit customers are businesses and individuals in greater Puget Sound area and soft economies in this market area could adversely affect our business, financial condition and results of operations. A deterioration in the market areas we serve could result in the following consequences, any of which would have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects:

•	loan delinquencies may increase;
•	problem assets and foreclosures may increase;
•	collateral for loans made may decline in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans;
•	certain securities within our investment portfolio could become other than temporarily impaired, requiring a write-down through earnings to fair value, thereby reducing equity;
•	low cost or noninterest bearing deposits may decrease; and
•	demand for our loan and other products and services may decrease.

A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loans are geographically diverse. Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as earthquakes and flooding.

In addition, weakening in regional and general economic conditions such as inflation, recession, unemployment, natural disasters, epidemic illness, or other factors beyond our control could reduce our growth rate and negatively affect demand for loans, the performance of our borrowers and our financial condition and results of operations..

Our SBA lending program is dependent upon the U.S. federal government, and we face specific risks associated with originating SBA loans.

As of December 31, 2019, the balance of owned SBA loans and SBA loans net of the sold portion was $15.0 million, of which $2.5 million was guaranteed. As of December 31, 2019 the balance of SBA loans sold and serviced was $18.2 million, resulting in $66,000 in servicing income for the year ended December 31, 2019.  We also recognized $122,000 in income for the year ended December 31, 2019 for the gain on sale of our SBA loans.  Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program, referred to herein as an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress or exhaustion of the available funding for SBA programs may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could materially and adversely affect our business, financial condition and results of operations.

The SBA’s 7(a) Loan Program is the SBA’s primary program for helping start-up and existing small businesses, with financing guaranteed for a variety of general business purposes. Generally, we sell the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales result in premium income for us at the time of sale and create a stream of future servicing income, as we retain the servicing rights to these loans. For the reasons described above, we may not be able to continue originating these loans or sell them in the secondary market. Furthermore, even if we are able to continue to originate and sell SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans or the premiums may decline due to economic and competitive factors. When we originate SBA loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us. Generally, we do not maintain reserves or loss allowances for such potential claims and any such claims could materially and adversely affect our business, financial condition and results of operations.

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

National and global economic and other conditions could adversely affect our future results of operations or market price of our stock.

Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, changes in government monetary and fiscal policies and inflation, foreign policy, and financial market volatility, all of which are beyond our control. Global economies continue to face significant challenges to achieving normalized economic growth rates and there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Any deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline. While it is impossible to predict how long challenging economic conditions may exist, a slow or fragile recovery could continue to present risks into the future for the industry and our company. Uncertainties have arisen regarding the potential for a reversal or renegotiation of international trade agreements under the current administration, and the impact such actions and other policies of the current administration may have on economic and market conditions. In addition, concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, particularly the economies of China, South Korea and Japan, can impact the economy and financial markets here in the United States. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity. Further, our business could be adversely affected by the effects of a widespread outbreak of epidemic illness in the human population. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Economic conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investment securities, and our ongoing operations, costs and profitability. Further, declines in real estate values and sales volumes and elevated unemployment levels may result in higher loan delinquencies, increases in our nonperforming and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and earnings. Reduction in problem assets can be slow, and the process can be exacerbated by the condition of the properties securing nonperforming loans and the lengthy foreclosure process in Washington. To the extent that we must work through the resolution of assets, economic problems may cause us to incur losses and adversely affect our capital, business, financial condition, results of operations or cash flows and our access to liquidity.

Our business is subject to the risks of epidemic illnesses, earthquakes, tsunamis, floods, fires and other natural catastrophic events.

A major catastrophe, such as an epidemic illness, earthquake, tsunami, flood, fire or other natural disaster could result in a prolonged interruption of our business. For example, our headquarters are located in Everett, Washington and we serve the broader Puget Sound region, a geographical region that has been or may be affected by earthquake, tsunami and flooding activity. Additionally, our business could be adversely affected by the effects of a widespread outbreak of epidemic illnesses, including the recent outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, China and recently identified in King County, which is encompassed in the Puget Sound region. Because we primarily serve individuals and businesses in the Northwest, a natural disaster or epidemic illness likely would have a greater impact on our business, operations and financial condition than if our business were more geographically diverse. The occurrence of any of these natural disasters or epidemic illnesses could negatively impact our performance by disrupting our operations or the operations of our customers, which could materially and adversely affect our business, financial condition, results of operations or cash flows and our access to liquidity.

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, OREO and repossessed personal property may not accurately reflect the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO, and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our financial statements may not reflect the correct value of our OREO, and our allowance for loan losses may not reflect accurate loan impairments. This could adversely affect our business, financial condition and results of operations. As of December 31, 2019, we did not hold any OREO or repossessed property and equipment.

Ineffective liquidity management could adversely affect our business, financial condition and results of operations.

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities are checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets are loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, financial condition and results of operations.

We derive a percentage of our deposits, total assets and income from deposit accounts generated through our BaaS partnerships.

Deposit accounts acquired through these relationships totaled $23.6 million, or 2.4% of total deposits at December 31, 2019.  We provide oversight over these relationships which must meet all internal and regulatory requirements.  We may exit relationships where such requirements are not met or be required by our regulators to exit such relationships.  Also, our partner(s) could terminate a relationship with us for many reasons, including being able to obtain better terms from another provider or dissatisfaction with the level or quality of our services.  If a relationship were to be terminated, it could materially reduce our deposits, assets and income.  We cannot assure you that we could replace such relationship. If we cannot replace such relationship, we may be required to seek higher rate funding sources as compared to the existing relationship and interest expense might increase.  We may also be required to sell securities or other assets to meet funding needs which would reduce revenues or potentially generate losses.

Our strategy of partnering with broker dealers and digital financial service providers to offer BaaS has been adopted by other institutions with which we compete.

Several online banking operations as well as the online banking programs of conventional banks have instituted BaaS strategies similar to ours.  As a consequence, we have encountered competition in this area and anticipate that we will continue to do so in the future.  This competition may increase our costs, reduce our revenues or revenue growth or, because we are a relatively small banking operation without the name recognition of other, more established banking operations, make it difficult for us to compete effectively in obtaining these relationships.

Our agreements with BaaS partners may produce limited revenue and may expose us to liability for compliance violations by BaaS partners.

We have entered into agreements with BaaS partners, which includes broker dealers and digital financial service providers, pursuant to which we will provide certain banking services for the BaaS partner customers, including serving as the issuing bank for debit cards issued to their customers and establishing one or more settlement accounts for the purpose of settling customer transactions in the cash management account program. The agreements have varying terms and may be terminated by the parties under certain circumstances. If our BaaS partners are not successful in achieving customer acceptance of their programs or terminate the agreement before the end of its term, our revenue under the agreement may be limited or may cease altogether. In addition, because we will provide banking services with respect to the cash features of our BaaS partner account programs, our bank regulators may hold us responsible for their activities with respect to the marketing or administration of their programs, which may result in increased compliance costs for us or potentially compliance violations as a result of BaaS partner activities.

Our business strategy includes growth, and our business, financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively. Growing our operations could also cause our expenses to increase faster than our revenues.

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

Our expansion strategy focuses on organic growth, supplemented by BaaS, expansion of the Bank’s banking location network, or de novo branching, and strategic acquisitions. We may not be able to execute on aspects of our expansion strategy, which may impair our ability to sustain our historical rate of growth or prevent us from growing at all. More specifically, we may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable acquisition candidates. Various factors, such as economic conditions and competition with other financial institutions, may impede or prohibit the growth of our operations, the opening of new banking locations and the consummation of acquisitions. Further, we may be unable to attract and retain experienced bankers, which could adversely affect our growth. The success of our strategy also depends on our ability to effectively manage growth, which is dependent upon a number of factors, including our ability to adapt our credit, operational, technology and governance infrastructure to accommodate expanded operations. If we fail to implement one or more aspects of our strategy, we may be unable to maintain our historical earnings trends, which could have a material adverse effect on our business, financial condition and results of operations.

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

The Washington DFI recently entered into a multi-state agreement with six other states that is intended to streamline the licensing process for money service businesses, which include money transmitters and payment service providers. Increasing the relative ease of obtaining a license to operate a money service business within the state of Washington may encourage financial technology, or fintech, companies to offer services in the state, thereby increasing competition for such services.

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

The potential volatility of the price of our common stock and limited trading market of our common stock may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.

The stock market and, in particular, the market for financial institution stocks, can experience significant volatility.  The trading volume in our common stock may fluctuate and cause significant price variations to occur.  This may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.  The limited trading market in our common stock on the Nasdaq Global Select Market means that our shares may have less liquidity than other publicly traded companies.  We cannot ensure that the volume of trading in our common shares will be maintained or will increase in the future.

The Company’s dependence on dividends from the Bank could affect the Company’s liquidity and ability to pay dividends.

We are dependent, in large part, on the Bank for dividends. Our principal source of cash flows, including cash flows to pay dividends to our shareholders and principal and interest on our outstanding debt, is dividend income from the Bank. The ability of the Bank to pay dividends to the Company is limited by federal and state banking laws, regulations and policies. Subject to the Bank meeting or exceeding regulatory capital requirements, regulatory approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the sum of the Bank’s net income for that year and its retained earnings for the preceding two years. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits. In addition, Federal Reserve guidance sets forth the supervisory expectation that bank holding companies will inform and consult with the Federal Reserve in advance of issuing a dividend that exceeds earnings for the quarter and should not pay dividends in a rolling four quarter period in an amount that exceeds net income for the period.

Our corporate organizational documents and provisions of federal and state law to which we are subject contain certain provisions that could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition that shareholders may favor or an attempted replacement of our board of directors or management.

Our second amended and restated articles of incorporation and our amended and restated bylaws, (bylaws), may have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control or a replacement of our incumbent board of directors or management. Our governing documents include provisions that:

•	empower our board of directors, without shareholder approval, to issue our preferred stock, the terms of which, including voting power, are to be set by our board of directors;
•	establish a classified board of directors, with directors of each class serving a three-year term;
•	provide that directors may be removed from office without cause only by vote of 80% of the outstanding shares then entitled to vote;
•	eliminate cumulative voting in elections of directors;
•	permit our board of directors to alter, amend or repeal our bylaws or to adopt new bylaws;
•	require the request of holders of at least one-third of the outstanding shares of our capital stock entitled to vote at a meeting to call a special shareholders’ meeting;
•

require shareholders that wish to bring business before annual meetings of shareholders, or to nominate candidates for election as directors at our annual meeting of shareholders, to provide timely notice of their intent in writing;

•	require that certain business combination transactions with a significant shareholder be approved by holders of two-thirds of the shares held by persons other than the significant shareholder; and
•

enable our board of directors to increase, between annual meetings, the number of persons serving as directors and to fill the vacancies created as a result of the increase by a majority vote of the directors present at a meeting of directors.

In addition, certain provisions of Washington law, including a provision which restricts certain business combinations between a Washington corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control. Furthermore, banking laws impose notice, approval, and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or its holding company. These laws include the BHC Act, and the Change in Bank Control Act. These laws could delay or prevent an acquisition.

We are subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.

The majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international economic weakness and disorder and instability in domestic and foreign financial markets. Our interest rate sensitivity profile was asset sensitive as of December 31, 2019, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates.

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

Uncertainty relating to the LIBOR calculation process and phasing out of LIBOR may adversely affect our results of operations.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Several domestic and international groups, including the Alternative Reference Rate Committee and the International Swaps and Derivatives Association, have begun to develop LIBOR replacements, and a consensus appears to have emerged that the SOFR as observed by the Federal Reserve Bank of New York should be the successor rate. Nevertheless, uncertainty surrounding the transition away from LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and may impact rates we pay on our junior subordinated debentures. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings, we may incur additional expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our business, financial condition and results of operations. As of December 31, 2019, we had $112.1 million in loans that are tied to LIBOR, and $74.1 million of those are SWAPs. We have $3.6 million in floating rate junior subordinated debentures to Coastal (WA) Statutory Trust I, which was formed for the issuance of trust preferred securities. These debentures are also tied to LIBOR.

We may be adversely affected by recent changes in U.S. tax laws and regulations.

From time to time, the U.S. government may introduce new tax laws and regulations, or interpretations of existing income tax laws could change, causing an adverse effect on our business, financial condition and results of operations. For example, changes in tax laws contained in the Tax Cuts and Jobs Act of 2017 (the Tax Cuts and Jobs Act), which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for residential real estate. Included in this legislation was a reduction of the corporate income tax rate from 35% to 21%. In addition, other changes included: (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.

Similarly, our accounting policies and methods are fundamental to how we report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets, liabilities, and financial results. Periodically, new accounting standards are issued or existing standards are revised, changing the methods for preparing our financial statements. These changes are not within our control and may significantly impact our business, financial condition and results of operations.

We expect that the implementation of a new accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The FASB, has adopted a new accounting standard that is effective for annual periods beginning after December 15, 2019 and interim period within those annual periods. As a smaller reporting company our implementation will be effective January 1, 2023. This standard, referred to as Current Expected Credit Loss (CECL), will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which we expect could require us to increase our allowance for loan losses, and will likely greatly increase the data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on our financial condition and results of operations.

We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our business, financial condition and earnings.

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. We are subject to complex and increasingly demanding laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal laws and regulations impose data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs.

Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties, broker dealers and financial providers in CCBX, and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers for our products and services and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our business, financial condition and earnings.

We are dependent on our information technology and telecommunications systems and third-party service providers; systems failures, interruptions and cybersecurity breaches could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party service providers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our customers and employees. The processing that takes place with our strategic partners could potentially have an adverse impact on us in the event of a security breach of their systems. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our customers, and other financial institutions with which we interact, are subject to increasingly frequent, continuous attempts, including ransomware and malware attacks, to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. We have a cybersecurity program that includes internal/external penetration testing, regular vulnerability assessments, detailed vulnerability management, data loss prevention controls, file access and integrity monitoring and reporting and threat intelligence.  While we have established policies and procedures to prevent or limit the impact of cyber-attacks, there can be no assurance that such events will not occur or will be adequately addressed if they do. In addition, we also outsource certain cybersecurity functions, such as penetration testing, to third-party service providers, and the failure of these service providers to adequately perform such functions could increase our exposure to security breaches and cybersecurity threats. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other malicious code and cyber-attacks that could have an impact on information security. Any such breach or attacks could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services, all of which could adversely affect our business, financial condition and results of operations. We have not experienced any known cyber-attacks on our information technology and infrastructure that have resulted in any material system failure, incident or security breach to date.

We must keep pace with technological change to remain competitive.

Financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available, as well as related essential personnel. In addition, technology has lowered barriers to entry into the financial services market and made it possible for financial technology companies and other non-bank entities to offer financial products and services traditionally provided by banks. The ability to keep pace with technological change is important, and the failure to do so, due to cost, proficiency or otherwise, could have a material adverse impact on our business, financial condition and results of operations.

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.

We rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or outside persons, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of our internal control system and compliance requirements, high volume of transactions processed for our strategic partners, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulations, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. Although our control testing has not identified any significant deficiencies in our internal control system, a breakdown in our internal control system, improper operation of our systems or improper employee actions could result in material financial loss to us, the imposition of regulatory action, and damage to our reputation.

We are dependent on the use of data and modeling in our management’s decision-making, and faulty data or modeling approaches could negatively impact our decision-making ability or possibly subject us to regulatory scrutiny in the future.

The use of statistical and quantitative models and other quantitative analyses is widespread in bank decision-making, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, and the identification of possible violations of anti-money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While we are not currently subject to annual stress testing under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (the Dodd-Frank Act), we anticipate that model-derived testing may become more extensively implemented by regulators in the future.

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

We depend on the accuracy and completeness of information provided to us by our borrowers and counterparties and any misrepresented information could adversely affect our business, financial condition and results of operations.

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

We maintain a system of internal controls to mitigate operational risks, including data processing system failures and errors and customer or employee fraud, as well as insurance coverage designed to protect us from material losses associated with these risks, including losses resulting from any associated business interruption. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could adversely affect our business, financial condition and results of operations.

Negative public opinion regarding our company or failure to maintain our reputation in the communities we serve could adversely affect our business, financial condition and results of operations and prevent us from growing our business.

As a community bank, our reputation within the communities we serve is critical to our success. We believe we have set ourselves apart from our competitors by building strong personal and professional relationships with our customers and being active members of the communities we serve. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, we may be less successful in attracting new talent and customers or may lose existing customers, and our business, financial condition and earnings could be adversely affected. Further, negative public opinion can expose us to litigation and regulatory action and delay and impede our efforts to implement our expansion strategy, which could further adversely affect our business, financial condition and results of operations.

We could recognize losses on investment securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

While we attempt to invest a significant majority of our total assets in loans (our loan-to-asset ratio was 83.2% as of December 31, 2019), we invest a percentage of our total assets (2.9% as of December 31, 2019) in investment securities with the primary objectives of providing a source of liquidity and meeting pledging requirements. As of December 31, 2019, the fair value of our available for sale investment securities portfolio was $28.4 million, which included a net unrealized loss of $41,000, and the fair value of our held to maturity investment securities was $4.3 million, which included a net unrealized loss of $21,000. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Although we have not recognized other-than-temporary impairment related to our investment portfolio as of December 31, 2019, changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, among other factors, may cause us to recognize losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosures in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and related notes to those financial statements. Our critical accounting policies, which are included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our needing to revise or restate prior period financial statements, cause damage to our reputation and the price of our common stock, and adversely affect our business, financial condition and results of operations.

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

Federal regulatory agencies have the ability to take strong supervisory actions against financial institutions that have experienced increased loan production and losses and other underwriting weaknesses or have compliance weaknesses. These actions include entering into formal or informal written agreements and cease and desist orders that place certain limitations on their operations. If we were to become subject to a regulatory action, such action could negatively impact our ability to execute our business plan, and result in operational restrictions, as well as our ability to grow, pay dividends, repurchase stock or engage in mergers and acquisitions. See “Item 1.  Business—Regulation and Supervision—Bank Regulation and Supervision—Capital Adequacy” for a discussion of regulatory capital requirements.

Increases in Federal Deposit Insurance Corporation insurance premiums could adversely affect our earnings and results of operations.

The deposits of the Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. The Bank's regular assessments are determined by the level of its assessment base and its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. Moreover, the FDIC has the unilateral power to change deposit insurance assessment rates and the manner in which deposit insurance is calculated and also to charge special assessments to FDIC-insured institutions. The FDIC utilized all of these powers during the financial crisis for the purpose of restoring the reserve ratios of the Deposit Insurance Fund. Any future special assessments, increases in assessment rates or premiums, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could materially and adversely affect our business, financial condition, and results of operations.

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

We intend to complement and expand our business by growing our BaaS division, expanding the Bank’s banking location network, or de novo branching, and pursuing strategic acquisitions of financial institutions and other complementary businesses. Generally, we must receive federal and state regulatory approval before we can acquire a depository institution or related business insured by the FDIC or before we open a de novo branch. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects, and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the CRA) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all.

Financial institutions, such as the Bank, face a risk of noncompliance with and enforcement action under the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, established by the U.S. Department of the Treasury (the Treasury Department), to administer the Bank Secrecy Act, has authority to impose significant civil money penalties for violations of these requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and the Internal Revenue Service. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the Treasury Department’s Office of Foreign Assets Control.

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

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under the “source of strength” doctrine that was codified by the Dodd-Frank Act, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank at times when the bank holding company may not otherwise be inclined to do so and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Under the prompt corrective action regime, if the Bank were to become undercapitalized, we would be required to guarantee the Bank’s plan to restore its capital subject to certain limits. See “Item 1. Business—Regulation and Supervision—Bank Regulation and Supervision—Prompt Corrective Action.” Accordingly, we could be required to provide financial assistance to the Bank if it experiences financial distress.

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

We could be adversely affected by the upcoming election.

There is uncertainty surrounding the upcoming elections, and how the outcome may impact the economy, interest rates, trade, taxes, consumer spending and regulations.   The uncertainty surrounding the election, and the outcome of the election could significantly affect the markets in which we do business.  The impact to costs, profitability, loan delinquencies and value of our investments could all be impacted.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located at 5415 Evergreen Way, Everett, WA 98203. In addition to our corporate headquarters, which includes our Evergreen branch, we operated 13 other branch offices as of December 31, 2019. We own our corporate headquarters and three of our other branch offices and lease the remainder of our branch offices. The leases, excluding renewal periods, on our branch offices expire in 2021 through 2029. We believe that these facilities and additional or alternative space available to us are adequate to meet our needs for the foreseeable future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, no par value per share, is traded on the Nasdaq Global Select Market under the symbol “CCB.” On December 31, 2019, there were 378 holders of record of the Company’s common stock.

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

We are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. Because we are a bank holding company and do not engage directly in business activities of a material nature, our ability to pay dividends on our common stock depends, in large part, upon our receipt of dividends from the Bank, which is also subject to numerous limitations on the payment of dividends under federal and state banking laws, regulations and policies. See “Item 1. Business—Regulation and Supervision—Bank Holding Company Regulation—Payment of Dividends.” The present and future dividend policy of the Bank is subject to the discretion of its board of directors. The Bank is not obligated to pay us dividends.

Purchases of Equity Securities

The Company did not purchase any shares of its common stock during the year ended December 31, 2019.

Item 6.Selected Financial Data

The following table sets forth selected historical consolidated financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. The selected balance sheet data as of December 31, 2019 and 2018, and the selected statement of income data for the years ended December 31, 2019 and 2018, have been derived from our audited consolidated financial statements included elsewhere in this report. The selected balance sheet data as of December 31, 2017, 2016 and 2015 and the selected statement of income data for the years ended December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements that are not included in this report. Our historical results are not necessarily indicative of any future performance. The information presented in the following table has been adjusted to give effect to a one-for-five reverse stock split of our common shares completed effective May 4, 2018. The effect of the reverse stock split on outstanding shares and per share figures has been retroactively applied to all periods presented. This data should be read in conjunction with, and is qualified by reference to, "Item 7 - Management's Discussion and Analysis of Financial Condition and Operations" and our consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

The selected historical consolidated financial data presented below contains financial measures that are not presented in accordance with GAAP and have not been audited. See Item 7. Management's Discussion and Analysis of Financial Condition and Operations “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

	As of or for the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$48,587	$38,743	$32,113	$28,460	$24,829
Total interest expense	6,576	3,926	2,875	2,523	2,501
Provision for loan losses	2,544	1,826	870	1,919	941
Net interest income after provision for loan losses	39,467	32,991	28,368	24,018	21,387
Total noninterest income	8,258	5,467	4,154	4,977	3,506
Total noninterest expense	31,063	26,216	22,433	21,538	20,406
Provision for income taxes	3,461	2,541	4,653	2,454	1,483
Net income	13,201	9,701	5,436	5,003	3,004
Adjusted net income (1)	13,201	9,701	6,731	5,003	3,004

Balance Sheet Data:
Cash and due from banks	127,814	125,782	89,751	86,975	84,674
Investment securities	32,710	37,922	38,336	34,994	16,150
Loans	939,103	767,899	656,788	596,128	499,186
Allowance for loan losses	11,470	9,407	8,017	7,544	5,989
Total assets	1,128,526	952,110	805,753	740,611	622,678
Interest-bearing deposits	596,716	510,089	460,937	424,707	370,028
Noninterest-bearing deposits	371,243	293,525	242,358	223,955	173,554
Total deposits	967,959	803,614	703,295	648,662	543,582
Total borrowings	23,562	33,546	33,529	28,513	20,376
Total shareholders’ equity	124,173	109,156	65,711	59,897	55,753

Share and Per Share Data: (2)
Earnings per share—basic	1.11	0.93	0.59	0.54	0.33
Earnings per share—diluted	1.08	0.91	0.59	0.54	0.33
Adjusted earnings per share—diluted (3)	1.08	0.91	0.73	0.54	0.33
Dividends per share	-	-	-	-	-
Book value per share (4)	10.42	9.18	7.11	6.48	6.04
Tangible book value per share (5)	10.42	9.18	7.11	6.48	6.04
Weighted average common shares outstanding–basic	11,896,258	10,440,740	9,232,398	9,226,204	9,218,418
Weighted average common shares outstanding–diluted	12,196,120	10,608,764	9,237,629	9,227,216	9,220,836
Shares outstanding at end of period	11,913,885	11,893,203	9,248,901	9,238,788	9,232,538

Performance Ratios:
Return on average assets	1.28%	1.14%	0.73%	0.76%	0.52%
Pre-tax, pre-provision ROAA (6)	1.86%	1.66%	1.46%	1.43%	0.93%
Adjusted return on average assets (7)	1.28%	1.14%	0.90%	0.76%	0.52%
Return on average shareholders’ equity	11.29%	11.40%	8.27%	8.56%	5.52%
Adjusted return on average shareholders’ equity (8)	11.29%	11.40%	10.24%	8.56%	5.52%
Yield on earnings assets	4.90%	4.72%	4.48%	4.53%	4.51%
Yield on loans	5.38%	5.18%	4.98%	5.16%	5.34%
Cost of funds	0.73%	0.52%	0.42%	0.42%	0.48%
Cost of deposits	0.65%	0.42%	0.32%	0.36%	0.46%
Cost of interest bearing deposits	1.03%	0.66%	0.50%	0.55%	0.67%
Net interest margin	4.23%	4.24%	4.08%	4.13%	4.06%
Noninterest expense to average assets	3.01%	3.09%	3.00%	3.28%	3.51%
Efficiency ratio (9)	61.79%	65.08%	67.18%	69.67%	78.99%
Loans to deposits	97.02%	95.56%	93.40%	91.90%	91.80%

Credit Quality Ratios:
Nonperforming assets to total assets	0.09%	0.19%	0.26%	1.11%	1.52%
Nonperforming assets to total loans and OREO	0.11%	0.24%	0.32%	1.38%	1.89%
Nonperforming loans to total loans	0.11%	0.24%	0.32%	0.27%	0.54%
Allowance for loan losses to nonperforming loans	1113.60%	515.17%	378.16%	468.28%	221.32%
Allowance for loan losses to total loans	1.22%	1.23%	1.22%	1.27%	1.20%
Net charge-offs to average loans	0.06%	0.06%	0.06%	0.07%	0.11%

	As of or for the Year Ended December 31,
	2019	2018	2017	2016	2015
Capital Ratios :
Total shareholders’ equity to total assets	11.00%	11.46%	8.16%	8.09%	8.95%
Tangible equity to tangible assets (10)	11.00%	11.46%	8.16%	8.09%	8.95%
Tier 1 leverage ratio (11)	11.22%	11.35%	9.94%	10.11%	9.58%
Common equity tier 1 capital ratio (11)	12.43%	12.84%	11.67%	11.60%	11.14%
Tier 1 risk-based capital ratio (11)	12.43%	12.84%	11.67%	11.60%	11.14%
Total risk-based capital ratio (11)	13.63%	14.05%	12.90%	12.85%	12.31%

(1)  Adjusted net income presented for 2017 is a non-GAAP financial measure that excludes the impact of the revaluation of our deferred tax assets as a result of the reduction in the corporate income tax rate under the Tax Cuts and Jobs Act in fiscal year 2017. The most directly comparable GAAP measure is net income. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures in Item 7. Management's Discussion and Analysis of Financial Condition and Operations under the caption “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

(2) Share and per share amounts are based on total common shares outstanding, which includes common stock and nonvoting common stock. There was no nonvoting common stock at December 31, 2019 and 2018.

(3)  Adjusted earnings per share presented for 2017 is a non-GAAP financial measure that excludes the impact of the revaluation of our deferred tax assets as a result of the reduction in the corporate income tax rate under the Tax Cuts and Jobs Act in fiscal year 2017. The most directly comparable GAAP measure is earnings per share. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures in Item 7. Management's Discussion and Analysis of Financial Condition and Operations under the caption “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

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

(7)  Adjusted return on average assets presented for 2017 is a non-GAAP financial measure that excludes the impact of the revaluation of our deferred tax assets as a result of the reduction in the corporate income tax rate under the Tax Cuts and Jobs Act in fiscal year 2017. The most directly comparable GAAP measure is return on average assets. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures in Item 7. Management's Discussion and Analysis of Financial Condition and Operations under the caption “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

(8)  Adjusted return on average shareholder’s equity presented for 2017 is a non-GAAP financial measure that excludes the impact of the revaluation of our deferred tax assets as a result of the reduction in the corporate income tax rate under the Tax Cuts and Jobs Act in fiscal year 2017. The most directly comparable GAAP measure is return on average shareholders’ equity. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures in Item 7. Management's Discussion and Analysis of Financial Condition and Operations under the caption “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a bank holding company that operates through our wholly owned subsidiary, Coastal Community Bank, or the Bank. We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. We focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington. We currently operate 14 full-service banking locations, 11 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and three of which are located in neighboring counties (one in King County and two in Island County). As of December 31, 2019, we had total assets of $1.129 billion, total gross loans of $939.1 million, total deposits of $968.0 million and total shareholders’ equity of $124.2 million.

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted by the Bank.

As a bank holding company that operates through one segment, community banking, we generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is commercial and retail deposits. We place secondary reliance on wholesale funding, primarily borrowings from the Federal Home Loan Bank (FHLB). Our largest expenses are salaries and related employee benefits, occupancy, interest on deposits and borrowings, data processing, and provision for loan losses. Our principal lending products are commercial real estate loans, commercial and industrial loans, residential real estate loans, construction, land and land development loans, and to a lesser extent consumer loans.

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

Operating Efficiency

The largest component of noninterest expense is salaries and employee benefits. Other significant operating expenses include occupancy expense, data processing expense, director and staff expense, marketing expense, and legal and professional fees. Our operating efficiency, as measured by our efficiency ratio, has gradually improved primarily because the growth of our deposits and loans has enabled our net interest income and noninterest income to outpace our expenses. When we open new branches or make substantial investments to increase our operating capacity, our operating efficiency decreases until we generate enough growth to offset the increased costs however, prior to making such investments, we focus on how best and most expediently we can achieve the growth necessary to offset the costs of these investments or new branches.

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

Critical Accounting Policies

Our accounting policies are integral to understanding our results of operations. Our accounting policies are described in greater detail in Note 1 to our consolidated financial statements included elsewhere is this report. We believe that of our accounting policies, the following accounting policies may involve a higher degree of judgment and complexity:

Securities

Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value. Unrealized gains and losses are excluded from earnings and reported in other comprehensive income. Securities within the available for sale portfolio may be used as part of our asset/liability strategy and may be pledged or sold in response to changes in interest rate risk, prepayment risk or other similar economic factors. Securities held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts and may be pledged.

Interest earned on these assets is included in interest income. Interest income includes amortization of any purchase premium or discount. Premiums and discounts on securities are amortized using the level-yield method, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates debt securities for other-than-temporary impairment (OTTI), on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement, and (2) OTTI related to other factors, which is recognized in other comprehensive income, net of applicable taxes. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the security.

Loans Held for Investment

Loans held for investment are those that management has the intent and ability to hold for the foreseeable future or until maturity or payoff at the principal and interest balance outstanding, net of deferred loan fees and costs. Loans are typically secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Interest income is accrued on the unpaid principal balance. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income using a level yield methodology or a method approximating the level yield methodology.

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

Recently Issued Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2019, see Note 2 of our audited consolidated financial statements included elsewhere in this report.

Results of Operations

Net Income

Year Ended December 31, 2019, Compared to Year Ended December 31, 2018. Net income for the year ended December 31, 2019, was $13.2 million, or $1.08 per diluted share, compared to $9.7 million, or $0.91 per diluted share, for the year ended December 31, 2018. The increase in net income over the prior year was attributable to a $7.2 million increase in net interest income and a $2.8 million increase in noninterest income, which were partially offset by an $4.8 million increase in noninterest expense, $920,000 increase in provision for income taxes and $718,000 increase in provision for loan losses.

Year Ended December 31, 2018, Compared to Year Ended December 31, 2017. Net income for the year ended December 31, 2018, was $9.7 million, or $0.91 per diluted share, compared to $5.4 million, or $0.59 per diluted share, for the year ended December 31, 2017. The increase in net income over the prior year was attributable to a $5.6 million increase in net interest income, $1.3 million increase in noninterest income, and $2.2 million decrease in the provision for income taxes, as a result of the reduction in the corporate income tax rate under the Tax Cuts and Jobs Act, which decreased tax expense in 2018, and as a result of the revaluation of deferred tax assets under the Tax Cuts and Jobs Act, increased tax expense in 2017.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations—GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.” These increases in net income were offset by $3.8 million increase in noninterest expense and $956,000 increase in the provision for loan losses.

Net Interest Income

Year Ended December 31, 2019, Compared to Year Ended December 31, 2018. Net interest income for the year ended December 31, 2019, was $42.0 million compared to $34.8 million for the year ended December 31, 2018, an increase of $7.2 million, or 20.7%. The increase in net interest income consisted of a $9.8 million, or 25.4%, increase in interest income offset by a $2.7 million, or 67.5%, increase in interest expense.

The growth in interest income was primarily attributable to a $138.2 million, or 19.6%, increase in average loans outstanding for the year ended December 31, 2019, compared to the prior year, combined with a 20 basis point increase in the yield on total loans. The increase in average loans outstanding was primarily due to our dual strategies of focusing on deepening relationships with existing borrowers and actively calling on new customers. Also contributing to the increase in 2019 was $8.1 million in purchased participation loans.  The hiring of new lending teams and lenders in 2018 contributed to loan growth in 2019 as those lenders were able to transition more customers and increase new customer relationships overall.  The increase in the yield on total loans reflects the total 1.25% interest rate increases by the Federal Open Market Committee (FOMC) between December 2017 and December 2018, resulting in higher rates on new and renewing loans during that period, the benefit of which was reflected throughout 2019.

The increase in interest expense for the year ended December 31, 2019, was primarily related to a $87.5 million, or 18.3%, increase in average interest-bearing deposits over the prior year. The majority of this increase is attributable to growth in core deposit accounts, which we define as deposits excluding all brokered and time deposits. Noninterest bearing deposits (such as demand or checking accounts) grew $77.7 million, or 26.5%, in 2019. NOW (which are interest bearing checking accounts) and money market accounts grew $88.0 million, or 25.1%, and savings accounts increased $793,000, or 1.5%, in 2019.  Non-core deposits decreased $2.1 million in 2019 with time deposits decreasing $15.2 million, or 15.7%, partially offset by an increase in BaaS brokered deposits of $13.1 million, or 124.2%, in 2019.  We do not regularly advertise time deposit rates or money market rates, although we occasionally advertise promotional rates in targeted portions of our market area. Market conditions for deposits are competitive and the aforementioned rate increase by the FOMC in 2018 resulted in a 23 basis point increase in cost of deposits as of December 31, 2019 as compared to December 31, 2018.

For the year ended December 31, 2019, net interest margin and net interest spread were 4.23% and 3.76%, respectively, compared to 4.24% and 3.92% for the year ended December 31, 2018.

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

The growth in interest income was primarily attributable to a $86.8 million, or 14.0%, increase in average loans outstanding for the year ended December 31, 2018, compared to the prior year, combined with a 20 basis point increase in the yield on total loans. The increase in average loans outstanding was due to organic growth initiatives with a continued focus on actively calling on new customers and deepening relationships with existing borrowers.  Also contributing to the increase in 2018 was $46.7 million in purchased loans during 2018, which included $14.1 million in purchased pools and $32.7 million in purchased participations.  The hiring of additional lending teams and lenders also contributed to loan growth, as new lenders were able to transition many of their existing customers and pending transactions to the Bank. The increase in the yield on loans was largely due to higher prepayment penalties and deferred fees recognized on loans paid off. Additionally, the composition of the loan portfolio changed slightly to loans that earn higher rates and higher fees at a quicker rate, and there were increases in average loan yields overall.

The increase in interest expense for the year ended December 31, 2018, was primarily related to a $46.6 million, or 10.8%, increase in average interest-bearing deposits over the prior year. The majority of this increase is attributable to growth in core deposit accounts. Noninterest bearing deposits grew $51.2 million, or 21.1%, in 2018. Savings, interest bearing checking, and money market accounts grew $42.8 million, or 11.5%, in 2018, while customer time deposits grew $6.4 million, or 7.1%, in 2018. We do not regularly advertise time deposit rates or money market rates, although we occasionally advertise promotional rates in targeted portions of our market area. Our branch managers, business development officers, and lenders collaborate to provide consistent and coordinated customer service and to seek deposits from new and existing customers.

For the year ended December 31, 2018, net interest margin and net interest spread were 4.24% and 3.92%, respectively, compared to 4.08% and 3.83% for the year ended December 31, 2017.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $1.4 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Year ended December 31,
	2019			2018			2017
	Average	Interest &	Yield /	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets
Interest earning assets:
Interest earning deposits	$107,916	$2,423	2.25%	$73,330	$1,432	1.95%	$58,418	$666	1.14%
Investment securities, available for sale (1)	34,386	545	1.58	38,322	586	1.53	35,808	512	1.43
Investment securities, held to maturity (1)	2,982	90	3.02	1,318	32	2.43	1,640	22	1.34
Other investments	3,545	179	5.05	3,022	156	5.16	2,886	138	4.78
Loans receivable (2)	843,450	45,350	5.38	705,292	36,537	5.18	618,452	30,775	4.98
Total interest earning assets	992,279	48,587	4.90%	821,284	38,743	4.72%	717,204	32,113	4.48%
Noninterest earning assets:
Allowance for loan losses	(10,304)			(8,657)			(7,849)
Other noninterest earning assets	49,998			36,631			39,585
Total assets	$1,031,973			$849,258			$748,940

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$565,713	$5,802	1.03%	$478,231	$3,141	0.66%	$431,628	$2,139	0.50%
FHLB advances and other borrowings	819	19	2.32	2,010	41	2.04	1,911	27	1.41
Subordinated debt	9,971	587	5.89	9,957	587	5.90	9,943	587	5.90
Junior subordinated debentures	3,582	168	4.69	3,580	157	4.39	3,578	122	3.41
Total interest bearing liabilities	580,085	6,576	1.13%	493,778	3,926	0.80%	447,060	2,875	0.64%
Noninterest bearing deposits	322,064			267,227			233,054
Other liabilities	12,944			3,154			3,106
Total shareholders' equity	116,880			85,099			65,720
Total liabilities and shareholders' equity	$1,031,973			$849,258			$748,940
Net interest income		$42,011			$34,817			$29,238
Interest rate spread			3.76%			3.92%			3.83%
Net interest margin (3)			4.23%			4.24%			4.08%

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

	Year Ended December 31, 2019 Compared to			Year Ended December 31, 2018 Compared to
	Year Ended December 31, 2018			Year Ended December 31, 2017
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income:
Interest earning deposits	$777	$214	$991	$291	$475	$766
Investment securities, available for sale	(62)	21	(41)	38	36	74
Investment securities, held to maturity	50	8	58	(8)	18	10
Other investments	26	(3)	23	7	11	18
Loans receivable	7,428	1,385	8,813	4,499	1,263	5,762
Total increase in interest income	8,219	1,625	9,844	4,827	1,803	6,630

Interest expense:
Interest bearing deposits	897	1,764	2,661	306	696	1,002
FHLB advances	(28)	6	(22)	2	12	14
Subordinated debt	1	(1)	-	1	(1)	-
Junior subordinated debentures	-	11	11	-	35	35
Total increase in interest expense	870	1,780	2,650	309	742	1,051
Increase in net interest income	$7,349	$(155)	$7,194	$4,518	$1,061	$5,579

Provision for Loan Losses

The provision for loan losses is an expense we incur to maintain an allowance for loan losses at a level that is deemed appropriate by management to absorb inherent losses on existing loans. For a description of the factors taken into account by our management in determining the allowance for loan losses see “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations—Financial Condition—Allowance for Loan Losses.”

Year Ended December 31, 2019, Compared to Year Ended December 31, 2018. The provision for loan losses for the year ended December 31, 2019, was $2.5 million compared to $1.8 million for the year ended December 31, 2018. The increase of $718,000 was primarily due to gross loan growth.  Gross loans totaled $939.1 million in 2019 compared to $767.9 million in 2018 and grew $171.2 million in 2019 compared to $111.1 million in 2018. The allowance for loan losses as a percentage of loans was 1.22% at December 31, 2019, compared to 1.23% at December 31, 2018.

Net charge-offs for the year ended December 31, 2019, totaled $481,000, or 0.06% of total average loans, as compared to net charge-offs of $436,000, or 0.06% of total average loans, for the year ended December 31, 2018. Net charge-offs for both years were consistent on a percentage basis.

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

Net charge-offs for the year ended December 31, 2018, totaled $436,000, or 0.06% of total average loans, as compared to net charge-offs of $397,000, or 0.06% of total average loans, for the year ended December 31, 2017. Net charge-offs for both years were consistent on a percentage basis.

Noninterest Income

Our primary sources of recurring noninterest income are deposit account service charges and fees, BaaS fees, loan referral fees, mortgage broker fees, and sublease and lease income. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Year Ended				Year Ended
	December 31,		Increase	Percent	December 31,		Increase	Percent
(Dollars in thousands)	2019	2018	(Decrease)	Change	2018	2017	(Decrease)	Change
Deposit service charges and fees	$3,107	$3,061	46	1.5%	$3,061	$2,617	$444	17.0%
BaaS fees	2,060	709	1,351	190.6	709	-	709	NA
Loan referral fees	1,438	618	820	132.7	618	439	179	40.8
Gain on sale of loans, net	490	264	226	85.6	264	102	162	158.8
Mortgage broker fees	447	215	232	107.9	215	255	(40)	(15.7)
Gain on sale of securities, net	171	-	171	NA	-	-	-	NA
Sublease and lease income	58	81	(23)	(28.4)	81	222	(141)	(63.5)
Other	487	519	(32)	(6.2)	519	519	-	-
Total noninterest income	$8,258	$5,467	$2,791	51.1%	$5,467	$4,154	$1,313	31.6%

Deposit Service Charges and Fees. Deposit service charges and fees include service charges on accounts, point-of-sale fees, merchant services fees and overdraft fees.  Together they constitute the largest component of our noninterest income. Deposit service charges and fees were $3.1 million for the year ended December 31, 2019, an increase of $46,000, or 1.5%, over the prior year. Despite increases in most accounts within this category, income remained fairly flat for the year ended December 31, 2019 as compared to the year ended December 31, 2018 in part due to a change in the accounting for certain point-of-sale fees which reduced fee income by $211,000 for that product in the current period.  Deposit service charges and fees were $3.1 million for the year ended December 31, 2018, an increase of $444,000, or 17.0%, over the prior year. The increases in deposit service charges and fees in these periods were primarily the result of a fee income initiative to adjust the pricing of fees, types of fees, and features of our deposit accounts, as well as growth in deposit balances and accounts which also lead to more transactional fees.

BaaS Fees.  Our CCBX division provides BaaS offerings that enable our broker dealer and digital financial service partners to offer their customers banking services.  In exchange for providing these services, we earn fixed fees, volume-based fees and reimbursement of costs depending on the contract.  For the year ended December 31, 2019, which was the first full year of offering this service, we earned $2.1 million in BaaS fees, which is an increase of $1.4 million or 190.6% over the year ended December 31, 2018, where we earned $709,000 in BaaS fees.  This was a new service for us late in 2018, therefore no income is reported for 2017. Beginning with the quarter ended December 31, 2019, we have changed references from “wholesale” and "wholesale banking services" to "BaaS" and “BaaS fees” in our financial statements and other information we make publicly available. We have revised prior period financial statements to make this conforming change.

Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize the loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without the assuming the interest rate risk. Loan referral fees were $1.4 million for the year ended December 31, 2019, an increase of $820,000, or 132.7%, over the year ended December 31, 2018. Loan referral fees were $618,000 for the year ended

December 31, 2018, compared to $439,000 in the prior year, an increase of $179,000 or 40.8%. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. Income from loan referral fees fluctuate in response to these market conditions and as a result we may not recognize any loan referral fees in some periods.

Mortgage Broker Fees. We earn mortgage broker fees for residential mortgage loans that we broker through mortgage lenders. Mortgage broker fees increased $232,000 for the year ended December 31, 2019 compared to the year ended December 31, 2018 as a result of higher demand and lower mortgage interest rates in our key markets, which increased the demand for new and refinanced mortgages.  Mortgage broker fees decreased $40,000 in the year ended December 31, 2018, compared to the year ended December 31, 2017 as a result of an increase in mortgage rates that resulted in less purchasing and refinancing volume.

Gain on Sale of Loans. We typically sell in the secondary market the guaranteed portion (generally 75% of the principal balance) of the SBA and USDA, loans that we originate. Gain on sale of loans increased to $490,000 for the year ended December 31, 2019 from $264,000 for the year ended December 31, 2018, due to an increase in loans sold.  Gain on sale of loans increased $162,000 to $264,000 in the year ended December 31, 2018, compared to the year ended December 31, 2017 as a result of increased focus on production after restructuring our SBA loan program in 2018. We continue to focus on originating high quality loans.  In 2019, we originated $4.6 million of SBA loans compared to $7.8 million in 2018 and $4.8 million in 2017. In 2019 we originated $3.7 million in USDA loans compared to $814,000 in 2018 and zero in 2017.

Gain on Sale of Securities, net. In the quarter ended September 30, 2019 we restructured our investment portfolio to improve the rate of return and reduce the weighted average maturity, interest rate risk and price risk on the portfolio.  As a result of this restructuring we were able to recognize $171,000 in net gains on the securities sold during the year ended December 31, 2019.  No gain on sale of securities was recognized in 2018 or 2017.

Other. This category includes a variety of other income-producing activities, annuity broker fees, and SBA and USDA servicing fees. Other noninterest income decreased $32,000, or 6.2%, for the year ended December 31, 2019 compared to the year ended December 31, 2018 most significantly because of lower SBA servicing fees and lower annuity fees, as compared to the prior period.  Other noninterest income was $487,000 for the year ended December 31, 2019 and $519,000 in each of the years ended December 31, 2018, and 2017.

Noninterest Expense

Generally, noninterest expense includes all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing bank services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expense, data processing expense, director and staff expense, marketing expense, and legal and professional fees.

For the year ended December 31, 2019, noninterest expense totaled $31.1 million, an increase of $4.9 million, or 18.5%, compared to $26.2 million for the year ended December 31, 2018. For the year ended December 31, 2018, noninterest expense totaled $26.2 million, an increase of $3.8 million, or 16.9%, compared to $22.4 million for the year ended December 31, 2017.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Year Ended				Year Ended
	December 31,		Increase	Percent	December 31,		Increase	Percent
(Dollars in thousands)	2019	2018	(Decrease)	Change	2018	2017	(Decrease)	Change
Salaries and employee benefits	$18,959	$16,026	$2,933	18.3%	$16,026	$13,383	$2,643	19.7%
Occupancy	3,775	3,314	461	13.9	3,314	3,037	277	9.1
Data processing	2,081	1,971	110	5.6	1,971	1,777	194	10.9
Legal and professional fees	1,103	677	426	62.9	677	355	322	90.7
Director and staff expenses	1,000	701	299	42.7	701	561	140	25.0
Excise taxes	719	559	160	28.6	559	459	100	21.8
Business development	431	326	105	32.2	326	294	32	10.9
Marketing and promotion	393	391	2	0.5	391	455	(64)	(14.1)
FDIC assessments	184	295	(111)	(37.6)	295	331	(36)	(10.9)
OREO and repossessed assets operations, net	-	(2)	2	100.0	(2)	(23)	21	(91.3)
Other	2,418	1,958	460	23.5	1,958	1,804	154	8.5
Total noninterest expense	$31,063	$26,216	$4,847	18.5%	$26,216	$22,433	$3,783	16.9%

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, incentive compensation costs, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $19.0 million for the year ended December 31, 2019, an increase of $3.0 million, or 18.3%, compared to $16.0 million for the year ended December 31, 2018. The increase was primarily due to hiring staff for our BaaS CCBX division, additional staff for our ongoing banking related growth initiatives, a full year of doing business as a public company and operating our Edmonds branch. Salaries and employee benefits were $16.0 million for the year ended December 31, 2018, an increase of $2.6 million, or 19.7%, compared to $13.4 million for 2017. The increase was primarily due to the continued organic growth initiatives, and include increases in sales staff, including hiring new lending teams, adding lenders, staff for the newly opened Edmonds branch, and additional back office staffing to support the incremental increases in banking teams, BaaS activities and for operation as a public company.  As of December 31, 2019, we had 195 full-time equivalent employees, compared to 183 at December 31, 2018, and 156 at December 31, 2017.

Occupancy Expenses. Occupancy expenses were $3.8 million for the year ended December 31, 2019, compared to $3.3 million for the year ended December 31, 2018. Occupancy expenses were $3.3 million for the year ended December 31, 2018, compared to $3.0 million for 2017. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $1.2 million, $1.1 million, and $993,000 for years ended December 31, 2019, 2018, and 2017, respectively. The increase of $461,000, or 13.9%, in occupancy expenses for 2019 compared to 2018 was primarily due to the addition of our Edmonds branch in October 2018 and includes increases in rent expense, depreciation, property taxes and utilities as well as higher maintenance and repair costs overall. The increase of $277,000, or 9.1%, in occupancy expenses for the year ended December 31, 2018, compared to the prior year was largely due to a full year of occupancy expenses for the Woodinville location that was opened late in 2017.

Data Processing. Data processing costs were $2.1 million for the year ended December 31, 2019, compared to $2.0 million for the year ended December 31, 2018. Data processing costs were $2.0 million for the year ended December 31, 2018, compared to $1.8 million for the year ended December 31, 2017. Data processing costs include all of our customer processing, computer processing, and network costs. In general, data processing costs increase as the Company and services provided grow.  The increase for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was offset due to a change in accounting related to certain point-of-sale transactions that reduced expenses by $211,000 for that account in the current period. In 2018, we saw increases in our loan and deposit bases as well as new products and branches, all of which impact data processing expense.  We anticipate that our data processing costs will increase proportionately as we grow our customer base, CCBX division, deposits and loans and add new products.

Legal and Professional Fees. Legal and professional costs were $1.1 million for the year ended December 31, 2019 compared to $677,000 for the year ended December 31, 2018.  Legal and professional costs increased $322,000 in 2018 from $355,000 for the year ended December 31, 2017.  The increase for both years ended December 31, 2019 and 2018 is largely the result of additional legal and consulting fees from negotiating BaaS agreements and increased legal and accounting expenses associated with becoming and being a publicly traded company.

Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses.   Director and staff expenses were $1.0 million for the year ended December 31, 2019 compared to $701,000 for the year ended December 31, 2018, an increase of $299,000 or 42.7%.  Director and staff expenses were $701,000 for the year ended December 31, 2018 compared to $561,000 for the year ended December 31, 2017, an increase of $140,000 or 25.0%. In mid-2018 a change in the structure of director compensation as a result of increased responsibilities of becoming a publicly traded company contributed to the increase for each of the years ended December 31, 2019 and 2018.

Other. This category includes software licenses and maintenance, dues and subscriptions, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officers insurance, donations, provision for unfunded commitments, and miscellaneous other expenses. Other noninterest expense increased to $2.4 million for the year ended December 31, 2019, compared to $2.0 million for the year ended December 31, 2018, an increase of $460,000, or 23.5%. The increase was primarily due to an increase in the unfunded commitment provision, increases in software licenses and maintenance combined with standard increases throughout the accounts in this category.  Other noninterest expense increased to $2.0 million for the year ended December 31, 2018, compared to $1.8 million for the year ended December 31, 2017. The increase was primarily due to increases in office supplies, dues and subscription costs, and telephone expenses, all of which are related to increases in staffing, the addition of new banking teams and the new branch that was added in 2018.

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

Year Ended December 31, 2019, Compared to Year Ended December 31, 2018. For the year ended December 31, 2019, income tax expense totaled $3.5 million, compared to $2.5 million for the year ended December 31, 2018. Our effective tax rates for each of the years ended December 31, 2019 and 2018, was 20.8%.

Year Ended December 31, 2018, Compared to Year Ended December 31, 2017. For the year ended December 31, 2018, income tax expense totaled $2.5 million, compared to $4.7 million for the year ended December 31, 2017. In 2018, the Company saw a decrease in federal income tax expense as a result of the reduced tax rate under the Tax Cuts and Jobs Act.  The income tax expense for 2017 included $1.3 million in additional expense that resulted from the revaluation of our deferred tax assets as a result of the reduction in the corporate income tax rate under the Tax Cuts and Jobs Act. Excluding the effect of the charge for revaluation of our deferred tax assets, our effective tax rates for the years ended December 31, 2018 and 2017, were 20.8% and 33.3%, respectively.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations—GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

Financial Condition

Our total assets increased $176.4 million, or 18.5%, to $1.129 billion as of December 31, 2019, from $952.1 million as of December 31, 2018. The increase is primarily the result of $169.1 million in net loans receivable growth during the year ended December 31, 2019.  Additionally, the Company implemented the new lease accounting standard, which brought operating leases onto the balance sheet on January 1, 2019, and increased assets by $8.5 million as of December 31, 2019.  Our total assets increased $146.3 million, or 18.2%, to $952.1 million as of December 31, 2018, from $805.8 million as of December 31, 2017. Our asset growth in 2018 was primarily due to $111.1 million in loan growth and a $36.0 million increase in cash and cash equivalents, offset by a decrease of $414,000 in investment securities. Our asset growth was primarily funded by $100.3 million in deposit growth during 2018, plus the $33.2 million in equity from the capital raise completed on July 18, 2018.  The initial public offering consisted of 2,577,500 shares of common stock, including the exercise of the over-allotment of 427,500 shares, for net proceeds of $33.2 million after deducting underwriting discounts, commissions, and estimated offering expenses.

Loan Portfolio

Our primary source of income is derived through interest earned on loans. A substantial portion of our loan portfolio consists of commercial real estate loans and commercial and industrial loans in the Puget Sound region. Our loan portfolio represents the highest yielding component of our earning assets.

As of December 31, 2019, gross loans totaled $939.1 million, an increase of $171.2 million, or 22.3%, compared to $767.9 million as of December 31, 2018. As of December 31, 2018, gross loans totaled $767.9 million, an increase of $111.1 million, or 16.9%, compared to December 31, 2017. These increases were primarily due to our efforts to increase income by building a secure loan portfolio while maintaining strong credit quality.

Loans as a percentage of deposits were 97.0% as of December 31, 2019, 95.6% as of December 31, 2018, and 94.3% as of December 31, 2017. We are focused on serving our communities and markets by growing loans locally and funding those loans with customer deposits.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial loans	$111,401	11.8%	$90,390	11.8%	$88,688	13.5%	$71,397	12.0%	$68,347	13.7%
Real estate loans:
Construction, land and land development	97,034	10.3	64,045	8.3	41,641	6.3	55,565	9.3	44,522	8.9
Residential real estate	115,011	12.2	94,745	12.3	87,031	13.3	77,361	13.0	82,750	16.5
Commercial real estate	613,398	65.2	515,959	67.1	437,717	66.6	391,046	65.5	302,747	60.6
Consumer and other loans	4,214	0.5	3,584	0.5	2,058	0.3	1,276	0.2	1,229	0.3
Gross loans receivable	941,058	100.0%	768,723	100.0%	657,135	100.0%	596,645	100.0%	499,595	100.0%
Net deferred origination fees	(1,955)		(824)		(347)		(517)		(409)
Loans receivable	$939,103		$767,899		$656,788		$596,128		$499,186

Commercial and Industrial Loans. Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory or equipment, and we generally obtain personal guarantees on these loans.

Commercial and industrial loans increased $21.0 million, or 23.2%, to $111.4 million as of December 31, 2019, from $90.4 million as of December 31, 2018. The $21.0 million increase is the result of $63.1 million in new loans, net of $42.1 million in principal reductions and payoffs.  Commercial and industrial loans increased $1.7 million, or 1.9%, to $90.4 million as of December 31, 2018, from $88.7 million as of December 31, 2017. The $1.7 million increase is the result of more than $31.1 million in new loans, net of $29.4 million in principal reductions and payoffs.  The 2019 increase was due, in part, to our diversification strategy, which includes sourcing loans from strong markets with good returns and risk characteristics to supplement growth in our existing markets.

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

Construction, land and land development loans increased $33.0 million, or 51.5%, to $97.0 million as of December 31, 2019, from $64.0 million as of December 31, 2018, primarily due to continued favorable economic conditions for building in our market area. Unfunded loan commitments for construction, land and land development loans were $63.7 million at December 31, 2019, which was comparable to the $63.4 million in unfunded commitments at December 31, 2018.  Construction, land and land development loans increased $22.4 million, or 53.8%, to $64.0 million as of December 31, 2018, from $41.6 million as of December 31, 2017. The increase was primarily due to favorable economic conditions for building in our market area. Unfunded loan commitments for construction, land and land development loans increased to $63.4 million as of December 31, 2018.   We had a number of construction loans that have been approved, primarily for residential projects, where the contractor/developer had not requested the funds, resulting in our unfunded construction and development commitments increasing to $63.4 million at December 31, 2018, from $30.8 million at December 31, 2017. Because of the strong residential real estate market in the Puget Sound region, we expect to see construction and development loans continue to pay off more quickly than we have experienced historically.

Residential Real Estate Loans. We originate one-to-four family ARM loans for our own loan portfolio and operate as a mortgage broker for mortgage lenders. Loans that we originate as a broker are not funded by us and do not appear on our balance sheet. From time to time, we also purchase residential mortgages originated by other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio and increase our interest income. As of December 31, 2019, we held $28.6 million in purchased residential real estate mortgage loans. We also make one-to-four family loans to investors to finance their rental properties and to business owners to secure their business loans. As of December 31, 2019, residential real estate loans made to investors and business owners totaled $59.7 million. In addition, we originate home equity lines of credit and home equity term loans for our portfolio.

Our residential loans increased $20.3 million, or 21.4%, to $115.0 million as of December 31, 2019, from $94.7 million as of December 31, 2018. Our residential loans increased $7.7 million, or 8.9%, to $94.7 million as of December 31, 2018, from $87.0 million as of December 31, 2017. The increases were primarily a result of our diversification strategy to supplement existing loan growth with purchased loans individually underwritten to our credit standards. Most of the one-to-four family loans that we purchase are from other lenders in the Puget Sound region or in California.

Commercial Real Estate Loans. We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores and gas stations, hotels and motels, office buildings, mixed-use residential and commercial, and other properties. Commercial real estate loans represented 65.2% of our loan portfolio at December 31, 2019, and are our largest source of revenue.

Commercial real estate loans increased $97.4 million, or 18.9%, to $613.4 million as of December 31, 2019, from $516.0 million as of December 31, 2018. Commercial real estate loans increased $78.3 million, or 17.9%, to $516.0 million as of December 31, 2018, from $437.7 million as of December 31, 2017. These increases, which occurred across the various segments of our portfolio, were due to our commitment to grow this portfolio in the Puget Sound region. We actively seek commercial real estate loans in our markets and our lenders are experienced in competing for these loans.

Consumer and Other Loans. Our consumer and other loans are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans. Consumer and other loans increased $630,000, or 17.6%, to $4.2 million as of December 31, 2019, from $3.6 million as of December 31, 2018. Consumer and other loans increased $1.5 million, or 71.4%, to $3.6 million as of December 31, 2018, from $2.1 million as of December 31, 2017. The increases in these loans were primarily a result of strong consumer confidence and economic strength in the Puget Sound region.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2019
		Due after One
	Due in One	Year Through	Due after	Gross
(Dollars in thousands)	Year or Less	Five Years	Five Years	Loans
Commercial and industrial loans	$39,306	$31,908	$40,187	$111,401
Real estate loans:
Construction, land and land development	74,702	12,355	9,977	97,034
Residential real estate	12,548	67,353	35,110	115,011
Commercial real estate	33,738	418,857	160,803	613,398
Consumer and other	1,408	962	1,844	4,214
Total	$161,702	$531,435	$247,921	$941,058

The following table sets forth all loans at December 31, 2019, that are due after December 31, 2020, and have either fixed interest rates or floating or adjustable interest rates:

		Floating or
(Dollars in thousands)	Fixed Rates	Adjustable Rates	Total
Commercial and industrial loans	$54,098	$17,997	$72,095
Real estate loans:
Construction, land and land development	5,097	17,235	22,332
Residential real estate	36,329	66,134	102,463
Commercial real estate	210,057	369,603	579,660
Consumer and other	2,120	686	2,806
Total	$307,701	$471,655	$779,356

Nonperforming Assets

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by applicable regulations. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When loans are placed on nonaccrual status, all unpaid accrued interest is reversed from income and all interest accruals are stopped. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal balance. Loans are returned to accrual status if we believe that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on nonaccrual status. We define nonperforming loans as loans on nonaccrual status and accruing loans that are 90 days or more past due.

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

We had $1.0 million in nonperforming assets, and no troubled debt restructurings (TDRs), as of December 31, 2019, compared to $1.8 million as of December 31, 2018.  All of our nonperforming assets were nonperforming loans as of December 31, 2019 and 2018. The decrease in nonperforming assets was the result of the payoff of a TDR and nonperforming loan in 2019, partially offset by the addition of five smaller loans to nonperforming status.

We had $1.8 million in nonperforming assets, including performing TDRs, as of December 31, 2018, compared to $2.1 million as of December 31, 2017.  All of our nonperforming assets were nonperforming loans as of December 31, 2018, and 2017. The decrease in nonperforming assets was the result of the payoff of two of our nonperforming loans.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans:
Commercial and industrial loans	$965	$493	$372	$28	$1,297
Real estate loans:
Construction, land and land development	-	-	-	-	-
Residential real estate	65	72	88	98	-
Commercial real estate	-	1,261	1,660	1,363	1,409
Consumer and other loans	-	-	-	-	-
Total nonaccrual loans	$1,030	$1,826	$2,120	$1,489	$2,706
Accruing loans past due 90 days or more:
Commercial and industrial loans	-	-	-	-	-
Real estate loans:
Construction, land and land development	-	-	-	122	-
Residential real estate	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Consumer and other	-	-	-	-	-
Total accruing loans past due 90 days or more	-	-	-	$122	-
Total nonperforming loans	$1,030	$1,826	$2,120	$1,611	$2,706
Real estate owned	-	-	-	1,297	1,231
Repossessed assets	-	-	-	-	100
Troubled debt restructurings, accruing	-	-	-	5,326	5,416
Total nonperforming assets	$1,030	$1,826	$2,120	$8,234	$9,453
Total nonperforming loans to loans receivable	0.11%	0.24%	0.32%	0.27%	0.54%
Total nonperforming assets to total assets	0.09%	0.19%	0.26%	1.11%	1.52%

Potential Problem Loans

From a credit risk standpoint, we classify loans in one of five categories: pass, other loans especially mentioned, substandard, doubtful or loss. Within the pass category, we classify loans into one of the following five subcategories based on perceived credit risk, including repayment capacity and collateral security: minimal risk, low risk, modest risk, average risk and acceptable risk. The classifications of loans reflect a judgment about the risks of default and loss given default. We review the risk ratings of our credits on an annual basis, or more frequently if circumstances warrant. Risk ratings are adjusted to reflect the degree of risk and loss that is believed to be inherent in each credit as of each monthly reporting period. Our methodology is structured so that specific reserve allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

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

Credits rated as loss are charged-off. We have no expectation of the recovery of any payments in respect of credits rated as loss.

The following table summarizes the internal ratings of our loans as of the dates indicated:

	As of December 31, 2019
	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
Commercial and industrial loans	$104,911	$4,740	$1,750	$-	$111,401
Real estate loans:
Construction, land, and land development	97,034	-	-	-	97,034
Residential real estate	114,823	123	65	-	115,011
Commercial real estate	608,773	4,625	-	-	613,398
Consumer and other loans	4,212	-	2	-	4,214
	$929,753	$9,488	$1,817	$-	941,058
Less net deferred origination fees					(1,955)
Loans receivable					$939,103

	As of December 31, 2018
	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
Commercial and industrial loans	$84,859	$3,908	$1,623	$-	$90,390
Real estate loans:
Construction, land, and land development	55,666	8,379	-	-	64,045
Residential real estate	94,548	125	72	-	94,745
Commercial real estate	512,151	2,547	1,261	-	515,959
Consumer and other loans	3,584	-	-	-	3,584
	$750,808	$14,959	$2,956	$-	768,723
Less net deferred origination fees					(824)
Loans receivable					$767,899

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

•

for residential real estate mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt-to-income ratio and employment and income stability, the loan-to-value ratio, and the age, condition and marketability of the collateral; and

As of December 31, 2019, the allowance for loan losses totaled $11.5 million, or 1.22% of total loans. Our allowance for loan losses as of December 31, 2018, increased by $2.1 million, or 21.9%, compared to December 31, 2018, primarily due to organic growth in our loan portfolio. As of December 31, 2018, the allowance for loan losses totaled $9.4 million, or 1.23% of total loans. Our allowance for loan losses as of December 31, 2018, increased by $1.4 million, or 17.3%, compared to December 31, 2017, primarily due to the growth of our loan portfolio, including both organic and purchased loans. As of December 31, 2017, the allowance for loan losses totaled $8.0 million, or 1.22% of total loans.

The following tables present, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of or for the Year Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Allowance at beginning of period	$9,407	$8,017	$7,544	$5,989	$5,557
Provision for loan losses	2,544	1,826	870	1,919	941
Charge-offs:
Commercial and industrial loans	355	408	81	128	637
Real estate loans:
Construction, land and land development	75	-	-	-	-
Residential real estate	-	-	-	79	25
Commercial real estate	29	84	408	150	-
Consumer and other	35	27	11	10	3
Total charge-offs	494	519	500	367	665
Recoveries:
Commercial and industrial loans	5	4	3	2	7
Real estate loans:
Construction, land and land development	-	-	95	-	-
Residential real estate	-	65	-	-	141
Commercial real estate	-	-	-	-	8
Consumer and other	8	14	5	1	-
Total recoveries	13	83	103	3	156
Net (charge-offs) recoveries	(481)	(436)	(397)	(364)	(509)
Allowance at end of period	$11,470	$9,407	$8,017	$7,544	$5,989
Allowance to nonperforming loans	1113.60%	515.17%	378.16%	468.28%	221.32%
Allowance to loans receivable	1.22%	1.23%	1.22%	1.27%	1.20%
Net charge-offs (recoveries) to average loans	0.06%	0.06%	0.06%	0.07%	0.11%

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

	At December 31,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans
Commercial and industrial loans	$2,366	11.8%	$2,039	11.8%	$1,864	13.5%	$1,606	12.0%	$1,311	13.7%
Real estate loans:
Construction, land and land development	2,745	10.3	1,806	8.3	1,063	6.3	1,398	9.3	1,031	8.9
Residential real estate	2,069	12.2	1,647	12.3	1,343	13.2	1,495	13.0	1,744	16.5
Commercial real estate	3,126	65.2	2,648	67.1	2,014	66.6	1,474	65.5	1,509	60.6
Consumer and other	104	0.5	77	0.5	43	0.4	26	0.2	35	0.3
Total allocated	10,410		8,217		6,327		5,999		5,630

Unallocated	1,060		1,190		1,690		1,545		359
Total allowance for loan losses	$11,470		$9,407		$8,017		$7,544		$5,989

Securities

We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits or other business purposes. At December 31, 2019, 76.3% of our investment portfolio consisted of U.S. Treasury securities. The remainder of our securities portfolio was invested in U.S. Government  securities, U.S. Agency collateralized mortgage obligations and U.S. Agency residential mortgage-backed securities, and municipal bonds. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At December 31, 2019, our loan-to-deposit ratio was 97.0% and our securities portfolio represented less than 5% of assets. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we anticipate investing excess funds to provide a higher return.

As of December 31, 2019, the carrying amount of our investment securities totaled $32.7 million, a decrease of $5.2 million, or 13.7%, compared to $37.9 million as of December 31, 2018. The decrease in the securities portfolio in 2019 was due to the restructuring of the investment portfolio to increase our overall rate of return, reduce weighted average maturity, and improve interest rate risk and pricing risk, which involved the sale of $30.0 million (par value) of existing available for sale securities and the purchase of $20.0 million (par value) of available for sale securities as well as an additional $10.0 million of one year certificates of deposits.  Also contributing to the decrease was pay-downs on U.S. Agency residential mortgage-backed securities.  Additionally, we purchased $3.2 million of a community reinvestment act qualified U.S. Agency residential mortgage-backed security. The fair value of available for sale securities improved during the year ended December 31, 2019. As of December 31, 2018, the carrying amount of our investment securities totaled $37.9 million, a decrease of $414,000, or 1.1%, compared to $38.3 million as of December 31, 2017. The decrease in the securities portfolio in 2018 was primarily the result of the decline in fair value and pay-downs on U.S. Agency residential mortgage-backed securities. Investment securities represented 2.9% and 4.0%, and 4.8% of total assets as of December 31, 2019, 2018 and 2017, respectively.

Our investment portfolio consists of securities classified as available for sale and, to a lesser amount, held to maturity. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of December 31,
	2019		2018		2017
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available-for-sale:
U.S. Treasury securities	$24,988	$24,945	$34,831	$33,241	$34,794	$33,396
U.S. Government securities	3,000	2,999	3,000	2,957	3,000	2,970
U.S. Agency collateralized mortgage obligations	129	129	172	169	224	221
U.S. Agency residential mortgage- backed securities	27	27	39	38	79	80
Municipal bonds	257	260	259	255	261	260
Total available-for-sale securities	28,401	28,360	38,301	36,660	38,358	36,927
Securities held-to-maturity:
U.S. Agency residential mortgage- backed securities	4,350	4,329	1,262	1,205	1,409	1,374
Total held-to-maturity securities	4,350	4,329	1,262	1,205	1,409	1,374
Total investment securities	$32,751	$32,689	$39,563	$37,865	$39,767	$38,301

All of our U.S. Agency residential mortgage-backed securities and U.S. Agency collateralized mortgage obligations are U.S. Government agency securities. As of December 31, 2019, we did not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio.

Our management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

As of December 31, 2019, and December 31, 2018, we did not own securities of any one issuer, other than the U.S. Government and its agencies, for which aggregate adjusted cost exceeded 10.0% of consolidated shareholders’ equity.

Restricted equity securities were $4.0 million as of December 31, 2019 and $3.8 million as of  December 31, 2018.  The increase was attributable to net additions of Federal Reserve, FHLB stock and Pacific Coast Banker's Bank stock. Federal Reserve and FHLB stock are carried at par and do not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

As of December 31, 2019, we held $500,000 in corporate equity securities which was recorded in other investments on the balance sheet. This is a new investment for 2019, therefore there was no balance as of December 31, 2018. The Company elects to account for the investment under ASC 321 Investments – Equity Securities without Readily Determinable Value.  The investment will be held at cost minus impairment, the measurement should be applied until the investment does not qualify for the measurement election (e.g., if the investment has a readily determinable fair value). The Company will reassess at each reporting period whether the equity investment without a readily determinable fair value qualifies to be measured at cost minus impairment.

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

	As of December 31, 2019
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying	Weighted Average	Carrying	Weighted Average	Carrying	Weighted Average	Carrying	Weighted Average	Carrying	Weighted Average
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Securities available-for-sale:
U.S. Treasury securities	$19,989	1.726%	$4,956	1.154%	$-	0.000%	$-	0.000%	$24,945	1.612%
U.S. government securities	2,999	1.500%	-	0.000%	-	0.000%	-	0.000%	2,999	1.500%
U.S. Agency collateralized mortgage obligations	-	0.000%	-	0.000%	-	0.000%	129	2.567%	129	2.567%
U.S. Agency residential mortgage-backed securities	-	0.000%	27	3.701%	-	0.000%	-	0.000%	27	3.701%
Municipals	-	0.000%	260	2.576%	-	0.000%	-	0.000%	260	2.576%

Total available-for-sale	22,988	1.696%	5,243	1.238%	-	0.000%	129	2.567%	28,360	1.615%

Securities held to maturity:
U.S. Agency residential mortgage-backed securities	-	0.000%	-	0.000%	-	0.000%	4,350	3.096%	4,350	3.096%

Total held to maturity	-	0.000%	-	0.000%	-	0.000%	4,350	3.096%	4,350	3.096%

Total	$22,988	1.696%	$5,243	1.238%	$-	0.000%	$4,479	3.081%	$32,710	1.811%

Deposits

We offer a variety of deposit products that have a wide range of interest rates and terms, including demand, savings, money market and time accounts as well as BaaS brokered deposits. In addition, in 2019 we added reciprocal deposits to our product offering. This enables us to extend FDIC insurance to customers that have balances in excess of the FDIC insurance limit.  This service trades our customer’s funds as CDs in increments under the FDIC insured amount to other participating financial institutions and in exchange we receive CD investments from participating financial institutions in a reciprocal agreement.  We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels (Internet and mobile), and personalized service to attract and retain our deposits.

Total deposits as of December 31, 2019, were $968.0 million, an increase of $164.4 million, or 20.5%, compared to $803.6 million as of December 31, 2018. Total deposits as of December 31, 2018, were $803.6 million, an increase of $100.3 million, or 14.3%, compared to $703.3 million as of December 31, 2017. The increases were primarily in core deposits and are related to our successful execution of our strategy of deepening relationships with existing customers and actively seeking new customers. We define core deposits as all deposits except time deposits and wholesale-brokered deposits.

Noninterest-bearing deposits as of December 31, 2019, were $371.2 million, an increase of $77.7 million, or 26.5%, compared to $293.5 million as of December 31, 2018. Noninterest-bearing deposits as of December 31, 2018, were $293.5 million, an increase of $51.2 million, or 21.1%, compared to $242.4 million as of December 31, 2017. The increases were due to the collaboration of our branch managers, business development officers and lenders to grow core deposits. As a team, we actively pursue the business of new customers.

Total interest-bearing account balances, excluding time deposits, as of December 31, 2019, were $514.9 million, an increase of $101.8 million, or 24.6%, from $413.0 million as of December 31, 2018. Total interest-bearing account balances, excluding time deposits, as of December 31, 2018, were $413.0 million, an increase of $42.7 million, or 11.5%, from $370.3 million as of December 31, 2017. The increases were due to our team focusing on growing core deposits. Included in interest bearing account balances is $23.6 million and $10.5 million in BaaS brokered deposits, as of December 31, 2019 and 2018, respectively. The balance of BaaS brokered deposits at December 31, 2017 was zero.

Total time deposit balances as of December 31, 2019, were $81.9 million, a decrease of $15.1 million, or 15.7%, from $97.0 million as of December 31, 2018. Total time deposit balances as of December 31, 2018, were $97.0 million, an increase of $6.4 million, or 7.1%, from $90.6 million as of December 31, 2017. The decrease in 2019 is due to the strong increase in core deposits, and thus not requiring the replacement of time deposits as they mature.  Included in time deposits are $2.5 million in reciprocal deposits, which is a new product for the Bank this year.  We have seen competitors increase rates on time deposits, and we have not globally matched their rates in response as we have been able to grow and retain less costly core deposits.

The following table sets forth deposit balances at the dates indicated.

	As of December 31,
	2019		2018		2017
		Percent of		Percent of		Percent of
(Dollars in thousands)	Amount	Total Deposits	Amount	Total Deposits	Amount	Total Deposits
Demand, noninterest bearing	$371,243	38.4%	$293,525	36.5%	$242,358	34.5%
NOW and money market	437,908	45.2	349,952	43.6	326,412	46.4
Savings	53,365	5.5	52,572	6.5	43,876	6.2
Total core deposits	862,516	89.1	696,049	86.6	612,646	87.1
BaaS brokered deposits	23,586	2.4	10,521	1.3	-	0.0
Time deposits less than $100,000	21,108	2.3	25,851	3.2	27,059	3.8
Time deposits $100,000 and over	60,749	6.3	71,193	8.9	63,590	9.1
Total	$967,959	100.0%	$803,614	100.0%	$703,295	100.0%

The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of December 31, 2019	As of December 31, 2018
Maturity Period:
Three months or less	$12,562	$8,228
Over three through six months	20,940	13,166
Over six through twelve months	7,007	28,196
Over twelve months	20,240	21,603
Total	$60,749	$71,193

Average deposits for the year ended December 31, 2019, were $887.8 million, an increase of $142.3 million, or 19.1%, compared to the year ended December 31, 2018.  Average deposits for the year ended December 31, 2018, were $745.5 million, an increase of $80.8 million, or 12.2%, compared to the year ended December 31, 2017. The increases in average deposits were primarily due to our continued growth in our primary market areas and the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by our business development officers, branch managers and lenders.

The average rate paid on total interest-bearing deposits was 1.03% for the year ended December 31, 2019, compared to 0.66% for the year ended December 31, 2018. The average rate paid on total interest-bearing deposits was 0.66% for the year ended December 31, 2018, compared to 0.50% for the year ended December 31, 2017. The increase in average rate paid is a result of a competitive market and four 0.25% rate increases throughout 2018 by the Federal Reserve.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Year Ended December 31,
	2019		2018
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand, noninterest bearing	$322,064	0.00%	$267,227	0.00%
NOW and money market	388,646	0.91	335,357	0.53
Savings	52,631	0.06	48,330	0.04
BaaS brokered deposits	31,099	2.16	176	2.27
Time deposits less than $100,000	24,359	1.30	26,831	1.15
Time deposits $100,000 and over	68,978	1.81	67,537	1.55
Total deposits	$887,777	0.65%	$745,458	0.42%

The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2019 and 2018, was 36.3% and 35.8%, respectively.

Factors affecting the cost of funding interest-bearing assets include the volume of noninterest- and interest-bearing deposits, changes in market interest rates and economic conditions in the Puget Sound region and their impact on interest paid on deposits, as well as the ongoing execution of our growth strategies. Cost of total interest-bearing liabilities is calculated as total interest expense divided by average total interest-bearing deposits plus average total borrowings. Our cost of total interest-bearing liabilities was 1.13%, 0.80% and 0.64% for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in our cost of deposits in 2019 and 2018 was primarily due to higher deposit rates throughout the market resulting from rate increases from the Federal Reserve throughout 2018.  We actively manage our interest rates on deposits, however, rate changes from the Federal Reserve will impact our deposit costs.

Borrowings

We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of December 31, 2019, 2018 and 2017, total borrowing capacity of $84.9 million, $79.3 million and $59.3 million, respectively, was available under this arrangement. As of December 31, 2019, FHLB advances totaled $10.0 million, compared to $20.0 million at December 31, 2018 and 2017.

The following table presents the FHLB borrowing for the periods indicated:

	As of and For the Years Ended December 31,
(Dollars in thousands)	2019	2018
Maximum amount outstanding at any month-end during period:
FHLB Advances	$20,000	$20,000
Average outstanding balance during period:
FHLB Advances	$746	$1,900
Weighted average interest rate during period:
FHLB Advances	2.30%	2.07%
Balance outstanding at end of period:
FHLB Advances	$10,000	$20,000
Weighted average interest rate at end of period:
FHLB Advances	1.73%	2.63%

Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust (the Trust), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The debentures bear interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. The effective rate as of December 31, 2019, 2018 and 2017, was 3.99%, 4.88% and 3.69%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust Securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.

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

We continually monitor our liquidity position to ensure that our assets and liabilities are managed in a manner to meet all reasonably foreseeable short-term, long-term and strategic liquidity demands. Management has established a comprehensive process for identifying, measuring, monitoring and controlling liquidity risk. Because of its critical importance to the viability of the Bank, liquidity risk management is fully integrated into our risk management processes. Critical elements of our liquidity risk management include: effective corporate governance consisting of oversight by the board of directors and active involvement by management, appropriate strategies, policies, procedures, and limits used to manage and mitigate liquidity risk, comprehensive liquidity risk measurement and monitoring systems that are commensurate with the complexity of our business activities; active management of intraday liquidity and collateral; an appropriately diverse mix of existing and potential future funding sources; adequate levels of highly liquid marketable securities free of legal, regulatory, or operational impediments, that can be used to meet liquidity needs in stressful situations; contingency funding policies and plans that sufficiently address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes sufficient to determine the adequacy of the Bank’s liquidity risk management process.

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

The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs for the next two or three years. In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs. For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs and the Bank targets a liquidity ratio of 4% or greater of assets. Both of these minimum liquidity levels are on-balance sheet sources. Per policy and the Bank’s liquidity contingency plan, in event of a liquidity emergency the Bank can utilize wholesale funds in an amount up to 30% of assets. Since the Bank uses only a small portion of its borrowing capacity, the Bank has access to funds if needed in a liquidity emergency.

Capital Adequacy

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital levels relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank level. The Company will become subject to regulatory capital requirements once its consolidated assets exceed a certain threshold. Federal legislation enacted in May 2018 and implemented by the Federal Reserve effective August 30, 2018, raised the threshold of the Federal Reserve’s “Small Bank Holding Company” exception to the application of consolidated capital requirements from $1 billion to $3 billion of consolidated assets.  Consequently, bank holding companies of under $3 billion of consolidated assets are no longer subject to the consolidated requirements unless otherwise directed by the Federal Reserve Board. See

“Item 1.  Business—Regulation and Supervision—Bank Regulation and Supervision—Capital Adequacy” for additional discussion regarding the regulatory capital requirements applicable to the Bank.

As of each of December 31, 2019 and 2018, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the Company and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2019
Leverage Capital (to average assets)
Company	$127,524	11.64%	$43,806	4.00%	$54,758	5.00%
Bank Only	122,904	11.22%	43,801	4.00%	54,751	5.00%
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Company	124,024	12.78%	43,659	4.50%	63,064	6.50%
Bank Only	122,904	12.43%	44,504	4.50%	64,283	6.50%
Tier I Capital (to risk-weighted assets)
Company	127,524	13.14%	58,213	6.00%	77,617	8.00%
Bank Only	122,904	12.43%	58,338	6.00%	79,118	8.00%
Total Capital (to risk-weighted assets)
Company	149,416	15.40%	77,617	8.00%	97,021	10.00%
Bank Only	134,796	13.63%	79,118	8.00%	98,897	10.00%

December 31, 2018
Leverage Capital (to average assets)
Company	$113,807	12.46%	$36,529	4.00%	$45,661	5.00%
Bank Only	103,597	11.35%	36,524	4.00%	45,655	5.00%
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Company	110,307	13.70%	36,238	4.50%	52,343	6.50%
Bank Only	103,597	12.84%	36,294	4.50%	52,425	6.50%
Tier I Capital (to risk-weighted assets)
Company	113,807	14.13%	48,317	6.00%	64,423	8.00%
Bank Only	103,597	12.84%	48,317	6.00%	64,253	8.00%
Total Capital (to risk-weighted assets)
Company	133,518	16.58%	64,423	8.00%	80,528	10.00%
Bank Only	113,308	14.05%	64,523	8.00%	80,653	10.00%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations, as of December 31, 2019.

		Payments Due by Period
		Less than	1 to 3	4 to 5	More than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Contractual Cash Obligations
Time Deposits	$81,857	$60,618	$19,327	$1,912	$—
FHLB advances	10,000	10,000	—	—	—
Subordinated note	10,000	—	2,500	4,000	3,500
Junior subordinated debentures	3,609	—	—	—	3,609
Deferred compensation plans	1,461	175	350	351	585
Operating leases	10,222	1,322	2,623	2,244	4,033

For a discussion of our borrowings, see “—Financial Condition—Borrowings.”

We believe that we will be able to meet our contractual obligations as they come due. Adequate cash levels are expected through profitability, repayments from loans and securities, deposit gathering activity, access to borrowing sources and periodic loan sales.

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

The following table presents commitments associated with outstanding commitments to extend credit and standby and commercial letters of credit as of the periods indicated:

	As of December 31,
(Dollars in thousands)	2019	2018
Commitments to extend credit:
Commercial and industrial loans	$66,563	$47,033
Construction – commercial real estate loans	42,371	33,128
Construction – residential real estate loans	21,361	30,269
Commercial real estate loans	9,888	12,871
Residential real estate loans	19,082	12,543
Other	1,181	656
Total commitments to extend credit	$160,446	$136,500
Standby letters of credit	$2,250	$2,331

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

We believe that these non-GAAP financial measures provide information that is important to investors and that is useful in understanding our results of operations. Our management uses the non-GAAP financial measures set forth below in its analysis of our performance for 2017 to exclude the impact of a deferred tax asset revaluation due to the enactment of the Tax Cuts and Jobs Act. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. As other companies may use different calculations for these measures, this presentation may not be comparable to other similarly titled measures by other companies.

(Dollars in thousands, except share and per share data)	As of and for the Year Ended December 31, 2017
Adjusted net income:
Net income	$5,436
Plus: additional income tax expense for deferred tax asset valuation	1,295
Adjusted net income	$6,731
Adjusted earnings per share—diluted
Net income	$5,436
Plus: additional income tax expense for deferred tax asset valuation	1,295
Adjusted net income	$6,731
Weighted average common shares outstanding—diluted (1)	9,237,629
Adjusted earnings per share—diluted (1)	$0.73
Adjusted effective tax rate
Effective tax rate	46.1%
Income before provision for income taxes	$10,089
Provision for income taxes	$4,653
Less: additional income tax expense for deferred tax asset valulation	1,295
Adjusted provision for income taxes	$3,358
Adjusted effective tax rate	33.3%
Adjusted return on average assets
Net income	$5,436
Plus: additional income tax expense for deferred tax asset valuation	1,295
Adjusted net income	$6,731
Average assets	748,940
Adjusted return on average assets	0.90%
Adjusted return on average shareholders’ equity
Net income	$5,436
Plus: additional income tax expense for deferred tax asset valuation	1,295
Adjusted net income	$6,731
Average shareholders’ equity	65,720
Adjusted return on average shareholders’ equity	10.24%

(1)	Share and per share information has been adjusted to give effect to a one-for-five reverse stock split of our common shares completed effective May 4, 2018.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Estimated Increase (Decrease) in Net Interest Income
Change in Market Interest Rates	Twelve Month Projection December 31, 2019	Twelve Month Projection December 31, 2018
Static Balance Sheet and Rate Shifts
+400 basis points	14.9%	15.2%
+300 basis points	11.0	11.2
+200 basis points	7.2	7.4
+100 basis points	3.5	3.7
-100 basis points	0.2	(1.5)
-200 basis points	(3.8)	(8.7)
-300 basis points	(5.1)	(14.0)

Dynamic Balance Sheet and Rate Shifts
+400 basis points	17.5	17.9
+300 basis points	13.0	13.2
+200 basis points	8.5	8.8
+100 basis points	4.2	4.4
-100 basis points	(0.5)	(2.3)
-200 basis points	(5.2)	(10.1)
-300 basis points	(6.8)	(16.2)

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations-Quantitative and Qualitative Disclosure about Market Risk.”

Item 8.      Financial Statements

The information required by this item is included beginning on page F-1 of this report.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2019. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) and  15d- 15(f) of the Exchange Act). The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with GAAP. Internal control over financial reporting includes self monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

There are inherent limitations in any internal control over financial reporting, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Management assessed its internal control structure over financial reporting as of December 31, 2019 using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019.

Item 9B.    Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

For information relating to the directors of the Company, the section captioned “Items to be Voted on by Shareholders—Item 1—Election of Directors” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders is incorporated herein by reference.

Executive Officers

For information relating to officers of the Company, see Part I, Item 1, “Business—Information About Our Executive Officers” to this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

For information regarding compliance with Delinquent Section 16(a) Reports and the section captioned “Stock Information—Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated herein by reference.

Disclosure of Code of Ethics

For information concerning the Company’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to shareholders on the Company’s website at www.coastalbank.com.

Corporate Governance

For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance—Meetings and Committees of the Board of Directors—Audit Committee” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation

Executive Compensation

For information regarding executive compensation, the sections captioned “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                  Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Information” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders.

(b)                  Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Information” in in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders.

(c)                   Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company the operation of which may at a subsequent date result in a change in control of the registrant.

(d)                  Equity Compensation Plan Information

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2019.

	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted- average exercise price of outstanding options	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by shareholders	784,217	$7.73	361,411
Equity compensation plans not approved by shareholders	-	-	-
Total	784,217	$7.73	361,411

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders is incorporated herein by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

For information regarding the principal accountant fees and expenses, the section captioned “Item 2—Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.
(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)	Exhibits

No.	Description	Location

3.1	Second Amended and Restated Certificate of Incorporation of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

3.2	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

3.3	Amended and Restated Bylaws of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

4.1*	Form of Common Stock Certificate of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

4.2	Description of Securities	Filed herewith.

10.1+	2006 Stock Option and Equity Compensation Plan	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.2+	Directors’ Stock Bonus Plan	Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.3+	2018 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.4+	Coastal Financial Corporation Annual Incentive Plan	Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.5+	Amended and Restated Employment Agreement by and among Coastal Financial Corporation, Coastal Community Bank, and Eric M. Sprink	Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.6+	Amended and Restated Change in Control Severance Agreement by and among Coastal Financial Corporation, Coastal Community Bank, and Joel Edwards	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.7	Commercial Real Estate Lease between JMHLS, LLC and Coastal Community Bank dated June 4, 2008	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.8	First Amendment of Commercial Real Estate Lease between JMHLS, LLC and Coastal Community Bank dated March 26, 2018	Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.9	Lease dated October 21, 1996, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.10	Lease Amendment 1.0 dated as of August 15, 2006, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.11	Lease Amendment 2.0 dated as of March 31, 2008, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.12	Lease Amendment 3.0 dated as of June 29, 2009, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.13	Investment Agreement dated as of March 30, 2011, between Coastal Financial Corporation and Steven D. Hovde	Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.14	First Amendment to Investment Agreement dated as of May 9, 2018, between Coastal Financial Corporation and Steven D. Hovde	Incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.15#	Program Agreement dated as of September 26, 2018 by and between Coastal Community Bank and Aspiration Financial, LLC	Incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A (File No. 001-38589) filed on March 21, 2019.

21.1	Subsidiaries	Filed herewith

23.1	Consent of Moss Adams LLP	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements

Filed herewith

+	Management contract or compensatory plan, contract or arrangement.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.
*

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

COASTAL FINANCIAL CORPORATION

Dated:	March 11, 2020	/s/ Eric M. Sprink
Eric M. Sprink
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric M. Sprink Eric M. Sprink	President and Chief Executive Officer and Director (principal executive officer)	March 11, 2020

/s/ Joel G. Edwards Joel G. Edwards	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 11, 2020

/s/ Christopher D. Adams Christopher D. Adams	Chairman of the Board	March 11, 2020

/s/ Andrew P. Skotdal Andrew P. Skotdal	Vice Chairman of the Board	March 11, 2020

/s/ Andrew R. Dale Andrew R. Dale	Director	March 11, 2020

/s/ John M. Haugen, Jr. John M. Haugen, Jr.	Director	March 11, 2020

/s/ Steven D. Hovde Steven D. Hovde	Director	March 11, 2020

/s/ Stephan Klee Stephan Klee	Director	March 11, 2020

/s/ Thomas D. Lane Thomas D. Lane	Director	March 11, 2020

/s/ Sadhana Akella-Mishra Sadhana Akella-Mishra	Director	March 11, 2020

/s/ Gregory A. Tisdel Gregory A. Tisdel	Director	March 11, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Coastal Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coastal Financial Corporation and Subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 11, 2020

We have served as the Company’s auditor since 2016.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

ASSETS
	December 31,	December 31,
	2019	2018
Cash and due from banks	$16,555	$16,315
Interest earning deposits with other banks (restricted cash of $27,355 and $24,004 at December 31, 2019 and December 31, 2018, respectively)	111,259	109,467
Investment securities, available for sale, at fair value	28,360	36,660
Investment securities, held to maturity, at amortized cost	4,350	1,262
Other investments	4,505	3,766
Loans receivable	939,103	767,899
Allowance for loan losses	(11,470)	(9,407)
Total loans receivable, net	927,633	758,492
Premises and equipment, net	13,108	13,167
Operating lease right-of-use assets	8,493	-
Accrued interest receivable	2,980	2,526
Bank-owned life insurance, net	6,882	6,688
Deferred tax asset, net	2,743	2,518
Other assets	1,658	1,249
Total assets	$1,128,526	$952,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$967,959	$803,614
Federal Home Loan Bank (FHLB) advances	10,000	20,000
Subordinated debt
Principal amount $10,000 (less unamortized debt issuance costs of $21 and $35 at December 31, 2019 and December 31, 2018, respectively)	9,979	9,965
Junior subordinated debentures
Principal amount $3,609 (less unamortized debt issuance costs of $26 and $28 at December 31, 2019 and December 31, 2018, respectively)	3,583	3,581
Deferred compensation	974	1,078
Operating lease liabilities	8,679	-
Accrued interest payable	308	279
Other liabilities	2,871	4,437
Total liabilities	1,004,353	842,954
Commitments and contingencies (Note 13)
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at December 31, 2019 and December 31, 2018; issued and outstanding: zero shares at December 31, 2019 and December 31, 2018	-	-
Common stock, no par value:
Authorized: 300,000,000 shares at December 31, 2019 and December 31, 2018; 11,913,885 voting shares at December 31, 2019 issued and outstanding and 11,893,203 voting shares at December 31, 2018 issued and outstanding	86,983	86,431
Retained earnings	37,222	24,021
Accumulated other comprehensive loss, net of tax	(32)	(1,296)
Total shareholders’ equity	124,173	109,156
Total liabilities and shareholders’ equity	$1,128,526	$952,110

See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except for per share data)

	Year ended December 31,
	2019	2018
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$45,350	$36,537
Interest on investment securities	635	618
Interest on interest earning deposits with other banks	2,423	1,432
Dividends on other investments	179	156
Total interest income	48,587	38,743
INTEREST EXPENSE
Interest on deposits	5,802	3,141
Interest on borrowed funds	774	785
Total interest expense	6,576	3,926
Net interest income	42,011	34,817
PROVISION FOR LOAN LOSSES	2,544	1,826
Net interest income after provision for loan losses	39,467	32,991
NONINTEREST INCOME
Deposit service charges and fees	3,107	3,061
BaaS fees	2,060	709
Loan referral fees	1,438	618
Gain on sales of loans, net	490	264
Mortgage broker fees	447	215
Sublease and lease income	58	81
Gain on sale of securities, net	171	-
Other income	487	519
Total noninterest income	8,258	5,467
NONINTEREST EXPENSE
Salaries and employee benefits	18,959	16,026
Occupancy	3,775	3,314
Data processing	2,081	1,971
Director and staff expenses	1,000	701
Legal and professional fees	1,103	677
Excise taxes	719	559
Marketing and promotional	393	391
Business development	431	326
Federal Deposit Insurance Corporation (FDIC) assessments	184	295
Other expense	2,418	1,956
Total noninterest expense	31,063	26,216
Income before provision for income taxes	16,662	12,242
PROVISION FOR INCOME TAXES	3,461	2,541
NET INCOME	$13,201	$9,701
Basic earnings per common share	$1.11	$0.93
Diluted earnings per common share	$1.08	$0.91
Weighted average number of common shares outstanding:
Basic	11,896,258	10,440,740
Diluted	12,196,120	10,608,764

See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year ended December 31,
	2019	2018
NET INCOME	$13,201	$9,701
OTHER COMPREHENSIVE INCOME (LOSS), before tax
Securities available-for-sale
Unrealized holding gain (loss) gain during the year	1,771	(210)
Income tax benefit (provision) related to unrealized holding gain (loss)	(372)	44
Reclassification adjustment for net gain from sale of investment securities available for sale included in income	(171)	-
Income tax provision related to net gain from sale of investment securities available for sale included in income	36	-
OTHER COMPREHENSIVE INCOME (LOSS), net of tax	1,264	(166)
COMPREHENSIVE INCOME	$14,465	$9,535

See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2017	9,248,898	$52,521	$14,134	$(944)	$65,711
Net income	-	-	9,701	-	9,701
Reclassification of stranded tax effect due to federal tax rate change	-	-	186	(186)	-
Issuance of restricted stock awards	8,405	-	-	-	-
Exercise of stock options	58,400	357	-	-	357
Stock-based compensation	-	310	-	-	310
Stock issuance and net proceeds from initial public offering	2,577,500	33,243	-	-	33,243
Other comprehensive loss	-	-	-	(166)	(166)
BALANCE, December 31, 2018	11,893,203	$86,431	$24,021	$(1,296)	$109,156
Net income	-	-	13,201	-	13,201
Issuance of restricted stock awards, net of forfeitures	1,152	-	-	-	-
Exercise of stock options	19,530	121	-	-	129
Stock-based compensation	-	431	-	-	423
Other comprehensive income	-	-	-	1,264	1,264
BALANCE, December 31, 2019	11,913,885	$86,983	$37,222	$(32)	$124,173

See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,201	$9,701
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,544	1,826
Depreciation and amortization	1,241	1,071
Loss on disposition of fixed assets	31	32
Decrease in operating lease right-of-use assets	1,019	-
Decrease in operating lease liabilities	(960)	-
Gain on sales of loans	(490)	(264)
Gain on sales of securities	(171)	-
Net discount accretion on investment securities	(59)	(24)
Stock-based compensation	431	310
Bank-owned life insurance earnings	(194)	(188)
Deferred tax expense	(561)	(382)
Net change in other assets and liabilities	(2,361)	2,320
Total adjustments	470	4,701
Net cash provided by operating activities	13,671	14,402
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest earning deposits with other banks	1,559	(26,831)
Purchase of investment securities available-for-sale	(29,944)	-
Proceeds from sale of investment securities available-for-sale	30,026	-
Purchase of investment securities held-to-maturity	(3,182)	-
Purchase of other investments, net	(739)	(86)
Principal paydowns of investment securities available-for-sale	53	88
Principal paydowns of investment securities held-to-maturity	89	141
Maturities and calls of investment securities available -for-sale	10,000	-
Purchase of participation loans	(8,081)	(32,653)
Proceeds from sale of loans	4,915	3,174
Purchase of loans	-	(14,094)
Increase in loans receivable, net	(168,029)	(67,711)
Purchases of premises and equipment, net	(1,213)	(1,149)
Net cash used by investing activities	(164,546)	(139,121)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW, money market and savings	179,532	93,924
Net (decrease) increase in time deposits	(15,187)	6,395
Net proceeds from short-term FHLB borrowings	(10,000)	-
Net proceeds from initial public offering	-	33,243
Proceeds from exercise of stock options	121	357
Net cash provided by financing activities	154,466	133,919
NET INCREASE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	3,591	9,200
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	40,319	31,119
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of year	$43,910	$40,319

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$6,547	$3,875
Income taxes paid	4,480	2,520
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$1,771	$(210)
In conjunction with the adoption of ASU 2016-02 as detailed in Note 6 to the Consolidated Financial Statements, the following assets and liabilities were recognized:
Operating lease right-of-use assets	$9,421	$-
Operating lease liabilities	$9,591	$-

See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of operations - Coastal Financial Corporation (Corporation or Company) is a registered bank holding company whose wholly owned subsidiaries are Coastal Community Bank (Bank) and Arlington Olympic LLC. The Company is a Washington state corporation that was organized in 2003. The Bank was incorporated and commenced operations in 1997 and is a Washington state-chartered commercial bank and Federal Reserve System (Federal Reserve) state member bank. Arlington Olympic LLC was formed in 2019 and owns the Arlington branch, which the Bank leases from the LLC.

The Company provides a full range of banking services to small and medium-sized businesses, professionals, and individuals throughout the greater Puget Sound area through its 14 branches in Snohomish, Island, and King Counties, the Internet, and its mobile banking application. The Company also has a CCBX Division which provides Banking as a Service (BaaS) enabling broker dealers and digital financial service providers to offer their clients banking services. The Bank’s main branch and the headquarters of the Bank and Company are located in Everett, Washington. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (FDIC). The Bank’s loans and deposits are primarily within the greater Puget Sound area, and the Bank’s primary funding source is deposits from customers. The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks (DFI). The Federal Reserve also has supervisory authority over the Company.

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

Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that its critical accounting estimates include determining the allowance for loan losses, the fair value of the Company’s financial instruments, and the valuation of deferred tax assets, financial instruments, and other fair value measurements. Actual results could differ significantly from those estimates.

Subsequent Events - The Company has evaluated events and transactions subsequent to December 31, 2019 for potential recognition or disclosure.

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

Other investments - Other investments on the balance sheet consists of investments in stock of Federal Home Loan Bank, Federal Reserve Bank, Pacific Coast Banker’s Bancshares and Neocova Corporation.

As a Federal Reserve member bank, the Bank is required to own stock in the Federal Reserve Bank of San Francisco (FRB) in an amount based on its capital. The recorded amount of the FRB stock equals its fair value because the shares can only be redeemed by the FRB at their par value. The investment in FRB stock was $2,363,000 and $1,899,000 at December 31, 2019 and 2018, respectively.

The Bank, as a member of the Federal Home Loan Bank of Des Moines (FHLB), is required to maintain an investment in capital stock of FHLB in an amount equal to 4% of advances outstanding, plus 0.12% of total assets from the prior fiscal year end. The recorded amount of FHLB stock equals its fair value because the shares can only be redeemed by FHLB at the $1 per share par value. The investment in FHLB stock was $1,542,000 and $1,767,000 at December 31, 2019 and 2018, respectively.

The investment in Pacific Coast Banker’s Bancshares (PCBB) stock consists of an equity security. This investment is carried at its cost of $100,000 at December 31, 2019 and 2018, which approximates its fair value.

The Company purchased a $500,000 equity interest which consists of 9,000 shares of stock and is carried at cost at December 31, 2019, which approximates its fair value.  This is a new investment for 2019, therefore there was no balance as of December 31, 2018. The Company elects to account for the investment under ASC 321 Investments – Equity Securities without Readily Determinable Value.  The investment will be held at cost minus impairment, the measurement should be applied until the investment does not qualify for the measurement election (e.g., if the investment has a readily determinable fair value). The Company will reassess at each reporting period whether this equity investment without a readily determinable fair value qualifies to be measured at cost minus impairment.

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

Loans held-for-sale - Loans held-for-sale consist of the guaranteed portion of SBA loans and United States Department of Agriculture (USDA) loans the Company intends to sell after origination and are reflected at the lower of aggregate cost or fair value. Loans are generally sold with servicing of the sold portion retained by the Company when the sale of the loan occurs, the premium received is combined with the estimated present value of future cash flows on the related servicing asset and recorded as a gain on sale of loans in noninterest income. There were no loans held for sale at December 31, 2019 and 2018.

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

SBA and USDA servicing - The Company accounts for SBA and USDA servicing rights as separately recognized servicing rights and initially measure them at fair value. Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The Company subsequently measures each SBA and USDA servicing asset using the amortization method. Under the amortization method, servicing assets are amortized into noninterest income in proportion to, and over the period of, estimated net servicing income. The amortized assets are assessed for impairment or increased obligations, at the loan level, based on the fair value of each reporting date. As of December 31, 2019 and 2018, SBA and USDA servicing assets totaled $350,000 and $395,000, respectively, and are included in other assets on the balance sheets, and SBA and USDA loans serviced totaled $21,498,000 and $20,966,000, as of December 31, 2019 and 2018 respectively.

Reserve for unfunded commitments - A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Company’s commitment to lend funds under existing agreements, such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based on review of individual credit facilities, current economic conditions, and risk characteristics of the various categories of commitments and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and adjustments are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance for loan losses. Provision for unfunded commitments losses are added to the reserve for unfunded commitments, which is included in the other liabilities section of the consolidated balance sheets.  The reserve for unfunded commitments was $422,000 and $304,000 as of December 31, 2019 and 2018, respectively.

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

Federal income taxes - The Company and the Bank file a consolidated federal income tax return. Deferred federal income taxes result from temporary differences between the tax basis of assets and liabilities, and their reported amounts in the financial statements. Deferred taxes are temporary differences that will be recognized in future periods. As changes in tax law or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Taxes are paid by the Bank to the Company based on the separate taxable income of the Bank. The Company and Bank maintain their records on the accrual basis of accounting for financial reporting and for income tax reporting purposes. With few exceptions, the Company is no longer subject to income tax examination for years before 2016.

As of December 31, 2019 and 2018, the Company had no unrecognized tax benefits. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in other noninterest expense. There were no interest and penalties assessed during 2019 or 2018.

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

Business Segments - The Company is managed by legal entity and not by lines of business. The entity’s primary business is that of a traditional banking institution, gathering deposits and originating loans for portfolio in its market areas. The Bank offers a wide variety of deposit products to their customers. Lending activities include the origination of real estate, commercial and industrial, and consumer loans. Interest income on loans is the Company’s primary source of revenue, and is supplemented by interest income from investment securities, deposit service charges, and other service provided activities. In addition to traditional banking services the Company also has a CCBX division which provides BaaS offerings that enable broker dealers and digital financial service providers to offer their clients banking services.  The performance of the Company is reviewed and monitored by the Company’s executive management on a daily basis and the Board of Directors reviews and monitors the performance of the Company at minimum, on a monthly basis. The Company has determined that its current business and operations consist of a single reporting segment and, therefore, segment disclosures are not required.

Advertising costs - Advertising costs are expensed as incurred or over the period of the campaign/promotion. Advertising costs in the amount of $393,000 and $391,000 were expensed during the year ended December 31, 2019 and 2018, respectively.

Reclassifications - Certain amounts reported in prior years' consolidated financial statements have been reclassified to conform to the current presentation with no effect on shareholders’ equity or net income.

Note 2 - Recent accounting standards

Accounting Standards Adopted in 2019

On January 1, 2019, the Company adopted ASU No 2016-02, Leases (Topic 842). The new standard requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 was effective for us on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. The Company elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and have not restated comparative periods.

Our operating leases relate primarily to office space and bank branches. As a result of implementing ASU 2016-02, an operating lease right-of-use ("ROU") asset of $9.4 million and an operating lease liability of $9.6 million was recognized on January 1, 2019, with no impact on the consolidated statement of income or consolidated statement of cash flows compared to the prior lease accounting model. The ROU asset and operating lease liability are recorded on the face on the consolidated balance sheets. See Note 6 - Leases for additional information.

On January 1, 2019, the Company adopted ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.  This ASU was issued to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  Previously, these awards were recorded at the fair value of consideration received or the fair value of the equity instruments issued and was measured as of the earlier of the commitment date or the date performance was completed. The amendments in this ASU require the awards to be measured at the grant-date fair value of the equity instrument.  ASU No. 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The adoption of ASU No. 2018-07 did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

In September 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendment is effective for annual periods beginning after December 15, 2019 and interim period within those annual periods. As a smaller reporting company our implementation will be effective January 1, 2023.  The Company is actively assessing the data and the model needs and are evaluating the impact of adopting the amendment. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

Note 3 - Investment Securities

The amortized cost and fair values of investment securities at the date indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2019
Available-for-sale
U.S. Treasury securities	$24,988	$1	$(44)	$24,945
U.S. Government agencies	3,000	-	(1)	2,999
U.S. Agency collateralized mortgage obligations	129	-	-	129
U.S. Agency residential mortgage-backed securities	27	-	-	27
Municipals	257	3	-	260
Total available-for-sale securities	28,401	4	(45)	28,360
Held-to-maturity
U.S. Agency residential mortgage-backed securities	4,350	-	(21)	4,329
Total investment securities	$32,751	$4	$(66)	$32,689

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2018
Available-for-sale
U.S. Treasury securities	$34,831	$-	$(1,590)	$33,241
U.S. Government agencies	3,000	-	(43)	2,957
U.S. Agency collateralized mortgage obligations	172	-	(3)	169
U.S. Agency residential mortgage-backed securities	39	-	(1)	38
Municipals	259	-	(4)	255
Total available-for-sale securities	38,301	-	(1,641)	36,660
Held-to-maturity
U.S. Agency residential mortgage-backed securities	1,262	-	(57)	1,205
Total investment securities	$39,563	$-	$(1,698)	$37,865

The amortized cost and fair value of debt securities at December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers in mortgage backed securities or obligations may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are shown separately, since they are not due at a single maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Amounts maturing in
One year or less	$22,990	$22,988	$-	$-
After one year through five years	5,255	5,216	-	-
After five years through ten years	-	-	-	-
	28,245	28,204	-	-
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	156	156	4,350	4,329
	$28,401	$28,360	$4,350	$4,329

Investment securities with carrying values of $16,843,000 and $19,678,000 at December 31, 2019 and December 31, 2018 respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

There were 5 investment securities sold totaling $30.0 million using the year ended December 31, 2019 resulting in gross gains of $242,000 and gross losses of $71,000, respectively.  There were  no sales of investment securities during the year ended December 31, 2018.

Information pertaining to securities with gross unrealized losses at the dates indicated, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
December 31, 2019
Available-for-sale
U.S. Treasury securities	$9,994	$(3)	$4,956	$(41)	$14,950	$(44)
U.S. Government agencies	-	-	2,999	(1)	2,999	(1)
Total available-for-sale securities	9,994	(3)	7,955	(42)	17,949	(45)
Held-to-maturity
U.S. Agency residential mortgage-backed securities	3,140	(14)	1,189	(7)	4,329	(21)
Total investment securities	$13,134	$(17)	$9,144	$(49)	$22,278	$(66)
December 31, 2018
Available-for-sale
U.S. Treasury securities	$-	$-	$33,241	$(1,590)	$33,241	$(1,590)
U.S. Government agencies	-	-	2,957	(43)	2,957	(43)
U.S. Agency collateralized mortgage obligations	-	-	169	(3)	169	(3)
Municipals	-	-	255	(4)	255	(4)
U.S. Agency residential mortgage-backed securities	38	(1)	-	-	38	(1)
Total available-for-sale securities	38	(1)	36,622	(1,640)	36,660	(1,641)
Held-to-maturity
U.S. Agency residential mortgage-backed securities	-	-	1,205	(57)	1,205	(57)
Total investment securities	$38	$(1)	$37,827	$(1,697)	$37,865	$(1,698)

At December 31, 2019 and December 31, 2018, there were 6 and  12 securities, respectively, in an unrealized loss position. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. The Company does not consider these securities to be other than temporarily impaired at December 31, 2019 and December 31, 2018.

Note 4 - Loans and Allowance for Loan Losses

The composition of the loan portfolio is as follows as of the periods indicated:

	December 31,	December 31,
	2019	2018
	(dollars in thousands)
Commercial and industrial loans	$111,401	$90,390
Real estate loans:
Construction, land, and land development	97,034	64,045
Residential real estate	115,011	94,745
Commercial real estate	613,398	515,959
Consumer and other loans	4,214	3,584
Gross loans receivable	941,058	768,723
Net deferred origination fees and premiums	(1,955)	(824)
Loans receivable	$939,103	$767,899

Included in consumer and other loans are overdrafts of $26,000 and $36,000 at December 31, 2019 and December 31, 2018, respectively. The Company has pledged loans totaling $163,522,000 and $155,029,000 at December 31, 2019 and December 31, 2018, respectively, for borrowing lines at the FHLB and FRB.

The balance of SBA and USDA loans and participations serviced for others totaled $21,498,000 and $24,878,000 at December 31, 2019 and December 31, 2018, respectively.

The Company, at times, purchases individual whole loans at fair value as of the acquisition date. Purchased loans with remaining balances totaled $32,937,000 and $45,368,000 as of December 31, 2019 and December 31, 2018, respectively. Unamortized premiums totaled $527,000 and $701,000 as of December 31, 2019 and December 31, 2018, respectively, and are amortized into interest income over the life of the loans.

The Company has purchased participation loans with remaining balances totaling $31,352,000 and $36,561,000 as of December 31, 2019 and December 31, 2018, respectively.

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

Construction, land and land development loans – The Company originates loans for the construction of 1-4 family, multifamily, and CRE properties in the Company’s market area. Construction loans are considered to have higher risks due to construction completion and timing risk, the ultimate repayment being sensitive to interest rate changes, government regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans, as adverse economic conditions may negatively impact the real estate market, which could affect the borrower’s ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change. The Company occasionally originates land loans for the purpose of facilitating the ultimate construction of a home or commercial building. The primary risks include the borrower’s ability to pay and the inability of the Company to recover its investment due to a material decline in the fair value of the underlying collateral.

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

Consumer and other loans – The Company originates a limited number of consumer loans, generally for banking customers only, which consist primarily of home equity lines of credit, saving account secured loans, and auto loans. This loan category also includes overdrafts. Repayment of these loans is dependent on the borrower’s ability to pay and the fair value of the underlying collateral.

The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2019
Commercial and industrial loans	$143	$965	$1,108	$110,293	$111,401	$-
Real estate loans:
Construction, land and land development	-	-	-	97,034	97,034	-
Residential real estate	-	65	65	114,946	115,011	-
Commercial real estate	417	-	417	612,981	613,398	-
Consumer and other loans	4	-	4	4,210	4,214	-
	$564	$1,030	$1,594	$939,464	$941,058	$-
Less net deferred origination fees and premiums					(1,955)
Loans receivable					$939,103

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2018
Commercial and industrial loans	$171	$494	$665	$89,725	$90,390	$-
Real estate loans:
Construction, land and land development	823	-	823	63,222	64,045	-
Residential real estate	-	72	72	94,673	94,745	-
Commercial real estate	-	-	-	515,959	515,959	-
Consumer and other loans	2	-	2	3,582	3,584	-
	$996	$566	$1,562	$767,161	$768,723	$-
Less net deferred origination fees and premiums					(824)
Loans receivable					$767,899

A summary of information pertaining to impaired loans as of the period indicated:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	(dollars in thousands)
December 31, 2019
Commercial and industrial loans	$1,431	$965	$-	$965	$-
Real estate loans:
Residential real estate	73	65	-	65	-
Commercial real estate	-	-	-	-	-
Consumer loans	2	-	2	2	2
Total	$1,506	$1,030	$2	$1,032	$2

December 31, 2018
Commercial and industrial loans	$766	$493	$-	$493	$-
Real estate loans:
Residential real estate	74	72	-	72	-
Commercial real estate	1,491	1,261	-	1,261	-
Total	$2,331	$1,826	$-	$1,826	$-

The following tables summarize the average recorded investment and interest income recognized on impaired loans by loan class for the year ended December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
			(dollars in thousands)
Commercial and industrial loans	$1,026	$-	$1,103	$28
Real estate loans:
Construction, land and land development	-	-	-	-
Residential real estate	69	-	306	5
Commercial real estate	252	-	1,288	-
Consumer loans	1	-	-	-
Total	$1,348	$-	$2,697	$33

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

The following table presents troubled debt restructurings by accrual versus nonaccrual status and by loan class as of December 31, 2018.  There were no troubled debt restructurings at December 31, 2019.

	Accrual Status	Nonaccrual Status	Total Restructured Loans
	(dollars in thousands)
December 31, 2018
Commercial real estate	$-	$1,261	$1,261

No loans were restructured in the year ended December 31, 2019 and December 31, 2018 that qualified as troubled debt restructurings.   The Company has no commitments to loan additional funds to borrowers whose loans were classified as troubled debt restructurings at December 31, 2019, as there were no outstanding troubled debt restructurings at December 31, 2019.

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

An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	December 31,	December 31,
	2019	2018
	(dollars in thousands)
Commercial and industrial loans	$965	$493
Real estate loans:
Residential real estate	65	72
Commercial real estate	-	1,261
Total nonaccrual loans	$1,030	$1,826

Credit Quality and Credit Risk

Federal regulations require that the Company periodically evaluate the risks inherent in its loan portfolio. In addition, the Company’s regulatory agencies have authority to identify problem loans and, if appropriate, require them to be reclassified. There are three classifications for problem loans: Substandard, Doubtful, and Loss. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of loans classified as Substandard, with additional characteristics that suggest the weaknesses make collection or recovery in full after liquidation of collateral questionable on the basis of currently existing facts, conditions, and values. There is a high possibility of loss in loans classified as Doubtful. A loan classified as Loss is considered uncollectible and of such little value that continued classification of the credit as a loan is not warranted. If a loan or a portion thereof is classified as Loss, it must be charged-off, meaning the amount of the loss is charged against the allowance for loan losses, thereby reducing that reserve. The Company also classifies some loans as Watch or Other Loans Especially Mentioned (OLEM). Loans classified as Watch are performing assets and classified as pass credits but have elements of risk that require more monitoring than other performing loans and are reported in the OLEM column in the following table. Loans classified as OLEM are assets that continue to perform but have shown deterioration in credit quality and require close monitoring.

Loans by credit quality risk rating are as follows as of the periods indicated:

	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
December 31, 2019
Commercial and industrial loans	$104,911	$4,740	$1,750	$-	$111,401
Real estate loans:
Construction, land, and land development	97,034	-	-	-	97,034
Residential real estate	114,823	123	65	-	115,011
Commercial real estate	608,773	4,625	-	-	613,398
Consumer and other loans	4,212	-	2	-	4,214
	$929,753	$9,488	$1,817	$-	941,058
Less net deferred origination fees and premiums					(1,955)
Loans receivable					$939,103
December 31, 2018
Commercial and industrial loans	$84,859	$3,908	$1,623	$-	$90,390
Real estate loans:
Construction, land, and land development	55,666	8,379	-	-	64,045
Residential real estate	94,548	125	72	-	94,745
Commercial real estate	512,151	2,547	1,261	-	515,959
Consumer and other loans	3,584	-	-	-	3,584
	$750,808	$14,959	$2,956	$-	768,723
Less net deferred origination fees and premiums					(824)
Loans receivable					$767,899

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

The following tables summarize the allocation of the allowance for loan loss, as well as the activity in the allowance for loan loss attributed to various segments in the loan portfolio, as of and for the year ended December 31, 2019:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
ALLL balance, December 31, 2018	$2,039	$1,806	$1,647	$2,648	$77	$1,190	$9,407
Provision for loan losses or (recapture)	677	1,014	422	507	54	(130)	2,544
	2,716	2,820	2,069	3,155	131	1,060	11,951
Loans charged-off	(355)	(75)	-	(29)	(35)	-	(494)
Recoveries of loans previously charged-off	5	-	-	-	8	-	13
Net (charge-offs) recoveries	(350)	(75)	-	(29)	(27)	-	(481)
ALLL balance, December 31, 2019	$2,366	$2,745	$2,069	$3,126	$104	$1,060	$11,470
ALLL amounts allocated to
Individually evaluated for impairment	$-	$-	$-	$-	$2	$-	$2
Collectively evaluated for impairment	2,366	2,745	2,069	3,126	102	1,060	11,468
ALLL balance, December 31, 2019	$2,366	$2,745	$2,069	$3,126	$104	$1,060	$11,470
Loans individually evaluated for impairment	$965	$-	$65	$-	$2		$1,032
Loans collectively evaluated for impairment	110,436	97,034	114,946	613,398	4,212		940,026
Loan balance, December 31, 2019	$111,401	$97,034	$115,011	$613,398	$4,214		$941,058

The following tables summarize the allocation of the allowance for loan loss, as well as the activity in the allowance for loan loss attributed to various segments in the loan portfolio, as of and for the year ended December 31, 2018:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)

ALLL balance, December 31, 2017	$1,864	$1,063	$1,343	$2,014	$43	$1,690	$8,017
Provision for loan losses or (recapture)	579	743	239	718	47	(500)	1,826
	2,443	1,806	1,582	2,732	90	1,190	9,843
Loans charged-off	(408)	-	-	(84)	(27)	-	(519)
Recoveries of loans previously charged-off	4	-	65	-	14	-	83
Net (charge-offs) recoveries	(404)	-	65	(84)	(13)	-	(436)
ALLL balance, December 31, 2018	$2,039	$1,806	$1,647	$2,648	$77	$1,190	$9,407
ALLL amounts allocated to
Individually evaluated for impairment	-	-	-	-	-	-	-
Collectively evaluated for impairment	2,039	1,806	1,647	2,648	77	1,190	9,407
ALLL balance, December 31, 2018	$2,039	$1,806	$1,647	$2,648	$77	$1,190	$9,407
Loans individually evaluated for impairment	$493	-	$72	$1,261	-		$1,826
Loans collectively evaluated for impairment	89,897	64,045	94,673	514,698	3,584		766,897
Loan balance, December 31, 2018	$90,390	$64,045	$94,745	$515,959	$3,584		$768,723

Note 5 – Premises and Equipment

The investment in premises and equipment consisted of the following at December 31:

	2019	2018
	(dollars in thousands)
Land	$2,673	$2,426
Buildings	7,525	7,429
Leasehold Improvements	3,906	3,439
Furniture	1,991	1,894
Equipment	3,708	3,439
Software	600	772
Projects in process	62	332
.	20,465	19,731
Less accumulated depreciation and amortization	(7,357)	(6,564)
Premises and equipment, net	$13,108	$13,167

Depreciation and amortization on premises and equipment charged to expense totaled $1,241,000 and $1,071,000 for the years ended December 31, 2019 and 2018, respectively.

Note 6 – Leases

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

The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating lease liabilities. The weighted average discount rate used to discount operating lease liabilities at December 31, 2019 was 3.3%.

The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantees.

Operating leases with terms of 12 months or less are not included in ROU assets and operating lease liabilities recorded in our consolidated balance sheets. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis. During the third quarter of 2019 the Bank entered into a new lease in Arlington, WA, that will serve as a new branch location.  The Arlington property was purchased through a LLC owned by the Company, and the Bank will lease that property from the LLC.  As of December 31, 2019, the Company does not have any leases that have not yet commenced.  At December 31, 2019, lease expiration dates ranged from two to 26 years, with additional renewal options on certain leases typically ranging from 5 to 10 years. At December 31, 2019, the dollar weighted average remaining lease term for the Company’s operating leases was 9.5 years.

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $1.4 million and $1.2 million, respectively, for the years ended December 31, 2019 and 2018. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following sets forth, as of December 31, 2019, the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew:

December 31,
(dollars in thousands)	2019
2020	$1,322
2021	1,309
2022	1,314
2023	1,325
2024	919
2025 and thereafter	4,033
Total lease payments	10,222
Less: amounts representing interest	1,543
Present value of lease liabilities	$8,679

The Company leases its Silver Lake and Everett facilities from related parties (Note 12).  Office space at a small number of branches is leased and sub-leased to a few tenants on month-to-month and multi-year leases.  In 2018 a long-term renter did not renew their lease.  Lease and sublease income was $58,000 and $81,000 for 2019 and 2018, respectively.

The following table sets forth the future minimum income receivable under noncancelable operating leases and subleases as of December 31, 2019:

December 31,
(dollars in thousands)	2019
2020	$121
2021	118
2022	115
2023	74
2024	62
Thereafter	-
$490

The following table presents the components of total lease expense and operating cash flows for the year ended December 31, 2019:

December 31,
(dollars in thousands)	2019
Lease expense:
Operating lease expense	$1,323
Variable lease expense	148
Total lease expense (1)	$1,471
Cash paid:
Cash paid reducing operating lease liabilities	$1,451

(1) Included in net occupancy expense in the Consolidated Statements of Income.

Note 7 - Deposits

The composition of consolidated deposits consisted of the following at the periods indicated:

	December 31,	December 31,
	2019	2018
	(dollars in thousands)
Demand, noninterest bearing	$371,243	$293,525
Now and money market	437,908	349,952
Savings	53,365	52,572
Total core deposits	862,516	696,049
BaaS brokered deposits	23,586	10,521
Time deposits less than $250,000	51,644	62,272
Time deposits $250,000 and over	30,213	34,772
Total deposits	$967,959	$803,614

The following table presents the maturity distribution of time deposits as of December 31, 2019 (dollars in thousands):

Twelve months	$60,618
One to two years	15,739
Two to three years	3,588
Three to four years	464
Four to five years	1,448
$81,857

Note 8 – Federal Home Loan Bank Advances and Other Borrowings

At December 31, 2019 and 2018 the Company had $10,000,000 and $20,000,000, respectively, in overnight FHLB advances.  The advances are secured by a blanket pledge of eligible collateral including first lien single family and multi-family mortgages with a carrying value of $119,695,000 and $112,117,000 at December 31, 2019 and 2018, respectively.  The Company has available borrowing capacity of an additional $74,891,000 from FHLB at December 31, 2019, subject to certain collateral requirements and with interest at then stated rate.

The following table summarizes activities in advances from the FHLB for the periods indicated:

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Average balance outstanding	$746	$1,900
Maximum amount outstanding at any month-end during the year	20,000	20,000
Balance outstanding at year end	10,000	20,000
Weighted average interest rate during the year	2.30%	2.07%

The Company has established an $8,000,000 unsecured line of credit with interest payable at the then-stated rate, with PCBB, which expires in June 2020.  There were no borrowings on this line at December 31, 2019 or 2018.

The Company has established a Borrower-in-Custody (BIC) arrangement with the FRB, which is secured by eligible loans, with interest payable at the then-stated rate.  At December 31, 2019, the Company had pledged commercial real estate loans totaling $43,827,000, which provided available borrowing capacity of $21,448,000.  At December 31, 2018, the Company had pledged commercial real estate loans totaling $42,912,000, which provided available borrowing capacity of $20,780,000.  There were no borrowings outstanding on this line of credit at December 31, 2019 or 2018.

Note 9 – Subordinated Debt

At December 31, 2019 and 2018, the Company’s subordinated debt was as follows:

	Aggregate Principal Amount December 31, 2019	Aggregate Principal Amount December 31, 2018
	(dollars in thousands)
Total liability, at par	$10,000	$10,000
Less: unamortized debt issuance costs	(21)	(35)
Total liability, at carrying value	$9,979	$9,965
Stated Maturity:	August 1, 2026
Interest Rate:	Fixed @ 5.65% 5 years; then Wall Street Prime +2.5% starting August 1, 2021

On July 29, 2016, the Company issued a subordinated note payable to Banterra Bank. The $10,000,000 note, maturing on August 1, 2026, is fixed for five years at 5.65%, and thereafter is variable at a floating rate, calculated quarterly, based on the Wall Street Journal prime rate plus 2.5%. Interest is paid quarterly. Principal payments of $500,000 per quarter commence November 1, 2021, in conjunction with the floating rate period. Interest expense of $587,000 was recognized during 2019 and 2018, and accrued interest payable on this note totaled $96,000 at December 31, 2019 and 2018.

Note 10 – Junior Subordinated Debentures

At December 31, 2019 and 2018, the Company’s junior subordinated debentures were as follows:

Coastal (WA) Statutory Trust I	Aggregate Principal Amount December 31, 2019	Aggregate Principal Amount December 31, 2018
	(dollars in thousands)
Total liability, at par	$3,609	$3,609
Less: unamortized debt issuance costs	(26)	(28)
Total liability, at carrying value	$3,583	$3,581
Stated Maturity:	December 15, 2034
Interest Rate Spread:	Three-month LIBOR +2.10%

On December 15, 2004, the Company issued $3,609,000 floating rate junior subordinated debentures to Coastal (WA) Statutory Trust I, which was formed for the issuance of trust preferred securities. The debentures bear interest at three-month LIBOR plus 2.10% (3.99% and 4.88% at December 31, 2019 and 2018, respectively). Interest is payable quarterly. Interest expense of $168,000 and $157,000 was recognized during 2019 and 2018, respectively, and accrued interest payable on these securities totaled $6,000 and $7,000 at December 31, 2019 and 2018, respectively. There are no principal payments due on these debentures in the next five years.

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

Note 11 – Federal Income Taxes

The components of the federal income tax for the Company consisted of the following at December 31:

	2019	2018
	(dollars in thousands)
Current tax expense	$4,022	$2,923
Deferred tax benefit	(561)	(382)
Total tax expense	$3,461	$2,541

At December 31, 2019 the current net income tax receivable was $191,000 and at December 31, 2018 the net income tax payable was $216,000.

A reconciliation of the income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to the income before income taxes is as follows for the year ended December 31:

	2019		2018
	(dollars in thousands)
	Amount	Rate	Amount	Rate
Federal income tax at statutory rate	$3,499	21.0%	$2,571	21.0%
Effect of tax-exempt interest income	(98)	(0.6)	(70)	(0.6)
Stock-based compensation	64	0.4	42	0.4
Bank owned life insurance earnings	(41)	(0.2)	(39)	(0.3)
Other	37	0.2	37	0.3
	$3,461	20.8%	$2,541	20.8%

The Company did not record or accrue any interest and penalties related to income taxes for the years ended December 31, 2019 or 2018.  The Company and Bank have entered into a tax allocation agreement, which provides that income taxes shall be allocated between the parties on a separate monthly basis.  The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

The net deferred tax asset consists of the following temporary differences and carryforward items at December 31:

	2019	2018
	(dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$2,409	$1,975
Lease liability	1,761	-
Accrued expenses	334	178
Deferred compensation	205	226
Allowance for unfunded commitments	89	64
Nonqualified stock options	88	52
Interest on nonaccrual loans	28	59
Deferred income	21	34
Net unrealized loss on available-for-sale securities	9	345
Total deferred tax assets	4,944	2,933

Deferred tax liabilities:
Right of use asset	(1,748)	-
Depreciation and amortization	(453)	(415)
Total deferred tax liabilities	(2,201)	(415)
Net deferred tax asset	$2,743	$2,518

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is regularly assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon its analysis of available evidence, including recent profitability, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of December 31, 2019 will be fully realized and therefore no valuation allowance was recorded.

At December 31, 2019, the Company had no federal net operating loss carryforwards or tax credit carryforwards. The Company files federal income tax returns.  Federal tax returns for the 2016 tax year and later are open for examination. The total amount of unrecognized tax benefits, including interest and penalties, at December 31, 2019 was not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

Note 12 – Related Party Transactions

During 2019 and 2018, the Company had transactions made in the ordinary course of business with certain of its executive officers and directors. All loans included in such transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

A summary of loan transactions follows:

	2019	2018
	(dollars in thousands)
Beginning Balance January 1	$9,753	$5,189
Additions	1,420	6,831
Payments	(858)	(2,267)
Ending Balance December 31	$10,315	$9,753

The Company held deposits of $3,022,000 and $3,168,000 from directors, principal shareholders and executive officers at December 31, 2019 and 2018, respectively.

As discussed in Note 5, the Company leases two facilities from related parties. The Silver Lake facility is leased under a noncancelable operating lease from an entity that is owned by a director. The lease was renewed in 2018 and amended at a market rate for ten years, with two renewal options of five years each. Payments are $15,000 a month and increase annually based on changes in the Consumer Price Index. The director has a related party loan with the Company that is secured by the Silver Lake facility and totals $1,811,000 at December 31, 2019. The Everett branch facility is leased from a group of investors, one of which is a director. The Everett lease originated in 1997 for ten years and has been renewed through March 2024. Monthly rent under the Everett lease is $46,000 for the remaining lease term. Rents paid during 2019 and 2018 under these related party leases totaled $728,000 and $721,000, respectively.

Note 13 – Commitments and Contingencies

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

At December 31, 2019 and 2018, the Company had a reserve for unfunded commitments of $422,000 and $304,000, respectively, included in other liabilities on the consolidated balance sheet.

Financial instruments whose contract amount represents credit risk were as follows at December 31:

	2019	2018
	(dollars in thousands)
Commitments to extend credit
Commercial and industrial	$66,563	$47,033
Construction - commercial real estate	42,371	33,128
Construction - residential real estate	21,361	30,269
Commercial real estate	9,888	12,871
Residential real estate	19,082	12,543
Other	1,181	656
Total commitments to extend credit	$160,446	$136,500
Standby letters of credit	$2,250	$2,331

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

The Company also has agreements with certain key officers that provide for potential payments upon retirement, disability, termination, change in control and death.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. No losses were incurred in 2019 or 2018 under these commitments.

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

Note 14 – Concentration of Credit Risk

Most of the Company’s business activity is with customers who are concentrated in the state of Washington. Investments in municipal securities involve governmental entities within the state. Generally, amounts placed or invested in bank accounts are insured by the FDIC up to $250,000 per bank. Uninsured deposits in bank accounts at December 31, 2019 and 2018, totaled $54,354,000 and $36,055,000, respectively.  Loans are generally limited, by state banking regulations, to 20% of the Bank’s capital and surplus. The Company manages asset quality and controls credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Company regularly utilizes real estate as collateral to reduce the risk of credit loss in the loan portfolio. As of December 31, 2019 and 2018, the Company has a concentration of credit in commercial real estate. Commercial real estate loans are typically secured by the Bank’s first lien position on the subject property. Standby letters of credit were granted primarily to commercial borrowers.

Note 15 - Stock-Based Compensation

Stock Options and Restricted Stock

On April 30, 2018, the Company’s shareholders approved the Coastal Financial Corporation 2018 Omnibus Incentive Plan (2018 Plan). The 2018 Plan authorizes the Company to grant awards, including but not limited to, stock options and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. The 2018 Plan replaces both the 2006 Plan and our Directors’ Stock Bonus Plan (2006 Plan). Existing awards will vest under the terms granted and no further awards will be made under these previous plans. Shares available to be granted under the 2018 plan were 361,411 at December 31, 2019.

Stock Option Awards

In January 2019, the Company granted 26,737 nonqualified stock options under the 2018 Plan to an employee, which vest ratably over 10 years. The Company also granted 99,100 qualified stock options under the 2019 Plan to employees, which vest ratably over 10 years.

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

The following assumptions were used to estimate the value of options granted under the 2018 Plan as applicable in the period indicated:

Year Ended December 31, 2019
Expected term	10.0
Expected stock price volatility	48.79%
Risk-free interest rate	2.74%
Expected dividends	Zero
Weighted average grant date fair value	$9.22

A summary of stock option activity under the Company’s Plan during the year ended December 31, 2019:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	688,310	$6.39	6.38	6,094,217
Granted	125,837	14.91
Exercised	(19,530)	6.20
Forfeited or expired	(10,400)	8.81
Outstanding at December 31, 2019	784,217	$7.73	5.95	6,586,968
Vested or expected to vest at December 31, 2019	784,217	$7.73	5.95	6,586,968
Exercisable at December 31, 2019	271,221	$6.07	4.28	2,820,827

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the year ended December 31, 2019 was $185,000. The intrinsic value of options exercised during the year ended December 31, 2018 was $193,000.

As of December 31, 2019, there was $2,326,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. Total unrecognized compensation costs is adjusted for unvested forfeitures. The Company expects to recognize that cost over a weighted-average period of approximately 7.4 years.   Compensation expense recorded related to stock options was $391,000 and $276,000 for the years ended December 31, 2019 and 2018, respectively.

Restricted Stock Awards

The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.

As of December 31, 2019 there was $52,000 of total unrecognized compensation cost related to nonvested restricted stock awards.  The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 7.0 years.  Compensation expense recorded related to restricted stock awards was $8,000 and $3,000 for the years ended December 31, 2019 and 2018, respectively.

A summary of the Company’s nonvested shares at December 31, 2019 and changes during the year is presented below:

Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested shares at December 31, 2018	14,415	$9.12	$88,580
Granted	2,352	14.91
Forfeited	(1,200)	6.25
Vested	(5,310)	7.33
Nonvested shares at December 31, 2019	10,257	$11.71	$48,864

Director’s Stock Bonus

The Company adopted and subsequently amended the Director’s Stock Bonus Plan (Bonus Plan). The Bonus Plan was replaced on April 30, 2018, when the shareholders approved the 2018 Omnibus Incentive Plan.

The Bonus Plan granted shares with a total market value of $5,000 per director, per year, with the exception of the board chairman receiving $7,500 per year, and committee chairmen receiving $6,250 per year. Directors unable to receive stock will receive cash in lieu upon completion of the vesting period. Cash awards are recognized over the vesting period and recorded in other liabilities until paid. The amended Bonus Plan would have expired on May 31, 2018 but was replaced on April 30, 2018 by the 2018 Plan. Awards previously granted under the Bonus Plan will vest under the term granted.

Directors are now granted shares with a total market value of $5,000 per director under the 2018 Plan.  Directors unable to receive stock will receive cash ($5,000) in lieu upon completion of the vesting period.

In January 2019, there were 2,352 shares granted to seven directors at an estimated fair value of $14.91 per share. During 2018, there were 4,405 shares granted to five directors at an estimated fair value of $7.10 per share. Compensation expense recorded related to the Plan totaled $32,000 and $31,000 for the years ended December 31, 2019 and 2018, respectively.

Note 16 – Employee Benefit Plans

401(k) plan - The Company has a combined 401(k) and profit-sharing plan covering substantially all employees. Contributions to the 401(k) plan may consist of matching contributions for employees.  Match eligibility coincides with the first of the month following hire date in accordance with the 401(k) plan. Matching contributions are usually equal to a percentage of employee compensation.

The Company determines and sets 401(k) contributions each year. Company matching contributions will be approved by the board of directors annually on a discretionary basis. In 2019 and 2018, the Company provided matching contributions totaling $578,000 and $436,000, respectively.

Deferred compensation plan - The Company established a deferred compensation plan in 2003 for certain management personnel. Two former employees were covered by this plan and the plan is now distributing benefits to these retired individuals. The plan was designed to help supplement retirement benefits for participants. The benefits may be funded by bank-owned life insurance policies. The life insurance policies had a cash surrender value of $6,882,000 and $6,688,000 at December 31, 2019 and 2018, respectively. Liabilities to employees, which are being accrued over the life of the participant’s Plan, were $974,000 and $1,078,000 at December 31, 2019 and 2018, respectively. Compensation expense related to this Plan was $72,000 and $78,000 for the years ended December 31, 2019 and 2018, respectively. Payments of accrued benefits totaling $175,000 were made during 2019 and 2018.

Note 17 - Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital and common equity Tier 1 capital to risk- weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (as defined). According to regulatory guidelines, only the amount of deferred tax assets that can be realized within the next 12 months based on projected taxable income is allowed in the computation. There were no disallowed deferred tax assets at December 31, 2019 and 2018.

Under the capital adequacy guidelines on the regulatory framework for prompt corrective action (as set forth in the table on the next page), the Bank met the criteria to be considered well capitalized as of December 31, 2019 and 2018. Such determination has been made based on the Bank’s Tier 1, common equity Tier 1 total capital, and leverage ratios. There have been no conditions or events since December 31, 2019, that management believes would change the Bank’s category.

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2019 was 2.50% and for 2018 was 1.875%. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes the Bank exceeds all capital adequacy requirements to which they are subject, including the Basel III rules, as of December 31, 2019.

The Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2019
Leverage Capital (to average assets)
Consolidated	$127,524	11.64%	$43,806	4.00%	$54,758	5.00%
Bank Only	122,904	11.22%	43,801	4.00%	54,751	5.00%
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Consolidated	124,024	12.78%	43,659	4.50%	63,064	6.50%
Bank Only	122,904	12.43%	44,504	4.50%	64,283	6.50%
Tier I Capital (to risk-weighted assets)
Consolidated	127,524	13.14%	58,213	6.00%	77,617	8.00%
Bank Only	122,904	12.43%	59,338	6.00%	79,118	8.00%
Total Capital (to risk-weighted assets)
Consolidated	149,416	15.40%	77,617	8.00%	97,021	10.00%
Bank Only	134,796	13.63%	79,118	8.00%	98,897	10.00%
December 31, 2018
Leverage Capital (to average assets)
Consolidated	$113,807	12.46%	$36,529	4.00%	$45,661	5.00%
Bank Only	103,597	11.35%	36,524	4.00%	45,655	5.00%
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Consolidated	110,307	13.70%	36,238	4.50%	52,343	6.50%
Bank Only	103,597	12.84%	36,294	4.50%	52,425	6.50%
Tier I Capital (to risk-weighted assets)
Consolidated	113,807	14.13%	48,317	6.00%	64,423	8.00%
Bank Only	103,597	12.84%	48,392	6.00%	64,253	8.00%
Total Capital (to risk-weighted assets)
Consolidated	133,518	16.58%	64,423	8.00%	80,528	10.00%
Bank Only	113,308	14.05%	64,523	8.00%	80,653	10.00%

Note 18 - Shareholders’ Equity

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

On September 26, 2018 all 100,000 shares of Class B nonvoting common stock were exchanged for voting common stock on terms and conditions approved by the Company’s board of directors. At December 31, 2019 and 2018, there were zero  shares of Class B nonvoting common stock issued and outstanding.

On September 26, 2018, 261,444 Class C shares were exchanged for 261,444 shares of common stock on terms and conditions approved by the Company’s board of directors. There were zero  shares of Class C nonvoting common stock issued and outstanding, at December 31, 2019 and 2018.

Note 19 - Fair Value Measurements

The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	December 31, 2019		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$16,555	$16,555	$16,555	-	-
Interest earning deposits with other banks	111,259	111,259	111,259	-	-
Investment securities	32,710	32,689	24,945	7,744	-
Other investments	4,505	4,505	-	4,005	500
Loans receivable, net (1)	927,633	922,046	-	-	922,046
Accrued interest receivable	2,980	2,980	-	2,980	-
Financial liabilities
Deposits (1)	$967,959	967,804	$-	$967,804	$-
FHLB advances	10,000	10,000	-	10,000	-
Subordinated debt	9,979	9,879	-	9,879	-
Junior subordinated debentures	3,583	3,214	-	3,214	-
Accrued interest payable	308	308	-	308	-

	December 31, 2018		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$16,315	$16,315	$16,315	$-	$-
Interest earning deposits with other banks	109,467	109,467	109,467	-	-
Investment securities	37,922	37,865	33,241	4,624	-
Other investments	3,766	3,766	-	3,766	-
Loans receivable, net	758,491	743,354	-	—	743,354
Accrued interest receivable	2,526	2,526	-	2,526	-
Financial liabilities
Deposits	$803,614	802,645	$-	$802,645	$-
FHLB advances	20,000	20,000	-	20,000	-
Subordinated debt	9,965	9,804	-	9,804	-
Junior subordinated debentures	3,581	3,265	-	3,265	-
Accrued interest payable	279	279	-	279	-

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

Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
December 31, 2019
Available-for-sale
U.S. Treasury securities	$24,945	$-	$-	$24,945
U.S. Government agencies	-	2,999	-	2,999
U.S. Agency collateralized mortgage obligations	-	129	-	129
U.S. Agency residential mortgage-backed securities	-	27	-	27
Municipals	-	260	-	260
	$24,945	$3,415	$-	$28,360

December 31, 2018
Available-for-sale
U.S. Treasury securities	$33,241	$-	$-	$33,241
U.S. Government agencies	-	2,957	-	2,957
U.S. Agency collateralized mortgage obligations	-	169	-	169
U.S. Agency residential mortgage-backed securities	-	38	-	38
Municipals	-	255	-	255
	$33,241	$3,419	$-	$36,660

The following methods were used to estimate the fair value of the class of financial instruments above:

Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2019 and December 31, 2018. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets measured at fair value using significant unobservable inputs (Level 3)

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the dates indicated:

	Valuation Technique	Unobservable Inputs	December 31, 2019 Weighted Average Rate	December 31, 2018 Weighted Average Rate
Impaired loans	Collateral valuations	Discount to appraised value	10%	9%

Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
December 31, 2019
Impaired loans	$-	$-	$1,030	$1,030
Total	$-	$-	$1,030	$1,030

December 31, 2018
Impaired loans	$-	$-	$493	$493
Total	$-	$-	$493	$493

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

Note 20 – Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income.  The following table presents the Company’s noninterest income by revenue stream for the years ended December 31:

	2019	2018
	(dollars in thousands)
Deposit service charges
Interchange income	$1,354	$1,436
Merchant service fees	494	455
Overdraft fees	479	464
Other	780	706
BaaS fees	2,060	709
Loan referral fees	1,438	618
Gain on sale of loans (1)	490	264
Mortgage broker fees	447	215
Earnings on life insurance (1)	194	188
Gain on sale of securities (1)	171	-
Loan servicing fees (1)	70	138
Lease and sublease income (1)	58	81
Other (2)	223	193
Total noninterest income	$8,258	$5,467

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

Merchant Service Fees: The Company earns a percentage of fees from cardholder transactions conducted through a third-party payment network provider. The Company is obligated to provide sales, customer support, marketing, deployment and installation of equipment, and savings analysis to merchant service customers. An exclusivity agreement is in place between the Company and the third-party payment network provider. Fees are recognized on a monthly basis, as earned. Merchant service fees are included in Services Charges on Deposit Accounts in the consolidated statements of income.

BaaS Fees: The Company earns fees, governed by contract arrangements that are evaluated and accounted for individually, for providing banking services to customers of third-party companies. Fees are recorded gross and recognized on a monthly basis, as earned.

Loan Referral Fees: The Company earns loan referral fees when the Company originates a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. The Company recognizes the loan referral fee for arranging the interest rate swap.

Mortgage Broker Fees: Mortgage broker fees are governed by contract arrangements executed with a third-party mortgage company. The Company earns broker fees by partially underwriting mortgage loans and referring qualified loans to the third-party mortgage company. Revenue is recognized at the date the mortgage company funds the mortgage loan. The contract arrangement includes a fee reimbursement requirement for funded mortgage loans that pay off within three months of origination.

Note 21 - Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Year ended
	December 31, 2019	December 31, 2018
	(dollars in thousands, except share data)
Net Income	$13,201	$9,701
Basic weighted average number common shares outstanding	11,896,258	10,440,740
Dilutive effect of share-based compensation	299,862	168,024
Diluted weighted average number common shares outstanding	12,196,120	10,608,764
Basic earnings per share	$1.11	$0.93
Diluted earnings per share	$1.08	$0.91

For year ended December 31, 2019 and 2018, options and RSAs to purchase an additional 138,089 and 9,000 shares of common stock, respectively, were not included in the computation of diluted earnings per common share because their effect resulted in them being antidilutive.

Note 22 – Parent Company Only Condensed Financial Information

Condensed financial information of Coastal Financial Corporation follows:

	December 31,	December 31,
	2019	2018
ASSETS
Cash	$13,861	$20,252
Investment in trust equities	109	109
Investment in subsidiaries	123,322	102,445
Other investments	500	-
Other assets	52	6
TOTAL ASSETS	$137,844	$122,812
LIABILITIES AND SHAREHOLDERS' EQUITY
Junior subordinated debentures, net of issuances costs	$3,583	$3,581
Subordinated debt, net of debt issuance costs	9,979	9,965
Interest and dividends payable	102	103
Other liabilities	7	7
Shareholders' equity	124,173	109,156
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$137,844	$122,812

	Year ended December 31,
	2019	2018
INCOME
Interest bearing deposits	$5	$5
Total income	5	5
EXPENSE
Interest expense	755	744
Other expenses	209	85
Total expense	964	829
Loss before income taxes and undistributed net income of subsidiary	(959)	(824)
Equity in undistributed income of consolidated subsidiaries	13,960	10,360
Income tax benefit	(200)	(165)
NET INCOME	$13,201	$9,701

	Year ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,201	$9,701
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed income of consolidated subsidiaries	(13,960)	(10,360)
Stock-based compensation	33	31
(Increase) decrease in other assets	(46)	18
Increase in other liabilities	15	10
Net cash used by operating activities	(757)	(600)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(5,255)	(15,000)
Investments in other	(500)	-
Net cash used by investing activities	(5,755)	(15,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net	-	33,243
Proceeds from exercise of stock options	121	357
Net cash provided by financing activities	121	33,600
NET CHANGE IN CASH	(6,391)	18,000
Cash, beginning of year	20,252	2,252
Cash, end of year	$13,861	$20,252