Form 10-Q
period 2020-03-31
COASTAL FINANCIAL CORP
filed 2020-05-08
CIK 1437958

No

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 6, 2020 there were 11,925,913 shares of the issuer’s common stock outstanding.

COASTAL FINANCIAL CORPORATION

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. Any statements about our management’s expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. All forward-looking statements, expressed or implied, included herewith are expressly qualified in their entirety by the cautionary statements contained or referred to herein. The inclusion of forward-looking information in this report should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

Factors that may affect our results are disclosed in “Item 1A. Risk Factors” in Part II of this report and in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”).  Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the economic and uncertainties associated with the COVID-19 pandemic; our expected future financial results; the overall health of the local and national real estate market; the credit risk associated with our loan portfolio, and specifically with our commercial real estate loans; business and economic conditions generally and in the financial services industry, nationally and within our market area; our ability to maintain an adequate level of allowance for loan losses; our ability to successfully manage liquidity risk; our ability to implement our growth strategy and manage costs effectively; the composition of our senior leadership team and our ability to attract and retain key personnel; our ability to raise additional capital to implement our business plan; changes in market interest rates and impacts of such changes on our profits and business; the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; interruptions involving our information technology and telecommunications systems or third-party servicers; our ability to maintain our reputation; increased competition in the financial services industry; regulatory guidance on commercial lending concentrations; our partnership with broker-dealers and digital financial service providers; the effectiveness of our risk management framework; the costs and obligations associated with being a publicly traded company; the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject; the extensive regulatory framework that applies to us; the impact of recent and future legislative and regulatory changes; and other changes in banking, securities and tax laws and regulations, and their application by our regulators; the impact on the Company's operations due to epidemic illnesses and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions; the impact of benchmark interest rate reform in the U.S. and implementation of alternative reference rates, such as the Secured Overnight Funding Rate, to the London Interbank Offered Rate ("LIBOR"); fluctuations in the value of the securities held in our securities portfolio; governmental monetary and fiscal policies; material weaknesses in our internal control over financial reporting; and our success at managing the risks involved in the foregoing items.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Furthermore, many of these risks and uncertainties are currently amplified by and may continue to be amplified by or may, in the future, be amplified by, the recent outbreak of the COVID-19 pandemic and the impact of varying governmental responses that affect our customers and the economies where they operate. You are cautioned not to place undue reliance on forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)

ASSETS
	March 31,	December 31,
	2020	2019
Cash and due from banks	$14,124	$16,555
Interest earning deposits with other banks (restricted cash of $0 and $27,355 at March 31, 2020 and December 31, 2019, respectively)	115,112	111,259
Investment securities, available for sale, at fair value	15,469	28,360
Investment securities, held to maturity, at amortized cost	4,290	4,350
Other investments	5,723	4,505
Loans receivable	1,005,180	939,103
Allowance for loan losses	(12,925)	(11,470)
Total loans receivable, net	992,255	927,633
Premises and equipment, net	14,195	13,108
Operating lease right-of-use assets	8,228	8,493
Accrued interest receivable	3,014	2,980
Bank-owned life insurance, net	6,931	6,882
Deferred tax asset, net	2,735	2,743
Other assets	1,995	1,658
Total assets	$1,184,071	$1,128,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$1,005,062	$967,959
Federal Home Loan Bank (FHLB) advances	24,999	10,000
Subordinated debt
Principal amount $10,000 (less unamortized debt issuance costs of $18 and $21 at March 31, 2020 and December 31, 2019, respectively)	9,982	9,979
Junior subordinated debentures
Principal amount $3,609 (less unamortized debt issuance costs of $26 at March 31, 2020 and December 31, 2019)	3,583	3,583
Deferred compensation	947	974
Accrued interest payable	310	308
Operating lease liabilities	8,419	8,679
Other liabilities	3,603	2,871
Total liabilities	1,056,905	1,004,353
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at March 31, 2020 and December 31, 2019; issued and outstanding: zero shares at March 31, 2020 and December 31, 2019	-	-
Common stock, no par value:
Authorized: 300,000,000 shares at March 31, 2020 and December 31, 2019; 11,929,413 voting shares at March 31, 2020 issued and outstanding and 11,913,885 voting shares at December 31, 2019 issued and outstanding	87,166	86,983
Retained earnings	39,946	37,222
Accumulated other comprehensive income (loss), net of tax	54	(32)
Total shareholders’ equity	127,166	124,173
Total liabilities and shareholders’ equity	$1,184,071	$1,128,526

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except for per share data)

	Three months ended March 31,
	2020	2019
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$12,627	$10,419
Interest on interest earning deposits with other banks	358	808
Interest on investment securities	119	153
Dividends on other investments	16	14
Total interest income	13,120	11,394
INTEREST EXPENSE
Interest on deposits	1,554	1,436
Interest on borrowed funds	202	191
Total interest expense	1,756	1,627
Net interest income	11,364	9,767
PROVISION FOR LOAN LOSSES	1,578	540
Net interest income after provision for loan losses	9,786	9,227
NONINTEREST INCOME
Deposit service charges and fees	723	726
BaaS fees	579	446
Loan referral fees	1,053	633
Mortgage broker fees	162	85
Sublease and lease income	30	10
Gain on sales of loans, net	-	(11)
Other income	124	95
Total noninterest income	2,671	1,984
NONINTEREST EXPENSE
Salaries and employee benefits	5,683	4,558
Occupancy	927	994
Data processing	551	529
Director and staff expenses	270	240
Excise taxes	203	165
Marketing	112	94
Legal and professional fees	323	409
Federal Deposit Insurance Corporation (FDIC) assessments	70	75
Business development	125	102
Other expense	755	496
Total noninterest expense	9,019	7,662
Income before provision for income taxes	3,438	3,549
PROVISION FOR INCOME TAXES	714	741
NET INCOME	$2,724	$2,808
Basic earnings per common share	$0.23	$0.24
Diluted earnings per common share	$0.22	$0.23
Weighted average number of common shares outstanding:
Basic	11,909,248	11,884,107
Diluted	12,208,175	12,183,234

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three months ended March 31,
	2020	2019
NET INCOME	$2,724	$2,808
OTHER COMPREHENSIVE INCOME, before tax
Securities available-for-sale
Unrealized holding gain during the period	109	321
Income tax benefit related to unrealized holding gain	(23)	(68)
OTHER COMPREHENSIVE INCOME, net of tax	86	253
COMPREHENSIVE INCOME	$2,810	$3,061

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2018	11,893,203	$86,431	$24,021	$(1,296)	$109,156
Net income	-	-	2,808	-	2,808
Issuance of restricted stock awards	2,352	-	-	-	-
Exercise of stock options	7,160	42	-	-	42
Stock-based compensation	-	106	-	-	106
Other comprehensive income	-	-	-	253	253
BALANCE, March 31, 2019	11,902,715	$86,579	$26,829	$(1,043)	$112,365

BALANCE, December 31, 2019	11,913,885	$86,983	$37,222	$(32)	$124,173
Net income	-	-	2,724	-	2,724
Issuance of restricted stock awards	6,248	-	-	-	-
Exercise of stock options	9,280	54	-	-	54
Stock-based compensation	-	129	-	-	129
Other comprehensive income	-	-	-	86	86
BALANCE, March 31, 2020	11,929,413	$87,166	$39,946	$54	$127,166

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,724	$2,808
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,578	540
Depreciation and amortization	309	304
Loss on disposition of fixed assets	3	-
Decrease in operating lease right-of-use assets	265	244
Decrease in operating lease liabilities	(260)	(205)
Gain on sales of loans	-	11
Net discount accretion on investment securities	(4)	(7)
Stock-based compensation	129	106
Bank-owned life insurance earnings	(49)	(47)
Deferred tax (benefit) expense	(15)	(45)
Net change in other assets and liabilities	339	(1,584)
Total adjustments	2,295	(683)
Net cash provided by operating activities	5,019	2,125
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest earning deposits with other banks	(31,208)	(127,292)
Change in other investments, net	(1,218)	166
Principal paydowns of investment securities available-for-sale	8	18
Principal paydowns of investment securities held-to-maturity	56	14
Maturities and calls of investment securities available-for-sale	13,000	-
Purchase of participation loans	-	(7,000)
Increase in loans receivable, net	(66,200)	(16,216)
Purchases of premises and equipment, net	(1,399)	(154)
Net cash used by investing activities	(86,961)	(150,464)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and money market, and savings	30,210	174,657
Net increase (decrease) in time deposits	6,893	(1,775)
Net repayments from short term FHLB borrowing	(10,000)	(20,000)
Net advances from long term FHLB borrowing	24,999	-
Proceeds from exercise of stock options	54	42
Net cash provided by financing activities	52,156	152,924
NET CHANGE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	(29,786)	4,585
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	43,910	40,319
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of quarter	$14,124	$44,904
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$1,754	$1,563
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$109	$321
In conjunction with ASU 2016-02 as detailed in Note 6 to the Unaudited Consolidated Financial Statements, the following assets and liabilities were recognized:
Operating lease right-of-use assets	$-	$9,549
Operating lease liabilities	$-	$9,714

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of operations - Coastal Financial Corporation (“Corporation” or “Company”) is a registered bank holding company whose wholly owned subsidiary is Coastal Community Bank (“Bank”). The Company is a Washington state corporation that was organized in 2003. The Bank was incorporated and commenced operations in 1997 and is a Washington state-chartered commercial bank and Federal Reserve System (“Federal Reserve”) state member bank.

The Company provides a full range of banking services to small and medium-sized businesses, professionals, and individuals throughout the greater Puget Sound area through its 14 branches in Snohomish, Island, and King Counties, the Internet, and its mobile banking application. The Company plans to open its 15th branch in Arlington, Washington in the second quarter 2020.  The Bank’s main branch and the headquarters of the Bank and Company are located in Everett, Washington. The Bank’s deposits are insured in whole or in part by the FDIC. The Bank’s loans and deposits are primarily within the greater Puget Sound area, and the Bank’s primary funding source is deposits from customers. The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.

Financial statement presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting requirements and with instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2020. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for future periods.

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

Subsequent Events - The Company has evaluated events and transactions subsequent to March 31, 2020 for potential recognition or disclosure.  To the extent any events and conditions exist, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements other than those listed below.

The quarter ended March 31, 2020 closed amid an unprecedented global COVID-19 pandemic that is impacting the economic health of our community and nation.  The Company is working with the Small Business Administration (“SBA”) to offer assistance to small businesses as provided in the recently passed Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).  As of May 6, 2020, the Company has funded SBA Paycheck Protection Program (“PPP”) loan requests for 1,874 borrowers and $393.4 million, impacting over 35,325 employees in our communities. As part of the Paycheck Protection Program Liquidity Facility, the Company pledged 327 of these loans, or $111.1 million as of May 6, 2020, which provides an additional source of funding for the PPP loans.  The Company is also in contact with borrowers with existing loans that have been impacted by COVID-19.  The Company expects to continue to restructure payments for existing loan customers during this uncertain time to help alleviate financial hardships and are deferring payments on over 215 loans representing $196.1 million in loans as of May 6, 2020.  In accordance with GAAP and interagency guidance issued on March 22, 2020, short-term modifications, made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief, are not classified as troubled debt restructurings.

On May 1, 2020 the Company entered into a Purchase and Sale agreement to purchase property in Freeland, WA, for a cash consideration of $875,000.  The Company currently leases and occupies the property, which is the location of their Freeland Branch.  The purchase is expected to be completed during the second quarter of 2020.

Accounting policies – Our complete accounting policies are described in Note 1, summary of significant accounting policies of the Company’s audited consolidated financial statements as of and for the years ended December 31, 2019 and 2018 included in the Company’s Annual Report Form 10-K filed with the SEC on March 12, 2020.

Reclassifications - Certain amounts reported in prior quarters' consolidated financial statements have been reclassified to conform to the current presentation with no effect on stockholders’ equity or net income.

Note 2 - Recent accounting standards

Recent Accounting Guidance

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (the “agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, Receivables – Troubled Debt Restructurings by Creditors, a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the Financial Accounting Standards Board (“FASB”) that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is not expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time. See Note 4 of the Condensed Consolidated Financial Statements of this Report for disclosure of the impact to date.

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

Note 3 - Investment Securities

The amortized cost and fair values of investment securities at the date indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
March 31, 2020
Available-for-sale
U.S. Treasury securities	$14,997	$69	$-	$15,066
U.S. Agency collateralized mortgage obligations	124	4	-	128
U.S. Agency residential mortgage-backed securities	24	-	-	24
Municipal bonds	256	-	(5)	251
Total available-for-sale securities	15,401	73	(5)	15,469
Held-to-maturity
U.S. Agency residential mortgage-backed securities	4,290	20	(8)	4,302
Total investment securities	$19,691	$93	$(13)	$19,771

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2019
Available-for-sale
U.S. Treasury securities	$24,988	$1	$(44)	$24,945
U.S. Government agencies	3,000	-	(1)	2,999
U.S. Agency collateralized mortgage obligations	129	-	-	129
U.S. Agency residential mortgage-backed securities	27	-	-	27
Municipal bonds	257	3	-	260
Total available-for-sale securities	28,401	4	(45)	28,360
Held-to-maturity
U.S. Agency residential mortgage-backed securities	4,350	-	(21)	4,329
Total investment securities	$32,751	$4	$(66)	$32,689

The amortized cost and fair value of debt securities at March 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers or the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are shown separately, since they are not due at a single maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
March 31, 2020
Amounts maturing in
One year or less	$9,999	$10,019	$-	$-
After one year through five years	5,254	5,298	-	-
After five years through ten years	-	-	-	-
	15,253	15,317	-	-
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	148	152	4,290	4,302
	$15,401	$15,469	$4,290	$4,302

Investment securities with carrying values of $13,809,000 and $16,843,000 at March 31, 2020 and December 31, 2019 respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

There were no sales during the three months ended March 31, 2020 and 2019.

Information pertaining to securities with gross unrealized losses at the dates indicated, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
March 31, 2020
Available-for-sale
Municipal bonds	$251	$(5)	$-	$-	$251	$(5)
Total available-for-sale securities	251	(5)	-	-	251	(5)
Held-to-maturity
U.S. Agency residential mortgage-backed securities	3,104	(8)	-	-	3,104	(8)
Total investment securities	$3,355	$(13)	$-	$-	$3,355	$(13)

December 31, 2019
Available-for-sale
U.S. Treasury securities	$9,994	$(3)	$4,956	$(41)	$14,950	$(44)
U.S. Government agencies	-	-	2,999	(1)	2,999	(1)
Total available-for-sale securities	9,994	(3)	7,955	(42)	17,949	(45)
Held-to-maturity
U.S. Agency residential mortgage-backed securities	3,140	(14)	1,189	(7)	4,329	(21)
Total investment securities	$13,134	$(17)	$9,144	$(49)	$22,278	$(66)

At March 31, 2020 and December 31, 2019, there were three and six securities in an unrealized loss position, respectively. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect that it will be required to sell the investments. The decline is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. The Company does not consider these securities to be other than temporarily impaired at March 31, 2020 and December 31, 2019.

Note 4 - Loans and Allowance for Loan Losses

The composition of the loan portfolio is as follows as of the periods indicated:

	March 31,	December 31,
	2020	2019
		(dollars in thousands)
Commercial and industrial loans	$122,667	$111,401
Real estate loans:
Construction, land, and land development	119,668	97,034
Residential real estate	117,821	115,011
Commercial real estate	643,488	613,398
Consumer and other loans	3,695	4,214
Gross loans receivable	1,007,339	941,058
Net deferred origination fees and premiums	(2,159)	(1,955)
Loans receivable	$1,005,180	$939,103

Included in consumer and other loans are overdrafts of $19,000 and $26,000 at March 31, 2020 and December 31, 2019, respectively. The Company has pledged loans totaling $168,864,000 and $163,522,000 at March 31, 2020 and December 31, 2019, respectively, for borrowing lines at the FHLB and Federal Reserve Bank (“FRB”).

The balance of SBA and United States Department of Agriculture (“USDA”) loans was $34,434,000 and $36,592,000 at March 31, 2020 and December 31, 2019, respectively.  Included in these totals is SBA and USDA loans serviced for others totaling $20,928,000 and $21,498,000 at March 31, 2020 and December 31, 2019, respectively.

The Company, at times, purchases individual loans at fair value as of the acquisition date. Purchased loans with remaining balances totaled $30,418,000 and $32,937,000 as of March 31, 2020 and December 31, 2019, respectively. Unamortized premiums totaled $484,000 and $527,000 as of March 31, 2020 and December 31, 2019, respectively, and are amortized into interest income over the life of the loans.

The Company has purchased participation loans with remaining balances totaling $32,876,000 and $31,352,000 as of March 31, 2020 and December 31, 2019, respectively.

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

Construction, land and land development loans – The Company originates loans for the construction of 1-4 family, multifamily, and Commercial Real Estate (“CRE”) properties in our market area. Construction loans are considered to have higher risks due to construction completion and timing risk, the ultimate repayment being sensitive to interest rate changes, government regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans, as adverse economic conditions may negatively impact the real estate market, which could affect the borrower’s ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change. The Company occasionally originates land loans for the purpose of facilitating the ultimate construction of a home or commercial building. The primary risks include the borrower’s ability to pay and the inability of the Company to recover its investment due to a material decline in the fair value of the underlying collateral.

Residential real estate loans - Residential real estate loans include various types of loans for which the Company holds real property as collateral. Included in this segment are first lien single family loans, which are occasionally purchased to diversify the Company’s loan portfolio, and rental portfolios secured by one-to-four family homes. The primary risks of residential real estate loans include the borrower’s inability to pay, material decreases in the value of the collateral, and significant increases in interest rates which may make the loan unprofitable.

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

The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
March 31, 2020
Commercial and industrial loans	$4	$699	$703	$121,964	$122,667	$-
Real estate loans:
Construction, land and land development	-	-	-	119,668	119,668	-
Residential real estate	-	64	64	117,757	117,821	-
Commercial real estate	414	-	414	643,074	643,488	-
Consumer and other loans	-	-	-	3,695	3,695	-
	$418	$763	$1,181	$1,006,158	$1,007,339	$-
Less net deferred origination fees and premiums					(2,159)
Loans receivable					$1,005,180

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2019
Commercial and industrial loans	$143	$965	$1,108	$110,293	$111,401	$-
Real estate loans:
Construction, land and land development	-	-	-	97,034	97,034	-
Residential real estate	-	65	65	114,946	115,011	-
Commercial real estate	417	-	417	612,981	613,398	-
Consumer and other loans	4	-	4	4,210	4,214	-
	$564	$1,030	$1,594	$939,464	941,058	$-
Less net deferred origination fees and premiums					(1,955)
Loans receivable					$939,103

A summary of information pertaining to impaired loans as of the period indicated:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	(dollars in thousands)
March 31, 2020
Commercial and industrial loans	$1,099	$699	$-	$699	$-
Real estate loans:
Residential real estate	72	64	-	64	-
Total	$1,171	$763	$-	$763	$-

December 31, 2019
Commercial and industrial loans	$1,431	$965	$-	$965	$-
Real estate loans:
Residential real estate	73	65	-	65	-
Consumer	2	-	2	2	2
Total	$1,506	$1,030	$2	$1,032	$2

The following tables summarize our average recorded investment and interest income recognized on impaired loans by loan class for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020		March 31, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial and industrial loans	$840	$-	$588	$-
Real estate loans:
Residential real estate	64	-	73	-
Commercial real estate	-	-	658	-
Consumer loans	1	-	-	-
Total	$905	$-	$1,319	$-

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

No loans were restructured in the three months ended March 31, 2020 and March 31, 2019 that qualified as TDRs. The Company has no commitments to loan additional funds to borrowers whose loans were classified as troubled debt restructurings at March 31, 2020, as there were no outstanding troubled debt restructurings at March 31, 2020.

The Company is in contact with borrowers with existing loans that have been impacted by COVID-19.  The Company is working on restructuring payments for loan customers during this uncertain time to help alleviate financial hardships, deferring payments on 52 loans, representing $37,862,000, as of March 31, 2020.  In accordance with GAAP and interagency guidance issued on March 22, 2020, these short-term modifications, made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief, are not considered troubled debt restructurings.

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

An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Commercial and industrial loans	$699	$965
Real estate loans:
Residential real estate	64	65
Total nonaccrual loans	$763	$1,030

Credit Quality and Credit Risk

Federal regulations require that the Company periodically evaluate the risks inherent in its loan portfolio. In addition, the Company’s regulatory agencies have authority to identify problem loans and, if appropriate, require them to be reclassified. There are three classifications for problem loans: Substandard, Doubtful, and Loss. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of loans classified as Substandard, with additional characteristics that suggest the weaknesses make collection or recovery in full after liquidation of collateral questionable on the basis of currently existing facts, conditions, and values. There is a high possibility of loss in loans classified as Doubtful. A loan classified as Loss is considered uncollectible and of such little value that continued classification of the credit as a loan is not warranted. If a loan or a portion thereof is classified as Loss, it must be charged-off, meaning the amount of the loss is charged against the allowance for loan losses, thereby reducing that reserve. The Company also classifies some loans as Watch or Other Loans Especially Mentioned (“OLEM”). Loans classified as Watch are performing assets and classified as pass credits but have elements of risk that require more monitoring than other performing loans and are reported in the OLEM column in the following table. Loans classified as OLEM are assets that continue to perform but have shown deterioration in credit quality and require close monitoring.

Loans by credit quality risk rating are as follows as of the periods indicated:

	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
March 31, 2020
Commercial and industrial loans	$115,982	$1,182	$5,503	$-	$122,667
Real estate loans:
Construction, land, and land development	119,668	-	-	-	119,668
Residential real estate	117,284	473	64	-	117,821
Commercial real estate	637,297	6,191	-	-	643,488
Consumer and other loans	3,695	-	-	-	3,695
	$993,926	$7,846	$5,567	$-	1,007,339
Less net deferred origination fees					(2,159)
Loans receivable					$1,005,180

December 31, 2019
Commercial and industrial loans	$104,911	$4,740	$1,750	$-	$111,401
Real estate loans:
Construction, land, and land development	97,034	-	-	-	97,034
Residential real estate	114,823	123	65	-	115,011
Commercial real estate	608,773	4,625	-	-	613,398
Consumer and other loans	4,212	-	2		4,214
	$929,753	$9,488	$1,817	$-	941,058
Less net deferred origination fees					(1,955)
Loans receivable					$939,103

Allowance for Loan Losses

The Company’s allowance for loan losses (“ALLL”) covers estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated probable losses inherent in the remainder of the loan portfolio. The ALLL is prepared using the information provided by the Company’s credit review process together with economic information gathered from published sources.  Qualitative factors that are included in the analysis include industry data and data from peer institutions.

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

The Company’s provision for credit losses of $1.6 million during the quarter ended March 31, 2020 is related to the growth in the loan portfolio along with an increase in qualitative factors primarily related to the uncertainties in the economic outlook from the COVID-19 pandemic. The Company is not required to implement the provisions of the Current Expected Credit Loss (“CECL”) accounting standard until January 1, 2023 and is continuing to account for the allowance for loan losses under the incurred loss model.

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio, as of and for the three months ended March 31, 2020:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Three Months Ended March 31, 2020
ALLL balance, December 31, 2019	$2,366	$2,745	$2,069	$3,126	$104	$1,060	$11,470
Provision for loan losses or (recapture)	589	902	163	763	(3)	(836)	1,578
	2,955	3,647	2,232	3,889	101	224	13,048
Loans charged-off	(119)	-	-	-	(5)	-	(124)
Recoveries of loans previously charged-off	1	-	-	-	-	-	1
Net (charge-offs) recoveries	(118)	-	-	-	(5)	-	(123)
ALLL balance, March 31, 2020	$2,837	$3,647	$2,232	$3,889	$96	$224	$12,925

As of March 31, 2020
ALLL amounts allocated to
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	2,837	3,647	2,232	3,889	96	224	12,925
ALLL balance, March 31, 2020	$2,837	$3,647	$2,232	$3,889	$96	$224	$12,925
Loans individually evaluated for impairment	$699	$-	$64	$-	$-		$763
Loans collectively evaluated for impairment	121,968	119,668	117,757	643,488	3,695		1,006,576
Loan balance, March 31, 2020	$122,667	$119,668	$117,821	$643,488	$3,695		$1,007,339

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio, as of and for the three months ended March 31, 2019:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Three Months Ended March 31, 2019
ALLL balance, December 31, 2019	$2,039	$1,806	$1,647	$2,648	$77	$1,190	$9,407
Provision for loan losses or (recapture)	29	46	(24)	131	6	352	540
	2,068	1,852	1,623	2,779	83	1,542	9,947
Loans charged-off	-	-	-	(29)	(5)	-	(34)
Recoveries of loans previously charged-off	1	-	-	-	1	-	2
Net (charge-offs) recoveries	1	-	-	(29)	(4)	-	(32)
ALLL balance, March 31, 2019	$2,069	$1,852	$1,623	$2,750	$79	$1,542	$9,915

As of March 31, 2019
ALLL amounts allocated to
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	2,069	1,852	1,623	2,750	79	1,542	9,915
ALLL balance, March 31, 2019	$2,069	$1,852	$1,623	$2,750	$79	$1,542	$9,915
Loans individually evaluated for impairment	$493	$-	$71	$-	$-		$564
Loans collectively evaluated for impairment	91,755	65,686	94,672	535,896	3,583		791,592
Loan balance, March 31, 2019	$92,248	$65,686	$94,743	$535,896	$3,583		$792,156

The following table summarizes the allocation of the ALLL attributed to various segments in the loan portfolio as of December 31, 2019.

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
As of December 31, 2019
ALLL amounts allocated to
Individually evaluated for impairment	$-	$-	$-	$-	$2	$-	$2
Collectively evaluated for impairment	2,366	2,745	2,069	3,126	102	1,060	11,468
ALLL balance, December 31, 2019	$2,366	$2,745	$2,069	$3,126	$104	$1,060	$11,470
Loans individually evaluated for impairment	$965	$-	$65	$-	$2		$1,032
Loans collectively evaluated for impairment	110,436	97,034	114,946	613,398	4,212		940,026
Loan balance, December 31, 2019	$111,401	$97,034	$115,011	$613,398	$4,214		$941,058

Note 5 - Deposits

The composition of consolidated deposits consisted of the following at the periods indicated:

	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Demand, noninterest bearing	$345,503	$371,243
NOW and money market	492,054	437,908
Savings	54,851	53,365
BaaS-brokered deposits	23,904	23,586
Time deposits less than $250,000	58,366	51,644
Time deposits $250,000 and over	30,384	30,213
Total deposits	$1,005,062	$967,959

The following table presents the maturity distribution of time deposits as of March 31, 2020 (dollars in thousands):

Twelve months	$71,226
One to two years	12,269
Two to three years	3,136
Three to four years	772
Four to five years	1,347
$88,750

Note 6 - Leases

The Company has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception.

The Company adopted the provisions of ASU 2016-02 (Topic 842) on January 1, 2019. Operating lease right-of-use (“ROU”) assets represent a right to use an underlying asset for the contractual lease term. Operating lease liabilities represent an obligation to make lease payments arising from the lease.  Operating lease ROU assets and operating lease liabilities were recognized in our Unaudited Consolidated Balance Sheets for leases that existed at the adoption date, based on the present value of lease payments over the remaining lease term.  ROU assets were further adjusted for lease incentives.  Operating leases entered into after the adoption date were recognized as an operating lease ROU asset and operating lease liability at the commencement date of the new lease.

The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating lease liabilities. There were no new leases during the period.

The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantees.

Operating leases with terms of 12 months or less are not included in ROU assets and operating lease liabilities recorded in our consolidated balance sheets. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis.  As of March 31, 2020, the Company does not have any leases that have not yet commenced.  At March 31, 2020, lease expiration dates ranged from two to 26 years, with additional renewal options on certain leases typically ranging from 5 to 10 years. At March 31, 2020, the weighted average remaining lease term for the Company’s operating leases was 10.6 years.

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $343,000 and $371,000, respectively, for the three months ended March 31, 2020 and 2019. Variable lease components, such as inflation adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew, at March 31, 2020:

March 31,
(dollars in thousands)	2020
April 1, 2020 to December 31, 2020	$992
2021	1,309
2022	1,314
2023	1,324
2024	919
2025 and thereafter	4,034
Total lease payments	9,892
Less: amounts representing interest	1,473
Present value of lease liabilities	$8,419

The following table presents the components of total lease expense and operating cash flows for the three months ended March 31, 2020:

March 31,
(dollars in thousands)	2020
Lease expense:
Operating lease expense	$335
Variable lease expense	37
Total lease expense (1)	$372
Cash paid:
Cash paid reducing operating lease liabilities	$367

(1) Included in net occupancy expense in the Condensed Consolidated Statements of Income (Unaudited).

Note 7 - Stock-Based Compensation

Stock Options and Restricted Stock

On April 30, 2018, the Company’s shareholders approved the Coastal Financial Corporation 2018 Omnibus Incentive Plan (“2018 Plan”). The 2018 Plan authorizes the Company to grant awards, including but not limited to, stock options restricted stock units, and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. The 2018 Plan replaces both the Company’s 2006 Stock Option and Equity Compensation Plan (“2006 Plan”) and its Directors’ Stock Bonus Plan.  Existing awards under the previous plans will vest under the terms granted and no further awards will be made under these plans. Shares available to be granted under the 2018 Plan totaled 276,407 at March 31, 2020.

Stock Option Awards

In January 2019, the Company granted 26,737 nonqualified stock options under the 2018 Plan to an employee, which vest ratably over 10 years. In January 2019, the Company also granted 99,100 qualified stock options under the 2018 Plan to employees, which vest ratably over 10 years. The Company has not granted any stock options in 2020.

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

The following assumptions were used to estimate the value of options granted under the 2018 Plan as applicable in the period indicated:

Three months ended March 31, 2019
Expected term	10.0 years
Expected stock price volatility	48.79%
Risk-free interest rate	2.74%
Expected dividends	Zero
Weighted average grant date fair value	$9.22

A summary of stock option activity under the 2018 Plan and 2006 Plan during the three months ended March 31, 2020:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Total or Aggregate Intrinsic Value
(dollars in thousands, except per share amounts)
Outstanding at December 31, 2019	784,217	$7.73	5.95	$6,587
Granted	-	-	-
Exercised	(9,280)	5.82	-
Forfeited or expired	-	-	-
Outstanding at March 31, 2020	774,937	$7.75	5.70	$2,731
Vested or expected to vest at March 31, 2020	774,937	$7.75	5.70	$2,731
Exercisable at March 31, 2020	308,963	$6.47	4.44	$1,311

The total or aggregate intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the three months ended March 31, 2020 was $91,000 and was $69,000 for the three months ended March 31, 2019.

As of March 31, 2020, there was $2.2 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan and 2006 Plan. Total unrecognized compensation costs are adjusted for unvested forfeitures. The Company expects to recognize that cost over a weighted-average period of approximately 7.3 years.   Compensation expense recorded related to stock options was $94,000 for the three months ended March 31, 2020, and $97,000 for the three months ended March 31, 2019.

Restricted Stock Units

In February 2020, the Company granted 78,756 restricted stock units under the 2018 Plan to employees, which vest ratably over 10 years.

The fair value of restricted stock units is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock units are nonparticipating securities.

As of March 31, 2020, there was $1.4 million of total unrecognized compensation cost related to nonvested restricted stock units.  The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 9.8 years.  Compensation expense recorded related to restricted stock units was $23,000 for the three months ended March 31, 2020.  There were no restricted stock units and no compensation expense recorded related to restricted stock units for the three months ended March 31, 2019.

A summary of the Company’s nonvested shares at March 31, 2020 and changes during the three-month period is presented below:

Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
(all amounts in dollars except per share amounts)
Nonvested shares at December 31, 2019	-	$-	n/a
Granted	78,756	17.81
Forfeited	-	-
Vested	-	-
Nonvested shares at March 31, 2020	78,756	$17.81	$-

Restricted Stock Awards

Employees

In February 2020, there were 4,000 shares granted to an employee at an estimated fair value of $17.81 per share.

The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.

As of March 31, 2020, there was $120,000 of total unrecognized compensation cost related to nonvested restricted stock awards.  The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 7.4 years.  Compensation expense recorded related to restricted stock awards was $3,000 for the three months ended March 31, 2020 and was $2,000 for the three months ended March 31, 2019.

Director’s Stock Bonus

The Company adopted and subsequently amended the Director’s Stock Bonus Plan (“Bonus Plan”). The Bonus Plan would have expired on May 31, 2018 but was replaced on April 30, 2018, when the shareholders approved the 2018 Plan.

Stock is granted to directors who attended at least 75% of the scheduled board meetings during the prior year. Grants cliff vest over two years from date awarded, contingent on the director still being a director of the Company. During the vesting period, the grants are considered participating securities. Grants also immediately vest when a director has to retire from the Board due to the age requirement.

Awards previously granted under the Bonus Plan will vest under the term granted.  Under the 2018 Plan, eligible directors are granted stock with a total market value of $5,000. Directors unable to receive stock will receive cash in lieu upon completion of the vesting period. Cash awards are recognized over the vesting period and recorded in other liabilities until paid.

In February 2020, there were 2,248 shares granted to eight directors at an estimated fair value of $17.81 per share. In January 2019, there were 2,352 shares granted to seven directors at an estimated fair value of $14.91 per share. Compensation expense recorded related to the 2018 Plan totaled $9,000 for the three months ended March 31, 2020 and $8,000 for the three months ended March 31, 2019.

A summary of the Company’s nonvested shares at March 31, 2020 and changes during the three-month period is presented below:

Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
(all amounts in dollars except per share amounts)
Nonvested shares at December 31, 2019	10,257	$11.71	$48,864
Granted	6,248	17.81
Forfeited	-	-
Vested	(4,405)	7.10
Nonvested shares at March 31, 2020	12,100	$16.53	$-

Note 8 - Shareholders’ Equity

The total authorized preferred stock is 25,000,000 shares.  There were no shares of preferred stock issued and outstanding at March 31, 2020 and December 31, 2019.

The total authorized common shares is 300,000,000 shares.  At March 31, 2020 and December 31, 2019, there were 11,929,413 and 11,913,885 common shares issued and outstanding.

At March 31, 2020 and December 31, 2019 there were no shares of Class B nonvoting common stock issued and outstanding.

There were no shares of Class C nonvoting common stock issued and outstanding, at March 31, 2020 and December 31, 2019.

Note 9 - Fair Value Measurements

The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	March 31, 2020		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$14,124	$14,124	$14,124	$-	$-
Interest earning deposits with other banks	115,112	115,112	115,112	-	-
Investment securities	19,759	19,771	15,065	4,706	-
Other investments	5,723	5,723	-	4,973	750
Loans receivable, net	992,255	984,126	-	-	984,126
Accrued interest receivable	3,014	3,014	-	3,014	-
Financial liabilities
Deposits	$1,005,062	1,005,541	$-	$1,005,541	$-
FHLB advances	24,999	24,384	-	24,384	-
Subordinated debt	9,982	9,759	-	9,759	-
Junior subordinated debentures	3,583	2,803	-	2,803	-
Accrued interest payable	310	310	-	310	-

	December 31, 2019		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$16,555	$16,555	$16,555	$-	$-
Interest earning deposits with other banks	111,259	111,259	111,259	-	-
Investment securities	32,710	32,689	24,945	7,744	-
Other investments	4,505	4,505	-	4,005	500
Loans receivable, net	927,633	922,046	-	-	922,046
Accrued interest receivable	2,980	2,980	-	2,980	-
Financial liabilities
Deposits	$967,959	$967,804	$-	$967,804	$-
FHLB advances	10,000	10,000	-	10,000	-
Subordinated debt	9,979	9,879	-	9,879	-
Junior subordinated debentures	3,583	3,214	-	3,214	-
Accrued interest payable	308	308	-	308	-

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

Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
March 31, 2020
Available-for-sale
U.S. Treasury securities	$15,066	$-	$-	$15,066
U.S. Government agencies	-	—	-	—
U.S. Agency collateralized mortgage obligations	-	128	-	128
U.S. Agency residential mortgage-backed securities	-	24	-	24
Municipals	-	251	-	251
	$15,066	$403	$-	$15,469
December 31, 2019
Available-for-sale
U.S. Treasury securities	$24,945	$-	$-	$24,945
U.S. Government agencies	-	2,999	-	2,999
U.S. Agency collateralized mortgage obligations	-	129	-	129
U.S. Agency residential mortgage-backed securities	-	27	-	27
Municipals	-	260	-	260
	$24,945	$3,415	$-	$28,360

The following methods were used to estimate the fair value of the class of financial instruments above:

Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2020 and December 31, 2019. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets measured at fair value using significant unobservable inputs (Level 3)

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the dates indicated:

	Valuation Technique	Unobservable Inputs	March 31, 2020 Weighted Average Rate	December 31, 2019 Weighted Average Rate
Impaired loans	Collateral valuations	Discount to appraised value	9%	10%

Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
March 31, 2020
Impaired loans	$-	$-	$763	$763
Total	$-	$-	$763	$763

December 31, 2019
Impaired loans	$-	$-	$1,030	$1,030
Total	$-	$-	$1,030	$1,030

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

Note 10 - Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Three months ended
	March 31, 2020	March 31, 2019
	(dollars in thousands, except share data)
Net Income	$2,724	$2,808
Basic weighted average number common shares outstanding	11,909,248	11,884,107
Dilutive effect of share-based compensation	298,927	299,127
Diluted weighted average number common shares outstanding	12,208,175	12,183,234
Basic earnings per share	$0.23	$0.24
Diluted earnings per share	$0.22	$0.23
Antidilutive stock options and restricted stock outstanding	223,093	134,037

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a bank holding company that operates through our wholly owned subsidiary, Coastal Community Bank (the “Bank”). We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. We focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington. We currently operate 14 full-service banking locations, 11 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and three of which are located in neighboring counties (one in King County and two in Island County). We plan to open our 15th branch in Arlington, Washington during the second quarter 2020.  As of March 31, 2020, we had total assets of $1.18 billion, total gross loans of $1.01 billion, total deposits of $1.01 billion and total shareholders’ equity of $127.2 million.

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted by the Bank.

As a bank holding company that operates through one segment, community banking, we generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is commercial and retail deposits. We place secondary reliance on wholesale funding, primarily borrowings from the Federal Home Loan Bank (“FHLB”). Less commonly used sources of funding include borrowings from the Federal Reserve System (“Federal Reserve”) discount window, draws on established federal funds lines from unaffiliated commercial banks, brokered funds, which allows us to obtain deposits from sources that do not have a relationship with the Bank and can be obtained through certificate of deposit listing services, via the internet or through other advertising methods, or a one-way buy through an insured cash sweep (“ICS”) account, which allows us to obtain funds from other institutions that have deposited funds through ICS. Our largest expenses are salaries and related employee benefits, occupancy, interest on deposits and borrowings, data processing, and provision for loan losses. Our principal lending products are commercial real estate loans, commercial and industrial loans, residential real estate loans, construction, land and land development loans, and to a lesser extent consumer loans.

The Company's Preparations and Responses to Pandemic

As part of its ongoing risk preparation and mitigation efforts, the Company had developed a detailed plan and action measures related to a possible pandemic scenario. This pandemic plan was implemented on March 12, 2020. Subsequently, the Company initiated a series of measures to limit operational disruptions, support customer needs and to ensure the continued safety of employees, customers and vendors. Management continues to monitor and, when appropriate, make changes to our planned response. To date we have:

•	Continued to serve customers through drive throughs, call center, mobile banking, online banking and ATMs, and closed branches except for drive throughs and appointments.
•	Dispersed workforce throughout facilities in order to maximize social distancing protocols, including remote work solutions for many employees.
•

Subsequent to quarter end March 31, 2020, funded Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loan approval requests for 1,874 borrowers and $393.4 million, impacting over 35,325 employees in our communities.

•

Actively engaged borrowers and other businesses in discussion to identify short-term cash flow and other financial needs, and restructuring payments on existing loans to alleviate financial hardship per regulatory guidance. As of May 6, 2020 payments have been deferred on over 215 loans representing $196.1 million.

•	Pledged 327 PPP loans, or $111.1 million as of May 6, 2020, which provides an additional source of funding for the PPP loans, through the Paycheck Protection Program Liquidity Facility (“PPPLF”).
•	Enhanced credit monitoring on loan segments that have been most impacted by COVID-19, monitoring and tracking loan payment deferrals and customer liquidity.
•

Reviewed loans impacted by the temporary halting of non-essential construction projects resulting from the stay at home order issued by the Governor of Washington, working with contractors and extending the construction period as appropriate to compensate for the work shutdown.

•	Refreshed and analyzed the Company's liquidity, funding and capital stress forecasts and risk assumptions.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and March 31, 2019

The Company’s first quarter 2019 results were impacted by a temporary, atypically large balance held in a deposit account by a Banking as a Service (“BaaS”) client, which is not expected to occur again.  The deposits came through a BaaS relationship and not from the end customer so they are classified as brokered deposits in accordance with regulatory guidance.

The increase of BaaS-brokered deposits during the quarter ended March 31, 2019 most significantly affected the following balance sheet items: cash and cash equivalents, total assets, deposits, and total liabilities.  Cost of deposits, cost of funds, net interest margin, and net income were the most significantly impacted income statement items due to the temporary increase in BaaS-brokered deposits.  These BaaS-brokered deposits stabilized in the third quarter 2019 to a more normalized balance and remained that way through March of 2020.

Results of Operations

Net Income

Net income for the three months ended March 31, 2020, was $2.7 million, or $0.22 per diluted share, compared to $2.8 million, or $0.23 per diluted share, for the three months ended March 31, 2019. The decrease in net income over the comparable period in the prior year was attributable to a $1.0 million increase in the provision for loan losses, related to the growth in the loan portfolio along with an increase in qualitative factors related to the change in the economic outlook caused by the COVID-19 pandemic, and $1.4 million increase in noninterest expense, which includes $1.1 million more in salaries and employee benefits.   These are partially offset by $1.6 million increase in net interest income, primarily arising from increased interest earning assets from our loan growth initiatives, as well as increases in noninterest income of $420,000 in loan referral fees, and $133,000 in BaaS fees.  BaaS is a line of business that enable our broker dealer and digital financial service partners to offer their customers banking services.

Net Interest Income

Net interest income for the three months ended March 31, 2020, was $11.4 million, compared to $9.8 million for the three months ended March 31, 2019, an increase of $1.6 million, or 16.4%. The increase in net interest income consisted of a $1.7 million, or 15.1%, increase in interest income partially offset by a $129,000, or 7.9%, increase in interest expense.  The increase from prior quarter one year ago is related to increased interest income resulting from our loan growth, partially offset by increased interest expense due to growth in interest bearing deposits and a decrease in rates on existing loans that are tied to indexes, including, among others, Wall Street Journal Prime, FHLB term advance rates and LIBOR.

The growth in interest income was primarily attributable to a $184.2 million, or 23.6%, increase in average loans outstanding for the three months ended March 31, 2020, compared to the prior year period, partially offset by $30.1 million less in interest earning deposits and a 15 basis point decrease in average yield on loans.  The decrease in loan yields, as compared to the prior year period, was the result of the Federal Open Market Committee (“FOMC”) lowering rates five times since July 2019, resulting in lower rates on new and renewing loans as well as loans tied to indexes.  Contractual loan yields approximated 5.08% for the quarter ended March 31, 2020 compared to 5.22% for the quarter ended March 31, 2019.   Although we have rate floors in place for $347.7 million, or 34.5%, in existing loans, the rate reductions by the FOMC have had a corresponding impact on loan yields and subsequently the net interest margin in future periods. We have continued to focus on our loan growth initiatives, including the deepening of relationships with existing customers and developing new loan and deposit relationships with new customers. We have experienced a significant increase in commercial and industrial SBA 7(a) loans during the second quarter 2020, as small business owners apply for relief via the PPP as prescribed in the CARES Act. We primarily focus on organically growing loans through our existing lenders and by acquiring new lenders or teams to assist to grow our loan portfolio.

The increase in interest expense for the three months ended March 31, 2020 was primarily related to $57.0 million, or 10.0%, increase in average interest bearing deposits, compared to the prior year period.  The increase was partially offset by a six-basis point decrease in the cost of funds to 0.70% for the quarter ended March 31, 2020 compared to 0.76% for the quarter ended March 31, 2019.  The average rate paid on BaaS-brokered deposits decreased 1.29% compared to the prior year period, and NOW and money market accounts increased 28 basis points for the three months ended March 31, 2020.  The average rate paid on BaaS-brokered deposits was higher in the three months ended March 31, 2019 as a result of the temporary increase in BaaS-brokered deposits for that period.   The average rate paid on NOW and money market accounts in the quarter ended March 31, 2020 is the result of the recent decreased FOMC rates, compounded by continued market pressure for higher rates, which in turn resulted in lowered rates on these accounts; however, the impact of such rate decreases will be reflected in future periods, starting with second quarter 2020. The average balance of NOW and money market accounts grew $117.9 million, or 33.8%, in the three months ended March 31, 2020.  The average balance of BaaS-brokered deposits was $21.8 million for the three months ended March 31, 2020, which was down $52.3 million for the prior year period.  The average balance of savings accounts grew $1.5 million, or 2.8%, and the average balance of time deposits declined $10.1 million, or 10.7%, to $84.7 million in the three months ended March 31, 2020, in an intentional effort to focus on more on core deposit growth. We do not regularly advertise time deposit rates or money market rates, although we occasionally advertise promotional rates in targeted portions of our market area. Our branch managers, business development officers, and lenders collaborate to provide consistent and coordinated customer service and to seek deposits from new and existing customers.

For the three months ended March 31, 2020, net interest margin (annualized net interest income divided by average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 4.15% and 3.70%, respectively, compared to 4.13% and 3.69%, respectively, for the three months ended March 31, 2019.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $429,000 and $350,000 for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets
	For the Three Months Ended March 31,
	2020			2019
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost (4)	Balance	Dividends	Cost (4)
Assets
Interest earning assets:
Interest earning deposits	$103,372	$358	1.39%	$133,458	$808	2.46%
Investment securities, available for sale (1)	22,720	88	1.56	38,296	144	1.52
Investment securities, held to maturity (1)	4,321	31	2.89	1,256	9	2.91
Other investments	4,507	16	1.43	3,150	14	1.80
Loans receivable (2)	966,602	12,627	5.25	782,387	10,419	5.40
Total interest earning assets	1,101,522	13,120	4.79%	958,547	11,394	4.82%
Noninterest earning assets:
Allowance for loan losses	(11,665)			(9,623)
Other noninterest earning assets	51,596			48,145
Total assets	$1,141,453			$997,069

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$628,037	$1,554	1.00%	$571,086	$1,436	1.02%
FHLB advances and other borrowings	7,851	21	1.08	297	2	2.73
Subordinated debt	9,980	146	5.88	9,966	145	5.90
Junior subordinated debentures	3,583	35	3.93	3,581	44	4.98
Total interest bearing liabilities	649,451	1,756	1.09%	584,930	1,627	1.13%
Noninterest bearing deposits	352,930			288,049
Other liabilities	12,542			13,029
Total shareholders' equity	126,530			111,061
Total liabilities and shareholders' equity	$1,141,453			$997,069
Net interest income		$11,364			$9,767
Interest rate spread			3.70%			3.69%
Net interest margin (3)			4.15%			4.13%

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

	Three Months Ended March 31, 2020
	Compared to
	Three Months Ended March 31, 2019
	Increase (Decrease)
	Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Interest earning deposits	$(96)	$(354)	$(450)
Investment securities, available for sale	(59)	3	(56)
Investment securities, held to maturity	22	-	22
Other Investments	5	(3)	2
Loans receivable	2,494	(286)	2,208
Total increase in interest income	2,366	(640)	1,726

Interest expense:
Interest bearing deposits	155	(37)	118
FHLB advances and other borrowings	20	(1)	19
Subordinated debt	1	-	1
Junior subordinated debentures	-	(9)	(9)
Total increase in interest expense	176	(47)	129
Increase in net interest income	$2,190	$(593)	$1,597

Provision for Loan Losses

The provision for loan losses is an expense we incur to maintain an allowance for loan losses at a level that management deems appropriate to absorb inherent losses on existing loans. For a description of the factors taken into account by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.”

The provision for loan losses for the three months ended March 31, 2020 was $1.6 million, compared to $540,000 for the three months ended March 31, 2019. The allowance for loan losses as a percentage of loans was 1.29% at March 31, 2020, compared to 1.25% at March 31, 2019. The provision for loan losses was increased due to loan growth and along with an increase in qualitative factors related to the change in economic outlook caused by the COVID-19 pandemic.  We are not required to implement the provisions of the Current Expected Credit Loss (“CECL”) accounting standard until January 1, 2023, therefore we are continuing to account for the allowance for loan losses under the incurred loss model.  Credit quality has remained stable through March 31, 2020, as demonstrated by the low level of charge-offs and declining nonperforming loan balance.  Nonperforming assets to total assets was 0.06% at March 31, 2020 compared to 0.12% at March 31, 2019.

Net charge-offs for the three months ended March 31, 2020 totaled $123,000, or 0.05% (annualized) of total average loans, as compared to net recoveries of $32,000, or 0.02% (annualized) of total average loans, for the three months ended March 31, 2019. The immediate and long-term economic impact of the COVID-19 pandemic is unknown; however, we remain diligent in our efforts to communicate and work with borrowers to help mitigate potential credit deterioration.

Noninterest Income

Our primary sources of recurring noninterest income are loan referral fees, deposit service charges and fees, BaaS fees and mortgage broker fees. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest or similiar method.

For the three months ended March 31, 2020, noninterest income totaled $2.7 million, an increase of $687,000, or 34.6%, compared to $2.0 million for the three months ended March 31, 2019.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months
	Ended March 31,		Increase	Percent
(Dollars in thousands)	2020	2019	(Decrease)	Change
Loan referral fees	$1,053	$633	$420	66.4%
Deposit service charges and fees	723	726	(3)	(0.4)
BaaS service fees	579	446	133	29.8
Mortgage broker fees	162	85	77	90.6
Sublease and lease income	30	10	20	200.0
Other	124	84	40	47.6
Total noninterest income	$2,671	$1,984	$687	34.6%

Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize the loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without assuming the interest rate risk. We had $1.1 million in income from loan referral fees for the three months ended March 31, 2020, compared to $633,000 in the same period in the prior year. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. The recognition of loan referral fees fluctuates in response to these market conditions and as a result we may not recognize any loan referral fees in some periods.

Deposit Service Charges and Fees. Deposit service charges and fees include service charges on accounts, point-of-sale fees, merchant services fees and overdraft fees. Together they constitute one of the largest components of our noninterest income. Deposit service charges were $723,000 for the three months ended March 31, 2020, a decrease of $3,000, or 0.4%, from $726,000 over the same period in the prior year. The decrease in deposit service charges and fees was primarily the result of $29,000 less overdraft fee income in the quarter ended March 31, 2020 compared to the prior year period.

BaaS Fees. Our CCBX division provides BaaS offerings that enable our broker dealer and digital financial service partners to offer their customers banking services.  In exchange for providing these services, we earn fixed fees, volume-based fees and reimbursement of costs depending on the contract.  BaaS fee income for the three months ended March 31, 2020 was $579,000 compared to $446,000 for the three months ended March 31, 2019. The increase is the result of growth in the number of BaaS partnerships.

Mortgage Broker Fees. We earn mortgage broker fees for residential real estate loans that we broker through mortgage lenders. Mortgage broker fees increased $77,000 in the three months ended March 31, 2020 to $162,000, compared to $85,000 in the same period in 2019 as a result of increased demand from lower interest rates on mortgages.

Other. This category includes a variety of other income-producing activities, annuity broker fees, and SBA and U.S. Department of Agriculture (“USDA”) servicing fees. Other noninterest income increased $40,000 in the three months ended March 31, 2020, compared to the same period in 2019 primarily as a result of higher SBA and USDA servicing fees.

Noninterest Expense

Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expense, data processing expense, legal and professional fees, director and staff expense and software licenses, maintenance and subscriptions.

For the three months ended March 31, 2020, noninterest expense totaled $9.0 million, an increase of $1.4 million, or 17.7%, compared to $7.7 million for the three months ended March 31, 2019.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months
	Ended March 31,		Increase	Percent
(Dollars in thousands)	2020	2019	(Decrease)	Change
Salaries and employee benefits	$5,683	$4,558	$1,125	24.7%
Occupancy	927	994	(67)	(6.7)
Data processing	551	529	22	4.2
Legal and professional fees	323	409	(86)	(21.0)
Director and staff expenses	270	240	30	12.5
Software licenses, maintenance and subscriptions	241	86	155	180.2
Excise taxes	203	165	38	23.0
Business development	125	102	23	22.5
Marketing	112	94	18	19.1
FDIC assessments	70	75	(5)	(6.7)
Other	514	410	104	25.4
Total noninterest expense	$9,019	$7,662	$1,357	17.7%

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, incentive compensation costs, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $5.7 million for the three months ended March 31, 2020, an increase of $1.1 million, or 24.7%, compared to $4.6 million for the three months ended March 31, 2019. The increase was primarily due to hiring staff for our BaaS CCBX division and additional staff for our ongoing banking related growth initiatives. As our BaaS banking activities grow, we expect to continue to add employees to support this line of business.  As of March 31, 2020, we had 208 full-time equivalent employees, compared to 179 at March 31, 2019, a 16.2% increase.

Occupancy Expenses. Occupancy expenses were $927,000 for the three months ended March 31, 2020, compared to $994,000 for the three months ended March 31, 2019. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $309,000 and $304,000 for the three months ended March 31, 2020 and 2019, respectively. The decrease of 6.7% in occupancy expenses for the three months ended March 31, 2020, compared to the same period in the prior year, was largely due to a decrease in maintenance and repair costs and lower utilities expense.

Data Processing. Data processing costs were $551,000 for the three months ended March 31, 2020, compared to $529,000 for the three months ended March 31, 2019. Data processing costs include all of our customer transaction processing and data storage, computer processing, and network costs.  Data processing costs grow as we add new products, customers and branches.

Legal and Professional Fees. Legal and professional costs were $323,000 for the quarter ended March 31, 2020 compared to $409,000 for the quarter ended March 31, 2019.  Legal and professional costs fluctuate with the development of contracts for CCBX customers and are also impacted by our reporting cycle and timing of legal services.

Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses.   Director and staff expenses were $270,000 for the three months ended March 31, 2020 compared to $240,000 for the three months ended March 31, 2019, an increase of $30,000 or 12.5%.  Increased expenses related to staff training combined with the addition of one director to the Board of Directors of the Company in May of 2019 contributed to the increase in the quarter ended March 31, 2020 compared to quarter ended March 31, 2019.

Software Licenses, Maintenance and Subscriptions. Software licenses, maintenance and subscriptions includes expenses related to obtaining and maintaining software required for various functions throughout the Company.   Software licenses, maintenance and subscriptions were $241,000 for the quarter ended March 31, 2020, compared to $86,000 for the prior year period.  Late in 2019, we changed how we were expensing these costs, consolidating all related expenses to one category, which contributed to the increase over the prior year period.  Software related expenses is expected to continue to increase as we grow product lines and expand our CCBX division.

Excise Taxes. Excise taxes were $203,000 for the three months ended March 31, 2020 compared to $165,000 for the three months ended March 31, 2019.  Excise taxes are based on gross income of $15.8 million and $13.4 million for the three months ended March 31, 2020 and 2019, respectively.  Gross income is reduced by certain allowed deductions to arrive at the taxable base; however, as gross income increases, so does the excise tax expense.

Business Development. Business development costs were $125,000 for the three months ended March 31, 2020 compared to $102,000 for the three months ended March 31, 2019.  Business development costs include sponsorships and other activities to cultivate business and community development.  As expected, these expenses increase as the Bank grows.

Other. This category includes dues and memberships, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officer’s insurance, donations, provision for unfunded commitments, and miscellaneous other expenses. Other noninterest expense was $514,000 for the three months ended March 31, 2020, compared to $410,000 for the three months ended March 31, 2019. The increase was largely due to a $49,000 increase in bank examination fees and overall growth for the three months ended March 31, 2020 as compared to the same period last year.

Income Tax Expense

The amount of income tax expense we incur is impacted by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce our deferred tax assets to the amount expected to be realized. For the three months ended March 31, 2020, income tax expense totaled $714,000, compared to $741,000 for the three months ended March 31, 2019. Our effective tax rates for the three months ended March 31, 2020 and 2019, were 20.8% and 20.9%, respectively.

Financial Condition

The Company’s total assets increased $55.5 million, or 4.9%, to $1.18 billion at March 31, 2020 from $1.13 billion at December 31, 2019.  The increase is primarily the result of $66.1 million in gross loan growth during the three months ended March 31, 2020.  This increase was partially offset by a decrease of $13.0 million in investment securities resulting from maturities and principal paydowns.

Loan Portfolio

The quarter ended March 31, 2020 closed amid an unprecedented global COVID-19 pandemic that is impacting the economic health of our community and nation.  The provision for loan losses allowances was $1.6 million during the quarter ended March 31, 2020, as a result of loan growth and an increase in qualitative factors related to the economic outlook.  As a preferred SBA lender, we are working diligently with the SBA to offer assistance to small businesses as provided in the recently passed Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).  These SBA loans are discussed further under the Commercial and Industrial loans section below.  We are also in contact with borrowers with existing loans that have been impacted by COVID-19.  We expect to continue to restructure payments for our loan customers during this uncertain time to help alleviate financial hardships and are deferring payments on over 215 loans as of May 6, 2020.  These loans include 87 commercial real estate loans representing $132.1 million; 72 commercial and industrial loans representing $22.1 million; 11 construction, land and land development loans representing $23.5 million; and 43 residential real estate loans representing $18.4 million.   In accordance with GAAP and interagency guidance issued on March 22, 2020, short-term modifications, made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief, are not classified as troubled debt restructurings.  As part of the stay at home order issued by the Governor of Washington in March 2020, non-essential construction projects have been temporarily halted which will likely have an impact on future draws on unfunded commitments.  The Bank is working with our contractors and extending the construction period as appropriate to compensate for the work shutdown.

Our primary source of income is derived through interest earned on loans. A substantial portion of our loan portfolio consists of commercial real estate loans and commercial and industrial loans in the Puget Sound region. Our loan portfolio represents the highest yielding component of our earning assets.

As of March 31, 2020, gross loans totaled $1.01 billion, an increase of $66.1 million, or 7.0%, compared to December 31, 2019. The increase was primarily due to our efforts to increase income by building a diversified loan portfolio while maintaining strong credit quality.

Loans as a percentage of deposits were 100.0% as of March 31, 2020, compared to 97.0% as of December 31, 2019.  We are focused on serving our communities and markets by growing loans and funding those loans with customer deposits.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31, 2020		As of December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial loans	$122,667	12.2%	$111,401	11.8%
Real estate loans:
Construction, land and land development	119,668	11.9	97,034	10.3
Residential real estate	117,821	11.7	115,011	12.2
Commercial real estate	643,488	63.9	613,398	65.2
Consumer and other loans	3,695	0.3	4,214	0.5
Gross loans receivable	1,007,339	100.0%	941,058	100.0%
Net deferred origination fees	(2,159)		(1,955)
Loans receivable	$1,005,180		$939,103

Commercial and Industrial Loans. Commercial and industrial loans increased $11.3 million, or 10.1%, to $122.7 million as of March 31, 2020, from $111.4 million as of December 31, 2019. Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory or equipment, and we generally obtain personal guarantees on these loans.

We are working with the SBA to help small businesses as provided in the recently passed CARES Act.  We expect to see an increase in commercial and industrial SBA 7(a) loans in the second quarter 2020, as small business owners apply for financial relief under the PPP.  This program allows business owners that are impacted by the COVID-19 pandemic to apply for and receive financial relief to help pay for employee wages and certain other expenses.  These short-term loans bear a 1% interest rate and may be forgiven by the government if certain criteria are met.  As of May 6, 2020, we have successfully funded 1,874 loan applications representing $393.4 million in resources to businesses in our community through PPP loans.  All PPP activity has occurred subsequent to March 31, 2020.

Commercial Real Estate Loans. Commercial real estate loans increased $30.1 million, or 4.9%, to $643.5 million as of March 31, 2020, from $613.4 million as of December 31, 2019. Included in this increase is $11.5 million in capital call lines resulting from relationships with our BaaS clients.  We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10-to-25 year period with balloon payments at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates. At March 31, 2020, approximately 37.9% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 63.9% of our loan portfolio at March 31, 2020 and are our largest source of revenue. The Bank actively seeks commercial real estate loans in our markets and our lenders are experienced in originating and competing for these loans.  Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans.

Construction, Land and Land Development Loans. Construction, land and land development loans increased $22.6 million, or 23.3%, to $119.7 million as of March 31, 2020, from $97.0 million as of December 31, 2019. We saw favorable economic conditions for building in our market area in the first quarter of 2020.  We have a number of construction loans that have been approved, primarily for commercial projects, where the contractor/developer has not requested the funds, resulting in our unfunded construction and development commitments increasing to $72.9 million at March 31, 2020, from $63.7 million at December 31, 2019.

Although we have seen a strong commercial and residential real estate market in the Puget Sound region thus far in 2020, the immediate and long-term effects of the COVID-19 pandemic remain to be seen.  As part of the stay at home order issued by the Governor of Washington in March 2020, non-essential construction projects have been temporarily halted which will likely have an impact on future draws on unfunded commitments.  The Bank is working with our contractors and extending the construction period as appropriate to compensate for the work shutdown.

Residential Real Estate Loans.  Our residential loans increased $2.8 million, or 2.4%, from $115.0 million at December 31, 2019 to $117.8 million at March 31, 2020. We originate one-to-four adjustable-rate mortgage (“ARM”), loans for our portfolio and operate as a mortgage broker for mortgage lenders we have agreements with for customers who want a 15-year to 30-year, fixed-rate mortgage loan. As of March 31, 2020, the balance of our ARM portfolio loans was $14.0 million, compared to $11.7 million at December 31,

2019.  Our ARM loans typically do not meet the guidelines for sale in the secondary market due to characteristics of the property, the loan terms or exceptions from agency underwriting guidelines, which enables us to earn a higher interest rate. We also purchase residential mortgages originated by other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio, meet certain regulatory requirements and increase our interest income.  As of March 31, 2020, we held $26.6 million in purchased residential real estate mortgage loans, compared to $28.6 million at December 31, 2019.  These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards. We also make one-to-four family loans to investors to finance their rental properties and to business owners to secure their business loans.  As of March 31, 2020, residential real estate loans made to investors and business owners totaled $63.2 million.

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

Consumer and Other Loans. Consumer and other loans totaled $3.7 million as of March 31, 2020, decreasing $519,000 from $4.2 million at December 31, 2019. Our consumer and other loans are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans.

Industry Exposure and Categories of Loans

We have a diversified loan portfolio, representing a wide variety of industries.  The three largest categories of loans are commercial real estate, commercial and industrial, and construction, land and land development loans.  Together they represent $885.8 million in outstanding loan balances or 88.0% of total gross loans outstanding.  When combined with $159.1 million in unused commitments the total of these three categories is $1.05 billion or 88.1% of total outstanding loans and loan commitments.

Commercial Real Estate Loans. Commercial real estate represents the largest segment of our loans, comprising 63.9% of our total balance of outstanding loans as of March 31, 2020.  Unused commitments to extend credit represents an additional $11.3 million, the combined total exposure in commercial real estate loans represents $654.7 million or 55.2% of our total outstanding loans and loan commitments.

The following table summarizes our concentration by industry for our commercial real estate loan portfolio as of March 31, 2020:

(Dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Hotel/Motel	$99,168	$1,092	$100,260	8.5%	$3,673	27
Apartments	76,536	2,000	78,536	6.6	1,215	63
Mixed use	71,599	3,482	75,081	6.3	833	86
Office	72,832	892	73,724	6.2	837	87
Retail	69,133	55	69,188	5.8	922	75
Convenience stores	64,678	700	65,378	5.5	1,702	38
Warehouse	58,767	50	58,817	5.0	1,130	52
Manufacturing	36,344	593	36,937	3.1	1,010	36
Groups < 2.0% of total	94,431	2,387	96,818	8.2	1,243	76
Total	$643,488	$11,251	$654,739	55.2%	$1,192	540

Commercial and Industrial Loans. Commercial and industrial loans comprise 12.2% of our total balance of outstanding loans as of March 31, 2020.  Unused commitments to extend credit represents an additional $74.9 million, the combined total exposure in commercial and industrial loans represents $197.6 million or 16.7% of our total outstanding loans and loan commitments.

The following table summarizes our concentration by industry for our commercial and industrial loan portfolio as of March 31, 2020:

(Dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Construction/contractor services	$17,376	$22,432	$39,808	3.4%	$124	140
Capital Call Lines	11,506	20,744	32,250	2.7	1,151	10
Manufacturing	12,955	7,310	20,265	1.7	216	60
Medical / Dental / Other Care	16,185	1,656	17,841	1.5	225	72
Financial Institutions	14,400	-	14,400	1.2	4,800	3
Family and social services	11,746	1,764	13,510	1.1	839	14
Groups < 1.0% of total	38,499	21,033	59,532	5.0	123	314
Total	$122,667	$74,939	$197,606	16.7%	$200	613

Construction, Land and Land Development Loans. Construction, land and land development loans comprise 11.9% of our total balance of outstanding loans as of March 31, 2020.  Unused commitments to extend credit represents an additional $72.9 million, the combined total exposure in construction, land and land development loans represents $192.5 million or 16.2% of our total outstanding loans and loan commitments.

The following table details our concentration for our construction, land and land development loan portfolio as of March 31, 2020:

(Dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Commercial construction	$63,073	$53,921	$116,994	9.9%	$2,523	25
Residential construction	28,597	14,389	42,986	3.6	894	32
Developed land loans	14,482	693	15,175	1.3	402	36
Undeveloped land loans	9,540	822	10,362	0.9	502	19
Land development	3,976	3,052	7,028	0.6	497	8
Total	$119,668	$72,877	$192,545	16.2%	$997	120

Nonperforming Assets

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by applicable regulations. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. We are not required to report as nonperforming a loan for which we have allowed the borrower to defer payment on a short term basis because of financial pressure related to COVID-19. When loans are placed on nonaccrual status, all unpaid accrued interest is reversed from income and all interest accruals are stopped. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal balance. Loans are returned to accrual status if we believe that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on nonaccrual status.  We define nonperforming loans as loans on nonaccrual status and accruing loans 90 days or more past due.  Nonperforming assets also include other real estate owned and repossessed assets.

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

We had $763,000 in nonperforming assets, as of March 31, 2020, compared to $1.0 million as of December 31, 2019. There were no loans more than 90 days past due and still accruing interest as of March 31, 2020 and December 31, 2019.

Credit quality has remained stable in 2020 thus far as demonstrated by the low level of charge-offs and declining nonperforming loan balance.  The immediate and long-term economic impact of the COVID-19 pandemic is unknown; however, we remain diligent in our efforts to communicate and work with borrowers to help mitigate potential credit deterioration. Credit administration is closely analyzing higher risk segments within the loan portfolio, monitoring and tracking loan payment deferrals and customer liquidity, and providing timely reporting to management and the board of directors.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of	As of
	March 31,	December 31,
(Dollars in thousands)	2020	2019
Nonaccrual loans:
Commercial and industrial loans	$699	$965
Real estate loans:
Residential real estate	64	65
Total nonaccrual loans	$763	$1,030
Accruing loans past due 90 days or more:	-	-
Total accruing loans past due 90 days or more	-	-
Total nonperforming loans	$763	$1,030
Real estate owned	-	-
Repossessed assets	-	-
Troubled debt restructurings, accruing	-	-
Total nonperforming assets	$763	$1,030
Total nonperforming loans to loans receivable	0.08%	0.11%
Total nonperforming assets to total assets	0.06%	0.09%

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

In connection with our allowance for loan loss review, we consider risk elements applicable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements we consider include:

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

•

for residential real estate loans, the borrower’s ability to repay the loan, including a consideration of the debt-to-income ratio and employment and income stability, the loan-to-value ratio, and the age, condition and marketability of the collateral; and

•

for construction, land and land development loans, the perceived market feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan-to-value ratio.

As of March 31, 2020, the allowance for loan losses totaled $12.9 million, or 1.29% of total loans. As of December 31, 2019, the allowance for loan losses totaled $11.5 million, or 1.22% of total loans. Our allowance for loan losses as of March 31, 2020, increased by $1.5 million, or 12.7%, compared to December 31, 2019, due to growth in our loan portfolio along with an increase in our qualitative factors primarily related to uncertainties in the economic outlook from the COVID-19 pandemic on our loan portfolio.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of or for the Three
	Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Allowance at beginning of period	$11,470	$9,407
Provision for loan losses	1,578	540
Charge-offs:
Commercial and industrial loans	119	-
Real estate loans:
Residential real estate loans	-	-
Commercial real estate	-	29
Consumer and other	5	5
Total charge-offs	124	34
Recoveries:
Commercial and industrial loans	1	1
Total recoveries	1	2
Net charge-offs	123	32
Allowance at end of period	$12,925	$9,915
Allowance to nonperforming loans	1693.97%	754.57%
Allowance to loans receivable	1.29%	1.25%
Net charge-offs to average loans (1)	0.05%	0.02%

(1)Ratios for the three months ended March 31, 2020 and 2019, are annualized.

Although we believe that we have established our allowance for loan losses in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio.  In anticipation of the potential economic effects of the COVID-19 pandemic on our loan portfolio, we increased our provision during the quarter ended March 31, 2020.  If Washington State remains under a stay at home order for a long period of time, preventing businesses and consumers from conducting business, the state and Puget Sound region may experience an economic downturn, and our asset quality could deteriorate, which may require material additional provisions for loan losses.  We remain focused on working with the communities we serve, offering payment deferrals and other resources available under the CARES Act to provide financial assistance to businesses and consumers until they are able to re-open and recover from this uncertain and trying time.

Securities

We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits or other business purposes. At March 31, 2020, 76.2% of our investment portfolio consisted of U.S. Treasury securities. The remainder of our securities portfolio was invested in U.S. Government agency securities, U.S. Agency collateralized mortgage obligations and U.S. Agency residential mortgage-backed securities, and municipal bonds. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At March 31, 2020, our loan-to-deposit ratio was 100.0%.   Our securities portfolio represented less than 2% of assets. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we anticipate investing excess funds to provide a higher return.

As of March 31, 2020, the carrying amount of our investment securities totaled $19.8 million, a decrease of $13.0 million, or 39.6%, compared to $32.7 million as of December 31, 2019. The decrease in the securities portfolio was due to maturities and principal paydowns.  We do not expect to purchase securities to replace these decreases, except as needed for pledging purposes.

Our investment portfolio consists of securities classified as available for sale and, to a lesser amount, held to maturity. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of		As of
	March 31, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Securities available-for-sale:
U.S. Treasury securities	$14,997	$15,066	$24,988	$24,945
U.S. Government securities	-	-	3,000	2,999
U.S. Agency collateralized mortgage obligations	124	128	129	129
U.S. Agency residential mortgage-backed securities	24	24	27	27
Municipal bonds	256	251	257	260
Total available-for-sale securities	15,401	15,469	28,401	28,360
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	4,290	4,302	4,350	4,329
Total held-to-maturity securities	4,290	4,302	4,350	4,329
Total investment securities	$19,691	$19,771	$32,751	$32,689

Deposits

We offer a variety of deposit products that have a wide range of interest rates and terms, including demand, savings, money market and time accounts as well as BaaS-brokered deposits. In addition, we recently added reciprocal deposits to our product offering. This enables us to extend Federal Deposit Insurance Corporation (“FDIC”) insurance to customers that have balances in excess of the FDIC insurance limit.  This service trades our customer’s funds as CDs in increments under the FDIC insured amount to other participating financial institutions and in exchange we receive CD investments from participating financial institutions in a reciprocal agreement.  We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels (Internet and mobile), and personalized service to attract new deposits and retain existing deposits.

Total deposits as of March 31, 2020 were $1.01 billion, an increase of $37.1 million, or 3.8%, compared to $968.0 million as of December 31, 2019. The increase was largely in core deposits, which increased $29.9 million to $892.4 million from $862.5 million at December 31, 2019.  We define core deposits as all deposits except time deposits and BaaS-brokered deposits. We focus on growing core deposits and our branch managers, business development officers, treasury service personnel and lenders work together to grow deposits from existing and new customers.

Noninterest bearing deposits as of March 31, 2020 were $345.5 million, a decrease of $25.7 million, or 6.9%, compared to $371.2 million as of December 31, 2019. The $25.7 million decrease partially resulted from a $10.2 million estate distribution and a $8.5 million reclassification to interest bearing deposits from a BaaS customer which we expect to eventually transfer back to noninterest bearing.  These deposits represent 34.4% and 38.4% of total deposits for March 31, 2020 and December 31, 2019, respectively.

Total interest bearing account balances, excluding time deposits, as of March 31, 2020 were $570.8 million, an increase of $55.9 million, or 10.9%, from $514.9 million as of December 31, 2019. Included in interest bearing account balances is $23.9 million in BaaS-brokered deposits, an increase of $318,000 from December 31, 2019. Also included in interest bearing deposits is $638,000 in reciprocal deposits.  In 2019 we introduced reciprocal deposits as a product available for time deposit customers and beginning this year we are offering an interest bearing demand reciprocal deposit product.

Total time deposit balances as of March 31, 2020 were $88.8 million, an increase of $6.9 million, or 8.4%, from $81.9 million as of December 31, 2019. The increase is the result of $10.9 million in reciprocal deposits, which are included in time deposits.  We have seen competitors continue to offer higher rates on time deposits, and we have not globally matched their rates in response as we have been able to grow and retain less costly core deposits.

The following table sets forth deposit balances at the dates indicated.

	As of		As of
	March 31, 2020		December 31, 2019
		Percent of		Percent of
(Dollars in thousands)	Amount	Total Deposits	Amount	Total Deposits
Demand, noninterest bearing	$345,503	34.4%	$371,243	38.4%
NOW and money market	492,054	49.0	437,908	45.2
Savings	54,851	5.4	53,365	5.5
Total core deposits	892,408	88.8	862,516	89.1
BaaS-brokered deposits	23,904	2.4	23,586	2.4
Time deposits less than $100,000	20,818	2.1	21,108	2.3
Time deposits $100,000 and over	67,932	6.7	60,749	6.3
Total	$1,005,062	100.0%	$967,959	100.0%

The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of March 31, 2020	As of December 31, 2019
Maturity Period:
Three months or less	$31,683	$12,562
Over three through six months	9,390	20,940
Over six through twelve months	15,941	7,007
Over twelve months	10,918	20,240
Total	$67,932	$60,749
Weighted average maturity (in years)	0.58	0.73

Average deposits for the three months ended March 31, 2020 were $981.0 million, compared to $859.1 million for the three months ended March 31, 2019. The increase in average deposits was primarily due to an increase in core deposits, both in noninterest bearing deposits and in interest bearing deposits.  Continued growth in our primary market areas and the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by our business development officers, branch managers and lenders continue to contribute to deposit growth.

The average rate paid on total deposits was 0.64% and 0.68%, respectively, for the three months ended March 31, 2020 and March 31, 2019, respectively.  The average rate paid on BaaS-brokered deposits decreased 1.29% for the three months ended March 31, 2020, compared to the prior year period, and NOW and money market accounts increased 28 basis points.  The average rate paid on NOW and money market accounts in the quarter ended March 31, 2020 is the result of the recent decreased FOMC rates, compounded by continued market pressure for higher rates, which in turn resulted in lowered rates on these accounts; however, the impact of such rate decreases will be reflected in future periods, starting with second quarter 2020. Any further changes to the fed funds rate along with competition are expected to continue to impact future cost of deposits and our pricing strategies.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended March 31,
	2020		2019
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand, noninterest bearing	$352,930	0.00%	$288,049	0.00%
NOW and money market	467,208	0.99	349,285	0.71
Savings	54,309	0.04	52,812	0.08
BaaS-brokered deposits	21,789	1.09	74,116	2.38
Time deposits less than $100,000	21,120	1.22	25,969	1.30
Time deposits $100,000 and over	63,611	1.71	68,904	1.75
Total deposits	$980,967	0.64%	$859,135	0.68%

The ratio of average noninterest bearing deposits to average total deposits for the three months ended March 31, 2020 was 36.0%, compared to 33.5% for the three months ended March 31, 2019.

Borrowings

We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of March 31, 2020 and December 31, 2019, total borrowing capacity of $21.4 million was available under this arrangement.  As of March 31, 2020 and December 31, 2019, Federal Reserve advances totaled zero.

Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of March 31, 2020 and December 31, 2019, we had borrowing capacity of $88.1 million and $84.9 million, respectively, under this arrangement. On March 4, 2020 we borrowed a total of $25.0 million in FHLB long term advances.  This includes $10.0 million for a three-year term and $15.0 million for a five-year term.  FHLB advances totaled $25.0 million as of March 31, 2020 and $10.0 million as of December 31, 2019.  There was $63.1 million and $74.9 million borrowing capacity remaining as of March 31, 2020, and December 31, 2019, respectively.

The table below provides details on FHLB short term borrowings for the periods indicated:

	As of and For the Three
	Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Maximum amount outstanding at any month-end during period:
FHLB Advances	$-	$-
Average outstanding balance during period:
FHLB Advances	$268	$222
Weighted average interest rate during period:
FHLB Advances	1.84%	2.67%
Balance outstanding at end of period:
FHLB Advances	$-	$-
Weighted average interest rate at end of period:
FHLB Advances	N/A	N/A

The table below provides details on the FHLB long term borrowings for the periods indicated:

	As of and For the Three
	Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Maximum amount outstanding at any month-end during period:
FHLB Advances	$24,999	$-
Average outstanding balance during period:
FHLB Advances	$7,417	$-
Weighted average interest rate during period:
FHLB Advances	1.13%	0.00%
Balance outstanding at end of period:
FHLB Advances	$24,999	$-
Weighted average interest rate at end of period:
FHLB Advances	1.13%	0.00%

Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I (the “Trust”), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The debentures bear interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. The effective rate as of March 31, 2020, and December 31, 2019, was 2.84% and 3.99%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture, subject to Federal Reserve approval. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.

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

Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available-for-sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail, commercial, and BaaS deposits, advances from the FHLB and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve discount window, draws on established federal funds lines from unaffiliated commercial banks, brokered funds, a one-way buy through an ICS account, and the issuance of debt or equity securities. We are also participating in the PPPLF, which provides an additional source of funding for the PPP loans.  We have pledged 327 of these loans, or $111.1 million as of May 6, 2020.  We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary and are closely monitoring liquidity in this uncertain economic environment.

The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs for the next few years. The Company down-streamed $7.5 million in capital to the Bank during the first quarter of 2020, bringing the Company’s cash holding to $6.1 million at March 31, 2020.  The Company uses approximately $1.3 million for debt servicing and operating purposes each year, leaving about $3.5 million for other purposes after deducting $2.6 million to cover operating purposes for the next two years.  In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs. For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs and the Bank established a minimum liquidity ratio of 5% of assets. Both of these minimum liquidity levels are on-balance sheet sources. Per policy and the Bank’s liquidity contingency plan, in event of a liquidity emergency the Bank can utilize wholesale funds in an amount up to 30% of assets. Since the Bank uses only a small portion of its borrowing or wholesale funding capacity, the Bank has access to funds if needed in a liquidity emergency.

Capital Adequacy

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital levels relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank level. The Company will become subject to regulatory capital requirements once its consolidated assets exceed $3.0 billion. Currently, the Federal Reserve assesses the capital position of the Company by reviewing its debt-to-equity ratio and assessing the Company's capacity to serve as a source of strength to the Bank.

As of March 31, 2020 and December 31, 2019, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2020
Leverage Capital (to average assets)
Company	$130,446	11.43%	$45,651	4.00%	$57,064	5.00%
Bank Only	133,457	11.70%	45,634	4.00%	57,043	5.00%
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Company	126,946	12.10%	47,213	4.50%	68,196	6.50%
Bank Only	133,457	12.58%	47,737	4.50%	68,953	6.50%
Tier I Capital (to risk-weighted assets)
Company	130,446	12.43%	62,951	6.00%	83,934	8.00%
Bank Only	133,457	12.58%	63,649	6.00%	84,866	8.00%
Total Capital (to risk-weighted assets)
Company	153,707	14.65%	83,934	8.00%	104,918	10.00%
Bank Only	146,718	13.83%	84,866	8.00%	106,082	10.00%

December 31, 2019
Leverage Capital (to average assets)
Company	$127,524	11.64%	$43,806	4.00%	$54,758	5.00%
Bank Only	122,904	11.22%	43,801	4.00%	54,751	5.00%
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Company	124,024	12.78%	43,659	4.50%	63,064	6.50%
Bank Only	122,904	12.43%	44,504	4.50%	64,283	6.50%
Tier I Capital (to risk-weighted assets)
Company	127,524	13.14%	58,213	6.00%	77,617	8.00%
Bank Only	122,904	12.43%	58,338	6.00%	79,118	8.00%
Total Capital (to risk-weighted assets)
Company	149,416	15.40%	77,617	8.00%	97,021	10.00%
Bank Only	134,796	13.63%	79,118	8.00%	98,897	10.00%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations, as of March 31, 2020.

		Payments Due by Period
		Less than	1 to 3	4 to 5	More than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Time Deposits	$88,750	$71,226	$16,177	$1,347	$-
FHLB advances	24,999	-	10,000	14,999	-
Subordinated note	10,000	-	3,000	4,000	3,000
Junior subordinated debentures	3,609	-	-	-	3,609
Deferred compensation plans	1,417	175	350	351	541
Operating leases	9,892	1,322	2,625	2,103	3,842

For a discussion of our borrowings, see “—Financial Condition—Borrowings” in this section.

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

	As of	As of
	March 31,	December 31,
(Dollars in thousands)	2020	2019
Commitments to extend credit:
Commercial and industrial loans	$74,939	$66,563
Construction – commercial real estate loans	53,624	42,371
Construction – residential real estate loans	19,253	21,361
Residential real estate loans	17,611	9,888
Commercial real estate loans	11,251	19,082
Other	1,774	1,181
Total commitments to extend credit	$178,452	$160,446
Standby letters of credit	$2,258	$2,250

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

Critical Accounting Policies

Our accounting policies are integral to understanding our results of operations. Our accounting policies are described in greater detail in “Note 1 - Description of Business and Summary of Significant Accounting Policies and Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our Form 10-K. We have procedures and processes in place to facilitate making these judgments. Actual results in these areas could differ from management’s estimates. There have been no significant changes concerning our critical accounting policies as described in our Form 10-K.

Selected Financial Data

The following table shows the Company’s key performance ratios for the periods indicated.  The table also includes ratios that were adjusted by removing the impact of the BaaS-brokered deposits to the quarters ended June 30, 2019 and March 31, 2019.  The BaaS-brokered deposits normalized at the end of the second quarter of 2019, therefore no adjustment was made to the loans receivable to deposits ratio as of June 30, 2019 and  no adjustments were made to the performance ratios that are calculated using an average balance since the quarter ended June 30, 2019. These adjusted ratios are non-GAAP measures.  For more information about non-GAAP financial measures see “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” section that follows.

	Three months ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019

Return on average assets (1)	0.96%	1.31%	1.35%	1.31%	1.14%
Return on average assets, as adjusted (1,2)	N/A	N/A	N/A	1.34%	1.20%
Return on average equity (1)	8.66%	11.66%	11.72%	11.45%	10.25%
Pre-tax, pre-provision return on average assets (1,3)	1.77%	1.95%	1.95%	1.87%	1.66%
Yield on earnings assets (1)	4.79%	4.90%	4.94%	4.92%	4.82%
Yield on loans receivable (1)	5.25%	5.36%	5.36%	5.39%	5.40%
Loan yield excluding fees (1)	5.08%	5.15%	5.24%	5.23%	5.22%
Cost of funds (1)	0.70%	0.70%	0.72%	0.74%	0.76%
Cost of funds, as adjusted (1,4)	N/A	N/A	N/A	0.71%	0.61%
Cost of deposits (1)	0.64%	0.63%	0.64%	0.66%	0.68%
Cost of deposits, as adjusted (1,5)	N/A	N/A	N/A	0.63%	0.52%
Net interest margin (1)	4.15%	4.26%	4.29%	4.24%	4.13%
Net interest margin, as adjusted (1,6)	N/A	N/A	N/A	4.38%	4.48%
Noninterest expense to average assets (1)	3.18%	2.90%	2.98%	3.06%	3.12%
Noninterest expense to average assets, as adjusted (1,7)	N/A	N/A	N/A	3.12%	3.37%
Efficiency ratio	64.26%	59.86%	60.46%	62.05%	65.20%
Loans receivable to deposits	100.01%	97.02%	94.78%	97.39%	81.01%
Loans receivable to deposits, as adjusted (8)	N/A	N/A	N/A	N/A	97.44%

(1) Annualized calculations shown for quarterly periods presented.

(2) For quarters ended June 30, 2019 and March 31, 2019, adjusted return on average assets is a non-GAAP measure that excludes the temporary impact of holding high rate BaaS deposits on balance sheet. The most directly comparable GAAP measure is return on average assets.  See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures in Item 2. Management's Discussion and Analysis of Financial Condition and Operations under the caption “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures”.

(3) Pre-tax, pre-provision return on average assets is a non-GAAP measure that excludes the impact of provision for loan losses and income tax expense from return on average assets.  The most directly comparable GAAP measure is return on average assets.  See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures in Item 2. Management's Discussion and Analysis of Financial Condition and Operations under the caption “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures”.

(4) For quarters ended June 30, 2019 and March 31, 2019, adjusted cost of funds is a non-GAAP measure that excludes the temporary impact of holding high rate BaaS deposits on balance sheet. The most directly comparable GAAP measure is cost of funds.  See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures in Item 2. Management's Discussion and Analysis of Financial Condition and Operations under the caption “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures”.

(5) For quarters ended June 30, 2019 and March 31, 2019, adjusted cost of deposits is a non-GAAP measure that excludes the temporary impact of holding high rate BaaS deposits on balance sheet. The most directly comparable GAAP measure is cost of deposits.  See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures in Item 2. Management's Discussion and Analysis of Financial Condition and Operations under the caption “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures”.

(6) For quarters ended June 30, 2019 and March 31, 2019, adjusted net interest margin is a non-GAAP measure that excludes the temporary impact of holding high rate BaaS deposits on balance sheet. The most directly comparable GAAP measure is net interest margin.  See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures in Item 2. Management's Discussion and Analysis of Financial Condition and Operations under the caption “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures”.

(7) For quarters ended June 30, 2019 and March 31, 2019, adjusted noninterest expense to average assets is a non-GAAP measure that excludes the temporary impact of holding high rate BaaS deposits on balance sheet. The most directly comparable GAAP measure is noninterest expense to average assets.  See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures in Item 2. Management's Discussion and Analysis of Financial Condition and Operations under the caption “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures”.

(8) For quarter ended March 31, 2019, adjusted loans receivable to deposits is a non-GAAP measure that excludes BaaS-brokered deposits on balance sheet. The most directly comparable GAAP measure is loans receivable to deposits.  See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures in Item 2. Management's Discussion and Analysis of Financial Condition and Operations under the caption “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures”.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial measures included in this report are not measures of financial performance recognized by GAAP. Our management uses the non-GAAP financial measures set forth below in its analysis of our performance.

We believe that these non-GAAP financial measures provide information that is important to investors and that is useful in understanding our results of operations. The following non-GAAP measures are presented to illustrate the impact of provision for loan losses and provision for income taxes on net income and return on average assets. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. As other companies may use different calculations for these measures, this presentation may not be comparable to other similarly titled measures by other companies.

“Pre-tax, pre-provision net income” is a non-GAAP measure that excludes the impact of provision for loan losses and provision for income taxes from net income.  The most directly comparable GAAP measure is net income.

“Pre-tax, pre-provision return on average assets” is a non-GAAP measure that excludes the impact of provision for loan losses and provision for income taxes from return on average assets.  The most directly comparable GAAP measure is return on average assets.

Reconciliations of the GAAP and non-GAAP measures are presented below.

	As of and for the Three Months Ended
(Dollars in thousands)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Pre-tax, pre-provision return on average assets:
Total average assets	$1,141,453	$1,095,343	$1,031,969	$1,002,436	$997,069
Total net income	2,724	3,608	3,511	3,274	2,808
Plus: provision for loan losses	1,578	820	637	547	540
Plus: provision for income taxes	714	947	919	854	741
Total pre-tax, pre-provision net income	$5,016	$5,375	$5,067	$4,675	$4,089
Pre-tax, pre-provision return on average assets	1.77%	1.95%	1.95%	1.87%	1.66%

We believe that these non-GAAP financial measures provide information that is important to investors and that is useful in understanding our results of operations. The following non-GAAP financial measures are presented to illustrate and identify the impact of temporary high rate BaaS deposits on the balance sheet.  By removing these temporary deposits to show what the results would have been without them we are providing the investors with the information to better compare results with periods that did not have these temporary deposits.  However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. As other companies may use different calculations for these measures, this presentation may not be comparable to other similarly titled measures by other companies. These measures include the following:

“Adjusted return on average assets” is a non-GAAP measure that excludes the temporary impact of holding high rate BaaS-brokered deposits on the balance sheet. The most directly comparable GAAP measure is return on average assets.

“Adjusted cost of funds” is a non-GAAP measure that excludes the temporary impact of holding high rate BaaS-brokered deposits on the balance sheet. The most directly comparable GAAP measure is cost of funds.

“Adjusted cost of deposits” is a non-GAAP measure that excludes the temporary impact of holding high rate BaaS-brokered deposits on the balance sheet. The most directly comparable GAAP measure is cost of deposits.

“Adjusted net interest margin” is a non-GAAP measure that excludes the temporary impact of holding high rate BaaS-brokered deposits on the balance sheet. The most directly comparable GAAP measure is net interest margin.

“Adjusted noninterest expense to average assets” is a non-GAAP measure that excludes the temporary impact of holding high rate BaaS-brokered deposits on the balance sheet. The most directly comparable GAAP measure is noninterest expense to average assets.

“Adjusted loans receivable to deposits” is a non-GAAP measure that excludes BaaS-brokered deposits on the balance sheet. The most directly comparable GAAP measure is loans receivable to deposits.

The Company also presented comparable earnings and financial information using GAAP financial measures.  Reconciliations of the GAAP and non-GAAP measures are presented in the following table:

	As of and for the Three Months Ended
(Dollars in thousands)	June 30, 2019	March 31, 2019
Adjusted return on average assets:
Total average assets	$1,002,436	$997,069
Less: average BaaS-brokered deposits	20,252	74,116
Adjusted total average deposits and borrowings	$982,184	$922,953
Total net income	$3,274	$2,808
Less: fees earned on servicing BaaS-brokered deposits	36	78
Adjusted net income	$3,238	$2,730
Adjusted return on average assets:	1.34%	1.20%
Adjusted cost of funds:
Total average deposits and borrowings	$874,610	$872,979
Less: average BaaS-brokered deposits	20,252	74,116
Adjusted total average deposits and borrowings	$854,358	$798,863
Total interest expense	$1,618	$1,627
Less: interest expense on BaaS-brokered deposits	116	435
Adjusted interest expense	$1,502	$1,192
Adjusted cost of funds:	0.71%	0.61%
Adjusted cost of deposits:
Total average deposits	$859,516	$859,135
Less: average BaaS-brokered deposits	20,252	74,116
Adjusted total average deposits	$839,264	$785,019
Interest expense on deposits	$1,420	$1,436
Less: interest expense on BaaS-brokered deposits	116	435
Adjusted interest expense on interest bearing deposits	$1,304	$1,001
Adjusted cost of deposits:	0.63%	0.52%
Adjusted net interest margin:
Total average interest earning assets	$962,867	$958,547
Less: average BaaS-brokered deposits held in cash	20,252	74,116
Adjusted total average interest earning assets	$942,615	$884,431
Total net interest income	$10,186	$9,767
Less: interest income earned BaaS-brokered deposits held in cash	116	435
Plus: interest expense on BaaS-brokered deposits	116	435
Adjusted net interest income	10,186	9,767
Adjusted net interest margin:	4.38%	4.48%
Adjusted noninterest expense to average assets:
Total average assets	$1,002,436	$997,069
Less: average BaaS-brokered deposits	20,252	74,116
Adjusted total average assets	$982,184	$922,953
Total noninterest expense	$7,643	$7,662
Adjusted noninterest expense to average assets:	3.12%	3.37%
	As of and for the Three Months Ended
(Dollars in thousands)	June 30, 2019	March 31, 2019
Adjusted loans receivable to deposits (1):
Total loans receivable	n/a	$791,072
Total deposits	n/a	976,496
Less: BaaS-brokered deposits	n/a	164,604
Total deposits, less BaaS-brokered deposits	n/a	$811,892
Adjusted loans receivable to deposits:	n/a	97.44%

(1) Adjusted loans receivable to deposits is only presented for periods that include atypically large BaaS-brokered deposits as of the end of the period presented.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Estimated Increase (Decrease) in Net Interest Income
Change in Market Interest Rates	Twelve Month Projection March 31, 2020	Twelve Month Projection December 31, 2019
Static Balance Sheet and Rate Shifts
+400 basis points	14.0%	14.9%
+300 basis points	9.9	11.0
+200 basis points	6.0	7.2
+100 basis points	2.7	3.5
-100 basis points	2.1	0.2
-200 basis points	3.4	(3.8)
-300 basis points	1.4	(5.1)

Dynamic Balance Sheet and Rate Shifts
+400 basis points	21.4	17.5
+300 basis points	15.5	13.0
+200 basis points	9.8	8.5
+100 basis points	4.6	4.2
-100 basis points	0.1	(0.5)
-200 basis points	0.6	(5.2)
-300 basis points	(1.8)	(6.8)

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based on that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, which are incorporated by reference herein. As of March 31, 2020, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K, other than those noted below.

The effects of COVID-19, and the impact of actions to mitigate it, could adversely affect our business, financial condition and results of operations.

COVID-19 has led to federal, state and local governments enacting various restrictions in an attempt to limit the spread of the virus, including the declaration of a federal National Emergency; multiple cities’ and states’ declarations of states of emergency; school and business closings; limitations on social or public gatherings and other social distancing measures, such as working remotely, travel restrictions, quarantines and shelter in place orders. Such measures have significantly contributed to rising unemployment and reductions in consumer and business spending. In response to the economic and financial effects of COVID-19, the Federal Reserve has sharply reduced interest rates and instituted quantitative easing measures as well as domestic and global capital market support programs. In addition, the Trump Administration, Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the CARES Act. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. Since the end of March 2020, we began processing loan applications under the PPP created under the CARES Act, and we expect to see a continued increase in such loans, during time that they are available. Other banking regulatory agencies have encouraged lenders to extend additional loans, and the federal government is considering additional stimulus and support legislation focused on providing aid to various sectors, including small businesses.  Further, we expect to continue to restructure certain payments and/or defer payments for our loan customers during this uncertain time to help alleviate financial hardships. The full impact on our business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reactions to such activities, remains uncertain.

The economic effects of the COVID-19 outbreak have had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and may lead to an economic recession and/or a significant decrease in consumer confidence and business generally. The continuation of these conditions caused by the outbreak, including the impacts of the CARES Act and other federal and state measures, specifically with respect to loan forbearances, can be expected to adversely impact our businesses and results of operations and the operations of our borrowers, customers and business partners. In particular, these events can be expected to, among other things:

•	impair the ability of borrowers to repay outstanding loans or other obligations, resulting in increases in delinquencies;
•	impair the value of collateral securing loans (particularly with respect to real estate);
•	adversely affect our level of charge-offs and require an additional increase in our allowance for loan losses;
•	adversely affect the stability of our deposit base, or otherwise impair our liquidity;
•	create stress on our operations and systems associated with our participation in the PPP as a result of high demand and volume of applications;
•	result in increased compliance risk as we become subject to new regulatory and other requirements associated with the PPP and other new programs in which we participate;
•	impair the ability of loan guarantors to honor commitments;
•	negatively impact our regulatory capital ratios;
•

negatively impact the productivity and availability of key personnel and other employees necessary to conduct our business, and of third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions;

•	increase cyber and payment fraud risk, given increased online and remote activity; and

•	broadly result in lost revenue and income.

Prolonged measures by health or other governmental authorities encouraging or requiring significant restrictions on travel, assembly or other core business practices could further harm our business and those of our customers, in particular our small to medium sized business customers. Although we have business continuity plans and other safeguards in place, there is no assurance that they will be effective.

The ultimate impact of these factors is highly uncertain at this time and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the decline in economic conditions generally and a prolonged negative impact on small to medium sized businesses, in particular, due to COVID-19 may result in a material adverse effect to our business, financial condition and results of operations and may heighten many of our known risks described in the “Risk Factors” section of our Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2020.

The Company did not repurchase any of its equity securities during the three months ended March 31, 2020 and does not have any authorized share repurchase programs.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1+	Form of Change in Control Severance Agreement.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter months ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

+ Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	May 8, 2020	By:	/s/ Eric M. Sprink
Eric M. Sprink
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 8, 2020	By:	/s/ Joel G. Edwards
Joel G. Edwards
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)