Form 10-Q
period 2020-06-30
COASTAL FINANCIAL CORP
filed 2020-08-07
CIK 1437958

No

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 4, 2020 there were 11,927,243 shares of the issuer’s common stock outstanding.

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

Factors that may affect our results are disclosed in “Item 1A. Risk Factors” in Part II of this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”).  Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the difficult market conditions and unfavorable economic conditions and uncertainties associated with the COVID-19 pandemic, particularly in the markets in which we operate and in which our loans are concentrated, including declines in housing markets, an increase in unemployment levels and slowdowns in economic growth; our expected future financial results; the overall health of the local and national real estate market; the credit risk associated with our loan portfolio, such as possible additional loan losses and impairment of collectability of loans as a result of the COVID-19 pandemic and policies and programs implemented by the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), including its automatic loan forbearance provisions and the effects on our loan portfolio from our Paycheck Protection Program ("PPP") lending activities, specifically with our commercial real estate loans; our level of nonperforming assets and the costs associated with resolving problem loans; business and economic conditions generally and in the financial services industry, nationally and within our market area; our ability to maintain an adequate level of allowance for loan losses; our ability to successfully manage liquidity risk; our ability to implement our growth strategy and manage costs effectively; the composition of our senior leadership team and our ability to attract and retain key personnel; our ability to raise additional capital to implement our business plan; changes in market interest rates and impacts of such changes on our profits and business; the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; interruptions involving our information technology and telecommunications systems or third-party servicers; our ability to maintain our reputation; increased competition in the financial services industry; regulatory guidance on commercial lending concentrations; our partnership with broker-dealers and digital financial service providers; the effectiveness of our risk management framework; the costs and obligations associated with being a publicly traded company; the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject; the extensive regulatory framework that applies to us; the impact of recent and future legislative and regulatory changes and economic stimulus programs; and other changes in banking, securities and tax laws and regulations, and their application by our regulators; the impact on our operations due to epidemic illnesses, the effects of regional or national civil unrest, and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions; the impact of benchmark interest rate reform in the U.S. and implementation of alternative reference rates, such as the Secured Overnight Funding Rate, to the London Interbank Offered Rate ("LIBOR"); fluctuations in the value of the securities held in our securities portfolio; governmental monetary and fiscal policies; material weaknesses in our internal control over financial reporting; and our success at managing the risks involved in the foregoing items.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Furthermore, many of these risks and uncertainties are currently amplified by and may continue to be amplified by or may, in the future, be amplified by, the outbreak of the COVID-19 pandemic, including a possible second wave, the economic slowdown and the impact of varying governmental responses that affect our customers and the economies where they operate. You are cautioned not to place undue reliance on forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)

ASSETS
	June 30,	December 31,
	2020	2019
Cash and due from banks	$26,510	$16,555
Interest earning deposits with other banks (restricted cash of $0 and $27,355 at June 30, 2020 and December 31, 2019, respectively)	147,666	111,259
Investment securities, available for sale, at fair value	20,448	28,360
Investment securities, held to maturity, at amortized cost	3,870	4,350
Other investments	5,951	4,505
Loans receivable	1,447,144	939,103
Allowance for loan losses	(14,847)	(11,470)
Total loans receivable, net	1,432,297	927,633
Premises and equipment, net	16,668	13,108
Operating lease right-of-use assets	7,635	8,493
Accrued interest receivable	5,944	2,980
Bank-owned life insurance, net	6,981	6,882
Deferred tax asset, net	2,721	2,743
Other assets	2,265	1,658
Total assets	$1,678,956	$1,128,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$1,306,427	$967,959
Federal Home Loan Bank (FHLB) advances	24,999	10,000
Paycheck Protection Program Liquidity Facility	190,156	-
Subordinated debt
Principal amount $10,000 (less unamortized debt issuance costs of $14 and $21 at June 30, 2020 and December 31, 2019, respectively)	9,986	9,979
Junior subordinated debentures
Principal amount $3,609 (less unamortized debt issuance costs of $25 and $26 at June 30, 2020 and December 31, 2019, respectively)	3,584	3,583
Deferred compensation	919	974
Accrued interest payable	312	308
Operating lease liabilities	7,831	8,679
Other liabilities	3,765	2,871
Total liabilities	1,547,979	1,004,353
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at June 30, 2020 and December 31, 2019; issued and outstanding: zero shares at June 30, 2020 and December 31, 2019	-	-
Common stock, no par value:
Authorized: 300,000,000 shares at June 30, 2020 and December 31, 2019; 11,926,263 voting shares at June 30, 2020 issued and outstanding and 11,913,885 voting shares at December 31, 2019 issued and outstanding	87,309	86,983
Retained earnings	43,617	37,222
Accumulated other comprehensive income (loss), net of tax	51	(32)
Total shareholders’ equity	130,977	124,173
Total liabilities and shareholders’ equity	$1,678,956	$1,128,526

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except for per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$15,154	$10,917	$27,781	$21,336
Interest on interest earning deposits with other banks	130	652	488	1,460
Interest on investment securities	53	160	172	313
Dividends on other investments	89	75	105	89
Total interest income	15,426	11,804	28,546	23,198
INTEREST EXPENSE
Interest on deposits	1,096	1,420	2,650	2,856
Interest on borrowed funds	337	198	539	389
Total interest expense	1,433	1,618	3,189	3,245
Net interest income	13,993	10,186	25,357	19,953
PROVISION FOR LOAN LOSSES	1,930	547	3,508	1,087
Net interest income after provision for loan losses	12,063	9,639	21,849	18,866
NONINTEREST INCOME
Deposit service charges and fees	677	781	1,400	1,507
BaaS fees	475	502	1,054	948
Loan referral fees	70	473	1,123	1,106
Mortgage broker fees	152	111	314	196
Sublease and lease income	31	10	61	20
Gain on sales of loans, net	-	132	-	121
Other income	115	123	239	218
Total noninterest income	1,520	2,132	4,191	4,116
NONINTEREST EXPENSE
Salaries and employee benefits	5,215	4,529	10,898	9,087
Occupancy	933	930	1,860	1,924
Data processing	621	499	1,172	1,028
Director and staff expenses	187	217	457	457
Excise taxes	262	180	465	345
Marketing	116	108	228	202
Legal and professional fees	474	293	797	702
Federal Deposit Insurance Corporation (FDIC) assessments	74	134	144	209
Business development	48	96	173	198
Other expense	1,015	657	1,770	1,153
Total noninterest expense	8,945	7,643	17,964	15,305
Income before provision for income taxes	4,638	4,128	8,076	7,677
PROVISION FOR INCOME TAXES	967	854	1,681	1,595
NET INCOME	$3,671	$3,274	$6,395	$6,082
Basic earnings per common share	$0.31	$0.28	$0.54	$0.51
Diluted earnings per common share	$0.30	$0.27	$0.52	$0.50
Weighted average number of common shares outstanding:
Basic	11,917,394	11,895,026	11,913,321	11,889,597
Diluted	12,190,284	12,202,197	12,185,154	12,192,647

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
NET INCOME	$3,671	$3,274	$6,395	$6,082
OTHER COMPREHENSIVE INCOME, before tax
Securities available-for-sale
Unrealized holding (loss) gain during the period	(4)	1,014	105	1,334
Income tax benefit (expense) related to unrealized holding (loss) gain	1	(213)	(22)	(280)
OTHER COMPREHENSIVE (LOSS) INCOME, net of tax	(3)	801	83	1,054
COMPREHENSIVE INCOME	$3,668	$4,075	$6,478	$7,136

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, March 31, 2019	11,902,715	$86,579	$26,829	$(1,043)	$112,365
Net income	-	-	3,274	-	3,274
Issuance of restricted stock awards	-	-	-	-	-
Forfeiture of restricted stock awards	(1,200)	-	-	-	-
Exercise of stock options	6,670	42	-	-	42
Stock-based compensation	-	109	-	-	109
Other comprehensive income	-	-	-	801	801
BALANCE, June 30, 2019	11,908,185	$86,730	$30,103	$(242)	$116,591

BALANCE, March 31, 2020	11,929,413	$87,166	$39,946	$54	$127,166
Net income	-	-	3,671	-	3,671
Forfeiture of restricted stock awards	(3,500)	-	-	-	-
Exercise of stock options	350	2	-	-	2
Stock-based compensation	-	141	-	-	141
Other comprehensive loss	-	-	-	(3)	(3)
BALANCE, June 30, 2020	11,926,263	$87,309	$43,617	$51	$130,977

BALANCE, December 31, 2018	11,893,203	$86,431	$24,021	$(1,296)	$109,156
Net income	-	-	6,082	-	6,082
Issuance of restricted stock awards	2,352	-	-	-	-
Forfeiture of restricted stock awards	(1,200)	-	-	-	-
Exercise of stock options	13,830	84	-	-	84
Stock-based compensation	-	215	-	-	215
Other comprehensive income	-	-	-	1,054	1,054
BALANCE, June 30, 2019	11,908,185	$86,730	$30,103	$(242)	$116,591

BALANCE, December 31, 2019	11,913,885	$86,983	$37,222	$(32)	$124,173
Net income	-	-	6,395	-	6,395
Issuance of restricted stock awards	6,248	-	-	-	-
Forfeiture of restricted stock awards	(3,500)	-	-	-	-
Exercise of stock options	9,630	56	-	-	56
Stock-based compensation	-	270	-	-	270
Other comprehensive income	-	-	-	83	83
BALANCE, June 30, 2020	11,926,263	$87,309	$43,617	$51	$130,977

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,395	$6,082
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,508	1,087
Depreciation and amortization	620	606
Loss on disposition of fixed assets	12	5
Decrease in operating lease right-of-use assets	842	499
Decrease in operating lease liabilities	(846)	(450)
Gain on sales of loans	-	(121)
Net premium amortization (discount accretion) on investment securities	19	(13)
Stock-based compensation	270	215
Increase in bank-owned life insurance value	(99)	(95)
Deferred tax (benefit) expense	-	(18)
Net change in other assets and liabilities	(2,720)	(3,127)
Total adjustments	1,606	(1,412)
Net cash provided by operating activities	8,001	4,670
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest earning deposits with other banks	(63,762)	26,906
Purchase of investment securities available for sale	(14,989)	(3,182)
Change in other investments, net	(1,446)	(634)
Principal paydowns of investment securities available-for-sale	16	32
Principal paydowns of investment securities held-to-maturity	451	39
Maturities and calls of investment securities available-for-sale	23,000	-
Purchase of participation loans	-	(7,000)
Proceeds from sale of loans	-	1,581
Increase in loans receivable, net	(508,172)	(72,055)
Purchases of premises and equipment, net	(4,192)	(377)
Net cash used by investing activities	(569,094)	(54,690)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and money market, and savings	352,642	62,364
Net (decrease) increase in time deposits	(14,174)	2,166
Net repayments from short term FHLB borrowing	(10,000)	-
Net advances from long term FHLB borrowing	24,999	-
Net advances from Paycheck Protection Program Liquidity Facility	190,156	-
Proceeds from exercise of stock options	56	84
Net cash provided by financing activities	543,679	64,614
NET CHANGE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	(17,414)	14,594
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	43,910	40,319
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of quarter	$26,496	$54,913
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$3,185	$3,226
Income taxes paid	1,815	1,790
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$105	$1,334
In conjunction with ASU 2016-02 as detailed in Note 6 to the Unaudited Consolidated Financial Statements, the following assets and liabilities were recognized:
Operating lease right-of-use assets	$-	$9,421
Operating lease liabilities	$-	$9,591

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of operations - Coastal Financial Corporation (“Corporation” or “Company”) is a registered bank holding company whose wholly owned subsidiaries are Coastal Community Bank (“Bank”) and Arlington Olympic LLC (“LLC”). The Company is a Washington state corporation that was organized in 2003. The Bank was incorporated and commenced operations in 1997 and is a Washington state-chartered commercial bank and Federal Reserve System (“Federal Reserve”) state member bank. Arlington Olympic LLC was formed in 2019 and owns the Company’s Arlington branch, which the Bank leases from the LLC.

The Company provides a full range of banking services to small and medium-sized businesses, professionals, and individuals throughout the greater Puget Sound area through its 15 branches in Snohomish, Island, and King Counties, the Internet, and its mobile banking application. The Company opened its 15th branch in Arlington, Washington during the second quarter 2020.  The Bank’s main branch and the headquarters of the Bank and Company are located in Everett, Washington. The Bank’s deposits are insured in whole or in part by the FDIC. The Bank’s loans and deposits are primarily within the greater Puget Sound area, and the Bank’s primary funding source is deposits from customers. The Bank also provides banking as a service (“BaaS”) that allow the Company’s broker dealers and digital financial service partners to offer their customers banking services.  The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.

Financial statement presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting requirements and with instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2020. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for future periods.

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

Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that its critical accounting policies include determining the allowance for loan losses, the fair value of the Company’s deferred tax assets, and financial instruments. Actual results could differ significantly from those estimates.

Subsequent Events - The Company has evaluated events and transactions subsequent to June 30, 2020 for potential recognition or disclosure.  To the extent any events and conditions exist, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements other than the ones presented below.

The Company recently became a registered lender in the Main Street Lending Program (“MSLP”), which was established by the Federal Reserve, to support lending to small- and medium-sized businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic.  The Company has not yet made any MSLP loans.  As a registered lender, the Company will be better positioned to provide financial assistance to customers as the COVID-19 pandemic evolves.

On July 4, the President signed legislation extending the PPP to August 8, 2020.  The PPP was originally set to expire on June 30, 2020.  The Company will continue to serve its customers and prospective new customers to originate loans in its markets through the latest extension date.  The Company funded $10.0 million in PPP loans from July 1, 2020 through August 5, 2020, helping over 1,015 additional people in its communities.

On August 3, 2020 the Bank announced it is working with Google to introduce digital bank accounts, which will be available to its customers through Google Pay in 2021.

Accounting policies – The Company’s complete accounting policies are described in Note 1, summary of significant accounting policies of the Company’s audited consolidated financial statements as of and for the years ended December 31, 2019 and 2018 included in the Company’s Annual Report Form 10-K filed with the SEC on March 12, 2020.

Reclassifications - Certain amounts reported in prior quarters' consolidated financial statements have been reclassified to conform to the current presentation with no effect on stockholders’ equity or net income.

Note 2 - Recent accounting standards

Recent Accounting Guidance

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (the “agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, Receivables – Troubled Debt Restructurings by Creditors, a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the Financial Accounting Standards Board (“FASB”) that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. To be eligible a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the federal National Emergency or (B) December 31, 2020.  See Note 4 of the Condensed Consolidated Financial Statements of this Report for disclosure of the impact to date.

Recent Accounting Guidance Not Yet Effective

In September 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendment is effective for annual periods beginning after December 15, 2019 and interim period within those annual periods. As a smaller reporting company, the Company’s implementation will be effective January 1, 2023.  The Company is actively assessing the data and the model needs and are evaluating the impact of adopting the amendment. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

Note 3 - Investment Securities

The amortized cost and fair values of investment securities at the date indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
June 30, 2020
Available-for-sale
U.S. Treasury securities	$19,990	$53	$(1)	$20,042
U.S. Agency collateralized mortgage obligations	118	5	-	123
U.S. Agency residential mortgage-backed securities	21	-	-	21
Municipal bonds	255	7	-	262
Total available-for-sale securities	20,384	65	(1)	20,448
Held-to-maturity
U.S. Agency residential mortgage-backed securities	3,870	121	-	3,991
Total investment securities	$24,254	$186	$(1)	$24,439

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2019
Available-for-sale
U.S. Treasury securities	$24,988	$1	$(44)	$24,945
U.S. Government agencies	3,000	-	(1)	2,999
U.S. Agency collateralized mortgage obligations	129	-	-	129
U.S. Agency residential mortgage-backed securities	27	-	-	27
Municipal bonds	257	3	-	260
Total available-for-sale securities	28,401	4	(45)	28,360
Held-to-maturity
U.S. Agency residential mortgage-backed securities	4,350	-	(21)	4,329
Total investment securities	$32,751	$4	$(66)	$32,689

The amortized cost and fair value of debt securities at June 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers or the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are shown separately, since they are not due at a single maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
June 30, 2020
Amounts maturing in
One year or less	$14,991	$14,991	$-	$-
After one year through five years	5,254	5,313	-	-
	20,245	20,304	-	-
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	139	144	3,870	3,991
	$20,384	$20,448	$3,870	$3,991

Investment securities with carrying values of $19,480,000 and $16,843,000 at June 30, 2020 and December 31, 2019 respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

There were no sales of securities available for sale during the three or six months ended June 30, 2020 and 2019.

Information pertaining to securities with gross unrealized losses at the dates indicated, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
June 30, 2020
Available-for-sale
U.S. Treasury securities	$14,991	$(1)	$-	$-	$-	$-
Total investment securities	$14,991	$(1)	$-	$-	$-	$-

December 31, 2019
Available-for-sale
U.S. Treasury securities	$9,994	$(3)	$4,956	$(41)	$14,950	$(44)
U.S. Government agencies	-	-	2,999	(1)	2,999	(1)
Total available-for-sale securities	9,994	(3)	7,955	(42)	17,949	(45)
Held-to-maturity
U.S. Agency residential mortgage-backed securities	3,140	(14)	1,189	(7)	4,329	(21)
Total investment securities	$13,134	$(17)	$9,144	$(49)	$22,278	$(66)

At June 30, 2020 and December 31, 2019, there were two and six securities in an unrealized loss position, respectively. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect that it will be required to sell the investments. The decline is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. The Company does not consider these securities to be other than temporarily impaired at June 30, 2020 and December 31, 2019.

Note 4 - Loans and Allowance for Loan Losses

The composition of the loan portfolio is as follows as of the periods indicated:

	June 30,	December 31,
	2020	2019

Commercial and industrial loans	$551,550	$111,401
Real estate loans:
Construction, land, and land development	102,422	97,034
Residential real estate	122,949	115,011
Commercial real estate	678,335	613,398
Consumer and other loans	4,735	4,214
Gross loans receivable	1,459,991	941,058
Net deferred origination fees and premiums	(12,847)	(1,955)
Loans receivable	$1,447,144	$939,103

Included in consumer and other loans are overdrafts of $13,000 and $26,000 at June 30, 2020 and December 31, 2019, respectively. The Company has pledged loans totaling $359,278,000 and $163,522,000 at June 30, 2020 and December 31, 2019, respectively, for borrowing lines at the FHLB and Federal Reserve Bank (“FRB”).

The balance of Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) loans was $470,700,000 and $36,592,000 at June 30, 2020 and December 31, 2019, respectively.  PPP loans of $438,077,000 at June 30, 2020 are included in the commercial and industrial loans balance.  Included in these totals are SBA and USDA loans serviced for others totaling $21,101,000 and $21,498,000 at June 30, 2020 and December 31, 2019, respectively. Net deferred origination fees include $10,639,000 of net fees from PPP loans as of June 30, 2020.

The Company, at times, purchases individual loans at fair value as of the acquisition date. Purchased loans with remaining balances totaled $25,151,000 and $32,937,000 as of June 30, 2020 and December 31, 2019, respectively. Unamortized premiums totaled $398,000 and $527,000 as of June 30, 2020 and December 31, 2019, respectively, and are amortized into interest income over the life of the loans.

The Company has purchased participation loans with remaining balances totaling $35,456,000 and $31,352,000 as of June 30, 2020 and December 31, 2019, respectively.

The following is a summary of the Company’s loan portfolio segments:

Commercial and industrial loans - Commercial and industrial loans are secured by business assets including inventory, receivables and machinery and equipment of businesses located generally in the Company’s primary market area. Loan types include revolving lines of credit, term loans, and loans secured by liquid collateral such as cash deposits or marketable securities. The Company also issues letters of credit on behalf of its customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.   Also included in this category are SBA 7(a) loans, which allow small business owners to apply for financial assistance via the PPP as prescribed in the CARES Act.  These loans have a contractual rate of 1.0%, with maturity terms of two to five years, are unsecured, 100% guaranteed and loan proceeds may be forgiven by the U.S. Government / SBA if used for certain purposes.

Construction, land and land development loans – The Company originates loans for the construction of 1-4 family, multifamily, and Commercial Real Estate (“CRE”) properties in the Company’s market area. Construction loans are considered to have higher risks due to construction completion and timing risk, the ultimate repayment being sensitive to interest rate changes, government regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans, as adverse economic conditions may negatively impact the real estate market, which could affect the borrower’s ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change. The Company occasionally originates land loans for the purpose of facilitating the ultimate construction of a home or commercial building. The primary risks include the borrower’s ability to pay and the inability of the Company to recover its investment due to a material decline in the fair value of the underlying collateral.

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

The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
June 30, 2020
Commercial and industrial loans	$-	$689	$689	$550,861	$551,550	$-
Real estate loans:
Construction, land and land development	3,270	-	3,270	99,152	102,422	-
Residential real estate	121	63	184	122,765	122,949	-
Commercial real estate	413	-	413	677,922	678,335	-
Consumer and other loans	-	-	-	4,735	4,735	-
	$3,804	$752	$4,556	$1,455,435	$1,459,991	$-
Less net deferred origination fees and premiums					(12,847)
Loans receivable					$1,447,144

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2019
Commercial and industrial loans	$143	$965	$1,108	$110,293	$111,401	$-
Real estate loans:
Construction, land and land development	-	-	-	97,034	97,034	-
Residential real estate	-	65	65	114,946	115,011	-
Commercial real estate	417	-	417	612,981	613,398	-
Consumer and other loans	4	-	4	4,210	4,214	-
	$564	$1,030	$1,594	$939,464	941,058	$-
Less net deferred origination fees and premiums					(1,955)
Loans receivable					$939,103

A summary of information pertaining to impaired loans as of the period indicated:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	(dollars in thousands)
June 30, 2020
Commercial and industrial loans	$986	$689	$-	$689	$-
Real estate loans:
Construction, land and land development	3,270	3,270	-	3,270	-
Residential real estate	72	63	-	63	-
Commercial real estate	413	413	-	413	-
Total	$4,741	$4,435	$-	$4,435	$-

December 31, 2019
Commercial and industrial loans	$1,431	$965	$-	$965	$-
Real estate loans:
Residential real estate	73	65	-	65	-
Consumer	2	-	2	2	2
Total	$1,506	$1,030	$2	$1,032	$2

The following tables summarize the Company’s average recorded investment and interest income recognized on impaired loans by loan class for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30, 2020		June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial and industrial loans	$694	$-	$890	$-
Real estate loans:
Construction, land and land development	252	-	-	-
Residential real estate	63	-	71	-
Commercial real estate	9	-	-	-
Total	$1,018	$-	$961	$-

	Six Months Ended
	June 30, 2020		June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial and industrial loans	$789	$-	$718	$-
Real estate loans:
Construction, land and land development	63	-	-	-
Residential real estate	64	-	72	-
Commercial real estate	2	-	-	-
Consumer and other loans	1	-	-	-
Total	$919	$-	$790	$-

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

No loans were restructured in the three or six months ended June 30, 2020 and June 30, 2019 that qualified as troubled debt restructurings (“TDRs”). The Company has no commitments to loan additional funds to borrowers whose loans were classified as TDRs at June 30, 2020, as there were no outstanding TDRs at June 30, 2020.

The Company is in contact with borrowers with existing loans that have been impacted by COVID-19.  The Company has restructured payments for loan customers during this uncertain time to help alleviate financial hardships, deferring payments on 215 loans, representing $207.2 million in outstanding loans, and $5,611,000 in unused commitments, as of June 30, 2020.  In accordance with GAAP and interagency guidance issued on March 22, 2020, these short-term modifications, six months or less, made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief, are not considered troubled debt restructurings.

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

An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	June 30,	December 31,
	2020	2019
	(dollars in thousands)
Commercial and industrial loans	$689	$965
Real estate loans:
Construction, land and land development	3,270	-
Residential real estate	63	65
Commercial real estate	413	-
Total nonaccrual loans	$4,435	$1,030

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

Loans by credit quality risk rating are as follows as of the periods indicated:

	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
June 30, 2020
Commercial and industrial loans	$540,641	$9,433	$1,476	$-	$551,550
Real estate loans:
Construction, land, and land development	99,152	-	3,270	-	102,422
Residential real estate	122,473	413	63	-	122,949
Commercial real estate	666,337	11,585	413	-	678,335
Consumer and other loans	4,735	-	-	-	4,735
	$1,433,338	$21,431	$5,222	$-	1,459,991
Less net deferred origination fees					(12,847)
Loans receivable					$1,447,144

December 31, 2019
Commercial and industrial loans	$104,911	$4,740	$1,750	$-	$111,401
Real estate loans:
Construction, land, and land development	97,034	-	-	-	97,034
Residential real estate	114,823	123	65	-	115,011
Commercial real estate	608,773	4,625	-	-	613,398
Consumer and other loans	4,212	-	2		4,214
	$929,753	$9,488	$1,817	$-	941,058
Less net deferred origination fees					(1,955)
Loans receivable					$939,103

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

The loan portfolio is segmented into groups of loans with similar risk profiles. Each segment possesses varying degrees of risk based on the type of loan, the type of collateral, and the sensitivity of the borrower or industry to changes in external factors such as economic conditions. An estimated loss rate calculated from the Company’s actual historical loss rates adjusted for current portfolio trends, economic conditions, and other relevant internal and external factors, is applied to each group’s aggregate loan balances. The $438.1 million in PPP loans as of June 30, 2020 are 100% guaranteed and were not subject to the allowance analysis or assigned an allowance.

The Company’s provision for credit losses of $1.9 million and $3.5 million during the three and six months ended June 30, 2020, respectively, is related to the growth in the loan portfolio along with an increase in qualitative factors primarily related to the uncertainties in the economic outlook from the COVID-19 pandemic. The Company is not required to implement the provisions of the Current Expected Credit Loss (“CECL”) accounting standard until January 1, 2023 and is continuing to account for the allowance for loan losses under the incurred loss model.

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio, as of and for the three and six months ended June 30, 2020:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Three Months Ended June 30, 2020
ALLL balance, March 31, 2020	$2,837	$3,647	$2,232	$3,889	$96	$224	$12,925
Provision for loan losses or (recapture)	23	(269)	437	1,346	45	348	1,930
	2,860	3,378	2,669	5,235	141	572	14,855
Loans charged-off	(11)	-	-	-	(2)	-	(13)
Recoveries of loans previously charged-off	4	-	-	-	1	-	5
Net (charge-offs) recoveries	(7)	-	-	-	(1)	-	(8)
ALLL balance, June 30, 2020	$2,853	$3,378	$2,669	$5,235	$140	$572	$14,847
Six Months Ended June 30, 2020
ALLL balance, December 31, 2019	$2,366	$2,745	$2,069	$3,126	$104	$1,060	$11,470
Provision for loan losses or (recapture)	612	633	600	2,109	42	(488)	3,508
	2,978	3,378	2,669	5,235	146	572	14,978
Loans charged-off	(130)	-	-	-	(7)	-	(137)
Recoveries of loans previously charged-off	5	-	-	-	1	-	6
Net (charge-offs) recoveries	(125)	-	-	-	(6)	-	(131)
ALLL balance, June 30, 2020	$2,853	$3,378	$2,669	$5,235	$140	$572	$14,847

As of June 30, 2020
ALLL amounts allocated to
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	2,853	3,378	2,669	5,235	140	572	14,847
ALLL balance, June 30, 2020	$2,853	$3,378	$2,669	$5,235	$140	$572	$14,847
Loans individually evaluated for impairment	$689	$3,270	$63	$413	$-		$4,435
Loans collectively evaluated for impairment	550,861	99,152	122,886	677,922	4,735		1,455,556
Loan balance, June 30, 2020	$551,550	$102,422	$122,949	$678,335	$4,735		$1,459,991

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio, as of and for the three and six months ended June 30, 2019:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Three months ended June 30, 2019
Balance, March 31, 2019	$2,069	$1,852	$1,623	$2,750	$79	$1,542	$9,915
Provision for loan losses or (recapture)	419	534	191	95	1	(693)	547
	2,488	2,386	1,814	2,845	80	849	10,462
Loans charged-off	(7)	-	-	-	(15)	-	(22)
Recoveries of loans previously charged-off	1	-	-	-	2	-	3
Net (charge-offs) recoveries	(6)	-	-	-	(13)	-	(19)
Balance, June 30, 2019	$2,482	$2,386	$1,814	$2,845	$67	$849	$10,443

Six months ended June 30, 2019
Balance, December 31, 2018	$2,039	$1,806	$1,647	$2,648	$77	$1,190	$9,407
Provision for loan losses or (recapture)	448	580	167	226	7	(341)	1,087
	2,487	2,386	1,814	2,874	84	849	10,494
Loans charged-off	(7)	-	-	(29)	(20)	-	(56)
Recoveries of loans previously charged-off	2	-	-	-	3	-	5
Net (charge-offs) recoveries	(5)	-	-	(29)	(17)	-	(51)
Balance, June 30, 2019	$2,482	$2,386	$1,814	$2,845	$67	$849	$10,443

As of June 30, 2019
ALLL amounts allocated to
Individually evaluated for impairment	$229	$-	$-	$-	$-	$-	$229
Collectively evaluated for impairment	2,253	2,386	1,814	2,845	67	849	10,214
ALLL balance, June 30, 2019	$2,482	$2,386	$1,814	$2,845	$67	$849	$10,443
Loans individually evaluated for impairment	$1,579	$-	$69	$-	$-		$1,648
Loans collectively evaluated for impairment	99,531	84,666	100,377	557,692	2,893		845,159
Loan balance, June 30, 2019	$101,110	$84,666	$100,446	$557,692	$2,893		$846,807

The following table summarizes the allocation of the ALLL attributed to various segments in the loan portfolio as of December 31, 2019.

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
As of December 31, 2019
ALLL amounts allocated to
Individually evaluated for impairment	$-	$-	$-	$-	$2	$-	$2
Collectively evaluated for impairment	2,366	2,745	2,069	3,126	102	1,060	11,468
ALLL balance, December 31, 2019	$2,366	$2,745	$2,069	$3,126	$104	$1,060	$11,470
Loans individually evaluated for impairment	$965	$-	$65	$-	$2		$1,032
Loans collectively evaluated for impairment	110,436	97,034	114,946	613,398	4,212		940,026
Loan balance, December 31, 2019	$111,401	$97,034	$115,011	$613,398	$4,214		$941,058

Note 5 - Deposits

The composition of consolidated deposits consisted of the following at the periods indicated:

	June 30,	December 31,
	2020	2019
	(dollars in thousands)
Demand, noninterest bearing	$563,794	$371,243
NOW and money market	576,376	437,908
Savings	72,045	53,365
BaaS-brokered deposits	26,529	23,586
Time deposits less than $250,000	43,900	51,644
Time deposits $250,000 and over	23,783	30,213
Total deposits	$1,306,427	$967,959

The following table presents the maturity distribution of time deposits as of June 30, 2020 (dollars in thousands):

Twelve months	$53,220
One to two years	10,084
Two to three years	2,394
Three to four years	657
Four to five years	1,328
$67,683

Note 6 - Leases

The Company has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception.

The Company adopted the provisions of ASU 2016-02 (Topic 842) on January 1, 2019. Operating lease right-of-use (“ROU”) assets represent a right to use an underlying asset for the contractual lease term. Operating lease liabilities represent an obligation to make lease payments arising from the lease.  Operating lease ROU assets and operating lease liabilities were recognized in the Company’s Unaudited Consolidated Balance Sheets for leases that existed at the adoption date, based on the present value of lease payments over the remaining lease term.  ROU assets were further adjusted for lease incentives.  Operating leases entered into after the adoption date were recognized as an operating lease ROU asset and operating lease liability at the commencement date of the new lease.

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

Operating leases with terms of 12 months or less are not included in ROU assets and operating lease liabilities recorded in the Company’s consolidated balance sheets. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis.  As of June 30, 2020, the Company does not have any leases that have not yet commenced.  At June 30, 2020, lease expiration dates ranged from two to 26 years, with additional renewal options on certain leases typically ranging from 5 to 10 years. At June 30, 2020, the weighted average remaining lease term for the Company’s operating leases was 10.6 years.

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $334,000 and $348,000, respectively, for the three months ended June 30, 2020 and 2019 and $678,000 and $711,000, respectively for the six months ended June 30, 2020 and 2019. Variable lease components, such as inflation adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew, at June 30, 2020:

June 30,
(dollars in thousands)	2020
July 1, 2020 to December 31, 2020	$634
2021	1,254
2022	1,258
2023	1,269
2024	864
2025 and thereafter	3,922
Total lease payments	9,201
Less: amounts representing interest	1,370
Present value of lease liabilities	$7,831

The following table presents the components of total lease expense and operating cash flows for the six months ended June 30, 2020:

June 30,
(dollars in thousands)	2020
Lease expense:
Operating lease expense	$662
Variable lease expense	72
Total lease expense (1)	$734
Cash paid:
Cash paid reducing operating lease liabilities	$722

(1) Included in net occupancy expense in the Condensed Consolidated Statements of Income (Unaudited).

Note 7 - Stock-Based Compensation

Stock Options and Restricted Stock

On April 30, 2018, the Company’s shareholders approved the Coastal Financial Corporation 2018 Omnibus Incentive Plan (“2018 Plan”). The 2018 Plan authorizes the Company to grant awards, including but not limited to, stock options restricted stock units, and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. The 2018 Plan replaces both the Company’s 2006 Stock Option and Equity Compensation Plan (“2006 Plan”) and its Directors’ Stock Bonus Plan.  Existing awards under the previous plans will vest under the terms granted and no further awards will be made under these plans. Shares available to be granted under the 2018 Plan totaled 281,225 at June 30, 2020.

Stock Option Awards

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

The following assumptions were used to estimate the value of options granted under the 2018 Plan as applicable in the period indicated:

Six months ended June 30, 2019
Expected term	10.0 years
Expected stock price volatility	48.79%
Risk-free interest rate	2.74%
Expected dividends	Zero
Weighted average grant date fair value	$9.22

A summary of stock option activity under the 2018 Plan and 2006 Plan during the three months ended June 30, 2020:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
(dollars in thousands, except per share amounts)
Outstanding at December 31, 2019	784,217	$7.73	5.95	$6,587
Granted	-	-	-
Exercised	(9,630)	5.82	-
Forfeited or expired	-	-	-
Outstanding at June 30, 2020	774,587	$7.75	5.47	$5,305
Vested or expected to vest at June 30, 2020	774,587	$7.75	5.47	$5,305
Exercisable at June 30, 2020	329,724	$6.41	4.13	$2,681

The total or aggregate intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the three and six months ended June 30, 2020 was $3,000 and $94,000, respectively, and was $66,000 and $135,000 for the three and six months ended June 30, 2019, respectively.

As of June 30, 2020, there was $2.1 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan and 2006 Plan. Total unrecognized compensation costs are adjusted for unvested forfeitures. The Company expects to recognize that cost over a weighted-average period of approximately 7.0 years.   Compensation expense recorded related to stock options was $92,000 and $187,000 for the three and six months ended June 30, 2020, respectively, and $101,000 and $198,000 for the three and six months ended June 30, 2019, respectively.

Restricted Stock Units

In February 2020, the Company granted 78,756 restricted stock units under the 2018 Plan to employees, which vest ratably over 10 years. In April 2020, the Company granted 1,490 restricted stock units under the 2018 Plan to an employee, which vest ratably over 10 years.

The fair value of restricted stock units is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock units are nonparticipating securities.

As of March 31, 2020, there was $1.4 million of total unrecognized compensation cost related to nonvested restricted stock units.  The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 9.8 years.  Compensation expense recorded related to restricted stock units was $34,000 and $57,000 for the three and six months ended June 30, 2020, respectively.  There were no restricted stock units and no compensation expense recorded related to restricted stock units for the three and six months ended June 30, 2019.

A summary of the Company’s nonvested shares at June 30, 2020 and changes during the six-month period is presented below:

Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
(dollars in thousands, except per share amounts)
Nonvested shares at December 31, 2019	-	$-	n/a
Granted	80,246	17.73
Forfeited	(2,808)	17.81
Vested	-	-
Nonvested shares at June 30, 2020	77,438	$17.73	$2

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

As of June 30, 2020, there was $70,000 of total unrecognized compensation cost related to nonvested restricted stock awards.  The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 7.6 years.  Compensation expense recorded related to restricted stock awards was $1,000 and $3,000 for the three and six months ended June 30, 2020, respectively, and was $2,000 and $4,000 for the three and six months ended June 30, 2019, respectively.

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

In February 2020, there were 2,248 shares granted to eight directors at an estimated fair value of $17.81 per share. In January 2019, there were 2,352 shares granted to seven directors at an estimated fair value of $14.91 per share. Compensation expense recorded related to the 2018 Plan totaled $9,000 and $18,000 for the three and six months ended June 30, 2020, respectively, and $8,000 and $17,000 for the three and six months ended June 30, 2019, respectively.

A summary of the Company’s nonvested shares at June 30, 2020 and changes during the three-month period is presented below:

Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
(dollars in thousands, except per share amounts)
Nonvested shares at December 31, 2019	10,257	$11.71	$48,864
Granted	6,248	17.81
Forfeited	(3,500)	15.35
Vested	(5,022)	7.23
Nonvested shares at June 30, 2020	7,983	$17.08	$-

Note 8 - Fair Value Measurements

The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	June 30, 2020		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$26,510	$26,510	$26,510	$-	$-
Interest earning deposits with other banks	147,666	147,666	147,666	-	-
Investment securities	24,318	24,439	20,042	4,397	-
Other investments	5,951	5,951	-	5,201	750
Loans receivable, net	1,432,297	1,423,619	-	-	1,423,619
Accrued interest receivable	5,944	5,944	-	5,944	-
Financial liabilities
Deposits	$1,306,427	1,306,845	$-	$1,306,845	$-
FHLB advances	24,999	24,907	-	24,907	-
Paycheck Protection Program Liquidity Facility	190,156	190,156		190,156
Subordinated debt	9,982	9,892	-	9,892	-
Junior subordinated debentures	3,583	3,056	-	3,056	-
Accrued interest payable	312	312	-	312	-

	December 31, 2019		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$16,555	$16,555	$16,555	$-	$-
Interest earning deposits with other banks	111,259	111,259	111,259	-	-
Investment securities	32,710	32,689	24,945	7,744	-
Other investments	4,505	4,505	-	4,005	500
Loans receivable, net	927,633	922,046	-	-	922,046
Accrued interest receivable	2,980	2,980	-	2,980	-
Financial liabilities
Deposits	$967,959	$967,804	$-	$967,804	$-
FHLB advances	10,000	10,000	-	10,000	-
Subordinated debt	9,986	9,879	-	9,879	-
Junior subordinated debentures	3,584	3,214	-	3,214	-
Accrued interest payable	308	308	-	308	-

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

Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
June 30, 2020
Available-for-sale
U.S. Treasury securities	$20,042	$-	$-	$20,042
U.S. Agency collateralized mortgage obligations	-	123	-	123
U.S. Agency residential mortgage-backed securities	-	21	-	21
Municipals	-	262	-	262
	$20,042	$406	$-	$20,448
December 31, 2019
Available-for-sale
U.S. Treasury securities	$24,945	$-	$-	$24,945
U.S. Government agencies	-	2,999	-	2,999
U.S. Agency collateralized mortgage obligations	-	129	-	129
U.S. Agency residential mortgage-backed securities	-	27	-	27
Municipals	-	260	-	260
	$24,945	$3,415	$-	$28,360

The following methods were used to estimate the fair value of the class of financial instruments above:

Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2020 and December 31, 2019. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets measured at fair value using significant unobservable inputs (Level 3)

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the dates indicated:

	Valuation Technique	Unobservable Inputs	June 30, 2020 Weighted Average Rate	December 31, 2019 Weighted Average Rate
Impaired loans	Collateral valuations	Discount to appraised value	8%	10%

Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
June 30, 2020
Impaired loans	$-	$-	$4,435	$4,435
Total	$-	$-	$4,435	$4,435

December 31, 2019
Impaired loans	$-	$-	$1,030	$1,030
Total	$-	$-	$1,030	$1,030

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

Note 9 - Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(dollars in thousands, except share data)
Net Income	$3,671	$3,274	$6,395	$6,082
Basic weighted average number common shares outstanding	11,917,394	11,895,026	11,913,321	11,889,597
Dilutive effect of equity-based awards	272,890	307,171	271,833	303,050
Diluted weighted average number common shares outstanding	12,190,284	12,202,197	12,185,154	12,192,647
Basic earnings per share	$0.31	$0.28	$0.54	$0.51
Diluted earnings per share	$0.30	$0.27	$0.52	$0.50
Antidilutive stock options and restricted stock outstanding	216,785	138,889	216,785	138,889

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a bank holding company that operates through our wholly owned subsidiary, Coastal Community Bank (the “Bank”). We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. We focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington. We currently operate 15 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and three of which are located in neighboring counties (one in King County and two in Island County). We opened our 15th branch in Arlington, Washington during the second quarter of 2020.  The Bank also provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services.  As of June 30, 2020, we had total assets of $1.68 billion, total gross loans of $1.45 billion, total deposits of $1.31 billion and total shareholders’ equity of $131.0 million.

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted by the Bank.

As a bank holding company that operates through one segment, community banking, we generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is commercial and retail deposits. We place secondary reliance on wholesale funding, primarily borrowings from the Federal Home Loan Bank (“FHLB”). We are utilizing the Paycheck Protection Program Liquidity Facility (“PPPLF”), which provides an additional source of low cost funding for the PPP loans, with a contractual 0.35% interest rate.  The borrowings are collateralized by Paycheck Protection Program (“PPP”) loans and must be paid down as the PPP loans are forgiven or paid down by customers.  Less commonly used sources of funding include borrowings from the Federal Reserve System (“Federal Reserve”) discount window, draws on established federal funds lines from unaffiliated commercial banks, brokered funds, which allows us to obtain deposits from sources that do not have a relationship with the Bank and can be obtained through certificate of deposit listing services, via the internet or through other advertising methods, or a one-way buy through an insured cash sweep (“ICS”) account, which allows us to obtain funds from other institutions that have deposited funds through ICS. Our largest expenses are salaries and related employee benefits, provision for loan losses, interest on deposits and borrowings, occupancy and data processing. Our principal lending products are commercial real estate loans, commercial and industrial loans, residential real estate loans, construction, land and land development loans, and to a lesser extent consumer loans.

Coronavirus Aid, Relief, and Economic Security (“CARES”) Act

On March 27, 2020, the CARES Act was enacted, providing wide ranging economic relief for individuals and businesses impacted by the COVID-19 pandemic. Among other things, the statute created the PPP, which is a stimulus response to the potential economic impacts of COVID-19, and its purpose is to provide forgivable loans to smaller businesses that use the proceeds of the loans for payroll and certain other qualifying expenses. The Small Business Administration ("SBA") manages and backs the PPP. If a loan is fully forgiven, the SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by the SBA.

The Company's Preparations and Responses to COVID-19 Pandemic

As part of its ongoing risk preparation and mitigation efforts, the Company had developed a detailed plan and action measures related to a possible pandemic scenario. This pandemic plan was implemented on March 12, 2020 and continued through the second quarter and into third quarter of 2020.  The Company carefully executed the plan with limited operational disruptions, attention to ensure continued customer support, and with the utmost care to safeguard employees, customers and vendors. Management continues to monitor and, when appropriate, make changes to our planned response. To date we have:

•	Continued to serve customers through drive throughs, call center, mobile banking, online banking and ATMs, and closed branches except for drive throughs and appointments.
•	Dispersed workforce throughout facilities in order to maximize social distancing protocols, including successful employment of remote work solutions for many employees.
•	Continued participation in the SBA PPP with funded loans outstanding of $438.1 million, for 2,526 borrowers, impacting nearly 40,000 employees in our communities, as of June 30, 2020.
•

Actively engaged borrowers and other businesses in discussion to identify short-term cash flow and other financial needs, and restructured payments on existing loans to alleviate financial hardship per regulatory guidance. As of June 30, 2020, payments have been deferred on 215 loans representing $207.2 million.

•

Pledged 711 PPP loans, or $190.2 million as of June 30, 2020, which provides an additional source of funding for the PPP loans, through the PPPLF.  The borrowings must be paid down as they are forgiven or when the customers pay the loan down.  PPPLF is a low cost source of funding and liquidity for PPP loans, with an interest rate of 0.35%, and favorable capital treatment.

•	Enhanced credit monitoring on loan segments that have been most impacted by COVID-19, monitoring and tracking loan payment deferrals and customer liquidity.
•

Reviewed loans impacted by the temporary halting of non-essential construction projects resulting from the stay-at-home order issued by the Governor of Washington, working with borrowers and extending the construction period as appropriate to compensate for the work shutdown.

•	The majority of Washington State, and Snohomish County in particular, was under a stay-at-home order for much of the second quarter of 2020.
•

Majority of Washington State, including Snohomish County, migrated to Phase 2 in early June, after spending most of the second quarter of 2020 in Phase 1 of Washington State’s 4 phase approach to re-opening businesses.  We anticipate remaining in Phase 2 for the foreseeable future.  Phase 2 allows:

o	Gatherings of no more than 5 people outside one’s household per week
o	Limited non-essential travel in proximity of one’s home
o	Opens certain businesses with social distancing and capacity restrictions
•	Refreshed and analyzed the Company's liquidity, funding and capital stress forecasts and risk assumptions.

Comparison of Operating Results for the Three Months Ended June 30, 2020 and June 30, 2019

During the quarter ended June 30, 2020, significant focus was placed on helping the small businesses in our communities through the PPP.  These loans have had a significant impact on our financial statements for the current quarter ended June 30, 2020 and will continue to impact our results in the future.  Throughout this discussion, we will address the impact of these loans, including borrowings received through PPPLF to help fund these loans and to aid in liquidity, increased customer deposit accounts from unused disbursements, and earnings and expenses related to these activities.  Any estimated adjusted ratios that exclude the impact of this activity are non- U.S. generally accepted accounting principles (“GAAP”) measures.  For more information about non-GAAP financial measures, see the non-GAAP disclosure “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures”.

The table below summarizes key information regarding the PPP loans as of the period indicated:

	Loan Size
	As of June 30, 2020
	$0.00 - $150,000.00	$150,000.01 - $350,000.00	$350,000.01 - $2,000,000.00	> 2,000,000.01	Totals
(Dollars in thousands; unaudited)
Principal outstanding:
Existing customer	$37,674	$29,561	$86,232	$52,299	$205,766
New customer	48,914	42,205	82,940	58,252	232,311
Total principal outstanding	86,588	71,766	169,172	110,551	438,077
Deferred fees outstanding	(3,729)	(3,057)	(4,247)	(940)	(11,973)
Deferred costs outstanding	940	215	161	18	1,334
Net deferred fees	$(2,789)	$(2,842)	$(4,086)	$(922)	$(10,639)
Total principal, net of deferred fees	$83,799	$68,924	$165,086	$109,629	$427,438
Weighted average maturity (years)	1.91	1.83	1.83	1.81	1.83
Number of loans:
Existing customer	768	128	108	13	1,017
New customer	1,185	190	116	18	1,509
Total loan count	1,953	318	224	31	2,526

Results of Operations

Net Income

Net income for the three months ended June 30, 2020, was $3.7 million, or $0.30 per diluted share, compared to $3.3 million, or $0.27 per diluted share, for the three months ended June 30, 2019. The increase in net income over the comparable period in the prior year was attributable to a $3.8 million increase in net interest income, largely related to PPP loans.  Interest and fee income related to PPP loans totaled $2.8 million for the three months ended June 30, 2020. Net deferred fees on PPP loans will be earned over the life of the loan, as a yield adjustment.  Forgiveness of principal, early paydowns and payoffs on PPP loans will increase interest income earned in those periods.   The increase in net interest income was partially offset by a $1.4 million  increase in the provision for loan losses, related to the growth in the loan portfolio along with an increase in qualitative factors related to the change in the economic outlook caused by the COVID-19 pandemic, and $1.3 million increase in noninterest expense, which includes $686,000 more in salaries and employee benefits, $181,000 more in legal and professional fees and $122,000 more in data processing expenses.  Salaries and employee benefits were increased largely as a result of hiring staff for our BaaS CCBX division and legal and professional expenses were increased due to development of contracts for CCBX customers and because of reporting related legal and professional services.  Data processing costs grow as we add new products, customers and branches.  Additionally, CCBX data processing expenses are included in this category and are expected to increase incrementally as the CCBX division develops.

Net Interest Income

Net interest income for the three months ended June 30, 2020, was $14.0 million, compared to $10.2 million for the three months ended June 30, 2019, an increase of $3.8 million, or 37.4%. The increase in net interest income consisted of a $3.6 million, or 30.7%, increase in interest income coupled with a $185,000, or 11.4%, decrease in interest expense.

The increase in interest income was primarily attributable to a $522.3 million, or 64.3%, increase in average loans outstanding for the three months ended June 30, 2020, compared to the prior year period, partially offset by an 82-basis point decrease in yield on loans.  The decrease in loan yields, as compared to the prior year period, was the result of the Federal Open Market Committee (“FOMC”) lowering the Fed funds rate five times since June 2019, totaling 2.25%, resulting in lower rates on new and renewing loans as well as loans tied to indexes.  In addition, for the quarter ended June 30, 2020 there was an average of $335.2 million in PPP loans, which have a 1.0% interest rate and an approximate yield of 3.31% after the amortization of deferred fees and costs.    Contractual loan yields approximated 3.91% for the quarter ended June 30, 2020 compared to 5.23% for the quarter ended June 30, 2019.   Although we have rate floors in place for $349.1 million, or 23.9%, in existing loans, the rate reductions by the FOMC have had a corresponding impact on loan yields and subsequently the net interest margin in future periods. We have continued to focus on our loan growth initiatives, including the deepening of relationships with existing customers and developing new loan and deposit relationships with new customers and non-Bank PPP customers. During the quarter ended June 30, 2020, our focus was on working with small businesses within our communities with PPP loan requests.  We have experienced a significant increase in commercial and industrial SBA 7(a) loans during the second quarter 2020, as small business owners apply for relief via the PPP as prescribed in the CARES Act.

The decrease in interest expense for the three months ended June 30, 2020 was the result of a 33 basis point decrease in cost of funds, bringing it to 0.41% as of June 30, 2020, compared to 0.74% at June 30, 2019.  Much of the funding from the PPP loans was deposited into core deposit accounts, including noninterest bearing accounts, until customers use the funds, which helped contribute to the improved cost of funds for the quarter ended June 30, 2020, as compared to the prior year period.

The average balance of interest-bearing deposits increased $157.9 million, or 28.7%, compared to the prior year period, but the average rate paid on interest bearing deposits was 41 basis points less for the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019.  As previously mentioned, the Fed funds rate reductions by the FOMC have impacted the rates that are paid on interest bearing accounts and management lowered deposit rates in response to these rate reductions.  The average rate paid on BaaS-brokered deposits decreased 195 basis points and NOW and money market accounts decreased 33 basis points for the three months ended June 30, 2020.  The average rate paid on BaaS-brokered deposits was higher in the three months ended June 30, 2019 as a result of the temporary negotiated rate for that period.   The average rate paid on time deposits also decreased.  For time deposits less than $100,000, the rate decreased 20 basis points and for time deposits over $100,000, the average rate decreased 43 basis points, as compared to the prior year period.  The average rate paid on NOW, money market, and time deposit accounts in the quarter ended June 30, 2020 is the result of the recent decreased Fed funds rates and management lowering rates in response, which resulted in management lowering rates on these accounts.  Many deposit rates were either lowered late in the first quarter or at the start of the second quarter of 2020, so the impact of these reductions will continue to be seen in future periods. The average balance of NOW and money market accounts grew $154.1 million, or 30.8%, in the three months ended June 30, 2020.  The average balance of BaaS-brokered deposits was $22.1 million for the three months ended June 30, 2020, which was up $1.9 million from the prior year period.  The average balance of savings accounts grew $15.5 million, or 25.5%, and the average balance of time deposits declined $13.6 million, or 16.0%, to $84.0 million in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, in an intentional effort to focus more on core deposit growth.

We do not regularly advertise time deposit rates or money market rates, although we occasionally advertise promotional rates in targeted portions of our market area. Our branch managers, business development officers, and lenders collaborate to provide consistent and coordinated customer service and to seek deposits from new and existing customers.

For the three months ended June 30, 2020, net interest margin (annualized net interest income divided by average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 3.78% and 3.49%, respectively, compared to 4.24% and 3.77%, respectively, for the three months ended June 30, 2019.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $2.2 million and $315,000 for the three months ended June 30, 2020 and 2019, respectively. The increase in loan fees for the quarter ended June 30, 2020 is due to the PPP loans.  For the three months ended June 30, 2020 and 2019, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets
	For the Three Months Ended June 30,
	2020			2019
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost (4)	Balance	Dividends	Cost (4)
Assets
Interest earning assets:
Interest earning deposits	$127,721	$130	0.41%	$106,353	$652	2.46%
Investment securities, available for sale (1)	17,811	45	1.02	38,288	147	1.54
Investment securities, held to maturity (1)	4,024	8	0.80	1,863	13	2.80
Other investments	5,841	89	6.13	3,659	75	8.22
Loans receivable (2)	1,334,991	15,154	4.57	812,704	10,917	5.39
Total interest earning assets	1,490,388	15,426	4.16	962,867	11,804	4.92
Noninterest earning assets:
Allowance for loan losses	(13,555)			(10,025)
Other noninterest earning assets	61,713			49,594
Total assets	$1,538,546			$1,002,436

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$708,724	$1,096	0.62%	$550,777	$1,420	1.03%
PPPLF borrowings	107,443	94	0.35	1,542	9	2.34
FHLB advances and other borrowings	24,999	70	1.13	-	-	0.00
Subordinated debt	9,984	147	5.92	9,970	146	5.87
Junior subordinated debentures	3,583	26	2.92	3,582	43	4.81
Total interest bearing liabilities	854,733	1,433	0.67	565,871	1,618	1.15
Noninterest bearing deposits	541,448			308,739
Other liabilities	12,498			13,132
Total shareholders' equity	129,867			114,694
Total liabilities and shareholders' equity	$1,538,546			$1,002,436
Net interest income		$13,993			$10,186
Interest rate spread			3.49%			3.77%
Net interest margin (3)			3.78%			4.24%
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

	Three Months Ended June 30, 2020
	Compared to
	Three Months Ended June 30, 2019
	Increase (Decrease)
	Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Interest earning deposits	$21	$(543)	$(522)
Investment securities, available for sale	(52)	(50)	(102)
Investment securities, held to maturity	4	(9)	(5)
Other Investments	33	(19)	14
Loans receivable	5,903	(1,666)	4,237
Total increase in interest income	5,909	(2,287)	3,622

Interest expense:
Interest bearing deposits	242	(566)	(324)
PPPLF borrowings	94	-	94
FHLB advances and other borrowings	66	(5)	61
Subordinated debt	-	1	1
Junior subordinated debentures	-	(17)	(17)
Total increase in interest expense	402	(587)	(185)
Increase in net interest income	$5,507	$(1,700)	$3,807

Provision for Loan Losses

The provision for loan losses is an expense we incur to maintain an allowance for loan losses at a level that management deems appropriate to absorb inherent losses on existing loans. For a description of the factors taken into account by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.”

The provision for loan losses for the three months ended June 30, 2020 was $1.9 million, compared to $547,000 for the three months ended June 30, 2019. The allowance for loan losses as a percentage of loans was 1.03% at June 30, 2020, compared to 1.24% at June 30, 2019. For the three months ended June 30, 2020, there were $438.1 million in PPP loans included in our portfolio.  These loans are 100% guaranteed by the SBA.  The allowance for loan losses to loans receivable, excluding the guaranteed PPP loans, is 1.46%.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”  The provision for loan losses was increased due to loan growth and along with an increase in qualitative factors related to the change in economic outlook caused by the COVID-19 pandemic.  We are not required to implement the provisions of the Current Expected Credit Loss (“CECL”) accounting standard until January 1, 2023, therefore we are continuing to account for the allowance for loan losses under the incurred loss model.  Credit quality has remained stable through June 30, 2020, as demonstrated by the low level of charge-offs and nonperforming loan balance.  Nonperforming assets to total assets was 0.26% at June 30, 2020 compared to 0.16% at June 30, 2019.  For a description of the Company’s nonperforming assets see “—Financial Condition—Nonperforming Assets.”

Net charge-offs for the three months ended June 30, 2020 totaled $8,000, or 0.00% (annualized), of total average loans, as compared to $19,000, or 0.01% (annualized) of total average loans, for the three months ended June 30, 2019. The short-term and long-term economic impact of the COVID-19 pandemic is unknown; however, we remain diligent in our efforts to communicate and proactively work with borrowers to help mitigate potential credit deterioration.

Noninterest Income

Our primary sources of recurring noninterest income are deposit service charges and fees, BaaS fees, mortgage broker fees and loan referral fees. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest or similar method.

For the three months ended June 30, 2020, noninterest income totaled $1.5 million, a decrease of $612,000, or 28.7%, compared to $2.1 million for the three months ended June 30, 2019.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months
	Ended June 30,		Increase	Percent
(Dollars in thousands)	2020	2019	(Decrease)	Change
Deposit service charges and fees	$677	$781	$(104)	(13.3)%
BaaS service fees	475	502	(27)	(5.4)
Mortgage broker fees	152	111	41	36.9
Loan referral fees	70	473	(403)	(85.2)
Gain on sales of loans, net	-	132	(132)	(100.0)
Other	146	133	13	9.8
Total noninterest income	$1,520	$2,132	$(612)	(28.7)%

Deposit Service Charges and Fees. Deposit service charges and fees include service charges on accounts, point-of-sale fees, merchant services fees and overdraft fees. Together they constitute one of the largest components of our noninterest income. Deposit service charges were $677,000 for the three months ended June 30, 2020, a decrease of $104,000, or 13.3%, from $781,000 over the same period in the prior year. The decrease in deposit service charges and fees was primarily the result of $57,000 less overdraft fee income in the quarter ended June 30, 2020 compared to the prior year period, combined with $17,000 less in point of sale fees, $16,000 less in merchant services revenue and $12,000 less in ATM income, all of which could be attributed to the stay-at-home order in place for Washington State during part of the second quarter, and overall reduced activity as a result of COVID-19 restrictions, stimulus payments distributed to tax payers and increased unemployment benefits.

BaaS Fees. Our CCBX division provides BaaS offerings that enable our broker dealer and digital financial service partners to offer their customers banking services.  In exchange for providing these services, we earn fixed fees, volume-based fees and reimbursement of costs depending on the contract.  BaaS fee income for the three months ended June 30, 2020 was $475,000 compared to $502,000 for the three months ended June 30, 2019.  The decrease is the result of slower implementation times with new BaaS partners and modifications to fee arrangements with existing customers which reduced noninterest income in the quarter ended June 30, 2020 in exchange for increased fees in the future.  The decision to trade current revenue for ongoing future revenue was made to benefit the Company in the long term. As of June 30, 2020, there were three active CCBX partners, two in friends and family trials, two in onboarding/implementation, three signed letters of intent and a solid pipeline.  As partnerships move to active status it is expected that BaaS fees will increase.

Mortgage Broker Fees. We earn mortgage broker fees for residential real estate loans that we broker through mortgage lenders. Mortgage broker fees increased $41,000 in the three months ended June 30, 2020 to $152,000, compared to $111,000 in the same period in 2019 as a result of increased demand from lower interest rates on mortgages.

Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize the loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without assuming the interest rate risk. We had $70,000 in income from loan referral fees for the three months ended June 30, 2020, compared to $473,000 in the same period in the prior year. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. The recognition of loan referral fees fluctuates in response to these market conditions and as a result we may not recognize any, or recognize fewer, loan referral fees in some periods.

Gain on Sales of Loans, net. Gain on sales of loans occurs when we sell in the secondary market the guaranteed portion (generally 75% of the principal balance) of the SBA and U.S. Department of Agriculture (“USDA”) loans that we originate. This activity fluctuates based on SBA and USDA loan activity.  We did not sell the guaranteed portion of any SBA or USDA loans in the three months ended June 30, 2020, therefore our income decreased $132,000 from the three months ended June 30, 2019.

Other. This category includes a variety of other income-producing activities, annuity broker fees, and SBA and USDA servicing fees. Other noninterest income increased $13,000 in the three months ended June 30, 2020, compared to the same period in 2019 primarily from higher lease and sublease income.

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

For the three months ended June 30, 2020, noninterest expense totaled $8.9 million, an increase of $1.3 million, or 17.0%, compared to $7.6 million for the three months ended June 30, 2019.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months
	Ended June 30,		Increase	Percent
(Dollars in thousands)	2020	2019	(Decrease)	Change
Salaries and employee benefits	$5,215	$4,529	$686	15.1%
Occupancy	933	930	3	0.3
Data processing	621	499	122	24.4
Legal and professional fees	474	293	181	61.8
Software licenses, maintenance and subscriptions	311	172	139	80.8
Excise taxes	262	180	82	45.6
Director and staff expenses	187	217	(30)	(13.8)
Marketing	116	108	8	7.4
FDIC assessments	74	134	(60)	(44.8)
Business development	48	96	(48)	(50.0)
Other	704	485	219	45.2
Total noninterest expense	$8,945	$7,643	$1,302	17.0%

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, incentive compensation costs, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $5.2 million for the three months ended June 30, 2020, an increase of $686,000, or 15.1%, compared to $4.5 million for the three months ended June 30, 2019. The increase was primarily due to continued hiring staff for our BaaS CCBX division and additional staff for our ongoing banking related growth initiatives, as well as employing temporary help to assist with operations related to the PPP loans. The increase in expense was reduced as a result of an increase in deferred loan costs recorded as salary offsets, largely from originating PPP loans, which was $1.2 million higher and lowered expense by that same amount, for the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019. As our BaaS banking activities grow, we expect to continue to add employees to support this line of business.  As of June 30, 2020, we had 220 full-time equivalent employees, compared to 187 at June 30, 2019, a 17.6% increase.

Occupancy Expenses. Occupancy expenses were $933,000 for the three months ended June 30, 2020, compared to $930,000 for the three months ended June 30, 2019. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $311,000 and $301,000 for the three months ended June 30, 2020 and 2019, respectively. Occupancy expenses remained relatively flat year over year, but with the opening of our 15th branch late in the second quarter of 2020, and as we continue to grow, we expect occupancy expenses to increase.

Data Processing. Data processing costs were $621,000 for the three months ended June 30, 2020, compared to $499,000 for the three months ended June 30, 2019. Data processing costs include all of our customer transaction processing and data storage, computer processing, and network costs.  Data processing costs grow as we add new products, customers and branches.  Additionally, CCBX data processing expenses are included in this category and are expected to increase incrementally as the CCBX division expands.

Legal and Professional Fees. Legal and professional costs were $474,000 for the quarter ended June 30, 2020, compared to $293,000 for the quarter ended June 30, 2019.  Legal and professional costs fluctuate with the development of contracts for CCBX customers and are also impacted by our reporting cycle and timing of legal and professional services.

Software Licenses, Maintenance and Subscriptions. Software licenses, maintenance and subscriptions includes expenses related to obtaining and maintaining software required for various functions throughout the Company.   Software licenses, maintenance and subscriptions were $311,000 for the quarter ended June 30, 2020, compared to $172,000 for the prior year period.  Late in 2019, we changed how we were expensing these costs, consolidating all related expenses to one category, which contributed to the increase over the prior year period.  Software related expenses is expected to continue to increase as we grow product lines and expand our CCBX division.

Excise Taxes. Excise taxes were $262,000 for the three months ended June 30, 2020, compared to $180,000 for the three months ended June 30, 2019.  Excise taxes are based on gross income of $16.9 million and $13.9 million for the three months ended June 30, 2020 and 2019, respectively.  Gross income is reduced by certain allowed deductions to arrive at the taxable base; however, as gross income increases, so does the excise tax expense.

Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses.   Director and staff expenses were $187,000 for the three months ended June 30, 2020, compared to $217,000 for the three months ended June 30, 2019, a decrease of $30,000 or 13.8%.  Decreased expenses related to employee travel as a result of restrictions related to the COVID-19 pandemic contributed to the decrease in the quarter ended June 30, 2020 compared to quarter ended June 30, 2019.

Marketing. Marketing costs were $116,000 for the three months ended June 30, 2020, compared to $108,000 for the three months June 30, 2019.  Marketing costs were relatively flat year over year; however, as we continue to offer new products and services and grow our brand, we would expect marketing costs to increase.

Business Development. Business development costs were $48,000 for the three months ended June 30, 2020, compared to $96,000 for the three months ended June 30, 2019.  Business development costs include sponsorships and other activities to cultivate business and community development.  As expected, these expenses were reduced as a result of restrictions on in person meetings and business related activities due to the COVID-19 pandemic.

Other. This category includes dues and memberships, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officer’s insurance, donations, provision for unfunded commitments, and miscellaneous other expenses. Other noninterest expense was $704,000 for the three months ended June 30, 2020, compared to $485,000 for the three months ended June 30, 2019. The increase was largely due to a $39,000 increase in the reserve for unfunded commitments, $40,000 increase in bank examination fees, $23,000 increase in FRB and bank service changes, and overall growth for the three months ended June 30, 2020, as compared to the same period last year.

Income Tax Expense

The amount of income tax expense we incur is impacted by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce our deferred tax assets to the amount expected to be realized. For the three months ended June 30, 2020, income tax expense totaled $967,000, compared to $854,000 for the three months ended June 30, 2019. Our effective tax rates for the three months ended June 30, 2020 and 2019 were 20.8% and 20.7%, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2020 and June 30, 2019

Results of Operations

Net Income

Net income for the six months ended June 30, 2020, was $6.4 million, or $0.52 per diluted share, compared to $6.1 million, or $0.50 per diluted share, for the six months ended June 30, 2019. The increase in net income over the comparable period in the prior year was attributable to a $5.4 million increase in net interest income, largely related to organic loan growth combined with growth from PPP loans, partially offset by a $2.4 million  increase in the provision for loan losses, related to the growth in the loan portfolio along with an increase in qualitative factors related to the change in the economic outlook caused by the COVID-19 pandemic, and $2.7 million increase in noninterest expense, which includes $1.8 million more in salaries and employee benefits and $144,000 more in data processing expenses. Salaries and employee benefits were increased largely as a result of hiring staff for our BaaS CCBX division. Data processing costs grow as we add new products, customers and branches.  Additionally, CCBX data processing expenses are included in this category and are expected to increase incrementally as the CCBX division develops.

Net Interest Income

Net interest income for the six months ended June 30, 2020, was $25.4 million, compared to $20.0 million for the six months ended June 30, 2019, an increase of $5.4 million, or 27.1%. The increase in net interest income consisted of a $6.4 million, or 30.2%, in increased loan interest income as a result of higher volume and $206,000, or 7.2%, less in interest expense on deposits, partially offset by $150,000, or 38.6%, increase in interest on borrowed funds.

The increase in interest income was primarily attributable to a $353.2 million, or 44.3%, increase in average loans outstanding for the six months ended June 30, 2020, compared to the prior year period, partially offset by a 54 basis point decrease in yield on loans.  The decrease in loan yields, as compared to the prior year period, was the result of the FOMC lowering rates five times since June 2019, totaling 2.25%, which resulted in lower rates on new and renewing loans as well as loans tied to indexes.  In addition, for the six months ended June 30, 2020 there was an average of $167.6 million in PPP loans, which have a 1.0% interest rate and an approximate yield of 3.31% after the amortization of deferred fees and costs.  Contractual loan yields approximated 4.40% for the six months ended June 30, 2020 compared to 5.23% for the six months ended June 30, 2019.   Although we have rate floors in place for $349.1 million, or 23.9%, in existing loans, the rate reductions by the FOMC have had a corresponding impact on loan yields and subsequently the net interest margin in future periods. We have continued to focus on our loan growth initiatives, but most recently our focus has been on working with small businesses within our communities, providing assistance to existing and new customers, through PPP loans.  We have experienced a significant increase in commercial and industrial loans, as small business owners apply for financial assistance via the PPP through the SBA as prescribed in the CARES Act.

The slight decrease in interest expense for the six months ended June 30, 2020 was the result of a $206,000 decrease in interest expense on deposit accounts partially offset by a $150,000 increase in interest on borrowed funds.  Cost of funds decreased 21 basis points to 0.54% as of June 30, 2020, compared to 0.75% at June 30, 2019.  Much of the funding from the PPP loans was deposited into core deposit accounts, including noninterest bearing accounts, until customers use the funds, which contributed to the improved cost of funds for the six months ended June 30, 2020, as compared to the prior year period.

The average balance of interest-bearing deposits increased $107.5 million, or 19.2%, compared to the prior year period, but the average rate paid on interest bearing deposits was 23 basis points less for the six months ended June 30, 2020, compared to the six months ended June 30, 2019.  As previously discussed, the Fed funds rate reductions by the FOMC have impacted the rates that are paid on interest bearing accounts and management lowered deposit rates in response to these rate reductions.  The average rate paid on BaaS-brokered deposits decreased 165 basis points and NOW and money market accounts decreased four basis points for the six months ended June 30, 2020.  The average rate paid on BaaS-brokered deposits was higher in the six months ended June 30, 2019 as a result of the temporary increase in BaaS-brokered deposits for that period.   The average rate paid on time deposits also decreased.  For time deposits less than $100,000 the rate decreased 12 basis points and for time deposits over $100,000 the average rate decreased 24 basis points, as compared to the prior year period.  The average rate paid on NOW, money market, and time deposit accounts in the six months ended June 30, 2020 is the result of the recent decreased Fed funds rates, which resulted in management lowering rates on these accounts. Many deposit rates were either lowered late in the first quarter or at the start of the second quarter of 2020, so the impact of these reductions will continue to be seen in future periods.  The average balance of NOW and money market accounts grew $135.9 million, or 37.2%, in the six months ended June 30, 2020, compared to the six months ended June 30, 2019.  The average balance of BaaS-brokered deposits was $21.9 million for the six months ended June 30, 2020, which was down $25.1 million, or

53.3%, from the prior year period. The higher balance in the prior year period was the result of temporary increase in BaaS deposits for that period, and a subsequent planned exit of balances.  The average balance of savings accounts grew $8.5 million, or 16.3%, and the average balance of time deposits declined $11.9 million, or 12.3%, to $84.4 million in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, in an intentional effort to focus on more on core deposit growth.

We do not regularly advertise time deposit rates or money market rates, although we occasionally advertise promotional rates in targeted portions of our market area. Our branch managers, business development officers, and lenders collaborate to provide consistent and coordinated customer service and to seek deposits from new and existing customers.

For the six months ended June 30, 2020, net interest margin and net interest spread were 3.93% and 3.58%, respectively, compared to 4.19% and 3.73%, respectively, for the six months ended June 30, 2019.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $2.6 million and $666,000 for the six months ended June 30, 2020 and 2019, respectively. The increase in loan fees for the six months ended June 30, 2020 is due to the PPP loans.  For the six months ended June 30, 2020 and 2019, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets
	For the Six Months Ended June 30,
	2020			2019
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost (4)	Balance	Dividends	Cost (4)
Assets
Interest earning assets:
Interest earning deposits	$115,547	$488	0.85%	$119,830	$1,460	2.46%
Investment securities, available for sale (1)	20,265	133	1.32	38,292	291	1.53
Investment securities, held to maturity (1)	4,173	39	1.88	1,561	22	2.84
Other Investments	5,174	105	4.08	3,406	89	5.27
Loans receivable (2)	1,150,797	27,781	4.85	797,629	21,336	5.39
Total interest earning assets	1,295,956	28,546	4.43	960,718	23,198	4.87
Noninterest earning assets:
Allowance for loan losses	(12,610)			(9,825)
Other noninterest earning assets	56,654			48,873
Total assets	$1,340,000			$999,766

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$668,381	$2,650	0.80%	$560,875	$2,856	1.03%
PPPLF borrowings	53,722	94	0.35	-	-	0.00
FHLB advances and other borrowings	16,425	91	1.11	923	11	2.40
Subordinated debt	9,982	293	5.90	9,968	291	5.89
Junior subordinated debentures	3,583	61	3.42	3,581	87	4.90
Total interest bearing liabilities	752,093	3,189	0.85	575,347	3,245	1.14
Noninterest bearing deposits	447,189			298,451
Other liabilities	12,520			13,080
Total shareholders' equity	128,198			112,888
Total liabilities and shareholders' equity	$1,340,000			$999,766
Net interest income		$25,357			$19,953
Interest rate spread			3.58%			3.73%
Net interest margin (3)			3.93%			4.19%

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

	Six Months Ended June 30, 2020
	Compared to
	Six Months Ended June 30, 2019
	Increase (Decrease)
	Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Interest earning deposits	$(11)	$(961)	$(972)
Investment securities, available for sale	(117)	(41)	(158)
Investment securities, held to maturity	24	(7)	17
Other Investments	36	(20)	16
Loans receivable	8,591	(2,146)	6,445
Total increase in interest income	8,523	(3,175)	5,348

Interest expense:
Interest bearing deposits	436	(642)	(206)
PPPLF borrowings	94	-	94
FHLB advances	86	(6)	80
Subordinated debt	-	2	2
Junior subordinated debentures	-	(26)	(26)
Total increase in interest expense	616	(672)	(56)
Increase in net interest income	$7,907	$(2,503)	$5,404

Provision for Loan Losses

The provision for loan losses is an expense we incur to maintain an allowance for loan losses at a level that management deems appropriate to absorb inherent losses on existing loans. For a description of the factors taken into account by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.”

The provision for loan losses for the six months ended June 30, 2020 was $3.5 million, compared to $1.1 million for the six months ended June 30, 2019. The allowance for loan losses as a percentage of loans was 1.03% at June 30, 2020, compared to 1.24% at June 30, 2019. For the six months ended June 30, 2020, there were $438.1 million in PPP loans in our portfolio.  These loans are 100% guaranteed by the SBA.  The allowance for loan losses to loans receivable, excluding the guaranteed PPP loans, is 1.46%.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”  The provision for loan losses was increased due to loan growth and along with an increase in qualitative factors related to the change in economic outlook caused by the COVID-19 pandemic.  We are not required to implement the provisions of the CECL accounting standard until January 1, 2023, therefore we are continuing to account for the allowance for loan losses under the incurred loss model.  We are working with customers impacted by COVID-19 and have deferred or restructured payments in accordance with federal guidance on $207.2 million as of June 30, 2020.  Credit quality has remained stable through June 30, 2020, as demonstrated by the low level of charge-offs and nonperforming loan balance. Nonperforming assets to total assets was 0.26% at June 30, 2020 compared to 0.16% at June 30, 2019.  For a description of the Company's nonperforming assets, see "—Financial Condition—Nonperforming Assets."

As of June 30, 2020, there were $207.2 million, or 215 customers, on deferred payments, with $7.2 million, or 24 customers, moving to active status during the month of June 2020.  Of the customers moving to active status from deferrals, all were able to successfully resume making payments.  As additional loans migrate to active status, we anticipate that there will be borrowers that are unable to resume making payments as planned.  There is uncertainty surrounding the economy, the continuation of unemployment benefits, stimulus payments and the continued restrictions on businesses, all of which lead to uncertainty with our customers and their ability to remain current on their financial obligations. These factors all contributed to the additional reserve to loan losses that was made in the six months ended June 30, 2020.

Net charge-offs for the six months ended June 30, 2020 totaled $131,000, or 0.02% (annualized) of total average loans, as compared to $51,000, or 0.01% (annualized) of total average loans, for the six months ended June 30, 2019. The short-term and long-term economic impact of the COVID-19 pandemic is unknown; however, we remain diligent in our efforts to communicate and proactively work with borrowers to help mitigate potential credit deterioration and future losses.

Noninterest Income

Our primary sources of recurring noninterest income are deposit service charges and fees, loan referral fees, BaaS fees, and mortgage broker fees. Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest or similar method.

For the six months ended June 30, 2020, noninterest income totaled $4.2 million, a decrease of $75,000, or 1.8%, compared to $4.1 million for the six months ended June 30, 2019.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Six Months
	Ended June 30,		Increase	Percent
(Dollars in thousands)	2020	2019	(Decrease)	Change
Deposit service charges and fees	$1,400	$1,507	$(107)	(7.1)%
Loan referral fees	1,123	1,106	17	1.5
BaaS service fees	1,054	948	106	11.2
Mortgage broker fees	314	196	118	60.2
Gain on sales of loans, net	-	121	(121)	(100.0)
Other	300	238	62	26.1
Total noninterest income	$4,191	$4,116	$75	1.8%

Deposit Service Charges and Fees. Deposit service charges and fees include service charges on accounts, point-of-sale fees, merchant services fees and overdraft fees. Together they constitute one of the largest components of our noninterest income. Deposit service charges were $1.4 million for the six months ended June 30, 2020, a decrease of $107,000, or 7.1%, from $1.5 million over the same period in the prior year. The decrease in deposit service charges and fees was primarily the result of $86,000 less overdraft fee income in the six months ended June 30, 2020 compared to the prior year period, combined with $12,000 less in point of sale fees, $11,000 less in merchant services revenue and $8,000 less in ATM income, all of which may be attributed to the stay-at-home order in place for Washington State during part of the first half of 2020, and overall reduced activity as a result of COVID-19 restrictions, stimulus payments distributed to tax payers and increased unemployment benefits.

Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize the loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without assuming the interest rate risk. We had $1.1 million in income from loan referral fees for the six months ended June 30, 2020 and 2019. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. The recognition of loan referral fees fluctuates in response to these market conditions and as a result we may not recognize any, or recognize fewer, loan referral fees in some periods.

BaaS Fees. Our CCBX division provides BaaS offerings that enable our broker dealer and digital financial service partners to offer their customers banking services.  In exchange for providing these services, we earn fixed fees, volume-based fees and reimbursement of costs depending on the contract.  BaaS fee income for the six months ended June 30, 2020 was $1.1 million compared to $948,000 for the six months ended June 30, 2019.  The increase is the result of increased partnerships with broker dealers and digital financial service partners.  At June 30, 2020 there were three active CCBX partners, two in friends and family trials, two in onboarding/implementation, three signed letters of intent and a solid pipeline.

Gain on Sales of Loans, net. Gain on sales of loans occurs when we sell in the secondary market the guaranteed portion (generally 75% of the principal balance) of the SBA and USDA loans that we originate. This activity fluctuates based on SBA and USDA loan activity.  We did not sell the guaranteed portion of any SBA or USDA loans in the six months ended June 30, 2020, therefore our income decreased $121,000 from the six months ended June 30, 2019.

Mortgage Broker Fees. We earn mortgage broker fees for residential real estate loans that we broker through mortgage lenders. Mortgage broker fees increased $118,000 in the six months ended June 30, 2020 to $314,000, compared to $196,000 in the same period in 2019 as a result of increased demand from lower interest rates on mortgages.

Other. This category includes a variety of other income-producing activities, annuity broker fees, and SBA and USDA servicing fees. Other noninterest income increased $62,000 in the six months ended June 30, 2020, compared to the same period in 2019 primarily as a result of higher SBA and USDA servicing fees and higher lease and sublease income.

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

For the six months ended June 30, 2020, noninterest expense totaled $18.0 million, an increase of $2.7 million, or 17.4%, compared to $15.3 million for the six months ended June 30, 2019.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Six Months
	Ended June 30,		Increase	Percent
(Dollars in thousands)	2020	2019	(Decrease)	Change
Salaries and employee benefits	$10,898	$9,087	$1,811	19.9%
Occupancy	1,860	1,924	(64)	(3.3)
Data processing	1,172	1,028	144	14.0
Legal and professional fees	797	702	95	13.5
Software licenses, maintenance and subscriptions	582	320	262	81.9
Excise taxes	465	345	120	34.8
Director and staff expenses	457	457	-	-
Marketing	228	202	26	12.9
Business development	173	198	(25)	(12.6)
FDIC assessments	144	209	(65)	(31.1)
Other	1,188	833	355	42.6
Total noninterest expense	$17,964	$15,305	$2,659	17.4%

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, incentive compensation costs, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $10.9 million for the six months ended June 30, 2020, an increase of $1.8 million, or 19.9%, compared to $9.1 million for the six months ended June 30, 2019. The increase was primarily due to continued hiring staff for our BaaS CCBX division and additional staff for our ongoing banking related growth initiatives, as well as employing temporary help to assist with operations related to the PPP loans. The increase in expense would have been greater if not for an increase in deferred loan costs recorded as salary offsets, largely from originating PPP loans, which was $1.2 million higher and lowered expense by that same amount, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. As our BaaS banking activities grow, we expect to continue to add employees to support this line of business.  As of June 30, 2020, we had 220 full-time equivalent employees, compared to 187 at June 30, 2019, a 17.6% increase.

Occupancy Expenses. Occupancy expenses were $1.9 million for the six months ended June 30, 2020 and 2019. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $620,000 and $606,000 for the six months ended June 30, 2020 and 2019, respectively. Occupancy expenses remained relatively flat year over year, but with the opening of our 15th branch late in the second quarter of 2020, and as we continue to grow, we expect occupancy expenses to increase.

Data Processing. Data processing costs were $1.2 million for the six months ended June 30, 2020, compared to $1.0 million for the six months ended June 30, 2019. Data processing costs include all of our customer transaction processing and data storage, computer processing, and network costs.  Data processing costs grow as we add new products, customers and branches.  Additionally, CCBX data processing expenses are included in this category and are expected to increase incrementally as the CCBX division expands.

Legal and Professional Fees. Legal and professional costs were $797,000 for the six months ended June 30, 2020 compared to $702,000 for the six months ended June 30, 2019.  Legal and professional costs fluctuate with the development of contracts for CCBX customers and are also impacted by our reporting cycle and timing of legal services.

Software Licenses, Maintenance and Subscriptions. Software licenses, maintenance and subscriptions includes expenses related to obtaining and maintaining software required for various functions throughout the Company.   Software licenses, maintenance and subscriptions were $582,000 for the quarter ended June 30, 2020, compared to $320,000 for the prior year period.  Late in 2019, we changed how we were expensing these costs, consolidating all related expenses to one category, which contributed to the increase over the prior year period.  Software related expenses is expected to continue to increase as we grow product lines and expand our CCBX division.

Excise Taxes. Excise taxes were $465,000 for the six months ended June 30, 2020, compared to $345,000 for the six months ended June 30, 2019.  Excise taxes are based on gross income of $32.7 million and $27.3 million for the six months ended June 30, 2020 and 2019, respectively.  Gross income is reduced by certain allowed deductions to arrive at the taxable base; however, as gross income increases, so does the excise tax expense.

Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses.   Director and staff expenses were $457,000 for the six months ended June 30, 2020 and 2019.  Increased director fees from adding an additional director in May of 2019 and higher employee training costs were offset by decreased expenses related to employee travel expenses as a result of restrictions related to COVID-19 in the six months ended June 30, 2020, compared to quarter ended June 30, 2019.

Marketing. Marketing costs were $228,000 for the six months ended June 30, 2020, compared to $202,000 for the six months ended June 30, 2019.  Marketing costs were relatively flat year over year; however, as we continue to offer new products and services and grow our brand, we expect marketing costs to increase.

Business Development. Business development costs were $173,000 for the six months ended June 30, 2020, compared to $198,000 for the six months ended June 30, 2019.  Business development costs include sponsorships and other activities to cultivate business and community development.  As expected, these expenses were reduced as a result of restrictions on in person meetings and business related activities due to the COVID-19 pandemic.

Other. This category includes dues and memberships, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officer’s insurance, donations, provision for unfunded commitments, and miscellaneous other expenses. Other noninterest expenses were $1.2 million for the six months ended June 30, 2020, compared to $833,000 for the six months ended June 30, 2019. The increase was largely due to a $90,000 increase in bank examination fees and overall growth for the six months ended June 30, 2020, as compared to the same period last year.

Income Tax Expense

The amount of income tax expense we incur is impacted by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce our deferred tax assets to the amount expected to be realized. For the six months ended June 30, 2020, income tax expense totaled $1.7 million, compared to $1.6 million for the six months ended June 30, 2019. Our effective tax rates for the six months ended June 30, 2020 and 2019 was 20.8%.

Financial Condition

The Company’s total assets increased $550.4 million, or 48.8%, to $1.68 billion at June 30, 2020 from $1.13 billion at December 31, 2019.  The increase is primarily the result of $508.0 million in gross loan growth during the six months ended June 30, 2020.  Included in the loan growth is $438.1 million in PPP loans.  These PPP loans are 100% guaranteed by the SBA and have a rate of 1.0%, an approximate yield of 3.31%.  Interest earning deposits with other banks also increased $36.4 million, compared to June 30, 2019.

Loan Portfolio

The quarter ended June 30, 2020 closed with the global COVID-19 pandemic continuing to impact the economic health of our community and nation.  The provision for loan losses allowances was $3.5 million during the six months ended June 30, 2020, as a result of loan growth and an increase in qualitative factors related to the economic outlook.  As a preferred SBA lender, we worked diligently with the SBA to offer assistance to small businesses as provided in the CARES Act.  These SBA loans are discussed further in this section under “Commercial and Industrial Loans”.  As part of our ongoing commitment to our customers, we have been proactive in contacting customers impacted by the stay-at-home order in Washington State, temporary business closures, or that have otherwise been impacted by the COVID-19 pandemic and responses thereto. In addition to the PPP loans we made to assist customers, as of June 30, 2020, we have $207.2 million in deferred or restructured payments, pursuant to federal guidance, representing 215 loans.  Of the 215 loans that remain on deferral, 92 loans, or $77.1 million, received a loan extension as part of the deferral and restructuring process.  During the quarter ended June 30, 2020, there were 24 loans, representing $7.2 million, that moved back to active status from deferral status, with all of them successfully resuming payments.

The charts below show more detail regarding the payment modifications and deferrals.

The graphs below indicate the percentage of loans that were granted a deferral related to the COVID-19 pandemic.  This illustration is based on total loans outstanding as of March 31, 2020 to approximate the impact to our portfolio, pre-COVID-19; also presented is deferred loans compared to total loans outstanding as of June 30, 2020.

Deferrals remaining as of June 30, 2020:

Remaining deferrals by industry as of June 30, 2020:

As a result of proactively reaching out to customers to offer deferment to help reduce cash flow pressure through the stay-at-home order, we did not see material downgrades in credit during the six months ended June 30, 2020.  We will continue to be diligent in monitoring credit and changes in the economy, keeping the lines of communication open with our customers, but the full impact of these challenging economic times on our financial condition and liquidity remains to be seen at this time.

In accordance with GAAP and interagency guidance issued on March 22, 2020, short-term modifications, made on a good faith basis in response to the COVID-19 pandemic to borrowers that were current prior to any relief, are not classified as troubled debt restructurings.

Our primary source of income is derived through interest earned on loans. A substantial portion of our loan portfolio consists of commercial real estate loans and commercial and industrial loans in the Puget Sound region. Our loan portfolio represents the highest yielding component of our earning assets.

As of June 30, 2020, gross loans totaled $1.45 billion, an increase of $508.0 million, or 54.1%, compared to December 31, 2019. The increase was largely due to our efforts to provide community assistance through the PPP loans, which resulted in $438.1 million in PPP loans as of June 30, 2020.

Loans as a percentage of deposits were 110.8% as of June 30, 2020, compared to 97.0% as of December 31, 2019.  We are focused on serving our communities and markets by growing loans and funding those loans with customer deposits. The increase in the loan to deposit ratio is largely due to the large volume of PPP loans.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30, 2020		As of December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial loans:
PPP loans	$438,077	30.0%	$-	0.0%
All other commercial & industrial loans	113,473	7.8	111,401	11.8
Total commercial and industrial loans:	551,550	37.8	111,401	11.8
Real estate loans:
Construction, land and land development	102,422	7.0	97,034	10.3
Residential real estate	122,949	8.4	115,011	12.2
Commercial real estate	678,335	46.5	613,398	65.2
Consumer and other loans	4,735	0.3	4,214	0.5
Gross loans receivable	1,459,991	100.0%	941,058	100.0%
Net deferred origination fees - PPP loans	(10,639)		-
Net deferred origination fees - all other loans	(2,208)		(1,955)
Loans receivable	$1,447,144		$939,103

Commercial and Industrial Loans. Commercial and industrial loans increased $440.1 million, or 395.1%, to $551.6 million as of June 30, 2020, from $111.4 million as of December 31, 2019. Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory or equipment, and we generally obtain personal guarantees on these loans.

Included in this balance is $12.0 million in capital call lines resulting from relationships with our BaaS partners as of June 30, 2020.

We are working with the SBA to help small businesses as provided in the CARES Act.  Included in commercial and industrial loans are $438.1 million in PPP loans, with $10.6 million in net deferred fees.  This includes 2,526 current loans, helping nearly 40,000 employees in our communities.  We were able to provide loans to our existing customers and also provide assistance to new customers, by taking a proactive approach and reaching out to the communities we serve to offer aid through the PPP.  We have or will receive approximately $13.9 million in loan fees from the SBA for originating and servicing the PPP loans.  These SBA 7(a) loans allow small business owners to apply for financial relief under the PPP.  This program allows business owners that are impacted by the COVID-19 pandemic to apply for and receive financial relief to help pay for employee wages and certain other expenses.  These short-term loans, two to five years, bear a 1.0% interest rate and may be forgiven by the government if certain criteria are met.  These fees are or will be recognized in interest income over the life of the loans; however, if loans are forgiven or paid off remaining deferred fees will be recognized in the period the forgiveness or payoff occurs. These fees are recognized as interest income and will provide a source of income to the Company as we navigate through these changes in our business and economy, so we may continue to provide financial services to our customers and communities.

On July 4, 2020, the President signed legislation extending the June 30, 2020 deadline to August 8, 2020, and we will accept and process requests for the duration of the program.  We have begun accepting applications from customers for loan forgiveness; however, we are awaiting further guidance and cannot approve an application or submit it to the SBA until the specific criteria has been disclosed.  In order to obtain loan forgiveness, a PPP borrower must submit a forgiveness application to us, which we must review and forward to the SBA. It is still uncertain what the final criteria will be, but we anticipate that the third quarter of 2020 will be busy as we migrate through this next stage of the PPP loans.  Customers with two-year loans can work with their lender to extend to a five year maturity, which we anticipate could be a good option for customers that are not eligible for forgiveness.

Commercial Real Estate Loans. Commercial real estate loans increased $64.9 million, or 10.6%, to $678.3 million as of June 30, 2020, from $613.4 million as of December 31, 2019.  We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10-to-25 year period with balloon payments at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates. At June 30, 2020, approximately 43.1% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 46.5% of our loan portfolio at June 30, 2020 and are historically our largest source of revenue. The addition of the $438.1 million in PPP loans as commercial and industrial loans has significantly impacted the composition of our loan portfolio; without the PPP loans, commercial real estate loans would represent approximately 66.4% of the loan portfolio, which is more in line with what it has been historically.  The Bank actively seeks commercial real estate loans in our markets and our lenders are experienced in originating and competing for these loans.  Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans, and remains diligent in communicating and proactively working with borrowers to help mitigate potential credit deterioration.

Construction, Land and Land Development Loans. Construction, land and land development loans increased $5.4 million, or 5.6%, to $102.4 million as of June 30, 2020, from $97.0 million as of December 31, 2019. We have a number of construction loans that have been approved, primarily for commercial projects, where the borrower has not requested the funds, resulting in our unfunded construction and development commitments increasing to $77.5 million at June 30, 2020, from $63.7 million at December 31, 2019.

Although we have seen a strong commercial and residential real estate market in the Puget Sound region thus far in 2020, the short-term and long-term effects of the COVID-19 pandemic remain to be seen.  As part of the stay-at-home order issued by the Governor of Washington in March 2020, non-essential construction projects were temporarily halted.   The Bank worked with our contractors and extended the construction period as appropriate to compensate for the work shutdown. As projects start or resume, we expect that more of the available commitments will be utilized.

Residential Real Estate Loans.  Our residential loans increased $7.9 million, or 6.9%, from $115.0 million at December 31, 2019 to $122.9 million at June 30, 2020. We originate one-to-four adjustable-rate mortgage (“ARM”), loans for our portfolio and operate as a mortgage broker for mortgage lenders we have agreements with for customers who want a 15-year to 30-year, fixed-rate mortgage loan. As of June 30, 2020, the balance of our ARM portfolio loans was $14.3 million, compared to $11.7 million at December 31, 2019.  Our ARM loans typically do not meet the guidelines for sale in the secondary market due to characteristics of the property, the loan terms or exceptions from agency underwriting guidelines, which enables us to earn a higher interest rate. We also purchase residential mortgages originated by other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio, meet certain regulatory requirements and increase our interest income.  As of June 30, 2020, we held $24.7 million in purchased residential real estate mortgage loans, compared to $28.6 million at December 31, 2019.  These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards. We also make one-to-four family loans to investors to finance their rental properties and to business owners to secure their business loans.  As of June 30, 2020, residential real estate loans made to investors and business owners totaled $72.8 million.

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

Consumer and Other. Consumer and other loans totaled $4.7 million as of June 30, 2020, increasing $521,000 from $4.2 million at December 31, 2019. Our consumer and other loans are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans.

Industry Exposure and Categories of Loans

We have a diversified loan portfolio, representing a wide variety of industries.  Three of our largest categories of loans are commercial real estate, commercial and industrial, and construction, land and land development loans.  Together they represent $894.2 million in outstanding loan balances, or 87.5%, of total gross loans outstanding, excluding PPP loans of $438.1 million.  When combined with $189.9 million in unused commitments the total of these three categories is $1.08 billion, or 87.9%, of total outstanding loans and loan commitments.

Commercial Real Estate Loans. Commercial real estate represents the largest segment of our loans, comprising 66.4% of our total balance of outstanding loans, excluding PPP loans, as of June 30, 2020.  Unused commitments to extend credit represents an additional $13.5 million, the combined total exposure in commercial real estate loans represents $691.9 million, or 56.1%, of our total outstanding loans and loan commitments, excluding PPP loans.

The following table summarizes our concentration by industry for our commercial real estate loan portfolio as of June 30, 2020:

(Dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
,Hotel/Motel	$99,389	$632	$100,021	8.1%	$3,823	26
Apartments	92,453	2,596	95,049	7.7	1,360	68
Retail	79,436	55	79,491	6.4	993	80
Office	75,833	2,976	78,809	6.4	824	92
Mixed use	71,636	3,365	75,001	6.1	823	87
Convenience Store	65,086	700	65,786	5.3	1,713	38
Warehouse	56,586	50	56,636	4.6	1,179	48
Manufacturing	36,094	453	36,547	3.0	1,003	36
Mini Storage	28,382	137	28,519	2.3	3,154	9
Groups < 2.0% of total	73,440	2,587	76,027	6.2	1,049	70
Total	$678,335	$13,551	$691,886	56.1%	$1,224	554

Commercial and Industrial Loans. Commercial and industrial loans comprise 11.1% of our total balance of outstanding loans, excluding PPP loans, as of June 30, 2020.  Unused commitments to extend credit represents an additional $99.2 million, the combined total exposure in commercial and industrial loans represents $212.7 million, or 17.2%, of our total outstanding loans and loan commitments, excluding PPP loans.

The following table summarizes our concentration by industry for our commercial and industrial loan portfolio as of June 30, 2020:

(Dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Capital Call Lines	$11,971	$40,093	$52,064	4.2%	$570	21
Construction/Contractor Services	13,625	21,305	34,930	2.8	99	138
Manufacturing	12,603	7,854	20,457	1.7	221	57
Medical / Dental / Other Care	14,766	2,230	16,996	1.4	208	71
Family and Social Services	11,007	4,599	15,606	1.3	847	13
Financial Institutions	15,400	-	15,400	1.2	3,850	4
Groups < 1.0% of total	34,101	23,138	57,239	4.6	110	311
Total	$113,473	$99,219	$212,692	17.2%	$185	615

Construction, Land and Land Development Loans. Construction, land and land development loans comprise 10.0% of our total balance of outstanding loans, excluding PPP loans, as of June 30, 2020.  Unused commitments to extend credit represents an additional $77.5 million, the combined total exposure in construction, land and land development loans represents $180.0 million, or 14.6%, of our total outstanding loans and loan commitments.

The following table details our concentration for our construction, land and land development loan portfolio as of June 30, 2020:

(Dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Commercial construction	$48,256	$56,597	$104,853	8.5%	$2,540	19
Residential construction	26,344	15,274	41,618	3.4	753	35
Developed land loans	14,200	2,804	17,004	1.4	418	34
Undeveloped land loans	8,976	492	9,468	0.8	472	19
Land development	4,646	2,378	7,024	0.6	581	8
Total	$102,422	$77,545	$179,967	14.6%	$891	115
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

We had $4.4 million in nonperforming assets, as of June 30, 2020, compared to $1.0 million as of December 31, 2019. There were no loans more than 90 days past due and still accruing interest as of June 30, 2020 and December 31, 2019.  Our nonperforming loans to loans receivable ratio was 0.31% at June 30, 2020, compared to 0.11% at December 31, 2019.  Commercial and industrial nonaccrual loans totaled $689,000 at June 30, 2020 and consisted of three lending relationships.  During the second quarter of 2020, there was $11,000 in charge-offs on one nonperforming loan.  Two loans moved to nonperforming status during the second quarter, which included $3.3 million in construction, land and land development loans and $413,000 in commercial real estate loans.  The addition of these loans to nonperforming status in the second quarter was partially offset by the aforementioned charge-off and principal reductions and resulted in an overall increase in our ratios of nonperforming loans and nonperforming assets to total assets compared to December 31, 2019.

Credit quality has remained stable in 2020 thus far as demonstrated by the low level of charge-offs and nonperforming loan balance.  The short-term and long-term economic impact of the COVID-19 pandemic is unknown; however, we remain diligent in our efforts to communicate and proactively work with borrowers to help mitigate potential credit deterioration. Credit administration is closely analyzing higher risk segments within the loan portfolio, monitoring and tracking loan payment deferrals and customer liquidity, and providing timely reporting to management and the board of directors.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of	As of
	June 30,	December 31,
(Dollars in thousands)	2020	2019
Nonaccrual loans:
Commercial and industrial loans	$689	$965
Real estate loans:
Construction, land and land development	3,270	-
Residential real estate	63	65
Commercial real estate	413	-
Total nonaccrual loans	4,435	1,030
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	-	-
Total nonperforming loans	4,435	1,030
Real estate owned	-	-
Repossessed assets	-	-
Troubled debt restructurings, accruing	-	-
Total nonperforming assets	$4,435	$1,030
Total nonperforming loans to loans receivable	0.31%	0.11%
Total nonperforming assets to total assets	0.26%	0.09%

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

As of June 30, 2020, the allowance for loan losses totaled $14.8 million, or 1.03% of total loans. As of December 31, 2019, the allowance for loan losses totaled $11.5 million, or 1.22% of total loans. Included in total loans is $438.1 million in PPP loans which are 100% guaranteed by the SBA.  The allowance for loan losses to loans receivable, excluding the guaranteed PPP loans, is approximately 1.46%.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”  Our allowance for loan losses as of June 30, 2020 increased by $3.4 million, or 29.4%, compared to December 31, 2019, due to growth in our loan portfolio along with an increase in our qualitative factors primarily related to the current economic environment from the COVID-19 pandemic on our loan portfolio.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of or for the Three		As of or for the Six
	Months Ended		Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Allowance at beginning of period	$12,925	$9,915	$11,470	$9,407
Provision for loan losses	1,930	547	3,508	1,087
Charge-offs:
Commercial and industrial loans	11	7	130	7
Real estate loans:
Commercial real estate	-	-	-	29
Consumer and other	2	15	7	20
Total charge-offs	13	22	137	56
Recoveries:
Commercial and industrial loans	4	1	5	2
Consumer and other	1	2	1	3
Total recoveries	5	3	6	5
Net charge-offs	8	19	131	51
Allowance at end of period	$14,847	$10,443	$14,847	$10,443
Allowance to nonperforming loans	334.77%	633.68%	334.77%	633.68%
Allowance to loans receivable	1.03%	1.24%	1.03%	1.24%
Net charge-offs to average loans (1)	0.00%	0.01%	0.02%	0.01%

(1)Ratios for the three and six months ended June 30, 2020 and 2019 are annualized.

Although we believe that we have established our allowance for loan losses in accordance with GAAP and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio.  As a result of the COVID-19 pandemic and the subsequent impact to the economy, we increased our provision during the six months ended June 30, 2020.  If the COVID-19 pandemic worsens or continues indefinitely, preventing businesses and consumers from conducting business, the state and Puget Sound region may experience a continued economic downturn, and our asset quality could deteriorate, which may require material additional provisions for loan losses.  We remain focused on working with the communities we serve, offering payment deferrals and other resources available under the CARES Act to provide financial assistance to businesses and consumers until they are able recover from this uncertain and trying time.

Securities

We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits or other business purposes. At June 30, 2020, 82.4% of our investment portfolio consisted of U.S. Treasury securities. The remainder of our securities portfolio was invested in U.S. Government agency securities, U.S. Agency collateralized mortgage obligations and U.S. Agency residential mortgage-backed securities, and municipal bonds. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At June 30, 2020, our loan-to-deposit ratio was 110.8%, which is elevated as a result of the PPP loans.  Our securities portfolio represented less than 2% of assets. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we anticipate investing excess funds to provide a higher return.

As of June 30, 2020, the carrying amount of our investment securities totaled $24.3 million, a decrease of $8.4 million, or 25.7%, compared to $32.7 million as of December 31, 2019. The decrease in the securities portfolio was due to maturities and principal paydowns.  We purchased short-term six-month U.S. Treasury Securities during the quarter ended June 30, 2020, for pledging purposes.  We do not expect to purchase securities to replace decreases, except as needed for pledging purposes.

Our investment portfolio consists of securities classified as available for sale and, to a lesser amount, held to maturity. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of		As of
	June 30, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Securities available-for-sale:
U.S. Treasury securities	$19,990	$20,042	$24,988	$24,945
U.S. Government securities	-	-	3,000	2,999
U.S. Agency collateralized mortgage obligations	118	123	129	129
U.S. Agency residential mortgage-backed securities	21	21	27	27
Municipal bonds	255	262	257	260
Total available-for-sale securities	20,384	20,448	28,401	28,360
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	3,870	3,991	4,350	4,329
Total held-to-maturity securities	3,870	3,991	4,350	4,329
Total investment securities	$24,254	$24,439	$32,751	$32,689

Deposits

We offer a variety of deposit products that have a wide range of interest rates and terms, including demand, savings, money market and time accounts as well as BaaS-brokered deposits. In addition, we recently added reciprocal deposits to our product offering. This enables us to extend Federal Deposit Insurance Corporation (“FDIC”) insurance to customers that have balances in excess of the FDIC insurance limit.  This service trades our customer’s funds as CDs or interest bearing demand deposits in increments under the FDIC insured amount to other participating financial institutions and in exchange we receive CD or interest bearing demand investments from participating financial institutions in a reciprocal agreement.  We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels (Internet and mobile), and personalized service to attract new deposits and retain existing deposits.

Total deposits as of June 30, 2020 were $1.31 billion, an increase of $338.5 million, or 35.0%, compared to $968.0 million as of December 31, 2019. The increase was largely in core deposits, which increased $349.7 million to $1.21 billion from $862.5 million at December 31, 2019.  A portion of the funds from PPP loans were deposited directly into existing or new deposit accounts, thus elevating those deposit account balances until such time that the funds were, or are, used.  We expect our deposit totals to decline as customers use the funds obtained through the PPP loans.  We define core deposits as all deposits except time deposits and BaaS-brokered deposits. We focus on growing core deposits and our branch managers, business development officers, treasury service personnel and lenders work together to grow deposits from existing and new customers.

Funds from PPP loans were frequently deposited directly into existing or new customer accounts during the quarter ended June 30, 2020.  This includes approximately 842 new deposit relationships that were established as a result of funding PPP loans for business owners in the communities we serve.  The time and effort spent working with these new customers throughout the PPP process has resulted in increased deposits and new relationships that the Company will work to grow and retain into the future.

Noninterest bearing deposits as of June 30, 2020 were $563.8 million, an increase of $192.5 million, or 51.9%, compared to $371.2 million as of December 31, 2019. The increase is largely attributed to the aforementioned PPP funds being deposited and held in customer accounts until the funds are used.  Noninterest bearing deposits represent 43.2% and 38.4% of total deposits for June 30, 2020 and December 31, 2019, respectively.

Total interest bearing account balances, excluding time deposits, as of June 30, 2020 were $674.9 million, an increase of $160.1 million, or 31.1%, from $514.9 million as of December 31, 2019. Included in interest bearing account balances is $26.5 million in BaaS-brokered deposits, an increase of $2.9 million from December 31, 2019. Also included in interest bearing deposits is $4.4 million in reciprocal deposits.  In 2019 we introduced reciprocal deposits as a product available for time deposit customers and beginning in 2020 we added an interest bearing demand reciprocal deposit product.

Total time deposit balances as of June 30, 2020 were $67.7 million, a decrease of $14.2 million, or 17.3%, from $81.9 million as of December 31, 2019. The decrease is a conscious effort to not replace maturing time deposits, but rather to grow and retain less expensive core deposits.  We have seen competitors continue to offer higher rates on time deposits, and we have not globally matched their rates in response as we have been able to grow and retain less costly core deposits.

The following table sets forth deposit balances at the dates indicated.

	As of		As of
	June 30, 2020		December 31, 2019
		Percent of		Percent of
(Dollars in thousands)	Amount	Total Deposits	Amount	Total Deposits
Demand, noninterest bearing	$563,794	43.2%	$371,243	38.4%
NOW and money market	576,376	44.1	437,908	45.2
Savings	72,045	5.5	53,365	5.5
Total core deposits	1,212,215	92.8	862,516	89.1
BaaS-brokered deposits	26,529	2.0	23,586	2.4
Time deposits less than $100,000	19,522	1.5	21,108	2.3
Time deposits $100,000 and over	48,161	3.7	60,749	6.3
Total	$1,306,427	100.0%	$967,959	100.0%

The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of June 30, 2020	As of December 31, 2019
Maturity Period:
Three months or less	$14,256	$12,562
Over three through six months	6,468	20,940
Over six through twelve months	18,157	7,007
Over twelve months	9,280	20,240
Total	$48,161	$60,749
Weighted average maturity (in years)	0.73	0.73

Average deposits for the three and six months ended June 30, 2020 were $1.25 billion and $1.12 billion, respectively, an increase of 45.5% and 29.8%, respectively, compared to the three and six months ended June 30, 2019. The increase in average deposits was primarily due to an increase in core deposits, both in noninterest bearing deposits and in interest bearing deposits.  Included in this increase is funds from PPP loan disbursements which were primarily deposited and held in customer accounts until they used the funds.  Continued growth in our primary market areas and the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by our business development officers, branch managers and lenders continue to contribute to deposit growth.

The average rate paid on total deposits was 0.35% and 0.48%, respectively, for the three and six months ended June 30, 2020, compared to 0.66% and 0.67%, for the three and six months ended June 30, 2019, respectively.  The average rate paid on BaaS-brokered deposits decreased 1.95% and 1.65% for the three and six months ended June 30, 2020, respectively, compared to the prior year periods, and NOW and money market accounts decreased 34 basis points and four basis points, for the three and six months ended June 30, 2020, respectively.  The average rate paid on NOW and money market accounts in the three and six months ended June 30, 2020 is the result of the recent decreased Fed funds rates and the impact of these rate decreases will continue to be reflected in future periods. Any further changes to the Fed funds rate along with competition are expected to continue to impact future cost of deposits and our pricing strategies.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, noninterest bearing	$541,448	0.00%	$308,739	0.00%	$447,189	0.00%	$298,451	0.00%
NOW and money market	535,222	0.59	381,076	0.93	501,216	0.78	365,269	0.82
Savings	67,407	0.04	51,886	0.06	60,858	0.04	52,346	0.07
BaaS-brokered deposits	22,108	0.35	20,252	2.30	21,948	0.71	47,035	2.36
Time deposits less than $100,000	20,160	1.14	25,588	1.33	20,640	1.19	25,777	1.31
Time deposits $100,000 and over	63,827	1.41	71,975	1.84	63,719	1.56	70,448	1.79
Total deposits	$1,250,172	0.35%	$859,516	0.66%	$1,115,570	0.48%	$859,326	0.67%

The ratio of average noninterest bearing deposits to average total deposits for the three and six months ended June 30, 2020 was 43.3% and 40.1%, respectively, compared to 35.9% and 34.7% for the three and six months ended June 30, 2019, respectively.

Borrowings

We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of June 30, 2020, and December 31, 2019, total borrowing capacity of $19.5 and $21.4 million, respectively, was available under this arrangement.  As of June 30, 2020, and December 31, 2019, Federal Reserve advances totaled zero.

Paycheck Protection Program Liquidity Facility. To bolster the effectiveness of the SBA’s PPP loan program, the Federal Reserve is supplying liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The PPP provides loans to small businesses so that they can keep their employees on the payroll and pay for other allowed expenses. If the borrowers meet certain criteria, the loan may be forgiven.  The PPPLF extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. The interest rate is 0.35% and as PPP loans are paid down, the borrowing line must also be paid down.  As of June 30, 2020, there was $190.2 million outstanding in PPPLF advances. This is a new borrowing arrangement that has favorable capital treatment and is specific to the PPP loan program, and therefore there was no balance at December 31, 2019.

The table below provides details on PPPLF borrowings for the periods indicated:

	As of and For the Three		As of and For the Six
	Months Ended		Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Maximum amount outstanding at any month-end during period:
PPPLF Advances	$190,156	$-	$190,156	$-
Average outstanding balance during period:
PPPLF Advances	$107,443	$-	$53,722	$-
Weighted average interest rate during period:
PPPLF Advances	0.35%	0.00%	0.35%	0.00%
Balance outstanding at end of period:
PPPLF Advances	$190,156	$-	$190,156	$-
Weighted average interest rate at end of period:
PPPLF Advances	0.35%	0.00%	0.35%	0.00%

Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of June 30, 2020, and December 31, 2019, we had borrowing capacity of $88.7 million and $84.9 million, respectively, under this arrangement. As of June 30, 2020, we borrowed a total of $25.0 million in FHLB long term advances.  This includes $10.0 million for a 2.75-year remaining term and $15.0 million advance with a 4.75-year remaining term.  FHLB advances totaled $25.0 million as of June 30, 2020 and $10.0 million as of December 31, 2019.  There was $63.7 million and $74.9 million borrowing capacity remaining as of June 30, 2020, and December 31, 2019, respectively.  Although there are no immediate plans to borrow additional funds, additional borrowing capacity of $63.7 million was available under this arrangement as of June 30, 2020.

The table below provides details on FHLB short term borrowings for the periods indicated:

	As of and for the Three		As of and for the Six
	Months Ended		Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Maximum amount outstanding at any month-end during period:
FHLB Advances	$-	$20,000	$-	$20,000
Average outstanding balance during period:
FHLB Advances	$-	$1,494	$134,175	$861
Weighted average interest rate during period:
FHLB Advances	0.00%	2.49%	1.84%	2.51%
Balance outstanding at end of period:
FHLB Advances	$-	$20,000	$-	$20,000
Weighted average interest rate at end of period:
FHLB Advances	0.00%	2.38%	0.00%	2.38%

The table below provides details on the FHLB long term borrowings for the periods indicated:

	As of and For the Three		As of and For the Six
	Months Ended		Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Maximum amount outstanding at any month-end during period:
FHLB Advances	$24,999	$-	$24,999	$-
Average outstanding balance during period:
FHLB Advances	$24,999	$-	$16,208	$-
Weighted average interest rate during period:
FHLB Advances	1.13%	0.00%	1.13%	0.00%
Balance outstanding at end of period:
FHLB Advances	$24,999	$-	$24,999	$-
Weighted average interest rate at end of period:
FHLB Advances	1.13%	0.00%	1.13%	0.00%

Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I (the “Trust”), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The debentures bear interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. The effective rate as of June 30, 2020, and December 31, 2019, was 2.41% and 3.99%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture, subject to Federal Reserve approval. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.

Subordinated Debt. In 2016, the Company issued a subordinated note to a commercial bank in the amount of $10.0 million. The note matures on August 1, 2026, and bears interest at the rate of 5.65% per year for five years and, thereafter, at a rate equal to The Wall Street Journal prime rate plus 2.50%. The five-year 5.65% interest period ends on August 1, 2021.  Principal payments of $500,000 per quarter commence November 1, 2021. We may redeem the subordinated note, in whole or in part, without premium or penalty after July 29, 2021, subject to any required regulatory approvals.

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

Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available-for-sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail, commercial, and BaaS deposits, advances from the FHLB and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve discount window, draws on established federal funds lines from unaffiliated commercial banks, brokered funds, a one-way buy through an ICS account, and the issuance of debt or equity securities. We are also participating in the PPPLF, which provides an additional source of low cost funding, at a 0.35% interest rate, and favorable capital treatment for the PPP loans.  We have pledged 711 of these loans, or $190.2 million, as of June 30, 2020.  Under the terms of the agreement, the borrowings will be paid down as the loans are forgiven or paid down by the customer.  We also added a new liquidity source that would be classified as brokered deposits, but do not anticipate using it very often.  We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary and are closely monitoring liquidity in this uncertain economic environment.

The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs for the next few years. The Company down-streamed $7.5 million in capital to the Bank during the first quarter of 2020, bringing the Company’s cash holding to $5.8 million at June 30, 2020.  The Company uses approximately $1.3 million for debt servicing and operating purposes each year, leaving about $3.2 million for other purposes after deducting $2.6 million to cover operating purposes for the next two years.  In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs. For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs and the Bank established a minimum liquidity ratio of 5% of assets. Both of these minimum liquidity levels are on-balance sheet sources. Per policy and the Bank’s liquidity contingency plan, in event of a liquidity emergency the Bank can utilize wholesale funds in an amount up to 30% of assets. Since the Bank uses only a small portion of its borrowing or wholesale funding capacity, the Bank has access to funds if needed in a liquidity emergency.  Any PPPLF borrowings are excluded from the 30% of assets wholesale ratio as these funds are for a specific purpose and have favorable regulatory treatment.

Capital Adequacy

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital levels relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank level. The Company will become subject to regulatory capital requirements once its consolidated assets exceed $3.0 billion. Currently, the Federal Reserve assesses the capital position of the Company by reviewing its debt-to-equity ratio and assessing the Company's capacity to serve as a source of strength to the Bank.  During the first quarter of 2020, the Company contributed $7.5 million in capital to the Bank due to the volatile economic environment.  No additional contributions have been made; however, the Company could downstream additional funds to the Bank in the future, if necessary.

As of June 30, 2020, and December 31, 2019, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2020
Leverage Capital (to average assets)
Company	$134,272	9.38%	$57,238	4.00%	$71,547	5.00%
Bank Only	137,447	9.61%	57,210	4.00%	71,513	5.00%
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Company	130,772	12.34%	47,677	4.50%	68,867	6.50%
Bank Only	137,447	12.86%	48,102	4.50%	69,481	6.50%
Tier I Capital (to risk-weighted assets)
Company	134,272	12.67%	63,569	6.00%	84,759	8.00%
Bank Only	137,447	12.86%	64,136	6.00%	85,515	8.00%
Total Capital (to risk-weighted assets)
Company	157,658	14.88%	84,759	8.00%	105,948	10.00%
Bank Only	150,833	14.11%	85,515	8.00%	106,894	10.00%

December 31, 2019
Leverage Capital (to average assets)
Company	$127,524	11.64%	$43,806	4.00%	$54,758	5.00%
Bank Only	122,904	11.22%	43,801	4.00%	54,751	5.00%
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Company	124,024	12.78%	43,659	4.50%	63,064	6.50%
Bank Only	122,904	12.43%	44,504	4.50%	64,283	6.50%
Tier I Capital (to risk-weighted assets)
Company	127,524	13.14%	58,213	6.00%	77,617	8.00%
Bank Only	122,904	12.43%	58,338	6.00%	79,118	8.00%
Total Capital (to risk-weighted assets)
Company	149,416	15.40%	77,617	8.00%	97,021	10.00%
Bank Only	134,796	13.63%	79,118	8.00%	98,897	10.00%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations, as of June 30, 2020.

		Payments Due by Period
		Less than	1 to 3	4 to 5	More than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Time Deposits	$67,683	$53,220	$13,135	$1,328	$-
Paycheck Protection Program Liquidity Facility	190,156	-	190,156	-	-
FHLB advances	24,999	-	10,000	14,999	-
Subordinated note	10,000	-	3,500	4,000	2,500
Junior subordinated debentures	3,609	-	-	-	3,609
Deferred compensation plans	1,373	175	350	351	497
Operating leases	9,201	1,263	2,517	1,854	3,567

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

	As of	As of
	June 30,	December 31,
(Dollars in thousands)	2020	2019
Commitments to extend credit:
Commercial and industrial loans	$99,219	$66,563
Construction – commercial real estate loans	59,430	42,371
Construction – residential real estate loans	18,115	21,361
Residential real estate loans	19,874	9,888
Commercial real estate loans	13,551	19,082
Other	1,320	1,181
Total commitments to extend credit	$211,509	$160,446
Standby letters of credit	$1,593	$2,250

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

Critical Accounting Policies

Our accounting policies are integral to understanding our results of operations. Our accounting policies are described in greater detail in “Note 1 - Description of Business and Summary of Significant Accounting Policies” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our Form 10-K. We have procedures and processes in place to facilitate making these judgments. Actual results in these areas could differ from management’s estimates. There have been no significant changes concerning our critical accounting policies as described in our Form 10-K.

Selected Financial Data

The following table shows the Company’s key performance ratios for the periods indicated.  The table also includes ratios that were adjusted by removing the impact of the PPP loans on loans receivable related measures.  The adjusted ratios are non-GAAP measures.  For more information about non-GAAP financial measures, see “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” section that follows.

	Three months ended					Six months ended
(unaudited)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	June 30, 2020	June 30, 2019

Return on average assets (1)	0.96%	0.96%	1.31%	1.35%	1.31%	0.96%	1.23%
Return on average equity (1)	11.37%	8.66%	11.66%	11.72%	11.45%	10.03%	10.86%
Pre-tax, pre-provision return on average assets (1)(2)	1.72%	1.77%	1.95%	1.95%	1.87%	1.74%	1.77%
Yield on earnings assets (1)	4.16%	4.79%	4.90%	4.94%	4.92%	4.43%	4.87%
Yield on loans receivable (1)	4.57%	5.25%	5.36%	5.36%	5.39%	4.85%	5.39%
Yield on loans receivable, as adjusted (1)(2)	4.94%	n/a	n/a	n/a	n/a	5.10%	n/a
Contractual yield on loans receivable, excluding earned fees (1)	3.91%	5.08%	5.15%	5.24%	5.23%	4.40%	5.23%
Contractual yield on loans receivable, excluding earned fees, as adjusted (1)(2)	4.84%	n/a	n/a	n/a	n/a	4.96%	n/a
Cost of funds (1)	0.41%	0.70%	0.70%	0.72%	0.74%	0.54%	0.75%
Cost of deposits (1)	0.35%	0.64%	0.63%	0.64%	0.66%	0.48%	0.67%
Net interest margin (1)	3.78%	4.15%	4.26%	4.29%	4.24%	3.93%	4.19%
Noninterest expense to average assets (1)	2.34%	3.18%	2.90%	2.98%	3.06%	2.71%	3.09%
Efficiency ratio	57.66%	64.26%	59.86%	60.46%	62.05%	60.80%	63.59%
Loans receivable to deposits	110.77%	100.01%	97.02%	94.78%	97.39%	110.77%	97.39%

(1) Annualized calculations shown for quarterly and six month periods presented.
(2) A reconciliation of the non-GAAP measures are set forth in the section "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures."

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. As other companies may use different calculations for these adjusted measures, this presentation may not be comparable to other similarly titled adjusted measures reported by other companies.  We believe these non-GAAP measures are useful to investors in evaluating our performance and in demonstrating resources available with and without provision for loan losses and income taxes.

The following non-GAAP measures are presented to illustrate the impact of provision for loan losses and provision for income taxes on net income and return on average assets.

Pre-tax, pre-provision net income is a non-GAAP measure that excludes the impact of provision for loan losses and provision for income taxes from net income.  The most directly comparable GAAP measure is net income.

Pre-tax, pre-provision return on average assets is a non-GAAP measure that excludes the impact of provision for loan losses and provision for income taxes from return on average assets.  The most directly comparable GAAP measure is return on average assets.

Reconciliations of the GAAP and non-GAAP measures are presented below.

	As of and for the Three Months Ended					As of and for the Six Months Ended
(Dollars in thousands, unaudited)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	June 30, 2020	June 30, 2019
Pre-tax, pre-provision net income and pre-tax, pre-provision return on average assets:
Total average assets	$1,538,546	$1,141,453	$1,095,343	$1,031,969	$1,002,436	$1,340,000	$999,766
Total net income	3,671	2,724	3,608	3,511	3,274	6,395	6,082
Plus: provision for loan losses	1,930	1,578	820	637	547	3,508	1,087
Plus: provision for income taxes	967	714	947	919	854	1,681	1,595
Pre-tax, pre-provision net income	$6,568	$5,016	$5,375	$5,067	$4,675	$11,584	$8,764
Return on average assets	0.96%	0.96%	1.31%	1.35%	1.31%	0.96%	1.23%
Pre-tax, pre-provision return on average assets:	1.72%	1.77%	1.95%	1.95%	1.87%	1.74%	1.77%

The following non-GAAP financial measures are presented to illustrate and identify the impact of PPP loans on loans receivable related measures.  By removing these significant items and showing what the results would have been without them, we are providing investors with the information to better compare results with periods that did not have these significant items.  We believe that these non-GAAP financial measures provide information that is important to investors and that is useful in understanding our results of operations. These measures include the following:

Adjusted allowance for loan losses to loans receivable is a non-GAAP measure that excludes the impact of PPP loans on balance sheet. The most directly comparable GAAP measure is allowance for loan losses to loans receivable.

Adjusted yield on loans receivable is a non-GAAP measure that excludes the impact of PPP loans on balance sheet. The most directly comparable GAAP measure is yield on loans.

Adjusted contractual yield on loans receivable, excluding earned fees is a non-GAAP measure that excludes the impact of PPP loans on balance sheet. The most directly comparable GAAP measure is contractual yield on loans, excluding fees.

Reconciliations of the GAAP and non-GAAP measures are presented in the following table:

	As of and for the	As of and for the
	Three Months Ended	Six Months Ended
(Dollars in thousands, unaudited)	June 30, 2020	June 30, 2020
Adjusted allowance for loan losses to loans receivable:
Total loans, net of deferred fees	$1,447,144	$1,447,144
Less: PPP loans	(438,077)	(438,077)
Less: net deferred fees on PPP loans	10,639	10,639
Adjusted loans, net of deferred fees	$1,019,707	$1,019,707
Allowance for loan losses	$(14,847)	$(14,847)
Allowance for loan losses to loans receivable	1.03%	1.03%
Adjusted allowance for loan losses to loans receivable	1.46%	1.46%
Adjusted yield on loans receivable:
Total average loans receivable	$1,334,991	$1,150,797
Less: average PPP loans	(335,200)	(167,600)
Plus: average deferred fees on PPP loans	8,700	4,350
Adjusted total average loans receivable	$1,008,491	$987,547
Interest income on loans	$15,154	$27,781
Less: interest and fee income on PPP loans	(2,759)	(2,759)
Adjusted interest income on loans	$12,395	$25,022
Yield on loans receivable	4.57%	4.85%
Adjusted yield on loans receivable:	4.94%	5.10%
Adjusted contractual yield on loans receivable, excluding earned fees:
Total average loans receivable	$1,334,991	$1,150,797
Less: average PPP loans	(335,200)	(167,600)
Plus: average deferred fees on PPP loans	$8,700	$4,350
Adjusted total average loans receivable, excluding earned fees	$1,008,491	$987,547
Interest and earned fee income on loans	$15,154	$27,781
Less: earned fee income on loans	$(2,182)	$(2,610)
Less: interest income on PPP loans	(837)	(837)
Adjusted interest income on loans	$12,135	$24,334
Contractual yield on loans receivable, excluding earned fees	3.91%	4.40%
Adjusted contractual yield on loans receivable, excluding earned fees:	4.84%	4.96%

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

Our exposure to interest rate risk is managed by the Asset Liability Committee (“ALCO”), of the Bank and reviewed by the Asset Liability and Investment Committee of our board of directors in accordance with policies approved by our board of directors. ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, ALCO considers the impact on earnings and capital on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, ALCO reviews liquidity, cash flows, maturities of deposits and consumer and commercial deposit activity. Management employs various methodologies to manage interest rate risk including an analysis of relationships between interest earning assets and interest bearing liabilities and interest rate simulations using a model. The Asset Liability and Investment Committee of our board of directors meets quarterly to review the Bank’s interest rate risk profile, liquidity position, including contingent liquidity, and investment portfolio.

We use interest rate risk simulation models to test interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. Contractual maturities and re-pricing opportunities of loans are incorporated in the model, as are prepayment assumptions, maturity data and call options within the investment portfolio. Average life of non-maturity deposit accounts are based on historical decay rates and assumptions and are incorporated into the model. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.  To help ensure the accuracy of the model, we perform a quarterly back test against our actual results.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Estimated Increase (Decrease) in Net Interest Income
Change in Market Interest Rates	Twelve Month Projection June 30, 2020	Twelve Month Projection December 31, 2019
Static Balance Sheet and Rate Shifts
+400 basis points	15.8%	14.9%
+300 basis points	11.7	11.0
+200 basis points	7.6	7.2
+100 basis points	3.7	3.5
-100 basis points	(2.8)	0.2
-200 basis points	(5.0)	(3.8)
-300 basis points	(7.3)	(5.1)

Dynamic Balance Sheet and Rate Shifts
+400 basis points	29.7	17.5
+300 basis points	22.1	13.0
+200 basis points	14.5	8.5
+100 basis points	(5.1)	4.2
-100 basis points	(8.3)	(0.5)
-200 basis points	(10.9)	(5.2)
-300 basis points	(11.6)	(6.8)

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

Interest rates are at historical lows and as such, we believe rate decrease scenarios of -100, -200 and -300 are not as  relevant as Treasury rates are under 1%, except for the 30 year Treasury.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based on that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting occurred during the three months ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, which are incorporated by reference herein. As of June 30, 2020, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K, other than those noted below.

The effects of COVID-19, and the impact of actions to mitigate it, has had and may continue to adversely affect our business, financial condition and results of operations, and the extent and duration of these effects remain uncertain. A second wave of COVID-19 may have a similar or worse impact on us.

Federal, state and local governments have enacted various restrictions in an attempt to limit the spread of COVID-19. Such measures have disrupted economic activity and contributed to job losses and reductions in consumer and business spending. In response to the economic and financial effects of COVID-19, the Federal Reserve has sharply reduced interest rates and instituted quantitative easing measures as well as domestic and global capital market support programs. In addition, the Trump Administration, Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the CARES Act. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. Since the end of March 2020, we began processing loan applications under the PPP created under the CARES Act, and we expect to see a continued increase in such loans, during time that they are available, or until August 8, 2020. The Federal Reserve's Main Street Lending Program will provide liquidity to small and mid-sized businesses by purchasing 95% participations in 5-year loans with certain terms, including certain deferrals of payment of principal and interest. Other banking regulatory agencies have encouraged lenders to extend additional loans, and the federal government is considering additional stimulus and support legislation focused on providing aid to various sectors, including small businesses.  Further, we expect to continue to restructure certain payments and/or defer payments for our loan customers during this uncertain time to help alleviate financial hardships. The full impact on our business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reactions to such activities, remains uncertain.

The economic effects of the COVID-19 pandemic have had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and led to an economic recession and a significant decrease in consumer confidence and business generally. The continuation of these conditions (including whether due to a resurgence or a second wave of COVID-19 infections, particularly as our home county of Snohomish begins to re-open) as well as the impacts of the CARES Act and other federal and state measures, specifically with respect to loan forbearances, have had and can be expected to adversely impact our businesses and results of operations and the operations of our borrowers, customers and business partners. In particular, these events have had and/or can be expected to continue to have the following effects, among other things:

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
•

result in increased compliance risk as we become subject to new regulatory and other requirements, including new and changing guidance, associated with the PPP, the Main Street Lending Program, and other new programs in which we participate;

•	impair the ability of loan guarantors to honor commitments;
•	negatively impact our regulatory capital ratios;

•

negatively impact the productivity and availability of key personnel and other employees necessary to conduct our business, and of third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the COVID-19 pandemic and related governmental actions;

•	increase cyber and payment fraud risk, and other operational risks given increased online and remote activity; and
•	broadly result in lost revenue and income.

Our results of operations have been adversely affected by the factors described above. For example, in the quarter ended June 30, 2020, these factors caused a substantial increase in our provision for loan losses.

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

Our loan portfolio includes loans that are in forbearance, but which are not classified as TDRs because they were current at the time forbearance began. When the forbearance periods end, we may be required to classify a portion of these loans as TDRs, if the borrowers are unable to resume repayment.

The ultimate impact of these factors is highly uncertain at this time and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole, as well as the pace of economic recovery when the COVID-19 pandemic subsides. However, the decline in economic conditions generally and a prolonged negative impact on small to medium sized businesses, in particular, due to COVID-19 may result in an adverse effect on our business, financial condition and results of operations and may heighten many of our known risks described in the “Risk Factors” section of our Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2020.

The Company did not repurchase any of its equity securities during the three months ended June 30, 2020 and does not have any authorized share repurchase programs.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1+	First Amendment to the Coastal Financial Corporation 2006 Stock Option and Equity Compensation Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter months ended June 30, 2020, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

+Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	August 7, 2020	By:	/s/ Eric M. Sprink
Eric M. Sprink
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 7, 2020	By:	/s/ Joel G. Edwards
Joel G. Edwards
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)