Form 10-Q
period 2020-09-30
COASTAL FINANCIAL CORP
filed 2020-11-06
CIK 1437958

452.9 No

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 4, 2020 there were 11,950,908 shares of the issuer’s common stock outstanding.

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

Factors that may affect our results are disclosed in “Item 1A. Risk Factors” in Part II of this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”).  Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the difficult market conditions and unfavorable economic conditions and uncertainties associated with the COVID-19 pandemic, particularly in the markets in which we operate and in which our loans are concentrated, including declines in housing markets, an increase in unemployment levels and slowdowns in economic growth; our expected future financial results; the overall health of the local and national real estate market; the credit risk associated with our loan portfolio, such as possible additional loan losses and impairment of collectability of loans as a result of the COVID-19 pandemic and policies and programs implemented by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), including its automatic loan forbearance provisions and the effects on our loan portfolio from our Paycheck Protection Program (“PPP”) lending activities, specifically with our commercial real estate loans; our level of nonperforming assets and the costs associated with resolving problem loans; business and economic conditions generally and in the financial services industry, nationally and within our market area; our ability to maintain an adequate level of allowance for loan losses; our ability to successfully manage liquidity risk; our ability to implement our growth strategy and manage costs effectively; the composition of our senior leadership team and our ability to attract and retain key personnel; our ability to raise additional capital to implement our business plan; changes in market interest rates and impacts of such changes on our profits and business; the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; interruptions involving our information technology and telecommunications systems or third-party servicers; our ability to maintain our reputation; increased competition in the financial services industry; regulatory guidance on commercial lending concentrations; our relationship with broker-dealers and digital financial service providers; the effectiveness of our risk management framework; the costs and obligations associated with being a publicly traded company; the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject; the extensive regulatory framework that applies to us; the impact of recent and future legislative and regulatory changes and economic stimulus programs; and other changes in banking, securities and tax laws and regulations, and their application by our regulators; the impact on our operations due to epidemic illnesses, natural or man-made disasters, such as wildfires, the effects of regional or national civil unrest, and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions; the impact of benchmark interest rate reform in the U.S. and implementation of alternative reference rates, such as the Secured Overnight Funding Rate, to the London Interbank Offered Rate (“LIBOR”); fluctuations in the value of the securities held in our securities portfolio; governmental monetary and fiscal policies; material weaknesses in our internal control over financial reporting; and our success at managing the risks involved in the foregoing items.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Furthermore, many of these risks and uncertainties are currently amplified by and may continue to be amplified by or may, in the future, be amplified by, the COVID-19 pandemic, including an anticipated second wave, the economic slowdown and the impact of varying governmental responses that affect our customers and the economies where they operate. You are cautioned not to place undue reliance on forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)

ASSETS
	September 30,	December 31,
	2020	2019
Cash and due from banks	$14,136	$16,555
Interest earning deposits with other banks (restricted cash of $0 and $27,355 at September 30, 2020 and December 31, 2019, respectively)	168,034	111,259
Investment securities, available for sale, at fair value	20,428	28,360
Investment securities, held to maturity, at amortized cost	3,354	4,350
Other investments	5,951	4,505
Loans receivable	1,509,389	939,103
Allowance for loan losses	(17,046)	(11,470)
Total loans receivable, net	1,492,343	927,633
Premises and equipment, net	16,881	13,108
Operating lease right-of-use assets	7,379	8,493
Accrued interest receivable	8,216	2,980
Bank-owned life insurance, net	7,031	6,882
Deferred tax asset, net	2,722	2,743
Other assets	3,144	1,658
Total assets	$1,749,619	$1,128,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$1,360,011	$967,959
Federal Home Loan Bank (“FHLB”) advances	24,999	10,000
Paycheck Protection Program Liquidity Facility	202,595	-
Subordinated debt
Principal amount $10,000 (less unamortized debt issuance costs of $11 and $21 at September 30, 2020 and December 31, 2019, respectively)	9,989	9,979
Junior subordinated debentures
Principal amount $3,609 (less unamortized debt issuance costs of $25 and $26 at September 30, 2020 and December 31, 2019, respectively)	3,584	3,583
Deferred compensation	891	974
Accrued interest payable	481	308
Operating lease liabilities	7,579	8,679
Other liabilities	4,258	2,871
Total liabilities	1,614,387	1,004,353
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at September 30, 2020 and December 31, 2019; issued and outstanding: zero shares at September 30, 2020 and December 31, 2019	-	-
Common stock, no par value:
Authorized: 300,000,000 shares at September 30, 2020 and December 31, 2019; 11,930,243 voting shares at September 30, 2020 issued and outstanding and 11,913,885 voting shares at December 31, 2019 issued and outstanding	87,479	86,983
Retained earnings	47,707	37,222
Accumulated other comprehensive income (loss), net of tax	46	(32)
Total shareholders’ equity	135,232	124,173
Total liabilities and shareholders’ equity	$1,749,619	$1,128,526

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$16,244	$11,691	$44,025	$33,027
Interest on interest earning deposits with other banks	99	486	587	1,946
Interest on investment securities	27	168	199	481
Dividends on other investments	24	10	129	99
Total interest income	16,394	12,355	44,940	35,553
INTEREST EXPENSE
Interest on deposits	880	1,435	3,530	4,291
Interest on borrowed funds	418	193	957	582
Total interest expense	1,298	1,628	4,487	4,873
Net interest income	15,096	10,727	40,453	30,680
PROVISION FOR LOAN LOSSES	2,200	637	5,708	1,724
Net interest income after provision for loan losses	12,896	10,090	34,745	28,956
NONINTEREST INCOME
Deposit service charges and fees	824	795	2,224	2,302
BaaS fees	576	456	1,630	1,404
Loan referral fees	180	-	1,303	1,106
Mortgage broker fees	125	140	439	336
Sublease and lease income	30	16	91	36
Gain on sales of loans, net	47	369	47	490
Gain on sales of securities, net	-	171	-	171
Other income	160	141	399	359
Total noninterest income	1,942	2,088	6,133	6,204
NONINTEREST EXPENSE
Salaries and employee benefits	5,971	4,971	16,869	14,058
Occupancy	1,091	884	2,951	2,808
Data processing	577	509	1,749	1,537
Director and staff expenses	156	241	613	698
Excise taxes	291	184	756	529
Marketing	52	98	280	300
Legal and professional fees	381	170	1,178	872
Federal Deposit Insurance Corporation (“FDIC”) assessments	148	(4)	292	205
Business development	72	122	245	320
Other expense	927	573	2,697	1,726
Total noninterest expense	9,666	7,748	27,630	23,053
Income before provision for income taxes	5,172	4,430	13,248	12,107
PROVISION FOR INCOME TAXES	1,082	919	2,763	2,514
NET INCOME	$4,090	$3,511	$10,485	$9,593
Basic earnings per common share	$0.34	$0.30	$0.88	$0.81
Diluted earnings per common share	$0.34	$0.29	$0.86	$0.79
Weighted average number of common shares outstanding:
Basic	11,919,850	11,901,873	11,915,513	11,893,734
Diluted	12,181,272	12,188,507	12,183,845	12,193,071

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET INCOME	$4,090	$3,511	$10,485	$9,593
OTHER COMPREHENSIVE INCOME, before tax
Securities available-for-sale
Unrealized holding (loss) gain during the period	(6)	61	99	1,396
Income tax benefit (expense) related to unrealized holding (loss) gain	1	(12)	(21)	(293)
Reclassification adjustment for net gain from sale of investment securities available for sale included in income	-	171	-	171
Income tax provision related to net gain from sale of investment securities available for sale included in income	-	(36)	-	(36)
OTHER COMPREHENSIVE (LOSS) INCOME, net of tax	(5)	184	78	1,238
COMPREHENSIVE INCOME	$4,085	$3,695	$10,563	$10,831

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)

	Shares of Common Stock	Amount of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, June 30, 2019	11,908,185	$86,730	$30,103	$(242)	$116,591
Net income	-	-	3,511	-	3,511
Exercise of stock options	3,930	25	-	-	25
Stock-based compensation	-	111	-	-	111
Other comprehensive income	-	-	-	184	184
BALANCE, September 30, 2019	11,912,115	$86,866	$33,614	$(58)	$120,422

BALANCE, June 30, 2020	11,926,263	$87,309	$43,617	$51	$130,977
Net income	-	-	4,090	-	4,090
Exercise of stock options	3,980	26	-	-	26
Stock-based compensation	-	144	-	-	144
Other comprehensive loss	-	-	-	(5)	(5)
BALANCE, September 30, 2020	11,930,243	$87,479	$47,707	$46	$135,232

BALANCE, December 31, 2018	11,893,203	$86,431	$24,021	$(1,296)	$109,156
Net income	-	-	9,593	-	9,593
Issuance of restricted stock awards	2,352	-	-	-	-
Forfeiture of restricted stock awards	(1,200)	-	-	-	-
Exercise of stock options	17,760	110	-	-	110
Stock-based compensation	-	325	-	-	325
Other comprehensive income	-	-	-	1,238	1,238
BALANCE, September 30, 2019	11,912,115	$86,866	$33,614	$(58)	$120,422

BALANCE, December 31, 2019	11,913,885	$86,983	$37,222	$(32)	$124,173
Net income	-	-	10,485	-	10,485
Issuance of restricted stock awards	6,248	-	-	-	-
Forfeiture of restricted stock awards	(3,500)	-	-	-	-
Exercise of stock options	13,610	82	-	-	82
Stock-based compensation	-	414	-	-	414
Other comprehensive income	-	-	-	78	78
BALANCE, September 30, 2020	11,930,243	$87,479	$47,707	$46	$135,232

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,485	$9,593
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,708	1,724
Depreciation and amortization	965	907
Loss on disposition of fixed assets	12	5
Decrease in operating lease right-of-use assets	1,129	756
Decrease in operating lease liabilities	(1,115)	(702)
Gain on sales of loans	(47)	(490)
Gain on sale of securities, net	-	(171)
Net premium amortization (discount accretion) on investment securities	36	(36)
Stock-based compensation	414	325
Increase in bank-owned life insurance value	(149)	(144)
Deferred tax benefit	-	(18)
Net change in other assets and liabilities	(5,234)	(2,413)
Total adjustments	1,719	(257)
Net cash provided by operating activities	12,204	9,336
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in interest earning deposits with other banks	(84,130)	(21,007)
Purchase of investment securities available for sale	(14,989)	(19,948)
Purchase of investment securities held-to-maturity	-	(3,182)
Proceeds from sale of available for sale securities	-	30,026
Change in other investments, net	(1,446)	(639)
Principal paydowns of investment securities available-for-sale	35	41
Principal paydowns of investment securities held-to-maturity	945	64
Maturities and calls of investment securities available-for-sale	23,000	-
Purchase of participation loans	-	(7,238)
Proceeds from sale of loans	694	1,581
Increase in loans receivable, net	(571,065)	(100,309)
Purchases of premises and equipment, net	(4,750)	(912)
Net cash used by investing activities	(651,706)	(121,523)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and money market, and savings	409,017	124,363
Net decrease in time deposits	(16,965)	(5,728)
Net repayments from short term FHLB borrowing	(10,000)	-
Net advances from long term FHLB borrowing	24,999	-
Net advances from Paycheck Protection Program Liquidity Facility	202,595	-
Proceeds from exercise of stock options	82	110
Net cash provided by financing activities	609,728	118,745
NET CHANGE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	(29,774)	6,558
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	43,910	40,319
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of quarter	$14,136	$46,877
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$4,314	$4,849
Income taxes paid	4,985	2,940
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$99	$1,568
In conjunction with ASU 2016-02 as detailed in Note 6 to the Unaudited Consolidated Financial Statements, the following assets and liabilities were recognized:
Operating lease right-of-use assets	$-	$9,421
Operating lease liabilities	$-	$9,591

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

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

The Company provides a full range of banking services to small and medium-sized businesses, professionals, and individuals throughout the greater Puget Sound area through its 15 branches in Snohomish, Island, and King Counties, the Internet, and its mobile banking application. The Company opened its 15th branch in Arlington, Washington during the second quarter 2020.  The Bank’s main branch and the headquarters of the Bank and Company are located in Everett, Washington. The Bank’s deposits are insured in whole or in part by the FDIC. The Bank’s loans and deposits are primarily within the greater Puget Sound area, and the Bank’s primary funding source is deposits from customers. The Bank also provides banking as a service (“BaaS”) that allow the Company’s broker dealers and digital financial service providers to offer their customers banking services.  In 2021, the Bank expects to introduce a digital bank offering in collaboration with Google. The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.

Financial statement presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting requirements and with instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2020. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for future periods.

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

Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of the Company’s deferred tax assets, and fair value of financial instruments. Actual results could differ significantly from those estimates.

Subsequent Events - The Company has evaluated events and transactions subsequent to September 30, 2020 for potential recognition or disclosure.  To the extent any events and conditions exist, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

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

Recent Accounting Guidance Not Yet Effective

In September 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendment is effective for annual periods beginning after December 15, 2019 and interim period within those annual periods. As a smaller reporting company, the Company’s implementation will be effective January 1, 2023.  The Company is actively assessing the data and the model needs and are evaluating the impact of adopting the amendment. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period, January 2023, in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

Note 3 - Investment Securities

The amortized cost and fair values of investment securities at the date indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
September 30, 2020
Available-for-sale
U.S. Treasury securities	$19,996	$45	$-	$20,041
U.S. Agency collateralized mortgage obligations	108	5	-	113
U.S. Agency residential mortgage-backed securities	11	-	-	11
Municipal bonds	255	8	-	263
Total available-for-sale securities	20,370	58	-	20,428
Held-to-maturity
U.S. Agency residential mortgage-backed securities	3,354	116	-	3,470
Total investment securities	$23,724	$174	$-	$23,898

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2019
Available-for-sale
U.S. Treasury securities	$24,988	$1	$(44)	$24,945
U.S. Government agencies	3,000	-	(1)	2,999
U.S. Agency collateralized mortgage obligations	129	-	-	129
U.S. Agency residential mortgage-backed securities	27	-	-	27
Municipal bonds	257	3	-	260
Total available-for-sale securities	28,401	4	(45)	28,360
Held-to-maturity
U.S. Agency residential mortgage-backed securities	4,350	-	(21)	4,329
Total investment securities	$32,751	$4	$(66)	$32,689

The amortized cost and fair value of debt securities at September 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers or the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are shown separately, since they are not due at a single maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
September 30, 2020
Amounts maturing in
One year or less	$19,996	$20,041	$-	$-
After one year through five years	255	263	-	-
	20,251	20,304	-	-
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	119	124	3,354	3,470
	$20,370	$20,428	$3,354	$3,470

Investment securities with carrying values of $21,958,000 and $16,843,000 at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

There were no sales of available for sale securities during the three or nine months ended September 30, 2020.  There were five securities sold totaling $30.0 million during the three and nine months ended September 30, 2019, resulting in gross gains of $242,000 and gross losses of $71,000.

There were no gross unrealized losses as of September 30, 2020.  Information pertaining to securities with gross unrealized losses at the date indicated, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

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

At September 30, 2020 and December 31, 2019, there were zero and six securities in an unrealized loss position, respectively. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect that it will be required to sell the investments. The decline is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. The Company did not consider these securities to be other than temporarily impaired at December 31, 2019.

Note 4 - Loans and Allowance for Loan Losses

The composition of the loan portfolio is as follows as of the periods indicated:

	September 30,	December 31,
	2020	2019

Commercial and industrial loans	$589,204	$111,401
Real estate loans:
Construction, land, and land development	100,955	97,034
Residential real estate	121,147	115,011
Commercial real estate	705,186	613,398
Consumer and other loans	3,927	4,214
Gross loans receivable	1,520,419	941,058
Net deferred origination fees and premiums	(11,030)	(1,955)
Loans receivable	$1,509,389	$939,103

Included in consumer and other loans are overdrafts of $11,000 and $26,000 at September 30, 2020 and December 31, 2019, respectively. The Company has pledged loans totaling $378,645,000 and $163,522,000 at September 30, 2020 and December 31, 2019, respectively, for borrowing lines at the FHLB and Federal Reserve Bank (“FRB”).

The balance of Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) loans was $487,536,000 and $36,592,000 at September 30, 2020 and December 31, 2019, respectively.  Paycheck Protection Plan (“PPP”) loans totaling $452,846,000 at September 30, 2020 are included in the commercial and industrial loans balance.  Net deferred origination fees and premiums include $8,586,000 of net fees from PPP loans as of September 30, 2020.  Included in these totals are SBA and USDA loans serviced for others amounting to $20,700,000 and $21,498,000 at September 30, 2020 and December 31, 2019, respectively .

The Company, at times, purchases individual loans at fair value as of the acquisition date. Purchased loans with remaining balances totaled $20,920,000 and $32,937,000 as of September 30, 2020 and December 31, 2019, respectively. Unamortized premiums totaled $324,000 and $527,000 as of September 30, 2020 and December 31, 2019, respectively, and are amortized into interest income over the life of the loans.

The Company has purchased participation loans with remaining balances totaling $41,465,000 and $31,352,000 as of September 30, 2020 and December 31, 2019, respectively.

The following is a summary of the Company’s loan portfolio segments:

Commercial and industrial loans - Commercial and industrial loans are secured by business assets including inventory, receivables and machinery and equipment of businesses located generally in the Company’s primary market area. Loan types include revolving lines of credit, term loans, and loans secured by liquid collateral such as cash deposits or marketable securities. The Company also issues letters of credit on behalf of its customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.   Also included in this category are SBA 7(a) loans, which allow small business owners to apply for financial assistance via the PPP as prescribed in the CARES Act.  These loans have a contractual rate of 1.0%, with maturity terms of two to five years, are unsecured, 100% guaranteed and loan proceeds may be forgiven by the U.S. Government / SBA if used for certain purposes.  To bolster the effectiveness of the SBA’s PPP loan program, the Federal Reserve is supplying liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. The interest rate is 0.35% and as PPP loans are paid down, the borrowing line must also be paid down.

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

The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
September 30, 2020
Commercial and industrial loans	$-	$625	$625	$588,579	$589,204	$-
Real estate loans:
Construction, land and land development	-	3,269	3,269	97,686	100,955	-
Residential real estate	-	61	61	121,086	121,147	-
Commercial real estate	-	405	405	704,781	705,186	-
Consumer and other loans	-	-	-	3,927	3,927	-
	$-	$4,360	$4,360	$1,516,059	$1,520,419	$-
Less net deferred origination fees and premiums					(11,030)
Loans receivable					$1,509,389

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2019
Commercial and industrial loans	$143	$965	$1,108	$110,293	$111,401	$-
Real estate loans:
Construction, land and land development	-	-	-	97,034	97,034	-
Residential real estate	-	65	65	114,946	115,011	-
Commercial real estate	417	-	417	612,981	613,398	-
Consumer and other loans	4	-	4	4,210	4,214	-
	$564	$1,030	$1,594	$939,464	941,058	$-
Less net deferred origination fees and premiums					(1,955)
Loans receivable					$939,103

A summary of information pertaining to impaired loans as of the period indicated:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	(dollars in thousands)
September 30, 2020
Commercial and industrial loans	$922	$625	$-	$625	$-
Real estate loans:
Construction, land and land development	3,269	3,269	-	3,269	-
Residential real estate	190	178	-	178	-
Commercial real estate	413	405	-	405	-
Total	$4,794	$4,477	$-	$4,477	$-

December 31, 2019
Commercial and industrial loans	$1,431	$965	$-	$965	$-
Real estate loans:
Residential real estate	73	65	-	65	-
Consumer	2	-	2	2	2
Total	$1,506	$1,030	$2	$1,032	$2

The following tables summarize the Company’s average recorded investment and interest income recognized on impaired loans by loan class for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30, 2020		September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial and industrial loans	$657	$-	$1,406	$-
Real estate loans:
Construction, land and land development	3,270	-	-	-
Residential real estate	151	-	68	-
Commercial real estate	409	-	-	-
Total	$4,487	$-	$1,474	$-
	Nine Months Ended
	September 30, 2020		September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial and industrial loans	$748	$-	$933	$-
Real estate loans:
Construction, land and land development	1,666	-	-	-
Residential real estate	153	-	71	-
Commercial real estate	204	-	315	-
Total	$2,771	$-	$1,319	$-

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

No loans were restructured in the three or nine months ended September 30, 2020 and September 30, 2019 that qualified as troubled debt restructurings (“TDRs”). The Company has no commitments to loan additional funds to borrowers whose loans were classified as TDRs at September 30, 2020, as there were no outstanding TDRs at September 30, 2020.

The Company is in contact with borrowers with existing loans that have been impacted by COVID-19.  The Company has modified payments for loan customers during this uncertain time to help alleviate financial hardships.  There are 44 loans, representing $52.5 million in outstanding loans, and $1.4 million in unused commitments, that remain on deferred or modified payment status as of September 30, 2020.  In accordance with GAAP and interagency guidance issued on March 22, 2020, these short-term modifications, six months or less, made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief, are not considered troubled debt restructurings.

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

An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	September 30,	December 31,
	2020	2019
		(dollars in thousands)
Commercial and industrial loans	$625	$965
Real estate loans:
Construction, land and land development	3,269	-
Residential real estate	178	65
Commercial real estate	405	-
Total nonaccrual loans	$4,477	$1,030

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

Loans by credit quality risk rating are as follows as of the periods indicated:

	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
September 30, 2020
Commercial and industrial loans	$578,128	$9,594	$1,482	$-	$589,204
Real estate loans:
Construction, land, and land development	97,686	-	3,269	-	100,955
Residential real estate	120,559	410	178	-	121,147
Commercial real estate	688,621	16,160	405	-	705,186
Consumer and other loans	3,927	-	-	-	3,927
	$1,488,921	$26,164	$5,334	$-	1,520,419
Less net deferred origination fees					(11,030)
Loans receivable					$1,509,389

December 31, 2019
Commercial and industrial loans	$104,911	$4,740	$1,750	$-	$111,401
Real estate loans:
Construction, land, and land development	97,034	-	-	-	97,034
Residential real estate	114,823	123	65	-	115,011
Commercial real estate	608,773	4,625	-	-	613,398
Consumer and other loans	4,212	-	2		4,214
	$929,753	$9,488	$1,817	$-	941,058
Less net deferred origination fees					(1,955)
Loans receivable					$939,103

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

The loan portfolio is segmented into groups of loans with similar risk profiles. Each segment possesses varying degrees of risk based on the type of loan, the type of collateral, and the sensitivity of the borrower or industry to changes in external factors such as economic conditions. An estimated loss rate calculated from the Company’s actual historical loss rates adjusted for current portfolio trends, economic conditions, and other relevant internal and external factors, is applied to each group’s aggregate loan balances. The $452.8 million in PPP loans as of September 30, 2020 are 100% guaranteed and were not subject to the allowance analysis or assigned an allowance.

The Company’s provision for credit losses of $2.2 million and $5.7 million during the three and nine months ended September 30, 2020, respectively, is related to an increase in qualitative factors primarily related to the uncertainties in the economic outlook from the COVID-19 pandemic and growth in the loan portfolio. The Company is not required to implement the provisions of the Current Expected Credit Loss (“CECL”) accounting standard until January 1, 2023 and is continuing to account for the allowance for loan losses under the incurred loss model.

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio, as of and for the three and nine months ended September 30, 2020:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Three Months Ended September 30, 2020
ALLL balance, June 30, 2020	$2,853	$3,378	$2,669	$5,235	$140	$572	$14,847
Provision for loan losses or (recapture)	27	234	222	1,929	(9)	(203)	2,200
	2,880	3,612	2,891	7,164	131	369	17,047
Loans charged-off	-	-	-	-	(2)	-	(2)
Recoveries of loans previously charged-off	-	-	-	-	1	-	1
Net (charge-offs) recoveries	-	-	-	-	(1)	-	(1)
ALLL balance, September 30, 2020	$2,880	$3,612	$2,891	$7,164	$130	$369	$17,046
Nine Months Ended September 30, 2020
ALLL balance, December 31, 2019	$2,366	$2,745	$2,069	$3,126	$104	$1,060	$11,470
Provision for loan losses or (recapture)	639	867	822	4,038	33	(691)	5,708
	3,005	3,612	2,891	7,164	137	369	17,178
Loans charged-off	(130)	-	-	-	(9)	-	(139)
Recoveries of loans previously charged-off	5	-	-	-	2	-	7
Net (charge-offs) recoveries	(125)	-	-	-	(7)	-	(132)
ALLL balance, September 30, 2020	$2,880	$3,612	$2,891	$7,164	$130	$369	$17,046

As of September 30, 2020
ALLL amounts allocated to
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	2,880	3,612	2,891	7,164	130	369	17,046
ALLL balance September 30, 2020	$2,880	$3,612	$2,891	$7,164	$130	$369	$17,046
Loans individually evaluated for impairment	$625	$3,269	$178	$405	$-		$4,477
Loans collectively evaluated for impairment	588,579	97,686	120,969	704,781	3,927		1,515,942
Loan balance, September 30, 2020	$589,204	$100,955	$121,147	$705,186	$3,927		$1,520,419

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio, as of and for the three and nine months ended September 30, 2019:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Three months ended September 30, 2019
Balance, June 30, 2019	$2,482	$2,386	$1,814	$2,845	$67	$849	$10,443
Provision for loan losses or (recapture)	195	136	140	107	22	37	637
	2,677	2,522	1,954	2,952	89	886	11,080
Loans charged-off	(118)	(75)	-	-	(3)	-	(196)
Recoveries of loans previously charged-off	2	-	-	-	2	-	4
Net (charge-offs) recoveries	(116)	(75)	-	-	(1)	-	(192)
Balance, September 30, 2019	$2,561	$2,447	$1,954	$2,952	$88	$886	$10,888

Nine months ended September 30, 2019
Balance, December 31, 2018	$2,039	$1,806	$1,647	$2,648	$77	$1,190	$9,407
Provision for loan losses or (recapture)	643	716	307	333	29	(304)	1,724
	2,682	2,522	1,954	2,981	106	886	11,131
Loans charged-off	(125)	(75)	-	(29)	(23)	-	(252)
Recoveries of loans previously charged-off	4	-	-	-	5	-	9
Net (charge-offs) recoveries	(121)	(75)	-	(29)	(18)	-	(243)
Balance, September 30, 2019	$2,561	$2,447	$1,954	$2,952	$88	$886	$10,888

As of September 30, 2019
ALLL amounts allocated to
Individually evaluated for impairment	$230	$-	$-	$-	$-	$-	$230
Collectively evaluated for impairment	2,331	2,447	1,954	2,952	88	886	10,658
ALLL balance, September 30, 2019	$2,561	$2,447	$1,954	$2,952	$88	$886	$10,888
Loans individually evaluated for impairment	$1,233	$-	$67	$-	$-		$1,300
Loans collectively evaluated for impairment	104,401	86,919	100,751	578,607	3,720		874,398
Loan balance, September 30, 2019	$105,634	$86,919	$100,818	$578,607	$3,720		$875,698

The following table summarizes the allocation of the ALLL attributed to various segments in the loan portfolio as of December 31, 2019.

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
As of December 31, 2019
ALLL amounts allocated to
Individually evaluated for impairment	$-	$-	$-	$-	$2	$-	$2
Collectively evaluated for impairment	2,366	2,745	2,069	3,126	102	1,060	11,468
ALLL balance, December 31, 2019	$2,366	$2,745	$2,069	$3,126	$104	$1,060	$11,470
Loans individually evaluated for impairment	$965	$-	$65	$-	$2		$1,032
Loans collectively evaluated for impairment	110,436	97,034	114,946	613,398	4,212		940,026
Loan balance, December 31, 2019	$111,401	$97,034	$115,011	$613,398	$4,214		$941,058

Note 5 - Deposits

The composition of consolidated deposits consisted of the following at the periods indicated:

	September 30,	December 31,
	2020	2019
	(dollars in thousands)
Demand, noninterest bearing	$570,664	$371,243
NOW and money market	624,891	437,908
Savings	74,694	53,365
BaaS-brokered deposits	24,870	23,586
Time deposits less than $250,000	41,676	51,644
Time deposits $250,000 and over	23,216	30,213
Total deposits	$1,360,011	$967,959

The following table presents the maturity distribution of time deposits as of September 30, 2020 (dollars in thousands):

Twelve months	$52,266
One to two years	8,013
Two to three years	2,531
Three to four years	974
Four to five years	1,108
$64,892

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

Operating leases with terms of 12 months or less are not included in ROU assets and operating lease liabilities recorded in the Company’s consolidated balance sheets. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis.  As of September 30, 2020, the Company does not have any leases that have not yet commenced.  At September 30, 2020, lease expiration dates ranged from six months to 25 years, with additional renewal options on certain leases typically ranging from 5 to 10 years. At September 30, 2020, the weighted average remaining lease term for the Company’s operating leases was 10.5 years.

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $461,000 and $342,000, respectively, for the three months ended September 30, 2020 and 2019 and $1.1 million for both the nine months ended September 30, 2020 and 2019. Variable lease components, such as inflation adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew, at September 30, 2020:

September 30,
(dollars in thousands)	2020
October 1, 2020 to December 31, 2020	$318
2021	1,254
2022	1,258
2023	1,269
2024	864
2025 and thereafter	3,922
Total lease payments	8,885
Less: amounts representing interest	1,306
Present value of lease liabilities	$7,579

The following table presents the components of total lease expense and operating cash flows for the nine months ended September 30, 2020:

September 30,
(dollars in thousands)	2020
Lease expense:
Operating lease expense	$983
Variable lease expense	239
Total lease expense (1)	$1,222
Cash paid:
Cash paid reducing operating lease liabilities	$1,206

(1) Included in net occupancy expense in the Condensed Consolidated Statements of Income (Unaudited).

Note 7 - Stock-Based Compensation

Stock Options and Restricted Stock

On April 30, 2018, the Company’s shareholders approved the Coastal Financial Corporation 2018 Omnibus Incentive Plan (“2018 Plan”). The 2018 Plan authorizes the Company to grant awards, including but not limited to, stock options restricted stock units, and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. The 2018 Plan replaces both the Company’s 2006 Stock Option and Equity Compensation Plan (“2006 Plan”) and its Directors’ Stock Bonus Plan.  Existing awards under the previous plans will vest under the terms granted and no further awards will be made under these plans. Shares available to be granted under the 2018 Plan totaled 275,323 at September 30, 2020.

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

The following assumptions were used to estimate the value of options granted under the 2018 Plan as applicable in the period indicated.  There were no new stock options granted in the nine months ended September 30, 2020:

Nine months ended September 30, 2019
Expected term	10.0 years
Expected stock price volatility	48.79%
Risk-free interest rate	2.74%
Expected dividends	Zero
Weighted average grant date fair value	$9.22

A summary of stock option activity under the 2018 Plan and 2006 Plan during the nine months ended September 30, 2020:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
(dollars in thousands, except per share amounts)
Outstanding at December 31, 2019	784,217	$7.73	5.95	$6,587
Granted	-	-	-
Exercised	(13,610)	6.07	-
Forfeited or expired	(1,000)	14.91	-
Outstanding at September 30, 2020	769,607	$7.75	5.21	$3,825
Vested or expected to vest at September 30, 2020	769,607	$7.75	5.21	$3,825
Exercisable at September 30, 2020	333,933	$6.43	3.89	$1,984

The total or aggregate intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the three and nine months ended September 30, 2020 was $28,000 and $121,000, respectively, and was $35,000 and $170,000 for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020, there was $2.0 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan and 2006 Plan. Total unrecognized compensation costs are adjusted for unvested forfeitures. The Company expects to recognize that cost over a weighted-average period of approximately 6.8 years.   Compensation expense recorded related to stock options was $94,000 and $281,000 for the three and nine months ended September 30, 2020, respectively, and $101,000 and $295,000 for the three and nine months ended September 30, 2019, respectively.

Restricted Stock Units

In February 2020, the Company granted 78,756 restricted stock units under the 2018 Plan to employees, which vest ratably over 10 years. In April 2020, the Company granted 1,490 restricted stock units under the 2018 Plan to an employee, which vest ratably over 10 years.  In July 2020, the Company granted 6,902 restricted stock units under the 2018 Plan to employees, which cliff vest after 5 years.

The fair value of restricted stock units is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock units are nonparticipating securities.

As of September 30, 2020, there was $1.3 million of total unrecognized compensation cost related to nonvested restricted stock units.  The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 9.2 years.  Compensation expense recorded related to restricted stock units was $39,000 and $96,000 for the three and nine months ended September 30, 2020, respectively.  There were no restricted stock units and no compensation expense recorded related to restricted stock units for the three and nine months ended September 30, 2019.

A summary of the Company’s nonvested shares at September 30, 2020 and changes during the nine-month period is presented below:

Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
(dollars in thousands, except per share amounts)
Nonvested shares at December 31, 2019	-	$-	$-
Granted	87,148	17.47
Forfeited	(2,808)	17.81
Vested	-	-
Nonvested shares at September 30, 2020	84,340	$17.47	$-

Restricted Stock Awards

Employees

In February 2020, there were 4,000 shares granted to an employee at an estimated fair value of $17.81 per share, vesting over eight years.

The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.

As of September 30, 2020, there was $65,000 of total unrecognized compensation cost related to nonvested restricted stock awards.  The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 7.3 years.  Compensation expense recorded related to restricted stock awards was $2,000 and $5,000 for the three and nine months ended September 30, 2020, respectively, and was $2,000 and $5,000 for the three and nine months ended September 30, 2019, respectively.

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

In February 2020, there were 2,248 shares granted to eight directors at an estimated fair value of $17.81 per share. In January 2019, there were 2,352 shares granted to seven directors at an estimated fair value of $14.91 per share. Compensation expense recorded related to the 2018 Plan totaled $8,000 and $26,000 for the three and nine months ended September 30, 2020, respectively, and $8,000 and $25,000 for the three and nine months ended September 30, 2019, respectively.

A summary of the Company’s nonvested shares at September 30, 2020 and changes during the nine-month period is presented below:

Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
(dollars in thousands, except per share amounts)
Nonvested shares at December 31, 2019	10,257	$11.71	$48,864
Granted	6,248	17.81
Forfeited	(3,500)	15.35
Vested	(5,022)	7.23
Nonvested shares at September 30, 2020	7,983	$17.08	$-

Note 8 - Fair Value Measurements

The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	September 30, 2020		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$14,136	$14,136	$14,136	$-	$-
Interest earning deposits with other banks	168,034	168,034	168,034	-	-
Investment securities	23,782	23,897	20,040	3,857	-
Other investments	5,951	5,951	-	5,201	750
Loans receivable	1,509,389	1,494,299	-	-	1,494,299
Accrued interest receivable	8,216	8,216	-	8,216	-
Financial liabilities
Deposits	$1,360,011	1,360,349	$-	$1,360,349	$-
FHLB advances	24,999	24,936	-	24,936	-
Paycheck Protection Program Liquidity Facility	202,595	202,595		202,595
Subordinated debt	9,989	9,895	-	9,895	-
Junior subordinated debentures	3,584	3,057	-	3,057	-
Accrued interest payable	481	481	-	481	-

	December 31, 2019		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$16,555	$16,555	$16,555	$-	$-
Interest earning deposits with other banks	111,259	111,259	111,259	-	-
Investment securities	32,710	32,689	24,945	7,744	-
Other investments	4,505	4,505	-	4,005	500
Loans receivable, net	927,633	922,046	-	-	922,046
Accrued interest receivable	2,980	2,980	-	2,980	-
Financial liabilities
Deposits	$967,959	$967,804	$-	$967,804	$-
FHLB advances	10,000	10,000	-	10,000	-
Subordinated debt	9,979	9,879	-	9,879	-
Junior subordinated debentures	3,583	3,214	-	3,214	-
Accrued interest payable	308	308	-	308	-

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

Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
September 30, 2020
Available-for-sale
U.S. Treasury securities	$20,041	$-	$-	$20,041
U.S. Agency collateralized mortgage obligations	-	113	-	113
U.S. Agency residential mortgage-backed securities	-	11	-	11
Municipals	-	263	-	263
	$20,041	$387	$-	$20,428
December 31, 2019
Available-for-sale
U.S. Treasury securities	$24,945	$-	$-	$24,945
U.S. Government agencies	-	2,999	-	2,999
U.S. Agency collateralized mortgage obligations	-	129	-	129
U.S. Agency residential mortgage-backed securities	-	27	-	27
Municipals	-	260	-	260
	$24,945	$3,415	$-	$28,360

The following methods were used to estimate the fair value of the class of financial instruments above:

Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2020 and December 31, 2019. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets measured at fair value using significant unobservable inputs (Level 3)

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the dates indicated:

	Valuation Technique	Unobservable Inputs	September 30, 2020 Weighted Average Rate	December 31, 2019 Weighted Average Rate
Impaired loans	Collateral valuations	Discount to appraised value	8%	10%

Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
September 30, 2020
Impaired loans	$-	$-	$4,477	$4,477
Total	$-	$-	$4,477	$4,477

December 31, 2019
Impaired loans	$-	$-	$1,030	$1,030
Total	$-	$-	$1,030	$1,030

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

Note 9 - Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(dollars in thousands, except share data)
Net Income	$4,090	$3,511	$10,485	$9,593
Basic weighted average number common shares outstanding	11,919,850	11,901,873	11,915,513	11,893,734
Dilutive effect of share-based compensation	261,422	286,634	268,332	299,337
Diluted weighted average number common shares outstanding	12,181,272	12,188,507	12,183,845	12,193,071
Basic earnings per share	$0.34	$0.30	$0.88	$0.81
Diluted earnings per share	$0.34	$0.29	$0.86	$0.79
Antidilutive stock options and restricted stock outstanding	224,177	138,689	224,177	138,689

 Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings, however the difference in the two-class method was not significant.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a bank holding company that operates through our wholly owned subsidiaries, Coastal Community Bank (the “Bank”) and Arlington Olympic LLC. We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. We focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington. We currently operate 15 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and three of which are located in neighboring counties (one in King County and two in Island County). The Bank also provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service providers to offer their customers banking services and expects to introduce a digital bank offering in collaboration with Google in 2021.  As of September 30, 2020, we had total assets of $1.75 billion, total gross loans of $1.51 billion, total deposits of $1.36 billion and total shareholders’ equity of $135.2 million.

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted by the Bank.

As a bank holding company that operates through one segment, community banking, we generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is commercial and retail deposits from our customer relationships. We place secondary reliance on wholesale funding, primarily borrowings from the Federal Home Loan Bank (“FHLB”). We are utilizing the Paycheck Protection Program Liquidity Facility (“PPPLF”), which provides an additional source of low cost funding for the PPP loans, with a contractual interest rate of 0.35%.  The PPPLF borrowings are collateralized by Paycheck Protection Program (“PPP”) loans and must be paid down as the PPP loans are forgiven or paid down by customers.  Less commonly used sources of funding include borrowings from the Federal Reserve System (“Federal Reserve”) discount window, draws on established federal funds lines from unaffiliated commercial banks, brokered funds, which allows us to obtain deposits from sources that do not have a relationship with the Bank and can be obtained through certificate of deposit listing services, via the internet or through other advertising methods, or a one-way buy through an insured cash sweep (“ICS”) account, which allows us to obtain funds from other institutions that have deposited funds through ICS. Our largest expenses are salaries and related employee benefits, provision for loan losses, interest on deposits and borrowings, occupancy and data processing. Our principal lending products are commercial real estate loans, commercial and industrial loans, residential real estate loans, construction, land and land development loans, and to a lesser extent consumer loans.

Coronavirus Aid, Relief, and Economic Security (“CARES”) Act

On March 27, 2020, the CARES Act was enacted, providing wide ranging economic relief for individuals and businesses impacted by the COVID-19 pandemic. Among other things, the statute created the PPP, which is a stimulus response to the potential economic impacts of COVID-19, and its purpose is to provide forgivable loans to smaller businesses that use the proceeds of the loans for payroll and certain other qualifying expenses. The Small Business Administration ("SBA") manages and backs the PPP. If a loan is fully forgiven, the SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by the SBA.  The PPP program closed to new loan applicants on August 8, 2020. We accepted and processed requests for existing and new customers for the duration of the program. Deferral on PPP payments was extended as we await final guidance on these loans; however, we have begun accepting applications from customers for loan forgiveness.

The Company's Preparations and Responses to COVID-19 Pandemic

As part of its ongoing risk preparation and mitigation efforts, the Company had developed a detailed plan and action measures related to a possible pandemic scenario. This pandemic plan was implemented on March 12, 2020 and continued through the third quarter and into fourth quarter of 2020.  The Company carefully executed the plan with limited operational disruptions, with attention to ensure continued customer support, and with the utmost care to safeguard employees, customers and vendors. Management continues to monitor and, when appropriate, make changes to our planned response. To date we have:

•	Continued to serve customers through drive throughs, call center, mobile banking, online banking and ATMs, and closed branches except for drive throughs and appointments.
•	Dispersed workforce throughout facilities in order to maximize social distancing protocols, including successful employment of remote work solutions for many employees.
•	Continued participation in the SBA PPP with funded loans outstanding of $452.8 million, as of September 30, 2020.
•

Actively engaged borrowers and other businesses in discussion to identify short-term cash flow and other financial needs, and restructured payments on existing loans to alleviate financial hardship per regulatory guidance. As of October 31, 2020, $9.2 million, or 10 loans, remain on deferred or modified payment status.

•

Pledged 820 PPP loans, or $202.6 million as of September 30, 2020, which provides an additional source of funding for the PPP loans, through the PPPLF.  The borrowings must be paid down as PPP loan amounts are forgiven or when the customers pay their loans down.  PPPLF is a low cost source of funding and liquidity for PPP loans, with an interest rate of 0.35%, and favorable capital treatment.

•	Enhanced credit monitoring on loan segments that have been most impacted by COVID-19, monitoring and tracking loan payment deferrals and customer liquidity.
•

Majority of Washington State, including Snohomish County, migrated to Phase 2 in early June, after spending most of the second quarter of 2020 in Phase 1 of Washington State’s 4 phase approach to re-opening businesses.  We anticipate remaining in Phase 2 for the foreseeable future.  Phase 2 provides:

o	Gatherings of no more than 5 people outside one’s household per week
o	Travel to counties that are in other phases of reopening to participate in non-essential activities is not allowed
o	Opens certain businesses with social distancing and capacity restrictions
•	Refreshed and analyzed the Company's liquidity, funding and capital stress forecasts and risk assumptions.

PPP Overview

During the second and third quarters of 2020, focus was placed on helping the small businesses in our communities through the PPP.  These loans have had a significant impact on our financial statements for the quarter ended September 30, 2020 and will continue to impact our results in the future.  Throughout this discussion, we will address the impact of these loans, including borrowings received through PPPLF to help fund these loans and to aid in liquidity, increased customer deposit accounts from unused disbursements, and earnings and expenses related to these activities.  Any estimated adjusted ratios that exclude the impact of this activity are non- U.S. generally accepted accounting principles (“GAAP”) measures.  For more information about non-GAAP financial measures, see the non-GAAP disclosure “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures”.

The table below summarizes key information regarding the PPP loans as of the period indicated:

	Loan Size
	As of September 30, 2020
	$0.00 - $50,000.00	$50,0000.01 - $150,000.00	$150,000.01 - $350,000.00	$350,000.01 - $2,000,000.00	> 2,000,000.01	Totals
(Dollars in thousands; unaudited)
Principal outstanding:
Existing customer	$11,232	$27,696	$29,806	$86,302	$52,299	$207,335
New customer	20,604	34,355	42,793	86,707	61,052	245,511
Total principal outstanding	31,836	62,051	72,599	173,009	113,351	452,846
Deferred fees outstanding	(1,161)	(2,116)	(2,417)	(3,375)	(752)	(9,821)
Deferred costs outstanding	629	278	174	134	19	1,234
Net deferred fees	$(532)	$(1,838)	$(2,243)	$(3,241)	$(733)	$(8,587)
Total principal, net of deferred fees	$31,304	$60,213	$70,356	$169,768	$112,618	$444,259
Weighted average maturity (years)	2.21	1.75	1.63	1.63	1.64	1.69
Number of loans:
Existing customer	498	307	129	108	13	1,055
New customer	1,107	386	193	119	19	1,824
Total loan count	1,605	693	322	227	32	2,879
Percent of total	55.7%	24.1%	11.2%	7.9%	1.1%	100.0%

Comparison of Operating Results for the Three Months Ended September 30, 2020 and September 30, 2019

Results of Operations

Net Income

Net income for the three months ended September 30, 2020, was $4.1 million, or $0.34 per diluted share, compared to $3.5 million, or $0.29 per diluted share, for the three months ended September 30, 2019. The increase in net income over the comparable period in the prior year was attributable to a $4.4 million increase in net interest income, largely related to increased interest earning assets, including PPP loans.  Interest and fee income related to PPP loans totaled $3.6 million for the three months ended September 30, 2020. Net deferred fees on PPP loans will be earned over the life of the loan, as a yield adjustment.  Forgiveness of principal, early paydowns and payoffs on PPP loans will increase interest income earned in those periods.   The increase in net interest income was partially offset by a $1.6 million  increase in the provision for loan losses, related to an increase in qualitative factors related to the change in the economic outlook caused by the COVID-19 pandemic along with the growth in the loan portfolio, and $1.9 million increase in noninterest expense, which includes $1.0 million more in salaries and employee benefits, $211,000 more in legal and professional fees, and $207,000 more in occupancy expenses.  Salaries and employee benefits were increased largely as a result of hiring staff for our BaaS CCBX division, legal and professional expenses increased due to development of contracts for CCBX customers and because of reporting related legal and professional services.  The increase in occupancy expense is related to a one-time $119,000 building operating expense and higher rent and depreciation expenses resulting from the opening of our Arlington branch in the second quarter of 2020 and our overall growth as a Company.

Net Interest Income

Net interest income for the three months ended September 30, 2020, was $15.1 million, compared to $10.7 million for the three months ended September 30, 2019, an increase of $4.4 million, or 40.7%. The increase in net interest income consisted of a $4.0 million, or 32.7%, increase in interest income coupled with a $330,000, or 20.3%, decrease in interest expense.

The increase in interest income was primarily attributable to a $627.4 million, or 72.5%, increase in average loans outstanding for the three months ended September 30, 2020, compared to the prior year period, partially offset by a 1.03% decrease in yield on loans.  The decrease in loan yields, as compared to the prior year period, was the result of the Federal Open Market Committee (“FOMC”) lowering the Fed funds rate five times since June 2019, totaling 2.25%, resulting in lower rates on our variable rate, new and renewing loans.  In addition, for the quarter ended September 30, 2020 there was an average of $448.3 million in PPP loans, which have a 1.0% interest rate and an approximate yield of 3.16% after including the amortization of deferred fees and costs, which contributed to the decline in loan yield. Contractual loan yields approximated 3.61% for the quarter ended September 30, 2020 compared to 5.24% for the quarter ended September 30, 2019.   Excluding PPP loans, the contractual loan yield approximated 4.69% for the three months ended September 30, 2020.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.” Although there are rate floors in place for $361.8 million, or 23.8%, in existing loans, the rate reductions by the FOMC have had a corresponding impact on loan yields and subsequently the net interest margin in future periods. We expect that the FOMC will maintain the Fed funds rate low for some time.  We have continued to focus on our loan growth initiatives, including the deepening of relationships with existing customers and developing new loan and deposit relationships with new customers and non-Bank PPP customers. During the quarter ended September 30, 2020, our focus continued to be on working with small businesses within our communities as business owners navigate through the uncertainty and change resulting from the COVID-19 pandemic.  We experienced a significant increase in commercial and industrial SBA 7(a) loans during the second and into the third quarter of 2020, as small business owners applied for relief via the PPP as prescribed in the CARES Act. The PPP program closed to new loan applicants on August 8, 2020, and the Bank is no longer originating any PPP loans.

The decrease in interest expense for the three months ended September 30, 2020 was the result of a 39 basis point decrease in cost of funds, bringing it to 0.33% as of September 30, 2020, compared to 0.72% at September 30, 2019.  In addition to the aforementioned rate reductions by the FOMC, which ultimately resulted in a lowering of the interest rate paid on interest-bearing deposit accounts, we gained new customer relationships by making PPP loans to noncustomers and they continued to move their banking/deposit relationships to the Bank.  These increases in noninterest bearing and low rate interest bearing deposits helped contribute to the improved cost of funds for the quarter ended September 30, 2020, as compared to the prior year period.  The increase in borrowed funds is largely the result of utilizing the PPPLF to help fund PPP loans.  The PPPLF extends low cost borrowing lines, 0.35% interest rate, to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. Borrowings are required to be paid down as the pledged PPP loans are paid down or forgiven.  The average balance for the three months ended September 30, 2020 was $199.1 million, resulting in $176,000 in interest expense.

The average balance of interest-bearing deposits increased $195.1 million, or 35.1%, compared to the prior year period, but the average rate paid on interest bearing deposits was 55 basis points less for the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019.  As previously mentioned, the Fed funds rate reductions by the FOMC have impacted the rates that are paid on interest bearing accounts and management lowered deposit rates in response to these rate reductions.  The average rate paid on BaaS-brokered deposits decreased 164 basis points and NOW and money market accounts decreased 51 basis points for the three months ended September 30, 2020.  The average rate paid on BaaS-brokered deposits was higher in the three months ended September 30, 2019 as a result of a temporary negotiated rate for that period.   The average rate paid on time deposits also decreased.  For time deposits less than $100,000, the rate decreased 31 basis points and for time deposits over $100,000, the average rate decreased 66 basis points, as compared to the prior year period.  The average rate paid on NOW, money market, and time deposit accounts in the quarter ended September 30, 2020 is the result of the recent decreased Fed funds rates and management lowering rates on these accounts in response.  We continue to evaluate rates and anticipate that additional rates reductions may occur in the fourth quarter.  Many deposit rates were either lowered late in the first quarter or at the start of the second quarter, and some rates were further lowered at the start of the third quarter of 2020, so the impact of these reductions were largely seen in the quarter ended September 30, 2020 and the full impact will continue to be seen in future periods. The average balance of BaaS-brokered deposits was $21.7 million for the three months ended September 30, 2020, which was up $8.9 million from the prior year period.  The average balance of savings accounts grew $21.4 million, or 40.8%, and the average balance of time deposits declined $29.6 million, or 30.8%, to $66.0 million in the three months ended September 30, 2020, compared to the three months ended September 30, 2019, in an intentional effort to focus more on core deposit growth.

We do not regularly advertise time deposit rates or money market rates, although we occasionally advertise promotional rates in targeted portions of our market area. Our branch managers, business development officers, and lenders collaborate to provide consistent and coordinated customer service and to seek deposits from new and existing customers.

For the three months ended September 30, 2020, net interest margin (annualized net interest income divided by average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 3.62% and 3.41%, respectively, compared to 4.29% and 3.81%, respectively, for the three months ended September 30, 2019.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $2.7 million and $255,000 for the three months ended September 30, 2020 and 2019, respectively. A total of $2.4 million in PPP loan fees were recognized in the quarter ended September 30, 2020.  Yield on loans receivable was 4.33% for the three months ended September 30, 2020, compared to 5.36% for the three months ended September 30, 2019.  Excluding PPP loans, the yield on loans receivable was 4.78% for the three months ended September 30, 2020.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”   For the three months ended September 30, 2020 and 2019, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets
	For the Three Months Ended September 30,
	2020			2019
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost (4)	Balance	Dividends	Cost (4)
Assets
Interest earning assets:
Interest earning deposits	$137,568	$99	0.29%	$85,406	$486	2.26%
Investment securities, available for sale (1)	20,373	22	0.43	32,581	134	1.63
Investment securities, held to maturity (1)	3,509	5	0.57	4,393	34	3.07
Other investments	5,951	24	1.60	3,621	10	1.10
Loans receivable (2)	1,493,024	16,244	4.33	865,674	11,691	5.36
Total interest earning assets	1,660,425	16,394	3.93	991,675	12,355	4.94
Noninterest earning assets:
Allowance for loan losses	(15,711)			(10,548)
Other noninterest earning assets	60,160			50,842
Total assets	$1,704,874			$1,031,969

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$750,790	$880	0.47%	$555,665	$1,435	1.02%
PPPLF borrowings	199,076	176	0.35	-	-	0.00
FHLB advances and other borrowings	24,999	71	1.13	539	3	2.21
Subordinated debt	9,987	148	5.90	9,973	148	5.89
Junior subordinated debentures	3,584	23	2.55	3,582	42	4.65
Total interest bearing liabilities	988,436	1,298	0.52	569,759	1,628	1.13
Noninterest bearing deposits	569,615			330,553
Other liabilities	12,781			12,756
Total shareholders' equity	134,042			118,901
Total liabilities and shareholders' equity	$1,704,874			$1,031,969
Net interest income		$15,096			$10,727
Interest rate spread			3.41%			3.81%
Net interest margin (3)			3.62%			4.29%
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

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the $6.8 million increase in loan interest income is attributed to an increase in loan volume.  This increase is partially offset by a $2.2 million decrease in loan interest income due to lower interest rates, however that decrease is largely due to low rate PPP loans, which yielded approximately 3.16%, after including the amortization of the deferred fees and costs, for the three months ended September 30, 2020.  For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Three Months Ended September 30, 2020
	Compared to
	Three Months Ended September 30, 2019
	Increase (Decrease)
	Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Interest earning deposits	$37	$(424)	$(387)
Investment securities, available for sale	(13)	(99)	(112)
Investment securities, held to maturity	(1)	(28)	(29)
Other Investments	9	5	14
Loans receivable	6,800	(2,247)	4,553
Total increase in interest income	6,832	(2,793)	4,039

Interest expense:
Interest bearing deposits	227	(782)	(555)
PPPLF borrowings	176	-	176
FHLB advances and other borrowings	69	(1)	68
Subordinated debt	-	-	-
Junior subordinated debentures	-	(19)	(19)
Total increase in interest expense	472	(802)	(330)
Increase in net interest income	$6,360	$(1,991)	$4,369

Provision for Loan Losses

The provision for loan losses is an expense we incur to maintain an allowance for loan losses at a level that management deems appropriate to absorb inherent losses on existing loans. For a description of the factors taken into account by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.”

The provision for loan losses for the three months ended September 30, 2020 was $2.2 million, compared to $637,000 for the three months ended September 30, 2019. The allowance for loan losses as a percentage of loans was 1.13% at September 30, 2020, compared to 1.25% at September 30, 2019. For the three months ended September 30, 2020, there were $452.8 million in PPP loans included in our portfolio.  These loans are 100% guaranteed by the SBA, therefore we have not allocated any portion of our allowance to these 100% guaranteed loans.  The allowance for loan losses to loans receivable, excluding the guaranteed PPP loans, is 1.60%.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”  The provision for loan losses was increased due to an increase in qualitative factors related to the change in economic outlook caused by the COVID-19 pandemic along with loan growth.  We are not required to implement the provisions of the Current Expected Credit Loss (“CECL”) accounting standard until January 1, 2023, therefore we are continuing to account for the allowance for loan losses under the incurred loss model.  Credit quality has remained stable through September 30, 2020, as demonstrated by the low level of charge-offs and nonperforming loan balance.  Nonperforming loans increased $42,000 in the three months ended September 30, 2020, as compared to $4.4 million in the three months ended June 30, 2020.  Nonperforming assets to total assets was 0.26% at September 30, 2020 compared to 0.12% at September 30, 2019.  For a description of the Company’s nonperforming assets see “—Financial Condition—Nonperforming Assets.”

Pursuant to federal guidance, the Company deferred and/or modified payments on loans to assist customers financially during the COVID-19 pandemic and economic shutdown.  The majority of those loans have successfully returned to active status.  At September 30, 2020, the Company had 44 loans, or $52.5 million, that remained outstanding with deferred or modified payments, compared to $207.2 million, or 215 loans, as of June 30, 2020.   All of the loans that have migrated to active status are current, with 128 loans or $93.1 million, successfully resuming payments and 65 loans or $76.0 million back on active status with an initial payment due in the fourth quarter of 2020.  In addition, $3.0 million of deferred and/or modified loans paid-in-full or closed as of September 30, 2020.  The purpose of this program was to provide cash flow relief for small businesses as they navigated through the uncertainty of the COVID-19 pandemic.  We believe that the Company’s deferral program was successful as evidenced by customers’ ability to migrate from deferral to active status and resume making payments as planned. However, as additional loans migrate to active status, we anticipate that there will be borrowers that are unable to resume making payments as planned.  There is uncertainty surrounding the economy, the continuation of unemployment benefits, stimulus payments, political uncertainty, and the continued restrictions on businesses, all of which lead to uncertainty with our customers and their ability to remain current on their financial obligations.  These factors all contributed to the additional reserve to loan losses that was made in the three months ended September 30, 2020.

Net charge-offs for the three months ended September 30, 2020 totaled $1,000, or 0.00% (annualized), of total average loans, as compared to $192,000, or 0.09% (annualized) of total average loans, for the three months ended September 30, 2019. The full extent of the short-term and long-term economic impact of the COVID-19 pandemic is unknown; however, we remain diligent in our efforts to communicate and proactively work with borrowers to help mitigate potential credit deterioration and loan losses.

Noninterest Income

Our primary sources of recurring noninterest income are deposit service charges and fees, BaaS fees, mortgage broker fees and loan referral fees. Noninterest income does not include loan origination fees including PPP loans fees, which to the extent they exceed the direct loan origination costs, are generally recognized over the life of the related loan as an adjustment to yield using the interest or similar method and recognized in interest and fees on loans as part of interest income.

For the three months ended September 30, 2020, noninterest income totaled $1.9 million, a decrease of $146,000, or 7.0%, compared to $2.1 million for the three months ended September 30, 2019.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months
	Ended September30,		Increase	Percent
(Dollars in thousands)	2020	2019	(Decrease)	Change
Deposit service charges and fees	$824	$795	$29	3.6%
BaaS fees	576	456	120	26.3
Loan referral fees	180	-	180	100.0
Mortgage broker fees	125	140	(15)	(10.7)
Gain on sales of loans, net	47	369	(322)	(87.3)
Gain on sale of securities, net	-	171	(171)	(100.0)
Other	190	157	33	21.0
Total noninterest income	$1,942	$2,088	$(146)	(7.0)%

Deposit Service Charges and Fees. Deposit service charges and fees include service charges on accounts, point-of-sale fees, merchant services fees and overdraft fees. Together they constitute one of the largest components of our noninterest income. Deposit service charges were $824,000 for the three months ended September 30, 2020, an increase of $29,000, or 3.6%, from $795,000 over the same period in the prior year. The increase in deposit service charges and fees was primarily the result of $61,000 increase in point of sale fees partially offset by $32,000 less overdraft fee income in the quarter ended September 30, 2020 compared to the prior year period.

BaaS Fees. Our CCBX division provides BaaS offerings that enable our broker dealer and digital financial service providers to offer their customers banking services.  In exchange for providing these services, we earn fixed fees, volume-based fees and reimbursement of costs depending on the contract.  BaaS fee income for the three months ended September 30, 2020 was $576,000 compared to $456,000 for the three months ended September 30, 2019.  The increase is the result of adding additional CCBX customers to active and implementation status.  As of September 30, 2020, there were four active CCBX relationships, one in friends and family trials, four in onboarding/implementation, two signed letters of intent and a solid pipeline of potential new relationships.  As more CCBX customers move to active status, we expect that BaaS fees will increase.

Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize the loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without assuming the interest rate risk. We had $180,000 in income from loan referral fees for the three months ended September 30, 2020, compared to zero in the same period in the prior year. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. The recognition of loan referral fees fluctuates in response to these market conditions and as a result we may not recognize any, or recognize more or fewer, loan referral fees in some periods.

Mortgage Broker Fees. We earn mortgage broker fees for residential real estate loans that we broker through mortgage lenders. Mortgage broker fees decreased $15,000 in the three months ended September 30, 2020 to $125,000, compared to $140,000 in the same period in 2019 as a result of lower demand; however, low mortgage rates continue to make homes more affordable and mortgage refinancing an attractive option.

Gain on Sales of Loans, net. Gain on sales of loans occurs when we sell in the secondary market the guaranteed portion (generally 75% of the principal balance) of the SBA and U.S. Department of Agriculture (“USDA”) loans that we originate. This activity fluctuates based on SBA and USDA loan activity.  Gain on sale of loans decreased $322,000, or 87.3%, to $47,000 for the three months ended September 30, 2020, compared to $369,000 for the same period in 2019 as a result of fewer SBA and USDA loans being originated and sold to the secondary market.  Our focus on loans in the second and third quarter of 2020 was on PPP loans administered by the SBA.

Gain on Sale of Securities, net. In the third quarter of 2019, we restructured our investment portfolio to improve the rate of return, interest rate and pricing risk on the portfolio.  As a result of this restructuring we were able to recognize $171,000 in net gains on the securities sold during the three months ended September 30, 2019 while decreasing the overall weighted average maturity of the investment portfolio.  No securities were sold in the three months ended September 30, 2020.

Other. This category includes a variety of other income-producing activities, lease and sublease income, annuity broker fees, and SBA and USDA servicing fees. Other noninterest income increased $33,000 in the three months ended September 30, 2020, compared to the same period in 2019 primarily from higher SBA and USDA servicing fee income.

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

For the three months ended September 30, 2020, noninterest expense totaled $9.7 million, an increase of $1.9 million, or 24.8%, compared to $7.7 million for the three months ended September 30, 2019.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months
	Ended September 30,		Increase	Percent
(Dollars in thousands)	2020	2019	(Decrease)	Change
Salaries and employee benefits	$5,971	$4,971	$1,000	20.1%
Occupancy	1,091	884	207	23.4
Data processing	577	509	68	13.4
Legal and professional fees	381	170	211	124.1
Software licenses, maintenance and subscriptions	337	181	156	86.2
Excise taxes	291	184	107	58.2
Director and staff expenses	156	241	(85)	(35.3)
Federal Deposit Insurance Corporation (“FDIC”) assessments	148	(4)	152	3800.0
Business development	72	122	(50)	(41.0)
Marketing	52	98	(46)	(46.9)
Other	590	392	198	50.5
Total noninterest expense	$9,666	$7,748	$1,918	24.8%

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, incentive compensation costs, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $6.0 million for the three months ended September 30, 2020, an increase of $1.0 million, or 20.1%, compared to $5.0 million for the three months ended September 30, 2019. The increase was primarily due to continued hiring staff for our BaaS CCBX division and additional staff for our ongoing banking related growth initiatives, including hiring staff for opening our Arlington branch in June 2020, as well as employing temporary help to assist with operations related to the PPP loans. As our BaaS activities and customers grow, we expect to continue to add employees to support this line of business.  As of September 30, 2020, we had 234 full-time equivalent employees, compared to 192 at September 30, 2019, a 22.0% increase.

Occupancy. Occupancy expenses were $1.1 million for the three months ended September 30, 2020, compared to $884,000 for the three months ended September 30, 2019. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $345,000 and $301,000 for the three months ended September 30, 2020 and 2019, respectively. Occupancy expenses increased as a result of $119,000 in a one-time building operating expense, with the opening of our 15th branch late in the second quarter of 2020 and as a result of the growth in CCBX.  As we continue to grow, we expect occupancy expenses to increase.

Data Processing. Data processing costs were $577,000 for the three months ended September 30, 2020, compared to $509,000 for the three months ended September 30, 2019. Data processing costs include all of our customer transaction processing and data storage, computer processing, and network costs.  Data processing costs grow as we grow and add new products, customers and branches.  Additionally, CCBX data processing expenses are included in this category and are expected to increase incrementally as the CCBX division grows.

Legal and Professional Fees. Legal and professional costs were $381,000 for the quarter ended September 30, 2020, compared to $170,000 for the quarter ended September 30, 2019.  Legal and professional costs fluctuate with the development of contracts for CCBX customers and are also impacted by our reporting cycle and timing of legal and professional services.  The increase in legal and professional expenses is associated with BaaS activities through CCBX operations and higher costs related to legal and accounting work related to reporting.

Software Licenses, Maintenance and Subscriptions. Software licenses, maintenance and subscriptions includes expenses related to obtaining and maintaining software required for various functions throughout the Company.   Software licenses, maintenance and subscriptions were $337,000 for the quarter ended September 30, 2020, compared to $181,000 for the prior year period.  Late in 2019, we changed how we were expensing these costs, consolidating all related expenses to one category, which contributed to the increase over the prior year period.  Additionally, software related expenses are expected to continue to increase as we grow product lines and our CCBX division.

Excise Taxes. Excise taxes were $291,000 for the three months ended September 30, 2020, compared to $184,000 for the three months ended September 30, 2019.  Excise taxes are based on gross income of $18.4 million and $14.4 million for the three months ended September 30, 2020 and 2019, respectively.  Gross income is reduced by certain allowed deductions to arrive at the taxable base; however, as gross income increases, so does the excise tax expense.  In addition, the tax rate that is applied to our industry increased 25 basis points effective April 1, 2020, which contributed to the increase in excise tax.

Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses.   Director and staff expenses were $156,000 for the three months ended September 30, 2020, compared to $241,000 for the three months ended September 30, 2019, a decrease of 85,000 or 35.3%.  Decreased expenses related to employee travel as a result of restrictions related to the COVID-19 pandemic contributed to the decrease in the quarter ended September 30, 2020 compared to quarter ended September 30, 2019.

FDIC Assessments. FDIC assessments are assessed to fund the Deposit Insurance Fund (“DIF”) to insure and protect the depositors of insured banks and to resolve failed banks.  The assessment rate is based on a number of factors and recalculated each quarter.  FDIC assessments were $148,000 for the three months ended September 30, 2020, compared to $4,000 credit for the three months ended September 30, 2019, an increase of $152,000.  The DIF’s reserve was in excess of the required ratio in 2019, resulting in a credit for the three months ended September 30, 2019 based on past activity and payments.  The DIF reserve ratio is currently below the required ratio.

Business Development. Business development costs were $72,000 for the three months ended September 30, 2020, compared to $122,000 for the three months ended September 30, 2019.  Business development costs include sponsorships and other activities to cultivate business and community development.  As expected, these expenses were reduced as a result of restrictions on in person meetings and business related activities due to the COVID-19 pandemic.

Marketing. Marketing costs were $52,000 for the three months ended September 30, 2020, compared to $98,000 for the three months ended September 30, 2019.  Marketing costs decreased year over year due to a conscious effort to reduce general advertising costs during the COVID-19 pandemic. The bank is using more cost-effective advertising options; however, we expect to see advertising expenses increase as we deploy more branding and targeted advertising.

Other. This category includes dues and memberships, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officer’s insurance, donations, provision for unfunded commitments, and miscellaneous other expenses. Other noninterest expense was $590,000 for the three months ended September 30, 2020, compared to $392,000 for the three months ended September 30, 2019. The increase was largely due to a $191,000 increase in BaaS expenses and overall growth for the three months ended September 30, 2020, as compared to the same period last year.

Income Tax Expense

The amount of income tax expense we incur is impacted by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce our deferred tax assets to the amount expected to be realized. For the three months ended September 30, 2020, income tax expense totaled $1.1 million, compared to $919,000 for the three months ended September 30, 2019. Our effective tax rates for the three months ended September 30, 2020 and 2019 were 20.9% and 20.7%, respectively.

Comparison of Operating Results for the Nine months ended September 30, 2020 and September 30, 2019

Results of Operations

Net Income

Net income for the nine months ended September 30, 2020, was $10.5 million, or $0.86 per diluted share, compared to $9.6 million, or $0.79 per diluted share, for the nine months ended September 30, 2019. The increase in net income over the comparable period in the prior year was attributable to a $9.8 million increase in net interest income, largely related to organic loan growth combined with growth from PPP loans, partially offset by a $4.0 million  increase in the provision for loan losses, related to an increase in qualitative factors related to the change in the economic outlook caused by the COVID-19 pandemic along with the growth in the loan portfolio, and $4.6 million increase in noninterest expense, which includes $2.8 million more in salaries and employee benefits and $306,000 more in legal and professional fees. Salaries and employee benefits were increased largely as a result of hiring staff for our BaaS CCBX division. Legal and professional fees increased due to BaaS activities through our CCBX division and as a result of higher costs related to legal and accounting work related to reporting.

Net Interest Income

Net interest income for the nine months ended September 30, 2020, was $40.5 million, compared to $30.7 million for the nine months ended September 30, 2019, an increase of $9.8 million, or 31.9%. The increase in net interest income consisted of $11.0 million, or 33.3%, in increased loan interest income.  An increase in loan volume drove income up, despite a decrease in interest rates.  Additionally, interest expense on deposits decreased $761,000, or 17.7%, and was partially offset by $375,000, or 64.4%, increase in interest on borrowed funds.

The increase in interest income was primarily attributable to a $445.1 million, or 54.2%, increase in average loans outstanding for the nine months ended September 30, 2020, compared to the prior year period, partially offset by a 73 basis point decrease in yield on loans.  The decrease in loan yields, as compared to the prior year period, was the result of the FOMC lowering rates five times since June 2019, totaling 2.25%, which resulted in lower rates on new and renewing loans as well as loans tied to indexes.  In addition, for the nine months ended September 30, 2020 there was an average of $261.9 million in PPP loans, which have a 1.0% interest rate and an approximate yield of 3.23% after including the amortization of deferred fees and costs.  Contractual loan yields approximated 4.08% for the nine months ended September 30, 2020 compared to 5.23% for the nine months ended September 30, 2019.   Excluding PPP loans, the contractual loan yield approximated 4.86%.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”  Although we have rate floors in place for $361.8 million, or 23.8%, in existing loans, the rate reductions by the FOMC have had a corresponding impact on loan yields and subsequently the net interest margin in future periods. We expect that the FOMC will maintain the Fed funds rate low for some time.  We have continued to focus on our loan growth initiatives, but most recently much of our focus has been on working with small businesses within our communities, providing assistance as business owners navigate through the uncertainty and change resulting from the COVID-19 pandemic.  We experienced a significant increase in commercial and industrial loans during the second and third quarters of 2020, as small business owners applied for financial assistance via the PPP through the SBA as prescribed in the CARES Act.

The decrease in interest expense for the nine months ended September 30, 2020 was the result of a $761,000 decrease in interest expense on deposit accounts partially offset by a $375,000 increase in interest on borrowed funds.  Cost of funds decreased 29 basis points to 0.45% as of September 30, 2020, compared to 0.74% at September 30, 2019.  The increases in noninterest bearing and low rate interest bearing deposits helped contribute to the improved cost of funds for the nine months ended September 30, 2020, as compared to the prior year period.  We gained new customer relationships by making PPP loans to noncustomers and they continued to move their banking/deposit relationships to the Bank.  The increase in borrowed funds is largely the result of utilizing the PPPLF to help fund PPP loans as disbursements are withdrawn from deposit accounts.  The PPPLF extends low cost borrowing lines, 0.35% interest rate, to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. Borrowings are required to be paid down as the pledged PPP loans are paid down or forgiven.  The average balance for the nine months ended September 30, 2020 was $102.5 million, resulting in $269,000 in interest expense.

The average balance of interest-bearing deposits increased $136.9 million, or 24.5%, compared to the prior year period, but the average rate paid on interest bearing deposits was 35 basis points less for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.  As previously discussed, the Fed funds rate reductions by the FOMC have impacted the rates that are paid on interest bearing accounts and management lowered deposit rates in response to these rate reductions.  The average rate paid on BaaS-brokered deposits decreased 1.72% and NOW and money market accounts decreased 21 basis points for the nine months ended September 30, 2020.  The average rate paid on BaaS-brokered deposits was higher in the nine months ended September 30, 2019 as a result of the temporary rate negotiated for BaaS-brokered deposits for that period.   The average rate paid on time deposits also decreased.  For time deposits less than $100,000 the rate decreased 19 basis points and for time deposits over $100,000 the average rate decreased 36 basis points, as compared to the prior year period.  The average rate paid on NOW, money market, and time deposit accounts in the nine months ended September 30, 2020 is the result of the recent decreased Fed funds rate and management lowering rates in response.  We continue to evaluate rates and anticipate that additional rates reductions may occur in the fourth quarter. Many deposit rates were either lowered late in the first quarter or at the start of the second quarter of 2020, and some were further decreased at the start of the third quarter, so the impact of these reductions will continue to be seen in future periods.  The average balance of NOW and money market accounts grew $155.5 million, or 41.4%, in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.  The average balance of BaaS-brokered deposits was $21.8 million for the nine months ended September 30, 2020, which was down $13.6 million, or 38.4%, from the prior year period. The higher balance in the prior year period was the result of a temporary increase in BaaS deposits for that period, and a subsequent planned exit of balances.  The average balance of savings accounts grew $12.8 million, or 24.5%, and the average balance of time deposits declined $17.8 million, or 18.5%, to $78.2 million in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, in an intentional effort to focus on more on core deposit growth.

We do not regularly advertise time deposit rates or money market rates, although we occasionally advertise promotional rates in targeted portions of our market area. Our branch managers, business development officers, and lenders collaborate to provide consistent and coordinated customer service and to seek deposits from new and existing customers.

For the nine months ended September 30, 2020, net interest margin and net interest spread were 3.81% and 3.51%, respectively, compared to 4.22% and 3.76%, respectively, for the nine months ended September 30, 2019.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $5.3 million and $920,000 for the nine months ended September 30, 2020 and 2019, respectively. The increase in loan fees for the nine months ended September 30, 2020 is due to the PPP loans.  Yield on loans receivable was 4.65% for the nine months ended September 30, 2020, compared to 5.38% for the nine months ended September 30, 2019.  Excluding PPP loans, the yield on loans receivable was 4.99% for the nine months ended September 30, 2020.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.” For the nine months ended September 30, 2020 and 2019, the amount of interest income not recognized on nonaccrual loans was not material.

	Average balance sheets
	For the Nine Months Ended September 30,
	2020			2019
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost (4)	Balance	Dividends	Cost (4)
Assets
Interest earning assets:
Interest earning deposits	$122,941	$587	0.64%	$108,230	$1,946	2.40%
Investment securities, available for sale (1)	20,302	155	1.02	36,367	425	1.56
Investment securities, held to maturity (1)	3,950	44	1.49	2,516	56	2.98
Other Investments	5,435	129	3.17	3,479	99	3.80
Loans receivable (2)	1,265,705	44,025	4.65	820,560	33,027	5.38
Total interest earning assets	1,418,333	44,940	4.23	971,152	35,553	4.89
Noninterest earning assets:
Allowance for loan losses	(13,651)			(10,068)
Other noninterest earning assets	57,830			49,536
Total assets	$1,462,512			$1,010,620

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$696,051	$3,530	0.68%	$559,119	$4,291	1.03%
PPPLF borrowings	102,527	269	0.35	-	-	0.00
FHLB advances and other borrowings	19,304	164	1.13	794	14	2.36
Subordinated debt	9,984	441	5.90	9,970	439	5.89
Junior subordinated debentures	3,583	83	3.09	3,582	129	4.81
Total interest bearing liabilities	831,449	4,487	0.72	573,465	4,873	1.14
Noninterest bearing deposits	488,296			309,270
Other liabilities	12,607			12,971
Total shareholders' equity	130,160			114,914
Total liabilities and shareholders' equity	$1,462,512			$1,010,620
Net interest income		$40,453			$30,680
Interest rate spread			3.51%			3.76%
Net interest margin (3)			3.81%			4.22%

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

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates.  This table illustrates the $15.5 million increase in loan interest income as a result of increased loan volume was significantly more than the $4.5 million decrease in interest income due to lower interest rates on loans, resulting in an overall increase in loan interest income for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.  Similarly, the volume of interest bearing deposits has increased by $702,000, but the reduced interest rate paid on interest bearing deposits resulted in an overall decrease in interest expense on interest bearing deposits for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.  For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Nine Months Ended September 30, 2020
	Compared to
	Nine Months Ended September 30, 2019
	Increase (Decrease)
	Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Interest earning deposits	$76	$(1,435)	$(1,359)
Investment securities, available for sale	(122)	(148)	(270)
Investment securities, held to maturity	16	(28)	(12)
Other Investments	47	(17)	30
Loans receivable	15,526	(4,528)	10,998
Total increase in interest income	15,543	(6,156)	9,387

Interest expense:
Interest bearing deposits	702	(1,463)	(761)
PPPLF borrowings	269	-	269
FHLB advances	157	(7)	150
Subordinated debt	1	1	2
Junior subordinated debentures	-	(46)	(46)
Total increase in interest expense	1,129	(1,515)	(386)
Increase in net interest income	$14,414	$(4,641)	$9,773

Provision for Loan Losses

The provision for loan losses is an expense we incur to maintain an allowance for loan losses at a level that management deems appropriate to absorb inherent losses on existing loans. For a description of the factors taken into account by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.”

The provision for loan losses for the nine months ended September 30, 2020 was $5.7 million, compared to $1.7 million for the nine months ended September 30, 2019. The allowance for loan losses as a percentage of loans was 1.13% at September 30, 2020, compared to 1.25% at September 30, 2019. As of September 30, 2020, there were $452.8 million in PPP loans in our portfolio.  These loans are 100% guaranteed by the SBA and we have not allocated any portion of our allowance to these 100% guaranteed loans.  The allowance for loan losses to loans receivable, excluding the guaranteed PPP loans, is 1.60%.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”  The provision for loan losses was increased due to an increase in qualitative factors related to the change in economic outlook caused by the COVID-19 pandemic along with loan growth.  We are not required to implement the provisions of the CECL accounting standard until January 1, 2023, therefore we are continuing to account for the allowance for loan losses under the incurred loss model.  We are working with customers impacted by COVID-19 and have deferred or modified payments in accordance with federal guidance on $52.5 million as of September 30, 2020, compared to $207.2 million as of June 30, 2020.  Credit quality has remained stable through September 30, 2020, as demonstrated by the low level of charge-offs and nonperforming loan balance. Nonperforming assets to total assets was 0.26% at September 30, 2020 compared to 0.12% at September 30, 2019.  For a description of the Company's nonperforming assets, see "—Financial Condition—Nonperforming Assets."

Pursuant to federal guidance, the Company deferred and/or modified payments on loans to assist customers financially during the COVID-19 pandemic and economic shutdown.  The majority of those loans have successfully returned to active status.  At September 30, 2020, the Company had 44 loans, or $52.5 million, that remained outstanding with deferred or modified payments, compared to $207.2 million, or 215 loans, as of June 30, 2020.   All of the loans that have migrated to active status are current, with

128 loans or $93.1 million, successfully resuming payments and 65 loans or $76.0 million back on active status with an initial payment due in the fourth quarter of 2020.  In addition, $3.0 million of deferred and/or modified loans paid-in-full or closed as of September 30, 2020.  The purpose of this program was to provide cash flow relief for small businesses as they navigated through the uncertainty of the COVID-19 pandemic.  We believe that the Company’s deferral program was successful as evidenced by customers’ ability to migrate from deferral to active status and resume making payments as planned. However, as additional loans migrate to active status, we anticipate that there will be borrowers that are unable to resume making payments as planned.  There is uncertainty surrounding the economy, the continuation of unemployment benefits, stimulus payments, political uncertainty, and the continued restrictions on businesses, all of which lead to uncertainty with our customers and their ability to remain current on their financial obligations. These factors all contributed to the additional reserve to loan losses that was made in the nine months ended September 30, 2020.

Net charge-offs for the nine months ended September 30, 2020 totaled $132,000, or 0.01% (annualized) of total average loans, as compared to $243,000, or 0.04% (annualized) of total average loans, for the nine months ended September 30, 2019. The full extent of the short-term and long-term economic impact of the COVID-19 pandemic is unknown; however, we remain diligent in our efforts to communicate and proactively work with borrowers to help mitigate potential credit deterioration and future losses.

Noninterest Income

Our primary sources of recurring noninterest income are deposit service charges and fees, loan referral fees, BaaS fees, and mortgage broker fees. Noninterest income does not include loan origination fees, including PPP loan fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest or similar method and recognized in interest and fees on loans as part of interest income.

For the nine months ended September 30, 2020, noninterest income totaled $6.1 million, a decrease of $71,000, or 1.1%, compared to $6.2 million for the nine months ended September 30, 2019.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Nine Months
	Ended September 30,		Increase	Percent
(Dollars in thousands)	2020	2019	(Decrease)	Change
Deposit service charges and fees	$2,224	$2,302	$(78)	(3.5)%
BaaS fees	1,630	1,404	226	16.1
Loan referral fees	1,303	1,106	197	17.8
Mortgage broker fees	439	336	103	30.7
Gain on sales of loans, net	47	490	(443)	(90.4)
Gain on sales of securities, net	-	171	(171)	(100.0)
Other	490	395	95	24.1
Total noninterest income	$6,133	$6,204	$(71)	(1.1)%

Deposit Service Charges and Fees. Deposit service charges and fees include service charges on accounts, point-of-sale fees, merchant services fees and overdraft fees. Together they constitute one of the largest components of our noninterest income. Deposit service charges were $2.2 million for the nine months ended September 30, 2020, a decrease of $78,000, or 3.5%, from $2.3 million over the same period in the prior year. The decrease in deposit service charges and fees was primarily the result of $118,000 less overdraft fee income in the nine months ended September 30, 2020 compared to the prior year period which may be attributed to the stay-at-home order in place for Washington State during part of the first half of 2020, and overall reduced activity as a result of COVID-19 restrictions.  An increase in point-of-sale fees of $49,000 partially offset some of these reductions.

BaaS Fees. Our CCBX division provides BaaS offerings that enable our broker dealer and digital financial service providers to offer their customers banking services.  In exchange for providing these services, we earn fixed fees, volume-based fees and reimbursement of costs depending on the contract.  BaaS fee income for the nine months ended September 30, 2020 was $1.6 million compared to $1.4 million for the nine months ended September 30, 2019.  The increase is the result of increased relationships with broker dealers and digital financial service providers.  At September 30, 2020 there were four active CCBX relationships, one in friends and family trials, four in onboarding/implementation, two signed letters of intent and a solid pipeline of potential new relationships.  As more CCBX customers move to active status, we expect that BaaS fees will increase.

Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize the loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without assuming the interest rate risk. We had $1.3 million in income from loan referral fees for the nine months ended September 30, 2020 compared to $1.1 million for the nine months ended September 30, 2019. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. The recognition of loan referral fees fluctuates in response to these market conditions and as a result we may not recognize any, or recognize more or fewer, loan referral fees in some periods.

Mortgage Broker Fees. We earn mortgage broker fees for residential real estate loans that we broker through mortgage lenders. Mortgage broker fees increased $103,000 in the nine months ended September 30, 2020 to $439,000, compared to $336,000 in the same period in 2019 as a result of increased demand from lower interest rates on mortgages which continue to make homes more affordable and mortgage refinancing an attractive option.

Gain on Sales of Loans, net. Gain on sales of loans occurs when we sell in the secondary market the guaranteed portion (generally 75% of the principal balance) of the SBA and USDA loans that we originate. This activity fluctuates based on SBA and USDA loan activity.  Income from the sale of loans was $47,000 for the nine months ended September 30, 2020, compared to $490,000 for the nine months ended September 30, 2019, a decrease of $443,000 or 90.4%, as a result of fewer SBA and USDA loans being originated and sold to the secondary market.

Gain on Sale of Securities, net. In the third quarter of 2019, we restructured our investment portfolio to improve the rate of return, interest rate and pricing risk on the portfolio.  As a result of this restructuring we were able to recognize $171,000 in net gains on the securities sold during the nine months ended September 30, 2019 while decreasing the overall weighted average maturity of the investment portfolio.  No securities were sold in the nine months ended September 30, 2020.

Other. This category includes a variety of other income-producing activities, annuity broker fees, and SBA and USDA servicing fees. Other noninterest income increased $95,000 in the nine months ended September 30, 2020, compared to the same period in 2019 primarily as a result of higher SBA and USDA servicing fees and higher lease and sublease income.

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

For the nine months ended September 30, 2020, noninterest expense totaled $27.6 million, an increase of $4.6 million, or 19.9%, compared to $23.1 million for the nine months ended September 30, 2019.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Nine Months
	Ended September 30,		Increase	Percent
(Dollars in thousands)	2020	2019	(Decrease)	Change
Salaries and employee benefits	$16,869	$14,058	$2,811	20.0%
Occupancy	2,951	2,808	143	5.1
Data processing	1,749	1,537	212	13.8
Legal and professional fees	1,178	872	306	35.1
Software licenses, maintenance and subscriptions	919	501	418	83.4
Excise taxes	756	529	227	42.9
Director and staff expenses	613	698	(85)	(12.2)
FDIC assessments	292	205	87	42.4
Marketing	280	300	(20)	(6.7)
Business development	245	320	(75)	(23.4)
Other	1,778	1,225	553	45.1
Total noninterest expense	$27,630	$23,053	$4,577	19.9%

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, incentive compensation costs, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $16.9 million for the nine months ended September 30, 2020, an increase of $2.8 million, or 20.0%, compared to $14.1 million for the nine months ended September 30, 2019. The increase was primarily due to continued hiring staff for our BaaS CCBX division and additional staff for our ongoing banking related growth initiatives, as well as employing temporary help to assist with operations related to the PPP loans. The increase in expense would have been greater if not for an increase in deferred loan costs recorded as salary offsets, largely from originating PPP loans, which was $1.4 million higher and lowered expense by that same amount, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. As our BaaS banking activities grow, we expect to continue to add employees to support this line of business.  As of September 30, 2020, we had 234 full-time equivalent employees, compared to 192 at September 30, 2019, a 22.0% increase.

Occupancy. Occupancy expenses were $3.0 million for the nine months ended September 30, 2020 compared to $2.8 million for the nine months ended September 30, 2019, an increase of $143,000 or 5.1%. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $965,000 and $907,000 for the nine months ended September 30, 2020 and 2019, respectively. Occupancy expenses increased $143,000 year over year largely as the result of the opening of our 15th branch late in the second quarter of 2020.  As we continue to grow, we expect occupancy expenses to increase.

Data Processing. Data processing costs were $1.7 million for the nine months ended September 30, 2020, compared to $1.5 million for the nine months ended September 30, 2019. Data processing costs include all of our customer transaction processing and data storage, computer processing, and network costs.  Data processing costs grow as we add new products, customers and branches.  Additionally, CCBX data processing expenses are included in this category and are expected to increase incrementally as the CCBX division expands.

Legal and Professional Fees. Legal and professional costs were $1.2 million for the nine months ended September 30, 2020 compared to $872,000 for the nine months ended September 30, 2019.  Legal and professional costs fluctuate with the development of contracts for CCBX customers and are also impacted by our reporting cycle and timing of legal services.

Software Licenses, Maintenance and Subscriptions. Software licenses, maintenance and subscriptions includes expenses related to obtaining and maintaining software required for various functions throughout the Company.   Software licenses, maintenance and subscriptions were $919,000 for the quarter ended September 30, 2020, compared to $501,000 for the prior year period.  Late in 2019, we changed how we were expensing these costs, consolidating all related expenses to one category, which contributed to the increase over the prior year period.  Software related expenses is expected to continue to increase as we grow product lines and expand our CCBX division.

Excise Taxes. Excise taxes were $756,000 for the nine months ended September 30, 2020, compared to $529,000 for the nine months ended September 30, 2019.  Excise taxes are based on gross income of $51.1 million and $41.8 million for the nine months ended September 30, 2020 and 2019, respectively.  Gross income is reduced by certain allowed deductions to arrive at the taxable base; however, as gross income increases, so does the excise tax expense.  In addition, the tax rate that is applied to our industry increased 25 basis points effective April 1, 2020, which contributed to the increase in excise taxes.

Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses.   Director and staff expenses were $613,000 for the nine months ended September 30, 2020 and $698,000 for the nine months ended September 30, 2019, a decrease of $85,000.  The decrease is the result of decreased expenses related to employee travel expenses as a result of restrictions related to COVID-19 partially offset by increased training expenses in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

FDIC Assessments. FDIC assessments are assessed to fund the DIF to insure and protect the depositors of insured banks and to resolve failed banks.  The assessment rate is based on a number of factors and is recalculated each quarter.  FDIC assessments were $292,000 for the nine months ended September 30, 2020, compared to $205,000 for the nine months ended September 30, 2019, an increase of $87,000.  The DIF’s reserve was in excess of the required ratio in 2019, resulting in a credit for the third quarter of 2019, reducing the amount assessed.

Marketing. Marketing costs were $280,000 for the nine months ended September 30, 2020, compared to $300,000 for the nine months ended September 30, 2019.  Marketing costs decreased year over year due to a conscious effort to reduce general advertising costs during the COVID-19 pandemic. The bank is using more cost-effective advertising options; however, we expect to see advertising expenses increase as we deploy more branding and targeted advertising.

Business Development. Business development costs were $245,000 for the nine months ended September 30, 2020, compared to $320,000 for the nine months ended September 30, 2019.  Business development costs include sponsorships and other activities to cultivate business and community development.  As expected, these expenses were reduced as a result of restrictions on in person meetings and business related activities due to the COVID-19 pandemic.

Other. This category includes dues and memberships, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officer’s insurance, donations, provision for unfunded commitments, and miscellaneous other expenses. Other noninterest expenses were $1.8 million for the nine months ended September 30, 2020, compared to $1.2 million for the nine months ended September 30, 2019. The increase was largely due to a $108,000 increase in bank examination fees, $56,000 increase in telephone costs, $47,000 increase in service charges from banks, $42,000 increase in operational losses, $32,000 increase in donations and overall increases resulting from growth for the nine months ended September 30, 2020, as compared to the same period last year.

Income Tax Expense

The amount of income tax expense we incur is impacted by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce our deferred tax assets to the amount expected to be realized. For the nine months ended September 30, 2020, income tax expense totaled $2.8 million, compared to $2.5 million for the nine months ended September 30, 2019. Our effective tax rates for the nine months ended September 30, 2020 and 2019, was 20.9% and 20.8%, respectively.

Financial Condition

The Company’s total assets increased $621.1 million, or 55.0%, to $1.75 billion at September 30, 2020 from $1.13 billion at December 31, 2019.  The increase is primarily the result of $570.3 million in gross loan growth during the nine months ended September 30, 2020.  Included in the loan growth is $452.8 million in PPP loans.  These PPP loans are 100% guaranteed by the SBA and have a rate of 1.0%, an approximate yield of 3.23%.  Interest earning deposits with other banks also increased $56.8 million, compared to September 30, 2019.

Loan Portfolio

The quarter ended September 30, 2020 closed with the global COVID-19 pandemic continuing to impact the economic health of our community and nation.  The provision for loan losses allowances was $5.7 million during the nine months ended September 30, 2020, as a result of an increase in qualitative factors related to uncertainties in the economic outlook from the COVID-19 pandemic and loan growth.  As a preferred SBA lender, we worked diligently with the SBA in the second quarter and third quarters of 2020 to offer assistance to small businesses as provided in the CARES Act, which significantly increased our loan totals.  These SBA loans are discussed further in this section under “Commercial and Industrial Loans”.  As part of our ongoing commitment to our customers we have been proactive in contacting customers impacted by the stay-at-home order in Washington State, temporary business closures, or that have otherwise been impacted by the COVID-19 pandemic and responses thereto.  In addition to the PPP loans we made to assist customers, as of September 30, 2020, we have $52.5 million in deferred or modified payments, pursuant to federal guidance, representing 44 loans.  During the quarter ended September 30, 2020, there were an additional 7 loans, or $10.2 million, that were granted deferred or modified payments and 169 loans, representing $161.9 million, that moved back to active status from deferral status.  In total, we have deferred or modified payments on 245 loans, or $224.6 million.  As of September 30, 2020, $93.1 million, or 128 loans, have successfully resumed payments as scheduled, $76.0 million, or 65 loans, have moved to active status and have a payment due in the fourth quarter of 2020, $3.0 million, or 8 loans, have closed and paid-in-full, leaving $52.5 million, or 44 loans, on deferral.  All of the loans on deferred or modified status as of September 30, 2020 are scheduled to return to active status in the fourth quarter of 2020.  The graph below illustrates the status of all the loans that were part of the COVID-19 deferral program:

The graph below indicates the percentage of loans that remain on a COVID-19 deferral.  This illustration is based on total loans outstanding as of as of September 30, 2020.

Remaining deferrals by industry as of September 30, 2020:

As a result of proactively reaching out to customers to offer deferment to help reduce cash flow pressure we did not see material downgrades in credit during the nine months ended September 30, 2020.  We will continue to be diligent in monitoring credit and changes in the economy, keeping the lines of communication open with our customers, but the full impact of these challenging economic times on our financial condition and liquidity remains to be seen at this time.

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

As of September 30, 2020, gross loans totaled $1.51 billion, an increase of $570.3 million, or 60.7%, compared to December 31, 2019. The increase was largely due to our efforts to provide community assistance through the PPP loans, which resulted in $452.8 million in PPP loans as of September 30, 2020, coupled with an additional $117.5 million in loan growth.

Loans as a percentage of deposits were 111.0% as of September 30, 2020, compared to 97.0% as of December 31, 2019.  We are focused on serving our communities and markets by growing loans and funding those loans with customer deposits. The increase in the loan to deposit ratio is largely due to the large volume of PPP loans.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30, 2020		As of December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial loans:
PPP loans	$452,846	29.8%	$-	0.0%
All other commercial & industrial loans	136,358	8.9	111,401	11.8
Total commercial and industrial loans:	589,204	38.7	111,401	11.8
Real estate loans:
Construction, land and land development	100,955	6.6	97,034	10.3
Residential real estate	121,147	8.0	115,011	12.2
Commercial real estate	705,186	46.4	613,398	65.2
Consumer and other loans	3,927	0.3	4,214	0.5
Gross loans receivable	1,520,419	100.0%	941,058	100.0%
Net deferred origination fees - PPP loans	(8,586)		-
Net deferred origination fees - all other loans	(2,444)		(1,955)
Loans receivable	$1,509,389		$939,103

Commercial and Industrial Loans. Commercial and industrial loans increased $477.8 million, or 428.9%, to $589.2 million as of September 30, 2020, from $111.4 million as of December 31, 2019. Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory or equipment, and we generally obtain personal guarantees on these loans.

Included in this balance is $43.8 million in capital call lines resulting from relationships with our BaaS customers as of September 30, 2020.

Our work with the SBA to help small businesses as provided in the CARES Act resulted in $452.8 million in PPP loans, with $8.6 million in net unearned deferred fees, which are included in commercial and industrial loans.  This includes 2,879 loans, helping over 40,600 employees in our communities.  We were able to provide loans to our existing customers and also provide assistance to new customers, by taking a proactive approach and reaching out to the communities we serve to offer aid through the PPP.  We have received approximately $14.5 million in loan fees from the SBA for originating and servicing the PPP loans, net of fees paid to agents.  These SBA 7(a) loans allowed small business owners to apply for financial relief under the PPP.  This program allowed business owners that are impacted by the COVID-19 pandemic to apply for and receive financial relief to help pay for employee wages and certain other expenses.  PPP loans have a maximum maturity of five years; however, the majority of our PPP loans are two years, bear a 1.0% interest rate and may be forgiven by the government if certain criteria are met.  These fees are or will be recognized in interest income over the life of the loans; however, if loans are forgiven or paid off remaining deferred fees will be recognized in the period the forgiveness or payoff occurs. These fees are recognized as interest income and will provide a source of income to the Company as we navigate through these changes in our business and economy, so we may continue to provide financial services to our customers and communities.

We accepted and processed requests through the duration of the program, which ended on August 8, 2020.  We have begun accepting applications from customers for loan forgiveness; however, we are awaiting further guidance and cannot approve an application or submit it to the SBA until the specific criteria have been disclosed.  In order to obtain loan forgiveness, a PPP borrower must submit a forgiveness application to us, which we must review and forward to the SBA. In October 2020, we started to receive some forgiveness payments from the SBA.  It is still uncertain how quickly the SBA will be processing forgiveness requests, but we anticipate that forgiveness of PPP loans will begin in fourth quarter 2020, and the pace of forgiveness will increase in the first half of 2021.  The initial payment deferral period on PPP loans was extended and customers with two-year loans can work with their lender to extend to a five year maturity, which we anticipate could be a good option for customers that are not eligible for forgiveness.

Commercial Real Estate Loans. Commercial real estate loans increased $91.8 million, or 15.0%, to $705.2 million as of September 30, 2020, from $613.4 million as of December 31, 2019.  We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10-to-25 year period with balloon payments at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates. At September 30, 2020, approximately 39.3% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 46.4% of our loan portfolio at September 30, 2020 and are historically our largest source of revenue. The addition of the $452.8 million in PPP loans as commercial and industrial loans has significantly impacted the composition of our loan portfolio; without the PPP loans, commercial real estate loans would represent approximately 66.1% of the loan portfolio, which is more in line with what it has been historically.  The Bank actively seeks commercial real estate loans in our markets and our lenders are experienced in originating and competing for these loans.  Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans, and remains diligent in communicating and proactively working with borrowers to help mitigate potential credit deterioration.

Construction, Land and Land Development Loans. Construction, land and land development loans increased $3.9 million, or 4.0%, to $101.0 million as of September 30, 2020, from $97.0 million as of December 31, 2019. We have a number of construction loans that have been approved, primarily for commercial projects, where the borrower has not requested the funds, resulting in our unfunded construction and development commitments increasing to $76.3 million at September 30, 2020, from $63.7 million at December 31, 2019.

Although we have seen a strong commercial and residential real estate market in the Puget Sound region thus far in 2020, the full extent of the short-term and long-term effects of the COVID-19 pandemic remain to be seen.  We anticipate that as projects continue we will see drawdowns on the available commitments.

Residential Real Estate Loans.  Our residential loans increased $6.1 million, or 5.3%, from $115.0 million at December 31, 2019 to $121.1 million at September 30, 2020. We originate one-to-four adjustable-rate mortgage (“ARM”), loans for our portfolio and operate as a mortgage broker for mortgage lenders we have agreements with for customers who want a 15-year to 30-year, fixed-rate mortgage loan. As of September 30, 2020, the balance of our ARM portfolio loans was $14.0 million, compared to $11.7 million at December 31, 2019.  Our ARM loans typically do not meet the guidelines for sale in the secondary market due to characteristics of the property, the loan terms or exceptions from agency underwriting guidelines, which enables us to earn a higher interest rate. We also purchase residential mortgages originated by other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio, meet certain regulatory requirements and increase our interest income.  As of September 30, 2020, we held $17.9 million in purchased residential real estate mortgage loans, compared to $28.6 million at December 31, 2019.  These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards. We also make one-to-four family loans to investors to finance their rental properties and to business owners to secure their business loans.  As of September 30, 2020, residential real estate loans made to investors and business owners totaled $75.6 million.

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

Consumer and Other. Consumer and other loans totaled $3.9 million as of September 30, 2020, decreasing $287,000 from $4.2 million at December 31, 2019. Our consumer and other loans are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans.

Industry Exposure and Categories of Loans

We have a diversified loan portfolio, representing a wide variety of industries.  Three of our largest categories of our loans are commercial real estate, commercial and industrial, and construction, land and land development loans.  Together they represent $942.5 million in outstanding loan balances, or 88.3% of total gross loans outstanding, excluding PPP loans of $452.8 million.  When combined with $232.4 million in unused commitments the total of these three categories is $1.17 billion, or 89.0% of total outstanding loans and loan commitments.

Commercial Real Estate Loans. Commercial real estate represents the largest segment of our loans, comprising 66.1% of our total balance of outstanding loans, excluding PPP loans, as of September 30, 2020.  Unused commitments to extend credit represents an additional $15.6 million, the combined total exposure in commercial real estate loans represents $720.8 million, or 54.6% of our total outstanding loans and loan commitments, excluding PPP loans.

The following table summarizes our concentration by industry for our commercial real estate loan portfolio as of September 30, 2020:

(Dollars in thousands, unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Hotel/Motel	$111,316	$986	$112,302	8.5%	$4,281	26
Apartments	92,556	3,159	95,715	7.3	1,402	66
Retail	73,247	55	73,302	5.6	927	79
Office	76,151	3,012	79,163	6.0	810	94
Mixed use	68,011	4,428	72,439	5.5	791	86
Convenience Store	69,725	-	69,725	5.3	1,835	38
Warehouse	62,611	14	62,625	4.7	1,181	53
Manufacturing	35,810	500	36,310	2.8	995	36
Mini Storage	33,169	857	34,026	2.6	3,317	10
Groups < 2.0% of total	82,590	2,593	85,183	6.5	1,073	77
Total	$705,186	$15,604	$720,790	54.6%	$1,248	565
Commercial and Industrial Loans. Commercial and industrial loans comprise 12.8% of our total balance of outstanding loans, excluding PPP loans, as of September 30, 2020.  Unused commitments to extend credit represents an additional $140.5 million, the combined total exposure in commercial and industrial loans represents $276.9 million, or 21.0% of our total outstanding loans and loan commitments, excluding PPP loans.

The following table summarizes our concentration by industry for our commercial and industrial loan portfolio as of September 30, 2020:

(Dollars in thousands, unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Capital Call Lines	$43,776	$79,238	$123,014	9.3%	$1,122	39
Construction/Contractor Services	14,052	22,916	36,968	2.8	96	146
Financial Institutions	15,400	-	15,400	1.2	3,850	4
Family and Social Services	9,994	5,247	15,241	1.2	769	13
Manufacturing	8,293	6,172	14,465	1.1	151	55
Medical / Dental / Other Care	13,584	483	14,067	1.1	203	67
Groups < 1.0% of total	31,259	26,480	57,739	4.4	101	311
Total	$136,358	$140,536	$276,894	21.0%	$215	635

Construction, Land and Land Development Loans. Construction, land and land development loans comprise 9.5% of our total balance of outstanding loans, excluding PPP loans, as of September 30, 2020.  Unused commitments to extend credit represents an additional $76.3 million, the combined total exposure in construction, land and land development loans represents $177.3 million, or 13.4% of our total outstanding loans and loan commitments, excluding PPP loans.

The following table details our concentration for our construction, land and land development loan portfolio as of September 30, 2020:

(Dollars in thousands, unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Commercial construction	$46,674	$53,820	$100,494	7.6%	$2,223	21
Residential construction	24,149	14,493	38,642	2.9	894	27
Developed land loans	13,097	236	13,333	1.0	409	32
Undeveloped land loans	9,726	332	10,058	0.8	486	20
Land development	7,309	7,423	14,732	1.1	731	10
Total	$100,955	$76,304	$177,259	13.4%	$918	110

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

We had $4.5 million in nonperforming assets, as of September 30, 2020, compared to $1.0 million as of December 31, 2019. There were no loans more than 90 days past due and still accruing interest as of September 30, 2020 and December 31, 2019.  Our nonperforming loans to loans receivable ratio was 0.30% at September 30, 2020, compared to 0.11% at December 31, 2019.  Construction, land and land development loans totaled $3.3 million, representing one loan that was added in the second quarter of 2020. Commercial and industrial nonaccrual loans totaled $625,000 at September 30, 2020 and consisted of three lending relationships.  Commercial real estate loans totaled $405,000, representing one loan, which was added during the second quarter of 2020.  During the third quarter of 2020, one loan for $117,000 in residential real estate moved to nonperforming status. The addition of this loan to nonperforming status in the third quarter was partially offset by principal reductions and resulted in an overall increase in our ratios of nonperforming loans and nonperforming assets to total assets compared to December 31, 2019.

Credit quality has remained stable in 2020 thus far as demonstrated by the low level of charge-offs and nonperforming loan balance.  The full extent of the short-term and long-term economic impact of the COVID-19 pandemic is unknown; however, we remain diligent in our efforts to communicate and proactively work with borrowers to help mitigate potential credit deterioration. Credit administration is closely analyzing higher risk segments within the loan portfolio, monitoring and tracking loan payment deferrals and customer liquidity, and providing timely reporting to management and the board of directors.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of	As of
	September 30,	December 31,
(Dollars in thousands)	2020	2019
Nonaccrual loans:
Commercial and industrial loans	$625	$965
Real estate loans:
Construction, land and land development	3,269	-
Residential real estate	178	65
Commercial real estate	405	-
Total nonaccrual loans	4,477	1,030
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	-	-
Total nonperforming loans	4,477	1,030
Real estate owned	-	-
Repossessed assets	-	-
Troubled debt restructurings, accruing	-	-
Total nonperforming assets	$4,477	$1,030
Total nonperforming loans to loans receivable	0.30%	0.11%
Total nonperforming assets to total assets	0.26%	0.09%

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

As of September 30, 2020, the allowance for loan losses totaled $17.0 million, or 1.13% of total loans. As of December 31, 2019, the allowance for loan losses totaled $11.5 million, or 1.22% of total loans. Included in total loans is $452.8 million in PPP loans which are 100% guaranteed by the SBA.  The allowance for loan losses to loans receivable, excluding the guaranteed PPP loans, is approximately 1.60%.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”  Our allowance for loan losses as of September 30, 2020 increased by $5.6 million, or 48.6%, compared to December 31, 2019, due to an increase in our qualitative factors primarily related to the current economic environment from the COVID-19 pandemic on our loan portfolio and loan growth.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Three		As of and for the Nine
	Months Ended		Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Allowance at beginning of period	$14,847	$10,443	$11,470	$9,407

Provision for loan losses	2,200	637	5,708	1,724

Charge-offs:
Commercial and industrial loans	-	118	130	125
Real estate loans:

Residential real estate loans	-	75	-	75
Commercial real estate	-	-	-	29
Consumer and other	2	3	9	23
Total charge-offs	2	196	139	252

Recoveries:
Commercial and industrial loans	-	2	5	4
Consumer and other	1	2	2	5
Total recoveries	1	4	7	9

Net charge-offs	1	192	132	243
Allowance at end of period	$17,046	$10,888	$17,046	$10,888
Allowance to nonperforming loans	380.75%	837.54%	380.75%	837.54%
Allowance to loans receivable	1.13%	1.25%	1.13%	1.25%
Net charge-offs to average loans (1)	0.00%	0.09%	0.01%	0.04%

(1)Ratios for the three and nine months ended September 30, 2020 and 2019 are annualized.

Although we believe that we have established our allowance for loan losses in accordance with GAAP and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio.  As a result of the COVID-19 pandemic and the subsequent impact to the economy, we increased our provision during the nine months ended September 30, 2020.  If the COVID-19 pandemic worsens or continues indefinitely, preventing businesses and consumers from conducting business, the state and Puget Sound region may experience a continued economic downturn, and our asset quality could deteriorate, which may require material additional provisions for loan losses.  We remain focused on working with the communities we serve, offering payment deferrals and other resources available under the CARES Act to provide financial assistance to businesses and consumers until they are able recover from this uncertain and trying time.

Securities

We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits or other business purposes. At September 30, 2020, 83.9% of our investment portfolio consisted of U.S. Treasury securities. The remainder of our securities portfolio was invested in U.S. Government agency securities, U.S. Agency collateralized mortgage obligations and U.S. Agency residential mortgage-backed securities, and municipal bonds. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At September 30, 2020, our loan-to-deposit ratio was 111.0%, which is elevated as a result of the PPP loans.  Our securities portfolio represented less than 2% of assets. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we anticipate investing excess funds to provide a higher return.

As of September 30, 2020, the carrying amount of our investment securities totaled $23.8 million, a decrease of $8.9 million, or 27.3%, compared to $32.7 million as of December 31, 2019. The decrease in the securities portfolio was due to maturities and principal paydowns.

Our investment portfolio consists of securities classified as available for sale and, to a lesser amount, held to maturity. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of		As of
	September 30, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Securities available-for-sale:
U.S. Treasury securities	$19,996	$20,041	$24,988	$24,945
U.S. Government securities	-	-	3,000	2,999
U.S. Agency collateralized mortgage obligations	108	113	129	129
U.S. Agency residential mortgage-backed securities	11	11	27	27
Municipal bonds	255	263	257	260
Total available-for-sale securities	20,370	20,428	28,401	28,360
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	3,354	3,470	4,350	4,329
Total held-to-maturity securities	3,354	3,470	4,350	4,329
Total investment securities	$23,724	$23,898	$32,751	$32,689

Deposits

We offer a variety of deposit products that have a wide range of interest rates and terms, including demand, savings, money market and time accounts as well as BaaS-brokered deposits. In addition, we recently added reciprocal deposits to our product offering. This enables us to extend FDIC insurance to customers that have balances in excess of the FDIC insurance limit.  This service trades our customers’ funds as CDs or interest bearing demand deposits in increments under the FDIC insured amount to other participating financial institutions and in exchange we receive CD or interest bearing demand investments from participating financial institutions in a reciprocal agreement.  We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels (Internet and mobile), and personalized service to attract new deposits and retain existing deposits.

Total deposits as of September 30, 2020 were $1.36 billion, an increase of $392.1 million, or 40.5%, compared to $968.0 million as of December 31, 2019. The increase was largely in core deposits, which increased $407.7 million to $1.27 billion from $862.5 million at December 31, 2019.  The increase in core deposits is primarily the result of expanding and growing banking relationships with new customers, including deposit relationships from PPP loans made to noncustomers moving their banking relationship to the Bank.  We define core deposits as all deposits except time deposits and BaaS-brokered deposits. We focus on growing core deposits and our branch managers, business development officers, treasury service personnel and lenders work together to grow deposits from existing and new customers.

Noninterest bearing deposits as of September 30, 2020 were $570.7 million, an increase of $199.4 million, or 53.7%, compared to $371.2 million as of December 31, 2019. The increase is primarily the result of expanding and growing banking relationships with new customers, including deposit relationships from PPP loans made to noncustomers, who moved their banking relationship to the Bank.  Noninterest bearing deposits represent 42.0% and 38.4% of total deposits for September 30, 2020 and December 31, 2019, respectively.

Total interest bearing account balances, excluding time deposits, as of September 30, 2020 were $724.5 million, an increase of $209.6 million, or 40.7%, from $514.9 million as of December 31, 2019. Included in interest bearing account balances is $24.9 million in BaaS-brokered deposits, an increase of $1.3 million from December 31, 2019. Also included in interest bearing deposits is $9.7 million in reciprocal deposits.  In 2019 we introduced reciprocal deposits as a product available for time deposit customers and beginning in 2020 we added an interest bearing demand reciprocal deposit product.

Total time deposit balances as of September 30, 2020 were $64.9 million, a decrease of $17.0 million, or 20.7%, from $81.9 million as of December 31, 2019. The decrease is a conscious effort to not replace maturing time deposits, but rather to grow and retain less expensive core deposits.  We have seen competitors continue to offer higher rates on time deposits, and we have not globally matched their rates in response as we have been able to grow and retain less costly core deposits.

The following table sets forth deposit balances at the dates indicated.

	As of		As of
	September 30, 2020		December 31, 2019
		Percent of		Percent of
(Dollars in thousands)	Amount	Total Deposits	Amount	Total Deposits
Demand, noninterest bearing	$570,664	42.0%	$371,243	38.4%
NOW and money market	624,891	45.9	437,908	45.2
Savings	74,694	5.5	53,365	5.5
Total core deposits	1,270,249	93.4	862,516	89.1
BaaS-brokered deposits	24,870	1.8	23,586	2.4
Time deposits less than $100,000	19,341	1.4	21,108	2.3
Time deposits $100,000 and over	45,551	3.3	60,749	6.3
Total	$1,360,011	100.0%	$967,959	100.0%

The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of September 30, 2020	As of December 31, 2019
Maturity Period:
Three months or less	$12,864	$12,562
Over three through six months	10,848	20,940
Over six through twelve months	14,487	7,007
Over twelve months	7,352	20,240
Total	$45,551	$60,749
Weighted average maturity (in years)	0.70	0.73

Average deposits for the three and nine months ended September 30, 2020 were $1.32 billion and $1.18 billion, respectively, an increase of 49.0% and 36.4%, respectively, compared to the three and nine months ended September 30, 2019. The increase in average deposits was primarily due to an increase in core deposits, both in noninterest bearing deposits and in low rate interest bearing deposits.  Included in this increase is deposit relationships gained from PPP loans made to noncustomers that moved their banking/deposit relationship to the Bank.  We expect deposit to grow with continued growth in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by our business development officers, branch managers and lenders.

The average rate paid on total deposits was 0.27% and 0.40%, respectively, for the three and nine months ended September 30, 2020, compared to 0.64% and 0.66%, for the three and nine months ended September 30, 2019, respectively.  The average rate paid on BaaS-brokered deposits decreased 1.64% and 1.72% for the three and nine months ended September 30, 2020, respectively, compared to the prior year periods, and NOW and money market accounts decreased 51 basis points and 21 basis points, for the three and nine months ended September 30, 2020, respectively.  The average rate paid on NOW and money market accounts in the three and nine months ended September 30, 2020 is the result of the decreased Fed funds rates since June 2019; the impact of these rate decreases will continue to be reflected in future periods. Any further changes to the Fed funds rate along with competition are expected to continue to impact future cost of deposits and our pricing strategies.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, noninterest bearing	$569,615	0.00%	$330,553	0.00%	$488,296	0.00%	$309,270	0.00%
NOW and money market	589,209	0.45	394,939	0.96	530,761	0.66	375,267	0.87
Savings	73,928	0.05	52,511	0.05	65,247	0.05	52,401	0.06
BaaS-brokered deposits	21,653	0.35	12,787	1.99	21,849	0.59	35,494	2.32
Time deposits less than $100,000	19,274	0.99	24,126	1.30	20,181	1.13	25,221	1.31
Time deposits $100,000 and over	46,726	1.17	71,302	1.84	58,013	1.45	70,736	1.81
Total deposits	$1,320,405	0.27%	$886,218	0.64%	$1,184,347	0.40%	$868,389	0.66%

The ratio of average noninterest bearing deposits to average total deposits for the three and nine months ended September 30, 2020 was 43.1% and 41.2%, respectively, compared to 37.3% and 35.6% for the three and nine months ended September 30, 2019, respectively.

Borrowings

We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of September 30, 2020, and December 31, 2019, total borrowing capacity of $20.8 and $21.4 million, respectively, was available under this arrangement.  As of September 30, 2020 and December 31, 2019, Federal Reserve advances totaled zero.

Paycheck Protection Program Liquidity Facility. To bolster the effectiveness of the SBA’s PPP loan program, the Federal Reserve is supplying liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The PPP provided loans to small businesses so that they can keep their employees on the payroll and pay for other allowed expenses. If the borrowers meet certain criteria, the loan may be forgiven.  The PPPLF extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. The interest rate is 0.35% and as PPP loans are paid down, the borrowing line must also be paid down.  As of September 30, 2020, there was $202.6 million outstanding in PPPLF advances. This is a new borrowing arrangement that has favorable capital treatment and is specific to the PPP loan program, and therefore there was no balance at December 31, 2019.

The table below provides details on PPPLF borrowings for the periods indicated:

	As of and For the Three		As of and For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Maximum amount outstanding at any month-end during period:
PPPLF Advances	$202,595	$-	$202,595	$-
Average outstanding balance during period:
PPPLF Advances	$199,076	$-	$102,527	$-
Weighted average interest rate during period:
PPPLF Advances	0.35%	0.00%	0.35%	0.00%
Balance outstanding at end of period:
PPPLF Advances	$202,595	$-	$202,595	$-
Weighted average interest rate at end of period:
PPPLF Advances	0.35%	0.00%	0.35%	0.00%

Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of September 30, 2020, and December 31, 2019, we had borrowing capacity of $92.7 million and $84.9 million, respectively, under this arrangement. As of September 30, 2020, we borrowed a total of $25.0 million in FHLB long term advances.  This includes $10.0 million for a 2.50-year remaining term and $15.0 million advance with a 4.50-year remaining term.  FHLB advances totaled $25.0 million as of September 30, 2020 and $10.0 million as of December 31, 2019.  There was $67.7 million and $74.9 million borrowing capacity remaining as of September 30, 2020, and December 31, 2019, respectively.  Although there are no immediate plans to borrow additional funds, additional borrowing capacity of $67.7 million was available under this arrangement as of September 30, 2020.

The table below provides details on FHLB short term borrowings for the periods indicated:

	As of and For the Three		As of and For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Maximum amount outstanding at any month-end during period:
FHLB Advances	$-	$20,000	$-	$20,000
Average outstanding balance during period:
FHLB Advances	$-	$870	$89	$740
Weighted average interest rate during period:
FHLB Advances	0.00%	2.35%	1.84%	2.46%
Balance outstanding at end of period:
FHLB Advances	$-	$20,000	$-	$20,000
Weighted average interest rate at end of period:
FHLB Advances	0.00%	2.39%	0.00%	2.09%

The table below provides details on the FHLB long term borrowings for the periods indicated:

	As of and For the Three		As of and For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Maximum amount outstanding at any month-end during period:
FHLB Advances	$24,999	$-	$24,999	$-
Average outstanding balance during period:
FHLB Advances	$24,999	$-	$19,160	$-
Weighted average interest rate during period:
FHLB Advances	1.13%	0.00%	1.13%	0.00%
Balance outstanding at end of period:
FHLB Advances	$24,999	$-	$24,999	$-
Weighted average interest rate at end of period:
FHLB Advances	1.13%	0.00%	1.13%	0.00%

Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I (the “Trust”), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The debentures bear interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. The effective rate as of September 30, 2020, and December 31, 2019, was 2.35% and 3.99%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture, subject to Federal Reserve approval. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.

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

Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available-for-sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail, commercial, and BaaS deposits, advances from the FHLB and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve discount window, draws on established federal funds lines from unaffiliated commercial banks, brokered funds, a one-way buy through an ICS account, and the issuance of debt or equity securities. We are also participating in the PPPLF, which provides an additional source of low cost funding, at a 0.35% interest rate, and favorable capital treatment for the PPP loans.  We have pledged 820 of these loans, or $202.6 million, as of September 30, 2020.  Under the terms of the agreement, the borrowings will be paid down as the loans are forgiven or paid down by the customer.  We also added a new liquidity source that would be classified as brokered deposits, but do not anticipate using it very often.  We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary and are closely monitoring liquidity in this uncertain economic environment.

The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs for the next few years. The Company down-streamed $7.5 million in capital to the Bank during the first quarter of 2020, bringing the Company’s cash holding to $5.6 million at September 30, 2020.  The Company uses approximately $1.3 million for debt servicing and operating purposes each year, leaving about $3.0 million for other purposes after deducting $2.6 million to cover operating purposes for the next two years.  In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs. For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs and the Bank established a minimum liquidity ratio of 5% of assets. Both of these minimum liquidity levels are on-balance sheet sources. Per policy and the Bank’s liquidity contingency plan, in event of a liquidity emergency the Bank can utilize wholesale funds in an amount up to 30% of assets. Since the Bank uses only a small portion of its borrowing or wholesale funding capacity, the Bank has access to funds if needed in a liquidity emergency.  Any PPPLF borrowings are excluded from the 30% of assets wholesale ratio as these funds are for a specific purpose and have favorable regulatory treatment.

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

As of September 30, 2020, and December 31, 2019, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2020
Leverage Capital (to average assets)
Company	$138,531	9.20%	$60,226	4.00%	$75,282	5.00%
Bank Only	141,866	9.43%	60,199	4.00%	75,249	5.00%
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Company	135,031	12.14%	50,066	4.50%	72,317	6.50%
Bank Only	141,866	12.66%	50,418	4.50%	72,826	6.50%
Tier I Capital (to risk-weighted assets)
Company	138,531	12.45%	66,754	6.00%	89,006	8.00%
Bank Only	141,866	12.66%	67,224	6.00%	89,632	8.00%
Total Capital (to risk-weighted assets)
Company	162,581	14.61%	89,006	8.00%	111,257	10.00%
Bank Only	155,916	13.92%	89,632	8.00%	112,040	10.00%

December 31, 2019
Leverage Capital (to average assets)
Company	$127,524	11.64%	$43,806	4.00%	$54,758	5.00%
Bank Only	122,904	11.22%	43,801	4.00%	54,751	5.00%
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Company	124,024	12.78%	43,659	4.50%	63,064	6.50%
Bank Only	122,904	12.43%	44,504	4.50%	64,283	6.50%
Tier I Capital (to risk-weighted assets)
Company	127,524	13.14%	58,213	6.00%	77,617	8.00%
Bank Only	122,904	12.43%	58,338	6.00%	79,118	8.00%
Total Capital (to risk-weighted assets)
Company	149,416	15.40%	77,617	8.00%	97,021	10.00%
Bank Only	134,796	13.63%	79,118	8.00%	98,897	10.00%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations, as of September 30, 2020.

		Payments Due by Period
		Less than	1 to 3	4 to 5	More than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Time Deposits	$64,892	$52,266	$10,544	$2,082	$-
Paycheck Protection Program Liquidity Facility	202,595	-	202,595	-	-
FHLB advances	24,999	-	10,000	14,999	-
Subordinated note	10,000	-	3,500	4,000	2,500
Junior subordinated debentures	3,609	-	-	-	3,609
Deferred compensation plans	1,329	175	350	350	454
Operating leases	8,885	1,259	2,521	1,716	3,389

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

	As of	As of
	September 30,	December 31,
(Dollars in thousands)	2020	2019
Commitments to extend credit:
Commercial and industrial loans	$140,536	$66,563
Construction – commercial real estate loans	58,170	42,371
Construction – residential real estate loans	18,134	21,361
Residential real estate loans	19,096	9,888
Commercial real estate loans	15,604	19,082
Other	1,064	1,181
Total commitments to extend credit	$252,604	$160,446
Standby letters of credit	$1,540	$2,250

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

	Three Months Ended					Nine Months Ended
(unaudited)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	September 30, 2020	September 30, 2019

Return on average assets (1)	0.95%	0.96%	0.96%	1.31%	1.35%	0.96%	1.27%
Return on average equity (1)	12.14%	11.37%	8.66%	11.66%	11.72%	10.73%	11.16%
Pre-tax, pre-provision return on average assets (1)(2)	1.72%	1.72%	1.77%	1.95%	1.95%	1.73%	1.83%
Yield on earnings assets (1)	3.93%	4.16%	4.79%	4.90%	4.94%	4.23%	4.89%
Yield on loans receivable (1)	4.33%	4.57%	5.25%	5.36%	5.36%	4.65%	5.38%
Yield on loans receivable, as adjusted (1)(2)	4.78%	4.94%	n/a	n/a	n/a	4.99%	n/a
Contractual yield on loans receivable, excluding earned fees (1)	3.61%	3.91%	5.08%	5.15%	5.24%	4.08%	5.23%
Contractual yield on loans receivable, excluding earned fees, as adjusted (1)(2)	4.69%	4.84%	n/a	n/a	n/a	4.86%	n/a
Cost of funds (1)	0.33%	0.41%	0.70%	0.70%	0.72%	0.45%	0.74%
Cost of deposits (1)	0.27%	0.35%	0.64%	0.63%	0.64%	0.40%	0.66%
Net interest margin (1)	3.62%	3.78%	4.15%	4.26%	4.29%	3.81%	4.22%
Noninterest expense to average assets (1)	2.26%	2.34%	3.18%	2.90%	2.98%	2.52%	3.05%
Efficiency ratio	56.73%	57.66%	64.26%	59.86%	60.46%	59.31%	62.50%
Loans receivable to deposits	110.98%	110.77%	100.01%	97.02%	94.78%	110.98%	94.78%

(1) Annualized calculations shown for quarterly and nine month periods presented.
(2) A reconciliation of the non-GAAP measures are set forth in “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures”.

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

Reconciliations of the GAAP and non-GAAP measures are presented below.

	As of and for the Three Months Ended					As of and for the Nine Months Ended
(Dollars in thousands, unaudited)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	September 30, 2020	September 30, 2019
Pre-tax, pre-provision net income and pre-tax, pre-provision return on average assets:
Total average assets	$1,704,874	$1,538,546	$1,141,453	$1,095,343	$1,031,969	$1,462,512	$1,010,620
Total net income	4,090	3,671	2,724	3,608	3,511	10,485	9,593
Plus: provision for loan losses	2,200	1,930	1,578	820	637	5,708	1,724
Plus: provision for income taxes	1,082	967	714	947	919	2,763	2,514
Pre-tax, pre-provision net income	$7,372	$6,568	$5,016	$5,375	$5,067	$18,956	$13,831
Return on average assets	0.95%	0.96%	0.96%	1.31%	1.35%	0.96%	1.27%
Pre-tax, pre-provision return on average assets:	1.72%	1.72%	1.77%	1.95%	1.95%	1.73%	1.83%

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

Reconciliations of the GAAP and non-GAAP measures are presented in the following table:

	As of and for the	As of and for the
	Three Months Ended	Nine Months Ended
(Dollars in thousands, unaudited)	September 30, 2020	September 30, 2020
Adjusted allowance for loan losses to loans receivable:
Total loans, net of deferred fees	$1,509,389	$1,509,389
Less: PPP loans	(452,846)	(452,846)
Less: net deferred fees on PPP loans	8,586	8,586
Adjusted loans, net of deferred fees	$1,065,129	$1,065,129
Allowance for loan losses	$(17,046)	$(17,046)
Allowance for loan losses to loans receivable	1.13%	1.13%
Adjusted allowance for loan losses to loans receivable	1.60%	1.60%
Adjusted yield on loans receivable:
Total average loans receivable	$1,493,024	$1,265,705
Less: average PPP loans	(448,313)	(261,854)
Plus: average deferred fees on PPP loans	9,599	6,112
Adjusted total average loans receivable	$1,054,310	$1,009,964
Interest income on loans	$16,244	$44,025
Less: interest and fee income on PPP loans	(3,566)	(6,325)
Adjusted interest income on loans	$12,678	$37,700
Yield on loans receivable	4.33%	4.65%
Adjusted yield on loans receivable:	4.78%	4.99%
Adjusted contractual yield on loans receivable, excluding earned fees and interest on PPP loans:
Total average loans receivable	$1,493,024	$1,265,705
Less: average PPP loans	(448,313)	(261,854)
Plus: average deferred fees on PPP loans	$9,599	$6,112
Adjusted total average loans receivable, excluding earned fees	$1,054,310	$1,009,964
Interest and earned fee income on loans	$16,244	$44,025
Less: earned fee income on loans	$(2,693)	$(5,303)
Less: interest income on PPP loans	(1,129)	(1,966)
Adjusted interest income on loans	$12,422	$36,756
Contractual yield on loans receivable, excluding earned fees	3.61%	4.08%
Adjusted contractual yield on loans receivable, excluding earned fees and interest on PPP loans:	4.69%	4.86%

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Estimated Increase (Decrease) in Net Interest Income
Change in Market Interest Rates	Twelve Month Projection September 30, 2020	Twelve Month Projection December 31, 2019
Static Balance Sheet and Rate Shifts
+400 basis points	18.8%	14.9%
+300 basis points	14.1	11.0
+200 basis points	9.2	7.2
+100 basis points	4.5	3.5
-100 basis points	(3.3)	0.2
-200 basis points	(6.4)	(3.8)
-300 basis points	(9.0)	(5.1)

Dynamic Balance Sheet and Rate Shifts
+400 basis points	26.8	17.5
+300 basis points	20.0	13.0
+200 basis points	13.2	8.5
+100 basis points	6.5	4.2
-100 basis points	(4.9)	(0.5)
-200 basis points	(8.4)	(5.2)
-300 basis points	(11.4)	(6.8)

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

Change in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting occurred during the three months ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, which are incorporated by reference herein. As of September 30, 2020, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K, other than those noted below.

The effects of COVID-19, and the impact of actions to mitigate it, has had and may continue to adversely affect our business, financial condition and results of operations, and the extent and duration of these effects remain uncertain. A second wave of COVID-19 may have a similar or worse impact on us.

Federal, state and local governments have enacted various restrictions in an attempt to limit the spread of COVID-19. Such measures have disrupted economic activity and contributed to job losses and reductions in consumer and business spending. In response to the economic and financial effects of COVID-19, the Federal Reserve has sharply reduced interest rates and instituted quantitative easing measures as well as domestic and global capital market support programs. In addition, the Trump Administration, Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the COVID-19 pandemic, including the passage of the CARES Act. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. Beginning at the end of March 2020, we began processing loan applications under the PPP created under the CARES Act, and we continued to accept and process requests through the program end date of August 8, 2020. The Federal Reserve's Main Street Lending Program will provide liquidity to small and mid-sized businesses by purchasing 95% participations in 5-year loans with certain terms, including certain deferrals of payment of principal and interest. The Bank is a registered lender under the Main Street Lending Program, and we have accepted one application as of September 30, 2020.  Other banking regulatory agencies have encouraged lenders to extend additional loans, and the federal government is considering additional stimulus and support legislation focused on providing aid to various sectors, including small businesses.  Further, we expect to continue to restructure certain payments and/or defer payments for our loan customers during this uncertain time to help alleviate financial hardships. The full impact on our business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reactions to such activities, remains uncertain.

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
•

result in increased compliance risk as we become subject to new regulatory and other requirements, including new and changing guidance, associated with the PPP and its loan forgiveness program, the Main Street Lending Program, and other new programs in which we participate;

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

Our results of operations have been adversely affected by the factors described above. For example, in the quarter ended September 30, 2020, these factors caused a substantial increase in our provision for loan losses.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2020.

The Company did not repurchase any of its equity securities during the three months ended September 30, 2020 and does not have any authorized share repurchase programs.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1+

First Amendment to the Coastal Financial Corporation 2006 Stock Option and Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38589), filed with the Commission on August 7, 2020).

10.2+	Amended Non-Employee Director Compensation Policy, as amended on October 26, 2020.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter months ended September 30, 2020, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

+ Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	November 6, 2020	By:	/s/ Eric M. Sprink
Eric M. Sprink
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 6, 2020	By:	/s/ Joel G. Edwards
Joel G. Edwards
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)