Form 10-K
period 2020-12-31
COASTAL FINANCIAL CORP
filed 2021-03-12
CIK 1437958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2020 was $136.2 million.  As of March 8, 2021, the number of shares outstanding of the registrant’s common stock was 11,981,171.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (this Report on Form 10-K) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. Any statements about our management’s expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Any or all of the forward-looking statements in this Report on Form 10-K may turn out to be inaccurate. The inclusion of or reference to forward-looking information in this Report on Form 10-K should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption “Item 1A. Risk Factors” and elsewhere in this Report on Form 10-K, as well as the following factors:

•

the difficult market conditions and unfavorable economic conditions and uncertainties associated with the COVID-19 pandemic, particularly in the markets in which we operate and in which our loans are concentrated, including an increase in unemployment levels and slowdowns in economic growth;

•	business and economic conditions generally and in the financial services industry, nationally and within our market area;
•	our expected future financial results;
•	the overall health of the local and national real estate market;
•

the credit risk associated with our loan portfolio, such as possible additional loan losses and impairment of collectability of loans as a result of the COVID-19 pandemic and policies and programs implemented by the Coronavirus Aid, Relief and Economic Security Act (CARES Act), including its automatic loan forbearance provisions and the effects on our loan portfolio from our Paycheck Protection Program (PPP) lending activities, and specifically with our commercial real estate loans;

•	our ability to generate and grow revenue through our relationships with broker dealers and digital financial service providers;
•	our ability to successfully manage liquidity risk;
•	our ability to implement our growth strategy and manage costs effectively;
•	our ability to maintain an adequate level of allowance for loan losses;
•	our level of nonperforming assets and the costs associated with resolving problem loans;
•	the composition of our senior leadership team and our ability to attract and retain key personnel;
•	our ability to raise additional capital to implement our business plan;
•	changes in market interest rates and impacts of such changes on our profits and business;
•	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;

i

•	interruptions involving our information technology and telecommunications systems or third-party servicers;
•	our ability to maintain our reputation;
•	increased competition in the financial services industry;
•	regulatory guidance on commercial lending concentrations;
•	the effectiveness of our risk management framework;
•	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;
•

the impact of recent and future legislative and regulatory changes and economic stimulus programs and other changes in banking, securities and tax laws and regulations, and their application by our regulators;

•

the impact on the Company’s operations due to epidemic illnesses, natural or man-made disasters, such as wildfires, the effects of regional or national civil unrest, and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions;

•

the impact of benchmark interest rate reform in the U.S. and implementation of alternative reference rates, such as the Secured Overnight Funding Rate (SOFR), to the London Interbank Offered Rate (LIBOR);

•	fluctuations in the value of the securities held in our securities portfolio;
•	governmental monetary and fiscal policies;
•	material weaknesses in our internal control over financial reporting; and
•	our success at managing the risks involved in the foregoing items.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report on Form 10-K. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Furthermore, many of these risks and uncertainties are currently amplified by and may continue to be amplified by or may, in the future, be amplified by, the COVID-19 pandemic, including an subsequent waves, the economic slowdown, and the impact of varying governmental responses that affect our customers and the economies where they operate. You are cautioned not to place undue reliance on forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events except as required by law.

ii

PART I

Item 1.	Business

Our Company

Coastal Financial Corporation (Corporation or Company) is a registered bank holding company, whose wholly owned subsidiaries are Coastal Community Bank (Bank) and Arlington Olympic LLC (LLC). The Company is a Washington state corporation that was organized in 2003. The Bank was incorporated and commenced operations in 1997 and is a Washington state-chartered commercial bank and Federal Reserve System (Federal Reserve) state member bank. Arlington Olympic LLC was formed in 2019 and owns the Company’s Arlington branch, which the Bank leases from the LLC.   Our executive offices are located at 5415 Evergreen Way, Everett, Washington 98203 and our telephone number is (425) 257-9000. Our website address is www.coastalbank.com. Information on our website should not be considered a part of this Report on Form 10-K.

The Company provides a full range of banking services to small and medium-sized businesses, professionals, and individuals throughout the greater Puget Sound area through its 15 branches in Snohomish, Island, and King Counties, the Internet, and its mobile banking application.  The Company opened its 15th branch in Arlington, Washington during the second quarter 2020.  The Bank announced the sale of its Freeland Branch (Island County) in February 2021.  The Bank’s main branch and the headquarters of the Bank and Company are located in Everett, Washington. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (the FDIC). The Bank’s loans and deposits are primarily within the greater Puget Sound area, and the Bank’s primary funding source is deposits from customers. Through its CCBX division, the Bank also provides banking as a service (BaaS), which enables broker dealers and digital financial service providers to offer their customers banking services, through their agreements and in collaboration with the Bank.  In 2021 or early 2022, the Bank expects to introduce a digital bank offering, through its CCDB division, in collaboration with Google. The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.

As of December 31, 2020, we had total assets of $1.77 billion, total loans receivable of $1.55 billion, total deposits of $1.42 billion and total shareholders’ equity of $140.2 million.

Throughout this Report on Form 10-K, references to “we,” “us” or “our” refer to the Company or the Bank, or both, as the context indicates.

Our Markets

We define our market broadly as the Puget Sound region in the state of Washington, which encompasses King, Kitsap, Pierce, Snohomish, Skagit, Thurston and Island Counties.  The Puget Sound region, which comprises over 62% of the population of the state of Washington, and over 65% of the number of businesses located therein, with a population of approximately 4.8 million, over 125,000 businesses and $147.9 billion of deposits.

We are the largest locally headquartered bank by deposit market share in Snohomish County, according to data from the FDIC as of June 30, 2020, at which date we had a 7.6% deposit market share in Snohomish County, up from 6.2% in 2019. We aim to continuously enhance our customer base, increase loans and deposits and expand our overall market share in Snohomish County. In light of our market position and our business strategy, we do not regularly compete for commercial or retail deposits in the city of Seattle, and we believe this strategic decision has enabled us to generate low cost core deposits to fund our loan growth.

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

Commercial and Industrial Loans. As of December 31, 2020, we had $539.2 million of commercial and industrial loans, representing 34.6% of total loans. These loans had a weighted average maturity of approximately 1.9 years. We make commercial and industrial loans, including term loans, Small Business Administration (SBA) loans, commercial lines of credit, working capital loans, equipment financing, borrowing base loans, and other loan products, that are underwritten on the basis of the borrower’s ability to service the debt from income. We take as collateral a lien on general business assets including, among other things, available real estate, accounts receivable, inventory and equipment and generally obtain a personal guaranty from the borrower or principal. Our commercial lines of credit typically have a term of one year and have variable interest rates that adjust monthly based on the prime rate. Other commercial and industrial loans generally have fixed interest rates and terms that typically range from one to five years depending on factors such as the type and size of the loan, the financial strength of the borrower/guarantor and the age, type and value of the collateral. Terms greater than five years may be appropriate in some circumstances, based upon the useful life of the underlying asset being financed or if some form of credit enhancement, such as an SBA guarantee, is obtained.

Commercial and industrial loans are often larger and involve greater risks than other types of lending. Because payments on commercial and industrial loans are often dependent on the operating cash flows of the borrower’s business, repayment of these loans is often more sensitive to adverse conditions in the general economy, which in turn increases repayment risk. We also face the risk that losses incurred on a small number of commercial loans could have an adverse impact on our financial condition and results of operations due to (a) the larger average size of commercial loans as compared with other loans, such as residential loans, as well as (b) collateral that is generally less readily marketable than collateral for consumer loans, such as residential real estate and automobiles.

As of December 31, 2020, our commercial and industrial loans included $365.8 million in PPP loans.  These are SBA loans that allow small business owners to apply for financial assistance via the PPP as prescribed in the CARES Act.  These loans have a contractual rate of 1.0%, with maturity terms of two to five years, are unsecured, 100% guaranteed and loan proceeds may be forgiven by the SBA if used for certain purposes.  To bolster the effectiveness of the SBA’s PPP loan program, the Federal Reserve is supplying liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility (PPPLF) extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. The interest rate is 0.35% and as PPP loans are paid down, the borrowing line must also be paid down.

As of December 31, 2020, we held $65.6 million in capital call lines provided to venture capital firms through one of our BaaS clients.  These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every line.  Capital call lines represent 37.8% of commercial and industrial loans, excluding PPP loans, or 12.2%, including PPP loans.

As of December 31, 2020, our total commercial SBA portfolio, excluding PPP loans, was $11.6 million, net of $8.5 million sold, of which $1.5 million was guaranteed by the SBA. We participate in the SBA 7(a) program in order to meet the needs of our small business community. As an approved participant in the SBA Preferred Lender’s Program, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA’s 7(a) program provides up to a 75% guaranty for loans greater than $150,000. For loans $150,000 or less, the program provides up to an 85% guaranty. The maximum 7(a) loan amount is $5 million. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper closing and servicing by the lender. As such, prudent underwriting and closing processes are essential to effective utilization of the 7(a) program. We typically sell in the secondary market the SBA-guaranteed portion (generally 75% of the principal balance) of the SBA loans we originate.

The Consolidated Appropriations Act, 2021 makes the following modifications to the 7(a) program:

•	Increases to 90% the loan guarantee on 7(a) loans, including for Community Advantage loans, through September 30, 2021.

•

Extends the CARES Act’s increase to the Express Loan amount from $350,000 to $1 million through September 30, 2021, with that amount reverting, on a permanent basis to $500,000 beginning October 1, 2021.

•

From the date of enactment of the Consolidated Appropriations Act, 2021 through September 30, 2021, temporarily increases from 50% to 75% the Express Loan guaranty percentage for loans of $350,000 and less. The guarantee percentage remains at 50% for SBA Express loans over $350,000. On October 1, 2021, the guarantee reverts to 50% for all Express Loans.

•	Waives lender and borrower fees, including the up-front guaranty fee and the ongoing fee, through September 30, 2021.

In addition, the Consolidated Appropriations Act, 2021 extends section 1112 of the CARES Act, which requires the SBA to pay principal, interest, and fees on certain existing SBA loans, through the following modifications:

•	Provides $3.5 billion in funding for extension of Section 1112 payments, with appropriations available through September 30, 2021.
•	Resumes the payment of principal and interest (P&I) on small business loans guaranteed by the SBA under the 7(a), 504 and Microloan programs, as established under Section 1112 of the CARES Act.
•

Provides that all borrowers with qualifying loans approved by the SBA prior to the CARES Act will receive an additional three months of P&I, starting in February 2021. Going forward, those payments will be capped at $9,000 per loan per month.

•

Provides that, after the three-month period described above, borrowers considered to be underserved (i.e., the smallest and hardest-hit by the pandemic) will receive an additional five months of P&I payments, also capped at $9,000 per loan per month. These include borrowers with SBA microloans or 7(a) Community Advantage loans.

•

Borrowers with any 7(a) or 504 loan in the hardest-hit sectors, as measured by the severity of sector-wide job losses since the start of the pandemic. Provides SBA payments of P&I on the first 6 months of newly approved loans will resume for all loans approved between February 1 and September 30, 2021, also capped at $9,000 per month.

As of December 31, 2020, we held a total of $953,000, net of $3.1 million sold, of United States Department of Agriculture (USDA) loans, which includes $850,000, classified as commercial and industrial loans.  We participate in the USDA Business and Industry and Community Facilities programs.  Both loan programs provide up to a 90% guarantee.  The guarantee is conditional and covers a portion of the risk of payment default by the borrower but not the risk of improper servicing by the lender.  Unlike the SBA 7(a) program, the USDA guarantee is not issued until after the loan closes.  USDA issues a conditional commitment prior to loan closing and prudent closing processes are essential to effective utilization of the USDA loan programs.   The USDA guaranteed portion of the USDA loans are typically sold in the secondary market.

Commercial Real Estate. As of December 31, 2020, we had $774.9 million of commercial real estate loans, representing 49.8% of total loans; excluding PPP loans, commercial real estate loans would represent 65.1% of total loans.   We make commercial mortgage loans collateralized by owner- and non-owner-occupied real estate, as well as multi-family residential loans. Loans secured by owner-occupied real estate totaled $266.4 million and comprised 34.4% of our commercial real estate portfolio at December 31, 2020. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores and gas stations, hotels and motels, office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10-to-25 year period with a final maturity and balloon payment at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent Federal Home Loan Bank rates. At December 31, 2020, approximately 41.4% of the commercial real estate loan portfolio consisted of fixed rate loans. Loan amounts generally do not exceed 75% of the lesser of the appraised value or the purchase price.

As of December 31, 2020, we had a total of $3.5 million, net of $7.9 million sold, in commercial real estate SBA loans.  Also included in commercial real estate loans was $49.4 million, or 3.2% of total loans, in loans under the SBA 504 program.  Under the SBA 504 program we make loans to small businesses to provide funding for the purchase of real estate. Under this program, we provide up to 90% financing of the total purchase cost, represented by two loans to the borrower. The first lien loan is generally a long-term, fully amortizing, fixed-rate loan made in the amount of 50% of the total purchase cost. The second lien loan is a short-term, interest only, adjustable rate loan made in the amount of 40% of the total purchase cost, which is generally paid off within three to six months after full receipt of loan proceeds from a certified development corporation that provides long-term financing directly to the borrower.

Our multi-family residential loan portfolio is comprised of loans secured by apartment buildings, residential mixed-use buildings and, to a lesser extent, senior living centers. As of December 31, 2020, we had $129.7 million on multi-family residential loans, representing 16.7% of our commercial real estate loans, and 8.3% of total loans.

Commercial real estate lending with respect to non-owner occupied properties typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. We require that our commercial real estate loans to investors be secured by well-managed properties with adequate margins and generally obtain a guaranty from responsible parties. As of December 31, 2020, we held $362.2 million in other non-owner occupied loans, excluding multifamily loans, representing 46.7% of our commercial real estate loans and 23.3% of total loans.

Construction, Land and Land Development Loans. As of December 31, 2020, we had $94.4 million in construction, land and land development loans, representing 6.1% of total loans. We make loans to established builders to construct residential properties, to developers of commercial real estate investment properties and to residential developments and, to a lesser extent, loans to individual clients for construction of single family homes in our market areas. We also make loans for the acquisition of undeveloped land. Construction loans are typically disbursed as construction progresses and carry either fixed or variable interest rates. Our construction and development loans typically have terms that range from six months to two years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Loans are typically structured with an interest only construction period and mature at the completion of construction.

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

Residential Real Estate. As of December 31, 2020, we had $143.9 million in residential real estate loans, representing 9.2% of total loans. We primarily originate one-to-four adjustable-rate mortgage (ARM), loans for our portfolio and operate as a mortgage broker for mortgage lenders we have agreements with for customers who want a 15-year to 30-year, fixed-rate mortgage loan. As of December 31, 2020, the balance of ARM portfolio loans was $20.5 million.  Our ARM loans typically do not meet the guidelines for sale in the secondary market due to characteristics of the property, the loan terms or exceptions from agency underwriting guidelines, which enables us to earn a higher interest rate. We also originate home equity lines of credit and home equity term loans for our portfolio. Home equity lines of credit have variable interest rates, while home equity term loans are fixed for up to 5-1/2 years but can be amortized up to a maximum of 180 months with a balloon payment at maturity.

We also purchase residential mortgages originated by other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio, meet certain regulatory requirements and increase our interest income. As of December 31, 2020, we held $16.8 million, representing 1.1% of our total loans, in purchased residential real estate mortgage loans.  Our last purchase of residential mortgages was in 2018.   These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards. We also make one-to-four family loans to investors to finance their rental properties and to business owners to secure their business loans.  As of December 31, 2020, residential real estate loans made to investors and business owners totaled $84.3 million.

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

Consumer and Other Loans. As of December 31, 2020, we had $3.9 million in total consumer loans, representing 0.3% of total loans. We make a variety of consumer loans to individuals, mainly business owners and family of business owners, for personal and household purposes, including automobile, boat and recreational vehicle loans and secured term loans. We also offer personal lines of credit including overdraft protection. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and the value of any available collateral. The terms of consumer loans vary considerably based upon the loan type, nature of collateral and size of the loan.

Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances, such as a loss of employment, divorce, or unexpected medical costs. Through our CCBX division we have begun making loans directly to consumers through automated  offerings and anticipate that our consumer loan portfolio will grow through these offerings.

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

Concentrations of Credit Risk

Most of our lending activity is conducted with businesses and individuals in our market area. As of December 31, 2020, approximately 87% of the real estate loans in our loan portfolio (measured by dollar amount) were secured by real estate, or made to borrowers who live or conduct business, in the Puget Sound region. A substantial portion of our loan portfolio consists of commercial and industrial loans and real estate loans secured by commercial real estate properties located in the Puget Sound region, and is dependent upon the economic environment of the Puget Sound region. We have a limited number of loans secured by properties located outside of the Puget Sound region, most of which are made to borrowers who are well-known to us.

Our total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans totaled $594.6 million and represented 357.0% of the Bank’s total risk-based capital at December 31, 2020. Interagency guidance on commercial real estate concentrations describe sound risk management practices, which include board and management oversight, portfolio management, management information systems, market analysis, portfolio stress testing and sensitivity analysis, credit underwriting standards, and credit risk review functions. We believe that we have adequately implemented these practices in order to monitor concentrations in commercial real estate in our loan portfolio.

Lending Limits

Our lending activities are subject to a variety of lending limits imposed by state law. In general, the Bank is subject to a legal lending limit on loans to a single borrower based on the amount of the Bank’s capital and surplus. The dollar amounts of the Bank’s lending limit increases or decreases as the Bank’s capital and surplus increases or decreases. The Bank is able to sell participations in its larger loans to other financial institutions, which allows the Bank to better manage the risk and exposure involved with larger loans and to meet the lending needs of its customers requiring extensions of credit in excess of Bank or regulatory limits.

The Bank’s legal lending limit as of December 31, 2020 on loans to a single borrower was 20% of capital and the allowance for loan losses, or $33.3 million.

Our loan policies provide general guidelines for loan-to-value ratios that restrict the size of loans to a maximum percentage of the value of the collateral securing the loans, which percentage varies by the type of collateral. Our internal loan-to-value limitations also follow all limits established by applicable law.

Deposit Products

Our deposits serve as the primary funding source for lending, investing and other general banking purposes. We provide a full range of deposit products that have a wide range of interest rates and terms, including a variety of demand and savings accounts, time deposits, and money market accounts. We also provide a wide range of deposit services, including debit cards, remote deposit capture, online banking, mobile banking, and direct deposit services. We also offer business accounts and cash management services, including business checking and savings accounts, and treasury services. We also offer reciprocal deposits which enables us to extend FDIC insurance to customers that have balances in excess of the FDIC insurance limit.  This service trades our customer’s funds in increments under the FDIC insured amount to other participating financial institutions and in exchange we receive customer deposits from participating financial institutions in a reciprocal agreement.  We solicit deposits through our relationship-driven team of dedicated and accessible bankers and through community-focused marketing. We emphasize obtaining deposit relationships at loan origination. Our focus on relationship banking combined with our robust business banking services has led to approximately 71.5% of our loan customers having deposit relationships with us as of December 31, 2020.

CCBX Division

Our CCBX Division provides BaaS enabling broker dealers and digital financial service providers to offer their clients banking services. The “X” is indicative of the technology services that our partners provide. We currently have a total of 15 relationships, which includes six active relationships, two in friends and family trials, three in implementation and onboarding, and four signed letters of intent, and we continue to maintain a robust pipeline. CCBX is supported by staff that we began hiring in late 2019 and throughout 2020 to build the infrastructure, and to work with our CCBX relationships and to execute new contracts.

CCDB Division

CCDB is our new digital banking division.  We expect to introduce our digital bank accounts in connection with our previously announced collaboration with Google Pay later this year or early next year, and currently provide a mobile wallet product which provides our customers with more ways to pay.

Investments

As of December 31, 2020, the fair value of our investment portfolio, which represented 1.3% of assets, totaled $23.4 million and had an average effective yield of 0.61% and an estimated duration of approximately 0.6 years. The primary objectives of the investment portfolio are to provide a source of liquidity and provide collateral that can be readily sold or pledged for public deposits or other business purposes. At December 31, 2020, 85.8% of our investment portfolio consisted of U.S. Treasury securities.  The remainder of our securities portfolio is invested in municipal bonds, U.S. Agency collateralized mortgage and U.S. Agency residential mortgage-backed securities obligations. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell or pledge investment securities from time to time to adjust our exposure to interest rates or to provide liquidity to meet loan demand. Due to the low interest rate environment, we are primarily holding the majority of our on-balance sheet liquidity in interest bearing bank deposits to limit our exposure to interest rate and price risk and to provide readily available funds for loan growth.

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

Information Technology Systems

We have made and continue to make significant investments in our information technology systems and staff for our banking and lending operations, treasury management activities, CCBX and CCDB. We believe this investment will support our continued growth and enable us to enhance our capabilities to offer new products and overall customer experience, and to provide scale for future growth and acquisitions. We utilize a nationally recognized software vendor, and their support allows us to outsource our data processing.

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

Emerging Growth Company Status

We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, (the JOBS Act). An emerging growth company may take advantage of reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company:

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

•

we are not required to comply with any requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and our financial statements;

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

•	the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and
•	the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering in 2018.

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

Human Capital

As of December 31, 2020, we had 250 full-time equivalent employees, all were located in the United States. None of our employees are parties to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Culture

We have always led with people, building our Bank on the diverse perspectives, knowledge, and experiences of our employees. We strive to create an inclusive workplace where people can bring their authentic selves to work.

We seek out talent that will be a cultural fit to our core values and have backgrounds that are as diverse as the clients we serve in each of our business units.

Pay Equity

We believe our staff should be paid for the roles they fulfill, their experience, and how they do their jobs, and our goal is to attract, retain and develop quality talent.  To deliver on that commitment, we benchmark and set pay ranges based on banking market data and consider factors such as an employee’s role and experience, the location of their job, and their performance. We also regularly review our compensation practices, both in terms of our overall workforce and individual employees, to ensure our pay is fair and equitable.

Diversity, Equity and Inclusion (DEI)

We believe that DEI needs to start at the top of an organization, and the Company began this process at the Board level in 2017 when our board of directors began discussing strategic planning and board recruitment. As the Company entered more complex arenas including BaaS, we strive to seek out diverse and qualified director candidates who bring a background and expertise in the fintech and digital banking sectors regardless of their gender, race, or other personal characteristics. Additionally, those board members would need to be representative of the diversity found in the fintech’s themselves. Since beginning this effort the board has added two female and one minority representation.

Health, Safety and Wellness

Since the onset of the COVID-19 pandemic, we have taken a people-first approach to help our employees manage their work and personal responsibilities, with a strong focus on employee wellbeing, health and safety. Our human resource team engages the staff in an evolving wellness program designed to enhance physical, financial, and mental wellbeing for all our employees. We encourage healthy lifestyle behaviors through regular communications, educational sessions, voluntary progress tracking of beneficial health changes, and wellness challenges.

We value the contributions of our employees, particularly in the face of the challenges posed by the COVID-19 pandemic. Where possible, employees have been working from home to help maintain their health and safety as well as business continuity. The Bank has accommodated staff who are unable to work on site due to health or family issues, and our human resources department works one-on-one to find solutions that are workable for both staff and the Company.

During the pandemic, many of our employees remain on the front line, keeping our branches open through drive-ups and allowing our customers to continue to do their banking transactions. This has allowed us to provide financial services while ensuring staff and customers are safe. Additional staff have been identified as having key roles in providing critical banking services that cannot be managed from home so protocol and safety measures were put in place in early 2020 to ensure their safety.

We endeavor to follow all Washington State guidance in all offices and the branches to maintain a safe environment for both staff and customers.

Community Engagement

We are committed to supporting the communities we serve through donations, sponsorships, employee volunteerism and the Employee Giving Fund, and was recognized as a Corporate Philanthropist by the Puget Sound Business Journal in 2020.  In 2020, the Bank supported 112 organizations through donations and event sponsorships.

The Employee Giving Fund is supported entirely by donations contributed by employees, enabling staff to pool their donations for the greatest impact in each community we serve. Employees direct the grants from the fund by serving on Bank’s grant advisory committee. Since its inception in 2001, the Employee Giving Fund has awarded 409 grants totaling more than $600,000 (through the end of 2020).

In 2020 employees continued to volunteer in a variety of capacities, surpassing 5,700 hours given to more than 119 local organizations.

Available Information

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act), and other filings with the SEC are available free of charge at http://ir.coastalbank.com/ under the heading “News - Documents”, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These reports are also available for free on the SEC's website at http://www.sec.gov. The information contained on the Company's website as referenced in this Report on Form 10-K should not be considered a part of this report.

Regulation and Supervision

General

Insured banks, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Washington Department of Financial Institutions (Washington DFI), the Board of Governors of the Federal Reserve (Federal Reserve), the Federal Deposit Insurance Corporation (FDIC) and the Consumer Financial Protection Bureau (CFPB). Furthermore, tax laws administered by the Internal Revenue Service (IRS), and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (FASB), securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the U.S. Department of the Treasury (Treasury Department) and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development and entities such as Ginnie Mae and Freddie Mac, and SBA regulations with respect to small business loans, have an impact on our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our operations and results, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

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

Additionally, the BHC Act provides that the Federal Reserve may not approve any of the above transactions if such transaction would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources includes a focus on capital adequacy, which is discussed in the section entitled “—Bank Regulation and Supervision—Capital Adequacy.” The Federal Reserve also considers the effectiveness of the institutions in combating money laundering, including a review of the anti-money laundering programs and compliance records of the parties. Finally, the Federal Reserve takes into consideration the extent to which the proposed transaction would result in greater or more concentrated risks to the stability of the U.S. banking or financial system.

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

Change in Bank Control

Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person’s or company’s acquiring “control” of a bank holding company. Under a rebuttable presumption established by the Federal Reserve pursuant to the Change in Bank Control Act, the acquisition of 10% or more of a class of voting stock of a bank holding company would constitute acquisition of control of the bank holding company if no other person will own, control, or hold the power to vote a greater percentage of that class of voting stock immediately after the transaction or the bank holding company has registered securities under the Exchange Act, as we have. In addition, any person or group of persons acting in concert must obtain the approval of the Federal Reserve under the BHC Act before acquiring 25% or more (more than 5% in the case of an acquirer that is already a bank holding company) of the outstanding voting stock of a bank holding company, the right to control in any manner the election of a majority of the company’s directors, or otherwise obtaining control or a “controlling influence” over the bank holding company.  Approval of the Washington DFI may also be required under state law before a person can acquire control over us.

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

Support of Subsidiary Institutions

The Federal Deposit Insurance Act (FDIA) and a Federal Reserve regulation require a bank holding company to serve as a source of financial and managerial strength to its bank subsidiaries. In addition, where a bank holding company has more than one FDIC-insured bank or thrift subsidiary, each of the bank holding company’s subsidiary FDIC-insured depository institutions is responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result of a bank holding company’s source of strength obligation, a bank holding company may be required to provide funds to a bank subsidiary in the form of subordinate capital or other instruments which qualify as capital under bank regulatory rules and at a time when the bank holding company would not otherwise be inclined to do so.

Repurchase or Redemption of Securities

A bank holding company that is not well capitalized or well managed, or that is subject to any unresolved supervisory issues, is required to give the Federal Reserve prior written notice of any purchase or redemption of its own then-outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. Additionally, under Federal Reserve guidance, a bank holding company is generally expected to consult with Federal Reserve supervisory staff prior to repurchasing or redeeming stock in a number of circumstances, including when the company is considering expansion.

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

Branching

Under current Washington law, the Bank may open branch offices throughout Washington with the prior approval of the Washington DFI. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Washington. Under federal law, the Bank may establish branch offices with the prior approval of the Federal Reserve. Federal law allows a bank to branch into a new state by setting up a new branch if, under the laws of the state in which the branch is to be located, a state bank chartered by that state would be permitted to establish the branch, and if the bank meets certain supervisory and financial criteria.

FDIC Insurance and Other Assessments

The Bank’s deposits are insured by the FDIC to the full extent provided in the FDIA (currently $250,000 per deposit account), and the Bank pays assessments to the FDIC for that coverage. Under the FDIC’s risk-based deposit insurance assessment system, an insured institution’s deposit insurance premium is computed by multiplying the institution’s assessment base by the institution’s assessment rate. An institution’s assessment base equals the institution’s average consolidated total assets during a particular assessment period, minus the institution’s average tangible equity capital (that is, Tier 1 capital) during such period. For banks with less than $10.0 billion in total consolidated assets, the assessment rate is calculated using a financial ratios method based on a statistical model estimating the bank’s probability of failure over three years utilizing seven financial ratios (leverage ratio; net income before taxes/total assets; nonperforming loans and leases/gross assets; other real estate owned/gross assets; brokered deposit ratio; one year asset growth; and loan mix index) and a weighted average of supervisory ratings components. The current rule fixes the range of assessment rates from 1.5 basis points for an institution posing the least risk, to 30 basis points for an institution posing the most risk; and will further lower the range of assessment rates if the reserve ratio of the Deposit Insurance Fund increases to 2% or more. As of September 30, 2020, which is the most recent information available, the Deposit Insurance Fund was at 1.30%.  Banks with over $10.0 billion in total consolidated assets are required to pay a surcharge of 4.5 basis points on their assessment basis, subject to certain adjustments. The FDIC may also impose special assessments from time to time.

Termination of Deposit Insurance

The FDIC may terminate its insurance of deposits of a bank if it finds that the bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act

The Community Reinvestment Act (CRA) requires that, in connection with examinations of insured depository institutions within their respective jurisdictions, the federal banking agencies will evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. The Federal Reserve periodically evaluates the Bank’s record of performance under the CRA, and these evaluations are publicly available. A bank’s CRA performance is considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations being imposed on the bank. Certain regulatory advantages, such as expedited processing of applications, are available only to banks with CRA ratings of Satisfactory or Outstanding.  Additionally, we must publicly disclose the terms of certain CRA-related agreements. The Bank received a Satisfactory rating at its most recent evaluation dated September 25, 2017.

Interest Rate Limitations

Interest and other charges collected or contracted for by the Bank are subject to applicable state usury laws and federal laws concerning interest rates.

Reserves

Pursuant to regulations of the Federal Reserve, an insured depository institution must maintain reserves against its transaction accounts. Because required reserves generally must be maintained in the form of vault cash, with a pass-through correspondent bank, or in the institution’s account at a Federal Reserve Bank, the effect of the reserve requirement may be to reduce the amount of an institution’s assets available for lending or investment. During 2020, in response to the COVID-19 pandemic, the Federal Reserve reduced all reserve requirement ratios to zero. The Federal Reserve indicated that it may adjust reserve requirement ratios in the future if conditions warrant.

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

In order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must maintain a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. A banking organization with a buffer greater than 2.5% is not subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. A banking organization also would be prohibited from making distributions or discretionary bonus payments during any quarter if its eligible retained income is zero or negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. Effectively, the Basel III framework, including the capital conservation buffer, requires the Bank meet minimum risk-based capital ratios of (i) 7% for common equity Tier 1 capital, (ii) 8.5% Tier 1 capital, and (iii) 10.5% total capital. The eligible retained income of a banking organization is defined as the greater of (1) its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income, and (2) the average of its net income over the preceding four quarters. The minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action (PCA), well-capitalized thresholds, which are described below under “—Prompt Corrective Action.”

The U.S. Basel III rule includes stringent criteria for capital instruments to qualify as Tier 1 or Tier 2 capital. For instance, the rule effectively disallows newly-issued trust preferred securities as a component of a holding company’s Tier 1 capital. However, depository institution holding companies with less than $15 billion in total assets may permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in Additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature. At December 31, 2020, the Company had $3.5 million of non-qualifying instruments includable in Tier 1 capital that were issued prior to May 19, 2010.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act (the EGRRCPA) requires the federal banking agencies to develop a community bank leverage ratio (the CBLR) (defined as the ratio of tangible equity capital to average total consolidated assets) for certain banks and holding companies with total consolidated assets of less than $10 billion. Qualifying banks that exceed the minimum CBLR are deemed to be in compliance with all other capital and leverage requirements. In 2019, the federal banking agencies fixed the CBLR at 9.0%, and the CARES Act temporarily reduced the CBLR to 8% until the earlier of December 31, 2020 or the expiration of the national emergency declaration. Rules issued by the federal banking agencies provide a graduated transition back to the 9% threshold by January 1, 2022. The Company and Bank have not adopted the CBLR.

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

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of “prompt corrective action” to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators have established five capital categories (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized); all insured depository institutions fall into one of these categories. The federal banking agencies have specified by regulation the relevant capital thresholds and other qualitative requirements for each of the categories. For an insured depository institution to be “well-capitalized” under the PCA framework, it must have a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0%, and a leverage ratio of 5.0%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific capital level for any capital measure. At December 31, 2020, the Bank qualified for the well-capitalized category.

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

The federal banking regulators finalized the liquidity coverage ratio in September 2014, and finalized the net stable funding ratio in October 2020. While the liquidity coverage ratio and the net stable funding ratio only apply to the largest banking organizations in the country, certain elements may filter down and become applicable to or expected of all insured depository institutions.

Payment of Dividends

We are a legal entity separate and distinct from the Bank. Our principal source of cash flow, including cash flow to pay dividends to our shareholders, is from capital raises and dividends the Bank pays to us as the Bank’s sole shareholder. Statutory and regulatory limitations apply to the Bank’s payment of dividends to us as well as to our payment of dividends to our shareholders. A corollary to the requirement that a bank holding company serve as a source of strength to its subsidiary banks is the Federal Reserve policy that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiaries or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as such a source of strength. Our ability to pay dividends is also subject to the provisions of Washington corporate law that prevent distributions to shareholders if, after giving effect to the distribution, we would not be able to pay our liabilities as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. In addition, in deciding whether or not to declare a dividend of any particular size, our board of directors must consider our and the Bank’s current and prospective capital, liquidity, and other needs.

The Washington DFI and the Federal Reserve also regulate the Bank’s dividend payments. Under Washington law, a state-chartered bank may not pay a dividend in an amount greater than its retained earnings without approval of the Washington DFI. Under Federal Reserve regulations, the Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Federal Reserve.

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

Restrictions on Transactions with Affiliates and Insiders

The Bank is subject to Section 23A of the Federal Reserve Act, which places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;
•	a bank’s investment in securities issued by affiliates;
•	a bank’s purchase of assets from affiliates;
•	loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates;
•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate;
•	a bank’s transactions with an affiliate involving the borrowing or lending of securities to the extent they create credit exposure to the affiliate; and
•	a bank’s derivative transactions with an affiliate to the extent they create credit exposure to the affiliate.

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

Brokered Deposits

The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited) unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well-capitalized.” Further, “undercapitalized” institutions are subject to growth limitations.

On December 15, 2020, the FDIC issued a final rule to revise and clarify its framework for classifying deposits as brokered deposits, including the standards for determining whether a person is a “deposit broker” and satisfies the “primary purpose” exemption from that definition. Among other things, the final rule provides that a person can generally only be a deposit broker if the person places deposits at more than one insured depository institution.

Single Borrower Credit Limits

Under Washington law, total loans and extensions of credit to a borrower may not exceed 20% of the Bank’s capital and surplus.

Commercial Real Estate Concentration Limits

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate (CRE), loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2020, the Bank’s total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represented 357.0% and 347.9% of its capital, at December 31, 2020 and 2019, respectively. The outstanding balance of the Bank’s CRE portfolio has increased by 26.3% and 18.9%, for the years ended December 31, 2020 and 2019, respectively.  Because both the level of CRE and growth rate exceed regulatory guidelines, the Bank maintains enhanced underwriting and monitoring processes and procedures.

Privacy

Financial institutions are required to disclose their policies for collecting and protecting nonpublic personal information of their clients. Clients generally may prevent financial institutions from sharing non-public personal information with nonaffiliated third parties except under certain circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly offering a product or service with a nonaffiliated financial institution. Additionally, financial institutions generally are prohibited from disclosing consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

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

Additionally, on December 18, 2020, the federal banking agencies released a notice of proposed rulemaking that would require a banking organization to notify its primary federal regulator within 36 hours of a significant cybersecurity incident.

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

The Dodd-Frank Act and the EGRRCPA

As final rules and regulations implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) have been adopted, this law has significantly changed and is significantly changing the bank regulatory framework and affected the lending, deposit, investment, trading and operating activities of banks and their holding companies.

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

The CFPB’s rulemaking and enforcement activities and strategic priorities have shifted as its leadership has changed, and in the future, the CFPB may take a different approach to its implementation of consumer financial protection laws than it has taken in the recent past.

The Volcker Rule

On December 10, 2013, five U.S. financial regulators, including the Federal Reserve, adopted a final rule implementing the “Volcker Rule.” The Volcker Rule was created by Section 619 of the Dodd-Frank Act and generally prohibits “banking entities,” including insured depository institutions and their affiliates, from engaging in “proprietary trading” and from sponsoring or investing in private equity or hedge funds, or extending credit to or engaging in other covered transactions with private equity or hedge funds that they sponsor or advise. The EGRRCPA amended Section 619 to exempt from the Volcker Rule any insured depository institution that has

$10.0 billion or less in total consolidated assets and whose total trading assets and trading liabilities are 5% or less of total consolidated assets. We are among the exempt institutions.

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

Information About Our Executive Officers

The table below provides information about our executive officers. Ages are as of December 31, 2020.

Name	Age	Position

Eric M. Sprink	48	President, Chief Executive Officer and Director
Joel G. Edwards	60	Chief Financial Officer, Corporate Secretary
Russ A. Keithley	55	Chief Banking Officer
John J. Dickson	60	Chief Operating Officer
Laura L. Byers	64	Chief Digital Banking Officer

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

Russ A. Keithley serves as Executive Vice President and Chief Banking Officer of the Bank.  From 2015 to 2020 Mr. Keithley held the position of Executive Vice President and Chief Lending Officer.  He joined the Bank in

2012 and became Senior Vice President and Chief Credit Officer in 2014.  Prior to joining the Bank, he served as Senior Vice President and Chief Lending Officer of North County Bank and Manager Team Lead at InterWest Bank. Mr. Keithley graduated from the University of Washington with a bachelor’s degree in political science. He is an honors graduate of the Pacific Coast Banking School at the University of Washington.

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

Laura L. Byers serves as Executive Vice President and Chief Digital Banking Officer of the Bank. Byers joined the Bank in 2004 and previously held the position of Executive Vice President, Chief Retail and Marketing Officer. Before joining the Bank she was Vice President and District Manager for EverTrust Bank, and served as Vice President and District Manager at Great American Bank NA and at US Bank where she opened the first in-store branches for the company. Byers attended Northern Arizona University and University of Arizona and is an honors graduate of Pacific Coast Banking School at the University of Washington.

Item 1A.	Risk Factors

As a financial services organization, we are subject to a number of risks inherent in our transactions and present in the business decisions we make. Described below are the material risks and uncertainties that if realized could have an adverse effect on our business, financial condition, results of operations or cash flows, and our access to liquidity. Consideration should also be given to the other information in this Annual Report on Form 10-K, as well as in the documents incorporated by reference into this Form 10-K. However, other factors not discussed below or elsewhere in this Annual Report on Form 10-K could adversely affect our business, financial condition, results of operations or cash flows and our access to liquidity. Therefore, the risk factors below should not be considered a complete list of potential risks we may face.

Risk Factors Summary

Our business is subject to numerous material risks and uncertainties, including those described in Part I Item 1A. “Risk Factors” in this Report on Form 10-K. You should carefully consider these material risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•	We are subject to risks associated with the COVID-19 pandemic, which could have an adverse effect on our business, financial condition and results of operations.
•	Our business and operations are concentrated in the Puget Sound area and we are sensitive to adverse changes in the local economy.
•	If our allowance for loan losses is insufficient to absorb actual loan losses, our results of operations would be negatively affected.
•	We operate in a highly competitive market and face increasing competition from traditional and new financial services providers.
•

We are subject to the various risks associated with our banking business and operations, including, among others, credit, market, liquidity, interest rate and compliance risks, which may have an adverse effect on our business, financial condition and results of operations if we are unable to manage such risks.

•	We may be unable to effectively manage our growth, which could have an adverse effect on our business, financial condition and results of operations.
•

The success of our relationship with broker dealers, digital financial service providers and other partners to provide banking as a service (BaaS) is subject to risks associated with managing such relationships.

•

We operate in a highly regulated industry, and the current regulatory framework and any future legislative and regulatory changes, may have an adverse effect on our business, financial condition and results of operations.

•

We are subject to regulatory requirements, including stringent capital requirements, consumer protection laws, and anti-money laundering laws, and failure to comply with these requirements could have an adverse effect on our business, financial condition and results of operations.

•

We are subject to laws regarding privacy, information security and protection of personal information and any violation of these laws or incidents involving personal, confidential or proprietary information of individuals, including, among others, system failures or cybersecurity breaches of our network security, could damage our reputation and otherwise adversely affect our business, financial condition and results of operation.

•

Our charter documents contain certain provisions, including anti-takeover provision, that limit the ability of our shareholders to take certain actions and could delay or discourage takeover attempts that shareholders may consider favorable.

Risks Related to the COVID-19 Pandemic

The effects of COVID-19, and the impact of actions to mitigate it, could adversely affect our business, financial condition and results of operations.

The economic effects of the COVID-19 pandemic have had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and may lead to an economic recession and/or a significant decrease in consumer confidence and business generally. The continuation of these conditions caused by the COVID-19 pandemic, including the impacts of the CARES Act and other federal and state measures, specifically with respect to loan forbearances, can be expected to adversely impact our business and results of operations and the operations of our borrowers, customers and business partners. In particular, these events can be expected to, among other things:

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

COVID-19 has led to federal, state and local governments enacting various restrictions in an attempt to limit the spread of the virus, including the declaration of a federal National Emergency; multiple cities’ and states’ declarations of states of emergency; school and business closings; limitations on social or public gatherings and other social distancing measures, such as working remotely, travel restrictions, quarantines and shelter in place orders. Such measures have significantly contributed to rising unemployment and reductions in consumer and business spending. In response to the economic and financial effects of COVID-19, the Federal Reserve has sharply reduced interest rates and instituted quantitative easing measures as well as domestic and global capital market support programs, including a number of lending facilities designed to provide emergency liquidity to various segments of the U.S. economy and financial markets. Many of these facilities expired December 31, 2020, or were extended for brief periods into 2021. The expiration of these facilities could have adverse effect on U.S. economy and ultimately on our business, financial condition and results of operations.

In addition, the Biden and Trump Administrations, Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the CARES Act. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance, and provides relief to financial institutions to avoid classifying certain COVID-19 related loan modifications as troubled debt restructurings (TDRs).

We processed loan applications under the PPP created under the CARES Act in rounds one and two, and continue to process applications in round three which opened on January 19, 2021. We also participated in the

Federal Reserve’s Main Street Lending Program (MSLP) and funded $59.2 million in MSLP loans as of December 31, 2020. Our participation in these programs could subject us to increased governmental and regulatory scrutiny, negative publicity or increased exposure to litigation, which could increase our operational, legal and compliance costs and damage our reputation. Moreover, if the federal stimulus measures are not effective in mitigating the effect of the COVID-19 pandemic, credit issues for our loan customers may be severe and adversely affect our business, financial condition and results of operations more substantially over a longer period of time.

The CARES Act and related guidance from the federal banking agencies provide financial institutions the option to temporarily suspend requirements under GAAP related to classification of certain loan modifications as TDRs, to account for the current and anticipated effects of COVID-19. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specifies that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. As of December 31, 2020, $9.3 million, or 3 loans, remain on deferral status as a result of the CARES Act and interagency guidance.

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

Risks Related to Credit Matters

Our commercial real estate lending activities expose us to increased lending risks and related loan losses.

At December 31, 2020, our commercial real estate loan portfolio totaled $774.9 million, or 49.8% of our total loan portfolio, or 65.1%, excluding PPP loans. Our current business strategy is to continue our originations of commercial real estate loans. Commercial real estate loans generally expose a lender to greater risk of non-payment or late payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. These loans involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. To the extent that borrowers have more than one commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Moreover, if loans that are collateralized by commercial real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and would adversely affect our business, financial condition and results of operations.

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

As of December 31, 2020, commercial and industrial loans totaled $539.2 million and represented 34.6% of total loans.  Included in commercial and industrial loans are $365.8 million in PPP loans, which are 100% guaranteed by the by the U.S. Government.  Excluding PPP loans, which are 100% guaranteed, commercial and industrial loans represented 11.1% of total loans.  We make commercial business loans in our market area to a variety of professionals, sole proprietorships, partnerships and corporations. As compared to commercial real estate loans, which are secured by real property, the value of which tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself and the conditions in the general economy. Further, any losses incurred on a small number of commercial loans could have an adverse impact on our financial condition and results of operations due to the larger average size of commercial loans as compared with other loans and the risk that collateral securing such loans may depreciate over time, may be difficult to appraise, may fluctuate in value and may depend on the borrower’s ability to collect receivables. We have increased our focus on commercial business lending in recent years and intend to continue to focus on this type of lending in the future.

Our concentration of residential mortgage loans exposes us to increased lending risks.

At December 31, 2020, $143.9 million, or 9.3%, of our loan portfolio was secured by one-to-four family real estate, 95.0% is secured by property in Washington State, and a significant majority of that is located in the Puget Sound region. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the Puget Sound housing market could reduce the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Our origination of construction loans exposes us to increased lending risks.

At December 31, 2020 $94.4 million, or 6.1% of our total loans was construction, land and land development loans.  We originate commercial construction loans primarily to professional builders for the construction of one-to-four family residences, apartment buildings, and commercial real estate properties. To a lesser degree, we also originate land acquisition loans for the purpose of facilitating the ultimate construction of a home or commercial building. Our construction loans present a greater level of risk than loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. In addition, construction costs may exceed original estimates as a result of increased materials, labor or other costs. Construction loans also often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness.

Our focus on lending to the small to medium-sized businesses may adversely affect our business, financial condition and results of operations.

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

In determining the amount of the allowance for loan losses, we analyze our loss and delinquency experience by loan categories and we consider the effect of existing economic conditions. In addition, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If the actual results are different from our estimates, or our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance and would decrease our net income. Our emphasis on loan growth and on increasing our portfolio, as well as any future credit deterioration, will require us to increase our allowance further in the future. While we believe that our allowance for loan losses was adequate at December 31, 2020, there is no assurance that it will be sufficient to cover future loan losses, especially if there is a significant deterioration in economic conditions.

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

While there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is comprised of loans secured by property located in the Puget Sound area and substantially all of our loan and deposit customers are businesses and individuals in greater Puget Sound area. Therefore, weak economies in our market area could adversely affect our business, financial condition and results of operations. A deterioration in the market areas we serve could result in the following consequences, any of which would have an adverse impact, which could be material, on our business, financial condition, and results of operations:

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

In addition, weakening in regional and general economic conditions such as inflation, recession, business closings, restrictions on business activity, unemployment, natural disasters, epidemic illness, or other factors beyond our control could reduce our growth rate and negatively affect demand for loans, the ability of our borrowers to repay their loans and our financial condition and results of operations.

Our SBA lending program is dependent upon the U.S. federal government, and we face specific risks associated with originating SBA loans.

As of December 31, 2020, the balance of owned SBA loans and SBA loans net of the sold portion was $382.8 million, which includes $365.8 million in PPP loans that are 100% guaranteed, and an additional $2.7 million in non-PPP SBA loans was also guaranteed.  As of December 31, 2020, the balance of SBA loans sold and serviced was $17.5 million, resulting in $123,000 in servicing income for the year ended December 31, 2020.  We also recognized $82,000 in income for the year ended December 31, 2020 for the gain on sale of our SBA loans.  Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program, referred to herein as an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience an adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress or exhaustion of the available funding for SBA programs may also have an adverse effect on our business, financial condition and results of operation. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could adversely affect our business, financial condition and results of operations.

Included in this category are PPP loans, which have a contractual rate of 1.0%, with maturity terms of two to five years, are unsecured, 100% guaranteed and the loan proceeds of which may be forgiven by the U.S. Government / SBA if used for certain purposes.  To bolster the effectiveness of the SBA’s PPP loan program, the Federal Reserve is supplying liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The PPPLF extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. The interest rate is 0.35% and as PPP loans are paid down, the borrowing line must also be paid down.

Outside of the PPP, the SBA’s 7(a) Loan Program is the SBA’s primary program for helping start-up and existing small businesses, with financing guaranteed for a variety of general business purposes,. Generally, we sell the guaranteed portion of our non-PPP SBA 7(a) loans in the secondary market. These sales result in premium income for us at the time of sale and create a stream of future servicing income, as we retain the servicing rights to these loans. For the reasons described above, we may not be able to continue originating these loans or sell them in the secondary market. Furthermore, even if we are able to continue to originate and sell SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans or the premiums may decline due to economic and competitive factors. When we originate SBA loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us. Generally, we do not maintain reserves or loss allowances for such potential claims and any such claims could adversely affect our business, financial condition and results of operations.

The laws, regulations and standard operating procedures that are applicable to SBA loan products may change in the future. We cannot predict the effects of these changes on our business, financial condition and results of operation. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies and especially our organization, changes in the laws, regulations and procedures applicable to SBA loans could adversely affect our ability to operate profitably.

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

Nonperforming assets adversely affect our net income in various ways. We generally do not record interest income on other real estate owned (OREO), or on nonperforming loans, thereby adversely affecting our income and increasing loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in our level of nonperforming assets increases our risk profile and may impact the capital levels regulators believe are appropriate in light of the ensuing risk profile. While we seek to reduce problem assets through loan workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, financial condition and results of operations. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which may adversely impact their ability to perform their other responsibilities. We may not experience future increases in the value of nonperforming assets.

Risks Related to Compliance and Operational Matters

Imposition of limits by the bank regulators on commercial real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the federal banking regulators issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” or the CRE Guidance. Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, totaled $594.6 million and represented 357.0% of its total risk-based capital at December 31, 2020.  The ratio was 347.9% at December 31, 2019.  The outstanding balance of the Bank’s CRE portfolio has increased by 26.3% and 18.9% for the years ended December 31, 2020 and 2019, respectively.

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

A major catastrophe, such as an epidemic illness, earthquake, tsunami, flood, fire or other natural disaster could result in a prolonged interruption of our business. For example, our headquarters are located in Everett, Washington and we serve the broader Puget Sound region, a geographical region that has been or may be affected by earthquake, tsunami and flooding activity. Because we primarily serve individuals and businesses in the Northwest, a natural disaster or epidemic illness likely would have a greater impact on our business, financial condition and results of operation than if our business were more geographically diverse. The occurrence of any of these natural disasters or epidemic illnesses could negatively impact our performance by disrupting our operations or the operations of our customers, which could adversely affect our business, financial condition, results of operations.

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, OREO and repossessed personal property may not accurately reflect the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO, and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our financial statements may not reflect the correct value of our OREO, and our allowance for loan losses may not reflect accurate loan impairments. This could adversely affect our business, financial condition and results of operations. As of December 31, 2020, we did not hold any OREO or repossessed property and equipment.

We derive a percentage of our deposits, total assets and income from deposit accounts generated through our BaaS relationships.

Deposit accounts acquired through these relationships totaled $68.7 million, or 4.8% of total deposits at December 31, 2020.  We provide oversight over these relationships, which must meet all internal and regulatory requirements.  We may exit relationships where such requirements are not met or be required by our regulators to exit such relationships.  Also, our partner(s) could terminate a relationship with us for many reasons, including being able to obtain better terms from another provider or dissatisfaction with the level or quality of our services.  If a relationship were to be terminated, it could materially reduce our deposits, assets and income.  We cannot assure you that we could replace such relationship. If we cannot replace such relationship, we may be required to seek higher rate funding sources as compared to the existing relationship and interest expense might increase.  We may also be required to sell securities or other assets to meet funding needs which would reduce revenues or potentially generate losses.

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

The majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international economic weakness and disorder and instability in domestic and foreign financial markets. Our interest rate sensitivity profile was asset sensitive as of December 31, 2020, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates.

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long-term fixed rate credits, which could adversely affect our earnings and net interest margin if rates increase. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have an adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income. If short-term interest rates continue to remain at their historically low levels for a prolonged period, and assuming longer-term interest rates fall further, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. Such an occurrence would have an adverse effect on our net interest income and could have an adverse effect on our business, financial condition and results of operations.

Uncertainty relating to the LIBOR calculation process and phasing out of LIBOR may adversely affect our results of operations.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. In November 2020, the ICE Benchmark Administration, which administers LIBOR, announced its intention to extend the publication of most tenors of LIBOR through June 30, 2023.  The U.S. federal banking agencies have continued to encourage banks to transition away from LIBOR as soon as practicable.

Several domestic and international groups, including the Alternative Reference Rate Committee and the International Swaps and Derivatives Association, have begun to develop LIBOR replacements, and a consensus appears to have emerged that the SOFR as observed by the Federal Reserve Bank of New York should be the successor rate. Nevertheless, uncertainty surrounding the transition away from LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and debt instruments. If and when LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings, we may incur additional expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our business, financial condition and results of operations. As of December 31, 2020, we had $160.0 million in loans that are tied to LIBOR, and $110.6 million of those are SWAPs. We have $3.6 million in floating rate junior subordinated debentures to Coastal (WA) Statutory Trust I, which was formed for the issuance of trust preferred securities. These debentures are also tied to LIBOR.  The move to an alternate index may impact the rates we  receive on loans and rates we pay on our junior subordinated debentures. We have identified the loans and debt instruments impacted, are reviewing LIBOR replacement options and are preparing for and evaluating the impact of the transition from LIBOR.

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

We expect that the implementation of a new accounting standard could require us to increase our allowance for loan losses and may have an adverse effect on our business, financial condition and results of operations.

The FASB, has adopted a new accounting standard, referred to as Current Expected Credit Loss (CECL), will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses. As a smaller reporting company, we will be required to implement CECL beginning as of January 1, 2023. CECL will change the current method of providing allowances for loan losses that are probable, which we expect could require us to increase our allowance for loan losses, and will likely greatly increase the data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have an adverse effect on our financial condition and results of operations. In addition, new accounting standards are issued or existing standards are revised periodically, changing the methods for preparing our financial statements. These changes are not within our control and may significantly impact our business, financial condition and results of operations.

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks, including, but not limited to, customer, employee or third-party fraud and data processing system failures and errors.

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

The use of statistical and quantitative models and other quantitative analyses is widespread in bank decision-making, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, and the identification of possible violations of anti-money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While we are not currently subject to stress testing under the Dodd-Frank Act, we anticipate that model-derived testing may become more extensively implemented by regulators in the future.

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

In deciding whether to approve loans or to enter into other transactions with borrowers and counterparties, we rely on information furnished to us by, or on behalf of, borrowers and counterparties, including financial statements, credit reports and other financial information. We also rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected and we may be subject to regulatory action. Whether a misrepresentation is made by the loan applicant, another third party, or one of our employees, we generally bear the risk of loss associated with the misrepresentation. Our controls and processes may not have detected, or may not detect all, misrepresented information in our loan originations or from our business clients. Any such misrepresented information could adversely affect our business, financial condition and results of operations.

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

While we attempt to invest a significant majority of our total assets in loans (our loan-to-asset ratio was 87.6% as of December 31, 2020), we invest a percentage of our total assets (1.3% as of December 31, 2020) in investment securities with the primary objectives of providing a source of liquidity and meeting pledging requirements. As of December 31, 2020, the fair value of our available for sale investment securities portfolio was $20.4 million, which included a net unrealized gain of $42,000, and the fair value of our held to maturity investment securities was $3.0 million, which included a net unrealized gain of $109,000. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Although we have not recognized other-than-temporary impairment related to our investment portfolio as of December 31, 2020, changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, among other factors, may cause us to recognize losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosures in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and related notes to those financial statements. Our critical accounting policies, which are included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report on Form 10-K, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our needing to revise or restate prior period financial statements, cause damage to our reputation and the price of our common stock, and adversely affect our business, financial condition and results of operations.

Dependency on external security systems expose us to greater operational risk.

External security systems with which we are connected, whether directly or indirectly, through the Bank, CCBX, or CCDB, can be sources of risk to us. We may be exposed not only to a systems failure with which we are directly connected, but also to a systems breakdown of a party to CCBX, CCDB or other relationship to which we are connected. This is particularly the case where activities of customers or those parties are beyond our security and control systems, including through the use of the internet, cloud computing services and personal smart phones and other mobile devices or services.

If that party experiences a breach of its own systems or misappropriates that data, this could result in a variety of negative outcomes for us and our customers, including:

•	losses from fraudulent transactions, as well as potential liability for losses that exceed thresholds established in consumer protection laws and regulations,
•	increased operational costs to remediate the consequences of the external party’s security breach,
•	negative impact on future revenues; and
•	harm to reputation arising from the perception that our systems may not be secure.

We are highly dependent on the accuracy and effectiveness of its operational processes and systems and the operational processes and systems of external parties related to the Bank, CCBX and CCDB.

We rely comprehensively on financial, accounting, transaction execution, data processing and other operational systems to process, record, monitor and report a large number of transactions on a continuous basis, and to do so accurately, quickly and securely. In addition to the proper design, installation, maintenance and training of our own operational systems, we rely on the effective functioning of operational systems of external parties related to the Bank, CCBX and CCDB.  Breakdowns in these operational systems could result in:

•	the inability to accurately and timely settle transactions,
•	the possibility that funds transfers or other transactions are executed erroneously, or with unintended consequences,
•	financial losses incurred, or possible restitution to customers, resulting from contractual agreements with external parties related to the Bank, CCBX and CCDB,
•	regulatory issues,
•	higher operational costs, associated with replacing or recovering systems that are inoperable or unavailable,
•	loss of confidence in our ability to protect against and withstand operational disruptions, thus impacting our ability to market and establish new relationships in the CCBX and CCDB divisions, and
•	harm to our reputation.

As the speed, frequency, volume, interconnectivity and complexity of transactions within our CCBX and CCDB divisions continue to increase, it becomes more challenging to effectively maintain systems and mitigate risks such as:

•	errors made by us or external parties doing business with the Bank, CCBX and CCDB, whether inadvertent or malicious; and
•	isolated or seemingly insignificant errors or losses, which migrate to other systems or grow in number, to become larger issues or losses.

We may be subject to potential business risk from actions by our regulators related to CCBX relationships.

Our regulators could impose restrictions on the businesses served in our CCBX division or restrict the number of different relationships the Company can hold.  Regulatory restrictions placed on the parties served in the Company’s CCBX division could result in reduced demand for services, reduced future revenue in the CCBX division, or loss of current relationships.  Regulatory restrictions that limit the number of relationships the Company can hold in its CCBX division would result in reduced future revenue and limit the potential for growth in that division.

Risks Related to Strategic and Reputational Matters

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

Our expansion strategy focuses on organic growth, expansion of our CCBX division, development of our CCDB division, and expansion of the Bank’s banking location network, or de novo branching. We may not be able to execute on aspects of our expansion strategy, which may impair our ability to sustain our historical rate of growth or prevent us from growing at all. More specifically, we may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable acquisition candidates. The success of our strategy also depends on our ability to effectively manage growth, which is dependent upon a number of factors, including our ability to adapt our credit, operational, technology and governance infrastructure to accommodate expanded operations. If we fail to implement one or more aspects of our strategy, we may be unable to maintain our historical earnings trends, which could have an adverse effect on our business, financial condition and results of operations.

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

The Washington DFI has entered into a multi-state agreement with six other states that is intended to streamline the licensing process for money service businesses, which include money transmitters and payment service providers. Increasing the relative ease of obtaining a license to operate a money service business within the state of Washington may encourage financial technology, or fintech, companies to offer services in the state, thereby increasing competition for such services.

We rely heavily on our executive management team and other key employees, and we could be adversely affected by the unexpected loss of their services.

Our success depends in large part on the performance of our executive management team and other key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for qualified employees is intense, and the process of locating key personnel with the combination of skills, attributes and business relationships required to execute our business plan may be lengthy. We may not be successful in retaining our key employees, and the unexpected loss of services of one or more of our key personnel could have an adverse effect on our business because of their skills, knowledge of and business relationships within our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, or at all, which could have an adverse effect on our business, financial condition and results of operations.

Anti-takeover provisions in our corporate organizational documents and provisions of federal and state law may make an attempted acquisition or replacement of our board of directors or management more difficult.

Our second amended and restated articles of incorporation and our amended and restated bylaws, (bylaws), may have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control or a replacement of our incumbent board of directors or management. Our governing documents include provisions that:

•	empower our board of directors, without shareholder approval, to issue preferred stock, the terms of which, including voting power, are to be set by our board of directors;
•	establish a classified board of directors, with directors of each class serving a three-year term;
•	provide that directors may be removed from office without cause only by vote of 80% of the outstanding shares then entitled to vote;
•	eliminate cumulative voting in elections of directors;
•	permit our board of directors to alter, amend or repeal our bylaws or to adopt new bylaws;
•	require the request of holders of at least one-third of the outstanding shares of our capital stock entitled to vote at a meeting to call a special shareholders’ meeting;
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

In addition, certain provisions of Washington law, including a provision which restricts certain business combinations between a Washington corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control. Furthermore, banking laws impose notice, approval, and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or its holding company. These laws include the BHC Act, the Change in Bank Control Act, and comparable banking laws in the State of Washington. These laws could delay or prevent an acquisition.

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

We are dependent on our information technology and telecommunications systems and third-party service providers; systems failures, interruptions, security breaches and cybersecurity threats could have an adverse effect on our business, financial condition and results of operations.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party service providers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have an adverse effect on our business, financial condition and results of operations.

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

We have a cybersecurity program that includes internal/external penetration testing, regular vulnerability assessments, detailed vulnerability management, data loss prevention controls, file access and integrity monitoring and reporting and threat intelligence.  While we have established policies and procedures to prevent or limit the impact of cyber-attacks, there can be no assurance that such events will not occur or will be adequately addressed if they do. In addition, we also outsource certain cybersecurity functions, such as penetration testing, to third-party service providers, and the failure of these service providers to adequately perform such functions could increase our exposure to security breaches and cybersecurity threats. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other malicious code and cyber-attacks that could have an impact on information security. Any such breach or attacks could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services, all of which could adversely affect our business, financial condition and results of operations. Further, to the extent that the activities of our third-party service providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation costs and other possible liabilities.

Risks Related to Our Capital and Liquidity

Ineffective liquidity management could adversely affect our business, financial condition and results of operations.

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities are checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets are loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could adversely affect our business, financial condition and results of operations.

We may need to raise additional capital in the future, and such capital may not be available when needed or at all.

We may need to raise additional capital, in the form of additional debt or equity, in the future to have sufficient capital resources and liquidity to meet our commitments and fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital or make such capital only available on unfavorable terms, including interbank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. We may not be able to obtain capital on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of our bank or counterparties participating in the capital markets or other disruption in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have an adverse effect on our business, financial condition and results of operations.

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

In 2010 and 2011, in response to the financial crisis and recession that began in 2008, significant regulatory and legislative changes resulted in broad reform and increased regulation affecting financial institutions. The Dodd-Frank Act created a significant shift in the way financial institutions operate. The Dodd-Frank Act also created the CFPB to implement consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as that which occurred in 2008 and 2009. The Dodd-Frank Act has had and may continue to have a material impact on our operations, particularly through increased regulatory burden and compliance costs. On May 24, 2018, the EGRRCPA became law. Among other things, the EGRRCPA changed certain of the regulatory requirements of the Dodd-Frank Act and includes provisions intended to relieve the regulatory burden on community banks. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or the value of collateral for loans. Future legislative changes could also require changes to business practices and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

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

The deposits of the Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. The Bank's regular assessments are determined by the level of its assessment base and its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses, as well as by its usage of brokered deposits. Moreover, the FDIC has the unilateral power to change deposit insurance assessment rates and the manner in which deposit insurance is calculated and also to charge special assessments to FDIC-insured institutions. The FDIC utilized all of these powers during the financial crisis for the purpose of restoring the reserve ratios of the Deposit Insurance Fund. Any future special assessments, increases in assessment rates or premiums, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could adversely affect our business, financial condition, and results of operations.

Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations could adversely affect us.

As part of the bank regulatory process, the Federal Reserve and the Washington DFI periodically conduct comprehensive examinations of our business, including compliance with laws and regulations. If, as a result of an examination, either of these banking agencies were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of any of our operations had become unsatisfactory, or that our Company, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. The Federal Reserve may enjoin “unsafe or unsound” practices or violations of law, require affirmative actions to correct any conditions resulting from any violation or practice, issue an administrative order that can be judicially enforced, direct an increase in our capital levels, restrict our growth, assess civil monetary penalties against us, the Bank or their respective officers or directors, and remove officers and directors. The FDIC also has authority to review our financial condition, and, if the FDIC were to conclude that the Bank or its directors were engaged in unsafe or unsound practices, that the Bank was in an unsafe or unsound condition to continue operations, or the Bank or the directors violated applicable law, the FDIC could move to terminate the Bank’s deposit insurance. If we become subject to such regulatory actions, our business, financial condition, and results of operations as well as our reputation could be adversely affected.

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

The Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, established by the Treasury Department to administer the Bank Secrecy Act, has authority to impose significant civil money penalties for violations of these requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and the Internal Revenue Service. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the Treasury Department’s Office of Foreign Assets Control.

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

We are subject to numerous laws designed to promote community reinvestment or protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA requires the Federal Reserve to assess the Bank’s performance in meeting the credit needs of the communities it serves, including low- and moderate-income neighborhoods, and if the Bank performs unsatisfactorily, various adverse regulatory consequences may ensue, including an inability to secure regulatory approval of expansionary transactions or new branches.

In addition, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The federal banking agencies, the CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The ongoing broad rulemaking powers of the CFPB have potential to have a significant impact on the operations of financial institutions offering consumer financial products or services.

A successful regulatory challenge to an institution’s performance under fair lending laws or regulations, or other consumer lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have an adverse effect on our business, financial condition and results of operations.

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

We service most of our own loans, and loan servicing is subject to extensive regulation by federal, state and local governmental authorities, as well as various laws and judicial and administrative decisions imposing requirements and restrictions on those activities. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities, including delaying or temporarily preventing foreclosures or forcing the modification of certain mortgages. If regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements, which may further adversely affect us. In addition, were we to be subject to regulatory investigation or regulatory action regarding our loan modification and foreclosure practices, our business, financial condition and results of operations could be adversely affected.

Our failure to comply with applicable laws and regulations could possibly lead to: civil and criminal liability; loss of licensure; damage to our reputation in the industry; fines and penalties and litigation, including class action lawsuits; and administrative enforcement actions. Any of these outcomes could adversely affect us.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Any such losses could adversely affect our business, financial condition and results of operations.

General Risk Factors

We could be adversely affected by the recent election and change in administration.

There is uncertainty surrounding the results of the recent election and change in administration, and how it may impact the economy, interest rates, trade, taxes, consumer spending and regulations.   The uncertainty surrounding the impact of the change in administration could significantly affect the markets in which we do business.  The impact to costs, profitability, loan delinquencies and value of our investments could all be impacted.

National and global economic and other conditions could adversely affect our future results of operations or market price of our stock.

Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, changes in government monetary and fiscal policies and inflation, foreign policy, and financial market volatility, all of which are beyond our control. Global economies continue to face significant challenges to achieving normalized economic growth rates and there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Any deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and could also cause the market price of our stock to decline. While it is impossible to predict how long challenging economic conditions may exist, a slow or fragile recovery could continue to present risks into the future for the industry and our company. Uncertainties regarding the potential for a renegotiation of international trade agreements under the newly elected administration, and the impact such actions and other policies of the current administration may have on economic and market conditions. In addition, concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, particularly the economies of China, South Korea and Japan, can impact the economy and financial markets here in the United States. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity. Further, our business could be adversely affected by the effects of a widespread outbreak of epidemic illness in the human population. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have an adverse effect on our business, financial condition and results of operations.

We are subject to certain risks in connection with growing through mergers and acquisitions.

It is possible that we could acquire other banking institutions, other financial services companies or branches of banks in the future. Acquisitions typically involve the payment of a premium over book and trading values and, therefore, may result in the dilution of our tangible book value per share and/or our earnings per share. Our ability to engage in future mergers and acquisitions depends on various factors, including: (1) our ability to identify suitable merger partners and acquisition opportunities; (2) our ability to finance and complete transactions on acceptable terms and at acceptable prices; and (3) our ability to receive the necessary regulatory and, when required, shareholder approvals. Our inability to engage in an acquisition or merger for any of these reasons could have an adverse impact on the implementation of our business strategies. Furthermore, mergers and acquisitions involve a number of risks and challenges, including our ability to achieve planned synergies and to integrate the branches and operations we acquire, and the internal controls and regulatory functions into our current operations, as well as the diversion of management’s attention from existing operations, which may adversely affect our ability to successfully conduct our business and negatively impact our financial condition and results of operations.

We must keep pace with technological change to remain competitive.

Financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available, as well as related essential personnel. In addition, technology has lowered barriers to entry into the financial services market and made it possible for financial technology companies and other non-bank entities to offer financial products and services traditionally provided by banks. The ability to keep pace with technological change is important, and the failure to do so, due to cost, proficiency or otherwise, could have an adverse impact on our business, financial condition and results of operations.

Negative public opinion regarding our company or failure to maintain our reputation in the communities we serve could adversely affect our business, financial condition and results of operations and prevent us from growing our business.

As a community bank, our reputation within the communities we serve is critical to our success. We believe we have set ourselves apart from our competitors by building strong personal and professional relationships with our customers and being active members of the communities we serve. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, we may be less successful in attracting new talent and customers or may lose existing customers, and our business, financial condition and results of operations could be adversely affected. Further, negative public opinion can expose us to litigation and regulatory action and delay and impede our efforts to implement our expansion strategy, which could further adversely affect our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located at 5415 Evergreen Way, Everett, WA 98203. In addition to our corporate headquarters, which includes our Evergreen branch, we operated 14 other branch offices as of December 31, 2020. We own our corporate headquarters and four of our other branch offices and lease the remainder of our branch offices. The leases, excluding renewal periods, on our branch offices expire in 2021 through 2030. We believe that these facilities and additional or alternative space available to us are adequate to meet our needs for the foreseeable future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, no par value per share, is traded on the Nasdaq Global Select Market under the symbol “CCB.” On December 31, 2020, there were 384 holders of record of the Company’s common stock.

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

We are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. Because we are a bank holding company and do not engage directly in business activities of a material nature, our ability to pay dividends on our common stock depends, in large part, upon our receipt of dividends from the Bank, which is also subject to numerous limitations on the payment of dividends under federal and state banking laws, regulations and policies. See “Item 1. Business—Regulation and Supervision—Bank Holding Company Regulation—Dividends.” The present and future dividend policy of the Bank is subject to the discretion of its board of directors. The Bank is not obligated to pay us dividends.

Purchases of Equity Securities

The Company did not purchase any shares of its common stock during the year ended December 31, 2020.

Item 6.Selected Financial Data

The following table sets forth selected historical consolidated financial data as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016. The selected balance sheet data as of December 31, 2020 and 2019, and the selected statement of income data for the years ended December 31, 2020 and 2019, have been derived from our audited consolidated financial statements included elsewhere in this Report on Form 10-K. The selected balance sheet data as of December 31, 2018, 2017 and 2016 and the selected statement of income data for the years ended December 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements that are not included in this Report on Form 10-K. Our historical results are not necessarily indicative of any future performance. The information presented in the following table has been adjusted to give effect to a one-for-five reverse stock split of our common shares completed effective May 4, 2018. The effect of the reverse stock split on outstanding shares and per share figures has been retroactively applied to all periods presented. This data should be read in conjunction with, and is qualified by reference to, "Item 7 - Management's Discussion and Analysis of Financial Condition and Operations" and our consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

The selected historical consolidated financial data presented below contains financial measures that are not presented in accordance with GAAP and have not been audited. See “Item 7. Management's Discussion and Analysis of Financial Condition and Operations - GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

	As of or for the Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$63,038	$48,587	$38,743	$32,113	$28,460
Total interest expense	5,652	6,576	3,926	2,875	2,523
Provision for loan losses	8,308	2,544	1,826	870	1,919
Net interest income after provision for loan losses	49,078	39,467	32,991	28,368	24,018
Total noninterest income	8,182	8,258	5,467	4,154	4,977
Total noninterest expense	38,119	31,063	26,216	22,433	21,538
Provision for income taxes	3,995	3,461	2,541	4,653	2,454
Net income	15,146	13,201	9,701	5,436	5,003
Adjusted net income (1)	15,146	13,201	9,701	6,731	5,003

Balance Sheet Data:
Cash and due from banks	163,117	127,814	125,782	89,751	86,975
Investment securities	23,247	32,710	37,922	38,336	34,994
Loans	1,547,138	939,103	767,899	656,788	596,128
Allowance for loan losses	19,262	11,470	9,407	8,017	7,544
Total assets	1,766,122	1,128,526	952,110	805,753	740,611
Interest-bearing deposits	829,046	596,716	510,089	460,937	424,707
Noninterest-bearing deposits	592,261	371,243	293,525	242,358	223,955
Total deposits	1,421,307	967,959	803,614	703,295	648,662
Total borrowings	192,292	23,562	33,546	33,529	28,513
Total shareholders’ equity	140,217	124,173	109,156	65,711	59,897

Share and Per Share Data: (2)
Earnings per share—basic	1.27	1.11	0.93	0.59	0.54
Earnings per share—diluted	1.24	1.08	0.91	0.59	0.54
Adjusted earnings per share—diluted (1)	1.24	1.08	0.91	0.73	0.54
Dividends per share	-	-	-	-	-
Book value per share (3)	11.73	10.42	9.18	7.11	6.48
Tangible book value per share (4)	11.73	10.42	9.18	7.11	6.48
Weighted average common shares outstanding–basic	11,920,735	11,896,258	10,440,740	9,232,398	9,226,204
Weighted average common shares outstanding–diluted	12,209,371	12,196,120	10,608,764	9,237,629	9,227,216
Shares outstanding at end of period	11,954,327	11,913,885	11,893,203	9,248,901	9,238,788

Performance Ratios:
Return on average assets (ROAA)	0.98%	1.28%	1.14%	0.73%	0.76%
Pre-tax, pre-provision ROAA (1)	1.78%	1.86%	1.66%	1.46%	1.43%
Adjusted ROAA (1)	0.98%	1.28%	1.14%	0.90%	0.76%
Return on average shareholders’ equity	11.44%	11.29%	11.40%	8.27%	8.56%
Adjusted return on average shareholders’ equity (1)	11.44%	11.29%	11.40%	10.24%	8.56%
Yield on earnings assets	4.21%	4.90%	4.72%	4.48%	4.53%
Yield on loans	4.64%	5.38%	5.18%	4.98%	5.16%
Cost of funds	0.40%	0.73%	0.52%	0.42%	0.42%
Cost of deposits	0.35%	0.65%	0.42%	0.32%	0.36%
Cost of interest bearing deposits	0.59%	1.03%	0.66%	0.50%	0.55%
Net interest margin	3.83%	4.23%	4.24%	4.08%	4.13%
Noninterest expense to average assets	2.47%	3.01%	3.09%	3.00%	3.28%
Efficiency ratio (5)	58.14%	61.79%	65.08%	67.18%	69.67%
Loans receivable to deposits	108.85%	97.02%	95.56%	93.40%	91.90%

Credit Quality Ratios:
Nonperforming assets to total assets	0.04%	0.09%	0.19%	0.26%	1.11%
Nonperforming assets to total loans receivable and OREO	0.05%	0.11%	0.24%	0.32%	1.38%
Nonperforming loans to total loans	0.05%	0.11%	0.24%	0.32%	0.27%
Allowance for loan losses to nonperforming loans	2705.34%	1113.60%	515.17%	378.16%	468.28%
Allowance for loan losses to total loans receivable	1.25%	1.22%	1.23%	1.22%	1.27%
Net charge-offs to average loans	0.04%	0.06%	0.06%	0.06%	0.07%

	As of or for the Year Ended December 31,
	2020	2019	2018	2017	2016
Capital Ratios :
Total shareholders’ equity to total assets	7.94%	11.00%	11.46%	8.16%	8.09%
Tangible equity to tangible assets (6)	7.94%	11.00%	11.46%	8.16%	8.09%
Tier 1 leverage ratio (7)	9.29%	11.22%	11.35%	9.94%	10.11%
Common equity Tier 1 capital ratio (7)	11.86%	12.43%	12.84%	11.67%	11.60%
Tier 1 risk-based capital ratio (7)	11.86%	12.43%	12.84%	11.67%	11.60%
Total risk-based capital ratio (7)	13.11%	13.63%	14.05%	12.90%	12.85%

(1)  These are non-GAAP financial measures.  See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures in Item 7. Management's Discussion and Analysis of Financial Condition and Operations under the caption “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

(2)  Share and per share amounts are based on total common shares outstanding, which includes common stock and nonvoting common stock.  There was no nonvoting common stock at December 31, 2020, 2019 and 2018.

(3)  We calculate book value per share as total shareholders’ equity at the end of the relevant period divided by the outstanding number of our common shares, which includes common stock and any nonvoting common stock, at the end of each period.

(4)  Tangible book value per share is total shareholders’ equity at the end of the relevant period, less goodwill and other intangible assets, divided by the outstanding number of our common shares at the end of each period. The most directly comparable GAAP financial measure is book value per share. We had no goodwill or other intangible assets as of any of the dates indicated. As a result, tangible book value per share is the same as book value per share as of each of the dates indicated.

(5) Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

(6)  Tangible equity to tangible assets is common equity less goodwill and other intangible assets, divided by total assets less goodwill and other intangible assets.  The most directly comparable GAAP financial measure is total shareholders' equity to total assets.  We had no goodwill or other intangible assets as of any of the dates indicated.  As a result tangible equity to tangible assets is the same as total shareholders' equity to total assets.

(7) These capital ratios are for the Bank.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a bank holding company that operates through our wholly owned subsidiaries, Coastal Community Bank (Bank) and Arlington Olympic LLC .  We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. We focus on providing a wide range of banking products and services to consumers and small to medium-sized businesses in the broader Puget Sound region in the state of Washington. We currently operate 15 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and three of which are located in neighboring counties (one in King County and two in Island County). The Bank announced the sale of its Freeland Branch (Island County) in February 2021.  The Bank also provides banking as a service (BaaS), through our CCBX division, that allows broker-dealer and digital financial service providers to offer their customers banking services and we expect to introduce a digital bank offering, through our CCDB division, in collaboration with Google in 2021 or early 2022.  As of December 31, 2020, we had total assets of $1.77 billion, total gross loans of $1.55 billion, total deposits of $1.42 billion and total shareholders’ equity of $140.2 million.

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted by the Bank. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and the accompanying notes presented elsewhere in this Annual Report on Form 10-K.

As a bank holding company that operates through one segment, community banking, we generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is commercial and retail deposits from our customer relationships. We place secondary reliance on wholesale funding, primarily borrowings from the Federal Home Loan Bank (FHLB).  We are utilizing the Paycheck Protection Program Liquidity Facility (PPPLF), which provides an additional source of low cost funding for the Paycheck Protection Program (PPP) loans, with a contractual interest rate of 0.35%.  The PPPLF borrowings are collateralized by PPP loans and must be paid down as the PPP loans are forgiven or paid down by customers.  Less commonly used sources of funding include borrowings from the Federal Reserve System (Federal Reserve) discount window, draws on established federal funds lines from unaffiliated commercial banks, brokered funds, which allows us to obtain deposits from sources that do not have a relationship with the Bank and can be obtained through certificate of deposit listing services, via the internet or through other advertising methods, or a one-way buy through an insured cash sweep (ICS) account, which allows us to obtain funds from other institutions that have deposited funds through ICS. Our largest expenses are provision for loan losses, salaries and related employee benefits, interest on deposits and borrowings, occupancy and data processing. Our principal lending products are commercial real estate loans, commercial and industrial loans, residential real estate loans, construction, land and land development loans, and to a lesser extent consumer loans.

CARES Act

On March 27, 2020, the CARES Act was enacted, providing wide ranging economic relief for individuals and businesses impacted by the COVID-19 pandemic. Among other things, the statute created the PPP, which is a stimulus response to the potential economic impacts of COVID-19, and its purpose is to provide forgivable loans to smaller businesses that use the proceeds of the loans for payroll and certain other qualifying expenses. The Small Business Administration (SBA) manages and backs the PPP. If a loan is fully forgiven, the SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by the SBA. The PPP program closed to new loan applicants on August 8, 2020. We accepted and processed requests for existing and new customers for the duration of the program, and recently began accepting and processing applications for round three, which opened for applications on January 19, 2021.  As of March 8, 2021, we have funded $259.3 million, representing 1,867 customers, in this latest round of PPP loans, consisting of $16.6 million in new PPP applications for first draws and $242.7 million in a second draw for small businesses that previously received PPP funds.  Net deferred fees on these loans total $10.1 million and will be recognized in interest income in future periods.  Round three PPP loans have a maturity of five years. Loan payments will be deferred for borrowers who apply for loan forgiveness until SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred 10 months after the end of the covered period for the borrower’s loan forgiveness (either 8 weeks or 24 weeks).

We are accepting applications from customers for loan forgiveness and as of March 8, 2021 we have  received $180.8 million in forgiveness or principal paydowns.  In order to obtain loan forgiveness, a PPP borrower must submit a forgiveness application to us, which we must review and forward to the SBA. We expect that the pace of forgiveness of PPP loans will increase in the first half of 2021.  The initial payment deferral period on PPP loans was extended and customers with two-year loans can work with their lender to extend to a five year maturity, which we anticipate could be a popular option for customers not eligible for forgiveness.

The Company's Preparations and Responses to COVID-19 Pandemic

As part of its ongoing risk preparation and mitigation efforts, the Company had developed a detailed plan and action measures related to a possible pandemic scenario. This pandemic plan was implemented on March 12, 2020 and continued through the third quarter and into fourth quarter of 2020. The Company carefully executed the plan with limited operational disruptions, with attention to ensure continued customer support, and with the utmost care to safeguard employees, customers and vendors. Management continues to monitor and, when appropriate, make changes to our planned response. To date we have:

•	Continued to serve customers through drive throughs, call center, mobile banking, online banking and ATMs, and closed branches except for drive throughs and appointments.
•	Dispersed workforce throughout facilities in order to maximize social distancing protocols, including successful employment of remote work solutions for many employees.
•	Continued participation in the SBA PPP with funded loans outstanding of $365.8 million, as of December 31, 2020.
•

Actively engaged borrowers and other businesses in discussion to identify short-term cash flow and other financial needs, and restructured payments on existing loans to alleviate financial hardship per regulatory guidance. As of December 31, 2020, $9.3 million, or 3 loans, remain on deferred or modified payment status.

•

Pledged 703 PPP loans, or $153.7 million as of December 31, 2020, which provides an additional source of funding for the PPP loans, through the PPPLF. The borrowings must be paid down as PPP loan amounts are forgiven or when the customers pay their loans down. PPPLF is a low cost source of funding and liquidity for PPP loans, with an interest rate of 0.35%, and favorable capital treatment.

•	Enhanced credit monitoring on loan segments that have been most impacted by COVID-19, monitoring and tracking loan payment deferrals and customer liquidity.
•

As of December 31, 2020, all of  Washington State was in Phase 1 of Washington State’s Healthy Washington – Roadmap to Recovery.  During the first quarter of 2021, the majority of Washington State, including Snohomish County,  moved to Phase 2, which provides:

o	Indoor gatherings of no more than 5 people outside one’s household, limit of two households
o	Outdoor gatherings of no more than 15 people outside one’s household, limit two households
o	Opens certain businesses with social distancing and capacity restrictions
o	Professionals services -remote work strongly encouraged, 25% capacity otherwise
•	Refreshed and analyzed the Company's liquidity, funding and capital stress forecasts and risk assumptions.

PPP Overview

Throughout 2020, significant focus was placed on helping the small businesses in our communities through the PPP. These loans have had a significant impact on our financial statements for the year ended December 31, 2020 and will continue to impact our results in the future. Throughout this discussion, we will address the impact of these loans, including borrowings received through PPPLF to help fund these loans and to aid in liquidity, increased customer deposit accounts from unused disbursements, and earnings and expenses related to these activities. Any estimated adjusted ratios that exclude the impact of this activity are non-GAAP measures. For more information about non-GAAP financial measures, see the non-GAAP disclosure “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

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

Operating Efficiency

The largest component of noninterest expense is salaries and employee benefits. Other significant operating expenses include occupancy expense, data processing expense, director and staff expense, marketing expense, and legal and professional fees. Our operating efficiency, as measured by our efficiency ratio, has gradually improved primarily because the growth of our deposits and loans has enabled our net interest income and noninterest income to outpace the growth of our expenses. When we make substantial investments in the infrastructure of new divisions, open new branches or make investments to increase our operating capacity, our operating efficiency decreases until we generate enough revenue growth to offset the increased costs however, prior to making such investments, we focus on how best and most expediently we can achieve the revenue growth necessary to offset the costs of these investments or new branches.

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

Critical Accounting Policies

Our accounting policies are integral to understanding our results of operations. Our accounting policies are described in greater detail in Note 1 to our consolidated financial statements included elsewhere in this Report on Form 10-K. We believe that of our accounting policies, the following accounting policies may involve a higher degree of judgment and complexity:

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

Recent Pronouncements

For a discussion of the expected impact of accounting pronouncements recently adopted and accounting pronouncements recently issued but not yet adopted by us as of December 31, 2020, see Note 2 of our audited consolidated financial statements included elsewhere in this Report on Form 10-K.

Results of Operations

Net Income

Year Ended December 31, 2020, Compared to Year Ended December 31, 2019. Net income for the year ended December 31, 2020, was $15.1 million, or $1.24 per diluted share, compared to $13.2 million, or $1.08 per diluted share, for the year ended December 31, 2019. The increase in net income over the prior year was attributable to a $15.4 million increase in net interest income partially offset by an $7.1 million increase in noninterest expense and $5.8 million increase in provision for loan losses.

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

Net Interest Income

Year Ended December 31, 2020, Compared to Year Ended December 31, 2019. Net interest income for the year ended December 31, 2020, was $57.4 million compared to $42.0 million for the year ended December 31, 2019, an increase of $15.4 million, or 36.6%. The increase in net interest income consisted of a $14.5 million, or 29.7%, increase in interest income combined with a $924,000, or 14.1%, decrease in interest expense.

The increase is largely related to increased interest income resulting from loan growth, the recognition of deferred fees on PPP loans, including forgiven and paid off loans, and the additional $398,000 in interest and fee income recognized on MSLP loans. Interest and fees on loans increased $16.6 million, or 36.5%, over the prior year period, despite a decrease in yield on loans receivable of 0.74% for the year ended December 31, 2020, compared to the year ended December 31, 2019.  Non-PPP loan growth of $248.0 million, which includes CCBX loan growth of $65.3 million, for the year ended December 31, 2020 contributed to this increase.  Also contributing to the increase is PPP loans, which had an average balance of $302.7 million, and contributed $3.0 million from the 1% interest rate and $7.2 million in fees recognized, for a total of $10.2 million in interest income on PPP loans for the year ended December 31, 2020.  Interest and fee income of $398,000 on MSLP loans also contributed to the increase, for the year ended December 31, 2020, compared to no income on MSLP loans for the year ended December 31, 2019.  Net deferred fees on PPP loans are earned over the life of the loan, as a yield adjustment in interest income.  Forgiveness of principal, early paydowns and payoffs on PPP loans will increase interest income earned in those periods from the recognition of PPP net deferred fees.  As of December 31, 2020, $5.8 million in net deferred fees on PPP loans remained to be recognized.  Interest income from interest earning deposits with other banks decreased $1.8 million, or 72.6%, to $663,000 for the year ended December 31, 2020, compared to $2.4 million for the year ended December 31, 2019, as a result of lower interest rates.

The table below summarizes key information regarding the PPP loans as of the period indicated:

	Loan Size
	As of December 31, 2020
	$0.00 - $50,000.00	$50,0000.01 - $150,000.00	$150,000.01 - $350,000.00	$350,000.01 - $2,000,000.00	> 2,000,000.00	Totals
(Dollars in thousands; unaudited)
Principal outstanding:
Existing customer	$9,399	$22,614	$17,211	$55,821	$52,299	$157,344
New customer	18,324	30,325	34,206	64,591	61,052	208,498
Total principal outstanding	27,723	52,939	51,417	120,412	113,351	365,842
Deferred fees outstanding	(906)	(1,580)	(1,538)	(2,060)	(631)	(6,715)
Deferred costs outstanding	487	208	114	86	17	912
Net deferred fees	$(419)	$(1,372)	$(1,424)	$(1,974)	$(614)	$(5,803)
Total principal, net of deferred fees	$27,304	$51,567	$49,993	$118,438	$112,737	$360,039
Weighted average maturity (years)	2.02	1.53	1.42	1.42	1.38	1.47
Number of loans:
Existing customer	434	263	81	77	13	868
New customer	1,006	344	161	90	19	1,620
Total loan count	1,440	607	242	167	32	2,488
Percent of total	57.9%	24.4%	9.7%	6.7%	1.3%	100.0%

Forgiveness/Payoffs/Paydowns in Quarter Ended December 31, 2020, net
Dollars	$4,139	$9,330	$20,948	$52,587	$-	$87,004
Deferred fee recognized	114	470	826	1,254	119	2,783

Interest expense decreased $924,000, or 14.1%, to $5.7 million for the year ended December 31, 2020 compared to $6.6 million for the year ended December 31, 2019.  Lower interest rates resulted in a decrease in interest expense despite a $158.6 million increase in average interest bearing deposits and $144.0 million increase in average borrowings for the year ended December 31, 2020, compared to the prior year period.  Borrowings included $124.1 million in average PPPLF borrowings, which were obtained to partially fund the PPP loans.

For the year ended December 31, 2020, net interest margin and interest rate spread were 3.83% and 3.57%, respectively, compared to 4.23% and 3.76% for the year ended December 31, 2019. The net interest margin and spread declined as a result of the lower yielding PPP loans and lower interest rate environment.

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

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $9.1 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively. Of the $9.1 million fees recognized in 2020, $7.2 million were from PPP loans.  For the years ended December 31, 2020 and 2019, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Year Ended December 31,
	2020			2019			2018
	Average	Interest &	Yield /	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets
Interest earning assets:
Interest earning deposits	$133,951	$663	0.49%	$107,916	$2,423	2.25%	$73,330	$1,432	1.95%
Investment securities, available for sale (1)	20,386	176	0.86	34,386	545	1.58	38,322	586	1.53
Investment securities, held to maturity (1)	3,734	54	1.45	2,982	90	3.02	1,318	32	2.43
Other investments	5,608	235	4.19	3,545	179	5.05	3,022	156	5.16
Loans receivable (2)	1,333,028	61,910	4.64	843,450	45,350	5.38	705,292	36,537	5.18
Total interest earning assets	1,496,707	63,038	4.21	992,279	48,587	4.90	821,284	38,743	4.72
Noninterest earning assets:
Allowance for loan losses	(14,686)			(10,304)			(8,657)
Other noninterest earning assets	58,970			49,998			36,631
Total assets	$1,540,991			$1,031,973			$849,258

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$724,279	$4,288	0.59%	$565,713	$5,802	1.03%	$478,231	$3,141	0.66%
PPPLF borrowings	124,068	435	0.35	-	-	0.00	-	-	0.00
FHLB advances and other borrowings	20,736	235	1.13	819	19	2.32	2,010	41	2.04
Subordinated debt	9,986	589	5.90	9,971	587	5.89	9,957	587	5.90
Junior subordinated debentures	3,584	105	2.93	3,582	168	4.69	3,580	157	4.39
Total interest bearing liabilities	882,653	5,652	0.64	580,085	6,576	1.13	493,778	3,926	0.80
Noninterest bearing deposits	513,550			322,064			267,227
Other liabilities	12,445			12,944			3,154
Total shareholders' equity	132,343			116,880			85,099
Total liabilities and shareholders' equity	$1,540,991			$1,031,973			$849,258
Net interest income		$57,386			$42,011			$34,817
Interest rate spread			3.57%			3.76%			3.92%
Net interest margin (3)			3.83%			4.23%			4.24%

(1) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(2) Includes nonaccrual loans.
(3) Net interest margin represents net interest income divided by the average total interest earning assets.

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

	Year Ended December 31, 2020 Compared to			Year Ended December 31, 2019 Compared to
	Year Ended December 31, 2019			Year Ended December 31, 2018
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income:
Interest earning deposits	$134	$(1,894)	$(1,760)	$777	$214	$991
Investment securities, available for sale	(120)	(249)	(369)	(62)	21	(41)
Investment securities, held to maturity	11	(47)	(36)	50	8	58
Other investments	87	(31)	56	26	(3)	23
Loans receivable	22,754	(6,194)	16,560	7,428	1,385	8,813
Total increase in interest income	22,866	(8,415)	14,451	8,219	1,625	9,844

Interest expense:
Interest bearing deposits	945	(2,459)	(1,514)	897	1,764	2,661
PPPLF borrowings	435	-	435	-	-	-
FHLB advances and other borrowings	226	(10)	216	(28)	6	(22)
Subordinated debt	-	2	2	1	(1)	-
Junior subordinated debentures	-	(63)	(63)	-	11	11
Total increase in interest expense	1,606	(2,530)	(924)	870	1,780	2,650
Increase in net interest income	$21,260	$(5,885)	$15,375	$7,349	$(155)	$7,194

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

Year Ended December 31, 2020, Compared to Year Ended December 31, 2019. The provision for loan losses for the year ended December 31, 2020, was $8.3 million compared to $2.5 million for the year ended December 31, 2019. The increase of $5.8 million was primarily related to an increase in qualitative factors related to the economic uncertainties caused by the COVID-19 pandemic and loan growth. The Company is not required to implement the provisions of the Current Expected Credit Loss accounting standard until January 1, 2023 and will continue to account for the allowance for credit losses under the incurred loss model.  Gross loans totaled $1.55 billion in 2020 compared to $939.1 million in 2019 and grew $608.0 million in 2020. Included in the loan growth for 2020 is $365.8 million in PPP loans, which are 100% guaranteed, and are excluded from the provision for loan losses  calculation.  The allowance for loan losses as a percentage of loans was 1.25% at December 31, 2020, compared to 1.22% at December 31, 2019. Excluding PPP loans, which are 100% guaranteed by the SBA, the allowance for loan losses as a percentage of loans was approximately 1.62% at December 31, 2020.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

Net charge-offs for the year ended December 31, 2020 totaled $516,000, or 0.04% of total average loans, as compared to net charge-offs of $481,000, or 0.06% of total average loans, for the year ended December 31, 2019. Net charge-offs were down slightly in 2020 compared to 2019 based on percent of average loans.

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

Noninterest Income

Our primary sources of recurring noninterest income are deposit account service charges and fees, BaaS fees, loan referral fees, and mortgage broker fees. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Year Ended				Year Ended
	December 31,		Increase	Percent	December 31,		Increase	Percent
(Dollars in thousands)	2020	2019	(Decrease)	Change	2019	2018	(Decrease)	Change
Deposit service charges and fees	$3,091	$3,107	(16)	(0.5)%	$3,107	$3,061	46	1.5%
BaaS fees	2,365	2,060	305	14.8	2,060	709	1,351	190.6
Loan referral fees	1,726	1,438	288	20.0	1,438	618	820	132.7
Mortgage broker fees	655	447	208	46.5	447	215	232	107.9
Sublease and lease income	122	58	64	110.3	58	81	(23)	(28.4)
Gain on sale of loans, net	82	490	(408)	(83.3)	490	264	226	85.6
Gain on sale of securities, net	-	171	(171)	(100.0)	171	-	171	NA
Other	141	487	(346)	(71.0)	487	519	(32)	(6.2)
Total noninterest income	$8,182	$8,258	$(76)	-0.9%	$8,258	$5,467	$2,791	51.1%

Deposit Service Charges and Fees. Deposit service charges and fees include service charges on accounts, point-of-sale fees, merchant services fees and overdraft fees.  Together they constitute the largest component of our noninterest income. Deposit service charges and fees were $3.1 million for the year ended December 31, 2020, a decrease of $16,000, or 0.5%, over the prior year. Most accounts within the category remained fairly flat, despite an increase in the number of accounts, due to reduced activity from individuals and businesses resulting from the COVID-19 pandemic restrictions.  Point-of-sale fees increased by $148,000, and check printing fees were up $16,000.  These positive variances were partially offset by a decrease of $146,000 in overdraft fees.  Deposit service charges and fees were $3.1 million for the year ended December 31, 2019, an increase of $46,000, or 1.5%, over the prior year. Despite increases in most accounts within this category, income remained fairly flat for the year ended December 31, 2019 as compared to the year ended December 31, 2018 in part due to a change in the accounting for certain point-of-sale fees which reduced fee income by $211,000 for that product in the current period.

BaaS Fees.  Our CCBX division provides BaaS offerings that enable our broker dealer and digital financial service partners to offer their customers banking services.  In exchange for providing these services, we earn fixed fees, volume-based fees and reimbursement of costs depending on the contract.  For the year ended December 31, 2020, we earned $2.4 million in BaaS fees, which was an increase of $305,000, or 14.8%, over the year ended December 31, 2019, where we earned $2.1 million in BaaS fees.  The increase was the result of increased relationships with broker dealers and digital financial service providers.  For the year ended December 31, 2019, we earned $2.1 million in BaaS fees, which is an increase of $1.3 million, or 190.6%, over the year ended December 31, 2018, where we earned $709,000 in BaaS fees.  The increase is the result of increased relationships with broker dealers and digital financial service providers. At December 31, 2020 there were six active CCBX relationships, two

CCBX relationship in friends and family trials, three CCBX relationships in onboarding/implementation, four signed letters of intent and a solid pipeline of potential new relationships.  As more CCBX customers move to active status, we expect that BaaS fees will increase.  The following table illustrates the activity and growth in CCBX for the periods indicated:

	As of
	December 31, 2020	December 31, 2019
Active	6	2
Friends and family	2	0
Implementation / onboarding	3	3
Signed letters of intent	4	0
Total CCBX relationships	15	5

Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize the loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without the assuming the interest rate risk. Loan referral fees were $1.7 million for the year ended December 31, 2020, an increase of $288,000, or 20.0%, over the year ended December 31, 2019. Loan referral fees were $1.4 million for the year ended December 31, 2019, compared to $618,000 in the prior year, an increase of $820,000 or 132.7%. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. The recognition of loan referral fees fluctuates in response to these market conditions and as a result we recognize more or fewer, loan referral fees in some periods.

Mortgage Broker Fees. We earn mortgage broker fees for residential mortgage loans that we broker through mortgage lenders. Mortgage broker fees increased $208,000 for the year ended December 31, 2020 compared to the year ended December 31, 2019 as a result increased demand from lower mortgage interest rates which continue to make homes more affordable and mortgage refinancing an attractive option.   Mortgage broker fees increased $232,000 for the year ended December 31, 2019 compared to the year ended December 31, 2018 as a result of higher demand and lower mortgage interest rates in our key markets, which increased the demand for new and refinanced mortgages.

Gain on Sale of Loans, net. Gain on sales of loans occurs when we sell in the secondary market the guaranteed portion (generally 75% of the principal balance) of the SBA and USDA loans that we originate. This activity fluctuates based on SBA and USDA loan activity.  Gain on sale of loans decreased $408,000, or 83.3%, for the year ended December 31, 2020, to $82,000.  In the year ended December 31, 2020, our primary focus was on SBA PPP loans, therefore fewer SBA and USDA loans were originated and sold to the secondary market. Gain on sale of loans increased to $490,000 for the year ended December 31, 2019 from $264,000 for the year ended December 31, 2018, due to an increase in loans sold.

Gain on Sale of Securities, net. No gain on sale of securities was recognized in 2020.  In the quarter ended September 30, 2019 we restructured our investment portfolio to improve the rate of return and reduce the weighted average maturity, interest rate risk and price risk on the portfolio.  As a result of this restructuring we were able to recognize $171,000 in net gains on the securities sold during the year ended December 31, 2019.

Other. This category includes a variety of other income-producing activities, annuity broker fees, and SBA and USDA servicing fees. Other noninterest income decreased $346,000, or 71.0%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 most significantly because of a $400,000 write-down on an equity investment.  Other noninterest income decreased $32,000, or 6.2%, for the year ended December 31, 2019 compared to the year ended December 31, 2018 most significantly because of lower SBA servicing fees and lower annuity fees, as compared to the prior period.  Other noninterest income was $487,000 for the year ended December 31, 2019 and $519,000 for the year ended December 31, 2018.

Noninterest Expense

Generally, noninterest expense includes all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing bank services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expense, data processing expense, and legal and professional fees.

For the year ended December 31, 2020, noninterest expense totaled $38.1 million, an increase of $7.1 million, or 22.7%, compared to $31.1 million for the year ended December 31, 2019. For the year ended December 31, 2019, noninterest expense totaled $31.1 million, an increase of $4.9 million, or 18.5%, compared to $26.2 million for the year ended December 31, 2018.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Year Ended				Year Ended
	December 31,		Increase	Percent	December 31,		Increase	Percent
(Dollars in thousands)	2020	2019	(Decrease)	Change	2019	2018	(Decrease)	Change
Salaries and employee benefits	$23,302	$18,959	$4,343	22.9%	$18,959	$16,026	$2,933	18.3%
Occupancy	3,977	3,775	202	5.4	3,775	3,314	461	13.9
Data processing	2,348	2,081	267	12.8	2,081	1,971	110	5.6
Legal and professional fees	1,762	1,103	659	59.7	1,103	677	426	62.9
Excise taxes	1,057	719	338	47.0	719	559	160	28.6
Director and staff expenses	800	1,000	(200)	(20.0)	1,000	701	299	42.7
FDIC assessments	522	184	338	183.7	184	295	(111)	(37.6)
Business development	344	431	(87)	(20.2)	431	326	105	32.2
Marketing and promotion	317	393	(76)	(19.3)	393	391	2	0.5
OREO and repossessed assets operations, net	-	-	-	N/A	-	(2)	2	100.0
Other	3,690	2,418	1,272	52.6	2,418	1,958	460	23.5
Total noninterest expense	$38,119	$31,063	$7,056	22.7%	$31,063	$26,216	$4,847	18.5%

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, incentive compensation costs, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $23.3 million for the year ended December 31, 2020, an increase of $4.3 million, or 22.9%, compared to $19.0 million for the year ended December 31, 2019. The increase was primarily due to continued hiring staff for our BaaS division and additional staff for our ongoing banking related growth initiatives, including hiring staff for opening our Arlington branch in June 2020, as well as employing temporary help to assist with operations related to the PPP loans.  As our CCBX and CCDB divisions grow, we expect to continue to add employees to support these lines of business. Salaries and employee benefits were $19.0 million for the year ended December 31, 2019, an increase of $3.0 million, or 18.3%, compared to $16.0 million for the year ended December 31, 2018. The increase was primarily due to hiring staff for our BaaS CCBX division, additional staff for our ongoing banking related growth initiatives, a full year of doing business as a public company and operating our Edmonds branch. As of December 31, 2020, we had 250 full-time equivalent employees, compared to 195 at December 31, 2019, and 183 at December 31, 2018.

Occupancy Expenses. Occupancy expenses were $4.0 million for the year ended December 31, 2020, compared to $3.8 million for the year ended December 31, 2019, an increase of $202,000, or 5.4%. Occupancy expenses were $3.8 million for the year ended December 31, 2019, compared to $3.3 million for the year ended December 31, 2018. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $1.4 million, $1.2 million, and $1.1 million for years ended December 31, 2020, 2019, and 2018, respectively. The increase of $202,000 in occupancy expenses for 2020 compared to 2019, was primarily the result of $119,000 in a one-time building operating expense, the opening of our Arlington branch in June 2020 and as a result of the growth in CCBX.  As we continue to grow, we expect occupancy expenses to increase.   The increase of $461,000, or 13.9%, in occupancy expenses for 2019 compared to 2018 was primarily due to the addition of our Edmonds branch in October 2018 and includes increases in rent expense, depreciation, property taxes and utilities as well as higher maintenance and repair costs overall.

Data Processing. Data processing costs were $2.3 million for the year ended December 31, 2020, compared to $2.1 million for the year ended December 31, 2019, an increase of $267,000, or 12.8%. Data processing costs were $2.1 million for the year ended December 31, 2019, compared to $2.0 million for the year ended December 31, 2018. Data processing costs include all of our customer processing, computer processing, and network costs. Data processing costs grow as we grow and add new products, customers and branches.  Additionally, CCBX and CCDB data processing expenses are included in this category and are expected to increase incrementally as these divisions grow, and infrastructures for these divisions are put in place.   The increase for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was offset due to a change in accounting related to certain point-of-sale transactions that reduced expenses by $211,000 for that account in the current period.

Legal and Professional Fees. Legal and professional costs were $1.8 million for the year ended December 31, 2020 compared to $1.1 million for the year ended December 31, 2019, and increase of $659,000, or 59.7%.  Legal and professional costs were $1.1 million for the year ended December 31, 2019 compared to $677,000 for the year ended December 31, 2018.  Legal and professional costs fluctuate with the development of contracts for CCBX customers and are also impacted by our reporting cycle and timing of legal and professional services.  The increase in legal and professional expenses is associated with BaaS activities through CCBX operations and higher costs related to legal and accounting work related to reporting.

Excise Taxes. Excise taxes were $1.1 million for the year ended December 31, 2020, compared to $719,000 for the year ended December 31, 2019, an increase of $338,000, or 47.0%.  Excise tax expense increased $160,000, or 28.6%,  in the year ended December 31, 2019 from $559,000 for the year ended December 31, 2018.   Excise taxes are based on gross income of $71.2 million, $56.8 million and $44.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.  Gross income is reduced by certain allowed deductions to arrive at the taxable base; however, as gross income increases, so does the excise tax expense.  In addition, the tax rate that is applied to our industry increased 25 basis points effective April 1, 2020, which contributed to the increase in excise tax for the year ended December 31, 2020.

Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses.   Director and staff expenses were $800,000 for the year ended December 31, 2020 compared to $1.0 million for the year ended December 31, 2019, a decrease of $200,000, or 20%. Reduced employee travel as a result of restrictions related to the COVID-19 pandemic contributed to the decrease in the year ended December 31, 2020 compared to the year ended December 31, 2019.  Director and staff expenses were $1.0 million for the year ended December 31, 2019 compared to $701,000 for the year ended December 31, 2018, an increase of $299,000 or 42.7%.  In mid-2019 a change in the structure of director compensation as a result of increased responsibilities of becoming a publicly traded company contributed to the increase for each of the years ended December 31, 2020 and 2019.

FDIC Assessments. FDIC assessments are assessed to fund the Deposit Insurance Fund (DIF) to insure and protect the depositors of insured banks and to resolve failed banks.  The assessment rate is based on a number of factors and recalculated each quarter.  FDIC assessments were $522,000 for the year ended December 31, 2020, compared to $184,000 for the year ended December 31, 2019, an increase of $338,000, or 183.7%.  FDIC assessments were $184,000 for the year ended December 31, 2019, a decrease of $111,000, or 37.6%, from

$295,000 for the year ended December 31, 2018. The DIF’s reserve was in excess of the required ratio in 2019, resulting in a credit in the year ended December 31, 2019 based on past activity and payments.  The DIF reserve ratio is currently below the required ratio.

Business Development. Business development costs include sponsorships and other activities to cultivate business and community development.  Business development costs were $344,000 for the year ended December 31, 2020, compared to $431,000 for the year ended December 31, 2019, a decrease of $87,000, or 20.2%.  As expected, these expenses were reduced as a result of restrictions on in person meetings and business related activities due to the COVID-19 pandemic. Business Development costs were $431,000 for the year ended December 31, 2019, compared to $326,000 for the year ended December 31, 2018, an increase of $105,000, or 32.2%.  The increase in expenses for 2019, compared to 2018 is the result of increased business and community development expenses as a result of the Company’s growth.

Marketing and promotion. Marketing and promotion costs were $317,000 for the year ended December 31, 2020, compared to $393,000 for the year ended December 31, 2019, a decrease of $76,000, or 19.3%.  Marketing and promotion costs decreased year over year due to a conscious effort to reduce general advertising costs during the COVID-19 pandemic. The Bank is using more cost-effective advertising options; however, we expect to see advertising expenses increase as we deploy more branding and targeted advertising for the Bank, CCBX and CCDB.  Marketing and promotion costs were relatively flat at $393,000 and $391,000 for the years ended December 31, 2019 and 2018, respectively.

Other. This category includes maintenance and subscription expenses, dues and memberships, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officer’s insurance, donations, provision for unfunded commitments, and miscellaneous other expenses. Other noninterest expense increased to $3.7 million for the year ended December 31, 2020, compared to $2.4 million for the year ended December 31, 2019, an increase of $1.3 million, or 52.6%. The increase was largely due to a $578,000 increase in software license, maintenance and subscription expenses, which is expected to increase as we invest more in automated processing and as we grow product lines and our CCBX division, $85,000 increase in the unfunded commitment provision, $83,000 increase in telephone costs, $73,000 increase in operational losses, $51,000 increase in service charges from banks, and overall increases resulting from growth for the year ended December 31, 2020, as compared to the same period last year. Other noninterest expense increased to $2.4 million for the year ended December 31, 2019, compared to $2.0 million for the year ended December 31, 2018. The increase was primarily due to an increase in the unfunded commitment provision, increases in software licenses and maintenance combined with standard increases throughout the accounts in this category.

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

Year Ended December 31, 2020, Compared to Year Ended December 31, 2019. For the year ended December 31, 2020, income tax expense totaled $4.0 million, compared to $3.5 million for the year ended December 31, 2019. Our effective tax rates for the years ended December 31, 2020 and 2019, was 20.9% and 20.8%, respectively.

Year Ended December 31, 2019, Compared to Year Ended December 31, 2018. For the year ended December 31, 2019, income tax expense totaled $3.5 million, compared to $2.5 million for the year ended December 31, 2018. Our effective tax rates for each of the years ended December 31, 2019 and 2018, was 20.8%.

Financial Condition

Our total assets increased $637.6 million to $1.77 billion, or 56.5% at December 31, 2020, compared to $1.13 billion at December 31, 2019.  This increase was largely the result of a $608.0 million increase in loans receivable, which includes $365.8 million in PPP loans as of December 31, 2020, combined with a $32.9 million increase in interest earning deposits with other banks.   Our total assets increased $176.4 million, or 18.5%, to $1.13 billion as of December 31, 2019, from $952.1 million as of December 31, 2018. The increase was primarily the result of $169.1 million in net loans receivable growth during the year ended December 31, 2019.  Additionally, the Company implemented the new lease accounting standard, which brought operating leases onto the balance sheet on January 1, 2019, and increased assets by $8.5 million as of December 31, 2019.

Loan Portfolio

Our primary source of income is derived through interest earned on loans. A substantial portion of our loan portfolio consists of commercial real estate loans and commercial and industrial loans in the Puget Sound region. Our loan portfolio represents the highest yielding component of our earning assets.

As of December 31, 2020, loans receivable totaled $1.55 billion, an increase of $608.0 million, or 64.7%, compared to $939.1 million as of December 31, 2019. Total loans receivable is net of $9.2 million in net deferred origination fees, $5.8 million of which is attributed to PPP loans.  Deferred fees on PPP loans are earned over the life of the loan, with a maximum maturity of five years.   As of December 31, 2020, $5.8 million, or 44.9%, of the total $12.9 million in net deferred fees on the first and second rounds of PPP loans remained unearned and will be earned in future periods.  The increase in loans receivable over the quarter ended December 31, 2019 was due to a $365.8 million increase in PPP loans, and $249.4 million increase in non-PPP loans consisting of $161.5 million increase in commercial real estate loans, $62.0 million in other commercial and industrial loans and $28.9 million in residential real estate loans.

As of December 31, 2019, gross loans totaled $939.1 million, an increase of $171.2 million, or 22.3%, compared to $767.9 million as of December 31, 2018. This increase was primarily due to our efforts to increase income by building a secure loan portfolio while maintaining strong credit quality.

Loans as a percentage of deposits were 108.9% as of December 31, 2020, 97.0% as of December 31, 2019, and 95.6% as of December 31, 2018. We are focused on serving our communities and markets by growing loans locally and funding those loans with customer deposits. The increase in the loan to deposit ratio for 2020 is largely due to the large volume of PPP loans.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial loans:
PPP loans	$365,842	23.5%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
All other commercial & industrial loans	173,358	11.1	111,401	11.8%	90,390	11.8%	88,688	13.5%	71,397	12.0%
Real estate loans:
Construction, land and land development loans	94,423	6.1	97,034	10.3	64,045	8.3	41,641	6.3	55,565	9.3
Residential real estate loans	143,869	9.2	115,011	12.2	94,745	12.3	87,031	13.3	77,361	13.0
Commercial real estate loans	774,925	49.8	613,398	65.2	515,959	67.1	437,717	66.6	391,046	65.5
Consumer and other loans	3,916	0.3	4,214	0.5	3,584	0.5	2,058	0.3	1,276	0.2
Gross loans receivable	1,556,333	100.0%	941,058	100.0%	768,723	100.0%	657,135	100.0%	596,645	100.0%
Net deferred origination fees - PPP loans	(5,803)		-		-		-		-
Net deferred origination fees - Other loans	(3,392)		(1,955)		(824)		(347)		(517)
Loans receivable	$1,547,138		$939,103		$767,899		$656,788		$596,128

Commercial and Industrial Loans. Commercial and industrial loans increased $427.8 million, or 384.0%, to $539.2 million as of December 31, 2020, from $111.4 million as of December 31, 2019. The increase in commercial and industrial loans receivable over the year ended December 31, 2019 was due to a $365.8 million increase in PPP loans and $62.0 million in other commercial and industrial loans. Included in the commercial and industrial loan balance is $65.6 million in capital call lines resulting from relationships with our CCBX customers as of December 31, 2020.

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

In the first two rounds of the PPP loan program, our work with the SBA to help small businesses as provided in the CARES Act resulted in a total of $452.8 million in PPP loans, with a total of $12.9 million in net deferred fees.  This includes over 2,800 loans, helping over 40,600 employees in our communities.  We were able to provide loans to our existing customers and also provide assistance to new customers, by taking a proactive approach and reaching out to the communities we serve to offer aid through the PPP.  These loans allowed small business owners to apply for financial relief under the PPP.  This program allowed business owners that are impacted by the COVID-19 pandemic to apply for and receive financial relief to help pay for employee wages and certain other expenses.  PPP loans have a maximum maturity of five years, bear a 1.0% interest rate and may be forgiven by the government if certain criteria are met.  The deferred fees are or will be recognized in interest income over the life of the loans; however, if loans are forgiven or paid off remaining deferred fees will be recognized in the period the forgiveness or payoff occurs. These fees are recognized as interest income and will provide a source of income to the Company as we navigate through the COVID-19 pandemic and challenging economic times, as we continue to provide financial services to our customers and communities.

We accepted and processed requests through the duration of round one and two of the PPP, and recently began accepting and processing applications for round three, which opened for applications on January 19, 2021.  As of March 8, 2021, we have funded $259.3 million, representing 1,867 customers, in this latest round of PPP loans, consisting of $16.6 million in new PPP applications for first draws and $242.7 million in a second draw for small businesses that previously received PPP funds.  Net deferred fees on these loans total $10.1 million and will be recognized in interest income in future periods.  Round three PPP loans have a maturity of five years. Loan payments will be deferred for borrowers who apply for loan forgiveness until SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred 10 months after the end of the covered period for the borrower’s loan forgiveness (either 8 weeks or 24 weeks).

We are accepting applications from customers for loan forgiveness and as of March 8, 2021 we have  received $180.8 million in forgiveness or principal paydowns.  In order to obtain loan forgiveness, a PPP borrower must submit a forgiveness application to us, which we must review and forward to the SBA. We expect that the pace of forgiveness of PPP loans will increase in the first half of 2021.  The initial payment deferral period on PPP loans was extended and customers with two-year loans can work with their lender to extend to a five year maturity, which we anticipate could be a popular option for customers not eligible for forgiveness.

Construction, Land and Land Development Loans. Construction, land and land development loans decreased $2.6 million, or 2.7%, to $94.4 million as of December 31, 2020, from $97.0 million as of December 31, 2019, primarily due to construction projects migrating from construction to other loan categories.  Unfunded loan commitments for construction, land and land development loans were $88.4 million at December 31, 2020, which is an increase of $24.6 million, or 38.6%, compared to $63.7 million in unfunded commitments at December 31, 2019.

Although we have not seen a significant drop in our market in the Puget Sound region thus far, the full extent of the long-term effects of the COVID-19 pandemic remain to be seen.  We anticipate that as business restrictions related to COVID-19 are eased, projects will begin or resume, and we will see drawdowns on the available commitments.

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

Construction, land and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing these loans are primarily located in the Puget Sound region and are comprised of both residential and commercial properties, including owner occupied properties and investor properties. As of December 31, 2020, construction, land and land development loans included $21.6 million in residential construction loans, $43.5 million in commercial construction loans and $29.3 million in other construction, land and land development loans.

Residential Real Estate Loans. Our residential real estate loans increased $28.9 million, or 25.1%, to $143.9 million as of December 31, 2020, from $115.0 million as of December 31, 2019.

Our residential loans increased $20.3 million, or 21.4%, to $115.0 million as of December 31, 2019, from $94.7 million as of December 31, 2018.

We originate one-to-four adjustable-rate mortgage (ARM), loans for our portfolio and operate as a mortgage broker for mortgage lenders we have agreements with for customers who want a 15-year to 30-year, fixed-rate mortgage loan. As of December 31, 2020, the balance of our ARM portfolio loans was $20.5 million, compared to $11.7 million at December 31, 2019 and $7.5 million as of December 31, 2018.  Our ARM loans typically do not meet the guidelines for sale in the secondary market due to characteristics of the property, the loan terms or exceptions from agency underwriting guidelines, which enables us to earn a higher interest rate. We also purchase residential mortgages originated by other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio, meet certain regulatory requirements and increase our interest income.  We last purchased residential mortgage loans in 2018.  As of December 31, 2020, we held $16.8 million in purchased residential real estate mortgage loans, compared to $28.6 million at December 31, 2019.  These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards. We also make one-to-four family loans to investors to finance their rental properties and to business owners to secure their business loans.  As of December 31, 2020, residential real estate loans made to investors and business owners totaled $84.3 million. As of December 31, 2019 and 2018, residential real estate loans made to investors and business owners totaled $59.7 million and $34.1 million, respectively.

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

Commercial Real Estate Loans. Commercial real estate loans increased $161.5 million, or 26.3%, to $774.9 million as of December 31, 2020, from $613.4 million as of December 31, 2019.

Commercial real estate loans increased $97.4 million, or 18.9%, to $613.4 million as of December 31, 2019, from $516.0 million as of December 31, 2018.  These increases, which occurred across the various segments of our portfolio, were due to our commitment to grow this portfolio in the Puget Sound region. We actively seek commercial real estate loans in our markets and our lenders are experienced in competing for these loans and managing these relationships.

We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10-to-25 year period with balloon payments at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates. At December 31, 2020, approximately 41.4% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 49.8% of our loan portfolio at December 31, 2020 and are historically our largest source of revenue. At December 31, 2019 and 2018, approximately 38.3% and 40.8%, respectively, of the commercial real estate loan portfolio consisted of fixed rate loans. The addition of the $365.8 million in PPP loans during the year ended December 31, 2020 as commercial and industrial loans has significantly impacted the composition of our loan portfolio; without the PPP loans, commercial real estate loans would represent approximately 65.1% of the loan portfolio, which is more in line with what it has been historically.  The Bank actively seeks commercial real estate loans in our markets and our lenders are experienced in originating, competing for, and managing these loans and relationships.  Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans, and remains diligent in communicating and proactively working with borrowers to help mitigate potential credit deterioration.

Consumer and Other Loans. Consumer and other loans decreased $298,000, or 7.1%, to $3.9 million as of December 31, 2020, from $4.2 million as of December 31, 2019.

Consumer and other loans increased $630,000, or 17.6%, to $4.2 million as of December 31, 2019, from $3.6 million as of December 31, 2018. Our consumer and other loans are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans.

Contractual Maturity Ranges.  The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2020
		Due after One
	Due in One	Year Through	Due after	Gross
(Dollars in thousands)	Year or Less	Five Years	Five Years	Loans
Commercial and industrial loans:
PPP loans	$-	$365,842	$-	$365,842
All other commercial and industrial loans	99,136	44,161	30,061	173,358
Real estate loans:
Construction, land and land development loans	45,791	32,453	16,179	94,423
Residential real estate loans	41,956	21,004	80,909	143,869
Commercial real estate loans	68,703	226,487	479,735	774,925
Consumer and other loans	1,131	1,744	1,041	3,916
Total	$256,717	$691,691	$607,925	$1,556,333

The following table sets forth all loans at December 31, 2020, that are due after December 31, 2021, and have either fixed interest rates or floating or adjustable interest rates:

		Floating or
(Dollars in thousands)	Fixed Rates	Adjustable Rates	Total
Commercial and industrial loans:
PPP loans	$365,842	$-	$365,842
All other commercial and industrial loans	46,679	27,543	74,222
Real estate loans:
Construction, land and land development loans	8,928	39,704	48,632
Residential real estate loans	28,934	72,979	101,913
Commercial real estate loans	229,306	476,916	706,222
Consumer and other loans	2,296	489	2,785
Total	$681,985	$617,631	$1,299,616

Industry Exposure and Categories of Loans

We have a diversified loan portfolio, representing a wide variety of industries.  As of December 31, 2020, three of our largest categories of our loans are commercial real estate, commercial and industrial, and construction, land and land development loans.  Together they represent $1.04 billion in outstanding loan balances, or 87.6% of total gross loans outstanding, excluding PPP loans of $365.8 million as of December 31, 2020.  When combined with $298.7 million in unused commitments the total of these three categories is $1.34 billion, or 88.9% of total outstanding loans and loan commitments as of December 31, 2020.

Commercial real estate loans represent the largest segment of our loans, comprising 65.1% of our total balance of outstanding loans, excluding PPP loans, as of December 31, 2020.  Unused commitments to extend credit represents an additional $20.5 million, the combined total exposure in commercial real estate loans represents $795.4 million, or 52.7% of our total outstanding loans and loan commitments, excluding PPP loans.

The following table summarizes our exposure by industry for our commercial real estate portfolio as of December 31, 2020:

(Dollars in thousands, unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Hotel/Motel	$120,018	$228	$120,246	8.0%	$4,445	27
Apartments	107,094	2,956	110,050	7.3	1,467	73
Office	79,712	3,008	82,720	5.5	876	91
Warehouse	78,732	1,900	80,632	5.3	1,575	50
Convenience Store	75,699	817	76,516	5.1	1,846	41
Retail	71,914	2,723	74,637	4.9	910	79
Mixed use	70,196	2,555	72,751	4.8	789	89
Mini Storage	38,923	528	39,451	2.6	2,780	14
Manufacturing	32,381	500	32,881	2.2	952	34
Groups < 2.0% of total	100,256	5,267	105,523	7.0	1,253	80
Total	$774,925	$20,482	$795,407	52.7%	$1,341	578

Commercial and industrial loans comprise 14.6% of our total balance of outstanding loans, excluding PPP loans, as of December 31, 2020.  Unused commitments to extend credit represents an additional $189.9 million, the combined total exposure in commercial and industrial loans represents $363.2 million, or 24.1% of our total outstanding loans and loan commitments, excluding PPP loans.

The following table summarizes our exposure by industry, excluding PPP loans, for our commercial and industrial loan portfolio as of December 31, 2020:

(Dollars in thousands, unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Capital Call Lines	$65,559	$128,208	$193,767	12.8%	$1,192	55
Construction/Contractor Services	14,089	26,046	40,135	2.7	99	143
Manufacturing	11,787	5,607	17,394	1.2	210	56
Family and Social Services	9,894	5,466	15,360	1.0	707	14
Medical / Dental / Other Care	12,300	2,376	14,676	1.0	192	64
Financial Institutions	13,400	-	13,400	0.9	3,350	4
Groups < 0.85% of total	46,329	22,181	68,510	4.5	150	309
Total	$173,358	$189,884	$363,242	24.1%	$269	645

Construction, land and land development loans comprise 7.9% of our total balance of outstanding loans, excluding PPP loans, as of December 31, 2020.  Unused commitments to extend credit represents an additional $88.4 million, the combined total exposure in construction, land and land development loans represents $182.8 million, or 12.1% of our total outstanding loans and loan commitments, excluding PPP loans.

The following table details our exposure for our construction, land and land development portfolio as of December 31, 2020:

(Dollars in thousands, unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Commercial construction	$43,511	$66,944	$110,455	7.3%	$1,813	24
Residential construction	21,632	16,245	37,877	2.5	1,082	20
Land development	10,405	4,505	14,910	1.0	946	11
Developed land loans	12,624	468	13,092	0.9	395	32
Undeveloped land loans	6,251	193	6,444	0.4	391	16
Total	$94,423	$88,355	$182,778	12.1%	$917	103

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

We had $712,000 in nonperforming assets, and no troubled debt restructurings (TDRs), as of December 31, 2020, compared to $1.0 million as of December 31, 2019.  All of our nonperforming assets were nonperforming loans as of December 31, 2020 and 2019. Our nonperforming loans to loans receivable ratio was 0.05% at December 31, 2020, compared to 0.11% at December 31, 2019.  The decrease in nonperforming assets was the result of the $500,000 in write-downs on five nonperforming loans combined with principal paydowns on nonperforming loans, partially offset by the addition of one loan to nonperforming status.

We had $1.0 million in nonperforming assets, and no TDRs, as of December 31, 2019, compared to $1.8 million as of December 31, 2018.  All of our nonperforming assets were nonperforming loans as of December 31, 2019 and 2018. Our nonperforming loans to loans receivable ratio was 0.11% at December 31, 2019, compared to 0.24% at December 31, 2018.  The decrease in nonperforming assets was the result of the payoff of a TDR and nonperforming loan in 2019, partially offset by the addition of five smaller loans to nonperforming status.

To date we have not seen a significant change in our credit quality metrics, as demonstrated by the low level of charge-offs and nonperforming loans for the year ended December 31, 2020.  The long-term economic impact of the COVID-19 pandemic, political changes, and trade issues is unknown; however, the Company remains diligent in its efforts to communicate and proactively work with borrowers to help mitigate potential credit deterioration.  Credit administration is closely analyzing higher risk segments within the loan portfolio, monitoring and tracking loan payment deferrals and customer liquidity, and providing timely reporting to management and the board of directors.

Pursuant to federal guidance, the Company deferred and/or modified payments on loans to assist customers financially during the COVID-19 pandemic and economic shutdown.  There was a total of $233.9 million, or 247 loans, granted deferred or modified payments in the quarters ended June 30, 2020, September 30, 2020 and December 31, 2020.   As of December 31, 2020, $209.8 million, or 220 loans, have successfully resumed payments as scheduled, a total of $7.9 million, or 7 loans, moved to active status with a payment due in the first quarter of 2021, $6.9 million, or 17 loans, have closed and paid-in-full, leaving $9.3 million, or 3 loans, on deferral.  The purpose of this program is to provide cash flow relief for small business customers as they navigate through the uncertainties of the COVID-19 pandemic and economic challenges.  The Company’s deferral program has been successful as evidenced by customers’ ability to migrate from deferral to active status and resume making payments as planned.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans:
Commercial and industrial loans	$537	$965	$493	$372	$28
Real estate loans:
Construction, land and land development loans	-	-	-	-	-
Residential real estate loans	175	65	72	88	98
Commercial real estate loans	-	-	1,261	1,660	1,363
Consumer and other loans	-	-	-	-	-
Total nonaccrual loans	712	1,030	1,826	2,120	1,489
Accruing loans past due 90 days or more:
Real estate loans:
Construction, land and land development loans	-	-	-	-	122
Total accruing loans past due 90 days or more	-	-	-	-	122
Total nonperforming loans	712	1,030	1,826	2,120	1,611
Other real estate owned	-	-	-	-	1,297
Troubled debt restructurings, accruing	-	-	-	-	5,326
Total nonperforming assets	$712	$1,030	$1,826	$2,120	$8,234
Total nonperforming loans to loans receivable	0.05%	0.11%	0.24%	0.32%	0.27%
Total nonperforming assets to total assets	0.04%	0.09%	0.19%	0.26%	1.11%

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

•

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

•

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

•

Credits rated as doubtful have weaknesses of substandard assets that are sufficient to make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values.

•	Credits rated as loss are charged-off. We have no expectation of the recovery of any payments in respect of credits rated as loss.

The following table summarizes the internal ratings of our loans as of the dates indicated:

	As of December 31, 2020
	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
Commercial and industrial loans	$538,149	$397	$654	$-	$539,200
Real estate loans:
Construction, land, and land development loans	94,423	-	-	-	94,423
Residential real estate loans	143,540	154	175	-	143,869
Commercial real estate loans	763,647	11,278	-	-	774,925
Consumer and other loans	3,916	-	-	-	3,916
	$1,543,675	$11,829	$829	$-	1,556,333
Less net deferred origination fees					(9,195)
Loans receivable					$1,547,138

	As of December 31, 2019
	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
Commercial and industrial loans	$104,911	$4,740	$1,750	$-	$111,401
Real estate loans:
Construction, land, and land development loans	97,034	-	-	-	97,034
Residential real estate loans	114,823	123	65	-	115,011
Commercial real estate loans	608,773	4,625	-	-	613,398
Consumer and other loans	4,212	-	2	-	4,214
	$929,753	$9,488	$1,817	$-	941,058
Less net deferred origination fees					(1,955)
Loans receivable					$939,103

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

•

for commercial real estate loans, the debt service coverage ratio, operating results of the owner in the case of owner-occupied properties, the loan-to-value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type; and

•

for residential real estate mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt-to-income ratio and employment and income stability, the loan-to-value ratio, and the age, condition and marketability of the collateral.

As of December 31, 2020, the allowance for loan losses totaled $19.3 million, or 1.25% of total loans. As of December 31, 2019, the allowance for loan losses totaled $11.5 million, or 1.22% of total loans.   The increase in the provision for loan losses during the year ended December 31, 2020 is related to an increase in qualitative factors related to the economic uncertainties caused by the COVID-19 pandemic and loan growth. The Company is not required to implement the provisions of the Current Expected Credit Loss accounting standard until January 1, 2023 and will continue to account for the allowance for credit losses under the incurred loss model.  Included in total loans is $365.8 million in PPP loans which are 100% guaranteed by the SBA.  The allowance for loan losses to loans receivable, excluding the guaranteed PPP loans, is approximately 1.62% at December 31, 2020.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”  As of December 31, 2019, the allowance for loan losses totaled $11.5 million, or 1.22% of total loans. As of December 31, 2018, the allowance for loan losses totaled $9.4 million, or 1.23% of total loans.

The following tables present, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of or for the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Allowance at beginning of period	$11,470	$9,407	$8,017	$7,544	$5,989
Provision for loan losses	8,308	2,544	1,826	870	1,919
Charge-offs:
Commercial and industrial loans	141	355	408	81	128
Real estate loans:
Construction, land and land development loans	369	75	-	-	-
Residential real estate loans	-	-	-	-	79
Commercial real estate loans	-	29	84	408	150
Consumer and other loans	15	35	27	11	10
Total charge-offs	525	494	519	500	367
Recoveries:
Commercial and industrial loans	5	5	4	3	2
Real estate loans:
Construction, land and land development loans	-	-	-	95	-
Residential real estate loans	-	-	65	-	-
Commercial real estate loans	-	-	-	-	-
Consumer and other loans	4	8	14	5	1
Total recoveries	9	13	83	103	3
Net (charge-offs) recoveries	(516)	(481)	(436)	(397)	(364)

Allowance at end of period	$19,262	$11,470	$9,407	$8,017	$7,544
Allowance for loan losses to nonperforming loans	2705.34%	1113.60%	515.17%	378.16%	468.28%
Allowance for loan losses to total loans receivable	1.25%	1.22%	1.23%	1.22%	1.27%
Net charge-offs to average loans	0.04%	0.06%	0.06%	0.06%	0.07%

Although we believe that we have established our allowance for loan losses in accordance with GAAP and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio.  As a result of the COVID-19 pandemic and its impact to the economy, we increased our provision during the year ended December 31, 2020.  If the COVID-19 pandemic worsens or continues indefinitely, preventing businesses and consumers from conducting business in the ordinary course, the Washington state and Puget Sound region may experience a continued economic downturn, and our asset quality could deteriorate, which may require material additional provisions for loan losses.  We remain focused on working with the communities we serve, offering payment deferrals and other resources available under the CARES Act to provide financial assistance to businesses and consumers until they are able recover from this uncertain and trying time.

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

	At December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans
Commercial and industrial loans	$3,353	18.4%	$2,366	11.8%	$2,039	11.8%	$1,864	13.5%	$1,606	12.0%
Real estate loans:
Construction, land and land development loans	3,545	19.4	2,745	10.3	1,806	8.3	1,063	6.3	1,398	9.3
Residential real estate loans	3,410	18.7	2,069	12.2	1,647	12.3	1,343	13.2	1,495	13.0
Commercial real estate loans	7,810	42.8	3,126	65.2	2,648	67.1	2,014	66.6	1,474	65.5
Consumer and other loans	127	0.7	104	0.5	77	0.5	43	0.4	26	0.2
Total allocated	18,245		10,410		8,217		6,327		5,999

Unallocated	1,017		1,060		1,190		1,690		1,545
Total allowance for loan losses	$19,262		$11,470		$9,407		$8,017		$7,544

Securities

We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits or other business purposes. At December 31, 2020, $20.0 million, or 86.2%, of our investment portfolio consisted of U.S. Treasury securities. The remainder of our securities portfolio was invested in municipal bonds, U.S. Agency collateralized mortgage obligations, and U.S. Agency residential mortgage-backed securities. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio and had much of our excess cash in overnight bank deposits at the Federal Reserve. At December 31, 2020, our loan-to-deposit ratio was 108.9%, which is elevated as a result of the PPP loans.  Our securities portfolio represented less than 2% of assets. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we anticipate investing excess funds to provide a higher return.

As of December 31, 2020, the carrying amount of our investment securities totaled $23.2 million, a decrease of $9.5 million, or 28.9%, compared to $32.7 million as of December 31, 2019. The decrease in the securities portfolio was due to maturities and principal paydowns.   As of December 31, 2019, the carrying amount of our investment securities totaled $32.7 million, a decrease of $5.2 million, or 13.7%, compared to $37.9 million as of December 31, 2018. The decrease in the securities portfolio in 2019 was due to the restructuring of the investment portfolio to increase our overall rate of return, reduce weighted average maturity, and improve interest rate risk and pricing risk, which involved the sale of $30.0 million (par value) of existing available for sale securities and the purchase of $20.0 million (par value) of available for sale securities as well as an additional $10.0 million of one year certificates of deposits.  Also contributing to the decrease was pay-downs on U.S. Agency residential mortgage-backed securities.  Additionally, we purchased $3.2 million of a Community Reinvestment Act-qualified U.S. Agency residential mortgage-backed security. The fair value of available for sale securities improved during the year ended December 31, 2019.  Investment securities represented 1.3% and 2.9%, and 4.0% of total assets as of December 31, 2020, 2019 and 2018, respectively.

Our investment portfolio consists of securities classified as available for sale and, to a lesser amount, held to maturity. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of December 31,
	2020		2019		2018
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available-for-sale:
U.S. Treasury securities	$19,997	$20,028	$24,988	$24,945	$34,831	$33,241
U.S. Government securities	-	-	3,000	2,999	3,000	2,957
U.S. Agency collateralized mortgage obligations	96	100	129	129	172	169
U.S. Agency residential mortgage- backed securities	10	10	27	27	39	38
Municipal bonds	254	261	257	260	259	255
Total available-for-sale securities	20,357	20,399	28,401	28,360	38,301	36,660
Securities held-to-maturity:
U.S. Agency residential mortgage- backed securities	2,848	2,957	4,350	4,329	1,262	1,205
Total held-to-maturity securities	2,848	2,957	4,350	4,329	1,262	1,205
Total investment securities	$23,205	$23,356	$32,751	$32,689	$39,563	$37,865

All of our U.S. Agency residential mortgage-backed securities and U.S. Agency collateralized mortgage obligations are U.S. Government agency securities. As of December 31, 2020, we did not hold any Fannie Mae or

Freddie Mac preferred stock, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio.

Our management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

As of December 31, 2020, and December 31, 2019, we did not own securities of any one issuer, other than the U.S. Government and its agencies, for which aggregate adjusted cost exceeded 10.0% of consolidated shareholders’ equity.

Restricted equity securities totaled $5.2 million as of December 31, 2020 and $4.0 million as of  December 31, 2019.  The increase was attributable to net additions of Federal Reserve, FHLB stock and Pacific Coast Banker's Bank stock. Federal Reserve and FHLB stock are carried at par and do not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

As of December 31, 2020, we held $100,000 in corporate equity securities which was recorded in other investments on the balance sheet. The equity interest consists of 9,000 shares of stock and was previously carried at cost of $500,000, which approximated fair value at time of purchase.  During the year ended December 31, 2020 the Company re-evaluated the value and recorded an unrealized loss on equity investment.  The Company also purchased an additional and separate $750,000 equity interest during the year ended December 31, 2020, which consists of 1.6 million shares of common stock and 873,853 preferred shares.  The Company elects to account for the investments under ASC 321 Investments – Equity Securities without Readily Determinable Value.  The investments will be held at cost minus impairment, the measurement should be applied until the investment does not qualify for the measurement election (e.g., if the investment has a readily determinable fair value). The Company will reassess at each reporting period whether the equity investment without a readily determinable fair value qualifies to be measured at cost minus impairment.

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

	As of December 31, 2020
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying	Weighted Average	Carrying	Weighted Average	Carrying	Weighted Average	Carrying	Weighted Average	Carrying	Weighted Average
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Securities available-for-sale:
U.S. Treasury securities	$20,028	0.349%	$-	0.000%	$-	0.000%	$-	0.000%	$20,028	0.349%
U.S. government securities	-	0.000%	-	0.000%	-	0.000%	-	0.000%	-	0.000%
U.S. Agency collateralized mortgage obligations	-	0.000%	-	0.000%	-	0.000%	100	1.713%	100	1.713%
U.S. Agency residential mortgage-backed securities	-	0.000%	10	3.868%	-	0.000%	-	0.000%	10	3.868%
Municipals	-	0.000%	261	2.588%	-	0.000%	-	0.000%	261	2.588%
Total available-for-sale	20,028	0.349%	271	2.635%	-	0.000%	100	1.713%	20,399	0.386%

Securities held to maturity:
U.S. Agency residential mortgage-backed securities	-	0.000%	-	0.000%	-	0.000%	2,848	2.278%	2,848	2.278%
Total held to maturity	-	0.000%	-	0.000%	-	0.000%	2,848	2.278%	2,848	2.278%

Total	$20,028	0.349%	$271	2.635%	$-	0.000%	$2,948	2.259%	$23,247	0.616%

Deposits

We offer a variety of deposit products that have a wide range of interest rates and terms, including demand, savings, money market and time accounts, BaaS brokered deposits, and reciprocal deposits. Reciprocal deposits enable us to extend FDIC insurance to customers that have balances in excess of the FDIC insurance limit.  This service trades our customer’s funds as CDs or, for DDA accounts, insured cash sweeps (ICS) in increments under the FDIC insured amount to other participating financial institutions and in exchange we receive  investments from participating financial institutions in a reciprocal agreement.  We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels (Internet and mobile), and personalized service to attract and retain our deposits.

Total deposits as of December 31, 2020, were $1.42 billion, an increase of $453.3 million, or 46.8%, compared to $968.0 million as of December 31, 2019. Included in total deposits is $68.7 million in deposits derived from CCBX deposit relationships, an increase of $30.2 million, or 78.3%, compared to $38.5 million as of December 31, 2019.  CCBX customer deposit relationships include deposits with CCBX end customers, operating and non-operating deposit accounts.  Total deposits as of December 31, 2019, were $968.0 million, an increase of $164.4 million, or 20.5%, compared to $803.6 million as of December 31, 2018. The increase in core deposits is primarily the result of expanding and growing banking relationships with new customers, including deposit relationships from PPP loans made to noncustomers moving their banking relationship to the Bank, and growth in our CCBX division.  We define core deposits as all deposits except time deposits including BaaS-brokered deposits. We focus on growing core deposits and our branch managers, treasury service personnel and lenders work together to grow deposits from existing and new customers.

Noninterest-bearing demand deposits as of December 31, 2020, were $592.3 million, an increase of $221.1 million, or 59.5%, compared to $371.2 million as of December 31, 2019. Noninterest-bearing deposits as of December 31, 2019, were $371.2 million, an increase of $77.7 million, or 26.5%, compared to $293.5 million as of December 31, 2018. The increase is primarily the result of expanding and growing banking relationships with new customers, including deposit relationships from PPP loans made to noncustomers, who moved their banking relationship to the Bank.  Noninterest bearing deposits represent 41.7% and 38.4% of total deposits December 31, 2020 and December 31, 2019, respectively.

Total interest-bearing account balances, excluding time deposits, as of December 31, 2020, were $769.4 million, an increase of $254.6 million, or 49.4%, from $514.9 million as of December 31, 2019. Total interest-bearing account balances, excluding time deposits, as of December 31, 2019, were $514.9 million, an increase of $101.8 million, or 24.6%, from $413.0 million as of December 31, 2018. The increases were due to our team focusing on growing core deposits, including deposit relationships from PPP loans made to noncustomers, who moved their banking relationship to the Bank. Included in interest bearing account balances is $33.5 million in BaaS-brokered deposits, an increase of $9.9 million, from $23.6 million at December 31, 2019. Also included in interest bearing deposits is $8.7 million in reciprocal deposits.  In 2019 we introduced reciprocal deposits as a product available for time deposit customers and beginning in 2020 we added ICS, an interest bearing demand reciprocal deposit product.

Total time deposit balances as of December 31, 2020, were $59.6 million, a decrease of $22.3 million, or 27.2%, from $81.9 million as of December 31, 2019. Total time deposit balances as of December 31, 2019, were $81.9 million, a decrease of $15.1 million, or 15.7%, from $97.0 million as of December 31, 2018. The decrease is due to the strong increase in core deposits, and thus not requiring the replacement of time deposits as they mature.  We have seen competitors increase rates on time deposits, and we have not globally matched their rates in response as we have been able to grow and retain less costly core deposits.

The following table sets forth deposit balances at the dates indicated.

	As of December 31,
	2020		2019		2018
		Percent of		Percent of		Percent of
(Dollars in thousands)	Amount	Total Deposits	Amount	Total Deposits	Amount	Total Deposits
Demand, noninterest bearing	$592,261	41.7%	$371,243	38.4%	$293,525	36.5%
NOW and money market	658,323	46.3	437,908	45.2	349,952	43.6
Savings	77,611	5.4	53,365	5.5	52,572	6.5
Total core deposits	1,328,195	93.4	862,516	89.1	696,049	86.6
BaaS brokered deposits	33,482	2.4	23,586	2.4	10,521	1.3
Time deposits less than $100,000	19,315	1.4	21,108	2.3	25,851	3.2
Time deposits $100,000 and over	40,315	2.8	60,749	6.2	71,193	8.9
Total	$1,421,307	100.0%	$967,959	100.0%	$803,614	100.0%

The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of December 31, 2020	As of December 31, 2019
Maturity Period:
Three months or less	$11,050	$12,562
Over three through six months	7,799	20,940
Over six through twelve months	13,006	7,007
Over twelve months	8,460	20,240
Total	$40,315	$60,749

Average deposits for the year ended December 31, 2020, were $1.24 billion, an increase of $350.1 million, or 39.4%, compared to the year ended December 31, 2019.  Average deposits for the year ended December 31, 2019, were $887.8 million, an increase of $142.3 million, or 19.1%, compared to the year ended December 31, 2018.  The increase in average deposits was primarily due to an increase in core deposits, both in noninterest bearing deposits and in low rate interest bearing deposits.  Included in this increase is deposit relationships gained from PPP loans made to noncustomers that moved their banking/deposit relationship to the Bank.  We expect deposits to continue to increase as we see growth in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by our branch managers, treasury service personnel, and lenders.

The average rate paid on total interest-bearing deposits was 0.59% for the year ended December 31, 2020, compared to 1.03% for the year ended December 31, 2019. The average rate paid on total interest-bearing deposits was 1.03% for the year ended December 31, 2019, compared to 0.66% for the year ended December 31, 2018. The average rate paid on BaaS-brokered deposits decreased 1.63% for the year ended December 31, 2020, compared to December 31, 2019, and NOW and money market accounts decreased 34 basis points, for the year ended December 31, 2020.  The decrease in average rate paid on deposit accounts for the year ended December 31, 2020, is the result of the decreased Fed funds rates since June 2019 and management lowering rates in response to the decrease; the impact of these rate decreases will continue to be reflected in future periods. Any further changes to the Fed funds rate and rate pressure from market competition is expected to continue to impact future cost of deposits and our pricing strategies.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Year Ended December 31,
	2020		2019
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand, noninterest bearing	$513,550	0.00%	$322,064	0.00%
NOW and money market	559,582	0.57	388,646	0.91
Savings	68,172	0.05	52,631	0.06
BaaS brokered deposits	21,808	0.53	31,099	2.16
Time deposits less than $100,000	19,975	1.07	24,359	1.30
Time deposits $100,000 and over	54,742	1.38	68,978	1.81
Total deposits	$1,237,829	0.35%	$887,777	0.65%

The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2020 and 2019, was 41.5% and 36.3%, respectively.

Factors affecting the cost of funding interest-bearing assets include the volume of noninterest- and interest-bearing deposits, changes in market interest rates and economic conditions in the Puget Sound region and their impact on interest paid on deposits, competition from other financial institutions, as well as the ongoing execution of our growth strategies. Cost of total interest-bearing liabilities is calculated as total interest expense divided by average total interest-bearing deposits plus average total borrowings. Our cost of total interest-bearing liabilities was 0.64%, 1.13% and 0.80% for the years ended December 31, 2020, 2019 and 2018, respectively. The decrease in our cost of deposits in 2020 was primarily due to rate decreases from the Federal Reserve since June 2019 and the subsequent lowering of rates by management in response to the decrease and overall market conditions.  We actively manage our interest rates on deposits, however, rate changes from the Federal Reserve and competition can impact our deposit costs.

Borrowings

We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of December 31, 2020, and December 31, 2019, total borrowing capacity of $21.3 million and $21.4 million, respectively, was available under this arrangement.  As of December 31, 2020, and December 31, 2019, Federal Reserve borrowings against our line of credit totaled zero.

Paycheck Protection Program Liquidity Facility. To bolster the effectiveness of the SBA’s PPP loan program, the Federal Reserve is supplying liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. Financial institutions participating in the PPP have provided loans to small businesses so that they can keep their employees on the payroll and pay for other allowed expenses. If the borrowers meet certain criteria, the loan may be forgiven.  The PPPLF extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. The interest rate is 0.35% and as PPP loans are paid down, the borrowing line must also be paid down.  As of December 31, 2020, we had $153.7 million outstanding in PPPLF advances. This new borrowing arrangement  has favorable capital treatment and is specific to the PPP loan program, and therefore there was no balance at December 31, 2019 and December 31, 2018.

The table below provides details on PPPLF borrowings for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Maximum amount outstanding at any month-end during period:
PPPLF Advances	$202,595	$-
Average outstanding balance during period:
PPPLF Advances	$124,068	$-
Weighted average interest rate during period:
PPPLF Advances	0.35%	0.00%
Balance outstanding at end of period:
PPPLF Advances	$153,716	$-
Weighted average interest rate at end of period:
PPPLF Advances	0.35%	0.00%

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of December 31, 2020, 2019 and 2018, total borrowing capacity of $90.7 million, $84.9 million and $79.3 million, respectively, was available under this arrangement. As of December 31, 2020, we borrowed a total of $25.0 million in FHLB medium term advances.  This includes $10.0 million for a 2.25-year remaining term and $15.0 million advance with a 4.25-year remaining term.  FHLB advances totaled $25.0 million as of December 31, 2020, $10.0 million as of December 31, 2019 and $20.0 million as of December 31, 2018.   Although there are no immediate plans to borrow additional funds, additional borrowing capacity of $65.7 million was available under this arrangement as of December 31, 2020.

The following table presents details on FHLB short term borrowings for the periods indicated:

	As of and For the Years Ended December 31,
(Dollars in thousands)	2020	2019
Maximum amount outstanding at any month-end during period:
FHLB Advances	$2,260	$20,000
Average outstanding balance during period:
FHLB Advances	$67	$746
Weighted average interest rate during period:
FHLB Advances	1.84%	2.30%
Balance outstanding at end of period:
FHLB Advances	$-	$10,000
Weighted average interest rate at end of period:
FHLB Advances	0.00%	1.73%

The following table presents details on FHLB medium term borrowings for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Maximum amount outstanding at any month-end during period:
FHLB Advances	$24,999	$-
Average outstanding balance during period:
FHLB Advances	$20,669	$-
Weighted average interest rate during period:
FHLB Advances	1.13%	0.00%
Balance outstanding at end of period:
FHLB Advances	$24,999	$-
Weighted average interest rate at end of period:
FHLB Advances	1.13%	0.00%

Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust (the Trust), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The debentures bear interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. The effective rate as of December 31, 2020, 2019 and 2018, was 2.32%, 3.99% and 4.88%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust Securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.

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

We continually monitor our liquidity position to ensure that our assets and liabilities are managed in a manner to meet all reasonably foreseeable short-term, long-term and strategic liquidity demands. Management has established a comprehensive process for identifying, measuring, monitoring and controlling liquidity risk. Because of its critical importance to the viability of the Bank, liquidity risk management is fully integrated into our risk management processes. Critical elements of our liquidity risk management include: effective corporate governance consisting of oversight by the board of directors and active involvement by management, appropriate strategies, policies, procedures, and limits used to manage and mitigate liquidity risk, comprehensive liquidity risk measurement and monitoring systems that are commensurate with the complexity of our business activities; active management of intraday liquidity and collateral; an appropriately diverse mix of existing and potential future funding sources; adequate levels of readily available cash, deposits and highly liquid marketable securities free of legal, regulatory, or operational impediments, that can be used to meet liquidity needs in stressful situations; contingency funding policies and plans that sufficiently address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes sufficient to determine the adequacy of the Bank’s liquidity risk management process.

Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available-for-sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail, commercial, and BaaS deposits, advances from the FHLB and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve discount window, draws on established federal funds lines from unaffiliated commercial banks, funds from online rate services, brokered funds, a one-way buy through an ICS account, and the issuance of debt or equity securities. We are also participating in the PPPLF, which provides an additional source of low cost funding, at a 0.35% interest rate, and favorable capital treatment.  We have pledged 703 of these loans, or $153.7 million, as of December 31, 2020.  Under the terms of the agreement, the borrowings will be paid down as the loans are forgiven or paid down by the customer.  We also added a new liquidity source, which provides an overnight, one-way purchase of funds that would be classified as brokered deposits, but do not anticipate using it very often.  We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary and are closely monitoring liquidity in this uncertain economic environment.

The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs for the next few years. The Company down-streamed $7.5 million in capital to the Bank during the first quarter of 2020, bringing the Company’s cash holding to $5.1 million at December 31, 2020.  The Company uses approximately $1.3 million for debt servicing and operating purposes each year, leaving about $2.5 million for other purposes after deducting $2.6 million to cover operating purposes for the next two years.  In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs. For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs and the Bank targets a liquidity ratio of 5% or greater of assets. Both of these minimum liquidity levels are on-balance sheet sources. Per policy and the Bank’s liquidity contingency plan, in event of a liquidity emergency the Bank can utilize wholesale funds in an amount up to 30% of assets. PPPLF borrowings are not considered wholesale funds for the purpose of calculating the 30% of assets limit. Since the Bank uses only a small portion of its borrowing capacity, the Bank has access to funds if needed in a liquidity emergency.

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

As of  December 31, 2020, and 2019, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we will monitor our capital needs and manage our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015, with all of the requirements fully phased in by January 1, 2019. Under the Basel III rules, the Bank must maintain a capital conservation buffer of common equity Tier 1 capital of 2.50% above the minimum risk-based capital ratios. The Company and the Bank exceed all capital adequacy requirements to which they are subject, including the Basel III rules, as of December 31, 2020.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2020
Leverage Capital (to average assets)
Company	$143,532	9.05%	$63,454	4.00%	$79,318	5.00%
Bank Only	147,262	9.29%	63,421	4.00%	79,276	5.00%
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Company	140,032	11.27%	55,935	4.50%	80,795	6.50%
Bank Only	147,262	11.86%	55,879	4.50%	80,713	6.50%
Tier I Capital (to risk-weighted assets)
Company	143,532	11.55%	74,580	6.00%	99,440	8.00%
Bank Only	147,262	11.86%	74,505	6.00%	99,340	8.00%
Total Capital (to risk-weighted assets)
Company	169,123	13.61%	99,440	8.00%	124,300	10.00%
Bank Only	162,837	13.11%	99,340	8.00%	124,175	10.00%

December 31, 2019
Leverage Capital (to average assets)
Company	$127,524	11.64%	$43,806	4.00%	$54,758	5.00%
Bank Only	122,904	11.22%	43,801	4.00%	54,751	5.00%
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Company	124,024	12.78%	43,659	4.50%	63,064	6.50%
Bank Only	122,904	12.43%	44,504	4.50%	64,283	6.50%
Tier I Capital (to risk-weighted assets)
Company	127,524	13.14%	58,213	6.00%	77,617	8.00%
Bank Only	122,904	12.43%	58,338	6.00%	79,118	8.00%
Total Capital (to risk-weighted assets)
Company	149,416	15.40%	77,617	8.00%	97,021	10.00%
Bank Only	134,796	13.63%	79,118	8.00%	98,897	10.00%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations, as of December 31, 2020.

		Payments Due by Period
		Less than	1 to 3	3 to 5	More than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Contractual Cash Obligations
Time Deposits	$59,630	$46,070	$11,424	$2,136	-
Paycheck Protection Program Liquidity Facility	$153,716	-	153,716	-	-
FHLB advances	24,999	-	10,000	14,999	-
Subordinated note	10,000	500	4,000	4,000	1,500
Junior subordinated debentures	3,609	-	-	-	3,609
Deferred compensation plans	1,286	175	350	351	410
Operating leases	8,567	1,254	2,527	1,577	3,209

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

As of December 31, 2020, we held $65.6 million in capital call lines, included in commercial and industrial loans, provided to venture capital firms through one of our BaaS clients.  These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every line.

The following table presents commitments associated with outstanding commitments to extend credit and standby and commercial letters of credit as of the periods indicated:

	As of December 31,
(Dollars in thousands)	2020	2019
Commitments to extend credit:
Commercial and industrial loans - capital call lines	$128,208	$13,200
Commercial and industrial loans - other	61,676	$53,363
Construction – commercial real estate loans	69,866	42,371
Construction – residential real estate loans	18,489	21,361
Commercial real estate loans	20,482	9,888
Residential real estate loans	18,128	19,082
Other	1,101	1,181
Total commitments to extend credit	$317,950	$160,446
Standby letters of credit	$2,754	$2,250

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

•

“Adjusted earnings per share-diluted” is a non-GAAP measure defined as net income, plus additional income tax expense, divided by weighted average outstanding shares (diluted). The most directly comparable GAAP measure is earnings per share.

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

Reconciliations of the GAAP and non-GAAP measures are presented below.

(Dollars in thousands, except share and per share data)	As of and for the Year Ended December 31, 2017
Adjusted net income:
Net income	$5,436
Plus: additional income tax expense for deferred tax asset valuation	1,295
Adjusted net income	$6,731
Adjusted earnings per share—diluted
Net income	$5,436
Plus: additional income tax expense for deferred tax asset valuation	1,295
Adjusted net income	$6,731
Weighted average common shares outstanding—diluted (1)	9,237,629
Adjusted earnings per share—diluted (1)	$0.73
Adjusted return on average assets
Net income	$5,436
Plus: additional income tax expense for deferred tax asset valuation	1,295
Adjusted net income	$6,731
Average assets	748,940
Adjusted return on average assets	0.90%
Adjusted return on average shareholders’ equity
Net income	$5,436
Plus: additional income tax expense for deferred tax asset valuation	1,295
Adjusted net income	$6,731
Average shareholders’ equity	65,720
Adjusted return on average shareholders’ equity	10.24%
(1)	Share and per share information has been adjusted to give effect to a one-for-five reverse stock split of our common shares completed effective May 4, 2019.

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

Reconciliations of the GAAP and non-GAAP measures are presented below.

	As of and for the Years Ended
(Dollars in thousands, unaudited)	December 31, 2020	December 31, 2019
Pre-tax, pre-provision net income and pre-tax, pre-provision return on average assets:
Total average assets	$1,540,991	$1,031,973
Total net income	15,146	13,201
Plus: provision for loan losses	8,308	2,544
Plus: provision for income taxes	3,995	3,461
Pre-tax, pre-provision net income	$27,449	$19,206
Return on average assets	0.98%	1.28%
Pre-tax, pre-provision return on average assets:	1.78%	1.86%

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

“Adjusted allowance for loan losses to loans receivable” is a non-GAAP measure that excludes the impact of PPP loans on balance sheet. The most directly comparable GAAP measure is allowance for loan losses to loans receivable.

“Adjusted yield on loans receivable” is a non-GAAP measure that excludes the impact of PPP loans on balance sheet. The most directly comparable GAAP measure is yield on loans.

“Adjusted contractual yield on loans receivable, excluding net earned fees and interest on PPP loans” is a non-GAAP measure that excludes the impact of PPP loans on balance sheet. The most directly comparable GAAP measure is contractual yield on loans, excluding fees.

Reconciliations of the GAAP and non-GAAP measures are presented in the following table.

Year Ended
(Dollars in thousands, unaudited)	December 31, 2020
Adjusted allowance for loan losses to loans receivable:
Total loans, net of deferred fees	$1,547,138
Less: PPP loans	(365,842)
Less: net deferred fees on PPP loans	5,803
Adjusted loans, net of deferred fees	$1,187,099
Allowance for loan losses	$(19,262)
Allowance for loan losses to loans receivable	1.25%
Adjusted allowance for loan losses to loans receivable	1.62%
Adjusted yield on loans receivable:
Total average loans receivable	$1,333,028
Less: average PPP loans	(302,685)
Plus: average net deferred fees on PPP loans	6,432
Adjusted total average loans receivable	$1,036,775
Interest income on loans	$61,910
Less: interest and net deferred fee income recognized on PPP loans	(10,172)
Adjusted interest income on loans	$51,738
Yield on loans receivable	4.64%
Adjusted yield on loans receivable:	4.99%
Adjusted contractual yield on loans receivable, excluding net earned fees and interest on PPP loans:
Total average loans receivable	$1,333,028
Less: average PPP loans	(302,685)
Plus: average net deferred fees on PPP loans	$6,432
Adjusted total average loans receivable, excluding net earned fees	$1,036,775
Interest and net earned fee income on loans	$61,910
Less: net earned fee income on all loans	$(9,065)
Less: interest income on PPP loans	(3,030)
Adjusted interest income on loans	$49,815
Contractual yield on loans receivable, excluding net earned fees	3.96%
Adjusted contractual yield on loans receivable, excluding net earned fees and interest on PPP loans:	4.80%

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

Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decrease in current fair market values. Our objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing net income.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Estimated Increase (Decrease) in Net Interest Income
Change in Market Interest Rates	Twelve Month Projection December 31, 2020	Twelve Month Projection December 31, 2019
Static Balance Sheet and Rate Shifts
+400 basis points	18.2%	14.9%
+300 basis points	13.7	11.0
+200 basis points	9.1	7.2
+100 basis points	4.5	3.5
-100 basis points	(3.7)	0.2
-200 basis points	(6.8)	(3.8)
-300 basis points	(9.8)	(5.1)

Dynamic Balance Sheet and Rate Shifts
+400 basis points	22.8	17.5
+300 basis points	17.1	13.0
+200 basis points	11.4	8.5
+100 basis points	5.6	4.2
-100 basis points	(4.3)	(0.5)
-200 basis points	(7.4)	(5.2)
-300 basis points	(10.5)	(6.8)

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

The -100, -200, and -300 basis point change in market interest rates no longer reflects viable interest rate changes as interest rates would have to go negative since the Fed Funds rate target range is set at 0.00% to 0.25%.  Until rates increase, these rate shock scenarios may not reflect what may happen to net interest income if interest rates were to go negative.

Impact of Inflation

Our consolidated financial statements and related notes to those financial statements included elsewhere in this Report on Form 10-K have been prepared in accordance with GAAP. GAAP requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations-Quantitative and Qualitative Disclosures about Market Risk.”

Item 8.      Financial Statements and Supplementary Data

The information required by this item is included beginning on page F-1 of this Report on Form 10-K.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2020. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this annual report.

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

Management assessed its internal control structure over financial reporting as of December 31, 2020 using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.

Item 9B.    Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

For information relating to the directors of the Company, the section captioned “Items to be Voted on by Shareholders—Item 1—Election of Directors” in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders is incorporated herein by reference.

Executive Officers

For information relating to officers of the Company, see Part I, Item 1, “Business—Information About Our Executive Officers” to this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

For information regarding compliance with Delinquent Section 16(a) Reports and the section captioned “Stock Information—Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated herein by reference.

Disclosure of Code of Ethics

For information concerning the Company’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to shareholders on the Company’s website at www.coastalbank.com.

Audit Committee

For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance—Meetings and Committees of the Board of Directors—Audit Committee” in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation

Executive Compensation

For information regarding executive compensation, the sections captioned “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                  Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Information” in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders.

(b)                  Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Information” in in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders.

(c)                   Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company the operation of which may at a subsequent date result in a change in control of the registrant.

(d)                  Equity Compensation Plan Information

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2020.

	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted- average exercise price of outstanding options	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by stockholders	749,397	$7.75	272,442
Equity compensation plan not approved by shareholders	-	-	-
Total	749,397	$7.75	272,442

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders is incorporated herein by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

For information regarding the principal accountant fees and expenses, the section captioned “Item 2—Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.
(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)	Exhibits

No.	Description	Location

3.1	Second Amended and Restated Certificate of Incorporation of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

3.2	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

3.3	Amended and Restated Bylaws of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

4.1*	Form of Common Stock Certificate of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

4.2	Description of Securities	Incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001-38589), filed with the Commission on March 12, 2020.

10.1+	2006 Stock Option and Equity Compensation Plan	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.2+	First Amendment to the 2006 Stock Option and Equity Compensation Plan	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38589), filed with the Commission on August 7, 2020.

10.3+	Directors’ Stock Bonus Plan	Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.4+	2018 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.5+	Coastal Financial Corporation Annual Incentive Plan	Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.6+	Amended and Restated Employment Agreement by and among Coastal Financial Corporation, Coastal Community Bank, and Eric M. Sprink	Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.7+	Amended and Restated Change in Control Severance Agreement by and among Coastal Financial Corporation, Coastal Community Bank, and Joel Edwards	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.8	Commercial Real Estate Lease between JMHLS, LLC and Coastal Community Bank dated June 4, 2008	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.9	First Amendment of Commercial Real Estate Lease between JMHLS, LLC and Coastal Community Bank dated March 26, 2018	Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.10	Lease dated October 21, 1996, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.11	Lease Amendment 1.0 dated as of August 15, 2006, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.12	Lease Amendment 2.0 dated as of March 31, 2008, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.13	Lease Amendment 3.0 dated as of June 29, 2009, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.14	Investment Agreement dated as of March 30, 2011, between Coastal Financial Corporation and Steven D. Hovde	Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.15	First Amendment to Investment Agreement dated as of May 9, 2019, between Coastal Financial Corporation and Steven D. Hovde	Incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.16#	Program Agreement dated as of September 26, 2019 by and between Coastal Community Bank and Aspiration Financial, LLC	Incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A (File No. 001-38589) filed on March 21, 2019.

10.17+	Form of Change in Control Severance Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38589), filed with the Commission on May 8, 2020.

10.18+	Amended Non-Employee Director Compensation Policy	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38589), filed with the Commission on November 6, 2020.

21.1	Subsidiaries	Incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-38589), filed with the Commission on March 12, 2020.

23.1	Consent of Moss Adams LLP	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements

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

COASTAL FINANCIAL CORPORATION

Dated:	March 11, 2021	/s/ Eric M. Sprink
Eric M. Sprink
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric M. Sprink Eric M. Sprink	President and Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2021

/s/ Joel G. Edwards Joel G. Edwards	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2021

/s/ Christopher D. Adams Christopher D. Adams	Chair of the Board	March 11, 2021

/s/ Andrew P. Skotdal Andrew P. Skotdal	Vice Chair of the Board	March 11, 2021

/s/ Andrew R. Dale Andrew R. Dale	Director	March 11, 2021

/s/ Rilla Delorier Rilla Delorier	Director	March 11, 2021

/s/ Steven D. Hovde Steven D. Hovde	Director	March 11, 2021

/s/ Stephan Klee Stephan Klee	Director	March 11, 2021

/s/ Thomas D. Lane Thomas D. Lane	Director	March 11, 2021

/s/ Sadhana Akella-Mishra Sadhana Akella-Mishra	Director	March 11, 2021

/s/ Gregory A. Tisdel Gregory A. Tisdel	Director	March 11, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Coastal Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coastal Financial Corporation and Subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the PCAOB. Accordingly, we express no such opinion.

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

March 11, 2021

We have served as the Company’s auditor since 2016.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

ASSETS
	December 31,	December 31,
	2020	2019
Cash and due from banks	$18,965	$16,555
Interest earning deposits with other banks (restricted cash of $0 and $27,355 at December 31, 2020 and December 31, 2019, respectively)	144,152	111,259
Investment securities, available for sale, at fair value	20,399	28,360
Investment securities, held to maturity, at amortized cost	2,848	4,350
Other investments	6,059	4,505
Loans receivable	1,547,138	939,103
Allowance for loan losses	(19,262)	(11,470)
Total loans receivable, net	1,527,876	927,633
Premises and equipment, net	17,108	13,108
Operating lease right-of-use assets	7,120	8,493
Accrued interest receivable	8,616	2,980
Bank-owned life insurance, net	7,082	6,882
Deferred tax asset, net	3,799	2,743
Other assets	2,098	1,658
Total assets	$1,766,122	$1,128,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$1,421,307	$967,959
Federal Home Loan Bank (FHLB) advances	24,999	10,000
Paycheck Protection Program Liquidity Facility	153,716	-
Subordinated debt
Principal amount $10,000 (less unamortized debt issuance costs of $7 and $21 at December 31, 2020 and December 31, 2019, respectively)	9,993	9,979
Junior subordinated debentures
Principal amount $3,609 (less unamortized debt issuance costs of $25 and $26 at December 31, 2020 and December 31, 2019, respectively)	3,584	3,583
Deferred compensation	863	974
Operating lease liabilities	7,323	8,679
Accrued interest payable	531	308
Other liabilities	3,589	2,871
Total liabilities	1,625,905	1,004,353
Commitments and contingencies (Note 13)
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at December 31, 2020 and December 31, 2019; issued and outstanding: zero shares at December 31, 2020 and December 31, 2019	-	-
Common stock, no par value:
Authorized: 300,000,000 shares at December 31, 2020 and December 31, 2019; 11,954,327 voting shares at December 31, 2020 issued and outstanding and 11,913,885 voting shares at December 31, 2019 issued and outstanding	87,815	86,983
Retained earnings	52,368	37,222
Accumulated other comprehensive income (loss), net of tax	34	(32)
Total shareholders’ equity	140,217	124,173
Total liabilities and shareholders’ equity	$1,766,122	$1,128,526

See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except for per share data)

	Year ended December 31,
	2020	2019
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$61,910	$45,350
Interest on investment securities	230	635
Interest on interest earning deposits with other banks	663	2,423
Dividends on other investments	235	179
Total interest income	63,038	48,587
INTEREST EXPENSE
Interest on deposits	4,288	5,802
Interest on borrowed funds	1,364	774
Total interest expense	5,652	6,576
Net interest income	57,386	42,011
PROVISION FOR LOAN LOSSES	8,308	2,544
Net interest income after provision for loan losses	49,078	39,467
NONINTEREST INCOME
Deposit service charges and fees	3,091	3,107
BaaS fees	2,365	2,060
Loan referral fees	1,726	1,438
Mortgage broker fees	655	447
Lease and sublease income	122	58
Gain on sales of loans, net	82	490
Gain on sale of securities, net	-	171
Other income	141	487
Total noninterest income	8,182	8,258
NONINTEREST EXPENSE
Salaries and employee benefits	23,302	18,959
Occupancy	3,977	3,775
Data processing	2,348	2,081
Legal and professional fees	1,762	1,103
Excise taxes	1,057	719
Director and staff expenses	800	1,000
Federal Deposit Insurance Corporation (FDIC) assessments	522	184
Business development	344	431
Marketing and promotional	317	393
Other expense	3,690	2,418
Total noninterest expense	38,119	31,063
Income before provision for income taxes	19,141	16,662
PROVISION FOR INCOME TAXES	3,995	3,461
NET INCOME	$15,146	$13,201
Basic earnings per common share	$1.27	$1.11
Diluted earnings per common share	$1.24	$1.08
Weighted average number of common shares outstanding:
Basic	11,920,735	11,896,258
Diluted	12,209,371	12,196,120

See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year ended December 31,
	2020	2019
NET INCOME	$15,146	$13,201
OTHER COMPREHENSIVE INCOME, before tax
Securities available-for-sale
Unrealized holding gain during the year	83	1,771
Income tax provision related to unrealized holding gain	(17)	(372)
Reclassification adjustment for net gain from sale of investment securities available for sale included in income	-	(171)
Income tax provision related to net gain from sale of investment securities available for sale included in income	-	36
OTHER COMPREHENSIVE INCOME, net of tax	66	1,264
COMPREHENSIVE INCOME	$15,212	$14,465

See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2018	11,893,203	$86,431	$24,021	$(1,296)	$109,156
Net income	-	-	13,201	-	13,201
Issuance of restricted stock awards, net of forfeitures	1,152	-	-	-	-
Exercise of stock options	19,530	121	-	-	121
Stock-based compensation	-	431	-	-	431
Other comprehensive income	-	-	-	1,264	1,264
BALANCE, December 31, 2019	11,913,885	$86,983	$37,222	$(32)	$124,173
Net income	-	-	15,146	-	15,146
Issuance of restricted stock awards, net of forfeitures	9,142	-	-	-	-
Exercise of stock options	31,300	202	-	-	202
Stock-based compensation	-	630	-	-	630
Other comprehensive income	-	-	-	66	66
BALANCE, December 31, 2020	11,954,327	$87,815	$52,368	$34	$140,217

See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,146	$13,201
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,308	2,544
Depreciation and amortization	1,356	1,241
Loss on disposition of fixed assets	12	31
Decrease in operating lease right-of-use assets	1,393	1,019
Decrease in operating lease liabilities	(1,377)	(960)
Gain on sales of loans	(82)	(490)
Gain on sales of securities	-	(171)
Net premium amortization (discount accretion) on investment securities	46	(59)
Impairment on equity investment	400	-
Stock-based compensation	630	431
Bank-owned life insurance earnings	(200)	(194)
Deferred tax expense	(1,074)	(561)
Net change in other assets and liabilities	(5,228)	(2,361)
Total adjustments	4,184	470
Net cash provided by operating activities	19,330	13,671
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest earning deposits with other banks	(60,248)	1,559
Purchase of investment securities available-for-sale	(29,986)	(29,944)
Proceeds from sale of investment securities available-for-sale	-	30,026
Purchase of investment securities held-to-maturity	-	(3,182)
Change in other investments, net	(1,954)	(739)
Principal paydowns of investment securities available-for-sale	48	53
Principal paydowns of investment securities held-to-maturity	1,437	89
Maturities and calls of investment securities available -for-sale	38,000	10,000
Purchase of participation loans	-	(8,081)
Proceeds from sale of loans	1,120	4,915
Increase in loans receivable, net	(609,589)	(168,029)
Purchases of premises and equipment, net	(5,368)	(1,213)
Net cash used by investing activities	(666,540)	(164,546)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW, money market and savings	475,575	179,532
Net decrease in time deposits	(22,227)	(15,187)
Net repayments from short-term FHLB borrowings	(10,000)	(10,000)
Proceeds from long-term FHLB borrowings	24,999	-
Proceeds from PPPLF borrowings	205,648	-
Repayments from PPPLF borrowings	(51,932)	-
Proceeds from exercise of stock options	202	121
Net cash provided by financing activities	622,265	154,466
NET INCREASE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	(24,945)	3,591
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	43,910	40,319
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of year	$18,965	$43,910
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$6,547	$6,547
Income taxes paid	5,355	4,480
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$83	$1,771
In conjunction with the adoption of ASU 2016-02 as detailed in Note 6 to the Consolidated Financial Statements, the following assets & liabilities were recognized:
Operating lease right-of-use assets	$-	$9,421
Operating lease liabilities	$-	$9,591

See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

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

The Company provides a full range of banking services to small and medium-sized businesses, professionals, and individuals throughout the greater Puget Sound area through its 15 branches in Snohomish, Island, and King Counties, the Internet, and its mobile banking application. In February 2021, the Bank announced the sale of its Freeland Branch (Island County). The Company also has a CCBX Division which provides Banking as a Service (BaaS) enabling broker dealers and digital financial service providers to offer their clients banking services. The Bank’s main branch and the headquarters of the Bank and Company are located in Everett, Washington. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (FDIC). The Bank’s loans and deposits are primarily within the greater Puget Sound area, and the Bank’s primary funding source is deposits from customers. The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks (DFI). The Federal Reserve also has supervisory authority over the Company.

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

Subsequent Events - The Company has evaluated events and transactions subsequent to December 31, 2020 for potential recognition or disclosure.   In February 2021, the Bank announced the sale of its Freeland, Washington Branch (Island County), which is expected to close in the second quarter of 2021.

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

Other investments - Other investments on the balance sheet consists of investments in stock of the Federal Home Loan Bank of Des Moines (FHLB), the Federal Reserve Bank of San Francisco (FRB), Pacific Coast Banker’s Bancshares, Neocova Corporation, and Synctera Incorporated.

As a Federal Reserve member bank, the Bank is required to own stock in the FRB in an amount based on the Bank’s capital. The recorded amount of the FRB stock equals its fair value because the shares can only be redeemed by the FRB at their par value. The Bank’s investment in FRB stock was $2,755,000 and $2,363,000 at December 31, 2020 and 2019, respectively.

The Bank, as a member of the FHLB, is required to maintain an investment in capital stock of FHLB in an amount equal to 4% of advances outstanding, plus 0.12% of total assets from the prior fiscal year end. The recorded amount of FHLB stock equals its fair value because the shares can only be redeemed by FHLB at the $1 per share par value. The investment in FHLB stock was $2,354,000 and $1,542,000 at December 31, 2020 and 2019, respectively.

The investment in Pacific Coast Banker’s Bancshares (PCBB) stock consists of an equity security. This investment is carried at its cost of $100,000 at December 31, 2020 and 2019, which approximates its fair value.

The Company holds a $100,000 equity interest in a technology company at December 31, 2020, which consists of 9,000 shares of stock and is carried at cost less impairment, which approximates its fair value. During the year ended December 31, 2020 the Company re-evaluated the value and recorded an impairment of $400,000 on this equity investment.  The Company elects to account for the investment under ASC 321 Investments – Equity Securities without Readily Determinable Value.

The Company also purchased an additional and separate $750,000 equity interest in a specialized bank technology company during the year ended December 31, 2020, which consists of 1.6 million shares of common stock and 873,853 preferred shares.  The equity investments will be held at cost minus impairment, the measurement should be applied until the investment does not qualify for the measurement election (e.g., if the investment has a readily determinable fair value). The Company will reassess at each reporting period whether this equity investment without a readily determinable fair value qualifies to be measured at cost minus impairment.

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

The CARES Act and related guidance from the federal banking agencies provide financial institutions the option to temporarily suspend requirements under GAAP related to classification of certain loan modifications as TDRs, to account for the current and anticipated effects of COVID-19. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specifies that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant.

Loans held-for-sale - Loans held-for-sale consist of the guaranteed portion of SBA loans and United States Department of Agriculture (USDA) loans the Company intends to sell after origination and are reflected at the lower of aggregate cost or fair value. Loans are generally sold with servicing of the sold portion retained by the Company when the sale of the loan occurs, the premium received is combined with the estimated present value of future cash flows on the related servicing asset and recorded as a gain on sale of loans in noninterest income. There were no loans held for sale at December 31, 2020 and 2019.

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

The Company retains the servicing on the sold guaranteed portion of SBA and USDA loans. The Company receives a fee for servicing the loan. The Company also retains the servicing on the sold guaranteed portion of MSLP loans.  The net deferred fee on the sold portion of the loan is recognized when sold.

SBA and USDA servicing - The Company accounts for SBA and USDA servicing rights as separately recognized servicing rights and initially measure them at fair value. Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The Company subsequently measures each SBA and USDA servicing asset using the amortization method. Under the amortization method, servicing assets are amortized into noninterest income in proportion to, and over the period of, estimated net servicing income. The amortized assets are assessed for impairment or increased obligations, at the loan level, based on the fair value of each reporting date. As of December 31, 2020 and 2019, SBA and USDA servicing assets totaled $298,000 and $350,000, respectively, and are included in other assets on the balance sheets, and SBA and USDA loans serviced totaled $20,572,000 and $21,498,000, as of December 31, 2020 and 2019 respectively.

Reserve for unfunded commitments - A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Company’s commitment to lend funds under existing agreements, such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based on review of individual credit facilities, current economic conditions, and risk characteristics of the various categories of commitments and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and adjustments are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance for loan losses. Provision for unfunded commitments losses are added to the reserve for unfunded commitments, which is included in the other liabilities section of the consolidated balance sheets.  The reserve for unfunded commitments was $625,000 and $422,000 as of December 31, 2020 and 2019, respectively.

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

Federal income taxes - The Company and the Bank file a consolidated federal income tax return. Deferred federal income taxes result from temporary differences between the tax basis of assets and liabilities, and their reported amounts in the financial statements. Deferred taxes are temporary differences that will be recognized in future periods. As changes in tax law or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Taxes are paid by the Bank to the Company based on the separate taxable income of the Bank. The Company and Bank maintain their records on the accrual basis of accounting for financial reporting and for income tax reporting purposes. With few exceptions, the Company is no longer subject to income tax examination for years before 2017.

As of December 31, 2020 and 2019, the Company had no unrecognized tax benefits. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in other noninterest expense. There were no interest and penalties assessed during 2020 or 2019.

Stock-based compensation - Compensation expense is recognized for stock options and restricted stock, based on the fair value of these awards at the grant date. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the grant date is used for restricted stock awards and restricted stock units and is determined on the basis of objective criteria including trade data. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Advertising costs - Advertising costs are expensed as incurred or over the period of the campaign/promotion. Advertising costs in the amount of $317,000 and $393,000 were expensed during the year ended December 31, 2020 and 2019, respectively.

Reclassifications - Certain amounts reported in prior years' consolidated financial statements have been reclassified to conform to the current presentation with no effect on shareholders’ equity or net income.

Note 2 - Recent accounting standards

Accounting Standards Adopted in 2020

On January 1, 2020, the Company adopted ASU No. 2019-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.  This ASU was issued to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and service from nonemployees.  Previously, these awards were recorded at the fair value of consideration received or the fair value of the equity instruments issued and was measured as of the earlier of the commitment date or the date performance was completed. The amendments in this ASU require the awards to be measured at the grant-date fair value of the equity instrument.  ASU No. 2019-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The adoption of ASU No. 2019-07 did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

In September 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendment is effective for annual periods beginning after December 15, 2020 and interim period within those annual periods. As a smaller reporting company our implementation will be effective January 1, 2023.  The Company is actively assessing the data and the model needs and are evaluating the impact of adopting the amendment. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

Note 3 - Investment Securities

The amortized cost and fair values of investment securities at the date indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2020
Available-for-sale
U.S. Treasury securities	$19,997	$31	$-	$20,028
U.S. Agency collateralized mortgage obligations	96	4	-	100
U.S. Agency residential mortgage-backed securities	10	-	-	10
Municipals	254	7	-	261
Total available-for-sale securities	20,357	42	-	20,399
Held-to-maturity
U.S. Agency residential mortgage-backed securities	2,848	109	-	2,957
Total investment securities	$23,205	$151	$-	$23,356

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2019
Available-for-sale
U.S. Treasury securities	$24,988	$1	$(44)	$24,945
U.S. Government agencies	3,000	-	(1)	2,999
U.S. Agency collateralized mortgage obligations	129	-	-	129
U.S. Agency residential mortgage-backed securities	27	-	-	27
Municipals	257	3	-	260
Total available-for-sale securities	28,401	4	(45)	28,360
Held-to-maturity
U.S. Agency residential mortgage-backed securities	4,350	-	(21)	4,329
Total investment securities	$32,751	$4	$(66)	$32,689

The amortized cost and fair value of debt securities at December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers in mortgage backed securities or obligations may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are shown separately, since they are not due at a single maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Amounts maturing in
One year or less	$19,997	$20,028	$-	$-
After one year through five years	254	261	-	-
	20,251	20,289	-	-
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	106	110	2,848	2,957
	$20,357	$20,399	$2,848	$2,957

Investment securities with carrying values of $21,976,000 and $16,843,000 at December 31, 2020 and December 31, 2019 respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

There were no sales of investments during the year ended December 31, 2020.  There were five investment securities sold totaling $30.0 million using the year ended December 31, 2019 resulting in gross gains of $242,000 and gross losses of $71,000, respectively.  sales of investment securities during the year ended December 31, 2019.

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

At December 31, 2020 and December 31, 2019, there were zero and six securities, respectively, in an unrealized loss position. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. The Company does not consider these securities to be other than temporarily impaired at December 31, 2019.

Note 4 - Loans and Allowance for Loan Losses

The composition of the loan portfolio is as follows as of the periods indicated:

	December 31,	December 31,
	2020	2019
	(dollars in thousands)
Commercial and industrial loans	$539,200	$111,401
Real estate loans:
Construction, land, and land development loans	94,423	97,034
Residential real estate loans	143,869	115,011
Commercial real estate loans	774,925	613,398
Consumer and other loans	3,916	4,214
Gross loans receivable	1,556,333	941,058
Net deferred origination fees and premiums	(9,195)	(1,955)
Loans receivable	$1,547,138	$939,103

Included in commercial and industrial loans are Paycheck Protection Program (PPP) loans of $365,842,000 at December 31, 2020.  PPP loans are 100% guaranteed by the SBA.  This was a new program for 2020, therefore no PPP loans were outstanding at December 31, 2019.  Also included in commercial and industrial loans as of December 31, 2020, is $65,559,000 in capital call lines, provided to venture capital firms through one of our BaaS clients.  These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every line.

Included in consumer and other loans are overdrafts of $31,000 and $26,000 at December 31, 2020 and December 31, 2019, respectively. The Company has pledged loans totaling $326,701,000 and $163,522,000 at December 31, 2020 and December 31, 2019, respectively, for borrowing lines at the FHLB and FRB.

The balance of SBA and USDA loans and participations serviced for others totaled $20,572,000 and $21,498,000 at December 31, 2020 and December 31, 2019, respectively.

The balance of Main Street Lending Program (MSLP) loans participated and serviced totaled $56,270,000 at December 31, 2020.  This was a new program for the year ended December 31, 2020, therefore there was no balance at December 31, 2019.

The Company, at times, purchases individual whole loans at fair value as of the acquisition date. Purchased loans with remaining balances totaled $19,327,000 and $32,937,000 as of December 31, 2020 and December 31, 2019, respectively. Unamortized premiums totaled $306,000 and $527,000 as of December 31, 2020 and December 31, 2019, respectively, and are amortized into interest income over the life of the loans.

The Company has purchased participation loans with remaining balances totaling $44,931,000 and $31,352,000 as of December 31, 2020 and December 31, 2019, respectively.

The following is a summary of the Company’s loan portfolio segments:

Commercial and industrial loans - Commercial and industrial loans are secured by business assets including inventory, receivables and machinery and equipment of businesses located generally in the Company’s primary market area and capital calls on venture and investment funds. Loan types include PPP loans, revolving lines of credit, term loans, and loans secured by liquid collateral such as cash deposits or marketable securities. The Company also issues letters of credit on behalf of its customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.

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

The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2020
Commercial and industrial loans	$133	$537	$670	$538,530	$539,200	$-
Real estate loans:
Construction, land and land development loans	1	-	1	94,422	94,423	-
Residential real estate loans	1,108	60	1,168	142,701	143,869	-
Commercial real estate loans	-	-	-	774,925	774,925	-
Consumer and other loans	-	-	-	3,916	3,916	-
	$1,242	$597	$1,839	$1,554,494	$1,556,333	$-
Less net deferred origination fees and premiums					(9,195)
Loans receivable					$1,547,138

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2019
Commercial and industrial loans	$143	$965	$1,108	$110,293	$111,401	$-
Real estate loans:
Construction, land and land development	-	-	-	97,034	97,034	-
Residential real estate	-	65	65	114,946	115,011	-
Commercial real estate	417	-	417	612,981	613,398	-
Consumer and other loans	4	-	4	4,210	4,214	-
	$564	$1,030	$1,594	$939,464	$941,058	$-
Less net deferred origination fees and premiums					(1,955)
Loans receivable					$939,103

A summary of information pertaining to impaired loans as of the period indicated:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	(dollars in thousands)
December 31, 2020
Commercial and industrial loans	$834	$537	$-	$537	$-
Real estate loans:
Residential real estate loans	188	175	-	175	-
Total	$1,022	$712	$-	$712	$-

December 31, 2019
Commercial and industrial loans	$1,431	$965	$-	$965	$-
Real estate loans:
Residential real estate loans	73	65	-	65	-
Consumer loans	2	-	2	2	2
Total	$1,506	$1,030	$2	$1,032	$2

The following tables summarize the average recorded investment and interest income recognized on impaired loans by loan class for the year ended December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial and industrial loans	$719	$-	$1,026	$-
Real estate loans:
Construction, land and land development	1,110	-	-	-
Residential real estate	165	-	69	-
Commercial real estate	136	-	252	-
Consumer loans	-	-	1	-
Total	$2,130	$-	$1,348	$-

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

No loans were restructured in the year ended December 31, 2020 and December 31, 2019 that qualified as troubled debt restructurings.   The Company has no commitments to loan additional funds to borrowers whose loans were classified as troubled debt restructurings at December 31, 2020, as there were no outstanding troubled debt restructurings at December 31, 2020 and December 31, 2019.

The Company is in contact with borrowers with existing loans that have been impacted by COVID-19.  The Company has restructured payments for loan customers to help alleviate financial hardships, deferring or modifying payments on a total $233.9 million, or 247 loans, during the year ended December 31, 2020.  As of December 31, 2020, $209.8 million, or 220 loans, have successfully resumed payments as scheduled, $7.9 million, or 7 loans, have moved to active status and have a payment due in the first quarter of 2021, $6.9 million, or 17 loans, have closed and paid-in-full, leaving $9.3 million, or three loans, on deferral.  In accordance with GAAP and interagency guidance issued on March 22, 2020, these short-term modifications, six months or less, made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief, are not considered troubled debt restructurings.

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

An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	December 31,	December 31,
	2020	2019
	(dollars in thousands)
Commercial and industrial loans	$537	$965
Real estate loans:
Residential real estate loans	175	65
Total nonaccrual loans	$712	$1,030

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

Loans by credit quality risk rating are as follows as of the periods indicated:

	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
December 31, 2020
Commercial and industrial loans	$538,149	$397	$654	$-	$539,200
Real estate loans:
Construction, land, and land development loans	94,423	-	-	-	94,423
Residential real estate loans	143,540	154	175	-	143,869
Commercial real estate loans	763,647	11,278	-	-	774,925
Consumer and other loans	3,916	-	-	-	3,916
	$1,543,675	$11,829	$829	$-	1,556,333
Less net deferred origination fees					(9,195)
Loans receivable					$1,547,138
December 31, 2019
Commercial and industrial loans	$104,911	$4,740	$1,750	$-	$111,401
Real estate loans:
Construction, land, and land development loans	97,034	-	-	-	97,034
Residential real estate loans	114,823	123	65	-	115,011
Commercial real estate loans	608,773	4,625	-	-	613,398
Consumer and other loans	4,212	-	2	-	4,214
	$929,753	$9,488	$1,817	$-	941,058
Less net deferred origination fees					(1,955)
Loans receivable					$939,103

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

The following tables summarize the allocation of the allowance for loan loss, as well as the activity in the allowance for loan loss attributed to various segments in the loan portfolio, as of and for the year ended December 31, 2020.

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)

ALLL balance, December 31, 2019	$2,366	$2,745	$2,069	$3,126	$104	$1,060	$11,470
Provision for loan losses or (recapture)	1,123	1,169	1,341	4,684	34	(43)	8,308
	3,489	3,914	3,410	7,810	138	1,017	19,778
Loans charged-off	(141)	(369)	-	-	(15)	-	(525)
Recoveries of loans previously charged-off	5	-	-	-	4	-	9
Net (charge-offs) recoveries	(136)	(369)	-	-	(11)	-	(516)
ALLL balance, December 31, 2020	$3,353	$3,545	$3,410	$7,810	$127	$1,017	$19,262
ALLL amounts allocated to
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	3,353	3,545	3,410	7,810	127	1,017	19,262
ALLL balance, December 31, 2020	$3,353	$3,545	$3,410	$7,810	$127	$1,017	$19,262
Loans individually evaluated for impairment	$537	$-	$175	$-	$-		$712
Loans collectively evaluated for impairment	538,663	94,423	143,694	774,925	3,916		1,555,621
Loan balance, December 31, 2020	$539,200	$94,423	$143,869	$774,925	$3,916		$1,556,333

The following tables summarize the allocation of the allowance for loan loss, as well as the activity in the allowance for loan loss attributed to various segments in the loan portfolio, as of and for the year ended December 31, 2019:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
ALLL balance, December 31, 2018	$2,039	$1,806	$1,647	$2,648	$77	$1,190	$9,407
Provision for loan losses or (recapture)	677	1,014	422	507	54	(130)	2,544
	2,716	2,820	2,069	3,155	131	1,060	11,951
Loans charged-off	(355)	(75)	-	(29)	(35)	-	(494)
Recoveries of loans previously charged-off	5	-	-	-	8	-	13
Net (charge-offs) recoveries	(350)	(75)	-	(29)	(27)	-	(481)
ALLL balance, December 31, 2019	$2,366	$2,745	$2,069	$3,126	$104	$1,060	$11,470

As of December 31, 2018
ALLL amounts allocated to
Individually evaluated for impairment	$-	$-	$-	$-	$2	$-	$2
Collectively evaluated for impairment	2,366	2,745	2,069	3,126	102	1,060	11,468
ALLL balance, December 31, 2019	$2,366	$2,745	$2,069	$3,126	$104	$1,060	$11,470
Loans individually evaluated for impairment	$965	$-	$65	$-	$2		$1,032
Loans collectively evaluated for impairment	110,436	97,034	114,946	613,398	4,212		940,026
Loan balance, December 31, 2019	$111,401	$97,034	$115,011	$613,398	$4,214		$941,058

Note 5 – Premises and Equipment

The investment in premises and equipment consisted of the following at December 31:

	2020	2019
	(dollars in thousands)
Land	$3,051	$2,673
Buildings	10,533	7,525
Leasehold Improvements	3,952	3,906
Furniture	2,273	1,991
Equipment	4,788	3,708
Software	703	600
Projects in process	169	62
.	25,469	20,465
Less accumulated depreciation and amortization	(8,361)	(7,357)
Premises and equipment, net	$17,108	$13,108

Depreciation and amortization on premises and equipment charged to expense totaled $1,356,000 and $1,241,000 for the years ended December 31, 2020 and 2019, respectively.

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

The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating lease liabilities. The weighted average discount rate used to discount operating lease liabilities at December 31, 2020 was 3.4%.

The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantees.

Operating leases with original terms of 12 months or less are not included in ROU assets and operating lease liabilities recorded in our consolidated balance sheets. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis. As of December 31, 2020, the Company does not have any leases that have not yet commenced.  At December 31, 2020, lease expiration dates ranged from less than one year to 24 years, with additional renewal options on certain leases typically ranging from 5 to 10 years. At December 31, 2020, the dollar weighted average remaining lease term for the Company’s operating leases was 9.0 years.

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $1.5 million and $1.4 million, respectively, for the years ended December 31, 2020 and 2019. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following sets forth, as of December 31, 2020, the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew:

December 31,
(dollars in thousands)	2020
2021	$1,254
2022	1,258
2023	1,269
2024	864
2025	713
2026 and thereafter	3,209
Total lease payments	8,567
Less: amounts representing interest	1,244
Present value of lease liabilities	$7,323

The Company leases its Downtown Everett facility from related parties (Note 12).  Office space at a small number of branches is leased and sub-leased to a few tenants on month-to-month and multi-year leases.  Lease and sublease income was $122,000 and $58,000 for 2020 and 2019, respectively.  The Company leased two facilities from related parties in 2019. In addition to the Downtown Everett facility, the Silver Lake facility is leased under a noncancelable operating lease from an entity that is owned by a former director who retired from the Board in 2020.

The following table presents the components of total lease expense and operating cash flows for the year ended December 31, 2020:

December 31,
(dollars in thousands)	2020
Lease expense:
Operating lease expense	$1,304
Variable lease expense	289
Total lease expense (1)	$1,593
Cash paid:
Cash paid reducing operating lease liabilities	$1,574

(1) Included in net occupancy expense in the Consolidated Statements of Income.

The Company entered into a five-year prepaid capital lease for ATM machines beginning October 1, 2020.  The equipment is recorded as fixed assets on the Company’s balance sheet and depreciation expense is recognized on a straight-line basis over the term of the lease.  Depreciation expense was $33,000 for the year ended December 31, 2020, with $632,000 remaining as of December 31, 2020.

Note 7 - Deposits

The composition of consolidated deposits consisted of the following at the periods indicated:

	December 31,	December 31,
	2020	2019
	(dollars in thousands)
Demand, noninterest bearing	$592,261	$371,243
Now and money market	658,323	437,908
Savings	77,611	53,365
Total core deposits	1,328,195	862,516
BaaS brokered deposits	33,482	23,586
Time deposits less than $250,000	41,145	51,644
Time deposits $250,000 and over	18,485	30,213
Total deposits	$1,421,307	$967,959

The following table presents the maturity distribution of time deposits as of December 31, 2020 (dollars in thousands):

Twelve months	$46,070
One to two years	9,830
Two to three years	1,594
Three to four years	1,267
Four to five years	869
$59,630

Note 8 – Federal Home Loan Bank Advances and Other Borrowings

At December 31, 2020 and 2019 the Company had zero and $10,000,000, respectively, in overnight FHLB advances.  As of December 31, 2020, the Company borrowed a total of $25.0 million in FHLB long term advances.  This includes $10.0 million for a 2.25-year remaining term and $15.0 million advance with a 4.25-year remaining term, payable in the years ended December 31, 2023 and 2025, respecively.  FHLB advances totaled $25.0 million as of December 31, 2020 and $10.0 million as of December 31, 2019. The advances are secured by a blanket pledge of eligible collateral including first lien single family and multi-family mortgages with a carrying value of $129,494,000 and $119,695,000 at December 31, 2020 and 2019, respectively.  The Company has available borrowing capacity of an additional $65,723,000 from FHLB at December 31, 2020, subject to certain collateral requirements and with interest at then stated rate.

The following table provides details on FHLB overnight borrowings for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Maximum amount outstanding at any month-end during period:
FHLB Advances	$2,260	$20,000
Average outstanding balance during period:
FHLB Advances	$67	$746
Weighted average interest rate during period:
FHLB Advances	1.84%	2.30%
Balance outstanding at end of period:
FHLB Advances	$-	$10,000
Weighted average interest rate at end of period:
FHLB Advances	0.00%	1.73%

The following table provides details on FHLB long-term borrowings for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Maximum amount outstanding at any month-end during period:
FHLB Advances	$24,999	$-
Average outstanding balance during period:
FHLB Advances	$20,669	$-
Weighted average interest rate during period:
FHLB Advances	1.13%	0.00%
Balance outstanding at end of period:
FHLB Advances	$24,999	$-
Weighted average interest rate at end of period:
FHLB Advances	1.13%	0.00%

The Company has established an $50,000,000 unsecured line of credit with interest payable at the then-stated rate, with PCBB, which expires in June 2021.  There were no borrowings on this line at December 31, 2020 or 2019.

The Company has established a Borrower-in-Custody (BIC) arrangement with the FRB, which is secured by eligible loans, with interest payable at the then-stated rate.  At December 31, 2020, the Company had pledged commercial real estate loans totaling $43,490,000, which provided available borrowing capacity of $21,239,000.  At December 31, 2019, the Company had pledged commercial real estate loans totaling $43,827,000, which provided available borrowing capacity of $21,448,000.  There were no borrowings outstanding on this line of credit at December 31, 2020 or 2019.

To bolster the effectiveness of the SBA’s PPP loan program, the Federal Reserve is supplying liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The PPP provided loans to small businesses so that they can keep their employees on the payroll and pay for other allowed expenses. If the borrowers meet certain criteria, the loan may be forgiven.  The PPPLF extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. The interest rate is 0.35% and as PPP loans are paid down, the borrowing line must also be paid down.  As of December 31, 2020, the Bank had $153,716,000 outstanding in PPPLF advances. This is a new borrowing arrangement that has favorable capital treatment and is specific to the PPP loan program, and therefore there was no balance at December 31, 2019.

The following tables provides details on PPPLF borrowings for the periods indicated:

Year Ended December 31,
(Dollars in thousands)	2020
Maximum amount outstanding at any month-end during period:
PPPLF Advances	$202,595
Average outstanding balance during period:
PPPLF Advances	$124,068
Weighted average interest rate during period:
PPPLF Advances	0.35%
Balance outstanding at end of period:
PPPLF Advances	$153,716
Weighted average interest rate at end of period:
PPPLF Advances	0.35%

Note 9 – Subordinated Debt

At December 31, 2020 and 2019, the Company’s subordinated debt was as follows:

	Aggregate Principal Amount December 31, 2020	Aggregate Principal Amount December 31, 2019
		(dollars in thousands)
Total liability, at par	$10,000	$10,000
Less: unamortized debt issuance costs	(7)	(21)
Total liability, at carrying value	$9,993	$9,979
Stated Maturity:	August 1, 2026
Interest Rate:	Fixed @ 5.65% 5 years; then Wall Street Prime +2.5% starting August 1, 2021

On July 29, 2016, the Company issued a subordinated note payable to a bank. The $10,000,000 note, maturing on August 1, 2026, is fixed for five years at 5.65%, and thereafter is variable at a floating rate, calculated quarterly, based on the Wall Street Journal prime rate plus 2.5%. Interest is paid quarterly. Principal payments of $500,000 per quarter commence November 1, 2021, in conjunction with the floating rate period. Interest expense of $589,000 and $587,000 was recognized during 2020 and 2019, respectively, and accrued interest payable on this note totaled $96,000 at December 31, 2020 and 2019.

Note 10 – Junior Subordinated Debentures

At December 31, 2020 and 2019, the Company’s junior subordinated debentures were as follows:

Coastal (WA) Statutory Trust I	Aggregate Principal Amount December 31, 2020	Aggregate Principal Amount December 31, 2019
		(dollars in thousands)
Total liability, at par	$3,609	$3,609
Less: unamortized debt issuance costs	(25)	(26)
Total liability, at carrying value	$3,584	$3,583
Stated Maturity:	December 15, 2034
Interest Rate Spread:	Three-month LIBOR +2.10%

On December 15, 2004, the Company issued $3,609,000 floating rate junior subordinated debentures to Coastal (WA) Statutory Trust I, which was formed for the issuance of trust preferred securities. The debentures bear interest at three-month LIBOR plus 2.10% (fully indexed rate of 2.32% and 3.99% at December 31, 2020 and 2019, respectively). Interest is payable quarterly. Interest expense of $105,000 and $168,000 was recognized during 2020 and 2019, respectively, and accrued interest payable on these securities totaled $4,000 and $6,000 at December 31, 2020 and 2019, respectively. There are no principal payments due on these debentures in the next five years.

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. The Company is evaluating alternative reference rate options and the impact of the LIBOR change to this borrowing.

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

Note 11 – Federal Income Taxes

The components of the federal income tax for the Company consisted of the following at December 31:

	2020	2019
	(dollars in thousands)
Current tax expense	$5,069	$4,022
Deferred tax benefit	(1,074)	(561)
Total tax expense	$3,995	$3,461

At December 31, 2020 the current net income tax receivable was $599,000 and at December 31, 2019 the net income tax receivable was $191,000.

A reconciliation of the income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to the income before income taxes is as follows for the year ended December 31:

	2020		2019
	(dollars in thousands)
	Amount	Rate	Amount	Rate
Federal income tax at statutory rate	$4,020	21.0%	$3,499	21.0%
Effect of tax-exempt interest income	(110)	(0.6)	(98)	(0.6)
Stock-based compensation	51	0.3	64	0.4
Bank owned life insurance earnings	(42)	(0.2)	(41)	(0.2)
Other	76	0.4	37	0.2
	$3,995	20.9%	$3,461	20.8%

The Company did not record or accrue any interest and penalties related to income taxes for the years ended December 31, 2020 or 2019.  The Company and Bank have entered into a tax allocation agreement, which provides that income taxes shall be allocated between the parties on a separate monthly basis.  The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

The net deferred tax asset consists of the following temporary differences and carryforward items at December 31:

	2020	2019
	(dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$4,045	$2,409
Lease liability	1,538	1,761
Accrued expenses	507	334
Deferred compensation	181	205
Allowance for unfunded commitments	131	89
Nonqualified stock options	104	88
Interest on nonaccrual loans	41	28
Equity investment write-down	84	-
Restricted stock options	33	-
Deferred income	15	21
Net unrealized loss on available-for-sale securities	-	9
Total deferred tax assets	6,679	4,944

Deferred tax liabilities:
Right of use asset	(1,495)	(1,748)
Depreciation and amortization	(1,376)	(453)
Net unrealized gain on available-for-sale securities	(9)	-
Total deferred tax liabilities	(2,880)	(2,201)
Net deferred tax asset	$3,799	$2,743

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is regularly assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon its analysis of available evidence, including recent profitability, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of December 31, 2020 will be fully realized and therefore no valuation allowance was recorded.

At December 31, 2020, the Company had no federal net operating loss carryforwards or tax credit carryforwards. The Company files federal income tax returns.  Federal tax returns for the 2017 tax year and later are open for examination. The total amount of unrecognized tax benefits, including interest and penalties, at December 31, 2020 was not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has evaluated the impact of the CARES Act and determined that none of the changes would result in a material income tax benefit to the Company.On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends several provisions of the CARES Act. As of December 31, 2020, the Company has determined that neither this Act nor changes to income tax laws or regulations in other jurisdictions have a significant impact on our effective tax rate.

Note 12 – Related Party Transactions

During 2020 and 2019, the Company had transactions made in the ordinary course of business with certain of its executive officers and directors. All loans included in such transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

A summary of loan transactions follows:

	2020	2019
	(dollars in thousands)
Beginning Balance January 1	$10,315	$9,753
Additions	1,369	1,420
Payments	(566)	(858)
No longer related parties	(2,776)	-
Ending Balance December 31	$8,342	$10,315

The Company held deposits of $5,709,000 and $3,022,000 from directors, principal shareholders and executive officers at December 31, 2020 and 2019, respectively.

As discussed in Note 6, the Company leased one facility from a related party in 2020 and two facilities from related parties in 2019. The Silver Lake facility is leased under a noncancelable operating lease from an entity that is owned by a former director who retired from the Board in 2020. The lease was renewed in 2019 and amended at a market rate for ten years, with two renewal options of five years each. Payments are $15,000 a month and increase annually based on changes in the Consumer Price Index. The former director has a related party loan with the Company that is secured by the Silver Lake facility and totals $1,811,000 at December 31, 2020. The Everett branch facility is leased from a group of investors, one of which is a director. The Everett lease originated in 1997 for ten years and has been renewed through March 2024. Monthly rent under the Everett lease is $46,000 for the remaining lease term. Rents paid during 2020 for the related party Everett lease totaled $546,000 and rents paid during 2019 under both related party leases totaled and $728,000.

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

At December 31, 2020 and 2019, the Company had a reserve for unfunded commitments of $625,000 and $422,000, respectively, included in other liabilities on the consolidated balance sheet.

Financial instruments whose contract amount represents credit risk were as follows at December 31:

	2020	2019
	(dollars in thousands)
Commitments to extend credit:
Commercial and industrial loans	$189,884	$66,563
Construction - commercial real estate loans	69,866	42,371
Construction - residential real estate loans	18,489	21,361
Commercial real estate loans	20,482	9,888
Residential real estate loans	18,128	19,082
Other	1,101	1,181
Total commitments to extend credit	$317,950	$160,446
Standby letters of credit	$2,754	$2,250

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. No losses were incurred in 2020 or 2019 under these commitments.

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

On March 11, 2020, the World Health Organization assessed the COVID-19 outbreak and characterized itas a pandemic. Subsequent to the declaration of the pandemic, a variety of federal, state, and local governments have taken actions in response to the pandemic. The duration and intensity of the long-term impact of the COVID-19 and resulting impact to the Company is unknown as of December 31, 2020.

Note 14 – Concentration of Credit Risk

Most of the Company’s business activity is with customers who are concentrated in the state of Washington. Investments in municipal securities involve governmental entities within the state. Generally, amounts placed or invested in bank accounts are insured by the FDIC up to $250,000 per depositor for each relationship category at a bank. Uninsured deposits in bank accounts at December 31, 2020 and 2019, totaled $46,045,000 and $54,354,000, respectively.  Loans to the same borrower are generally limited, by state banking regulations, to 20% of the Bank’s capital and surplus. The Company manages asset quality and controls credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Company regularly utilizes real estate as collateral to reduce the risk of credit loss in the loan portfolio. As of December 31, 2020 and 2019, the Company has a concentration of credit in commercial real estate. Commercial real estate loans are typically secured by the Bank’s first lien position on the subject property. Standby letters of credit were granted primarily to commercial borrowers.

Note 15 - Stock-Based Compensation

Stock Options and Restricted Stock

On April 30, 2018, the Company’s shareholders approved the Coastal Financial Corporation 2018 Omnibus Incentive Plan (2018 Plan). The 2018 Plan authorizes the Company to grant awards, including but not limited to, stock options, restricted stock units, and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. The 2018 Plan replaces both the 2006 Plan and the Directors’ Stock Bonus Plan (2006 Plan). Existing awards will vest under the terms granted and no further awards will be granted under these prior plans. Shares available to be granted under the 2018 plan were 265,540 at December 31, 2020.

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

The following assumptions were used to estimate the value of options granted under the 2018 Plan as applicable in the period indicated.  There were no new options granted in the year ended December 31, 2020:

Year Ended December 31, 2019
Expected term	10.0
Expected stock price volatility	48.79%
Risk-free interest rate	2.74%
Expected dividends	Zero
Weighted average grant date fair value	$9.22

A summary of stock option activity under the Company’s Plan during the year ended December 31, 2020:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
(dollars in thousands, except per share amounts)
Outstanding at December 31, 2019	784,217	$7.73	5.95	$6,587
Granted	-	-
Exercised	(31,300)	6.46
Forfeited or expired	(3,520)	14.91
Outstanding at December 31, 2020	749,397	$7.75	5.04	$9,933
Vested or expected to vest at December 31, 2020	749,397	$7.75	5.04	$9,933
Exercisable at December 31, 2020	327,693	$6.45	3.84	$4,767

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the year ended December 31, 2020 was $253,000. The intrinsic value of options exercised during the year ended December 31, 2019 was $185,000.

As of December 31, 2020, there was $1,891,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. Total unrecognized compensation costs is adjusted for unvested forfeitures. The Company expects to recognize that cost over a weighted-average period of approximately 6.6 years.   Compensation expense recorded related to stock options was $405,000 and $391,000 for the years ended December 31, 2020 and 2019, respectively.

Restricted Stock Units

In February 2020, the Company granted 78,756 restricted stock units under the 2018 Plan to employees, which vest ratably over 10 years.  In April 2020, the Company granted 1,490 restricted stock units under the 2018 Plan to an employee, which vest ratably over 10 years.  In July 2020, the Company granted 13,804 restricted stock units under the 2018 Plan to employees, which cliff vest after 5 years.

The fair value of restricted stock units is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock units are nonparticipating securities.

As of December 31, 2020, there was $1.4 million of total unrecognized compensation cost related to nonvested restricted stock units.  The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 8.5 years.  Compensation expense recorded related to restricted stock units was $151,000 for the year ended December 31, 2020.  There were no restricted stock units and no compensation expense recorded related to restricted stock units for the year ended December 31, 2019.

A summary of the Company’s nonvested restricted stock units at December 31, 2020 and changes during the year is presented below:

Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
was(dollars in thousands, except per share amounts)
Nonvested shares at December 31, 2019	-	$-	$-
Granted	94,050	17.25
Forfeited	(3,801)	17.81
Vested	-	-
Nonvested shares at December 31, 2020	90,249	$17.25	$352

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

As of December 31, 2020, there was $63,000 of total unrecognized compensation cost related to nonvested restricted stock awards.  The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 7.1 years.  Compensation expense recorded related to restricted stock awards was $7,000 and $8,000 for the years ended December 31, 2020 and 2019, respectively.

Director’s Stock Bonus

The Company adopted and subsequently amended the Director’s Stock Bonus Plan (Bonus Plan). The Bonus Plan was replaced on April 30, 2018, when the shareholders approved the 2018 Omnibus Incentive Plan.

Stock was previously granted to directors who attended at least 75% of the scheduled board meetings during the prior year. Grants cliff vest over one or two years from date awarded, contingent on the director still being a director of the Company. During the vesting period, the grants are considered participating securities.

Awards previously granted under the Bonus Plan will vest under the term granted.  Under the 2018 Plan, for the year ended December 31, 2020, eligible directors were granted stock with a total market value of $15,000, and the Board Chair was granted stock with a total market value of $25,000. For the stock granted in 2020, $5,000 is subject to a two-year cliff vesting period, and the remaining stock will cliff vest prior to the next annual meeting date.  Under the 2018 Plan, for the year ended December 31, 2019, eligible directors were granted stock with a total market value of $5,000. Directors unable to receive stock receive cash in lieu upon completion of the two-year cliff vesting period. Cash awards are recognized over the two-year cliff vesting period and recorded in other liabilities until paid.

In February 2020, there were 2,248 shares granted to eight directors at an estimated fair value of $17.81 per share. In October 2020, there were 6,056 shares granted to eight directors at an estimated fair value of $14.85 per share, and in November of 2020, there were 329 shares granted to one director at an estimated fair value of $17.77 per share.  During 2019, there were 2,352 shares granted to seven directors at an estimated fair value of $14.91 per share. Compensation expense recorded related to the Plan totaled $67,000 and $32,000 for the years ended December 31, 2020 and 2019, respectively.

A summary of the Company’s nonvested shares at December 31, 2020 and changes during the year is presented below:

Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
(dollars in thousands, except per share amounts)
Nonvested shares at December 31, 2019	10,257	$11.71	$49
Granted	12,642	16.36
Forfeited	(3,500)	15.35
Vested	(5,022)	8.22
Nonvested shares at December 31, 2020	14,377	$16.15	$70

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

The Company determines and sets 401(k) contributions each year. Company matching contributions will be approved by the board of directors annually on a discretionary basis. In 2020 and 2019, the Company provided matching contributions totaling $760,000 and $578,000, respectively.

Deferred compensation plan - The Company established a deferred compensation plan in 2003 for certain management personnel. Two former employees were covered by this plan and the plan is now distributing benefits to these retired individuals. The plan was designed to help supplement retirement benefits for participants. The benefits may be funded by bank-owned life insurance policies. The life insurance policies had a cash surrender value of $7,082,000 and $6,682,000 at December 31, 2020 and 2019, respectively. Liabilities to employees, which are being accrued over the life of the participant’s Plan, were $863,000 and $974,000 at December 31, 2020 and 2019, respectively. Compensation expense related to this Plan was $64,000 and $72,000 for the years ended December 31, 2020 and 2019, respectively. Payments of accrued benefits totaling $175,000 were made during 2020 and 2019.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital and common equity Tier 1 capital to risk- weighted assets (as defined in the regulations), and Tier 1 capital to average adjusted total consolidated assets (as defined). According to regulatory guidelines, only the amount of deferred tax assets that can be realized within the next 12 months based on projected taxable income is allowed in the computation. There were no disallowed deferred tax assets at December 31, 2020 and 2019.

Under the capital adequacy guidelines on the regulatory framework for prompt corrective action (as set forth in the table on the next page), the Bank met the criteria to be considered well capitalized as of December 31, 2020 and 2019. Such determination has been made based on the Bank’s total risk-based capital ratio, Tier 1 risk-based capital ratio, common equity Tier 1 risk-based capital ratio, and leverage ratio. There have been no conditions or events since December 31, 2020, that management believes would change the Bank’s category.

Under capital adequacy regulations, the Bank must maintain a capital conservation buffer of common equity Tier 1 capital of at least 2.5% above the adequately capitalized risk-based capital ratios to avoid restrictions on the payment of capital distributions and discretionary bonus payments. Management believes the Bank exceeds all capital adequacy requirements to which it is subject, including the ratios described below and the capital conservation buffer, as of December 31, 2020.

The Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2020
Leverage Capital (to average assets)
Consolidated	$143,532	9.05%	$63,454	4.00%	$79,318	5.00%
Bank Only	147,262	9.29%	63,421	4.00%	79,276	5.00%
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Consolidated	140,032	11.27%	55,935	4.50%	80,795	6.50%
Bank Only	147,262	11.86%	55,879	4.50%	80,713	6.50%
Tier I Capital (to risk-weighted assets)
Consolidated	143,532	11.55%	74,580	6.00%	99,440	8.00%
Bank Only	147,262	11.86%	74,505	6.00%	99,340	8.00%
Total Capital (to risk-weighted assets)
Consolidated	169,123	13.61%	99,440	8.00%	124,300	10.00%
Bank Only	162,837	13.11%	99,340	8.00%	124,175	10.00%
December 31, 2019
Leverage Capital (to average assets)
Consolidated	$127,524	11.64%	$43,806	4.00%	$54,758	5.00%
Bank Only	122,904	11.22%	43,801	4.00%	54,751	5.00%
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Consolidated	124,024	12.78%	43,659	4.50%	63,064	6.50%
Bank Only	122,904	12.43%	44,504	4.50%	64,283	6.50%
Tier I Capital (to risk-weighted assets)
Consolidated	127,524	13.14%	58,213	6.00%	77,617	8.00%
Bank Only	122,904	12.43%	59,338	6.00%	79,118	8.00%
Total Capital (to risk-weighted assets)
Consolidated	149,416	15.40%	77,617	8.00%	97,021	10.00%
Bank Only	134,796	13.63%	79,118	8.00%	98,897	10.00%

Note 18 - Fair Value Measurements

The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	December 31, 2020		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$18,965	$18,965	$18,965	-	-
Interest earning deposits with other banks	144,152	144,152	144,152	-	-
Investment securities	23,247	23,356	20,028	3,328	-
Other investments	6,059	6,059	-	5,209	850
Loans receivable, net	1,527,876	1,535,541	-	-	1,535,541
Accrued interest receivable	8,616	8,616	-	8,616	-
Financial liabilities
Deposits	$1,421,307	1,421,534	$-	$1,421,534	$-
Paycheck Protection Program Liquidity Facility	$153,716	153,716		$153,716
FHLB advances	24,999	24,787	-	24,787	-
Subordinated debt	9,993	9,913	-	9,913	-
Junior subordinated debentures	3,584	2,707	-	2,707	-
Accrued interest payable	531	531	-	531	-

	December 31, 2019		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$16,555	$16,555	$16,555	-	-
Interest earning deposits with other banks	111,259	111,259	111,259	-	-
Investment securities	32,710	32,689	24,945	7,744	-
Other investments	4,505	4,505	-	4,005	500
Loans receivable, net	927,633	922,046	-	-	922,046
Accrued interest receivable	2,980	2,980	-	2,980	-
Financial liabilities
Deposits	$967,959	967,804	$-	$967,804	$-
FHLB advances	10,000	10,000	-	10,000	-
Subordinated debt	9,979	9,879	-	9,879	-
Junior subordinated debentures	3,583	3,214	-	3,214	-
Accrued interest payable	308	308	-	308	-

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

Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
December 31, 2020
Available-for-sale
U.S. Treasury securities	$20,028	$-	$-	$20,028
U.S. Agency collateralized mortgage obligations	-	100	-	100
U.S. Agency residential mortgage-backed securities	-	10	-	10
Municipals	-	261	-	261
	$20,028	$371	$-	$20,399

December 31, 2019
Available-for-sale
U.S. Treasury securities	$24,945	$-	$-	$24,945
U.S. Government agencies	-	2,999	-	2,999
U.S. Agency collateralized mortgage obligations	-	129	-	129
U.S. Agency residential mortgage-backed securities	-	27	-	27
Municipals	-	260	-	260
	$24,945	$3,415	$-	$28,360

The following methods were used to estimate the fair value of the class of financial instruments above:

Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2020 and December 31, 2019. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets measured at fair value using significant unobservable inputs (Level 3)

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the dates indicated:

	Valuation Technique	Unobservable Inputs	December 31, 2020 Weighted Average Rate	December 31, 2019 Weighted Average Rate
Impaired loans	Collateral valuations	Discount to appraised value	9%	10%

Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
December 31, 2020
Impaired loans	$-	$-	$712	$712
Total	$-	$-	$712	$712

December 31, 2019
Impaired loans	$-	$-	$1,030	$1,030
Total	$-	$-	$1,030	$1,030

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

Note 19 – Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income.  The following table presents the Company’s noninterest income by revenue stream for the years ended December 31:

	2020	2019
	(dollars in thousands)
Deposit service charges and fees
Interchange income	$1,501	$1,354
Merchant service fees	478	494
Overdraft fees	334	479
Other	778	780
BaaS fees	2,365	2,060
Loan referral fees	1,726	1,438
Mortgage broker fees	655	447
Earnings on life insurance (1)	200	194
Loan servicing fees (1)	140	70
Lease and sublease income (1)	122	58
Gain on sale of loans (1)	82	490
Gain on sale of securities (1)	-	171
Impairment on equity investment (1)	(400)	-
Other (2)	201	223
Total noninterest income	$8,182	$8,258

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

BaaS Fees: The Company earns fees and is reimbursed for certain expenses, as specified in the contract, for providing banking services to customers of third-party companies. Fees are recorded gross and recognized on a monthly basis, as earned.

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

Note 20 - Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Year ended
	December 31, 2020	December 31, 2019
	(dollars in thousands, except share data)
Net Income	$15,146	$13,201
Basic weighted average number common shares outstanding	11,920,735	11,896,258
Dilutive effect of share-based compensation	288,636	299,862
Diluted weighted average number common shares outstanding	12,209,371	12,196,120
Basic earnings per share	$1.27	$1.11
Diluted earnings per share	$1.24	$1.08
Antidilutive stock options and restricted stock outstanding	226,878	138,089

Note 21 – Parent Company Only Condensed Financial Information

Condensed financial information of Coastal Financial Corporation follows:

	December 31,	December 31,
	2020	2019
ASSETS
Cash	$5,071	$13,861
Investment in trust equities	109	109
Investment in subsidiaries	147,749	123,322
Other investments	850	500
Other assets	122	52
TOTAL ASSETS	$153,901	$137,844
LIABILITIES AND SHAREHOLDERS' EQUITY
Junior subordinated debentures, net of issuances costs	$3,584	$3,583
Subordinated debt, net of debt issuance costs	9,993	9,979
Interest and dividends payable	100	102
Other liabilities	7	7
Shareholders' equity	140,217	124,173
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$153,901	$137,844

	Year ended December 31,
	2020	2019
INCOME
Interest bearing other investments	$3	$5
Unrealized loss on equity investment	(400)	-
Total income	(397)	5
EXPENSE
Interest expense	694	755
Other expenses	350	209
Total expense	1,044	964
Loss before income taxes and undistributed net income of subsidiary	(1,441)	(959)
Equity in undistributed income of consolidated subsidiaries	16,299	13,960
Income tax benefit	(288)	(200)
NET INCOME	$15,146	$13,201

	Year ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,146	$13,201
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed income of consolidated subsidiaries	(16,299)	(13,960)
Stock-based compensation	68	33
Impairment on equity investment	400	-
(Increase) decrease in other assets	(70)	(46)
Increase in other liabilities	13	15
Net cash used by operating activities	(742)	(757)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(7,500)	(5,255)
Investments in other, net	(750)	(500)
Net cash used by investing activities	(8,250)	(5,755)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	202	121
Net cash provided by financing activities	202	121
NET CHANGE IN CASH	(8,790)	(6,391)
Cash, beginning of year	13,861	20,252
Cash, end of year	$5,071	$13,861