Form 10-Q
period 2021-03-31
COASTAL FINANCIAL CORP
filed 2021-05-07
CIK 1437958

452.9 No

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 3, 2021 there were 11,991,730 shares of the issuer’s common stock outstanding.

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

Factors that may affect our results are disclosed in “Item 1A. Risk Factors” in Part II of this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K”).  Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the difficult market conditions and unfavorable economic conditions and uncertainties associated with the COVID-19 pandemic, particularly in the markets in which we operate and in which our loans are concentrated, including declines in housing markets, an increase in unemployment levels and slowdowns in economic growth; our expected future financial results; the overall health of the local and national real estate market; the credit risk associated with our loan portfolio, such as possible additional loan losses and impairment of collectability of loans as a result of the COVID-19 pandemic and policies and programs implemented by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), including its automatic loan forbearance provisions and the effects on our loan portfolio from our Paycheck Protection Program (“PPP”) lending activities, specifically with our commercial real estate loans; our level of nonperforming assets and the costs associated with resolving problem loans; business and economic conditions generally and in the financial services industry, nationally and within our market area; our ability to maintain an adequate level of allowance for loan losses; our ability to successfully manage liquidity risk; our ability to implement our growth strategy and manage costs effectively; the composition of our senior leadership team and our ability to attract and retain key personnel; our ability to raise additional capital to implement our business plan; changes in market interest rates and impacts of such changes on our profits and business; the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; interruptions involving our information technology and telecommunications systems or third-party servicers; our ability to maintain our reputation; increased competition in the financial services industry; regulatory guidance on commercial lending concentrations; our relationship with broker-dealers and digital financial service providers; the effectiveness of our risk management framework; the costs and obligations associated with being a publicly traded company; the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject; the extensive regulatory framework that applies to us; the impact of recent and future legislative and regulatory changes and economic stimulus programs; and other changes in banking, securities and tax laws and regulations, and their application by our regulators; the impact on our operations due to epidemic illnesses, natural or man-made disasters, such as wildfires, the effects of regional or national civil unrest, and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions; the impact of benchmark interest rate reform in the U.S. and implementation of alternative reference rates, such as the Secured Overnight Financing Rate, to the London Interbank Offered Rate (“LIBOR”); fluctuations in the value of the securities held in our securities portfolio; governmental monetary and fiscal policies; material weaknesses in our internal control over financial reporting; and our success at managing the risks involved in the foregoing items.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Furthermore, many of these risks and uncertainties are currently amplified by and may continue to be amplified by or may, in the future, be amplified by, the COVID-19 pandemic and the impact of varying governmental responses that affect our customers and the economies where they operate. You are cautioned not to place undue reliance on forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)

ASSETS
	March 31,	December 31,
	2021	2020
Cash and due from banks	$16,842	$18,965
Interest earning deposits with other banks (restricted cash of $0 at March 31, 2021 and December 31, 2020)	187,472	144,152
Investment securities, available for sale, at fair value	20,378	20,399
Investment securities, held to maturity, at amortized cost	2,515	2,848
Other investments	6,829	6,059
Loans receivable	1,766,723	1,547,138
Allowance for loan losses	(19,610)	(19,262)
Total loans receivable, net	1,747,113	1,527,876
Premises and equipment, net	17,194	17,108
Operating lease right-of-use assets	6,900	7,120
Accrued interest receivable	8,597	8,616
Bank-owned life insurance, net	7,133	7,082
Deferred tax asset, net	3,802	3,799
Other assets	4,584	2,098
Total assets	$2,029,359	$1,766,122

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$1,671,715	$1,421,307
Federal Home Loan Bank ("FHLB") advances	24,999	24,999
Paycheck Protection Program Liquidity Facility	158,519	153,716
Subordinated debt
Principal amount $10,000 (less unamortized debt issuance costs of $4 and $7 at March 31, 2021 and December 31, 2020, respectively)	9,996	9,993
Junior subordinated debentures
Principal amount $3,609 (less unamortized debt issuance costs of $24 and $25 at March 31, 2021 and December 31, 2020, respectively)	3,585	3,584
Deferred compensation	833	863
Accrued interest payable	538	531
Operating lease liabilities	7,105	7,323
Other liabilities	5,330	3,589
Total liabilities	1,882,620	1,625,905
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at March 31, 2021 and December 31, 2020; issued and outstanding: zero shares at March 31, 2021 and December 31, 2020	-	-
Common stock, no par value:
Authorized: 300,000,000 shares at March 31, 2021 and December 31, 2020; 11,988,636 shares at March 31, 2021 issued and outstanding and 11,954,327 shares at December 31, 2020 issued and outstanding	88,329	87,815
Retained earnings	58,386	52,368
Accumulated other comprehensive income (loss), net of tax	24	34
Total shareholders’ equity	146,739	140,217
Total liabilities and shareholders’ equity	$2,029,359	$1,766,122

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended March 31,
	2021	2020
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$18,230	$12,627
Interest on interest earning deposits with other banks	70	358
Interest on investment securities	28	119
Dividends on other investments	30	16
Total interest income	18,358	13,120
INTEREST EXPENSE
Interest on deposits	660	1,554
Interest on borrowed funds	383	202
Total interest expense	1,043	1,756
Net interest income	17,315	11,364
PROVISION FOR LOAN LOSSES	357	1,578
Net interest income after provision for loan losses	16,958	9,786
NONINTEREST INCOME
Deposit service charges and fees	863	723
BaaS fees	948	579
Loan referral fees	597	1,053
Mortgage broker fees	262	162
Sublease and lease income	32	30
Gain on sales of loans, net	130	-
Other income	152	124
Total noninterest income	2,984	2,671
NONINTEREST EXPENSE
Salaries and employee benefits	7,686	5,683
Occupancy	1,058	927
Data processing	697	551
Software licenses, maintenance and subscriptions	484	271
Director and staff expenses	220	270
Excise taxes	359	203
Marketing	82	112
Legal and professional fees	760	323
Federal Deposit Insurance Corporation ("FDIC") assessments	195	70
Business development	99	125
Other expense	712	484
Total noninterest expense	12,352	9,019
Income before provision for income taxes	7,590	3,438
PROVISION FOR INCOME TAXES	1,572	714
NET INCOME	$6,018	$2,724
Basic earnings per common share	$0.50	$0.23
Diluted earnings per common share	$0.48	$0.22
Weighted average number of common shares outstanding:
Basic	11,980,092	11,909,248
Diluted	12,412,813	12,208,175

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2021	2020
NET INCOME	$6,018	$2,724
OTHER COMPREHENSIVE INCOME, before tax
Securities available-for-sale
Unrealized holding (loss) gain during the period	(13)	109
Income tax benefit (expense) related to unrealized holding (loss) gain	3	(23)
OTHER COMPREHENSIVE (LOSS) INCOME, net of tax	(10)	86
COMPREHENSIVE INCOME	$6,008	$2,810

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)

	Shares of Common Stock	Amount of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2019	11,913,885	$86,983	$37,222	$(32)	$124,173
Net income	-	-	2,724	-	2,724
Issuance of restricted stock awards	6,248	-	-	-	-
Forfeiture of restricted stock awards	-	-	-	-	-
Exercise of stock options	9,280	54	-	-	54
Stock-based compensation	-	129	-	-	129
Other comprehensive income	-	-	-	86	86
BALANCE, March 31, 2020	11,929,413	$87,166	$39,946	$54	$127,166

BALANCE, December 31, 2020	11,954,327	$87,815	$52,368	$34	$140,217
Net income	-	-	6,018	-	6,018
Issuance of restricted stock awards	5,978	-	-	-	-
Vesting of restricted stock units	7,426	-	-	-	-
Exercise of stock options	20,905	151	-	-	151
Stock-based compensation	-	363	-	-	363
Other comprehensive loss	-	-	-	(10)	(10)
BALANCE, March 31, 2021	11,988,636	$88,329	$58,386	$24	$146,739

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,018	$2,724
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	357	1,578
Depreciation and amortization	416	309
Loss on disposition of fixed assets	-	3
Decrease in operating lease right-of-use assets	261	265
Decrease in operating lease liabilities	(259)	(260)
Gain on sales of loans	(130)	-
Proceeds from sale of loans	2,201	-
Net premium amortization (discount accretion) on investment securities	10	(4)
Stock-based compensation	363	129
Increase in bank-owned life insurance value	(51)	(49)
Deferred tax benefit	-	(15)
Net change in other assets and liabilities	(745)	339
Net cash provided by operating activities	8,441	5,019
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in interest earning deposits with other banks	(43,320)	(31,208)
Purchase of investment securities available for sale	(14,998)	-
Change in other investments, net	(770)	(1,218)
Principal paydowns of investment securities available-for-sale	8	8
Principal paydowns of investment securities held-to-maturity	321	56
Maturities and calls of investment securities available-for-sale	15,000	13,000
Increase in loans receivable, net	(221,665)	(66,200)
Purchases of premises and equipment, net	(502)	(1,399)
Net cash used by investing activities	(265,926)	(86,961)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and money market, and savings	254,770	30,210
Net (decrease) increase in time deposits	(4,362)	6,893
Net repayments from short term FHLB borrowing	-	(10,000)
Net advances from long term FHLB borrowing	-	24,999
Net advances from Paycheck Protection Program Liquidity Facility	4,803	-
Proceeds from exercise of stock options	151	54
Net cash provided by financing activities	255,362	52,156
NET CHANGE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	(2,123)	(29,786)
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	18,965	43,910
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of quarter	$16,842	$14,124
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$1,036	$1,754
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$(13)	$109
In conjunction with ASU 2016-02 as detailed in Note 6 to the Unaudited Consolidated Financial Statements, the following assets and liabilities were recognized:
Operating lease right-of-use assets	$41	$-
Operating lease liabilities	$(41)	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of operations - Coastal Financial Corporation (“Corporation” or “Company”) is a registered bank holding company whose wholly owned subsidiaries are Coastal Community Bank (“Bank”) and Arlington Olympic LLC (“LLC”). The Company is a Washington state corporation that was organized in 2003. The Bank was incorporated and commenced operations in 1997 and is a Washington state-chartered commercial bank that is a Federal Reserve member bank. Arlington Olympic LLC was formed in 2019 and owns the Company’s Arlington branch, which the Bank leases from the LLC.

The Company provides a full range of banking products and services to small and medium-sized businesses, professionals, and individuals throughout the greater Puget Sound area through its branches in Snohomish, Island, and King Counties, the Internet, and its mobile banking application. The Company previously announced the sale of its Freeland Branch, which was effective April 30, 2021, which brought the total branch locations to 14.  The Bank’s main branch and the headquarters of the Bank and Company are located in Everett, Washington. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s loans and deposits are primarily within the greater Puget Sound area, and the Bank’s primary funding source is deposits from customers. The CCBX division provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services.  In addition, the Bank expects to introduce a digital bank offering in collaboration with Google. The Bank is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has regulatory and supervisory authority over the Company.

Financial statement presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting requirements and with instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2021. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for future periods.

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

Principles of consolidation - The consolidated financial statements include the accounts of the Company, the Bank and the LLC. All significant intercompany accounts have been eliminated in consolidation.

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

Subsequent Events - The Company has evaluated events and transactions subsequent to March 31, 2021 for potential recognition or disclosure.  To the extent any events and conditions exist, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions. As referenced above, the sale of the Freeland branch was effective April 30, 2021, which included approximately $1.9 million in loans and $24.1 million in deposits.  Other than the sale of the Freeland branch, the Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

Reclassifications - Certain amounts reported in prior quarters' consolidated financial statements have been reclassified to conform to the current presentation with no effect on stockholders’ equity or net income.

Note 2 - Recent accounting standards

Recent Accounting Guidance

Under Accounting Standards Codification (“ASC”) Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The CARES Act specified that, to be eligible not to be considered a TDR, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the federal national emergency or (B) December 31, 2020 (which has since been extended to January 1, 2022 by the Consolidated Appropriations Act, 2021, as discussed below). Additionally, under guidance from the federal bank regulatory agencies, including the Federal Reserve and the Federal Deposit Insurance Corporation, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40. These modifications include short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. The federal banking agencies confirmed with the staff of the Financial Accounting Standards Board (“FASB”) that such short-term modifications not to be considered TDRs.  See Note 4 of the Condensed Consolidated Financial Statements of this Report for disclosure of the impact to date.

Consolidated Appropriations Act, 2021. In response to the COVID-19 pandemic, Congress, through the enactment of the Consolidated Appropriations Act, 2021 on December 27, 2020, took a series of actions to provide national emergency economic relief measures.  Such action included extending the relief offered under the CARES Act related to TDRs as a result of COVID-19 through January 1, 2022 or 60 days after the end of the national emergency declared by the President, whichever is earlier. The suspension of GAAP is applicable for the entire term of the modification. The Bank is applying this guidance to qualifying COVID-19 Modifications.

Recent Accounting Guidance Not Yet Effective

In September 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendment is effective for annual periods beginning after December 15, 2019 and interim period within those annual periods. The Company’s implementation of ASU 2016-13 will be effective January 1, 2023.  The Company is actively assessing the data and the model needs and is evaluating the impact of adopting the amendment. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period, January 2023, in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

Note 3 - Investment Securities

The amortized cost and fair values of investment securities at the date indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
March 31, 2021
Available-for-sale
U.S. Treasury securities	$19,998	$20	$-	$20,018
U.S. Agency collateralized mortgage obligations	88	4	-	92
U.S. Agency residential mortgage-backed securities	8	-	-	8
Municipal bonds	254	6	-	260
Total available-for-sale securities	20,348	30	-	20,378
Held-to-maturity
U.S. Agency residential mortgage-backed securities	2,515	98	-	2,613
Total investment securities	$22,863	$128	$-	$22,991

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2020
Available-for-sale
U.S. Treasury securities	$19,997	$31	$-	$20,028
U.S. Agency collateralized mortgage obligations	96	4	-	100
U.S. Agency residential mortgage-backed securities	10	-	-	10
Municipal bonds	254	7	-	261
Total available-for-sale securities	20,357	42	-	20,399
Held-to-maturity
U.S. Agency residential mortgage-backed securities	2,848	109	-	2,957
Total investment securities	$23,205	$151	$-	$23,356

The amortized cost and fair value of debt securities at March 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers or the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are shown separately, since they are not due at a single maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
March 31, 2021
Amounts maturing in
One year or less	$19,998	$20,018	$-	$-
After one year through five years	254	260	-	-
	20,252	20,278	-	-
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	96	100	2,515	2,613
	$20,348	$20,378	$2,515	$2,613

Investment securities with carrying values of $21.5 million and $22.0 million at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.  During the quarter ended March 31, 2021 three U.S. Treasury Bills were purchased for a total of $15.0 million, to replace maturing securities.

There were no sales of securities during the three months ended March 31, 2021 or 2020.

There were no gross unrealized losses or securities in an unrealized loss position as of the quarter ended March 31, 2021, or December 31, 2020.

Note 4 - Loans and Allowance for Loan Losses

The composition of the loan portfolio is as follows as of the periods indicated:

	March 31,	December 31,
	2021	2020

Commercial and industrial loans	$746,274	$539,200
Real estate loans:
Construction, land, and land development	104,596	94,423
Residential real estate	136,417	143,869
Commercial real estate	793,633	774,925
Consumer and other loans	4,114	3,916
Gross loans receivable	1,785,034	1,556,333
Net deferred origination fees and premiums	(18,311)	(9,195)
Loans receivable	$1,766,723	$1,547,138

Included in commercial and industrial loans are Paycheck Protection Program (“PPP”) loans of $543.8 million at March 31, 2021 and $365.8 million at December 31, 2020.  PPP loans are 100% guaranteed by the Small Business Administration (“SBA”).  Also included in commercial and industrial loans as of March 31, 2021 and December 31, 2020, is $102.2 million and $65.6 million, respectively in capital call lines, provided to venture capital firms through one of our BaaS clients.  These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our BaaS client and the underwriting is reviewed and approved by the Bank on every loan.

Included in consumer and other loans are overdrafts of $11,000 and $31,000 at March 31, 2021 and December 31, 2020, respectively. The Company has pledged loans totaling $346.1 million and $326.8 million at March 31, 2021 and December 31, 2020, respectively, for borrowing lines at the FHLB and Federal Reserve Bank (“FRB”).

The balance of SBA and United States Department of Agriculture (“USDA”) loans and participations sold and serviced for others totaled was $21.6 million and $20.6 million at March 31, 2021 and December 31, 2020, respectively.

The balance of Main Street Lending Program (“MSLP”) loans participated and serviced totaled $56.3 million at March 31, 2021 and December 31, 2020.

The Company, at times, purchases individual loans at fair value as of the acquisition date. Purchased loans with remaining balances totaled $18.6 million and $19.3 million as of March 31, 2021 and December 31, 2020, respectively. Unamortized premiums totaled $302,000 and $306,000 as of March 31, 2021 and December 31, 2020, respectively, and are amortized into interest income over the life of the loans.

The Company has purchased participation loans with remaining balances totaling $46.7 million and $44.9 million as of March 31, 2021 and December 31, 2020, respectively.

The following is a summary of the Company’s loan portfolio segments:

Commercial and industrial loans – Commercial and industrial loans are secured by business assets including inventory, receivables and machinery and equipment of businesses located generally in the Company’s primary market area. Loan types include revolving lines of credit, term loans, and loans secured by liquid collateral such as cash deposits or marketable securities. The Company also issues letters of credit on behalf of its customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.   The Company also has capital call lines which are provided to venture capital firms through one of our BaaS clients.  Also included in this category are SBA 7(a) loans, which allow small business owners to apply for financial assistance via the PPP as prescribed in the CARES Act.  These loans have a contractual rate of 1.0%, with maturity terms of two to five years, are unsecured, 100% guaranteed and loan proceeds may be forgiven by the U.S. Government / SBA if used for certain purposes.  To bolster the effectiveness of the SBA’s PPP loan program, the Federal Reserve is supplying liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility (“PPPLF”) extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. The interest rate is 0.35% and as PPP loans are paid down, the PPPLF borrowing line must also be paid down.

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

Residential real estate loans – Residential real estate loans include various types of loans for which the Company holds real property as collateral. Included in this segment are first lien single family loans, which are occasionally purchased to diversify the Company’s loan portfolio, and rental portfolios secured by one-to-four family homes. The primary risks of residential real estate loans include the borrower’s inability to pay, material decreases in the value of the collateral, and significant increases in interest rates which may make the loan unprofitable.

Commercial real estate (includes owner occupied and nonowner occupied) loans – Commercial real estate loans include various types of loans for which the Company holds real property as collateral. The primary risks of commercial real estate loans include the borrower’s inability to pay, material decreases in the value of the collateralized real estate and significant increases in interest rates, which may make the real estate loan unprofitable. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.

Consumer and other loans – The Company originates a limited number of consumer loans, generally for banking customers only, which consist primarily of home equity lines of credit, saving account secured loans, and auto loans. This loan category also includes overdrafts. Repayment of these loans is dependent on the borrower’s ability to pay and the fair value of the underlying collateral.

The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
March 31, 2021
Commercial and industrial loans	$138	$488	$626	$745,648	$746,274	$-
Real estate loans:
Construction, land and land development	-	-	-	104,596	104,596	-
Residential real estate	1,708	59	1,767	134,650	136,417	-
Commercial real estate	396	-	396	793,237	793,633	-
Consumer and other loans	-	-	-	4,114	4,114	-
	$2,242	$547	$2,789	$1,782,245	$1,785,034	$-
Less net deferred origination fees and premiums					(18,311)
Loans receivable					$1,766,723

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2020
Commercial and industrial loans	$133	$537	$670	$538,530	$539,200	$-
Real estate loans:
Construction, land and land development	1	-	1	94,422	94,423	-
Residential real estate	1,108	60	1,168	142,701	143,869	-
Commercial real estate	-	-	-	774,925	774,925	-
Consumer and other loans	-	-	-	3,916	3,916	-
	$1,242	$597	$1,839	$1,554,494	1,556,333	$-
Less net deferred origination fees and premiums					(9,195)
Loans receivable					$1,547,138

A summary of information pertaining to impaired loans as of the period indicated:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	(dollars in thousands)
March 31, 2021
Commercial and industrial loans	$756	$355	$133	$488	$118
Real estate loans:
Residential real estate	188	173	-	173	-
Total	$944	$528	$133	$661	$118

December 31, 2020
Commercial and industrial loans	$834	$537	$-	$537	$-
Real estate loans:
Residential real estate	188	175	-	175	-
Total	$1,022	$712	$-	$712	$-

The following tables summarize the Company’s average recorded investment and interest income recognized on impaired loans by loan class for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021		March 31, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial and industrial loans	$451	$-	$840	$-
Real estate loans
Residential real estate	174	-	64	-
Consumer loans			1	-
Total	$625	$-	$905	$-

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

No loans were restructured in the three months ended March 31, 2021 and March 31, 2020 that qualified as TDRs. The Company has no commitments to loan additional funds to borrowers whose loans were classified as TDRs at March 31, 2021, as there were no outstanding TDRs at March 31, 2021.

Pursuant to federal guidance, the Company deferred or modified payments on existing loans to assist customers financially during the COVID-19 pandemic and economic shutdown.  There are three loans, representing $13.3 million in outstanding loans, that remain on deferred or modified payment status as of March 31, 2021.  In accordance with GAAP and interagency guidance issued on March 22, 2020, these short-term modifications, made on a good faith basis in response to the COVID-19 pandemic to borrowers that were current prior to any relief, are not considered troubled debt restructurings.

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

An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	March 31,	December 31,
	2021	2020

Commercial and industrial loans	$488	$537
Real estate loans:
Residential real estate	173	175
Total nonaccrual loans	$661	$712

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

Loans by credit quality risk rating are as follows as of the periods indicated:

	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
March 31, 2021
Commercial and industrial loans	$745,281	$394	$599	$-	$746,274
Real estate loans:
Construction, land, and land development	104,596	-	-	-	104,596
Residential real estate	136,184	60	173	-	136,417
Commercial real estate	782,720	10,913	-	-	793,633
Consumer and other loans	4,114	-	-	-	4,114
	$1,772,895	$11,367	$772	$-	1,785,034
Less net deferred origination fees					(18,311)
Loans receivable					$1,766,723

December 31, 2020
Commercial and industrial loans	$538,149	$397	$654	$-	$539,200
Real estate loans:
Construction, land, and land development	94,423	-	-	-	94,423
Residential real estate	143,540	154	175	-	143,869
Commercial real estate	763,647	11,278	-	-	774,925
Consumer and other loans	3,916	-	-	-	3,916
	$1,543,675	$11,829	$829	$-	1,556,333
Less net deferred origination fees					(9,195)
Loans receivable					$1,547,138

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

The loan portfolio is segmented into groups of loans with similar risk profiles. Each segment possesses varying degrees of risk based on the type of loan, the type of collateral, and the sensitivity of the borrower or industry to changes in external factors such as economic conditions. An estimated loss rate calculated from the Company’s actual historical loss rates adjusted for current portfolio trends, economic conditions, and other relevant internal and external factors, is applied to each group’s aggregate loan balances. The $543.8 million in PPP loans as of March 31, 2021 are 100% guaranteed and were not subject to the allowance analysis or assigned an allowance.

The Company’s provision for credit losses of $357,000 for the three months ended March 31, 2021, is primarily the result of growth in the loan portfolio.  The $1.6 million provision for credit losses during the three months ended March 31, 2020, is related to an increase in qualitative factors primarily related to the uncertainties in the economic outlook from the COVID-19 pandemic and growth in the loan portfolio. The Company is not required to implement the provisions of the Current Expected Credit Loss (“CECL”) accounting standard until January 1, 2023 and is continuing to account for the allowance for loan losses under the incurred loss model.

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio, as of and for the three months ended March 31, 2021:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Three Months Ended March 31, 2021
ALLL balance, December 31, 2020	$3,353	$3,545	$3,410	$7,810	$127	$1,017	$19,262
Provision for loan losses or (recapture)	43	437	(239)	143	(19)	(8)	357
	3,396	3,982	3,171	7,953	108	1,009	19,619
Loans charged-off	(14)	-	-	-	(4)	-	(18)
Recoveries of loans previously charged-off	5	-	-	-	4	-	9
Net (charge-offs) recoveries	(9)	-	-	-	-	-	(9)
ALLL balance, March 31, 2021	$3,387	$3,982	$3,171	$7,953	$108	$1,009	$19,610

As of March 31, 2021
ALLL amounts allocated to
Individually evaluated for impairment	$118	$-	$-	$-	$-	$-	$118
Collectively evaluated for impairment	3,269	3,982	3,171	7,953	108	1,009	19,492
ALLL balance, March 31, 2021	$3,387	$3,982	$3,171	$7,953	$108	$1,009	$19,610
Loans individually evaluated for impairment	$488	$-	$173	$-	$-		$661
Loans collectively evaluated for impairment	745,786	104,596	136,244	793,633	4,114		1,784,373
Loan balance, March 31, 2021	$746,274	$104,596	$136,417	$793,633	$4,114		$1,785,034

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio, as of and for the three months ended March 31, 2020:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Three Months Ended March 31, 2020
ALLL balance, December 31, 2019	$2,366	$2,745	$2,069	$3,126	$104	$1,060	$11,470
Provision for loan losses or (recapture)	589	902	163	763	(3)	(836)	1,578
	2,955	3,647	2,232	3,889	101	224	13,048
Loans charged-off	(119)	-	-	-	(5)	-	(124)
Recoveries of loans previously charged-off	1	-	-	-	-	-	1
Net (charge-offs) recoveries	(118)	-	-	-	(5)	-	(123)
ALLL balance, March 31, 2020	$2,837	$3,647	$2,232	$3,889	$96	$224	$12,925

As of March 31, 2020
ALLL amounts allocated to
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	2,837	3,647	2,232	3,889	96	224	12,925
ALLL balance, March 31, 2020	$2,837	$3,647	$2,232	$3,889	$96	$224	$12,925
Loans individually evaluated for impairment	$699	$-	$64	$-	$-		$763
Loans collectively evaluated for impairment	121,968	119,668	117,757	643,488	3,695		1,006,576
Loan balance, March 31, 2020	$122,667	$119,668	$117,821	$643,488	$3,695		$1,007,339

The following table summarizes the allocation of the ALLL attributed to various segments in the loan portfolio as of December 31, 2020.

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
As of December 31, 2020
ALLL amounts allocated to
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	3,353	3,545	3,410	7,810	127	1,017	19,262
ALLL balance, December 31, 2020	$3,353	$3,545	$3,410	$7,810	$127	$1,017	$19,262
Loans individually evaluated for impairment	$537	$-	$175	$-	$-		$712
Loans collectively evaluated for impairment	538,663	94,423	143,694	774,925	3,916		1,555,621
Loan balance, December 31, 2020	$539,200	$94,423	$143,869	$774,925	$3,916		$1,556,333

Note 5 - Deposits

The composition of consolidated deposits consisted of the following at the periods indicated:

	March 31	December 31,
	2021	2020
	(dollars in thousands)
Demand, noninterest bearing	$768,690	$592,261
NOW and money market	728,243	658,323
Savings	93,917	77,611
Total core deposits	1,590,850	1,328,195
BaaS-brokered deposits	25,597	33,482
Time deposits less than $250,000	38,986	41,145
Time deposits $250,000 and over	16,282	18,485
Total deposits	$1,671,715	$1,421,307

The following table presents the maturity distribution of time deposits as of March 31, 2021 (dollars in thousands):

(dollars in thousands)
Twelve months	$41,954
One to two years	8,284
Two to three years	2,625
Three to four years	1,151
Four to five years	1,254
$55,268

Note 6 - Leases

The Company has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception.

Operating lease right-of-use (“ROU”) assets represent a right to use an underlying asset for the contractual lease term. Operating lease liabilities represent an obligation to make lease payments arising from the lease.  An operating lease ROU asset and operating lease liability will be recognized for any new operating leases at the commencement of the new lease.

The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating lease liabilities. There was one lease that renewed during the quarter ended March 31, 2021.

The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately.  The Company’s lease agreements do not contain any residual value guarantees.

Operating leases with terms of 12 months or less are not included in ROU assets and operating lease liabilities recorded in the Company’s consolidated balance sheets. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis.  As of March 31, 2021, the Company does not have any leases that have not yet commenced.  At March 31, 2021, lease expiration dates ranged from nine months to 24 years, with additional renewal options on certain leases typically ranging from 5 to 10 years. At March 31, 2021, the weighted average remaining lease term for the Company’s operating leases was 8.8 years.

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $341,000 and $343,000, respectively, for the three months ended March 31, 2021 and 2020. Variable lease components, such as inflation adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew, at March 31, 2021:

March 31,
2021
(dollars in thousands)
April 1, 2021 to December 31, 2021	$953
2022	1,279
2023	1,272
2024	864
2025	713
2026 and thereafter	3,209
Total lease payments	8,290
Less: amounts representing interest	1,185
Present value of lease liabilities	$7,105

The following table presents the components of total lease expense and operating cash flows for the three months ended March 31, 2021:

March 31,
2021
(dollars in thousands)
Lease expense:
Operating lease expense	$321
Variable lease expense	34
Total lease expense (1)	$355
Cash paid:
Cash paid reducing operating lease liabilities	$352

(1) Included in net occupancy expense in the Condensed Consolidated Statements of Income (Unaudited).

The Company entered into a five-year prepaid capital lease for ATM machines beginning October 1, 2020.  The equipment is recorded as fixed assets on the Company’s balance sheet and depreciation expense is recognized on a straight-line basis over the term of the lease.  Depreciation expense was $33,000 for the three months ended March 31, 2021, with $599,000 remaining as of March 31, 2021.  This capital lease began in October 2020, therefore there was no depreciation expense for the ATM capital lease as of March 31, 2020.

Note 7 - Stock-Based Compensation

Stock Options and Restricted Stock

On April 30, 2018, the Company’s shareholders approved the Coastal Financial Corporation 2018 Omnibus Incentive Plan (“2018 Plan”). The 2018 Plan authorizes the Company to grant awards, including but not limited to, stock options, restricted stock units, and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. The 2018 Plan replaces both the Company’s 2006 Stock Option and Equity Compensation Plan (“2006 Plan”) and its Directors’ Stock Bonus Plan.  Existing awards under the previous plans will vest under the terms granted and no further awards will be made under these plans. Shares available to be granted under the 2018 Plan totaled 175,304 at March 31, 2021.

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

There were no new stock options granted in the three months ended March 31, 2021 and 2020.

A summary of stock option activity under the 2018 Plan and 2006 Plan during the three months ended March 31, 2021:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts)
Outstanding at December 31, 2020	749,397	$7.75	5.04	$9,933
Granted	-	-	-
Exercised	(20,905)	7.21	-
Forfeited or expired	-	14.91	-
Outstanding at March 31, 2021	728,492	$7.76	4.78	$13,447
Vested or expected to vest at March 31, 2021	728,492	$7.76	4.78	$13,447
Exercisable at March 31, 2021	352,410	$6.70	3.82	$6,881

The total or aggregate intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the three months ended March 31, 2021 and 2020, was $357,000 and $91,000, respectively.

As of March 31, 2021, there was $1.8 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan and 2006 Plan. Total unrecognized compensation costs are adjusted for unvested forfeitures. The Company expects to recognize that cost over a weighted-average period of approximately 6.5 years.   Compensation expense recorded related to stock options was $89,000 and $94,000 for the three months ended March 31, 2021 and 2020, respectively.

Restricted Stock Units

In January 2021, the Company granted 84,258 restricted stock units under the 2018 Plan to employees, which vest ratably over 5 years.

The fair value of restricted stock units is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock units are nonparticipating securities.

As of March 31, 2021, there was $3.1 million of total unrecognized compensation cost related to nonvested restricted stock units.  The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 6.4 years.  Compensation expense recorded related to restricted stock units was $101,000 and $23,000 for the three months ended March 31, 2021 and 2020, respectively.

A summary of the Company’s nonvested shares at March 31, 2021 and changes during the three-month period is presented below:

Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts)
Nonvested shares at December 31, 2020	90,249	$17.25	$352
Granted	84,258	20.91
Forfeited	-	-
Vested	(7,426)	17.81
Nonvested shares at March 31, 2021	167,081	$19.01	$1,064

Restricted Stock Awards

Employees

In January 2021, there were 5,978 shares granted to an employee at an estimated fair value of $20.91 per share, vesting  immediately.

The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.

As of March 31, 2021, there was $61,000 of total unrecognized compensation cost related to nonvested restricted stock awards.  The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 6.8 years.  Compensation expense recorded related to restricted stock awards was $127,000 and $3,000 for the three months ended March 31, 2021 and 2020, respectively.

Director’s Stock Bonus

Stock was previously granted to directors who attended at least 75% of the scheduled board meetings during the prior year. Grants cliff vest over one or two years from date awarded, contingent on the director still being a director of the Company. During the vesting period, the grants are considered participating securities.

Under the 2018 Plan, eligible directors are granted stock with a total market value of $15,000, and the Board Chair is granted stock with a total market value of $25,000.  Stock will be granted as of each annual meeting date and will cliff vest one day prior to the next annual meeting date.  For stock granted in 2020, $5,000 is subject to a two-year cliff vesting period, and the remaining stock will cliff vest one day prior to the next annual meeting date.   Directors unable to receive stock will receive cash in lieu upon completion of the vesting period. Cash awards are recognized over the vesting period and recorded in other liabilities until paid.

No new shares have been granted for the three months ended March 31, 2021.  Compensation expense recorded related to the 2018 Plan totaled $46,000 and $9,000 for the three months ended March 31, 2021 and 2020, respectively.

A summary of the Company’s nonvested shares at March 31, 2021 and changes during the three-month period is presented below:

Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts)
Nonvested shares at December 31, 2020	14,377	$16.15	$70
Granted	5,978	20.91
Forfeited	-	-
Vested	(8,494)	19.30
Nonvested shares at March 31, 2021	11,861	$16.30	$118

Note 8 - Fair Value Measurements

The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	March 31, 2021		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$16,842	$16,842	$16,842	$-	$-
Interest earning deposits with other banks	187,472	187,472	187,472	-	-
Investment securities	22,893	22,991	20,018	2,973	-
Other investments	6,829	6,829	-	5,979	850
Loans receivable	1,766,723	1,747,905	-	-	1,747,905
Accrued interest receivable	8,597	8,597	-	8,597	-
Financial liabilities
Deposits	$1,671,715	1,671,802	$-	$1,671,802	$-
FHLB advances	24,999	24,552	-	24,552	-
Paycheck Protection Program Liquidity Facility	158,519	158,519		158,519
Subordinated debt	9,996	9,819	-	9,819	-
Junior subordinated debentures	3,585	2,785	-	2,785	-
Accrued interest payable	538	538	-	538	-

	December 31, 2020		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$18,965	$18,965	$18,965	$-	$-
Interest earning deposits with other banks	144,152	144,152	144,152	-	-
Investment securities	23,247	23,356	20,028	3,328	-
Other investments	6,059	6,059	-	5,209	850
Loans receivable, net	1,527,876	1,535,541	-	-	1,535,541
Accrued interest receivable	8,616	8,616	-	8,616	-
Financial liabilities
Deposits	$1,421,307	$1,421,534	$-	$1,421,534	$-
Paycheck Protection Program Liquidity Facility	$153,716	$153,716		$153,716
FHLB advances	24,999	24,787	-	24,787	-
Subordinated debt	9,993	9,913	-	9,913	-
Junior subordinated debentures	3,584	2,707	-	2,707	-
Accrued interest payable	531	531	-	531	-

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

Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
March 31, 2021
Available-for-sale
U.S. Treasury securities	$20,018	$-	$-	$20,018
U.S. Agency collateralized mortgage obligations	-	92	-	92
U.S. Agency residential mortgage-backed securities	-	8	-	8
Municipals	-	260	-	260
	$20,018	$360	$-	$20,378
December 31, 2020
Available-for-sale
U.S. Treasury securities	$20,028	$-	$-	$20,028
U.S. Agency collateralized mortgage obligations	-	100	-	100
U.S. Agency residential mortgage-backed securities	-	10	-	10
Municipals	-	261	-	261
	$20,028	$371	$-	$20,399

The following methods were used to estimate the fair value of the class of financial instruments above:

Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2021 and December 31, 2020. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets measured at fair value using significant unobservable inputs (Level 3)

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the dates indicated:

	Valuation Technique	Unobservable Inputs	March 31, 2021 Weighted Average Rate	December 31, 2020 Weighted Average Rate
Impaired loans	Collateral valuations	Discount to appraised value	7%	9%

Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
March 31, 2021
Impaired loans	$-	$-	$543	$543
Total	$-	$-	$543	$543

December 31, 2020
Impaired loans	$-	$-	$712	$712
Total	$-	$-	$712	$712

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

Note 9 - Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Three months ended
	March 31, 2021	March 31, 2020
	(dollars in thousands, except share data)
Net Income	$6,018	$2,724
Basic weighted average number common shares outstanding	11,980,092	11,909,248
Dilutive effect of share-based compensation	432,721	298,927
Diluted weighted average number common shares outstanding	12,412,813	12,208,175
Basic earnings per share	$0.50	$0.23
Diluted earnings per share	$0.48	$0.22
Antidilutive stock options and restricted stock outstanding	181,084	223,093

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a bank holding company that operates through our wholly owned subsidiaries, Coastal Community Bank (the “Bank”) and Arlington Olympic LLC. We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. The primary focus of the Bank is on providing a full range of banking products and services to small and medium sized businesses, professionals, and individuals throughout the greater Puget Sound region in the state of Washington. We currently operate 14 full-service banking locations as of May 7, 2021, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The Bank announced the sale of its Freeland Branch (Island County) in February 2021, and the sale closed on April 30, 2021.  The CCBX division provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services.   In addition, we expect to introduce a digital bank offering, through our CCDB division, in collaboration with Google.  As of March 31, 2021, we had total assets of $2.03 billion, total gross loans of $1.77 billion, total deposits of $1.67 billion and total shareholders’ equity of $146.7 million.

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted by the Bank.

As a bank holding company that operates through one segment, community banking, we generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is commercial and retail deposits from our customer relationships. We place secondary reliance on wholesale funding, primarily borrowings from the Federal Home Loan Bank (“FHLB”).  We are utilizing the Paycheck Protection Program Liquidity Facility (“PPPLF”), which provides an additional source of low cost funding for the Paycheck Protection Program (“PPP”) loans, with a contractual interest rate of 0.35%.  The PPPLF borrowings are collateralized by PPP loans and must be paid down as PPP loans are forgiven or paid down by customers.  Less commonly used sources of funding include borrowings from the Federal Reserve discount window, draws on established federal funds lines from unaffiliated commercial banks, brokered deposits, which allows us to obtain deposits from sources that do not have a relationship with the Bank and can be obtained through certificate of deposit listing services, via the internet or through other advertising methods, or a one-way buy through an insured cash sweep (“ICS”) account, which allows us to obtain funds from other institutions that have deposited funds through ICS. Our largest expenses are salaries and related employee benefits, provision for loan losses, interest on deposits and borrowings, occupancy and data processing. Our principal lending products are commercial real estate loans, commercial and industrial loans, residential real estate loans, construction, land and land development loans, and to a lesser extent consumer loans.

Coronavirus Aid, Relief, and Economic Security (“CARES”) Act

On March 27, 2020, the CARES Act was enacted, providing wide ranging economic relief for individuals and businesses impacted by the COVID-19 pandemic. Among other things, the statute created the PPP, which is a stimulus response to the potential economic impacts of the COVID-19 pandemic.  The purpose of the PPP is to provide forgivable loans to smaller businesses, sole proprietorships, independent contractors, and self-employed individuals that use the proceeds of the loans for payroll and certain other qualifying expenses. The Small Business Administration (SBA) manages the PPP. If a loan is fully forgiven, the SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by the SBA. We accepted and processed applications for the duration of the initial PPP loan program, which closed for new applicants on August 8, 2020.  The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, appropriated additional funding to the PPP and permitted certain PPP borrowers to make “second draw” loans. The American Rescue Plan Act of 2021, enacted on March 11, 2021, expanded the eligibility criteria for both first and second draw PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness. The PPP Extension Act of 2021, enacted on March 25, 2021, extended the PPP through May 31, 2021.

The PPP resumed on January 19, 2021 (known as “round three” of the PPP), and we have been accepting and processing applications since that time.  As of March 31, 2021, we have funded $283.6 million, representing 2,368 customers, in this latest round of PPP loans, consisting of $23.6 million in new PPP applications for first draw loans and $260.0 million in second draw loans for small businesses that previously received PPP funds.  Net deferred fees on these loans total $11.4 million as of March 31, 2021, and will be recognized in interest income in future periods. PPP loans originated in 2021 are five-year loans. Loan payments will be deferred for borrowers who apply for loan forgiveness until SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred 10 months after the end of the covered period for the borrower’s loan forgiveness (either 8 weeks or 24 weeks).

We are accepting applications from customers for loan forgiveness and during the three months ended March 31, 2021 we have  received $105.6 million in forgiveness or principal paydowns. To obtain loan forgiveness, a PPP borrower must submit a forgiveness application to us, which we review and submit to the SBA.  We expect that the pace of forgiveness of PPP loans will be robust in the second quarter 2021 through the third quarter of 2021 and then start to slow in the fourth quarter of 2021.  Legislation extended the initial payment deferral period on PPP loans originated in 2020, and PPP borrowers with two-year loans can work with their lender to extend their loan to a five year maturity, which we anticipate could be a popular approach for customers with PPP loans that are not eligible for forgiveness.

The Company's Preparations and Responses to COVID-19 Pandemic

As part of its ongoing risk preparation and mitigation efforts, the Company had developed a detailed plan and action measures related to a possible pandemic scenario. This pandemic plan was implemented on March 12, 2020 and continued through the first quarter of 2021. The Company carefully executed the plan with limited operational disruptions, with attention to ensure continued customer support, and with the utmost care to safeguard employees, customers and vendors. Management continues to monitor and, when appropriate, make changes to our planned response. To date we have:

•	Continued to serve customers through drive throughs, call center, mobile banking, online banking and ATMs, and closed branches except for drive throughs and appointments.

•	Dispersed workforce throughout facilities in order to maximize social distancing protocols, including successful employment of remote work solutions for many employees.
•	Continued participation in the SBA PPP with funded loans outstanding of $543.8 million, as of March 31, 2021.
•

Actively engaged borrowers and other businesses in discussion to identify short-term cash flow and other financial needs, and restructured payments on existing loans to alleviate financial hardship per regulatory guidance. As of March 31, 2021, $13.3 million, or three loans, were on deferred or modified payment status.

•

Pledged 448 PPP loans, or $158.5 million as of March 31, 2021, through the PPPLF, which provides an additional source of funding for the PPP loans. The borrowings must be paid down as PPP loan amounts are forgiven or when the customers pay their loans down. The PPPLF is a low cost source of funding and liquidity for PPP loans, with an interest rate of 0.35%, and favorable regulatory capital treatment.

•	Enhanced credit monitoring on loan segments that have been most impacted by the COVID-19 pandemic, monitoring and tracking loan payment deferrals and customer liquidity.
•	As of March 31, 2021, all of Washington State was in Phase 3 of Washington State’s Healthy Washington – Roadmap to Recovery. Phase 3 is subject to the following guidance:
o	Social and at home indoor gatherings of no more than 10 people outside one’s household
o	Social and at home outdoor gatherings of no more than 50 people
o	Opens certain businesses with social distancing and capacity restrictions
o	Professional services -remote work strongly encouraged, 50% capacity otherwise
o	Indoor and outdoor entertainment establishments with capacity restrictions
•	Refreshed and analyzed the Company's liquidity, funding and capital stress forecasts and risk assumptions.

PPP Overview

During the quarter ended March 31, 2021, focus was placed on helping the small businesses in our communities through the PPP.  These loans have had a significant impact on our communities and financial statements for the quarter ended March 31, 2021 and will continue to impact our results in the future.  Throughout this discussion, we will address the impact of these loans, which include borrowings received through PPPLF to help fund these loans and to provide liquidity, increased customer deposit accounts from unused disbursements, and earnings and expenses related to these activities.  Any estimated adjusted ratios that exclude the impact of this activity are non-U.S. generally accepted accounting principles (“GAAP”) measures.  For more information about non-GAAP financial measures, see the non-GAAP disclosure “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures”.

LIBOR Transition

On March 5, 2021, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, confirmed that the publication of most LIBOR term rates will end on June 30, 2023 (excluding 1-week U.S. LIBOR and 2-month U.S. LIBOR, the publication of which will end on December 31, 2021).  Additionally, on April 6, 2021, New York Governor Cuomo signed into law legislation that provides for the substitution of an alternative reference rate, the Secured Overnight Financing Rate, in any LIBOR-based contract governed by New York state law that does not include clear fallback language, once LIBOR is discontinued.  The Federal Reserve and other federal banking agencies have continued to encourage banks to transition away from LIBOR as soon as practicable.  For more information on the Company’s approach to LIBOR transition planning, please see the risk factors discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

The table below summarizes the total PPP loans originated and total net deferred fees on all PPP loans originated in rounds in 2020 and 2021:

	Total PPP Loan Origination
	Round 1 & 2 2020	Round 3 2021	Total
(Dollars in thousands; unaudited)
Loans Originated	$452,846	$283,617	$736,463
Net deferred fees	(12,933)	(11,686)	$(24,619)

The table below summarizes key information regarding the current position of PPP loans originated in 2020 as of the period indicated:

	Round 1 and 2 - Originated in 2020
	Original Loan Size
	As of March 31, 2021
	$0.00 - $50,000.00	$50,0000.01 - $150,000.00	$150,000.01 - $350,000.00	$350,000.01 - $2,000,000.00	> 2,000,000.01	Totals
(Dollars in thousands; unaudited)
Principal outstanding:
Existing customer	$4,506	$10,141	$10,382	$32,375	$52,299	$109,703
New customer	11,132	15,352	22,820	40,151	61,052	150,507
Total principal outstanding	15,638	25,493	33,202	72,526	113,351	260,210
Deferred fees outstanding	(450)	(636)	(791)	(978)	(515)	(3,370)
Deferred costs outstanding	247	85	60	44	14	450
Net deferred fees	$(203)	$(551)	$(731)	$(934)	$(501)	$(2,920)
Total principal, net of deferred fees	$15,435	$24,942	$32,471	$71,592	$112,850	$257,290
Number of loans:
Existing customer	214	112	47	42	13	428
New customer	615	177	106	55	19	972
Total loan count	829	289	153	97	32	1,400
Percent of total	59.3%	20.6%	10.9%	6.9%	2.3%	100.0%

Forgiveness/Payoffs/Paydowns in Quarter Ended March 31, 2021, net
Dollars	$12,083	$27,446	$18,215	$47,886	$-	$105,630
Deferred fee recognized	155	817	689	1,040	113	2,814

The table below summarizes key information regarding the current position of PPP loans originated in 2021 as of the period indicated:

	Round 3 - Originated in 2021
	Original Loan Size
	As of March 31, 2021
	$0.00 - $50,000.00	$50,0000.01 - $150,000.00	$150,000.01 - $350,000.00	$350,000.01 - $2,000,000.00	> 2,000,000.01	Totals
(Dollars in thousands; unaudited)
Principal outstanding:
Existing customer	$14,872	$36,882	$43,811	$111,178	$2,956	$209,699
New customer	11,006	14,263	20,111	28,538	-	73,918
Total principal outstanding	25,878	51,145	63,922	139,716	2,956	283,617
Deferred fees outstanding	(3,143)	(2,479)	(3,099)	(4,056)	(29)	(12,806)
Deferred costs outstanding	800	362	173	110	1	1,446
Net deferred fees	$(2,343)	$(2,117)	$(2,926)	$(3,946)	$(28)	$(11,360)
Number of loans:
Existing customer	707	399	190	141	1	1,438
New customer	633	163	89	45	-	930
Total loan count	1,340	562	279	186	1	2,368
Percent of total	56.6%	23.7%	11.8%	7.9%	0.0%	100.0%

First or Second Draw
First Draw	$7,456	$5,930	$1,983	$5,264	$2,956	$23,589
Second Draw	18,422	45,215	61,939	134,452	-	260,028

Comparison of Operating Results for the Three Months Ended March 31, 2021 and March 31, 2020

Results of Operations

Net Income

Net income for the three months ended March 31, 2021, was $6.0 million, or $0.48 per diluted share, compared to $2.7 million, or $0.22 per diluted share, for the three months ended March 31, 2020. The increase in net income over the comparable period in the prior year was attributable to a $6.0 million increase in net interest income, largely related to increased interest earning assets, including PPP loans.  Interest and fee income related to PPP loans totaled $4.4 million for the three months ended March 31, 2021. Net deferred fees on PPP loans will be earned over the life of the loan, as a yield adjustment.  Forgiveness of principal, early paydowns and payoffs on PPP loans will increase interest income earned in those periods from the recognition of PPP deferred fees.   The increase in net interest income was partially offset by a $3.3 million increase in noninterest expense, which includes $2.0 million increase in salaries and employee benefits, $437,000 increase in legal and professional fees, and $441,000 increase in other expense.  Salaries and employee benefits were increased largely as a result of hiring staff for our BaaS CCBX and CCDB divisions, and bonus and incentive expense was $1.4 million higher than the three months ended March 31, 2020, due to incentives paid to employees that have been involved in the production and support of PPP loans during the three months ended March 31, 2021.  The increase in salary expense was offset by an increase in deferred loan costs recorded as salary offsets, largely from originating PPP loans, which was $1.2 million higher and lowered expense by that same amount, for the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020. Legal and professional expenses increased due to development of contracts for CCBX customers and because of reporting related legal and professional services.  The increase in other expense is largely related to a $213,000 increase in software, licenses, maintenance and subscriptions, which expected to continue to increase as we grow products lines  and expand our CCBX and CCDB divisions.

Net Interest Income

Net interest income for the three months ended March 31, 2021, was $17.3 million, compared to $11.4 million for the three months ended March 31, 2020, an increase of $6.0 million, or 52.4%. The increase in net interest income consisted of a $5.2 million, or 39.9%, increase in interest income coupled with a $713,000, or 40.6%, decrease in interest expense. The increase in interest income was primarily attributable to a $673.5 million, or 69.7%, increase in average loans outstanding for the three months ended March 31, 2021, compared to the prior year period, partially offset by a 0.74% decrease in yield on loans receivable from 5.25% for the three months March 31, 2020 to 4.51% for the three months ended March 31, 2021.  The decrease in yield on loans receivable, as compared to the three months ended March 31, 2020, was largely due to an average of $475.9 million in PPP loans.  Excluding PPP loans, the yield on loans receivable approximated 4.78% for the three months ended March 31, 2021.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.” PPP loans have a 1.0% interest rate and an approximate yield of 3.69% for the three months ended March 31, 2021, after including the amortization of deferred fees and costs. As of March 31, 2021, $14.3 million in net deferred fees on PPP loans remains to be recognized in interest income along with interest on loans.  Net deferred fees on PPP loans are earned over the life of the loan, as a yield adjustment in interest income.  Forgiveness of principal, early paydowns and payoffs on PPP loans will increase interest income earned in those periods from the recognition of PPP deferred fees. Also contributing to the decline in loan yield is the current low interest rate environment which results in lower rates on our variable rate, new and renewing loans.

Contractual yield on loans receivable, excluding earned fees, approximated 3.53% for the quarter ended March 31, 2021 compared to 5.08% for the quarter ended March 31, 2020. A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.” Although there are rate floors in place for $410.4 million, or 23.0%, in existing loans, the lower rates have a corresponding impact on yield on loans and subsequently the net interest margin in future periods.  We expect rates to remain at this level for the short term.

The decrease in interest expense for the three months ended March 31, 2021 was the result of a 46 basis point decrease in cost of funds, bringing it to 0.24% as of March 31, 2021, compared to 0.70% at March 31, 2020.  In addition to the aforementioned low interest rate environment, which resulted in a lower interest rate paid on interest-bearing deposit accounts, we gained new customer relationships by making PPP loans to noncustomers and they continued to move their banking/deposit relationships to the Bank.  These increases in noninterest bearing and low interest rate interest bearing deposits helped contribute to the improved cost of funds for the quarter ended March 31, 2021, as compared to the prior year period.  The increase in borrowed funds is largely the result of utilizing the PPPLF to help fund PPP loans.  The PPPLF extends low cost borrowing lines, 0.35% interest rate, to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. Borrowings are required to be paid down as the pledged PPP loans are paid down or forgiven.  The average balance for the three months ended March 31, 2021 was $170.4 million, resulting in $147,000 in interest expense.

The average balance of interest-bearing deposits increased $228.1 million, or 36.3%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, but the average rate paid on interest bearing deposits was 69 basis points less for the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020.  The increase compared to the three months ended March 31, 2020 is primarily attributable to growth in core deposit accounts, which we define as deposits excluding all brokered and time deposits. Noninterest bearing deposits (such as demand or checking accounts) grew $337.5 million, or 95.6%.  NOW (which are interest bearing checking accounts) and money market accounts grew $223.1 million, or 47.7%, and savings accounts increased $32.0 million, or 58.9% compared to the three months ended March 31, 2020.  Included in the noninterest bearing deposit growth compared to the three months ended March 31, 2020, is $109.7 million in CCBX deposits, which increased $79.6 million, from $30.1 million during the quarter ended March 31, 2021.  Non-core deposits decreased $27.0 million with time deposits decreasing $28.0 million, or 33.1%, partially offset by an increase in BaaS-brokered deposits of $1.0 million, or 4.7% compared to the three months ended March 31, 2020.  As previously mentioned, the current low interest rate environment has impacted the rates that are paid on interest bearing accounts.  The average rate paid on BaaS-brokered deposits decreased 73 basis points and NOW and money market accounts decreased 69 basis points for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.  The average rate paid on time deposits also decreased during this period.  For time deposits less than $100,000, the rate decreased 47 basis points and for time deposits over $100,000, the average rate decreased 81 basis points, for the quarter ended March 31, 2021 as compared to the prior year period.

We do not regularly advertise time deposit rates or money market rates, although we occasionally advertise promotional rates in targeted portions of our market area. Our branch managers, business development officers, and lenders collaborate to provide consistent and coordinated customer service and to seek deposits from new and existing customers.

For the three months ended March 31, 2021, net interest margin (annualized net interest income divided by average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 3.76% and 3.59%, respectively, compared to 4.15% and 3.70%, respectively, for the three months ended March 31, 2020.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $4.0 million and $428,000 for the three months ended March 31, 2021 and 2020, respectively. A total of $3.2 million in PPP loan net fees were recognized in the quarter ended March 31, 2021.  Yield on loans receivable was 4.51% for the three months ended March 31, 2021, compared to 5.25% for the three months ended March 31, 2020.  Excluding PPP loans, the yield on loans receivable was 4.78% for the three months ended March 31, 2021.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”  For the three months ended March 31, 2021 and 2020, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets
	For the Three Months Ended March 31,
	2021			2020
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost (4)	Balance	Dividends	Cost (4)
Assets
Interest earning assets:
Interest earning deposits	$195,308	$70	0.15%	$103,372	$358	1.39%
Investment securities, available for sale (1)	21,575	19	0.36	22,720	88	1.56
Investment securities, held to maturity (1)	2,610	9	1.40	4,321	31	2.89
Other investments	6,080	30	2.00	4,507	16	1.43
Loans receivable (2)	1,640,108	18,230	4.51	966,602	12,627	5.25
Total interest earning assets	1,865,681	18,358	3.99	1,101,522	13,120	4.79
Noninterest earning assets:
Allowance for loan losses	(19,391)			(11,665)
Other noninterest earning assets	65,912			51,596
Total assets	$1,912,202			$1,141,453

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$856,111	$660	0.31%	$628,037	$1,554	1.00%
PPPLF borrowings	170,376	147	0.35	-	-	0.00
FHLB advances and other borrowings	24,999	70	1.14	7,851	21	1.08
Subordinated debt	9,994	145	5.88	9,980	146	5.88
Junior subordinated debentures	3,585	21	2.38	3,583	35	3.93
Total interest bearing liabilities	1,065,065	1,043	0.40	649,451	1,756	1.09
Noninterest bearing deposits	690,465			352,930
Other liabilities	11,778			12,542
Total shareholders' equity	144,894			126,530
Total liabilities and shareholders' equity	$1,912,202			$1,141,453
Net interest income		$17,315			$11,364
Interest rate spread			3.59%			3.70%
Net interest margin (3)			3.76%			4.15%
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

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the $7.4 million increase in loan interest income that is attributed to an increase in loan volume.  This increase is partially offset by a $1.8 million decrease in interest income from loans receivable due to lower interest rates; however, this decrease is largely due to low interest rate PPP loans, which has a yield of approximately 3.69%, after including the amortization of the deferred fees and costs, for the three months ended March 31, 2021. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Three Months Ended March 31, 2021
	Compared to
	Three Months Ended March 31, 2020
	Increase (Decrease)
	Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Interest earning deposits	$30	$(318)	$(288)
Investment securities, available for sale	(2)	(67)	(69)
Investment securities, held to maturity	(6)	(16)	(22)
Other Investments	8	6	14
Loans receivable	7,382	(1,779)	5,603
Total increase in interest income	7,412	(2,174)	5,238

Interest expense:
Interest bearing deposits	163	(1,057)	(894)
PPPLF borrowings	147	-	147
FHLB advances and other borrowings	47	1	48
Subordinated debt	-	-	-
Junior subordinated debentures	-	(14)	(14)
Total increase in interest expense	357	(1,070)	(713)
Increase in net interest income	$7,055	$(1,104)	$5,951

Provision for Loan Losses

The provision for loan losses is an expense we incur to maintain an allowance for loan losses at a level that management deems appropriate to absorb inherent losses on existing loans. For a description of the factors taken into account by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.”

The provision for loan losses for the three months ended March 31, 2021 was $357,000, compared to $1.6 million for the three months ended March 31, 2020. The allowance for loan losses as a percentage of loans was 1.11% at March 31, 2021, compared to 1.29% at March 31, 2020. For the three months ended March 31, 2021, there were $543.8 million in PPP loans included in our portfolio.  These loans are 100% guaranteed by the SBA, therefore we have not allocated any portion of our allowance to these 100% guaranteed loans.  The allowance for loan losses to loans receivable, excluding the guaranteed PPP loans, is 1.59%.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”  The provision for loan losses was increased in 2020 due to an increase in qualitative factors related to the change in economic outlook caused by the COVID-19 pandemic along with loan growth.  The qualitative and economic factors used in management’s analysis of the provision for loan losses indicated an increased provision was not required for the quarter ended March 31, 2021.  The expected loan losses have not materialized as originally anticipated in 2020, as evidenced by the low level of charge-offs and nonperforming loans.  The economic environment is continuously changing and has shown signs of improvement, with United States implementing $1.9 trillion in stimulus package, ongoing vaccination of its population and increased re-opening of business activities. We are not required to implement the provisions of the Current Expected Credit Loss (“CECL”) accounting standard until January 1, 2023, therefore we are continuing to account for the allowance for loan losses under the incurred loss model.  Credit quality has remained stable through March 31, 2021, as demonstrated by the low level of charge-offs and nonperforming loan balance.  Nonperforming loans decreased $102,000 in the three months ended March 31, 2021 compared to $763,000 for the quarter ended March 31, 2020.  Nonperforming assets to total assets was 0.03% at March 31, 2021 compared to 0.06% at March 31, 2020.  For a description of the Company’s nonperforming assets see “—Financial Condition—Nonperforming Assets.”

Pursuant to federal guidance, the Company deferred and/or modified payments on loans to assist customers financially during the COVID-19 pandemic and economic shutdown.  There was a total of $241.6 million, or 249 loans, granted deferred and/or modified payments under this guidance. As of March 31, 2021, $211.4 million, or 217 loans, have successfully resumed payments as scheduled, a total of $3.7 million, or two loans, moved to active status with a payment due in the second quarter of 2021, $13.3 million, or 27 loans, have closed and paid-in-full, leaving $13.3 million, or three loans, on deferral.  The purpose of this program is to provide cash flow relief for small business customers as they navigate through the uncertainties of the COVID-19 pandemic.  The Company’s deferral program has been successful as evidenced by customers’ ability to migrate from deferral to active status and resume making payments as planned. The full extent of the long-term economic impact of the COVID-19 pandemic is unknown; however, we remain diligent in our efforts to communicate and proactively work with borrowers to help mitigate potential credit deterioration and loan losses.

Noninterest Income

Our primary sources of recurring noninterest income are deposit service charges and fees, BaaS fees, loan referral fees, and mortgage broker fees. Noninterest income does not include loan origination fees including PPP loans fees, which to the extent they exceed the direct loan origination costs, are generally recognized over the life of the related loan as an adjustment to yield using the interest or similar method and recognized in interest and fees on loans as part of interest income.

For the three months ended March 31, 2021, noninterest income totaled $3.0 million, an increase of $313,000, or 11.7%, compared to $2.7 million for the three months ended March 31, 2020.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months
	Ended March 31,		Increase	Percent
(Dollars in thousands)	2021	2020	(Decrease)	Change
Deposit service charges and fees	$863	$723	$140	19.4%
BaaS fees	948	579	369	63.7
Loan referral fees	597	1,053	(456)	(43.3)
Mortgage broker fees	262	162	100	61.7
Gain on sales of loans, net	130	-	130	100.0
Sublease and lease income	32	30	2	6.7
Other	152	124	28	22.6
Total noninterest income	$2,984	$2,671	$313	11.7%

Deposit Service Charges and Fees. Deposit service charges and fees include service charges on accounts, point-of-sale fees, merchant services fees and overdraft fees. Together they constitute one of the largest components of our noninterest income. Deposit service charges were $863,000 for the three months ended March 31, 2021, an increase of $140,000, or 19.4%, from $723,000 over the same period in the prior year. The increase in deposit service charges and fees was primarily the result of $142,000 increase in point of sale fees, partially offset by $29,000 less overdraft fee income in the quarter ended March 31, 2021 compared to the three months ended March 31, 2020 during which the economy was impacted by the spread of COVID-19 pandemic.

BaaS Fees. Our CCBX division provides BaaS offerings that enable our broker dealer and digital financial service providers to offer their customers banking services.  In exchange for providing these services, we earn fixed fees, volume-based fees and reimbursement of costs depending on the contract.  BaaS fee income for the three months ended March 31, 2021 was $948,000 compared to $579,000 for the three months ended March 31, 2020.  The increase is the result of adding additional CCBX customers to active and implementation status.  As of March 31, 2021, there were 10 active CCBX relationships, five in onboarding/implementation, six signed letters of intent and a solid pipeline of potential new relationships.  As more CCBX customers move to active status, we expect that BaaS fees will increase. The following table illustrates the activity and growth in CCBX for the periods presented:

	As of
	March 31, 2021	March 31, 2020
Active	10	2
Implementation / onboarding	5	3
Signed letters of intent	6	2
Total CCBX relationships	21	7

Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize the loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without assuming the interest rate risk. We had $597,000 in income from loan referral fees for the three months ended March 31, 2021, compared to $1.1 million for the three months ended March 31, 2020. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. The recognition of loan referral fees fluctuates in response to these market conditions and as a result we may recognize more or less, or may not recognize any, loan referral fees in some periods.

Mortgage Broker Fees. We earn mortgage broker fees for residential real estate loans that we broker through mortgage lenders. Mortgage broker fees increased $100,000 in the three months ended March 31, 2021 to $262,000, compared to $162,000 for the three months ended March 31, 2020 as a result of higher demand.

Gain on Sales of Loans, net. Gain on sales of loans occurs when we sell in the secondary market the guaranteed portion (generally 75% of the principal balance) of the SBA and U.S. Department of Agriculture (“USDA”) loans that we originate. This activity fluctuates based on SBA and USDA loan activity.  Gain on sale of loans increased to $130,000 for the three months ended March 31, 2021, compared to none for the three months ended March 31, 2020 as a result of more SBA and USDA loans being originated and sold to the secondary market.

Other. This category includes a variety of other income-producing activities, wire transfer fees, annuity broker fees, and SBA and USDA servicing fees. Other noninterest income increased $28,000 in the three months ended March 31, 2021, compared to the three months ended March 31, 2020 primarily from higher SBA servicing fee income and increased wire transfer fees.

Noninterest Expense

Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expense, legal and professional fees, data processing expense, software license, maintenance and subscriptions, excise taxes and director and staff expenses.

For the three months ended March 31, 2021, noninterest expense totaled $12.4 million, an increase of $3.3 million, or 37.0%, compared to $9.0 million for the three months ended March 31, 2020.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months
	Ended March 31,		Increase	Percent
(Dollars in thousands)	2021	2020	(Decrease)	Change
Salaries and employee benefits	$7,686	$5,683	$2,003	35.2%
Occupancy	1,058	927	131	14.1
Legal and professional fees	760	323	437	135.3
Data processing	697	551	146	26.5
Software licenses, maintenance and subscriptions	484	271	213	78.6
Excise taxes	359	203	156	76.8
Director and staff expenses	220	270	(50)	(18.5)
FDIC assessments	195	70	125	178.6
Business development	99	125	(26)	(20.8)
Marketing	82	112	(30)	(26.8)
Other	712	484	228	47.1
Total noninterest expense	$12,352	$9,019	$3,333	37.0%

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, incentive compensation costs, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $7.7 million for the three months ended March 31, 2021, an increase of $2.0 million, or 35.2%, compared to $5.7 million for the three months ended March 31, 2020. The increase was primarily due to continued hiring staff for our CCBX and CCDB divisions and additional staff for our ongoing banking related growth initiatives, including staff for our Arlington branch which opened in June 2020. In addition, bonus and incentive expense was $1.4 million higher than the three months ended March 31, 2020, due to incentive accrued for employees that have been involved in the production and support of PPP loans during the three months ended March 31, 2021.  The increase in expense was reduced as a result of an increase in deferred loan costs recorded as salary offsets, largely from originating PPP loans, which was $1.2 million higher and lowered expense by that same amount, for the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020.  As our CCBX and CCDB activities grow, we expect to continue to add employees to support this line of business.  As of March 31, 2021, we had 277 full-time equivalent employees, compared to 208 at March 31, 2020, a 33.2% increase.

Occupancy. Occupancy expenses were $1.1 million for the three months ended March 31, 2021, compared to $927,000 for the three months ended March 31, 2020. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $416,000 and $309,000 for the three months ended March 31, 2021 and 2020, respectively. Occupancy expenses increased primarily as a result of $107,000 more in depreciation expense resulting from growth in our CCBX and CCDB divisions, increased equipment expenses related to employees working from home because of the COVID-19 pandemic, combined with the opening of our Arlington branch in June of 2020.  As we continue to grow, we expect occupancy expenses to increase.

Legal and Professional Fees. Legal and professional costs were $760,000 for the quarter ended March 31, 2021, compared to $323,000 for the quarter ended March 31, 2020.  Legal and professional costs fluctuate with the development of contracts for CCBX customers and are also impacted by our reporting cycle and timing of legal and professional services.  The increase in legal and professional expenses is associated with consulting expenses related to monitoring for Bank Secrecy Act/Anti-Money Laundering, CCBX operations and higher costs related to legal and accounting work related to financial reporting.

Data Processing. Data processing costs were $697,000 for the three months ended March 31, 2021, compared to $551,000 for the three months ended March 31, 2020. Data processing costs include all of our customer transaction processing and data storage, computer processing, and network costs.  Data processing costs grow as we grow and add new products, customers and branches.  Additionally, CCBX and CCDB data processing expenses are included in this category and are expected to increase incrementally as these divisions grow.

Software Licenses, Maintenance and Subscriptions. Software licenses, maintenance and subscriptions includes expenses related to obtaining and maintaining software required for various functions throughout the Company.   Software licenses, maintenance and subscriptions were $484,000 for the quarter ended March 31, 2021, compared to $271,000 for the prior year period.  These expenses are expected to increase as we invest more in automated processing and as we grow product lines and our CCBX and CCDB divisions.

Excise Taxes. Excise taxes were $359,000 for the three months ended March 31, 2021, compared to $203,000 for the three months ended March 31, 2020.  Excise taxes are based on gross income of $21.3 million and $15.8 million for the three months ended March 31, 2021 and 2020, respectively.  Gross income is reduced by certain allowed deductions to arrive at the taxable base; however, as gross income increases, so does the excise tax expense.  In addition, the tax rate that is applied to our industry increased 25 basis points effective April 1, 2020, which contributed to the increase in excise tax in the current period compared to the prior year period, when the increase in tax rate had not yet been applied.

Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses.   Director and staff expenses were $220,000 for the three months ended March 31, 2021, compared to $270,000 for the three months ended March 31, 2020, a decrease of $50,000 or 18.5%.  Decreased expenses related to employee travel as a result of restrictions related to the COVID-19 pandemic contributed to the decrease in the quarter ended March 31, 2021 compared to quarter ended March 31, 2020.

FDIC Assessments. FDIC assessments are assessed to fund the Deposit Insurance Fund (“DIF”) to insure and protect the depositors of insured banks and to resolve failed banks.  The assessment rate is based on a number of factors and recalculated each quarter.  FDIC assessments were $195,000 for the three months ended March 31, 2021, compared to $70,000 for the three months ended March 31, 2020, an increase of $125,000.  As deposits increase, the FDIC assessment expense will also increase.

Business Development. Business development costs were $99,000 for the three months ended March 31, 2021, compared to $125,000 for the three months ended March 31, 2020.  Business development costs include sponsorships and other activities to cultivate business and community development.  Business development expenses were reduced as a result of restrictions on in person meetings and business related activities due to the COVID-19 pandemic.

Marketing. Marketing costs were $82,000 for the three months ended March 31, 2021, compared to $112,000 for the three months ended March 31, 2020.  Marketing costs decreased year over year due to a conscious effort to reduce general advertising costs during the COVID-19 pandemic. We are using more cost-effective advertising options; however, we expect to see advertising expenses increase as we deploy more branding and targeted advertising for the Bank, CCBX and CCDB.

Other. This category includes dues and memberships, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officer’s insurance, donations, provision for unfunded commitments, and miscellaneous other expenses. Other noninterest expense was $712,000 for the three months ended March 31, 2021, compared to $484,000 for the three months ended March 31, 2020. The increase was largely due to a $115,000 in increase in the unfunded commitment provision, $90,000 more in BaaS expenses and overall growth for the three months ended March 31, 2021, as compared to the same period last year.

Income Tax Expense

The amount of income tax expense we incur is impacted by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce our deferred tax assets to the amount expected to be realized. For the three months ended March 31, 2021, income tax expense totaled $1.6 million, compared to $714,000 for the three months ended March 31, 2020.  The $858,000 increase in income tax expense is the result of higher net income.   Our effective tax rates for the three months ended March 31, 2021 and 2020 were 20.7% and 20.8%, respectively.

Financial Condition

The Company’s total assets increased $263.2 million, or 14.9%, to $2.03 billion at March 31, 2021 from $1.77 billion at December 31, 2020.  The increase is primarily the result of $219.6 million growth in loans receivable during the three months ended March 31, 2021.  Included in the loan growth is $178.0 million in new PPP loans, net of forgiveness and principal paydowns.  These PPP loans are 100% guaranteed by the SBA and have a rate of 1.0%, an approximate yield of 3.69%.

Loan Portfolio

We accepted and processed requests through the duration of round one and two of the PPP, and began accepting and processing applications for round three, which opened for applications on January 19, 2021.  As a preferred SBA lender, we worked diligently with the SBA to offer assistance to small businesses as provided in the CARES Act, which significantly increased our loan totals.  These SBA loans are discussed further in this section under “Commercial and Industrial Loans”.

Our primary source of income is derived through interest earned on loans. A substantial portion of our loan portfolio consists of commercial real estate loans and commercial and industrial loans in the Puget Sound region. Our loan portfolio represents the highest yielding component of our earning assets.

As of March 31, 2021, loans receivable totaled $1.77 billion, an increase of $219.6 million, or 14.2%, compared to December 31, 2020. The increase was largely due to our efforts to provide community assistance through the PPP loans, which resulted in $178.0 million increase in PPP loans as of March 31, 2021, and $41.6 million in other loan growth.  PPP loan growth includes $283.6 million in new PPP loans less $105.6 in forgiveness payments or principal paydowns during the three months ended March 31, 2021.

Loans as a percentage of deposits were 105.7% as of March 31, 2021, compared to 108.9% as of December 31, 2020.  We remain focused on serving our communities and markets by growing loans and funding those loans with customer deposits. Loan to deposit ratio is over 100.0% largely due to the volume of PPP loans.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial loans:
PPP loans	$543,827	30.5%	$365,842	23.5%
All other commercial & industrial loans	202,447	11.2	173,358	11.1
Total commercial and industrial loans:	746,274	41.7	539,200	34.6
Real estate loans:
Construction, land and land development	104,596	5.9	94,423	6.1
Residential real estate	136,417	7.6	143,869	9.2
Commercial real estate	793,633	44.5	774,925	49.8
Consumer and other loans	4,114	0.2	3,916	0.3
Gross loans receivable	1,785,034	100.0%	1,556,333	100.0%
Net deferred origination fees - PPP loans	(14,279)		(5,803)
Net deferred origination fees - all other loans	(4,032)		(3,392)
Loans receivable	$1,766,723		$1,547,138

Commercial and Industrial Loans. Commercial and industrial loans increased $207.1 million, or 38.4%, to $746.3 million as of March 31, 2021, from $539.2 million as of December 31, 2020. Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory or equipment, and we generally obtain personal guarantees on these loans.

Included in this balance is $102.2 million in capital call lines resulting from relationships with our CCBX customers as of March 31, 2021.

In the first two rounds of the PPP loan program in 2020, our work with the SBA to help small businesses as provided in the CARES Act resulted in a total of $452.8 million in PPP loans, with a total of $12.9 million in net deferred fees.  This includes over 2,800 loans, helping over 40,600 employees in our communities.  PPP loans have a maximum maturity of five years, bear a 1.0% interest rate and may be forgiven by the SBA if certain criteria are met.  The deferred fees are or will be recognized in interest income over the life of the loans; however, if loans are forgiven or paid off remaining deferred fees will be recognized in the period the forgiveness or payoff occurs.

The third round of the PPP loan program opened for applications on January 19, 2021.  As of March 31, 2021, we have funded $283.6 million, representing 2,368 customers, in this latest round of PPP loans, consisting of $23.6 million in new PPP applications for first draw loans and $260.0 million in second draw loans for small businesses that previously received PPP funds.  Net deferred fees on these loans total $11.4 million as of March 31, 2021, and will be recognized in interest income in future periods.  Round three PPP loans have a maturity of five years. Loan payments will be deferred for borrowers who apply for loan forgiveness until SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred 10 months after the end of the covered period for the borrower’s loan forgiveness.

We are accepting applications from customers for loan forgiveness.  During the quarter ended March 31, 2021, we received $105.6 million in forgiveness payments or principal paydowns.  In order to obtain loan forgiveness, a PPP borrower must submit a forgiveness application to us, which we review and submit to the SBA.  We expect that the pace of forgiveness of PPP loans will remain fairly steady throughout 2021, and start declining in the fourth quarter of 2021 as the covered periods will have passed and payments will start up gradually for loans originated earlier in the year.  Legislation extended the initial payment deferral period on PPP loans, and PPP borrowers with two-year loans can work with their lender to extend to a five year maturity, which we anticipate could be a popular approach for customers whose PPP loans are not eligible for forgiveness or who have only received partial forgiveness. Forgiveness of principal, early paydowns and payoffs on PPP loans will increase interest income earned in those periods from the recognition of deferred PPP loan fees.  As of March 31, 2021, we have a total of $543.8 million in PPP loans.  This includes all the rounds of the PPP loan program and is net of forgiveness or principal paydowns received on PPP loans.  Net deferred fees of $14.3 million remains on these loans, and will be recognized in interest income in future periods.  We were able to provide loans to our existing customers and also provide assistance to new customers, by taking a proactive approach and reaching out to the communities we serve to offer aid through the PPP.

As of March 31, 2021, we have a total of $543.8 million in PPP loans.  This includes all the rounds of the PPP loan program and is net of forgiveness or principal paydowns received on PPP loans.  Net deferred fees of $14.3 million remains on these loans, and will be recognized in interest income in future periods.  We were able to provide loans to our existing customers and also provide assistance to new customers, by taking a proactive approach and reaching out to the communities we serve to offer aid through the PPP.

Commercial Real Estate Loans. Commercial real estate loans increased $18.7 million, or 2.4%, to $793.6 million as of March 31, 2021, from $774.9 million as of December 31, 2020.  We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10-to-25 year period with balloon payments due at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates. At March 31, 2021, approximately 31.0% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 44.5% of our loan portfolio at March 31, 2021 and are historically our largest source of revenue. The addition of the $543.8 million in PPP loans as commercial and industrial loans has significantly impacted the composition of our loan portfolio; without the PPP loans, commercial real estate loans would represent approximately 63.9% of the loan portfolio, which is more in line with what it has been historically.  The Bank actively seeks commercial real estate loans in our markets and our lenders are experienced in originating and competing for these loans.  Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans, and remains diligent in communicating and proactively working with borrowers to help mitigate potential credit deterioration.

Construction, Land and Land Development Loans. Construction, land and land development loans increased $10.2 million, or 10.8%, to $104.6 million as of March 31, 2021, from $94.4 million as of December 31, 2020. We have a number of construction loans that have been approved, primarily for commercial projects, where the borrower has not requested the funds, resulting in our unfunded construction and development commitments increasing to $107.4 million at March 31, 2021, from $69.9 million at December 31, 2020.

Although we have seen a strong commercial and residential real estate market in the Puget Sound region thus far in 2021, the full extent of the long-term effects of the COVID-19 pandemic remain to be seen.  We anticipate that as projects continue we will see drawdowns on the available commitments.

Residential Real Estate Loans.  Our residential real estate loans decreased $7.5 million, or 5.2%, from $143.9 million at December 31, 2020 to $136.4 million at March 31, 2021. We originate one-to-four adjustable-rate mortgage (“ARM”), loans for our portfolio and operate as a mortgage broker for mortgage lenders we have agreements with for customers who want a 15-year to 30-year, fixed-rate mortgage loan. As of March 31, 2021, the balance of our ARM portfolio loans was $20.3 million, compared to $20.5 million at December 31, 2020.  Our ARM loans typically do not meet the guidelines for sale in the secondary market due to characteristics of the property, the loan terms or exceptions from agency underwriting guidelines, which enables us to earn a higher interest rate. We also purchase residential mortgages originated by other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio, meet certain regulatory requirements and increase our interest income.  As of March 31, 2021, we held $16.5 million in purchased residential real estate mortgage loans, compared to $16.8 million at December 31, 2020.  These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards. We also make one-to-four family loans to investors to finance their rental properties and to business owners to secure their business loans.  As of March 31, 2021, residential real estate loans made to investors and business owners totaled $82.4 million, compared to $84.3 million as of December 31, 2020.

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

Consumer and Other. Consumer and other loans totaled $4.1 million as of March 31, 2021, increasing $198,000 from $3.9 million at December 31, 2020. Our consumer and other loans are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans.

Industry Exposure and Categories of Loans

We have a diversified loan portfolio, representing a wide variety of industries.  Three of our largest categories of our loans are commercial real estate, commercial and industrial, and construction, land and land development loans.  Together they represent $1.10 billion in outstanding loan balances, or 88.7% of total gross loans outstanding, excluding PPP loans of $543.8 million as of March 31, 2021.  When combined with $393.5 million in unused commitments, the total of these three categories is $1.49 billion, or 90.2%, of total outstanding loans and loan commitments.

Commercial Real Estate Loans. Commercial real estate loans represents the largest segment of our loans, comprising 63.9% of our total balance of outstanding loans, excluding PPP loans, as of March 31, 2021.  Unused commitments to extend credit represents an additional $23.2 million, the combined total exposure in commercial real estate loans represents $816.9 million, or 49.3%, of our total outstanding loans and loan commitments, excluding PPP loans.

The following table summarizes our concentration by industry for our commercial real estate loan portfolio as of March 31, 2021:

(Dollars in thousands, unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Apartments	$119,556	$3,316	$122,872	7.4%	$1,616	74
Hotel/Motel	115,093	228	115,321	7.0	4,427	26
Office	89,949	3,202	93,151	5.6	967	93
Retail	79,874	2,530	82,404	5.0	974	82
Convenience Store	75,215	5,317	80,532	4.9	1,749	43
Mixed use	71,527	2,200	73,727	4.5	786	91
Warehouse	69,920	1,853	71,773	4.3	1,488	47
Mini Storage	40,998	215	41,213	2.5	2,733	15
Manufacturing	36,124	200	36,324	2.2	1,095	33
Groups < 2.0% of total	95,377	4,170	99,547	6.0	1,223	78
Total	$793,633	$23,231	$816,864	49.3%	$1,364	582

Commercial and Industrial Loans. Commercial and industrial loans comprise 16.3% of our total balance of outstanding loans, excluding PPP loans, as of March 31, 2021.  Unused commitments to extend credit represents an additional $239.7 million, the combined total exposure in commercial and industrial loans represents $442.1 million, or 26.7%, of our total outstanding loans and loan commitments, excluding PPP loans.

The following table summarizes our concentration by industry for our commercial and industrial loan portfolio as of March 31, 2021:

(Dollars in thousands, unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Capital Call Lines	$102,195	$174,805	$277,000	16.7%	$1,503	68
Construction/Contractor Services	14,255	24,684	38,939	2.4	94	151
Financial Institutions	16,150	-	16,150	1.0	3,230	5
Manufacturing	11,501	4,459	15,960	1.0	186	62
Medical / Dental / Other Care	8,347	7,188	15,535	0.9	149	56
Retail	8,686	4,010	12,696	0.8	334	26
Family and Social Services	9,237	3,283	12,520	0.8	660	14
Groups < 0.80% of total	32,076	21,222	53,298	3.2	113	283
Total	$202,447	$239,651	$442,098	26.7%	$304	665

Construction, Land and Land Development Loans. Construction, land and land development loans comprise 8.4% of our total balance of outstanding loans, excluding PPP loans, as of March 31, 2021.  Unused commitments to extend credit represents an additional $130.6 million, the combined total exposure in construction, land and land development loans represents $235.2 million, or 14.2%, of our total outstanding loans and loan commitments, excluding PPP loans.

The following table details our concentration for our construction, land and land development loan portfolio as of March 31, 2021:

(Dollars in thousands, unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Commercial construction	$51,516	$106,086	$157,602	9.5%	$1,662	31
Residential construction	22,223	20,028	42,251	2.6	966	23
Land development	12,948	2,408	15,356	0.9	1,079	12
Developed land loans	11,863	1,927	13,790	0.8	409	29
Undeveloped land loans	6,046	122	6,168	0.4	378	16
Total	$104,596	$130,571	$235,167	14.2%	$942	111

Nonperforming Assets

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by applicable regulations. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. We are not required to report as nonperforming a loan for which we have allowed the borrower to defer payment on a short term basis because of financial pressure related to the COVID-19 pandemic.  When loans are placed on nonaccrual status, all unpaid accrued interest is reversed from income and all interest accruals are stopped. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal balance. Loans are returned to accrual status if we believe that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on nonaccrual status.  We define nonperforming loans as loans on nonaccrual status and accruing loans 90 days or more past due.  Nonperforming assets also include other real estate owned and repossessed assets.

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

We had $661,000 in nonperforming assets, as of March 31, 2021, compared to $712,000 as of December 31, 2020. There were no loans more than 90 days past due and still accruing interest as of March 31, 2021 and December 31, 2020.  Our nonperforming loans to loans receivable ratio was 0.04% at March 31, 2021, compared to 0.05% at December 31, 2020. Commercial and industrial nonaccrual loans totaled $488,000 at March 31, 2021 and consisted of three lending relationships.  Residential real estate nonaccrual loans totaled $173,000 and consisted of two lending relationships. The addition of one loan for $133,000, the payoff of two loans totaling $182,000 and principal reductions in the first quarter of 2021 resulted in an overall decrease in our ratios of nonperforming loans and nonperforming assets to total assets compared to December 31, 2020.

To date we have not seen a significant change in our credit quality metrics, as demonstrated by the low level of charge-offs and nonperforming loan balance for the quarter ended March 31, 2021.  The full extent of the long-term economic impact of the COVID-19 pandemic still remains unknown; however, we remain diligent in our efforts to communicate and proactively work with borrowers to help mitigate potential credit deterioration. Credit administration is closely analyzing higher risk segments within the loan portfolio, monitoring and tracking loan payment deferrals and customer liquidity, and providing timely reporting to management and the board of directors. Increased stimulus, ongoing vaccinations, and reopening of the economy are expected to help the economic recovery and borrower performance.

Pursuant to federal guidance, the Company deferred and/or modified payments on loans to assist customers financially during the COVID-19 pandemic and economic shutdown.  In addition to the PPP loans we made to assist customers, as of March 31, 2021, we have $13.3 million in deferred and/or modified payments, pursuant to federal guidance, representing three loans.  During the quarter ended March 31, 2021, there were an additional two loans, or $7.7 million, that were granted deferred or modified payments and two loans, representing $3.7 million, that moved back to active status from deferral status.  In total, we have deferred or modified payments on 249 loans, or $241.6 million.  As of March 31, 2021, $211.4 million, or 217 loans, have successfully resumed payments as scheduled, $3.7 million, or two loans, have moved to active status and have a payment due in the second quarter of 2021, $13.3 million, or 27 loans, have closed and paid-in-full, leaving $13.3 million, or three loans, on deferral.  All of the loans on deferred or modified status as of March 31, 2021 are scheduled to return to active status in the second quarter of 2021. In accordance with GAAP and interagency guidance issued on March 22, 2020, short-term modifications, made on a good faith basis in response to the COVID-19 pandemic to borrowers that were current prior to any relief, are not classified as troubled debt restructurings.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of	As of
	March 31,	December 31,
(Dollars in thousands)	2021	2020
Nonaccrual loans:
Commercial and industrial loans	$488	$537
Real estate loans:
Residential real estate	173	175
Total nonaccrual loans	661	712
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	-	-
Total nonperforming loans	661	712
Real estate owned	-	-
Repossessed assets	-	-
Troubled debt restructurings, accruing	-	-
Total nonperforming assets	$661	$712
Total nonperforming loans to loans receivable	0.04%	0.05%
Total nonperforming assets to total assets	0.03%	0.04%

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

As of March 31, 2021, the allowance for loan losses totaled $19.6 million, or 1.11% of total loans. As of December 31, 2020, the allowance for loan losses totaled $19.3 million, or 1.25% of total loans. Included in total loans is $543.8 million in PPP loans which are 100% guaranteed by the SBA.  Our allowance for loan losses as of March 31, 2021 increased by $348,000, or 1.8%, compared to December 31, 2020, primarily due to non-PPP loan growth. The allowance for loan losses to loans receivable, excluding the guaranteed PPP loans, is approximately 1.59% at March 31, 2021.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of or for the Three
	Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Allowance at beginning of period	$19,262	$11,470

Provision for loan losses	357	1,578

Charge-offs:
Commercial and industrial loans	14	119
Consumer and other	4	5
Total charge-offs	18	124

Recoveries:
Commercial and industrial loans	5	1
Consumer and other	4	-
Total recoveries	9	1

Net charge-offs	9	123
Allowance at end of period	$19,610	$12,925
Allowance to nonperforming loans	2966.72%	1693.97%
Allowance to loans receivable	1.11%	1.29%
Net charge-offs to average loans (1)	0.00%	0.05%

(1)Ratios for the three months ended March 31, 2021 and 2020 are annualized.

Although we believe that we have established our allowance for loan losses in accordance with GAAP and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio.  As a result of the COVID-19 pandemic and the subsequent impact to the economy, we increased our provision during the year ended December 31, 2020. The provision for the three months ended March 31, 2021, was based primarily on non-PPP loan growth during the quarter.   The economic outlook has improved with additional economic stimulus of $1.9 trillion, increased vaccination leading to herd immunity, and the re-opening of activities previously restricted.  However, if the COVID-19 pandemic worsens or continues indefinitely, preventing businesses and consumers from conducting business in the ordinary course, Washington state and the Puget Sound region may experience a continued economic downturn, and our asset quality could deteriorate, which may require material additional provisions for loan losses.  We remain focused on working with the communities we serve, offering payment deferrals and other resources available under the CARES Act to provide financial assistance to businesses and consumers until they are able recover from this uncertain and trying time.

Securities

We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits or other business purposes. At March 31, 2021, 87.1% of our investment portfolio consisted of U.S. Treasury securities. The remainder of our securities portfolio was invested in U.S. Agency collateralized mortgage obligations, U.S. Agency residential mortgage-backed securities, and municipal bonds. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At March 31, 2021, our loan-to-deposit ratio was 105.7%, which is elevated as a result of the PPP loans.  Our securities portfolio represented less than 2% of assets. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we anticipate investing excess funds to provide a higher return.

As of March 31, 2021, the carrying amount of our investment securities totaled $22.9 million, a decrease of $354,000, or 1.5%, compared to $23.2 million as of December 31, 2020. The decrease in the securities portfolio was due to maturities and principal paydowns.

Our investment portfolio consists of securities classified as available for sale and, to a lesser amount, held to maturity. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of		As of
	March 31, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Securities available-for-sale:
U.S. Treasury securities	$19,998	$20,018	$19,997	$20,028
U.S. Agency collateralized mortgage obligations	88	92	96	100
U.S. Agency residential mortgage-backed securities	8	8	10	10
Municipal bonds	254	260	254	261
Total available-for-sale securities	20,348	20,378	20,357	20,399
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	2,515	2,613	2,848	2,957
Total held-to-maturity securities	2,515	2,613	2,848	2,957
Total investment securities	$22,863	$22,991	$23,205	$23,356

Deposits

We offer a variety of deposit products that have a wide range of interest rates and terms, including demand, savings, money market, time accounts, BaaS-brokered deposits as well as reciprocal deposits. Reciprocal deposits enable us to extend FDIC insurance to customers that have balances in excess of the FDIC insurance limit.  This service trades our customers’ funds as CDs or interest bearing demand deposits in increments under the FDIC insured amount to other participating financial institutions and in exchange we receive time deposit or interest bearing demand investments from participating financial institutions in a reciprocal agreement.  We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels (Internet and mobile), and personalized service to attract new deposits and retain existing deposits.

Total deposits as of March 31, 2021 were $1.67 billion, an increase of $250.4 million, or 17.6%, compared to $1.42 million as of December 31, 2020. Included in total deposits is $139.1 million in deposits derived from CCBX deposit relationships, an increase of $70.4 million, or 102.5%, compared to $68.7 million as of December 31, 2020.  CCBX customer deposit relationships include deposits with CCBX end customers, operating and non-operating deposit accounts.  The increase was largely in core deposits, which increased $262.7 million to $1.59 billion from $1.33 billion at December 31, 2020.  The increase in core deposits is primarily the result of expanding and growing banking relationships with new customers, including deposit relationships from PPP loans made to noncustomers moving their banking relationship to the Bank, and growth in our CCBX division.  We define core deposits as all deposits except time deposits and brokered deposits. We focus on growing core deposits and our branch managers, treasury service personnel and lenders work together to grow deposits from existing and new customers.

Noninterest bearing deposits as of March 31, 2021 were $768.7 million, an increase of $176.4 million, or 29.8%, compared to $592.3 million as of December 31, 2020. The increase is primarily the result of expanding and growing banking relationships with new customers, including deposit relationships from PPP loans made to noncustomers, who moved their banking relationship to the Bank, and growth in our CCBX division.  Noninterest bearing deposits represent 46.0% and 41.7% of total deposits for March 31, 2021 and December 31, 2020, respectively.

Total interest bearing account balances, excluding time deposits, as of March 31, 2021 were $847.8 million, an increase of $78.3 million, or 10.2%, from $769.4 million as of December 31, 2020. Included in interest bearing account balances is $25.6 million in BaaS-brokered deposits, an decrease of $7.9 million from December 31, 2020. Also included in interest bearing deposits is $8.2 million in reciprocal deposits.

Total time deposit balances as of March 31, 2021 were $55.3 million, a decrease of $4.3 million, or 7.3%, from $59.6 million as of December 31, 2020. The decrease is due to the strong increase in core deposits, and thus not requiring the replacement of time deposits as they mature.  We have seen competitors increase rates on time deposits, and we have not globally matched their rates in response as we have been able to grow and retain less costly core deposits.

The following table sets forth deposit balances at the dates indicated.

	As of		As of
	March 31, 2021		December 31, 2020
		Percent of		Percent of
(Dollars in thousands)	Amount	Total Deposits	Amount	Total Deposits
Demand, noninterest bearing	$768,690	46.0%	$592,261	41.7%
NOW and money market	728,243	43.6	658,323	46.3
Savings	93,917	5.6	77,611	5.4
Total core deposits	1,590,850	95.2	1,328,195	93.4
BaaS-brokered deposits	25,597	1.5	33,482	2.4
Time deposits less than $100,000	18,662	1.1	19,315	1.4
Time deposits $100,000 and over	36,606	2.2	40,315	2.8
Total	$1,671,715	100.0%	$1,421,307	100.0%

The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of March 31, 2021	As of December 31, 2020
Maturity Period:
Three months or less	$8,917	$11,050
Over three through six months	8,965	7,799
Over six through twelve months	9,930	13,006
Over twelve months	8,794	8,460
Total	$36,606	$40,315
Weighted average maturity (in years)	0.82	0.70

Average deposits for the three months ended March 31, 2021 were $1.55 billion, an increase of 57.7% compared to $981.0 million for the three months ended March 31, 2020. The increase in average deposits was primarily due to an increase in core deposits, both in noninterest bearing deposits and in low interest rate interest bearing deposits.  Included in this increase is deposit relationships gained from PPP loans made to noncustomers that moved their banking/deposit relationship to the Bank.  Also included in this increase is growth in CCBX deposits.  We expect deposit to grow with continued growth in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by our business development officers, branch managers and lenders.

The average rate paid on total deposits was 0.17% for the three months ended March 31, 2021, compared to 0.64% for the three months ended March 31, 2020, respectively.  The average rate paid on BaaS-brokered deposits decreased 0.73% for the three months ended March 31, 2021, compared to the prior year period, and NOW and money market accounts decreased 69 basis points for the three months ended March 31, 2021.  The average rate paid on NOW and money market accounts in the three months ended March 31, 2021 is the result of the current low interest rate environment resulting from the decreased Fed Funds rate. Any further changes to the Fed Funds rate along with competition are expected to continue to impact future cost of deposits and our pricing strategies.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended March 31,
	2021		2020
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand, noninterest bearing	$690,465	0.00%	$352,930	0.00%
NOW and money market	690,268	0.30	467,208	0.99
Savings	86,310	0.03	54,309	0.04
BaaS-brokered deposits	22,817	0.36	21,789	1.09
Time deposits less than $100,000	18,876	0.75	21,120	1.22
Time deposits $100,000 and over	37,840	0.90	63,611	1.71
Total deposits	$1,546,576	0.17%	$980,967	0.64%

The ratio of average noninterest bearing deposits to average total deposits for the three months ended March 31, 2021 was 44.6% compared to 36.0% for the three months ended March 31, 2020.

Borrowings

We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of March 31, 2021, and December 31, 2020, total borrowing capacity of $20.8 and $21.3 million, respectively, was available under this arrangement.  As of March 31, 2021 and December 31, 2020, Federal Reserve advances totaled zero.

Paycheck Protection Program Liquidity Facility. To bolster the effectiveness of the SBA’s PPP loan program, the Federal Reserve is supplying liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The PPP provided loans to small businesses so that they can keep their employees on the payroll and pay for other allowed expenses. If the borrowers meet certain criteria, the loan may be forgiven.  The PPPLF extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. The interest rate is 0.35% and as PPP loans are paid down, the borrowing line must also be paid down.  As of March 31, 2021, there was $158.5 million outstanding in PPPLF advances, compared to $153.7 million as of December 31, 2020.  PPPLF advances were a new borrowing arrangement in 2020 that has favorable capital treatment and is specific to the PPP loan program.

The table below provides details on PPPLF borrowings for the periods indicated:

	As of and For the Three
	Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Maximum amount outstanding at any month-end during period:
PPPLF Advances	$185,894	$-
Average outstanding balance during period:
PPPLF Advances	$170,376	$-
Weighted average interest rate during period:
PPPLF Advances	0.35%	0.00%
Balance outstanding at end of period:
PPPLF Advances	$158,519	$-
Weighted average interest rate at end of period:
PPPLF Advances	0.35%	0.00%

Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of March 31, 2021, and December 31, 2020, we had borrowing capacity of $101.0 million and $90.7 million, respectively, with the FHLB. As of March 31, 2021, we have $25.0 million in FHLB medium term advances.  This includes $10.0 million for a 2.0-year remaining term and $15.0 million for a 4.0-year remaining term.  FHLB advances totaled $25.0 million as of March 31, 2021 and December 31, 2020.  Although there are no immediate plans to borrow additional funds, additional borrowing capacity of $76.0 million was available under this arrangement as of March 31, 2021.

The table below provides details on FHLB short term borrowings for the periods indicated:

	As of and For the Three
	Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Maximum amount outstanding at any month-end during period:
FHLB Advances	$-	$-
Average outstanding balance during period:
FHLB Advances	$-	$268
Weighted average interest rate during period:
FHLB Advances	0.00%	1.84%
Balance outstanding at end of period:
FHLB Advances	$-	$-
Weighted average interest rate at end of period:
FHLB Advances	N/A	N/A

The table below provides details on the FHLB medium term borrowings for the periods indicated:

	As of and For the Three
	Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Maximum amount outstanding at any month-end during period:
FHLB Advances	$24,999	$24,999
Average outstanding balance during period:
FHLB Advances	$24,999	$7,417
Weighted average interest rate during period:
FHLB Advances	1.13%	1.13%
Balance outstanding at end of period:
FHLB Advances	$24,999	$24,999
Weighted average interest rate at end of period:
FHLB Advances	1.13%	1.13%

Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I (the “Trust”), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The debentures bear interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. The effective rate as of March 31, 2021, and December 31, 2020, was 2.28% and 2.32%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture, subject to Federal Reserve approval. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.

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

Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available-for-sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail, commercial, and BaaS deposits, advances from the FHLB and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve discount window, draws on established federal funds lines from unaffiliated commercial banks, brokered deposits, a one-way buy through an ICS account, and the issuance of debt or equity securities. We are also participating in the PPPLF, which provides an additional source of low cost funding, at a 0.35% interest rate, and favorable capital treatment for the PPP loans.  We have pledged 448 of these loans, or $158.5 million, as of March 31, 2021.  Under the terms of the agreement, the borrowings will be paid down as the loans are forgiven or paid down by the customer.  We also added a new liquidity source that would be classified as brokered deposits, but do not anticipate using it very often.  We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary and are closely monitoring liquidity in this uncertain economic environment.

The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs for the next few years. The Company currently holds $4.7 million in cash, and uses approximately $1.3 million for debt servicing and operating purposes each year, leaving about $2.1 million for other purposes after deducting $2.6 million to cover operating purposes for the next two years.  In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs. For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs and the Bank established a minimum liquidity ratio of 5% of assets. Both of these minimum liquidity levels are on-balance sheet sources. Per policy and the Bank’s liquidity contingency plan, in event of a liquidity emergency the Bank can utilize wholesale funds in an amount up to 30% of assets. Since the Bank uses only a small portion of its borrowing or wholesale funding capacity, the Bank has access to funds if needed in a liquidity emergency.  Any PPPLF borrowings are excluded from the 30% of assets wholesale ratio as these funds are for a specific purpose and have favorable regulatory treatment.

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

As of March 31, 2021, and December 31, 2020, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

On April 13, 2021, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”).  The Company currently has no immediate plans for raising additional capital; however under the registration statement on Form S-3, the Company may offer and sell from time to time, separately or together, any combination of Company common stock, preferred stock, debt securities, depositary shares, warrants, purchase contracts, purchase units, subscription rights and units in one or more offerings at an aggregate offering price of up to $150,000,000.  The Company may utilize the proceeds from any of these potential security sales to support growth, for general corporate purposes as necessary, or to refinance debt.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2021
Leverage Capital (to average assets)
Company	$150,055	8.62%	$69,667	4.00%	$87,083	5.00%
Bank Only	153,844	8.84%	69,626	4.00%	87,033	5.00%
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Company	146,555	10.89%	60,552	4.50%	87,463	6.50%
Bank Only	153,844	11.45%	60,480	4.50%	87,360	6.50%
Tier I Capital (to risk-weighted assets)
Company	150,055	11.15%	80,735	6.00%	107,647	8.00%
Bank Only	153,844	11.45%	80,640	6.00%	107,520	8.00%
Total Capital (to risk-weighted assets)
Company	176,918	13.15%	107,647	8.00%	134,559	10.00%
Bank Only	170,688	12.70%	107,520	8.00%	134,400	10.00%

December 31, 2020
Leverage Capital (to average assets)
Company	$143,532	9.05%	$63,454	4.00%	$79,318	5.00%
Bank Only	147,262	9.29%	63,421	4.00%	79,276	5.00%
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Company	140,032	11.27%	55,935	4.50%	80,795	6.50%
Bank Only	147,262	11.86%	55,879	4.50%	80,713	6.50%
Tier I Capital (to risk-weighted assets)
Company	143,532	11.55%	74,580	6.00%	99,440	8.00%
Bank Only	147,262	11.86%	74,505	6.00%	99,340	8.00%
Total Capital (to risk-weighted assets)
Company	169,123	13.61%	99,440	8.00%	124,300	10.00%
Bank Only	162,837	13.11%	99,340	8.00%	124,175	10.00%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations, as of March 31, 2021.

		Payments Due by Period
		Less than	1 to 3	4 to 5	More than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Time Deposits	$55,268	$41,954	$10,909	$2,405	$-
Paycheck Protection Program Liquidity Facility	158,519	-	158,519	-	-
FHLB advances	24,999	-	10,000	14,999	-
Subordinated note	10,000	1,000	4,000	4,000	1,000
Junior subordinated debentures	3,609	-	-	-	3,609
Deferred compensation plans	1,242	175	350	351	366
Operating leases	8,291	1,271	2,553	1,438	3,029

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

	As of	As of
	March 31,	December 31,
(Dollars in thousands)	2021	2020
Commitments to extend credit:
Commercial and industrial loans	$64,846	$61,676
Commercial and industrial loans - capital call lines	174,805	$128,208
Construction – commercial real estate loans	107,379	69,866
Construction – residential real estate loans	23,192	18,489
Residential real estate loans	20,604	20,482
Commercial real estate loans	23,231	18,128
Other	8,332	1,101
Total commitments to extend credit	$422,389	$317,950
Standby letters of credit	$2,754	$2,754

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

	Three Months Ended
(unaudited)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020

Return on average assets (1)	1.28%	1.04%	0.95%	0.96%	0.96%
Return on average equity (1)	16.84%	13.36%	12.14%	11.37%	8.66%
Pre-tax, pre-provision return on average assets (1)(2)	1.69%	1.90%	1.72%	1.72%	1.77%
Yield on earnings assets (1)	3.99%	4.16%	3.93%	4.16%	4.79%
Yield on loans receivable (1)	4.51%	4.64%	4.33%	4.57%	5.25%
Yield on loans receivable, excluding PPP loans (1)(2)	4.78%	5.00%	4.78%	4.94%	n/a
Contractual yield on loans receivable, excluding earned fees (1)(2)	3.53%	3.66%	3.61%	3.91%	5.08%
Contractual yield on loans receivable, excluding earned fees and interest on PPP loans (1)(2)	4.52%	4.65%	4.69%	4.84%	n/a
Cost of funds (1)	0.24%	0.29%	0.33%	0.41%	0.70%
Cost of deposits (1)	0.17%	0.22%	0.27%	0.35%	0.64%
Net interest margin (1)	3.76%	3.89%	3.62%	3.78%	4.15%
Noninterest expense to average assets (1)	2.62%	2.35%	2.26%	2.34%	3.18%
Efficiency ratio	60.85%	55.26%	56.73%	57.66%	64.26%
Loans receivable to deposits	105.68%	108.85%	110.98%	110.77%	100.01%

(1) Annualized calculations shown for quarterly periods presented.
(2) A reconciliation of the non-GAAP measures are set forth in the section titled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

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

Reconciliations of the GAAP and non-GAAP measures are presented below.

	As of and for the Three Months Ended
(Dollars in thousands, unaudited)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Pre-tax, pre-provision net income and pre-tax, pre-provision return on average assets:
Total average assets	$1,912,202	$1,774,723	$1,704,874	$1,538,546	$1,141,453
Total net income	6,018	4,661	4,090	3,671	2,724
Plus: provision for loan losses	357	2,600	2,200	1,930	1,578
Plus: provision for income taxes	1,572	1,232	1,082	967	714
Pre-tax, pre-provision net income	$7,947	$8,493	$7,372	$6,568	$5,016
Return on average assets	1.28%	1.04%	0.95%	0.96%	0.96%
Pre-tax, pre-provision return on average assets:	1.69%	1.90%	1.72%	1.72%	1.77%

The following non-GAAP measure is presented to illustrate the impact of loan fees on contractual loan yield.

Contractual yield on loans receivable, excluding earned fees is a non-GAAP measure that excludes the impact of earned loan fees on the contractual interest rate yield. The most directly comparable GAAP measure is yield on loans.

Reconciliations of the GAAP and non-GAAP measures are presented below.

(Dollars in thousands, unaudited)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Contractual yield on loans receivable, excluding earned fees :
Total average loans receivable	$1,640,108	$1,533,533	$1,493,024	$1,334,991	$966,602
Interest and earned fee income on loans	18,230	17,885	16,244	15,154	12,627
Less: earned fee income on all loans	(3,974)	(3,765)	(2,692)	(2,182)	(429)
Adjusted interest income on loans	$14,256	$14,120	$13,552	$12,972	$12,198
Yield on loans receivable	4.51%	4.64%	4.33%	4.57%	5.25%
Contractual yield on loans receivable, excluding earned fees:	3.53%	3.66%	3.61%	3.91%	5.08%
Contractual yield on loans receivable, excluding earned fees and interest on PPP loans (1):	4.52%	4.65%	4.69%	4.84%	n/a
(1) Non-GAAP measure - see next table of "Non-GAAP Financial Measures" for more information.

The following non-GAAP financial measures are presented to illustrate and identify the impact of PPP loans on loans receivable related measures.  By removing these significant items and showing what the results would have been without them, we are providing investors with the information to better compare results with periods that did not have these significant items.  These measures include the following:

Allowance for loan losses to loans receivable, excluding PPP loans is a non-GAAP measure that excludes the impact of PPP loans on balance sheet. The most directly comparable GAAP measure is allowance for loan losses to loans receivable.

Yield on loans receivable, excluding PPP loans is a non-GAAP measure that excludes the impact of PPP loans on balance sheet and income statement. The most directly comparable GAAP measure is yield on loans.

Contractual yield on loans receivable, excluding earned fees and interest on PPP loans is a non-GAAP measure that excludes the impact of PPP loans on balance sheet and income statement. The most directly comparable GAAP measure is contractual yield on loans.

Adjusted Tier 1 leverage capital ratio, excluding PPP loans is a non-GAAP measure that excludes the impact of PPP loans on balance sheet. The most directly comparable GAAP measure is Tier 1 leverage capital ratio.

Reconciliations of the GAAP and non-GAAP measures are presented in the following table:

	Three Months Ended
(Dollars in thousands, unaudited)	March 31, 2021	December 31, 2020
Allowance for loan losses to loans receivable, exlcuding PPP loans:
Total loans, net of deferred fees	$1,766,723	$1,547,138
Less: PPP loans	(543,827)	(365,842)
Less: net deferred fees on PPP loans	14,279	5,803
Adjusted loans, net of deferred fees	$1,237,175	$1,187,099
Allowance for loan losses	$(19,610)	$(19,262)
Allowance for loan losses to loans receivable	1.11%	1.25%
Allowance for loan losses to loans receivable, excluding PPP loans	1.59%	1.62%
Yield on loans receivable, excluding PPP loans:
Total average loans receivable	$1,640,108	$1,533,533
Less: average PPP loans	(475,941)	(424,290)
Plus: average deferred fees on PPP loans	10,788	7,385
Adjusted total average loans receivable	$1,174,955	$1,116,628
Interest income on loans	$18,230	$17,885
Less: interest and deferred fee income recognized on PPP loans	(4,378)	(3,847)
Adjusted interest income on loans	$13,852	$14,038
Yield on loans receivable	4.51%	4.64%
Yield on loans receivable, excluding PPP loans:	4.78%	5.00%
Contractual yield on loans receivable, excluding earned fees and interest on PPP loans:
Total average loans receivable	$1,640,108	$1,533,533
Less: average PPP loans	(475,941)	(424,290)
Plus: average deferred fees on PPP loans	$10,788	$7,385
Adjusted total average loans receivable	$1,174,955	$1,116,628
Interest and earned fee income on loans	$18,230	$17,885
Less: earned fee income on all loans	$(3,974)	$(3,762)
Less: interest income on PPP loans	(1,169)	(1,064)
Adjusted interest income on loans	$13,086	$13,059
Yield on loans receivable	4.51%	4.64%
Contractual yield on loans receivable, excluding earned fees (1)	3.53%	3.66%
Contractual yield on loans receivable, excluding earned fees and interest on PPP loans:	4.52%	4.65%
(1) Non-GAAP measure - see previous table of "Non-GAAP Financial Measures" for more information.
(Dollars in thousands, unaudited)	As of March 31, 2021	As of December 31, 2020
Company:
Tier 1 capital	$150,055	$143,532
Average assets for the leverage capital ratio	$1,741,666	$1,586,350
Less: Average PPP loans	(475,941)	(424,290)
Plus: Average PPPLF borrowings	170,376	188,222
Adjusted average assets for the leverage capital ratio	$1,436,101	$1,350,282
Tier 1 leverage capital ratio	8.62%	0.00%
Adjusted Tier 1 leverage capital ratio, excluding PPP loans	10.45%	10.63%
Bank:
Tier 1 capital	$153,844	$147,262
Average assets for the leverage capital ratio	$1,740,660	$1,585,514
Less: Average PPP loans	(475,941)	(424,290)
Plus: Average PPPLF borrowings	170,376	188,222
Adjusted average assets for the leverage capital ratio	$1,435,095	$1,349,446
Tier 1 leverage capital ratio	8.84%	9.29%
Adjusted Tier 1 leverage capital ratio, excluding PPP loans	10.72%	10.91%

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Estimated Increase (Decrease) in Net Interest Income
Change in Market Interest Rates	Twelve Month Projection March 31, 2021	Twelve Month Projection December 31, 2020
Static Balance Sheet and Rate Shifts
+400 basis points	24.0%	18.2%
+300 basis points	18.0	13.7
+200 basis points	11.9	9.1
+100 basis points	5.9	4.5
-100 basis points	(4.7)	(3.7)
-200 basis points	(8.6)	(6.8)
-300 basis points	(12.0)	(9.8)

Dynamic Balance Sheet and Rate Shifts
+400 basis points	34.2	22.8
+300 basis points	25.6	17.1
+200 basis points	17.0	11.4
+100 basis points	8.4	5.6
-100 basis points	(5.9)	(4.3)
-200 basis points	(10.3)	(7.4)
-300 basis points	(13.9)	(10.5)

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based on that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the

SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which are incorporated by reference herein. As of March 31, 2021, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2021.

The Company did not repurchase any of its equity securities during the three months ended March 31, 2021 and does not have any authorized share repurchase programs.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter months ended March 31, 2021, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	May 7, 2021	By:	/s/ Eric M. Sprink
Eric M. Sprink
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 7, 2021	By:	/s/ Joel G. Edwards
Joel G. Edwards
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)