Form 10-Q
period 2021-06-30
COASTAL FINANCIAL CORP
filed 2021-08-06
CIK 1437958

452.9  No

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 3, 2021, there were 12,009,899 shares of the issuer’s common stock outstanding.

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

Factors that may affect our results are disclosed in “Item 1A. Risk Factors” in Part II of this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K”).  Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the difficult market conditions and unfavorable economic conditions and uncertainties associated with the COVID-19 pandemic, including the emergence of variant strains of the virus, particularly in the markets in which we operate and in which our loans are concentrated, including declines in housing markets, an increase in unemployment levels and slowdowns in economic growth; our expected future financial results; the overall health of the local and national real estate market; the credit risk associated with our loan portfolio, such as possible additional loan losses and impairment of collectability of loans as a result of the COVID-19 pandemic and policies and programs implemented by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), including its automatic loan forbearance provisions and the effects on our loan portfolio from our Paycheck Protection Program (“PPP”) lending activities, specifically with our commercial real estate loans; our level of nonperforming assets and the costs associated with resolving problem loans; business and economic conditions generally and in the financial services industry, nationally and within our market area; our ability to maintain an adequate level of allowance for loan losses; our ability to successfully manage liquidity risk; our ability to implement our growth strategy and manage costs effectively; the composition of our senior leadership team and our ability to attract and retain key personnel; our ability to raise additional capital to implement our business plan; changes in market interest rates and impacts of such changes on our profits and business; the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; interruptions involving our information technology and telecommunications systems or third-party servicers; our ability to maintain our reputation; increased competition in the financial services industry; regulatory guidance on commercial lending concentrations; our relationship with broker-dealers and digital financial service providers; the effectiveness of our risk management framework; the costs and obligations associated with being a publicly traded company; the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject; the extensive regulatory framework that applies to us; the impact of recent and future legislative and regulatory changes and economic stimulus programs; and other changes in banking, securities and tax laws and regulations, and their application by our regulators; the impact on our operations due to epidemic illnesses, natural or man-made disasters, such as wildfires, the effects of regional or national civil unrest, and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions; the impact of benchmark interest rate reform in the U.S. and implementation of alternative reference rates, such as the Secured Overnight Financing Rate, to the London Interbank Offered Rate (“LIBOR”); fluctuations in the value of the securities held in our securities portfolio; governmental monetary and fiscal policies; material weaknesses in our internal control over financial reporting; and our success at managing the risks involved in the foregoing items.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Furthermore, many of these risks and uncertainties are currently amplified by and may continue to be amplified by or may, in the future, be amplified by, the COVID-19 pandemic, including the emergence of variant strains of the virus, the pace at which the COVID-19 vaccine can be distributed and administered to residents of the markets the Company serves and the United States generally, and the impact of varying governmental responses that affect our customers and the economies where they operate. You are cautioned not to place undue reliance on forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)

ASSETS
	June 30,	December 31,
	2021	2020
Cash and due from banks	$31,473	$18,965
Interest earning deposits with other banks (restricted cash of $0 at June 30, 2021 and December 31, 2020)	251,416	144,152
Investment securities, available for sale, at fair value	25,341	20,399
Investment securities, held to maturity, at amortized cost	2,101	2,848
Other investments	6,839	6,059
Loans receivable	1,658,149	1,547,138
Allowance for loan losses	(19,966)	(19,262)
Total loans receivable, net	1,638,183	1,527,876
Premises and equipment, net	17,207	17,108
Operating lease right-of-use assets	6,637	7,120
Accrued interest receivable	8,108	8,616
Bank-owned life insurance, net	12,056	7,082
Deferred tax asset, net	3,808	3,799
Other assets	3,969	2,098
Total assets	$2,007,138	$1,766,122

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$1,801,678	$1,421,307
Federal Home Loan Bank ("FHLB") advances	24,999	24,999
Paycheck Protection Program Liquidity Facility	-	153,716
Subordinated debt
Principal amount $10,000 (less unamortized debt issuance costs of $0 and $7 at June 30, 2021 and December 31, 2020, respectively)	10,000	9,993
Junior subordinated debentures
Principal amount $3,609 (less unamortized debt issuance costs of $24 and $25 at June 30, 2021 and December 31, 2020, respectively)	3,585	3,584
Deferred compensation	803	863
Accrued interest payable	179	531
Operating lease liabilities	6,845	7,323
Other liabilities	4,949	3,589
Total liabilities	1,853,038	1,625,905
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at June 30, 2021 and December 31, 2020; issued and outstanding: zero shares at June 30, 2021 and December 31, 2020	-	-
Common stock, no par value:
Authorized: 300,000,000 shares at June 30, 2021 and December 31, 2020; 12,007,669 shares at June 30, 2021 issued and outstanding and 11,954,327 shares at December 31, 2020 issued and outstanding	88,699	87,815
Retained earnings	65,399	52,368
Accumulated other comprehensive income, net of tax	2	34
Total shareholders’ equity	154,100	140,217
Total liabilities and shareholders’ equity	$2,007,138	$1,766,122

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$19,365	$15,154	$37,595	$27,781
Interest on interest earning deposits with other banks	74	130	144	488
Interest on investment securities	24	53	52	172
Dividends on other investments	108	89	138	105
Total interest income	19,571	15,426	37,929	28,546
INTEREST EXPENSE
Interest on deposits	628	1,096	1,288	2,650
Interest on borrowed funds	331	337	714	539
Total interest expense	959	1,433	2,002	3,189
Net interest income	18,612	13,993	35,927	25,357
PROVISION FOR LOAN LOSSES	361	1,930	718	3,508
Net interest income after provision for loan losses	18,251	12,063	35,209	21,849
NONINTEREST INCOME
Deposit service charges and fees	949	677	1,812	1,400
BaaS fees	1,424	475	2,372	1,054
Loan referral fees	806	70	1,403	1,123
Mortgage broker fees	253	152	515	314
Sublease and lease income	31	31	63	61
Gain on sales of loans, net	31	-	161	-
Gain on sale of branch, net	1,263	-	1,263	-
Other income	25	115	177	239
Total noninterest income	4,782	1,520	7,766	4,191
NONINTEREST EXPENSE
Salaries and employee benefits	8,913	5,215	16,599	10,898
Occupancy	990	933	2,048	1,860
Data processing	734	621	1,431	1,172
Software licenses, maintenance and subscriptions	543	311	1,027	582
Director and staff expenses	318	187	538	457
Excise taxes	388	262	747	465
Marketing	132	116	214	228
Legal and professional fees	626	474	1,386	797
Federal Deposit Insurance Corporation ("FDIC") assessments	225	74	420	144
Business development	100	48	199	173
Other expense	762	704	1,474	1,188
Total noninterest expense	13,731	8,945	26,083	17,964
Income before provision for income taxes	9,302	4,638	16,892	8,076
PROVISION FOR INCOME TAXES	2,289	967	3,861	1,681
NET INCOME	$7,013	$3,671	$13,031	$6,395
Basic earnings per common share	$0.59	$0.31	$1.09	$0.54
Diluted earnings per common share	$0.56	$0.30	$1.05	$0.52
Weighted average number of common shares outstanding:
Basic	11,984,927	11,917,394	11,972,916	11,913,321
Diluted	12,459,467	12,190,284	12,423,659	12,185,154

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NET INCOME	$7,013	$3,671	$13,031	$6,395
OTHER COMPREHENSIVE INCOME, before tax
Securities available-for-sale
Unrealized holding (loss) gain during the period	(28)	(4)	(41)	105
Income tax benefit (expense) related to unrealized holding (loss) gain	6	1	9	(22)
OTHER COMPREHENSIVE (LOSS) INCOME, net of tax	(22)	(3)	(32)	83
COMPREHENSIVE INCOME	$6,991	$3,668	$12,999	$6,478

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)

	Shares of Common Stock	Amount of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE, March 31, 2020	11,929,413	$87,166	$39,946	$54	$127,166
Net income	-	-	3,671	-	3,671
Issuance of restricted stock awards	—	-	-	-	-
Forfeiture of restricted stock awards	(3,500)	-	-	-	-
Exercise of stock options	350	2	-	-	2
Stock-based compensation	-	141	-	-	141
Other comprehensive loss, net of tax	-	-	-	(3)	(3)
BALANCE, June 30, 2020	11,926,263	$87,309	$43,617	$51	$130,977

BALANCE, December 31, 2019	11,913,885	$86,983	$37,222	$(32)	$124,173
Net income	-	-	6,395	-	6,395
Issuance of restricted stock awards	6,248	-	-	-	-
Forfeiture of restricted stock awards	(3,500)	-	-	-	-
Exercise of stock options	9,630	56	-	-	56
Stock-based compensation	-	270	-	-	270
Other comprehensive income, net of tax	-	-	-	83	83
BALANCE, June 30, 2020	11,926,263	$87,309	$43,617	$51	$130,977

BALANCE, March 31, 2021	11,988,636	$88,329	$58,386	$24	$146,739
Net income	-	-	7,013	-	7,013
Issuance of restricted stock awards	4,736	-	-	-	-
Vesting of restricted stock units	425	-	-	-	-
Exercise of stock options	13,872	99	-	-	99
Stock-based compensation	-	271	-	-	271
Other comprehensive loss, net of tax	-	-	-	(22)	(22)
BALANCE, June 30, 2021	12,007,669	$88,699	$65,399	$2	$154,100

BALANCE, December 31, 2020	11,954,327	$87,815	$52,368	$34	$140,217
Net income	-	-	13,031	-	13,031
Issuance of restricted stock awards	10,714	-	-	-	-
Vesting of restricted stock units	7,851	-	-	-	-
Exercise of stock options	34,777	250	-	-	250
Stock-based compensation	-	634	-	-	634
Other comprehensive loss, net of tax	-	-	-	(32)	(32)
BALANCE, June 30, 2021	12,007,669	$88,699	$65,399	$2	$154,100

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,031	$6,395
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	718	3,508
Depreciation and amortization	802	620
(Gain) loss on disposition of fixed assets	-	12
Decrease in operating lease right-of-use assets	524	842
Decrease in operating lease liabilities	(519)	(846)
Gain on sales of loans	(161)	-
Net premium amortization (discount accretion) on investment securities	19	19
Stock-based compensation	634	270
Gain on sale of branch	(1,263)	-
Increase in bank-owned life insurance value	(4,974)	(99)
Deferred tax benefit	-	-
Net change in other assets and liabilities	(407)	(2,720)
Net cash provided by operating activities	8,404	8,001
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in interest earning deposits with other banks	(107,264)	(63,762)
Purchase of investment securities available for sale	(19,998)	(14,989)
Change in other investments, net	(780)	(1,446)
Principal paydowns of investment securities available-for-sale	18	16
Principal paydowns of investment securities held-to-maturity	725	451
Maturities and calls of investment securities available-for-sale	15,000	23,000
Proceeds from sale of loans	2,415	-
Increase in loans receivable, net	(115,204)	(508,172)
Net cash transfer for branch sale	(19,980)	-
Purchases of premises and equipment, net	(1,796)	(4,192)
Net cash used by investing activities	(246,864)	(569,094)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and money market, and savings	411,958	352,642
Net decrease in time deposits	(7,524)	(14,174)
Net repayments from short term FHLB borrowing	-	(10,000)
Net advances from long term FHLB borrowing	-	24,999
Net (repayments) advances from Paycheck Protection Program Liquidity Facility	(153,716)	190,156
Proceeds from exercise of stock options	250	56
Net cash provided by financing activities	250,968	543,679
NET CHANGE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	12,508	(17,414)
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	18,965	43,910
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of quarter	$31,473	$26,496
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$2,354	$3,185
Income taxes paid	4,269	1,815
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$(41)	$105
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

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of operations - Coastal Financial Corporation (“Corporation” or “Company”) is a registered bank holding company whose wholly owned subsidiaries are Coastal Community Bank (“Bank”) and Arlington Olympic LLC (“LLC”). The Company is a Washington state corporation that was organized in 2003. The Bank was incorporated and commenced operations in 1997 and is a Washington state-chartered commercial bank that is a member bank of the Federal Reserve system. Arlington Olympic LLC was formed in 2019 and owns the Company’s Arlington branch site, which the Bank leases from the LLC.

The Company provides a full range of banking products and services to small and medium-sized businesses, professionals, and individuals throughout the greater Puget Sound area through its branches in Snohomish, Island, and King Counties, the Internet, and its mobile banking application.  The Company previously announced the sale of its Freeland Branch, which was effective April 30, 2021, which brought the total branch locations to 14.  The Bank’s main office and the headquarters of the Bank and Company are located in Everett, Washington. The Bank’s deposits are insured to applicable legal limits by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s loans and deposits are primarily within the greater Puget Sound area, and the Bank’s primary funding source is deposits from customers. The CCBX division provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services.  In addition, the Bank expects to introduce a digital bank offering, through our CCDB division, in collaboration with Google. The Bank is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has regulatory and supervisory authority over the Company.

As previously announced, effective at the close of business on April 30, 2021, the Freeland branch was sold to a third party financial institution that acquired certain branch assets and assumed certain branch liabilities including deposits. The assets and liabilities of the Freeland branch that were sold in this transaction primarily consisted of $24.1 million in deposits, and included $1.9 million in loans, $900,000 for the branch building and $100,000 in cash and cash equivalents. The transaction resulted in a net cash payment to the third party financial institution of $20.0 million, and a gain on sale of $1.3 million as a component of other noninterest income in the condensed consolidated statements of income.

Financial statement presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting requirements and with instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2021. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for future periods.

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

Subsequent Events - The Company has evaluated events and transactions subsequent to June 30, 2021 for potential recognition or disclosure.  To the extent any events and conditions exist, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

Reclassifications - Certain amounts reported in prior quarters' consolidated financial statements have been reclassified to conform to the current presentation with no effect on stockholders’ equity or net income.

Note 2 - Recent accounting standards

Recent Accounting Guidance

Under Accounting Standards Codification (“ASC”) Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that, to be eligible not to be considered a TDR, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the federal national emergency or (B) January 1, 2022. Additionally, under guidance from the federal bank regulatory agencies, including the Federal Reserve and the FDIC, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40. These modifications include short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. The federal banking agencies confirmed with the staff of the Financial Accounting Standards Board (“FASB”) that such short-term modifications not to be considered TDRs.  See Note 4 of the Condensed Consolidated Financial Statements of this Report for disclosure of the impact to date.

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

Note 3 - Investment Securities

The amortized cost and fair values of investment securities at the date indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
June 30, 2021
Available-for-sale
U.S. Treasury securities	$24,999	$5	$(12)	$24,992
U.S. Agency collateralized mortgage obligations	80	3	-	83
U.S. Agency residential mortgage-backed securities	7	-	-	7
Municipal bonds	253	6	-	259
Total available-for-sale securities	25,339	14	(12)	25,341
Held-to-maturity
U.S. Agency residential mortgage-backed securities	2,101	78	-	2,179
Total investment securities	$27,440	$92	$(12)	$27,520

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2020
Available-for-sale
U.S. Treasury securities	$19,997	$31	$-	$20,028
U.S. Agency collateralized mortgage obligations	96	4	-	100
U.S. Agency residential mortgage-backed securities	10	-	-	10
Municipal bonds	254	7	-	261
Total available-for-sale securities	20,357	42	-	20,399
Held-to-maturity
U.S. Agency residential mortgage-backed securities	2,848	109	-	2,957
Total investment securities	$23,205	$151	$-	$23,356

The amortized cost and fair value of debt securities at June 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers or the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are shown separately, since they are not due at a single maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
June 30, 2021
Amounts maturing in
One year or less	$24,999	$24,992	$-	$-
After one year through five years	253	259	-	-
	25,252	25,251	-	-
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	87	90	2,101	2,179
	$25,339	$25,341	$2,101	$2,179

Investment securities with an amortized cost of $27.3 million and $22.0 million at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.  During the quarter ended June 30, 2021, one U.S. Treasury Bill was purchased for $5.0 million, to pledge as security for public funds.  During the six months ended June 30, 2021, a total of  four U.S. Treasury Bills were purchased for a total of $20.0 million, to replace maturing securities and to pledge as security for public funds.

There were no sales of securities during the three or six months ended June 30, 2021 or 2020.

There were four securities with an unrealized loss as of June 30, 2021.  There were no gross unrealized losses or securities in an unrealized loss position as of December 31, 2020.  The following table shows the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
June 30, 2021
Available-for-sale
U.S. Treasury securities	$19,988	$12	$-	$-	$19,988	$12
Total investment securities	$19,988	$12	$-	$-	$19,988	$12

Management has evaluated the above securities and does not believe that any individual unrealized loss as of June 30, 2021, represents an other-than-temporary impairment (“OTTI”).  The decline in fair market value of these securities was generally due to changes in market interest rates since purchase and was not related to any known decline in the credit worthiness of the issuer.  Management does not intend to sell any impaired securities nor does evidence suggest that it is more likely than not that management will be required to sell any impaired securities.  Management believes there is a high probability of collecting all contractual amounts due, because the majority of the securities in the portfolio are backed by government agencies or government sponsored enterprises.  However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one year time horizon or perhaps even until maturity.

Note 4 - Loans and Allowance for Loan Losses

The composition of the loan portfolio is as follows as of the periods indicated:

	June 30,	December 31,
	2021	2020

Commercial and industrial loans	$599,718	$539,200
Real estate loans:
Construction, land, and land development	116,733	94,423
Residential real estate	143,574	143,869
Commercial real estate	807,711	774,925
Consumer and other loans	7,161	3,916
Gross loans receivable	1,674,897	1,556,333
Net deferred origination fees and premiums	(16,748)	(9,195)
Loans receivable	$1,658,149	$1,547,138

Included in commercial and industrial loans are Paycheck Protection Program (“PPP”) loans of $398.0 million at June 30, 2021 and $365.8 million at December 31, 2020.  PPP loans are 100% guaranteed by the Small Business Administration (“SBA”).  PPP loans had net deferred origination fees and premiums of $12.4 million as of June 30, 2021, largely contributing to the increase in net deferred origination fees and premiums, compared to December 31, 2020.   Also included in commercial and industrial loans as of June 30, 2021 and December 31, 2020, is $98.9 million and $65.6 million, respectively in capital call lines, provided to venture capital firms through one of our BaaS clients.  These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our BaaS client and the underwriting is reviewed and approved by the Bank on every loan.

Included in consumer and other loans are overdrafts of $16,000 and $31,000 at June 30, 2021 and December 31, 2020, respectively. The Company has pledged loans totaling $202.4 million and $326.8 million at June 30, 2021 and December 31, 2020, respectively, for borrowing lines at the FHLB and Federal Reserve Bank.  Paycheck Protection Program Liquidity Facility (“PPPLF”) borrowings require that an equal amount of PPP loans be pledged for any outstanding balance.  All PPPLF borrowings were paid in full as of June 30, 2021, compared to a balance of $153.7 million at December 31, 2020, resulting in a decrease in the amount of pledged loans as of June 30, 2021.  The PPPLF expired on July 31, 2021.

The balance of SBA and United States Department of Agriculture (“USDA”) loans and participations sold and serviced for others totaled was $20.0 million and $20.6 million at June 30, 2021 and December 31, 2020, respectively.

The balance of Main Street Lending Program (“MSLP”) loans participated and serviced totaled $56.3 million  at June 30, 2021 and December 31, 2020.

The Company, at times, purchases individual loans at fair value as of the acquisition date. Purchased loans with remaining balances totaled $15.7 million and $19.3 million as of June 30, 2021 and December 31, 2020, respectively. Unamortized premiums totaled $253,000 and $306,000 as of June 30, 2021 and December 31, 2020, respectively, and are amortized into interest income over the life of the loans.

The Company has purchased participation loans with remaining balances totaling $46.8 million and $44.9 million as of June 30, 2021 and December 31, 2020, respectively.

The following is a summary of the Company’s loan portfolio segments:

Commercial and industrial loans – Commercial and industrial loans are secured by business assets including inventory, receivables and machinery and equipment of businesses located generally in the Company’s primary market area. Loan types include revolving lines of credit, term loans, and loans secured by liquid collateral such as cash deposits or marketable securities. The Company also issues letters of credit on behalf of its customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.   The Company also has capital call lines which are provided to venture capital firms through one of our BaaS clients.  Also included in this category are SBA 7(a) loans, which includes PPP loans.  PPP loans have a contractual rate of 1.0%, with maturity terms of two to five years, are unsecured, and 100% guaranteed by the SBA.  PPP loans may be forgiven by the U.S. Government / SBA if loan proceeds are used for certain purposes.  To bolster the effectiveness of the SBA’s PPP loan program, the Federal Reserve PPPLF supplied liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The PPPLF, which expired on July 31, 2021, extended credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. The interest rate is 0.35% and as PPP loans are paid down, the PPPLF borrowing line must also be paid down.

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

The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
June 30, 2021
Commercial and industrial loans	$50	$482	$532	$599,186	$599,718	$-
Real estate loans:
Construction, land and land development	-	-	-	116,733	116,733	-
Residential real estate	-	58	58	143,516	143,574	-
Commercial real estate	-	-	-	807,711	807,711	-
Consumer and other loans	-	-	-	7,161	7,161	-
	$50	$540	$590	$1,674,307	$1,674,897	$-
Less net deferred origination fees and premiums					(16,748)
Loans receivable					$1,658,149

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2020
Commercial and industrial loans	$133	$537	$670	$538,530	$539,200	$-
Real estate loans:
Construction, land and land development	1	-	1	94,422	94,423	-
Residential real estate	1,108	60	1,168	142,701	143,869	-
Commercial real estate	-	-	-	774,925	774,925	-
Consumer and other loans	-	-	-	3,916	3,916	-
	$1,242	$597	$1,839	$1,554,494	1,556,333	$-
Less net deferred origination fees and premiums					(9,195)
Loans receivable					$1,547,138

A summary of information pertaining to impaired loans as of the period indicated:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	(dollars in thousands)
June 30, 2021
Commercial and industrial loans	$753	$355	$127	$482	$114
Real estate loans:
Residential real estate	182	166	-	166	-
Total	$935	$521	$127	$648	$114

December 31, 2020
Commercial and industrial loans	$834	$537	$-	$537	$-
Real estate loans:
Residential real estate	188	175	-	175	-
Total	$1,022	$712	$-	$712	$-

The following tables summarize the Company’s average recorded investment and interest income recognized on impaired loans by loan class for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30, 2021		June 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
			(dollars in thousands)
Commercial and industrial loans	$485	$-	$694	$-
Real estate loans:
Construction, land and land development	170	-	252	-
Residential real estate	-	-	63	-
Commercial real estate	-	-	9	-
Total	$655	$-	$1,018	$-

	Six Months Ended
	June 30, 2021		June 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
			(dollars in thousands)
Commercial and industrial loans	$503	$-	$789	$-
Real estate loans:
Construction, land and land development	-	-	63	-
Residential real estate	171	-	64	-
Commercial real estate	-	-	2	-
Consumer and other loans	-	-	1	-
Total	$674	$-	$919	$-

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

No loans were restructured in the three or six months ended June 30, 2021 and June 30, 2020 that qualified as TDRs. The Company has no commitments to loan additional funds to borrowers whose loans were classified as TDRs at June 30, 2021, as there were no outstanding TDRs at June 30, 2021.

Pursuant to guidance from the federal bank regulatory agencies, the Company deferred or modified payments on existing loans to assist customers financially during the COVID-19 pandemic and economic shutdown.  There are two loans, representing $11.7 million in outstanding loans, that remain on deferred or modified payment status as of June 30, 2021.  In accordance with GAAP, the CARES Act, as amended by the Consolidated Appropriations Act, 2021, and interagency guidance issued on March 22, 2020 and April 7, 2020, these short-term modifications, made on a good faith basis in response to the COVID-19 pandemic to borrowers that were current prior to any relief, are not considered TDRs.

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

An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	June 30,	December 31,
	2021	2020

Commercial and industrial loans	$482	$537
Real estate loans:
Residential real estate	166	175
Total nonaccrual loans	$648	$712

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

Loans by credit quality risk rating are as follows as of the periods indicated:

	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
June 30, 2021
Commercial and industrial loans	$598,372	$782	$564	$-	$599,718
Real estate loans:
Construction, land, and land development	116,733	-	-	-	116,733
Residential real estate	143,351	57	166	-	143,574
Commercial real estate	801,061	4,050	2,600	-	807,711
Consumer and other loans	7,161	-	-	-	7,161
	$1,666,678	$4,889	$3,330	$-	1,674,897
Less net deferred origination fees					(16,748)
Loans receivable					$1,658,149

December 31, 2020
Commercial and industrial loans	$538,149	$397	$654	$-	$539,200
Real estate loans:
Construction, land, and land development	94,423	-	-	-	94,423
Residential real estate	143,540	154	175	-	143,869
Commercial real estate	763,647	11,278	-	-	774,925
Consumer and other loans	3,916	-	-	-	3,916
	$1,543,675	$11,829	$829	$-	1,556,333
Less net deferred origination fees					(9,195)
Loans receivable					$1,547,138

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

The loan portfolio is segmented into groups of loans with similar risk profiles. Each segment possesses varying degrees of risk based on the type of loan, the type of collateral, and the sensitivity of the borrower or industry to changes in external factors such as economic conditions. An estimated loss rate calculated from the Company’s actual historical loss rates adjusted for current portfolio trends, economic conditions, and other relevant internal and external factors, is applied to each group’s aggregate loan balances.  The $398.0 million in PPP loans as of June 30, 2021 are 100% guaranteed by the SBA and were not subject to the allowance analysis or assigned an allowance.

The Company’s provision for credit losses of $361,000 and $718,000 for the three and six months ended June 30, 2021, is primarily the result of growth in the loan portfolio.  The $1.9 million and $3.5 million provision for credit losses during the three and six months ended June 30, 2020, is related to the uncertainties in the economic outlook from the COVID-19 pandemic and growth in the loan portfolio. The Company is not required to implement the provisions of the Current Expected Credit Loss (“CECL”) accounting standard until January 1, 2023 and is continuing to account for the allowance for loan losses under the incurred loss model.

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio, as of and for the three and six months ended June 30, 2021:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Three Months Ended June 30, 2021
Balance, March 31, 2021	$3,387	$3,982	$3,171	$7,953	$108	$1,009	$19,610
Provision for loan losses or (recapture)	(68)	538	131	104	(21)	(323)	361
	3,319	4,520	3,302	8,057	87	686	19,971
Loans charged-off	(2)	-	-	-	(10)	-	(12)
Recoveries of loans previously charged-off	-	-	-	-	7	-	7
Net (charge-offs) recoveries	(2)	-	-	-	(3)	-	(5)
Balance, June 30, 2021	$3,317	$4,520	$3,302	$8,057	$84	$686	$19,966

Six Months Ended June 30, 2021
Balance, December 31, 2020	$3,353	$3,545	$3,410	$7,810	$127	$1,017	$19,262
Provision for loan losses or (recapture)	(25)	975	(108)	247	(40)	(331)	718
	3,328	4,520	3,302	8,057	87	686	19,980
Loans charged-off	(16)	-	-	-	(14)	-	(30)
Recoveries of loans previously charged-off	5	-	-	-	11	-	16
Net (charge-offs) recoveries	(11)	-	-	-	(3)	-	(14)
Balance, June 30, 2021	$3,317	$4,520	$3,302	$8,057	$84	$686	$19,966

As of June 30, 2021
ALLL amounts allocated to
Individually evaluated for impairment	$114	$-	$-	$-	$-	$-	$114
Collectively evaluated for impairment	3,203	4,520	3,302	8,057	84	686	19,852
ALLL balance, June 30, 2021	$3,317	$4,520	$3,302	$8,057	$84	$686	$19,966
Loans individually evaluated for impairment	$482	$-	$166	$-	$-		$648
Loans collectively evaluated for impairment	599,236	116,733	143,408	807,711	7,161		1,674,249
Loan balance, June 30, 2021	$599,718	$116,733	$143,574	$807,711	$7,161		$1,674,897

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio, as of and for the three and six months ended June 30, 2020:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Three Months Ended June 30, 2020
ALLL balance, March 31, 2020	$2,837	$3,647	$2,232	$3,889	$96	$224	$12,925
Provision for loan losses or (recapture)	23	(269)	437	1,346	45	348	1,930
	2,860	3,378	2,669	5,235	141	572	14,855
Loans charged-off	(11)	-	-	-	(2)	-	(13)
Recoveries of loans previously charged-off	4	-	-	-	1	-	5
Net (charge-offs) recoveries	(7)	-	-	-	(1)	-	(8)
ALLL balance, June 30, 2020	$2,853	$3,378	$2,669	$5,235	$140	$572	$14,847
Six Months Ended June 30, 2020
ALLL balance, December 31, 2019	$2,366	$2,745	$2,069	$3,126	$104	$1,060	$11,470
Provision for loan losses or (recapture)	612	633	600	2,109	42	(488)	3,508
	2,978	3,378	2,669	5,235	146	572	14,978
Loans charged-off	(130)	-	-	-	(7)	-	(137)
Recoveries of loans previously charged-off	5	-	-	-	1	-	6
Net (charge-offs) recoveries	(125)	-	-	-	(6)	-	(131)
ALLL balance, June 30, 2020	$2,853	$3,378	$2,669	$5,235	$140	$572	$14,847

As of June 30, 2020
ALLL amounts allocated to
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	2,853	3,378	2,669	5,235	140	572	14,847
ALLL balance, June 30, 2020	$2,853	$3,378	$2,669	$5,235	$140	$572	$14,847
Loans individually evaluated for impairment	$689	$3,270	$63	$413	$-		$4,435
Loans collectively evaluated for impairment	550,861	99,152	122,886	677,922	4,735		1,455,556
Loan balance, June 30, 2020	$551,550	$102,422	$122,949	$678,335	$4,735		$1,459,991

The following table summarizes the allocation of the ALLL attributed to various segments in the loan portfolio as of December 31, 2020.

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
As of December 31, 2020
ALLL amounts allocated to
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	3,353	3,545	3,410	7,810	127	1,017	19,262
ALLL balance, December 31, 2020	$3,353	$3,545	$3,410	$7,810	$127	$1,017	$19,262
Loans individually evaluated for impairment	$537	$-	$175	$-	$-		$712
Loans collectively evaluated for impairment	538,663	94,423	143,694	774,925	3,916		1,555,621
Loan balance, December 31, 2020	$539,200	$94,423	$143,869	$774,925	$3,916		$1,556,333

Note 5 - Deposits

The composition of consolidated deposits consisted of the following at the periods indicated:

	June 30,	December 31,
	2021	2020
	(dollars in thousands)
Demand, noninterest bearing	$887,896	$592,261
NOW and money market	743,014	658,323
Savings	93,224	77,611
Total core deposits	1,724,134	1,328,195
BaaS-brokered deposits	27,388	33,482
Time deposits less than $250,000	34,809	41,145
Time deposits $250,000 and over	15,347	18,485
Total deposits	$1,801,678	$1,421,307

The following table presents the maturity distribution of time deposits as of June 30, 2021 (dollars in thousands):

(dollars in thousands)
Twelve months	$38,445
One to two years	6,176
Two to three years	3,121
Three to four years	1,043
Four to five years	1,371
$50,156

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

The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating lease liabilities. There was one lease that renewed during the six months ended June 30, 2021.

The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately.  The Company’s lease agreements do not contain any residual value guarantees.

Operating leases with terms of 12 months or less are not included in ROU assets and operating lease liabilities recorded in the Company’s consolidated balance sheets. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis.  As of June 30, 2021, the Company does not have any leases that have not yet commenced.  At June 30, 2021, lease expiration dates ranged from six months to 23.6 years, with additional renewal options on certain leases typically ranging from 5 to 10 years. At June 30, 2021, the weighted average remaining lease term for the Company’s operating leases was 8.7 years.

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $341,000 and $334,000, respectively, for the three months ended June 30, 2021 and 2020 and $682,000 and $678,000 for the six months ended June 30, 2021 and 2020, respectively. Variable lease components, such as inflation adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew, at June 30, 2021:

June 30,
2021
(dollars in thousands)
July 1, 2021 to December 31, 2021	$636
2022	1,279
2023	1,272
2024	864
2025	713
2026 and thereafter	3,209
Total lease payments	7,973
Less: amounts representing interest	1,128
Present value of lease liabilities	$6,845

The following table presents the components of total lease expense and operating cash flows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Lease expense:
Operating lease expense	$321	$327	$642	$662
Variable lease expense	36	35	70	72
Total lease expense (1)	$357	$362	$712	$734
Cash paid:
Cash paid reducing operating lease liabilities	$353	$355	$706	$722

(1) Included in net occupancy expense in the Condensed Consolidated Statements of Income (Unaudited).

The Company entered into a five-year prepaid capital lease for ATM machines beginning October 1, 2020.  The equipment is recorded as fixed assets on the Company’s balance sheet and depreciation expense is recognized on a straight-line basis over the term of the lease.  Depreciation expense was $33,000 and $66,000 for the three and six months ended June 30, 2021, with $565,000 remaining as of June 30, 2021.  This capital lease began in October 2020, therefore there was no depreciation expense for the ATM capital lease as of June 30, 2020.

Note 7 - Stock-Based Compensation

Stock Options and Restricted Stock

On April 30, 2018, the Company’s shareholders approved the Coastal Financial Corporation 2018 Omnibus Incentive Plan (“2018 Plan”). The 2018 Plan authorizes the Company to grant awards, including but not limited to, stock options, restricted stock units, and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. On May 24, 2021, the Company’s shareholders approved the First Amendment to the 2018 Plan, which increased the authorized plan shares by 600,000.  The 2018 Plan replaced both the Company’s 2006 Stock Option and Equity Compensation Plan (“2006 Plan”) and its Directors’ Stock Bonus Plan.  Existing awards under the previous plans will vest under the terms granted and no further awards will be made under these plans. Shares available to be granted under the 2018 Plan totaled 769,928 at June 30, 2021.

Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company uses the vesting term and contractual life to determine the expected life. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense related to unvested stock option awards is reversed at date of forfeiture.

There were no new stock options granted in the three and six months ended June 30, 2021 and 2020.

A summary of stock option activity under the 2018 Plan and 2006 Plan during the six months ended June 30, 2021:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts)
Outstanding at December 31, 2020	749,397	$7.75	5.04	$9,933
Granted	-	-	-
Exercised	(34,777)	7.20	-
Forfeited or expired	-	-	-
Outstanding at June 30, 2021	714,620	$7.77	4.53	$14,856
Vested or expected to vest at June 30, 2021	714,620	$7.77	4.53	$14,856
Exercisable at June 30, 2021	360,919	$6.62	3.44	$7,920

The total or aggregate intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the three and six months ended June 30, 2021 $317,000 and $674,000, respectively, and was $3,000 and $94,000 for the three and six months ended June 30, 2020, respectively.

As of June 30, 2021, there was $1.7 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan and 2006 Plan. Total unrecognized compensation costs are adjusted for unvested forfeitures. The Company expects to recognize that cost over a weighted-average period of approximately 6.3 years.   Compensation expense recorded related to stock options was $92,000 and $181,000 for the three and six months ended June 30, 2021, respectively and $92,000  and $187,000 for the three and six months ended June 30, 2020, respectively.

Restricted Stock Units

In January 2021, the Company granted 84,258 restricted stock units under the 2018 Plan to employees, which vest ratably over 5 years.  In April 2021, the Company granted 1,000 restricted stock units under the 2018 Plan to an employee, which vest ratably over 5 years.

The fair value of restricted stock units is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock units are nonparticipating securities.

As of June 30, 2021, there was $3.0 million of total unrecognized compensation cost related to nonvested restricted stock units.  The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 6.1 years.  Compensation expense recorded related to restricted stock units was $133,000 and $234,000 for the three and six months ended June 30, 2021, respectively and $34,000 and $57,000 for the three and six months ended June 30, 2020, respectively.

A summary of the Company’s nonvested shares at June 30, 2021 and changes during the six-month period is presented below:

Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts)
Nonvested shares at December 31, 2020	90,249	$17.25	$352
Granted	85,258	20.99
Forfeited	(360)	20.47
Vested	(7,851)	17.73
Nonvested shares at June 30, 2021	167,296	$19.12	$1,667

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

As of June 30, 2021, there was $59,000 of total unrecognized compensation cost related to nonvested restricted stock awards.  The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 6.6 years.  Compensation expense recorded related to restricted stock awards was $2,000 and $129,000 for the three and six months ended June 30, 2021, respectively and $1,000 and $3,000 for the three and six months ended June 30, 2020, respectively.

Director’s Stock Compensation

Stock was previously granted to directors who attended at least 75% of the scheduled board meetings during the prior year. Grants cliff vest over one or two years from date awarded, contingent on the director still being a director of the Company. During the vesting period, the grants are considered participating securities.

Eligible directors are now granted stock with a total market value of $15,000, and the Board Chair is granted stock with a total market value of $25,000.  Stock will be granted as of each annual meeting date and will cliff vest one day prior to the next annual meeting date.  For stock granted in 2020, $5,000 was subject to a two-year cliff vesting period, and the remaining stock cliff vested one day prior to this year’s annual meeting date.   Directors unable to receive stock will receive cash in lieu upon completion of the vesting period. Cash awards are recognized over the vesting period and recorded in other liabilities until paid.

On May 24, 2021, 4,736 new shares were granted to nine directors at an estimated fair value of $30.67 per share, and will cliff vest one day prior to the 2022 annual shareholder meeting date.  Director compensation expense recorded related to the 2018 Plan totaled $44,000 and $90,000 for the three and six months ended June 30, 2021, respectively and $9,000 and $18,000 for the three and six months ended June 30, 2020, respectively.

A summary of the Company’s nonvested shares at June 30, 2021 and changes during the six-month period is presented below:

Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts)
Nonvested shares at December 31, 2020	14,377	$16.15	$70
Granted	10,714	25.22
Forfeited	-	-
Vested	(8,494)	19.30
Nonvested shares at June 30, 2021	16,597	$20.40	$145

Note 8 - Fair Value Measurements

The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	June 30, 2021		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$31,473	$31,473	$31,473	$-	$-
Interest earning deposits with other banks	251,416	251,416	251,416	-	-
Investment securities	27,442	27,520	24,992	2,528	-
Other investments	6,839	6,839	-	5,989	850
Loans receivable	1,638,183	1,638,644	-	-	1,638,644
Accrued interest receivable	8,108	8,108	-	8,108	-
Financial liabilities
Deposits	$1,801,678	1,801,670	$-	$1,801,670	$-
FHLB advances	24,999	24,614	-	24,614	-
Subordinated debt	10,000	9,852	-	9,852	-
Junior subordinated debentures	3,585	2,894	-	2,894	-
Accrued interest payable	179	179	-	179	-

	December 31, 2020		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$18,965	$18,965	$18,965	$-	$-
Interest earning deposits with other banks	144,152	144,152	144,152	-	-
Investment securities	23,247	23,356	20,028	3,328	-
Other investments	6,059	6,059	-	5,209	850
Loans receivable, net	1,527,876	1,535,541	-	-	1,535,541
Accrued interest receivable	8,616	8,616	-	8,616	-
Financial liabilities
Deposits	$1,421,307	$1,421,534	$-	$1,421,534	$-
Paycheck Protection Program Liquidity Facility	$153,716	$153,716		$153,716
FHLB advances	24,999	24,787	-	24,787	-
Subordinated debt	9,993	9,913	-	9,913	-
Junior subordinated debentures	3,584	2,707	-	2,707	-
Accrued interest payable	531	531	-	531	-

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

Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
June 30, 2021
Available-for-sale
U.S. Treasury securities	$24,992	$-	$-	$24,992
U.S. Agency collateralized mortgage obligations	-	83	-	83
U.S. Agency residential mortgage-backed securities	-	7	-	7
Municipals	-	259	-	259
	$24,992	$349	$-	$25,341
December 31, 2020
Available-for-sale
U.S. Treasury securities	$20,028	$-	$-	$20,028
U.S. Agency collateralized mortgage obligations	-	100	-	100
U.S. Agency residential mortgage-backed securities	-	10	-	10
Municipals	-	261	-	261
	$20,028	$371	$-	$20,399

The following methods were used to estimate the fair value of the class of financial instruments above:

Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2021 and December 31, 2020. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets measured at fair value using significant unobservable inputs (Level 3)

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the dates indicated:

	Valuation Technique	Unobservable Inputs	June 30, 2021 Weighted Average Rate	December 31, 2020 Weighted Average Rate
Impaired loans	Collateral valuations	Discount to appraised value	7%	9%

Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
June 30, 2021
Impaired loans	$-	$-	$535	$535
Total	$-	$-	$535	$535

December 31, 2020
Impaired loans	$-	$-	$712	$712
Total	$-	$-	$712	$712

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

Note 9 - Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(dollars in thousands, except share data)
Net Income	$7,013	$3,671	$13,031	$6,395
Basic weighted average number common shares outstanding	11,984,927	11,917,394	11,972,916	11,913,321
Dilutive effect of equity-based awards	474,540	272,890	450,743	271,833
Diluted weighted average number common shares outstanding	12,459,467	12,190,284	12,423,659	12,185,154
Basic earnings per share	$0.59	$0.31	$1.09	$0.54
Diluted earnings per share	$0.56	$0.30	$1.05	$0.52
Antidilutive stock options and restricted stock outstanding	159,668	216,785	173,472	216,785

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a bank holding company that operates through our wholly owned subsidiaries, Coastal Community Bank (the “Bank”) and Arlington Olympic LLC. We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. The primary focus of the Bank is on providing a full range of banking products and services to small and medium sized businesses, professionals, and individuals throughout the greater Puget Sound region in the state of Washington. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The Bank announced the sale of its Freeland branch (Island County) in February 2021, and the sale closed on April 30, 2021.  The Bank through its CCBX division provides banking as a service (“BaaS”) that allows broker-dealer and digital financial service partners to offer their customers banking services.   In addition, the Bank expects to introduce a digital bank offering, through its CCDB division, in collaboration with Google.  As of June 30, 2021, we had total assets of $2.01 billion, total gross loans of $1.66 billion, total deposits of $1.80 billion and total shareholders’ equity of $154.1 million.

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted by the Bank.

As a bank holding company that operates through one segment,  we generate most of our revenue from interest on loans. Our primary source of funding for our loans is commercial and retail deposits from our customer relationships. We place secondary reliance on wholesale funding, primarily borrowings from the Federal Home Loan Bank (“FHLB”).  We utilized the Paycheck Protection Program Liquidity Facility (“PPPLF”), which provided an additional source of low cost funding for the Paycheck Protection Program (“PPP”) loans, with a contractual interest rate of 0.35% and collateralized by PPP loans.  All our PPPLF borrowings were paid in full as of June 30, 2021, and the PPPLF expired on July 31, 2021.  Less commonly used sources of funding include borrowings from the Federal Reserve discount window, draws on established federal funds lines from unaffiliated commercial banks, brokered deposits, certificate of deposit listing services, and a one-way buy through an insured cash sweep (“ICS”) account, which allow us to obtain funds from other institutions that have deposited funds through ICS. Our largest expenses are salaries and related employee benefits, provision for loan losses, interest on deposits and borrowings, occupancy and data processing. Our principal lending products are commercial real estate loans, commercial and industrial loans, residential real estate loans, construction, land and land development loans, and to a lesser extent consumer loans.

Coronavirus Aid, Relief, and Economic Security (“CARES”) Act

On March 27, 2020, the CARES Act was enacted, providing wide ranging economic relief for individuals and businesses impacted by the COVID-19 pandemic. Among other things, the statute created the PPP, which is a stimulus response to the potential economic impacts of the COVID-19 pandemic.  The purpose of the PPP is to provide forgivable loans to smaller businesses, sole proprietorships, independent contractors, and self-employed individuals that use the proceeds of the loans for payroll and certain other qualifying expenses. The Small Business Administration (“SBA”) manages the PPP. If a loan is fully forgiven, the SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by the SBA. We accepted and processed applications for the duration of the initial PPP loan program, which closed for new applicants on August 8, 2020.  The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, appropriated additional funding to the PPP and permitted certain PPP borrowers to make “second draw” loans. The American Rescue Plan Act of 2021, enacted on March 11, 2021, expanded the eligibility criteria for both first and second draw PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness. The PPP Extension Act of 2021, enacted on March 25, 2021, extended the PPP through May 31, 2021, at which time the program closed for new applications.

The PPP lending resumed on January 19, 2021 (known as “round three” or the “third round” of the PPP), and we accepted and processed applications for the duration of the round three, which closed for applications on May 31, 2021.  As of June 30, 2021, we funded $763.9 million in PPP loans, since the first round of PPP loans opened in March 2020 through the close of round three.  Net deferred fees on these loans total $12.4 million as of June 30, 2021, and will be recognized in interest income in future periods. PPP loans originated in 2021 are five-year loans. Loan payments will be deferred for borrowers who apply for loan forgiveness until SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred 10 months after the end of the covered period for the borrower’s loan forgiveness (generally between eight and 24 weeks).

We are accepting applications from customers for loan forgiveness and we have  received $173.2 million in forgiveness or principal paydowns in the three months ended June 30, 2021. To obtain loan forgiveness, a PPP borrower must submit a forgiveness application to us, which we review and submit to the SBA.  We expect that the pace of forgiveness of PPP loans will continue to be robust in the third quarter 2021 and then start to slow in the fourth quarter of 2021.  Legislation extended the initial payment deferral period on PPP loans originated in 2020, and PPP borrowers with two-year loans can work with their lender to extend their loan to a five-year maturity, which we anticipate could be a popular approach for customers with PPP loans that are not eligible for forgiveness.

The Company's Preparations, Responses and Re-Opening to the COVID-19 Pandemic

As part of its ongoing risk preparation and mitigation efforts, the Company had developed a detailed plan and action measures related to a possible pandemic scenario. This pandemic plan was implemented on March 12, 2020 and continued through the second quarter of 2021. The Company carefully executed the plan with limited operational disruptions, with attention to ensure continued customer support, and with the utmost care to safeguard employees, customers and vendors. Management continues to monitor and, when appropriate, make changes to our planned response. As of June 30, 2021 our re-opening plan includes:

•	Serving customers through drive throughs, call center, mobile banking, online banking and ATMs, and have opened branches for customers.
•	Continued participation in the SBA PPP with funded loans outstanding of $398.0 million, as of June 30, 2021.
•

Actively engaged borrowers and other businesses in discussion to identify short-term cash flow and other financial needs, and restructured payments on existing loans to alleviate financial hardship consistent with regulatory guidance. As of June 30, 2021, $11.7 million, or two loans, were on deferred or modified payment status.

•

Paid-off in full the borrowing through the PPPLF, which provided an additional source of funding for the PPP loans. The PPPLF was a low cost source of funding and liquidity for PPP loans, with an interest rate of 0.35%, with favorable regulatory capital treatment.

•	Enhanced credit monitoring on loan segments that have been most impacted by the COVID-19 pandemic, monitoring and tracking loan payment deferrals and customer liquidity.
•

As of June 30, 2021, Washington state reopened under the Washington Ready plan. All industry sectors previously covered by the Roadmap to Recovery or the Safe Start plan, with the limited exceptions, were permitted to return to usual capacity and operations.

•	Updated and analyzed the Company's liquidity, funding and capital stress forecasts and risk assumptions.
•

Effective July 19, 2021, the Company started its re-opening process, which includes some non-remote and hybrid workers returning to the office and in-person gatherings/trainings resuming.  Management recognizes this is an evolving situation and continues to monitor federal, state and local recommendations regarding the  COVID-19 pandemic and the Delta variant.  Management will adjust its re-opening plans and implement precautions to safeguard our employees, customers and vendors based on the information available.

PPP Overview

Beginning in January 2021, when the third round of PPP loans opened for applications, and continuing through the quarter ended June 30, 2021, focus was placed on helping the small businesses in our communities through the third round of PPP, which closed for applications on May 31, 2021.  Additionally, we continued to gather and process applications for forgiveness for all rounds of the PPP.  These loans have had a significant impact on our communities and financial statements for the quarter ended June 30, 2021 and will continue to impact our results in the future.  Throughout this discussion, we will address the impact of these loans, which include borrowings received through PPPLF to help fund these loans and to provide liquidity, increased customer deposit accounts from unused disbursements, and earnings and expenses related to these activities.  Any estimated adjusted ratios that exclude the impact of this activity are non-U.S. generally accepted accounting principles (“GAAP”) measures.  For more information about non-GAAP financial measures, see the non-GAAP disclosure “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures”.

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

The table below summarizes the total PPP loans originated and total net deferred fees on all PPP loans originated in rounds in 2020 and 2021:

	Total PPP Loan Origination
	Round 1 & 2 2020	Round 3 2021	Total
(Dollars in thousands; unaudited)
Loans Originated	$452,846	$311,012	$763,858
Deferred fees, net	12,933	13,334	$26,267

The table below summarizes key information regarding the current position of PPP loans originated in 2020 as of the period indicated:

	Round 1 and 2 - Originated in 2020
	Original Loan Size
	As of and for the Three Months Ended June 30, 2021
	$0.00 - $50,000.00	$50,0000.01 - $150,000.00	$150,000.01 - $350,000.00	$350,000.01 - $2,000,000.00	> 2,000,000.01	Totals
(Dollars in thousands; unaudited)
Principal outstanding:
Existing customer	$6,333	$6,496	$12,864	$17,256	$27,852	$70,801
New customer	2,076	3,649	4,550	13,878	15,540	39,693
Total principal outstanding	8,409	10,145	17,414	31,134	43,392	110,494
Deferred fees outstanding	(227)	(214)	(333)	(351)	(145)	(1,270)
Deferred costs outstanding	128	30	27	15	2	202
Net deferred fees	$(99)	$(184)	$(306)	$(336)	$(143)	$(1,068)
Number of loans:
Existing customer	107	41	21	19	5	193
New customer	379	77	60	27	9	552
Total loan count	486	118	81	46	14	745
Percent of total	65.2%	15.8%	10.9%	6.2%	1.9%	100.0%

Forgiveness/Payoffs/Paydowns in Three Months Ended June 30, 2021
Dollars	$7,227	$15,346	$15,788	$41,375	$69,959	$149,695
Deferred fee recognized	104	370	425	613	358	1,870

The table below summarizes key information regarding the current position of PPP loans originated in 2021 as of the period indicated:

	Round 3 - Originated in 2021
	Original Loan Size
	As of and for the Three Months Ended June 30, 2021
	$0.00 - $50,000.00	$50,0000.01 - $150,000.00	$150,000.01 - $350,000.00	$350,000.01 - $2,000,000.00	> 2,000,000.01	Totals
(Dollars in thousands; unaudited)
Principal outstanding:
Existing customer	$14,830	$33,279	$43,218	$106,856	$2,956	$201,139
New customer	13,735	15,541	22,804	34,325	-	86,405
Total principal outstanding	28,565	48,820	66,022	141,181	2,956	287,544
Deferred fees outstanding	(3,524)	(2,272)	(3,045)	(3,895)	(27)	(12,763)
Deferred costs outstanding	854	323	172	118	1	1,468
Net deferred fees	$(2,670)	$(1,949)	$(2,873)	$(3,777)	$(26)	$(11,295)
Number of loans:
Existing customer	724	362	187	133	1	1,407
New customer	838	181	100	51	-	1,170
Total loan count	1,562	543	287	184	1	2,577
Percent of total	60.6%	21.1%	11.1%	7.1%	0.1%	100.0%

First or Second Draw
First Draw	$9,881	$6,265	$2,728	$6,024	$2,956	$27,854
Second Draw	18,684	42,555	63,294	135,157	-	259,690

Forgiveness/Payoffs/Paydowns in Three Months Ended June 30, 2021
Dollars	$5,047	$8,402	$2,585	$7,433	$-	$23,467
Deferred fee recognized	586	433	259	407	2	1,687

Comparison of Operating Results for the Three Months Ended June 30, 2021 and June 30, 2020

Results of Operations

Net Income

Net income for the three months ended June 30, 2021, was $7.0 million, or $0.56 per diluted share, compared to $3.7 million, or $0.30 per diluted share, for the three months ended June 30, 2020. The increase in net income over the comparable period in the prior year was attributable to a $4.2 million increase in interest and fee income on loans.  Interest and fee income related to PPP loans totaled $4.8 million for the three months ended June 30, 2021, compared to $2.8 million for the three months ended June 30, 2020. Net deferred fees on PPP loans are earned over the life of the loan, as a yield adjustment.  Forgiveness of principal, early paydowns and payoffs on PPP loans will increase interest income earned in those periods from the recognition of PPP deferred fees.  Additionally, a reduction in the provision for loan losses of $1.6 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, also contributed to the increase in net income. The provision for loan losses was increased in 2020 due the change in economic outlook caused by the COVID-19 pandemic, however those losses have not materialized as anticipated, and therefore we recorded a lower provision for loan losses of $361,000 for the three months ended June 30, 2021. Interest and fee income on non-PPP loans increased $2.1 million, or 14.8%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020.  Noninterest income increased $3.3 million for the three months ended June 30, 2021, compared to the same period last year, due to $1.3 million gain on sale of the Freeland branch, on April 30, 2021, combined with $949,000 increase in BaaS fees and $736,000 more in loan referral fees.  The increased loan interest income and noninterest income was partially offset by at $4.8 million increase in noninterest expense, largely due to a $3.7 million increase in salaries and employee benefits.  Salaries and employee benefits increased largely as a result of hiring staff for our CCBX and CCDB divisions.

Net Interest Income

Net interest income for the three months ended June 30, 2021, was $18.6 million, compared to $14.0 million for the three months ended June 30, 2020, an increase of $4.6 million, or 33.0%. The increase in net interest income consisted of a $4.1 million, or 26.9%, increase in interest income coupled with a $474,000, or 33.1%, decrease in interest expense.  The increase in interest income was primarily attributable to a $415.8 million, or 31.2%, increase in average loans outstanding for the three months ended June 30, 2021, compared to the prior year period, partially offset by a 0.13% decrease in yield on loans receivable from 4.57% for the three months June 30, 2020 to 4.44% for the three months ended June 30, 2021.  The decrease in yield on loans receivable, as compared to the three months ended June 30, 2020, was largely due to an average of $509.3 million in PPP loans.  Excluding PPP loans, the yield on loans receivable approximated 4.65% for the three months ended June 30, 2021.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.” PPP loans have a 1.0% interest rate and an approximate yield of 3.80% for the three months ended June 30, 2021, when the amortization of deferred fees and costs are included. As of June 30, 2021, $12.4 million in net deferred fees on PPP loans remains to be recognized in interest income along with interest on loans.  Net deferred fees on PPP loans are earned over the life of the loan, as a yield adjustment in interest income.  Forgiveness of principal, early paydowns and payoffs on PPP loans will increase interest income earned in those periods from the recognition of PPP deferred fees.  Also contributing to the decline in loan yield is the current low interest rate environment which results in lower rates on our variable rate, new and renewing loans.

Yield on loans receivable, excluding earned fees, approximated 3.46% for the quarter ended June 30, 2021 compared to 3.91% for the quarter ended June 30, 2020. A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.” Even though there are rate floors in place for $429.8 million, or 25.7%, in existing loans, the lower rates have a corresponding impact on yield on loans and subsequently the net interest margin in future periods.  We expect rates to remain at this level for the short term.

The decrease in interest expense for the three months ended June 30, 2021 was the result of a 21 basis point, or 51.2%, decrease in cost of funds, bringing it to 0.20% as of June 30, 2021, compared to 0.41% at June 30, 2020.  In addition to the aforementioned low interest rate environment, which resulted in a lower interest rate paid on interest-bearing deposit accounts, we gained new customer relationships by making PPP loans to noncustomers, who moved their banking/deposit relationships to the Bank.  As of June 30, 2021, there was $267.4 million in CCBX deposits compared to $47.7 million at June 30, 2020. These increases in noninterest bearing and low interest rate interest bearing deposits helped contribute to the improved cost of funds for the quarter ended June 30, 2021, as compared to the prior year period.

The average balance of interest-bearing deposits increased $192.4 million, or 27.2%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, but the average rate paid on interest bearing deposits was 34 basis points less for the three months ended June 30, 2021, compared to the quarter ended June 30, 2020.  The increased balance compared to the three months ended June 30, 2020 is primarily attributable to growth in core deposit accounts, which we define as deposits excluding all brokered and time deposits. Average noninterest bearing deposits (such as demand or checking accounts) grew $322.5 million, or 59.6%.  Average NOW (otherwise known as a negotiable order of withdrawal account or interest bearing checking accounts) and money market accounts grew $199.5 million, or 37.3%, and savings accounts increased $23.8 million, or 35.3% compared to June 30, 2020.  Average non-core deposits decreased $30.8 million with time deposits decreasing $31.2 million, or 37.1%, and BaaS-brokered deposits increased $327,000, or 1.5%, compared to June 30, 2020.  As previously mentioned, the current low interest rate environment has impacted the rates that are paid on interest bearing accounts.  The average rate paid on NOW and money market accounts decreased 31 basis points for the three months ended June 30, 2021, compared to the three months ended June 30, 2020.  The average rate paid on time deposits also decreased during this period.  For time deposits less than $100,000, the rate decreased 52 basis points and for time deposits over $100,000, the average rate decreased 69 basis points, for the three months ended June 30, 2021 as compared to the prior year period.

We do not regularly advertise time deposit rates or money market rates, although we occasionally advertise promotional rates in targeted portions of our market area. Our branch managers, business development officers, and lenders collaborate to provide consistent and coordinated customer service and to seek deposits from new and existing customers.

For the three months ended June 30, 2021, net interest margin (annualized net interest income divided by average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 3.70% and 3.52%, respectively, compared to 3.78% and 3.49%, respectively, for the three months ended June 30, 2020.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $4.3 million and $2.2 million for the three months ended June 30, 2021 and 2020, respectively. A total of $3.6 million in PPP loan net fees were recognized in the quarter ended June 30, 2021, compared to $1.9 million for the quarter ended June 30, 2020.  Yield on loans receivable was 4.44% for the three months ended June 30, 2021, compared to 4.57% for the three months ended June 30, 2020.  Excluding PPP loans, the yield on loans receivable was 4.65% and 4.94% for the three months ended June 30, 2021, and June 30, 2020, respectively.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”  For the three months ended June 30, 2021 and 2020, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets
	For the Three Months Ended June 30,
	2021			2020
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost (4)	Balance	Dividends	Cost (4)
Assets
Interest earning assets:
Interest earning deposits	$235,187	$74	0.13%	$127,721	$130	0.41%
Investment securities, available for sale (1)	22,653	17	0.30	17,811	45	1.02
Investment securities, held to maturity (1)	2,347	7	1.20	4,024	8	0.80
Other investments	6,835	108	6.34	5,841	89	6.13
Loans receivable (2)	1,750,825	19,365	4.44	1,334,991	15,154	4.57
Total interest earning assets	2,017,847	19,571	3.89	1,490,388	15,426	4.16
Noninterest earning assets:
Allowance for loan losses	(19,733)			(13,555)
Other noninterest earning assets	76,727			61,713
Total assets	$2,074,841			$1,538,546

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$901,120	$628	0.28%	$708,724	$1,096	0.62%
PPPLF borrowings	107,047	94	0.35	107,443	94	0.35
FHLB advances and other borrowings	24,999	70	1.12	24,999	70	1.13
Subordinated debt	9,998	146	5.86	9,984	147	5.92
Junior subordinated debentures	3,585	21	2.35	3,583	26	2.92
Total interest bearing liabilities	1,046,749	959	0.37	854,733	1,433	0.67
Noninterest bearing deposits	863,962			541,448
Other liabilities	12,887			12,498
Total shareholders' equity	151,243			129,867
Total liabilities and shareholders' equity	$2,074,841			$1,538,546
Net interest income		$18,612			$13,993
Interest rate spread			3.52%			3.49%
Net interest margin (3)			3.70%			3.78%
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

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the $4.6 million increase in loan interest income that is attributed to an increase in loan volume.  This increase is partially offset by a $430,000 decrease in interest income from loans receivable due to lower interest rates; however, this decrease is largely due to low interest rate PPP loans, which has a yield of approximately 3.80%, after including the amortization of the deferred fees and costs, for the three months ended June 30, 2021. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Three Months Ended June 30, 2021
	Compared to
	Three Months Ended June 30, 2020
	Increase (Decrease)
	Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Interest earning deposits	$34	$(90)	$(56)
Investment securities, available for sale	4	(32)	(28)
Investment securities, held to maturity	(5)	4	(1)
Other Investments	16	3	19
Loans receivable	4,641	(430)	4,211
Total increase in interest income	4,690	(545)	4,145

Interest expense:
Interest bearing deposits	137	(605)	(468)
PPPLF borrowings	-	-	-
FHLB advances and other borrowings	-	-	-
Subordinated debt	1	(2)	(1)
Junior subordinated debentures	-	(5)	(5)
Total increase in interest expense	138	(612)	(474)
Increase in net interest income	$4,552	$67	$4,619

Provision for Loan Losses

The provision for loan losses is an expense we incur to maintain an allowance for loan losses at a level that management deems appropriate to absorb inherent losses on existing loans. For a description of the factors taken into account by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.”

The provision for loan losses for the three months ended June 30, 2021 was $361,000, compared to $1.9 million for the three months ended June 30, 2020. The allowance for loan losses as a percentage of loans was 1.20% at June 30, 2021, compared to 1.03% at June 30, 2020. As of June 30, 2021, there was $398.0 million in PPP loans included in our portfolio.  These loans are 100% guaranteed by the SBA, and therefore we have not allocated any portion of our allowance to these 100% guaranteed loans.  The allowance for loan losses to loans receivable, excluding the guaranteed PPP loans, is 1.57%.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”  The provision for loan losses was increased in 2020 due to the change in economic outlook caused by the COVID-19 pandemic along with loan growth.  The factors used in management’s analysis of the provision for loan losses resulted in a provision of $361,000 was needed for quarter ended June 30, 2021. The expected COVID-19 pandemic related loan losses have not materialized as originally anticipated in 2020, as evidenced by the low level of charge-offs and nonperforming loans.  The economic environment is continuously changing and has shown signs of improvement, with United States implementing $1.9 trillion in stimulus package, ongoing vaccination of its population and increased re-opening of business activities. We are not required to implement the provisions of the Current Expected Credit Loss (“CECL”) accounting standard until January 1, 2023, and therefore we are continuing to account for the allowance for loan losses under the incurred loss model.  Credit quality has remained stable through June 30, 2021, as demonstrated by the low level of charge-offs and nonperforming loan balance.  Nonperforming loans decreased $3.8 million, to $648,000, in the three months ended June 30, 2021, compared to $4.4 million for the quarter ended June 30, 2020.  Nonperforming assets to total assets was 0.03% at June 30, 2021 compared to 0.26% at June 30, 2020.  For a description of the Company’s nonperforming assets see “—Financial Condition—Nonperforming Assets.”

Pursuant to guidance from the federal bank regulatory agencies, the Company deferred and/or modified payments on loans to assist customers financially during the COVID-19 pandemic and economic shutdown.  There was a total of $246.4 million, or 250 loans, which were deferred and/or modified payments under this guidance. As of June 30, 2021, $216.0 million, or 204 loans, have successfully resumed payments as scheduled, a total, $18.6 million, or 44 loans, have closed and paid-in-full, leaving $11.7 million, or two loans, on deferral.  The purpose of this deferral and modification program is to provide cash flow relief for small business customers as they navigate through the uncertainties of the COVID-19 pandemic.  The Company’s deferral program has been successful as evidenced by customers’ ability to migrate from deferral to active status and resume making payments as planned. The full extent of the long-term economic impact of the COVID-19 pandemic is unknown; however, we remain diligent in our efforts to communicate and proactively work with borrowers to help mitigate potential credit deterioration and loan losses.

Net charge-offs for the three months ended June 30, 2021 totaled $5,000, as compared to $8,000 for the three months ended June 30, 2020.  Net charge-offs for both quarterly periods represented a non-material percentage of the value of total average loans.

Noninterest Income

Our primary sources of recurring noninterest income are deposit service charges and fees, BaaS fees, loan referral fees, and mortgage broker fees. Additionally, the gain on the sale of our Freeland branch was a contributing source of noninterest income for the three months ended June 30, 2021.  Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest or similar method.

For the three months ended June 30, 2021, noninterest income totaled $4.8 million, an increase of $3.3 million, or 214.6%, compared to $1.5 million for the three months ended June 30, 2020.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months
	Ended June 30,		Increase	Percent
(Dollars in thousands)	2021	2020	(Decrease)	Change
Deposit service charges and fees	$949	$677	$272	40.2%
BaaS fees	1,424	475	949	199.8
Gain on sale of branch, net	1,263	-	1,263	100.0
Loan referral fees	806	70	736	1,051.4
Mortgage broker fees	253	152	101	66.4
Gain on sales of loans, net	31	-	31	100.0
Sublease and lease income	31	31	-	-
Other	25	115	(90)	(78.3)
Total noninterest income	$4,782	$1,520	$3,262	214.6%

Deposit Service Charges and Fees. Deposit service charges and fees include service charges on accounts, point-of-sale fees, merchant services fees and overdraft fees. Deposit service charges were $949,000 for the three months ended June 30, 2021, an increase of $272,000, or 40.2%, from $677,000 over the same period in the prior year. The increase in deposit service charges and fees was primarily the result of a $178,000 increase in point of sale fees, $51,000 increase in merchant services fee income, $18,000 increase in ATM fees, and $16,000 increase in overdraft fee income in the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020, during which the economy was impacted by initial the spread of COVID-19 pandemic.

BaaS Fees. Our CCBX division provides BaaS offerings that enable our broker dealer and digital financial service providers to offer their customers banking services.  In exchange for providing these services, we earn fixed fees, volume-based fees and reimbursement of costs depending on the contract.  BaaS fee income for the three months ended June 30, 2021 was $1.4 million compared to $475,000 for the three months ended June 30, 2020.  The increase is the result of adding additional CCBX customers to active and implementation status.  As of June 30, 2021, there were twelve active CCBX relationships, three in friends and family/testing, seven in onboarding/implementation, two signed letters of intent and a solid pipeline of potential new relationships.  Included in BaaS fees is interchange income of $110,000 for the three months ended June 30, 2021, compared to zero interchange income for the three months ended June 30, 2020.  As more CCBX customers move to active status, we expect that BaaS fees will increase.  The following table illustrates the activity and growth in CCBX for the periods presented:

	As of
	June 30, 2021	June 30, 2020
Active	12	3
Friends and family / testing	3	2
Implementation / onboarding	7	2
Signed letters of intent	2	3
Total CCBX relationships	24	10

Gain on Sale of Branch, net. The previously announced sale of our Freeland branch closed on April 30, 2021.  Noninterest income included $1.3 million gain from sale of the branch during the three months ended June 30, 2021. There was no similar income in the three months ended June 30, 2020.

Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize the loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without assuming the interest rate risk. We had $806,000 in income from loan referral fees for the three months ended June 30, 2021, compared to $70,000 for the three months ended June 30, 2020. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. The recognition of loan referral fees fluctuates in response to these market conditions and as a result we may recognize more or less, or may not recognize any, loan referral fees in some periods.

Mortgage Broker Fees. We earn mortgage broker fees for residential real estate loans that we broker through mortgage lenders. Mortgage broker fees increased $101,000 in the three months ended June 30, 2021 to $253,000, compared to $152,000 for the three months ended June 30, 2020 as a result of higher demand.

Gain on Sales of Loans, net. Gain on sales of loans occurs when we sell in the secondary market the guaranteed portion (generally 75% of the principal balance) of the SBA and U.S. Department of Agriculture (“USDA”) loans that we originate. This activity fluctuates based on SBA and USDA loan activity.  Gain on sale of loans totaled $31,000 for the three months ended June 30, 2021, compared to none for the three months ended June 30, 2020 as a result of more SBA and USDA loans being originated and sold to the secondary market.

Other. This category includes a variety of other income-producing activities, wire transfer fees, interest earned on bank owned life insurance (“BOLI”), annuity broker fees, and SBA and USDA servicing fees. Other noninterest income decreased $90,000 in the three months ended June 30, 2021, compared to the three months ended June 30, 2020 primarily due to market value charge on a new BOLI purchased in the three months ended June 30, 2021, partially offset by an increase in recoveries on operational losses.

Noninterest Expense

Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expense, data processing expense, legal and professional fees, software license, maintenance and subscriptions, excise taxes and director and staff expenses.

For the three months ended June 30, 2021, noninterest expense totaled $13.7 million, an increase of $4.8 million, or 53.5%, compared to $8.9 million for the three months ended June 30, 2020.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months
	Ended June 30,		Increase	Percent
(Dollars in thousands)	2021	2020	(Decrease)	Change
Salaries and employee benefits	$8,913	$5,215	$3,698	70.9%
Occupancy	990	933	57	6.1
Data processing	734	621	113	18.2
Legal and professional fees	626	474	152	32.1
Software licenses, maintenance and subscriptions	543	311	232	74.6
Excise taxes	388	262	126	48.1
Director and staff expenses	318	187	131	70.1
FDIC assessments	225	74	151	204.1
Marketing	132	116	16	13.8
Business development	100	48	52	108.3
Other	762	704	58	8.2
Total noninterest expense	$13,731	$8,945	$4,786	53.5%

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, incentive compensation costs, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $8.9 million for the three months ended June 30, 2021, an increase of $3.7 million, or 70.9%, compared to $5.2 million for the three months ended June 30, 2020. The increase was primarily due to continued hiring staff for our CCBX and CCDB divisions and additional staff for our ongoing banking related growth initiatives.  The increase in salary expense was a result of a decrease in deferred loan costs recorded as salary offsets, primarily from the slow-down of originating PPP loans, which was $861,000 lower for the quarter ended June 30, 2021, compared to the quarter ended June 30, 2020.  As our CCBX and CCDB activities grow, we expect to continue to add employees to support these lines of business.  As of June 30, 2021, we had 321 full-time equivalent employees, compared to 220 at June 30, 2020, a 45.9% increase.

Occupancy. Occupancy expenses were $990,000 for the three months ended June 30, 2021, compared to $933,000 for the three months ended June 30, 2020. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $386,000 and $311,000 for the three months ended June 30, 2021 and 2020, respectively. Occupancy expenses increased primarily as a result of higher depreciation expense resulting from growth in our CCBX and CCDB divisions.  As we continue to grow, we expect occupancy expenses to increase.

Data Processing. Data processing costs were $734,000 for the three months ended June 30, 2021, compared to $621,000 for the three months ended June 30, 2020. Data processing costs include all of our customer transaction processing and data storage, computer processing, and network costs.  Data processing costs grow as we grow and add new products, customers and branches.  Additionally, CCBX and CCDB data processing expenses are included in this category and are expected to increase incrementally as these divisions grow.

Legal and Professional Fees. Legal and professional costs were $626,000 for the quarter ended June 30, 2021, compared to $474,000 for the quarter ended June 30, 2020.  Legal and professional costs fluctuate with the development of contracts for CCBX customers and are also impacted by our reporting cycle and timing of legal and professional services.  The increase in legal and professional expenses is associated with consulting expenses related to monitoring for Bank Secrecy Act/Anti-Money Laundering, CCBX operations and higher costs related to legal and accounting work related to financial reporting.

Software Licenses, Maintenance and Subscriptions. Software licenses, maintenance and subscriptions includes expenses related to obtaining and maintaining software required for various functions throughout the Company.   Software licenses, maintenance and subscriptions were $543,000 for the quarter ended June 30, 2021, compared to $311,000 for the prior year period.  Software that aids in the reporting of CCBX and helps to automate and create other efficiencies in reporting contributed to the increase.  These expenses are expected to increase as we invest more in automated processing and as we grow product lines and our CCBX and CCDB divisions.

Excise Taxes. Excise taxes were $388,000 for the three months ended June 30, 2021, compared to $262,000 for the three months ended June 30, 2020.  Excise taxes are based on gross income of $24.4 million and $16.9 million for the three months ended June 30, 2021 and 2020, respectively.  Gross income is reduced by certain allowed deductions to arrive at the taxable base; however, as gross income increases, so does the excise tax expense.

Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses.   Director and staff expenses were $318,000 for the three months ended June 30, 2021, compared to $187,000 for the three months ended June 30, 2020, an increase of $131,000 or 70.1%.  Increased expenses related to employee travel, continuing education and staff appreciation expenses contributed to the increase in the quarter ended June 30, 2021 compared to quarter ended June 30, 2020.

FDIC Assessments. FDIC assessments are assessed to fund the Deposit Insurance Fund (“DIF”) to insure and protect the depositors of insured banks and to resolve failed banks.  The assessment rate is based on a number of factors and recalculated each quarter.  FDIC assessments were $225,000 for the three months ended June 30, 2021, compared to $74,000 for the three months ended June 30, 2020, an increase of $151,000.  As deposits increase, the FDIC assessment expense generally will also increase.

Marketing. Marketing costs were $132,000 for the three months ended June 30, 2021, compared to $116,000 for the three months ended June 30, 2020.  Marketing costs increased year over year due to a conscious effort to reduce general advertising costs last year during the COVID-19 pandemic.  We expect to see advertising expenses increase as we deploy more branding and targeted advertising for the Bank, CCBX and CCDB.

Business Development. Business development costs were $100,000 for the three months ended June 30, 2021, compared to $48,000 for the three months ended June 30, 2020.  Business development costs include sponsorships and other activities to cultivate business and community development.  Business development expenses were reduced in the three months ended June 30, 2020 as a result of restrictions on in person meetings and business related activities due to the COVID-19 pandemic.

Other. This category includes dues and memberships, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officer’s insurance, donations, provision for unfunded commitments, and miscellaneous other expenses. Other noninterest expense was $762,000 for the three months ended June 30, 2021, compared to $704,000 for the three months ended June 30, 2020. The increase was largely due to $100,000 more in BaaS expenses for the three months ended June 30, 2021, as compared to the same period last year, partially offset by $63,000 less in the provision for unfunded commitments.

Income Tax Expense

The amount of income tax expense we incur is impacted by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce our deferred tax assets to the amount expected to be realized. For the three months ended June 30, 2021, income tax expense totaled $2.3 million, compared to $967,000 for the three months ended June 30, 2020.  The $1.3 million increase in income tax expense is the result of higher net income.   Additionally, we are now subject to various state taxes that are being assessed as a result of operations expanding into other states, which has increased the overall tax rate used in calculating the provision for income taxes in the current and future periods. Our effective tax rates for the three months ended June 30, 2021 and 2020 were 24.6% and 20.8%, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2021 and June 30, 2020

Results of Operations

Net Income

Net income for the six months ended June 30, 2021, was $13.0 million, or $1.05 per diluted share, compared to $6.4 million, or $0.52 per diluted share, for the six months ended June 30, 2020. The increase in net income over the comparable period in the prior year was attributable to a $10.6 million increase in net interest income, largely related to PPP and non-PPP loan growth.  A reduction in the provision for loan losses of $2.8 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, also contributed to the increase in net income.  The provision for loan losses increased in 2020 due to the change in economic outlook caused by the COVID-19 pandemic, however losses have not materialized as anticipated, and therefore a provision of $718,000 was recorded, for the six months ended June 30, 2021.  For the six months ended June 30, 2021 there was $3.6 million increase in noninterest income, including $1.3 million gain on sale of the Freeland branch and $1.3 million more in BaaS fees as a result of growth in CCBX compared to the six months ended June 30, 2020.  Noninterest expense for the six months ended June 30, 2021 was $8.1 million higher compared to the six months ended June 30, 2020,  resulting from $5.7 million higher salaries and employee benefits as a result of growth in CCBX, CCDB and growth initiatives and increased legal, accounting and professional fees of $589,000 related to CCBX, financial reporting, and compliance consulting.

Net Interest Income

Net interest income for the six months ended June 30, 2021, was $35.9 million, compared to $25.4 million for the six months ended June 30, 2020, an increase of $10.6 million, or 41.7%. The increase in net interest income consisted of a $9.8 million, or 35.3%, in increased loan interest income as a result of higher volume and $1.4 million, or 51.4%, less in interest expense on deposits.

The increase in net interest income consisted of a $9.4 million, or 32.9%, increase in interest income coupled with a $1.2 million, or 37.2%, decrease in interest expense.  The increase in interest income was primarily attributable to a $545.0 million, or 47.4%, increase in average loans outstanding for the six months ended June 30, 2021, compared to the prior year period, partially offset by a 0.38% decrease in yield on loans receivable from 4.85% for the six months June 30, 2020 to 4.47% for the six months ended June 30, 2021.  The decrease in yield on loans receivable, as compared to the six months ended June 30, 2020, was largely due to an average balance of $492.7 million in PPP loans.  Excluding PPP loans, the yield on loans receivable approximated 4.71% for the six months ended June 30, 2021.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.” PPP loans have a 1.0% interest rate and an approximate yield of 3.77% for the six months ended June 30, 2021, after including the amortization of deferred fees and costs.  For the six months ended June 30, 2021 $6.8 million of deferred fees were recognized.  As of June 30, 2021, $12.4 million in net deferred fees on PPP loans remains to be recognized in interest income along with interest on loans.  Net deferred fees on PPP loans are earned over the life of the loan, as a yield adjustment in interest income.  Forgiveness of principal, early paydowns and payoffs on PPP loans will increase interest income earned in those periods from the recognition of PPP deferred fees.  Also contributing to the decline in loan yield is the current low interest rate environment which results in lower rates on our variable rate, new and renewing loans.

Yield on loans receivable, excluding earned fees, approximated 3.49% for the six months ended June 30, 2021 compared to 4.40% for the six months ended June 30, 2020. A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.” Although there are rate floors in place for $429.8 million, or 25.7%, in existing loans, the lower rates have a corresponding impact on yield on loans and subsequently the net interest margin in future periods.  We expect rates to remain at this level in the near future.

The decrease in interest expense for the six months ended June 30, 2021 was the result of a 32 basis point, or 59.1%, decrease in cost of funds, bringing it to 0.22% for the six months ended June 30, 2021, compared to 0.54% for the six months ended June 30, 2020.  In addition to the aforementioned low interest rate environment, which resulted in a lower interest rate paid on interest-bearing deposit accounts, we gained new customer relationships by originating PPP loans to noncustomers and they continue to move their banking/deposit relationships over to the Bank.  As of June 30, 2021, there were a total of $267.4 million in CCBX deposits compared to $47.7 million at June 30, 2020. These increases in noninterest bearing and low interest rate interest bearing deposits helped contribute to the improved cost of funds for the six months ended June 30, 2021, as compared to the prior year period.

The average balance of interest-bearing deposits increased $210.4 million, or 31.5%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, but the average rate paid on interest bearing deposits was 50 basis points less for the quarter ended June 30, 2021, compared to the quarter ended June 30, 2020.  The increased balance compared to the six months ended

June 30, 2020 is primarily attributable to growth in core deposit accounts, which we define as deposits excluding all brokered and time deposits. Noninterest bearing deposits (such as demand or checking accounts) grew $330.5 million, or 73.9%.  Average NOW (which are interest bearing checking accounts) and money market accounts grew $211.4 million, or 42.2%, and savings accounts increased $27.9 million, or 45.8% compared to June 30, 2020.  Average non-core deposits decreased $28.9 million with time deposits decreasing $29.6 million, or 35.1%, partially offset by $677,000 increase in BaaS-brokered deposits, compared to June 30, 2020.  As previously mentioned, the current low interest rate environment has impacted the rates that are paid on interest bearing accounts.  The average rate paid on BaaS-brokered deposits decreased 36 basis points to 0.35%, and NOW and money market accounts decreased 49 basis points to 0.29% for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.  The average rate paid on time deposits also decreased during this period.  For time deposits less than $100,000, the rate decreased 50 basis points to 0.69% and for time deposits over $100,000, the average rate decreased 74 basis points to 0.82%, for the quarter ended June 30, 2021 as compared to the prior year period.

For the six months ended June 30, 2021, net interest margin (annualized net interest income divided by average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 3.73% and 3.56%, respectively, compared to 3.93% and 3.58%, respectively, for the six months ended June 30, 2020.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $8.2 million and $2.6 million for the six months ended June 30, 2021 and 2020, respectively. A total of $6.8 million in PPP loan net fees were recognized in the six months ended June 30, 2021, compared to $1.9 million for the six months ended June 30, 2020.  Yield on loans receivable was 4.47% for the six months ended June 30, 2021, compared to 4.85% for the six months ended June 30, 2020.  Excluding PPP loans, the yield on loans receivable was 4.71% and 5.10% for the six months ended June 30, 2021, and June 30, 2020, respectively.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”  For the six months ended June 30, 2021 and 2020, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets
	For the Six Months Ended June 30,
	2021			2020
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost (4)	Balance	Dividends	Cost (4)
Assets
Interest earning assets:
Interest earning deposits	$215,358	$144	0.13%	$115,547	$488	0.85%
Investment securities, available for sale (1)	22,117	36	0.33	20,265	133	1.32
Investment securities, held to maturity (1)	2,478	16	1.30	4,173	39	1.88
Other Investments	6,460	138	4.31	5,174	105	4.08
Loans receivable (2)	1,695,772	37,595	4.47	1,150,797	27,781	4.85
Total interest earning assets	1,942,185	37,929	3.94	1,295,956	28,546	4.43
Noninterest earning assets:
Allowance for loan losses	(19,563)			(12,610)
Other noninterest earning assets	71,349			56,654
Total assets	$1,993,971			$1,340,000

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$878,740	$1,288	0.30%	$668,381	$2,650	0.80%
PPPLF borrowings	138,536	240	0.35	53,722	94	0.35
FHLB advances and other borrowings	24,999	141	1.14	16,425	91	1.11
Subordinated debt	9,996	291	5.87	9,982	293	5.90
Junior subordinated debentures	3,585	42	2.36	3,583	61	3.42
Total interest bearing liabilities	1,055,856	2,002	0.38	752,093	3,189	0.85
Noninterest bearing deposits	777,693			447,189
Other liabilities	12,336			12,520
Total shareholders' equity	148,086			128,198
Total liabilities and shareholders' equity	$1,993,971			$1,340,000
Net interest income		$35,927			$25,357
Interest rate spread			3.56%			3.58%
Net interest margin (3)			3.73%			3.93%
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

	Six Months Ended June 30, 2021
	Compared to
	Six Months Ended June 30, 2020
	Increase (Decrease)
	Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Interest earning deposits	$65	$(409)	$(344)
Investment securities, available for sale	3	(100)	(97)
Investment securities, held to maturity	(11)	(12)	(23)
Other Investments	27	6	33
Loans receivable	12,005	(2,191)	9,814
Total increase in interest income	12,089	(2,706)	9,383

Interest expense:
Interest bearing deposits	301	(1,663)	(1,362)
PPPLF borrowings	146	-	146
FHLB advances	48	2	50
Subordinated debt	-	(2)	(2)
Junior subordinated debentures	-	(19)	(19)
Total increase in interest expense	495	(1,682)	(1,187)
Increase in net interest income	$11,594	$(1,024)	$10,570

Provision for Loan Losses

The provision for loan losses is an expense we incur to maintain an allowance for loan losses at a level that management deems appropriate to absorb inherent losses on existing loans. For a description of the factors taken into account by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.”

The provision for loan losses for the six months ended June 30, 2021 was $718,000, compared to $3.5 million for the six months ended June 30, 2020. The allowance for loan losses as a percentage of loans was 1.20% at June 30, 2021, compared to 1.03% at June 30, 2020. As of June 30, 2021, there was $398.0 million in PPP loans included in our portfolio.  These loans are 100% guaranteed by the SBA, and therefore we have not allocated any portion of our allowance to these 100% guaranteed loans.  The allowance for loan losses to loans receivable, excluding the guaranteed PPP loans, is 1.57%.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”  The provision for loan losses was increased in 2020 due to the change in economic outlook caused by the COVID-19 pandemic along with loan growth.  The factors used in management’s analysis of the provision for loan losses resulted in a provision of $718,000 for the six months ended June 30, 2021.  The expected loan losses have not materialized as originally anticipated in 2020, as evidenced by the low level of charge-offs and nonperforming loans.  The economic environment is continuously changing and has shown signs of improvement, with United States implementing substantial economic stimulus legislation, ongoing vaccination of its population and increased re-opening of business activities. We are not required to implement the provisions of CECL accounting standard until January 1, 2023, and therefore we are continuing to account for the allowance for loan losses under the incurred loss model.  Credit quality has remained stable through June 30, 2021, as demonstrated by the low level of charge-offs and nonperforming loan balance.  Nonperforming loans decreased $3.8 million, to $648,000, at June 30, 2021, compared to $4.4 million at June 30, 2020.  Nonperforming assets to total assets was 0.03% at June 30, 2021 compared to 0.26% at June 30, 2020.  For a description of the Company’s nonperforming assets see “—Financial Condition—Nonperforming Assets.”

Pursuant to federal guidance, the Company deferred and/or modified payments on loans to assist customers financially during the COVID-19 pandemic and economic shutdown.  There was a total of $246.4 million, or 250 loans, granted deferred and/or modified payments under this guidance. As of June 30, 2021, $216.0 million, or 204 loans, have successfully resumed payments as scheduled, a total, $18.6 million, or 44 loans, have closed and paid-in-full, leaving $11.7 million, or two loans, that are expected to come off deferral in the third quarter of 2021, on deferral.  The purpose of this program is to provide cash flow relief for small business customers as they navigate through the uncertainties of the COVID-19 pandemic.  The Company’s deferral program has been successful as evidenced by customers’ ability to migrate from deferral to active status and resume making payments as planned. The full extent of the long-term economic impact of the COVID-19 pandemic is unknown; however, we remain diligent in our efforts to communicate and proactively work with borrowers to help mitigate potential credit deterioration and loan losses.

Net charge-offs for the six months ended June 30, 2021 totaled $14,000, or 0.00% (annualized) of total average loans, as compared to $131,000, or 0.02% (annualized) of total average loans, for the six months ended June 30, 2020.

Noninterest Income

Our primary sources of recurring noninterest income are deposit service charges and fees, BaaS fees, loan referral fees and mortgage broker fees. Also contributing to noninterest income in the six months ended June 30, 2021, was the gain on the sale of the Freeland branch.  Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest or similar method.

For the six months ended June 30, 2021, noninterest income totaled $7.8 million, an increase of $3.6 million, or 85.3%, compared to $4.2 million for the six months ended June 30, 2020.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Six Months
	Ended June 30,		Increase	Percent
(Dollars in thousands)	2020	2019	(Decrease)	Change
Deposit service charges and fees	$1,812	$1,400	$412	29.4%
BaaS fees	2,372	1,054	1,318	125.0
Loan referral fees	1,403	1,123	280	24.9
Gain on sales of branch, net	1,263	-	1,263	100.0
Mortgage broker fees	515	314	201	64.0
Gain on sales of loans, net	161	-	161	100.0
Sublease and lease income	63	61	2	3.3
Other	177	239	(62)	(25.9)
Total noninterest income	$7,766	$4,191	$3,575	85.3%

Deposit Service Charges and Fees. Deposit service charges and fees include service charges on accounts, point-of-sale fees, merchant services fees and overdraft fees. Together they constitute one of the largest components of our noninterest income. Deposit service charges were $1.8 million for the six months ended June 30, 2021, an increase of $412,000, or 29.4%, from $1.4 million over the same period in the prior year. The increase in deposit service charges and fees was primarily the result of $320,000 increase in point of sale fees, $67,000 increase in merchant services fee income, and $24,000 increase in ATM fees in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, during which the economy was impacted by the spread of COVID-19 pandemic.

BaaS Fees. Our CCBX division provides BaaS offerings that enable broker dealers and digital financial service providers to offer their customers banking services.  Included in BaaS fees is interchange income of $145,000 for the six months ended June 30, 2021, compared to zero interchange income for the three months ended June 30, 2020.  In exchange for providing these services, we earn fixed fees, volume-based fees and reimbursement of costs depending on the contract.  BaaS fee income for the six months ended June 30, 2021 was $2.4 million compared to $1.1 million for the six months ended June 30, 2020.  The increase is the result of new CCBX customers actively offering services to their customers.  As of June 30, 2021, there were twelve active CCBX relationships, three in friends and family/testing, seven in onboarding/implementation, two signed letters of intent and a solid pipeline of potential new relationships.  As more CCBX customers move to active status, we expect that BaaS fees will increase.  The following table illustrates the activity and growth in CCBX for the periods presented:

	As of
	June 30, 2021	June 30, 2020
Active	12	3
Friends and family / testing	3	2
Implementation / onboarding	7	2
Signed letters of intent	2	3
Total CCBX relationships	24	10

Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize the loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without assuming the interest rate risk. We had $1.4 million in income from loan referral fees for the six months ended June 30, 2021, compared to $1.1 million for the six months ended June 30, 2020.  Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. The recognition of loan referral fees fluctuates in response to these market conditions and as a result we may recognize more, less or not recognize any, loan referral fees in some periods.

Gain on Sale of Branch, net. The previously announced sale of our Freeland branch closed on April 30, 2021.  Noninterest income included $1.3 million gain from sale of the branch during the six months ended June 30, 2021. There was no similar income in the six months ended June 30, 2020.

Mortgage Broker Fees. We earn mortgage broker fees for residential real estate loans that we broker through mortgage lenders. Mortgage broker fees increased $201,000 in the six months ended June 30, 2021 to $515,000, compared to $314,000 in the same period in 2020 as a result of increased demand from lower interest rates on mortgages.

Gain on Sales of Loans, net. Gain on sales of loans occurs when we sell in the secondary market the guaranteed portion (generally 75% of the principal balance) of the SBA and USDA loans that we originate. This activity fluctuates based on SBA and USDA loan activity.  Gain on sale of loans was $161,000 for the six months ended June 30, 2021 and we did not sell the guaranteed portion of any SBA or USDA loans in the six months ended June 30, 2020, therefore we had no income for that period.

Other. This category includes a variety of other income-producing activities, annuity broker fees, earnings on BOLI and SBA and USDA servicing fees. Other noninterest income decreased $62,000 in the six months ended June 30, 2021, compared to the same period in 2020 which is related to the market value adjustment on a new BOLI policy purchased during the six months ended June 30, 2021.  We anticipate that the new BOLI policy will produce market gains in future periods.

Noninterest Expense

Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expense, data processing expense, legal and professional fees, software licenses, maintenance and subscriptions and director and staff expense.

For the six months ended June 30, 2021, noninterest expense totaled $26.1 million, an increase of $8.1 million, or 45.2%, compared to $18.0 million for the six months ended June 30, 2020.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Six Months
	Ended June 30,		Increase	Percent
(Dollars in thousands)	2021	2020	(Decrease)	Change
Salaries and employee benefits	$16,599	$10,898	$5,701	52.3%
Occupancy	2,048	1,860	188	10.1
Data processing	1,431	1,172	259	22.1
Legal and professional fees	1,386	797	589	73.9
Software licenses, maintenance and subscriptions	1,027	582	445	76.5
Excise taxes	747	465	282	60.6
Director and staff expenses	538	457	81	17.7
FDIC assessments	420	144	276	191.7
Marketing	214	228	(14)	(6.1)
Business development	199	173	26	15.0
Other	1,474	1,188	286	24.1
Total noninterest expense	$26,083	$17,964	$8,119	45.2%

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, incentive compensation costs, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $16.6 million for the six months ended June 30, 2021, an increase of $5.7 million, or 52.3%, compared to $10.9 million for the six months ended June 30, 2020. The increase was primarily due to hiring staff for our CCBX  and CCDB divisions and additional staff for our ongoing banking related growth initiatives. Bonus and incentive expense was $1.3 million higher for the six months ended June 30, 2021 due to incentives paid to employees that have been involved in the production and support of PPP loans.  The increase in expense would have been greater if not for an increase in deferred loan costs recorded as salary offsets, largely from originating PPP loans, which was $318,000 higher and lowered expense by that same amount, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. As our CCBX and CCDB activities grow, we expect to continue to add employees to support these lines of business.  As of June 30, 2021, we had 321 full-time equivalent employees, compared to 220 at June 30, 2020, a 45.9% increase.

Occupancy Expenses. Occupancy expenses were $2.0 million for the six months ended June 30, 2021, compared to $1.9 million for the six months ended June 30, 2020. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $801,000 and $620,000 for the six months ended June 30, 2021 and 2020, respectively, an increase of $182,000. Occupancy expenses increased primarily as a result of higher depreciation expense resulting from growth in our CCBX division.  As we continue to grow, we expect occupancy expenses to increase in future periods.

Data Processing. Data processing costs were $1.4 million for the six months ended June 30, 2021, compared to $1.2 million for the six months ended June 30, 2020. Data processing costs include all of our customer transaction processing and data storage, computer processing, and network costs.  Data processing costs grow as we add new products, customers and branches.  Additionally, CCBX data processing expenses are included in this category and are expected to increase incrementally as the CCBX transactions increase.

Legal and Professional Fees. Legal and professional costs were $1.4 million for the six months ended June 30, 2021 compared to $797,000 for the six months ended June 30, 2020.  Legal and professional costs fluctuate with the development of contracts for CCBX customers and are also impacted by our reporting cycle and timing of legal and professional services. Contributing to the increase in legal and professional expenses is consulting expenses related to monitoring for Bank Secrecy Act/Anti-Money Laundering, CCBX operations and higher costs related to legal and accounting work related to financial reporting.

Software Licenses, Maintenance and Subscriptions. Software licenses, maintenance and subscriptions includes expenses related to obtaining and maintaining software required for various functions throughout the Company.   Software licenses, maintenance and subscriptions were $1.0 million for the six months ended June 30, 2021, compared to $582,000 for the prior year period.  Software that aids in the reporting of CCBX and helps to automate and create other efficiencies in reporting contributed to the increase.  These expenses are expected to increase as we invest more in automated processing and as we grow product lines and our CCBX and CCDB divisions.

Excise Taxes. Excise taxes were $747,000 for the six months ended June 30, 2021, compared to $465,000 for the six months ended June 30, 2020.  Excise taxes are based on gross income of $45.7 million and $32.7 million for the six months ended June 30, 2021 and 2020, respectively.  Gross income is reduced by certain allowed deductions to arrive at the taxable base; however, as gross income increases, so does the excise tax expense.

Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses.   Director and staff expenses were $538,000 for the six months ended June 30, 2021 and $457,000 for the six months ended June 30, 2020.  Changes to director compensation in October 2020 combined with increased employee appreciation expenses contributed to the increase in expense year over year.

Marketing. Marketing costs were $214,000 for the six months ended June 30, 2021, compared to $228,000 for the six months ended June 30, 2020.  Marketing costs were relatively flat year over year as a result of reduced marketing during the COVID-19 pandemic, however, as we continue to expand our CCBX and CCDB divisions, offer new products and services and grow our brand, we expect marketing costs to increase.

Business Development. Business development costs were $199,000 for the six months ended June 30, 2021, compared to $173,000 for the six months ended June 30, 2020.  Business development costs include sponsorships and other activities to cultivate business and community development.  These expenses are increasing to a more typical level as business activities resume, but were reduced as a result of restrictions on in person meetings and business related activities in 2020 due to the COVID-19 pandemic.

Other. This category includes dues and memberships, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officer’s insurance, donations, provision for unfunded commitments, and miscellaneous other expenses. Other noninterest expenses were $1.5 million for the six months ended June 30, 2021, compared to $1.2 million for the six months ended June 30, 2020. The increase was largely due to a $189,000 increase in BaaS expenses, $52,000 increase in provision for unfunded commitments and overall growth for the six months ended June 30, 2021, as compared to the same period last year.

Income Tax Expense

The amount of income tax expense we incur is impacted by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce our deferred tax assets to the amount expected to be realized. For the six months ended June 30, 2021, income tax expense totaled $3.9 million, compared to $1.7 million for the six months ended June 30, 2020. Additionally, we are now subject to various state taxes that are being assessed as a result of operations expanding into other states, which has increased the overall rate used in calculating the provision for income taxes in the current and future periods. Our effective tax rates for the six months ended June 30, 2021 was 22.9% compared to 20.8% for the six months ended June 30, 2020.

Financial Condition

The Company’s total assets increased $241.0 million, or 13.6%, to $2.01 billion at June 30, 2021 from $1.77 billion at December 31, 2020.  The increase is primarily the result of $111.0 million growth in loans receivable during the six months ended June 30, 2021.  As of June 30, 2021 $398.0 million in PPP loans remain on the balance sheet.  These PPP loans are 100% guaranteed by the SBA and have a rate of 1.0%, and an approximate yield of 3.77% for the six months ended June 30, 2021.

Loan Portfolio

We accepted and processed requests for PPP loans from the beginning of the program in March 2020 for the duration of round one and two of the PPP, and throughout round three, which closed for applications on May 31, 2021.  As a preferred SBA lender, we worked diligently with the SBA to offer assistance to small businesses as provided in the CARES Act, as amended by subsequent legislation, which significantly impacted our loan totals.  These SBA loans are discussed further in this section under “Commercial and Industrial Loans”.

Our primary source of income is derived through interest earned on loans. A substantial portion of our loan portfolio consists of commercial real estate loans and commercial and industrial loans in the Puget Sound region. Our loan portfolio represents the highest yielding component of our earning assets.

As of June 30, 2021, loans receivable totaled $1.66 billion, an increase of $111.0 million, or 7.2%, compared to December 31, 2020. The increase was largely due to $86.4 million in non-PPP loan growth and $32.2 million in PPP loan growth.  Our efforts to provide community assistance through the PPP loans, which resulted in $311.0 million in new PPP loans during the six months ended June 30, 2021, partially offset by $278.8 million in forgiveness payments or principal paydowns, resulted in the $32.2 million net increase in PPP loans as of June 30, 2021, compared to December 31, 2020.  Additionally, unused loan commitments increased, with capital call lines increasing $158.6 million to $286.8 million at June 30, 2021 compared to $128.2 million at December 31, 2020, which may translate to loan growth in future periods as the commitments are utilized.

Loans as a percentage of deposits were 92.0% as of June 30, 2021, compared to 108.9% as of December 31, 2020.  We remain focused on serving our communities and markets by growing loans and funding those loans with customer deposits.  The loan to deposit ratio was over 100.0% at December 31, 2020 largely due to the high volume of PPP loans, but as these loans have been forgiven or paid off, the loan to deposit ratio has decreased.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial loans:
PPP loans	$398,038	23.8%	$365,842	23.5%
All other commercial & industrial loans	201,680	12.0	173,358	11.1
Total commercial and industrial loans:	599,718	35.8	539,200	34.6
Real estate loans:
Construction, land and land development	116,733	7.0	94,423	6.1
Residential real estate	143,574	8.6	143,869	9.2
Commercial real estate	807,711	48.2	774,925	49.8
Consumer and other loans	7,161	0.4	3,916	0.3
Gross loans receivable	1,674,897	100.0%	1,556,333	100.0%
Net deferred origination fees - PPP loans	(12,363)		(5,803)
Net deferred origination fees - all other loans	(4,385)		(3,392)
Loans receivable	$1,658,149		$1,547,138

Commercial and Industrial Loans. Commercial and industrial loans increased $60.5 million, or 11.2%, to $599.7 million as of June 30, 2021, from $539.2 million as of December 31, 2020. Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income. Commercial and industrial loans are typically secured by the assets being financed or other business assets, such as accounts receivable, inventory or equipment, and we generally obtain personal guarantees on these loans.

Included in this balance is $98.9 million in capital call lines resulting from relationships with our CCBX customers as of June 30, 2021.

In the first two rounds of the PPP loan program in 2020, our work with the SBA to help small businesses as provided in the CARES Act and subsequent legislation resulted in a total of $452.8 million in PPP loans, with a total of $12.9 million in net deferred fees.  This includes over 2,800 loans, helping over 40,600 employees in our communities.  PPP loans have a maximum maturity of five years, bear a 1.0% interest rate and may be forgiven by the SBA if certain criteria are met.  The deferred fees are or will be recognized in interest income over the life of the loans; however, if loans are forgiven or paid off remaining deferred fees will be recognized in the period the forgiveness or payoff occurs.

The third round of the PPP loan program opened for applications on January 19, 2021 and closed on May 31, 2021.  In this latest round of PPP loans, we funded $311.0 million in PPP loans, and net deferred fees on these loans totaled $13.3 million.  Round three PPP loans have a maturity of five years. Loan payments will be deferred for borrowers who apply for loan forgiveness until SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred 10 months after the end of the covered period for the borrower’s loan forgiveness.

We are accepting applications from customers for loan forgiveness.  During the six months ended June 30, 2021, we received $278.8 million in forgiveness payments or principal paydowns.  In order to obtain loan forgiveness, a PPP borrower must submit a forgiveness application.  We expect that the pace of forgiveness of PPP loans will remain fairly steady throughout 2021, and start declining in the fourth quarter of 2021 as the covered periods will have passed and payments will start up gradually for loans originated earlier in the year.  Legislation extended the initial payment deferral period on PPP loans, and PPP borrowers with two-year loans can work with their lender to extend to a five year maturity, which we anticipate could be a popular approach for customers whose PPP loans are not eligible for forgiveness or who have only received partial forgiveness. Forgiveness of principal, early paydowns and payoffs on PPP loans will increase interest income earned in those periods from the recognition of deferred PPP loan fees.

As of June 30, 2021, we have a total of $398.0 million in PPP loans.  This includes all the rounds of the PPP loan program and is net of forgiveness or principal paydowns received on PPP loans.  Net deferred fees of $12.4 million remains on these loans, and will be recognized in interest income in future periods.  We were able to provide loans to our existing customers and also provide assistance to new customers, by taking a proactive approach and reaching out to the communities we serve to offer assistance through the PPP.

Commercial Real Estate Loans. Commercial real estate loans increased $32.8 million, or 4.2%, to $807.7 million as of June 30, 2021, from $774.9 million as of December 31, 2020.  We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10-to-25 year period with balloon payments due at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates. At June 30, 2021, approximately 31.0% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 48.2% of our loan portfolio at June 30, 2021 and are historically our largest source of revenue. As of June 30, 2021, we held $29.5 million in purchased commercial real estate loans, compared to $29.6 million at December 31, 2020.  The addition of the $398.0 million in PPP loans as commercial and industrial loans has significantly impacted the composition of our loan portfolio; without the PPP loans, commercial real estate loans would represent approximately 63.3% of the loan portfolio, which is more in line with what it has been historically.  The Bank actively seeks commercial real estate loans in our markets and our lenders are experienced in originating and competing for these loans.  Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans, and remains diligent in communicating and proactively working with borrowers to help mitigate potential credit deterioration.

Residential Real Estate Loans.  Our residential real estate loans decreased $295,000, or 0.2%, from $143.9 million at December 31, 2020 to $143.6 million at June 30, 2021. We originate one-to-four adjustable-rate mortgage (“ARM”), loans for our portfolio and operate as a mortgage broker for mortgage lenders we have agreements with for customers who want a 15-year to 30-year, fixed-rate mortgage loan. As of June 30, 2021, the balance of our ARM portfolio loans was $20.3 million, compared to $20.5 million at December 31, 2020.  Our ARM loans typically do not meet the guidelines for sale in the secondary market due to characteristics of the property, the loan terms or exceptions from agency underwriting guidelines, which enables us to earn a higher interest rate. We also purchase residential mortgages originated by other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio, meet certain regulatory requirements and increase our interest income.  As of June 30, 2021, we held $14.1 million in purchased residential real estate mortgage loans, compared to $16.8 million at December 31, 2020.  These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards. We also make one-to-four family loans to investors to finance their rental properties and to business owners to secure their business loans.  As of June 30, 2021, residential real estate loans made to investors and business owners totaled $82.4 million, compared to $84.3 million as of December 31, 2020.

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

Construction, Land and Land Development Loans. Construction, land and land development loans increased $22.3 million, or 23.6%, to $116.7 million as of June 30, 2021, from $94.4 million as of December 31, 2020. We have a number of construction loans that have been approved, primarily for commercial projects, where the borrower has not requested the funds, resulting in our unfunded construction and development commitments increasing to $125.8 million at June 30, 2021, from $88.4 million at December 31, 2020.  As of June 30, 2021, we held $17.3 million in purchased construction, land and land development loans, compared to $15.3 million at December 31, 2020.

Although we have seen a strong commercial and residential real estate market in the Puget Sound region thus far in 2021, the full extent of the long-term effects of the COVID-19 pandemic remain to be seen.  We anticipate that as projects continue we will see drawdowns on the available commitments.

Consumer and Other. Consumer and other loans totaled $7.2 million as of June 30, 2021, increasing $3.2 million from $3.9 million at December 31, 2020. Our consumer and other loans are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans.

Industry Exposure and Categories of Loans

We have a diversified loan portfolio, representing a wide variety of industries.  Three of our largest categories of our loans are commercial real estate, commercial and industrial, and construction, land and land development loans.  Together they represent $1.13 billion in outstanding loan balances, or 88.2% of total gross loans outstanding, excluding PPP loans of $398.0 million as of June 30, 2021.  When combined with $544.1 million in unused commitments, the total of these three categories is $1.62 billion, or 88.8%, of total outstanding loans and loan commitments.

Commercial Real Estate Loans. Commercial real estate loans represents the largest segment of our loans, comprising 63.3% of our total balance of outstanding loans, excluding PPP loans, as of June 30, 2021.  Unused commitments to extend credit represents an additional $18.2 million, the combined total exposure in commercial real estate loans represents $825.9 million, or 45.4%, of our total outstanding loans and loan commitments, excluding PPP loans, as of June 30, 2021.

The following table summarizes our concentration by industry for our commercial real estate loan portfolio as of June 30, 2021:

(Dollars in thousands, unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Apartments	$124,057	$2,466	$126,523	6.9%	$1,676	74
Hotel/Motel	111,831	228	112,059	6.2	4,301	26
Office	91,200	3,218	94,418	5.2	970	94
Retail	83,957	2,630	86,587	4.8	1,012	83
Warehouse	74,164	1,480	75,644	4.2	1,514	49
Convenience Store	73,584	1,093	74,677	4.1	1,795	41
Mixed use	69,092	1,717	70,809	3.9	823	84
Mini Storage	44,085	174	44,259	2.4	2,755	16
Manufacturing	38,165	600	38,765	2.1	1,123	34
Groups < 2.0% of total	97,576	4,577	102,153	5.6	1,267	77
Total	$807,711	$18,183	$825,894	45.4%	$1,397	578

Commercial and Industrial Loans. Commercial and industrial loans comprise 15.8% of our total balance of outstanding loans, excluding PPP loans, as of June 30, 2021.  Unused commitments to extend credit represents an additional $347.1 million, the combined total exposure in commercial and industrial loans represents $548.8 million, or 30.1%, of our total outstanding loans and loan commitments, excluding PPP loans, as of June 30, 2021.

The following table summarizes our concentration by industry for our commercial and industrial loan portfolio as of June 30, 2021:

(Dollars in thousands, unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Capital Call Lines	$98,905	$286,775	$385,680	21.2%	$1,124	88
Construction/Contractor Services	13,930	25,222	39,152	2.2	92	152
Financial Institutions	20,150	-	20,150	1.1	3,358	6
Manufacturing	10,939	6,699	17,638	1.0	185	59
Medical / Dental / Other Care	10,386	4,153	14,539	0.8	185	56
Retail	7,793	4,710	12,503	0.7	312	25
Groups < 0.70% of total	39,577	19,549	59,126	3.2	141	281
Total	$201,680	$347,108	$548,788	30.1%	$302	667

Construction, Land and Land Development Loans. Construction, land and land development loans comprise 9.1% of our total balance of outstanding loans, excluding PPP loans, as of June 30, 2021.  Unused commitments to extend credit represents an additional $125.8 million, the combined total exposure in construction, land and land development loans represents $242.6 million, or 13.3%, of our total outstanding loans and loan commitments, excluding PPP loans, as of June 30, 2021.

The following table details our concentration for our construction, land and land development loan portfolio as of June 30, 2021:

(Dollars in thousands, unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Commercial construction	$65,895	$106,626	$172,521	9.5%	$2,126	31
Residential construction	17,685	15,640	33,325	1.8	680	26
Land development	13,626	1,963	15,589	0.9	852	16
Developed land loans	14,221	1,598	15,819	0.9	474	30
Undeveloped land loans	5,306	-	5,306	0.3	379	14
Total	$116,733	$125,827	$242,560	13.3%	$998	117

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

We had $648,000 in nonperforming assets, as of June 30, 2021, compared to $712,000 as of December 31, 2020.  There were no loans more than 90 days past due and still accruing interest as of June 30, 2021 and December 31, 2020.  Our nonperforming loans to loans receivable ratio was 0.04% at June 30, 2021, compared to 0.05% at December 31, 2020. Commercial and industrial nonaccrual loans totaled $482,000 at June 30, 2021 and consisted of three lending relationships.  Residential real estate nonaccrual loans totaled $166,000 and consisted of two lending relationships. Principal reductions resulted in an overall decrease in our ratios of nonperforming loans and nonperforming assets to total assets as of June 30, 2021 compared to December 31, 2020.

To date we have not seen a significant change in our credit quality metrics, as demonstrated by the low level of charge-offs and nonperforming loan balance for the quarter ended June 30, 2021.  The full extent of the long-term economic impact of the COVID-19 pandemic still remains unknown; however, we remain diligent in our efforts to communicate and proactively work with borrowers to help mitigate potential credit deterioration. Credit administration is closely analyzing higher risk segments within the loan portfolio, monitoring and tracking loan payment deferrals and customer liquidity, and providing timely reporting to management and the board of directors.  Increased stimulus, ongoing vaccinations, and reopening of the economy are expected to help the economic recovery and borrower performance.

Pursuant to guidance from the federal bank regulatory agencies, the Company deferred and/or modified payments on loans to assist customers financially during the COVID-19 pandemic.  In addition to the PPP loans we made to assist customers, as of June 30, 2021, we have $11.7 million in deferred and/or modified payments, pursuant to federal guidance, representing two loans.  In total, we have deferred or modified payments on 250 loans, or $241.6 million, per the federal guidance.  As of June 30, 2021, $216.0 million, or 204 loans, have successfully resumed payments as scheduled, $18.6 million, or 44 loans, have closed and paid-in-full, leaving $11.7 million, or two loans, on deferral.  All of the loans on deferred or modified status as of June 30, 2021 are scheduled to return to active status in the third quarter of 2021. In accordance with GAAP, the CARES Act, as amended by the Consolidated Appropriations Act, 2021, and interagency guidance issued on March 22, 2020 and April 7, 2020, short-term modifications, made on a good faith basis in response to the COVID-19 pandemic to borrowers that were current prior to any relief, are not classified as TDRs.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of	As of
	June 30,	December 31,
(Dollars in thousands)	2021	2020
Nonaccrual loans:
Commercial and industrial loans	$482	$537
Real estate loans:
Residential real estate	166	175
Total nonaccrual loans	648	712
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	-	-
Total nonperforming loans	648	712
Real estate owned	-	-
Repossessed assets	-	-
Troubled debt restructurings, accruing	-	-
Total nonperforming assets	$648	$712
Total nonperforming loans to loans receivable	0.04%	0.05%
Total nonperforming assets to total assets	0.03%	0.04%

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

As of June 30, 2021, the allowance for loan losses totaled $20.0 million, or 1.20% of total loans. As of December 31, 2020, the allowance for loan losses totaled $19.3 million, or 1.25% of total loans. Included in total loans is $398.0 million in PPP loans which are 100% guaranteed by the SBA.  Our allowance for loan losses as of June 30, 2021 increased by $704,000, or 3.7%, compared to December 31, 2020, primarily due to non-PPP loan growth. The allowance for loan losses to loans receivable, excluding the guaranteed PPP loans, is approximately 1.57% at June 30, 2021.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of or for the Three		As of or for the Six
	Months Ended		Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Allowance at beginning of period	$19,610	$12,925	$19,262	$11,470

Provision for loan losses	361	1,930	718	3,508

Charge-offs:
Commercial and industrial loans	2	11	16	130
Consumer and other	10	2	14	7
Total charge-offs	12	13	30	137

Recoveries:
Commercial and industrial loans	-	4	5	5
Consumer and other	7	1	11	1
Total recoveries	7	5	16	6

Net charge-offs	5	8	14	131
Allowance at end of period	$19,966	$14,847	$19,966	$14,847
Allowance to nonperforming loans	3081.17%	334.77%	3081.17%	334.77%
Allowance to loans receivable	1.20%	1.03%	1.20%	1.03%
Net charge-offs to average loans (1)	0.00%	0.00%	0.00%	0.02%

(1)Ratios for the three and six months ended June 30, 2021 and 2020 are annualized.

Although we believe that we have established our allowance for loan losses in accordance with GAAP and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio.  As a result of the COVID-19 pandemic and the subsequent impact to the economy, we increased our provision during the year ended December 31, 2020.  The provision for the three and six months ended June 30, 2021, was based primarily on non-PPP loan growth during the quarter.   The economic outlook has improved with additional substantial economic stimulus legislation, increased vaccination leading to herd immunity, and the re-opening of activities previously restricted.  However, if the COVID-19 pandemic, including the emergence of variant strains of the virus, worsens, preventing businesses and consumers from conducting business in the ordinary course, Washington state and the Puget Sound region may experience a continued economic downturn, and our asset quality could deteriorate, which may require material additional provisions for loan losses.  We remain focused on working with the communities we serve, offering payment deferrals and other resources available under the CARES Act to provide financial assistance to businesses and consumers until they are able recover from this uncertain and trying time.

Securities

We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits or other business purposes. At June 30, 2021, 87.5% of our investment portfolio consisted primarily of U.S. Treasury securities. The remainder of our securities portfolio was invested in U.S. Agency residential mortgage-backed securities, municipal bonds and U.S. Agency collateralized mortgage obligations. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At June 30, 2021, our loan-to-deposit ratio was 92.0%.  Our securities portfolio represented less than 2% of assets. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we anticipate investing excess funds to provide a higher return.

As of June 30, 2021, the carrying amount of our investment securities totaled $27.4 million, an increase of $4.2 million, or 18.0%, compared to $23.2 million as of December 31, 2020. The increase in the securities portfolio was due to the purchase of a $5.0 million Treasury securities during the quarter ended June 30, 2021, which was needed to pledge as collateral for Washington public funds as required in the depository pledge agreement with the Washington Public Funds Commission, partially offset by maturities and principal paydowns.

Our investment portfolio consists of securities classified as available for sale and, to a lesser amount, held to maturity. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of		As of
	June 30, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Securities available-for-sale:
U.S. Treasury securities	$24,999	$24,992	$19,997	$20,028
U.S. Agency collateralized mortgage obligations	80	83	96	100
U.S. Agency residential mortgage-backed securities	7	7	10	10
Municipal bonds	253	259	254	261
Total available-for-sale securities	25,339	25,341	20,357	20,399
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	2,101	2,179	2,848	2,957
Total held-to-maturity securities	2,101	2,179	2,848	2,957
Total investment securities	$27,440	$27,520	$23,205	$23,356

Deposits

We offer a variety of deposit products that have a wide range of interest rates and terms, including demand, money market, savings, BaaS-brokered deposits and time accounts as well as reciprocal deposits. Reciprocal deposits enable us to provide an FDIC insured deposit option to customers that have balances in excess of the FDIC insurance limit.  This service trades our customers’ funds as certificates of deposit or interest bearing demand deposits in increments under the FDIC insured amount to other participating financial institutions and in exchange we receive time deposit or interest bearing demand investments from participating financial institutions in a reciprocal agreement.  We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels (Internet and mobile), and personalized service to attract new deposits and retain existing deposits.

Total deposits as of June 30, 2021 were $1.80 billion, an increase of $380.4 million, or 26.8%, compared to $1.42 million as of December 31, 2020.  The overall increase in total deposits was achieved despite a decrease of $25.4 million in total deposits compared to December 31, 2020, due to the sale of our Freeland branch. Included in total deposits is $267.4 million in deposits derived from CCBX deposit relationships, an increase of $198.7 million, or 289.3%, compared to $68.7 million as of December 31, 2020.  The deposits from our CCBX division are predominately classified as noninterest bearing, or NOW and money market accounts, but a portion of such CCBX deposits may be classified as brokered deposits as a result of the relevant relationship agreement.  The increase was largely in core deposits, which increased $395.9 million to $1.72 billion from $1.33 billion at December 31, 2020.  The increase in core deposits is primarily the result of expanding and growing banking relationships with new customers and growth in our CCBX division.  We define core deposits as all deposits except time deposits and brokered deposits. We focus on growing core deposits and our branch managers, treasury service personnel and lenders work together to grow deposits from existing and new customers.

Noninterest bearing deposits as of June 30, 2021 were $887.9 million, an increase of $295.6 million, or 49.9%, compared to $592.3 million as of December 31, 2020. The increase is primarily the result of expanding and growing banking relationships with new customers, including deposit relationships from PPP loans made to noncustomers, who moved their banking relationship to the Bank, and growth in our CCBX division.  Noninterest bearing deposits represent 49.3% and 41.7% of total deposits for June 30, 2021 and December 31, 2020, respectively.

Total interest bearing account balances, excluding time deposits, as of June 30, 2021 were $863.6 million, an increase of $94.2 million, or 12.2%, from $769.4 million as of December 31, 2020.  Included in interest bearing account balances is $27.4 million in BaaS-brokered deposits, an decrease of $6.1 million from December 31, 2020. Also included in interest bearing deposits is $8.2 million in reciprocal deposits.

Total time deposit balances as of June 30, 2021 were $50.2 million, a decrease of $9.5 million, or 15.9%, from $59.6 million as of December 31, 2020. The decrease is due to the strong increase in core deposits, and thus not requiring the replacement of time deposits as they mature.  We have seen competitors increase rates on time deposits, and we have not globally matched their rates in response as we have been able to grow and retain less costly core deposits.

The following table sets forth deposit balances at the dates indicated.

	As of		As of
	June 30, 2021		December 31, 2020
		Percent of		Percent of
(Dollars in thousands)	Amount	Total Deposits	Amount	Total Deposits
Demand, noninterest bearing	$887,896	49.3%	$592,261	41.7%
NOW and money market	743,014	41.2	658,323	46.3
Savings	93,224	5.2	77,611	5.4
Total core deposits	1,724,134	95.7	1,328,195	93.4
BaaS-brokered deposits	27,388	1.5	33,482	2.4
Time deposits less than $100,000	16,302	0.9	19,315	1.4
Time deposits $100,000 and over	33,854	1.9	40,315	2.8
Total	$1,801,678	100.0%	$1,421,307	100.0%

The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of June 30, 2021	As of December 31, 2020
Maturity Period:
Three months or less	$9,842	$11,050
Over three through six months	5,520	7,799
Over six through twelve months	11,281	13,006
Over twelve months	7,211	8,460
Total	$33,854	$40,315
Weighted average maturity (in years)	0.85	0.70

Average deposits for the three months ended June 30, 2021 were $1.77 billion, an increase of 41.2% compared to $1.25 billion for the three months ended June 30, 2020. Average deposits for the six months ended June 30, 2021 were $1.66 billion, an increase of 48.5% compared to $1.12 billion for the six months ended June 30, 2020. The increase in average deposits for both these periods was primarily due to an increase in core deposits, both in noninterest bearing deposits and in low interest rate interest bearing deposits.  Included in this increase is deposit relationships gained from PPP loans made to noncustomers that moved their banking/deposit relationship to the Bank.  Also included in this increase is growth in CCBX deposits.  We expect deposits to grow with continued growth in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by our business development officers, branch managers and lenders.

The average rate paid on total deposits was 0.14% for the three months ended June 30, 2021, compared to 0.35% for the three months ended June 30, 2020.  The average rate paid on NOW and money market accounts decreased 32 basis points for the three months ended June 30, 2021.  The average rate paid on time deposits of less than $100,000 and more than $100,000 decreased 52 basis points and 69 basis points, respectively, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020.  The average rate paid on savings and BaaS brokered deposits was fairly flat for the three months ended June 30, 2021, compared to the three months ended June 30, 2020.  The overall lower average rate paid on interest bearing  accounts in the three months ended June 30, 2021 is due to the current low interest rate environment resulting from the decreased Fed Funds rate.  Any further changes to the Fed Funds rate along with competition are expected to continue to impact future cost of deposits and our pricing strategies.

The average rate paid on total deposits was 0.16% for the six months ended June 30, 2021, compared to 0.48% for the six months ended June 30, 2020, respectively.  The average rate paid on BaaS-brokered deposits decreased 36 basis points for the six months ended June 30, 2021, compared to the prior year period, and NOW and money market accounts decreased 49 basis points for the six months ended June 30, 2021, compared to the prior year period.  The average rate paid on time deposits of less than $100,000 and more than $100,000 decreased 50 basis points and 74 basis points, respectively, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.  The lower average rate paid on interest bearing  accounts in the six months ended June 30, 2021 is due to the current low interest rate environment resulting from the decreased Fed Funds rate. Any further changes to the Fed Funds rate along with competition are expected to continue to impact future cost of deposits and our pricing strategies.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, noninterest bearing	$863,962	0.00%	$541,448	0.00%	$777,693	0.00%	$447,189	0.00%
NOW and money market	734,677	0.28	535,222	0.59	712,595	0.29	501,216	0.78
Savings	91,181	0.03	67,407	0.04	88,759	0.03	60,858	0.04
BaaS-brokered deposits	22,435	0.36	22,108	0.35	22,625	0.35	21,948	0.71
Time deposits less than $100,000	17,392	0.62	20,160	1.14	18,130	0.69	20,640	1.19
Time deposits $100,000 and over	35,435	0.72	63,827	1.41	36,631	0.82	63,719	1.56
Total deposits	$1,765,082	0.14%	$1,250,172	0.35%	$1,656,433	0.16%	$1,115,570	0.48%

The ratio of average noninterest bearing deposits to average total deposits for the three and six months ended June 30, 2021 was 48.9% and 46.9% compared to 43.3% and 40.1%, respectively, for the three and six months ended June 30, 2020.

Borrowings

We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of June 30, 2021, and December 31, 2020, total borrowing capacity of $21.3 million was available under this arrangement.  As of June 30, 2021 and December 31, 2020, Federal Reserve advances totaled zero.

Paycheck Protection Program Liquidity Facility. To bolster the effectiveness of the SBA’s PPP loan program, the Federal Reserve is supplying liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The PPP provided loans to small businesses so that they can keep their employees on the payroll and pay for other allowed expenses. If the borrowers meet certain criteria, the loan may be forgiven.  The PPPLF extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. The interest rate is 0.35% and as PPP loans are paid down, the borrowing line must also be paid down.  As of June 30, 2021, the borrowing was paid in full with zero outstanding PPPLF advances, compared to $153.7 million as of December 31, 2020.  PPPLF advances were a new borrowing arrangement in 2020 that has favorable capital treatment and is specific to the PPP loan program.

The table below provides details on PPPLF borrowings for the periods indicated:

	As of and For the Three		As of and For the Six
	Months Ended		Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Maximum amount outstanding at any month-end during period:
PPPLF Advances	$128,826	$190,156	$185,894	$190,156
Average outstanding balance during period:
PPPLF Advances	$107,047	$107,443	$138,536	$53,722
Weighted average interest rate during period:
PPPLF Advances	0.35%	0.35%	0.35%	0.35%
Balance outstanding at end of period:
PPPLF Advances	$-	$190,156	$-	$190,156
Weighted average interest rate at end of period:
PPPLF Advances	0.35%	0.35%	0.35%	0.35%

Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of June 30, 2021, and December 31, 2020, we had borrowing capacity of $114.2 million and $90.7 million, respectively, with the FHLB. As of June 30, 2021, we have $25.0 million in FHLB medium term advances.  This includes $10.0 million that matures March 6, 2023 and $15.0 million that matures March 4, 2025.  FHLB advances totaled $25.0 million as of June 30, 2021 and December 31, 2020.  Although there are no immediate plans to borrow additional funds, additional borrowing capacity of $89.2 million was available under this arrangement as of June 30, 2021.

The table below provides details on FHLB short term borrowings for the periods indicated:

	As of and for the Three		As of and for the Six
	Months Ended		Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Maximum amount outstanding at any month-end during period:
FHLB Advances	$-	$-	$-	$-
Average outstanding balance during period:
FHLB Advances	$-	$-	$-	$134
Weighted average interest rate during period:
FHLB Advances	n/a	n/a	n/a	1.84%
Balance outstanding at end of period:
FHLB Advances	$-	$-	$-	$-
Weighted average interest rate at end of period:
FHLB Advances	n/a	n/a	n/a	0.00%

The table below provides details on the FHLB medium term borrowings for the periods indicated:

	As of and For the Three		As of and For the Six
	Months Ended		Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Maximum amount outstanding at any month-end during period:
FHLB Advances	$24,999	$24,999	$24,999	$24,999
Average outstanding balance during period:
FHLB Advances	$24,999	$24,999	$24,999	$16,208
Weighted average interest rate during period:
FHLB Advances	1.13%	1.13%	1.13%	1.13%
Balance outstanding at end of period:
FHLB Advances	$24,999	$24,999	$24,999	$24,999
Weighted average interest rate at end of period:
FHLB Advances	1.13%	1.13%	1.13%	1.13%

Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I (the “Trust”), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The debentures bear interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. The effective rate as of June 30, 2021, and December 31, 2020, was 2.22% and 2.32%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture, subject to Federal Reserve approval. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.

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

Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available-for-sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail, commercial, and BaaS deposits, advances from the FHLB and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve discount window, draws on established federal funds lines from unaffiliated commercial banks, brokered deposits, a one-way buy through an ICS account, and the issuance of debt or equity securities. We also participated in the PPPLF, which provided an additional source of low cost funding, at a 0.35% interest rate, and favorable capital treatment for the PPP loans.  Under the terms of the facility, the borrowings are paid down as the loans are forgiven or paid down by the customer.  We have repaid this borrowing under the PPPLF in full, resulting in a zero balance as of June 30, 2021 and the PPPLF expired on July 31, 2021.  We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary and are closely monitoring liquidity in this uncertain economic environment.

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

Capital Adequacy

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital levels relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank level. The Company will become subject to regulatory capital requirements if its consolidated assets exceed $3.0 billion or it otherwise becomes ineligible to operate under the Federal Reserve’s Small Bank Holding Company Policy Statement. Currently, the Federal Reserve assesses the capital position of the Company by reviewing its debt-to-equity ratio and assessing the Company's capacity to serve as a source of strength to the Bank.

As of June 30, 2021, and December 31, 2020, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

On April 13, 2021, the Company filed a registration statement on Form  S-3 with the Securities and Exchange Commission (the “SEC”).  The Company currently has no immediate plans for raising additional capital; however under the registration statement on Form S-3, the Company may offer and sell from time to time, separately or together, any combination of Company common stock, preferred stock, debt securities, depositary shares, warrants, purchase contracts, purchase units, subscription rights and units in one or more offerings at an aggregate offering price of up to $150,000,000.  The Company may utilize the proceeds from any of these potential security sales for general corporate purposes as necessary, including refinancing of debt.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status and the regulatory capital ratios that would be required for the Company if we did not operate under the Small Bank Holding Company Policy Statement:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2021
Leverage Capital (to average assets)
Company	$157,450	8.00%	$78,706	4.00%	$98,382	5.00%
Bank Only	161,368	8.21%	78,661	4.00%	98,326	5.00%
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Company	153,950	10.92%	63,470	4.50%	91,678	6.50%
Bank Only	161,368	11.45%	63,416	4.50%	91,600	6.50%
Tier I Capital (to risk-weighted assets)
Company	157,450	11.16%	84,626	6.00%	112,835	8.00%
Bank Only	161,368	11.45%	84,554	6.00%	112,739	8.00%
Total Capital (to risk-weighted assets)
Company	185,119	13.12%	112,835	8.00%	141,044	10.00%
Bank Only	179,022	12.70%	112,739	8.00%	140,924	10.00%

December 31, 2020
Leverage Capital (to average assets)
Company	$143,532	9.05%	$63,454	4.00%	$79,318	5.00%
Bank Only	147,262	9.29%	63,421	4.00%	79,276	5.00%
Common Equity Tier I risk-based capital ratio (to risk-weighted assets)
Company	140,032	11.27%	55,935	4.50%	80,795	6.50%
Bank Only	147,262	11.86%	55,879	4.50%	80,713	6.50%
Tier I Capital (to risk-weighted assets)
Company	143,532	11.55%	74,580	6.00%	99,440	8.00%
Bank Only	147,262	11.86%	74,505	6.00%	99,340	8.00%
Total Capital (to risk-weighted assets)
Company	169,123	13.61%	99,440	8.00%	124,300	10.00%
Bank Only	162,837	13.11%	99,340	8.00%	124,175	10.00%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations, as of June 30, 2021.

		Payments Due by Period
		Less than	1 to 3	3 to 5	More than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Time Deposits	$50,156	$38,445	$9,297	$2,414	$-
FHLB advances	24,999	-	10,000	14,999	-
Subordinated note	10,000	1,500	4,000	4,000	500
Junior subordinated debentures	3,609	-	-	-	3,609
Deferred compensation plans	1,198	175	350	351	322
Operating leases	7,973	1,271	2,418	1,435	2,849

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

	As of	As of
	June 30,	December 31,
(Dollars in thousands)	2021	2020
Commitments to extend credit:
Commercial and industrial loans	$60,333	$61,676
Commercial and industrial loans - capital call lines	286,775	$128,208
Construction – commercial real estate loans	103,831	69,866
Construction – residential real estate loans	21,996	18,489
Residential real estate loans	31,935	20,482
Commercial real estate loans	18,183	18,128
Other	21,060	1,101
Total commitments to extend credit	$544,113	$317,950
Standby letters of credit	$2,669	$2,754

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

	Three Months Ended					Six Months Ended
(unaudited)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	June 30, 2021	June 30, 2020

Return on average assets (1)	1.36%	1.28%	1.04%	0.95%	0.96%	1.31%	0.96%
Return on average equity (1)	18.60%	16.84%	13.36%	12.14%	11.37%	17.65%	10.03%
Pre-tax, pre-provision return on average assets (1)(2)	1.87%	1.69%	1.90%	1.72%	1.72%	1.78%	1.74%
Yield on earnings assets (1)	3.89%	3.99%	4.16%	3.93%	4.16%	3.94%	4.43%
Yield on loans receivable (1)	4.44%	4.51%	4.64%	4.33%	4.57%	4.47%	4.85%
Yield on loans receivable, excluding PPP loans (1)(2)	4.65%	4.78%	5.00%	4.78%	4.94%	4.71%	5.10%
Yield on loans receivable, excluding earned fees (1)(2)	3.46%	3.53%	3.66%	3.61%	3.91%	3.49%	4.40%
Yield on loans receivable, excluding earned fees and interest on PPP loans, as adjusted (1)(2)	4.42%	4.52%	4.65%	4.69%	4.84%	4.47%	4.96%
Cost of funds (1)	0.20%	0.24%	0.29%	0.33%	0.41%	0.22%	0.54%
Cost of deposits (1)	0.14%	0.17%	0.22%	0.27%	0.35%	0.16%	0.48%
Net interest margin (1)	3.70%	3.76%	3.89%	3.62%	3.78%	3.73%	3.93%
Noninterest expense to average assets (1)	2.65%	2.62%	2.35%	2.26%	2.34%	2.64%	2.71%
Efficiency ratio	58.69%	60.85%	55.26%	56.73%	57.66%	59.70%	60.80%
Loans receivable to deposits	92.03%	105.68%	108.85%	110.98%	110.77%	92.03%	110.77%

(1) Annualized calculations shown for quarterly periods presented.
(2) A reconciliation of the non-GAAP measures are set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

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

Reconciliations of the GAAP and non-GAAP measures are presented below.

	As of and for the Three Months Ended					As of and for the Six Months Ended
(Dollars in thousands, unaudited)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	June 30, 2021	June 30, 2020
Pre-tax, pre-provision net income and pre-tax, pre-provision return on average assets:
Total average assets	$2,074,841	$1,912,202	$1,774,723	$1,704,874	$1,538,546	$1,993,971	$1,340,000
Total net income	7,013	6,018	4,661	4,090	3,671	13,031	6,395
Plus: provision for loan losses	361	357	2,600	2,200	1,930	718	3,508
Plus: provision for income taxes	2,289	1,572	1,232	1,082	967	3,861	1,681
Pre-tax, pre-provision net income	$9,663	$7,947	$8,493	$7,372	$6,568	$17,610	$11,584
Return on average assets	1.36%	1.28%	1.04%	0.95%	0.96%	1.31%	0.96%
Pre-tax, pre-provision return on average assets:	1.87%	1.69%	1.90%	1.72%	1.72%	1.78%	1.74%

The following non-GAAP measure is presented to illustrate the impact of loan fees on loan yield.

Yield on loans receivable, excluding earned fees is a non-GAAP measure that excludes the impact of earned loan fees on the interest rate yield. The most directly comparable GAAP measure is yield on loans.

Reconciliations of the GAAP and non-GAAP measures are presented below.

	As of and for the Three Months Ended					As of and for the Six Months Ended
(Dollars in thousands, unaudited)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	June 30, 2021	June 30, 2020
Yield on loans receivable, excluding earned fees :
Total average loans receivable	$1,750,825	$1,640,108	$1,533,533	$1,493,024	$1,334,991	$1,695,772	$1,150,797
Interest and earned fee income on loans	19,365	18,230	17,885	16,244	15,154	37,595	27,781
Less: earned fee income on all loans	(4,274)	(3,974)	(3,765)	(2,692)	(2,182)	(8,248)	(2,610)
Adjusted interest income on loans	$15,091	$14,256	$14,120	$13,552	$12,972	$29,347	$25,171
Yield on loans receivable	4.44%	4.51%	4.64%	4.33%	4.57%	4.47%	4.85%
Yield on loans receivable, excluding earned fees:	3.46%	3.53%	3.66%	3.61%	3.91%	3.49%	4.40%
Yield on loans receivable, excluding earned fees and interest on PPP loans (1):	4.42%	4.52%	4.65%	4.69%	4.84%	4.47%	4.96%
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

Reconciliations of the GAAP and non-GAAP measures are presented in the following table:

	As of and for the		As of and for the
	Three Months Ended		Six Months Ended
(Dollars in thousands, unaudited)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Allowance for loan losses to loans receivable, excluding PPP loans:
Total loans, net of deferred fees	$1,658,149	$1,447,144	$1,658,149	$1,447,144
Less: PPP loans	(398,038)	(438,077)	(398,038)	(438,077)
Less: net deferred fees on PPP loans	12,363	10,639	12,363	10,639
Adjusted loans, net of deferred fees	$1,272,474	$1,019,707	$1,272,474	$1,019,707
Allowance for loan losses	$(19,966)	$(14,847)	$(19,966)	$(14,847)
Allowance for loan losses to loans receivable	1.20%	1.03%	1.20%	1.03%
Adjusted allowance for loan losses to loans receivable, excluding PPP loans	1.57%	1.46%	1.57%	1.46%
Yield on loans receivable, excluding PPP loans:
Total average loans receivable	$1,750,825	$1,334,991	$1,695,772	$1,150,797
Less: average PPP loans	(509,265)	(335,200)	(492,695)	(167,600)
Plus: average deferred fees on PPP loans	14,213	8,700	12,510	4,350
Adjusted total average loans receivable	$1,255,773	$1,008,491	$1,215,587	$987,547
Interest income on loans	$19,365	$15,154	$37,595	$27,781
Less: interest and deferred fee income recognized on PPP loans	(4,821)	(2,759)	(9,199)	(2,759)
Adjusted interest income on loans	$14,544	$12,395	$28,396	$25,022
Yield on loans receivable	4.44%	4.57%	4.47%	4.85%
Yield on loans receivable, excluding PPP loans:	4.65%	4.94%	4.71%	5.10%
Yield on loans receivable, excluding earned fees and interest on PPP loans:
Total average loans receivable	$1,750,825	$1,334,991	$1,695,772	$1,150,797
Less: average PPP loans	(509,265)	(335,200)	(492,695)	(167,600)
Plus: average deferred fees on PPP loans	$14,213	$8,700	$12,510	$4,350
Adjusted total average loans receivable	$1,255,773	$1,008,491	$1,215,587	$987,547
Interest and earned fee income on loans	$19,365	$15,154	$37,595	$27,781
Less: earned fee income on all loans	$(4,274)	$(2,182)	$(8,248)	$(2,610)
Less: interest income on PPP loans	(1,257)	(837)	(2,426)	(837)
Adjusted interest income on loans	$13,834	$12,135	$26,921	$24,334
Yield on loans receivable	4.44%	4.57%	4.47%	4.85%
Yield on loans receivable, excluding earned fees (1):	3.46%	3.91%	3.49%	4.40%
Yield on loans receivable, excluding earned fees and interest on PPP loans:	4.42%	4.84%	4.47%	4.96%
(1) Non-GAAP measure - see previous table of "Non-GAAP Financial Measures" for more information.

(Dollars in thousands, unaudited)	As of June 30, 2021
Adjusted Tier 1 leverage capital ratio, excluding PPP loans:
Company:
Tier 1 capital	$157,450
Average assets for the leverage capital ratio	$1,967,646
Less: Average PPP loans	(509,265)
Plus: Average PPPLF borrowings	107,047
Adjusted average assets for the leverage capital ratio	$1,565,428
Tier 1 leverage capital ratio	8.00%
Adjusted Tier 1 leverage capital ratio, excluding PPP loans	10.06%
Bank:
Tier 1 capital	$161,368
Average assets for the leverage capital ratio	$1,966,528
Less: Average PPP loans	(509,265)
Plus: Average PPPLF borrowings	107,047
Adjusted average assets for the leverage capital ratio	$1,564,310
Tier 1 leverage capital ratio	8.21%
Adjusted Tier 1 leverage capital ratio, excluding PPP loans	10.32%

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

Our exposure to interest rate risk is managed by the Asset Liability Committee (“ALCO”), of the Bank and reviewed by the Asset Liability and Investment Committee of our board of directors in accordance with policies approved by our board of directors. ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, ALCO considers the impact on earnings and capital on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, ALCO reviews liquidity, cash flows, maturities of deposits and consumer and commercial deposit activity. Management employs various methodologies to manage interest rate risk including an analysis of relationships between interest earning assets and interest bearing liabilities and interest rate simulations using a model. The Asset Liability and Investment Committee of our board of directors meets regularly to review the Bank’s interest rate risk profile, liquidity position, including contingent liquidity, and investment portfolio.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Estimated Increase (Decrease) in Net Interest Income
Change in Market Interest Rates	Twelve Month Projection June 30, 2021	Twelve Month Projection December 31, 2020
Static Balance Sheet and Rate Shifts
+400 basis points	27.6%	18.2%
+300 basis points	20.6	13.7
+200 basis points	13.7	9.1
+100 basis points	6.7	4.5
-100 basis points	(5.0)	(3.7)
-200 basis points	(8.5)	(6.8)
-300 basis points	(11.4)	(9.8)

Dynamic Balance Sheet and Rate Shifts
+400 basis points	38.1	22.8
+300 basis points	28.5	17.1
+200 basis points	18.9	11.4
+100 basis points	9.3	5.6
-100 basis points	(6.9)	(4.3)
-200 basis points	(10.9)	(7.4)
-300 basis points	(14.0)	(10.5)

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

Change in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting occurred during the three months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which are incorporated by reference herein.  As of June 30, 2021, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2021.

The Company did not repurchase any of its equity securities during the three months ended June 30, 2021 and does not have any authorized share repurchase programs.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1

First Amendment to Coastal Financial Corporation 2018 Omnibus Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 9, 2021).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter months ended June 30, 2021, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	August 5, 2021	By:	/s/ Eric M. Sprink
Eric M. Sprink
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 5, 2021	By:	/s/ Joel G. Edwards
Joel G. Edwards
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)