Form 10-Q
period 2021-09-30
COASTAL FINANCIAL CORP
filed 2021-11-08
CIK 1437958

452.9  No

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 2, 2021, there were 12,012,107 shares of the issuer’s common stock outstanding.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Furthermore, many of these risks and uncertainties are currently amplified by and may continue to be amplified by or may, in the future, be amplified by, the COVID-19 pandemic, including the emergence of variant strains of the virus, the pace at which the COVID-19 vaccine can be distributed and administered to residents of the markets Coastal Financial Corporation (the “the Company”) serves and the United States generally, and the impact of varying governmental responses that affect our customers and the economies where they operate. You are cautioned not to place undue reliance on forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)

ASSETS
	September 30,	December 31,
	2021	2020
Cash and due from banks	$31,722	$18,965
Interest earning deposits with other banks (restricted cash of $0 at September 30, 2021 and December 31, 2020)	638,003	144,152
Investment securities, available for sale, at fair value	32,838	20,399
Investment securities, held to maturity, at amortized cost	2,086	2,848
Other investments	8,349	6,059
Loans receivable	1,705,682	1,547,138
Allowance for loan losses	(20,222)	(19,262)
Total loans receivable, net	1,685,460	1,527,876
Premises and equipment, net	17,231	17,108
Operating lease right-of-use assets	6,372	7,120
Accrued interest receivable	7,549	8,616
Bank-owned life insurance, net	12,166	7,082
Deferred tax asset, net	3,807	3,799
Other assets	5,985	2,098
Total assets	$2,451,568	$1,766,122

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$2,223,540	$1,421,307
Federal Home Loan Bank ("FHLB") advances	24,999	24,999
Paycheck Protection Program Liquidity Facility	-	153,716
Subordinated debt
Principal amount $25,000 (less unamortized debt issuance costs of $731) and $10,000 (less unamortized debt issuance costs of $7) at September 30, 2021 and December 31, 2020, respectively	24,269	9,993
Junior subordinated debentures
Principal amount $3,609 (less unamortized debt issuance costs of $23 and $25 at September 30, 2021 and December 31, 2020, respectively)	3,586	3,584
Deferred compensation	774	863
Accrued interest payable	147	531
Operating lease liabilities	6,583	7,323
Other liabilities	6,584	3,589
Total liabilities	2,290,482	1,625,905
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at September 30, 2021 and December 31, 2020; issued and outstanding: zero shares at September 30, 2021 and December 31, 2020	-	-
Common stock, no par value:
Authorized: 300,000,000 shares at September 30, 2021 and December 31, 2020; 12,012,107 shares at September 30, 2021 issued and outstanding and 11,954,327 shares at December 31, 2020 issued and outstanding	88,997	87,815
Retained earnings	72,083	52,368
Accumulated other comprehensive income, net of tax	6	34
Total shareholders’ equity	161,086	140,217
Total liabilities and shareholders’ equity	$2,451,568	$1,766,122

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$19,383	$16,244	$56,978	$44,025
Interest on interest earning deposits with other banks	170	99	314	587
Interest on investment securities	24	27	76	199
Dividends on other investments	31	24	169	129
Total interest income	19,608	16,394	57,537	44,940
INTEREST EXPENSE
Interest on deposits	523	880	1,811	3,530
Interest on borrowed funds	278	418	992	957
Total interest expense	801	1,298	2,803	4,487
Net interest income	18,807	15,096	54,734	40,453
PROVISION FOR LOAN LOSSES	255	2,200	973	5,708
Net interest income after provision for loan losses	18,552	12,896	53,761	34,745
NONINTEREST INCOME
BaaS fees	2,286	576	4,658	1,630
Unrealized holding gain on equity securities, net	1,472	-	1,472	-
Deposit service charges and fees	956	824	2,768	2,224
Loan referral fees	723	180	2,126	1,303
Gain on sales of loans, net	206	47	367	47
Mortgage broker fees	187	125	702	439
Gain on sale of branch, net	-	-	1,263	-
Other income	302	190	542	490
Total noninterest income	6,132	1,942	13,898	6,133
NONINTEREST EXPENSE
Salaries and employee benefits	9,961	5,971	26,560	16,869
Occupancy	1,037	1,091	3,085	2,951
Software licenses, maintenance and subscriptions	817	337	1,844	919
Legal and professional fees	796	381	2,182	1,178
Data processing	761	577	2,192	1,749
BaaS expense	715	100	905	191
Excise taxes	407	291	1,154	756
Federal Deposit Insurance Corporation ("FDIC") assessments	400	148	820	292
Director and staff expenses	274	156	812	613
Marketing	130	52	344	280
Business development	123	72	322	245
Other expense	709	490	1,993	1,587
Total noninterest expense	16,130	9,666	42,213	27,630
Income before provision for income taxes	8,554	5,172	25,446	13,248
PROVISION FOR INCOME TAXES	1,870	1,082	5,731	2,763
NET INCOME	$6,684	$4,090	$19,715	$10,485
Basic earnings per common share	$0.56	$0.34	$1.65	$0.88
Diluted earnings per common share	$0.54	$0.34	$1.58	$0.86
Weighted average number of common shares outstanding:
Basic	11,999,899	11,919,850	11,982,009	11,915,513
Diluted	12,456,674	12,181,272	12,465,346	12,183,845

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET INCOME	$6,684	$4,090	$19,715	$10,485
OTHER COMPREHENSIVE INCOME, before tax
Securities available-for-sale
Unrealized holding (loss) gain during the period	5	(6)	(35)	99
Income tax (expense) benefit related to unrealized holding gain (loss)	(1)	1	7	(21)
OTHER COMPREHENSIVE (LOSS) INCOME, net of tax	4	(5)	(28)	78
COMPREHENSIVE INCOME	$6,688	$4,085	$19,687	$10,563

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)

	Shares of Common Stock	Amount of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE, June 30, 2021	12,007,669	$88,699	$65,399	$2	$154,100
Net income	-	-	6,684	-	6,684
Exercise of stock options	4,438	30	-	-	30
Stock-based compensation	-	268	-	-	268
Other comprehensive income, net of tax	-	-	-	4	4
BALANCE, September 30, 2021	12,012,107	$88,997	$72,083	$6	$161,086

BALANCE, June 30, 2020	11,926,263	$87,309	$43,617	$51	$130,977
Net income	-	-	4,090	-	4,090
Exercise of stock options	3,980	26	-	-	26
Stock-based compensation	-	144	-	-	144
Other comprehensive loss, net of tax	-	-	-	(5)	(5)
BALANCE, September 30, 2020	11,930,243	$87,479	$47,707	$46	$135,232

BALANCE, December 31, 2020	11,954,327	$87,815	$52,368	$34	$140,217
Net income	-	-	19,715	-	19,715
Issuance of restricted stock awards	10,714	-	-	-	-
Vesting of restricted stock units	7,851	-	-	-	-
Exercise of stock options	39,215	280	-	-	280
Stock-based compensation	-	902	-	-	902
Other comprehensive loss, net of tax	-	-	-	(28)	(28)
BALANCE, September 30, 2021	12,012,107	$88,997	$72,083	$6	$161,086

BALANCE, December 31, 2019	11,913,885	$86,983	$37,222	$(32)	$124,173
Net income	-	-	10,485	-	10,485
Issuance of restricted stock awards	6,248	-	-	-	-
Forfeiture of restricted stock awards	(3,500)	-	-	-	-
Exercise of stock options	13,610	82	-	-	82
Stock-based compensation	-	414	-	-	414
Other comprehensive income, net of tax	-	-	-	78	78
BALANCE, September 30, 2020	11,930,243	$87,479	$47,707	$46	$135,232

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,715	$10,485
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	973	5,708
Depreciation and amortization	1,170	965
(Gain) loss on disposition of fixed assets	-	12
Decrease in operating lease right-of-use assets	789	1,129
Decrease in operating lease liabilities	(781)	(1,115)
Gain on sales of loans	(367)	(47)
Proceeds from sale of loans	4,092	694
Gain on sale of securities, net	-	-
Net premium amortization (discount accretion) on investment securities	21	36
Unrealized holding gain on equity investment	(1,472)	-
Stock-based compensation	902	414
Gain on sale of branch	(1,263)	-
Increase in bank-owned life insurance value	(5,084)	(149)
Deferred tax benefit	(1)	-
Net change in other assets and liabilities	(283)	(5,234)
Net cash provided by operating activities	18,411	12,898
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in interest earning deposits with other banks	(493,851)	(84,130)
Purchase of investment securities available for sale	(57,495)	(14,989)
Change in other investments, net	(818)	(1,446)
Principal paydowns of investment securities available-for-sale	25	35
Principal paydowns of investment securities held-to-maturity	737	945
Maturities and calls of investment securities available-for-sale	45,000	23,000
Increase in loans receivable, net	(164,207)	(571,065)
Net cash transfer for branch sale	(19,980)	-
Purchases of premises and equipment, net	(2,188)	(4,750)
Net cash used by investing activities	(692,777)	(652,400)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and money market, and savings	837,277	409,017
Net decrease in time deposits	(10,981)	(16,965)
Net repayments from short term FHLB borrowing	-	(10,000)
Net advances from long term FHLB borrowing	-	24,999
Increase from subordinated debt proceeds	24,263	-
Decrease from subordinated debt repayment	(10,000)	-
Net (repayments) advances from Paycheck Protection Program Liquidity Facility	(153,716)	202,595
Proceeds from exercise of stock options	280	82
Net cash provided by financing activities	687,123	609,728
NET CHANGE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	12,757	(29,774)
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	18,965	43,910
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of quarter	$31,722	$14,136
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$3,187	$4,314
Income taxes paid	6,809	4,985
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$(35)	$99
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

The Company provides a full range of banking products and services to small and medium-sized businesses, professionals, and individuals throughout the greater Puget Sound area through its 14 branches in Snohomish, Island, and King Counties, the Internet, and its mobile banking application.  The Bank’s main office and the headquarters of the Bank and Company are located in Everett, Washington. The Bank’s deposits are insured to applicable legal limits by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s loans and deposits are largely within the greater Puget Sound area, with loans and deposits in our CCBX division expanding beyond the Puget Sound area, and the Bank’s primary funding source is deposits from customers. The CCBX division provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services.  The Bank’s CCDB division previously announced intent to collaborate with Google on a digital bank offering.  However Google recently announced its intent to exit the digital bank space, so CCDB has shifted focus and will continue to explore other opportunities for growth in that market. The Bank is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has regulatory and supervisory authority over the Company.

Financial statement presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting requirements and with instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2021. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for future periods.

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

Subsequent Events - The Company has evaluated events and transactions subsequent to September 30, 2021 for potential recognition or disclosure.  To the extent any events and conditions exist, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions. On October 4, 2021, the Company granted 100,000 share of performance-based restricted stock units to an employee pursuant to the Coastal Financial Corporation 2018 Omnibus Incentive plan.  A maximum of 100,000 shares vest on October 4, 2027, the quantity of which is dependent upon achievement of specified performance goals.  The Company is not aware of any other subsequent events which would require recognition or disclosure in the consolidated financial statements.

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

Note 3 - Investment Securities

The amortized cost and fair values of investments in debt securities at the date indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
September 30, 2021
Available-for-sale
U.S. Treasury securities	$32,499	$-	$(1)	$32,498
U.S. Agency collateralized mortgage obligations	74	3	-	77
U.S. Agency residential mortgage-backed securities	5	-	-	5
Municipal bonds	253	5	-	258
Total available-for-sale securities	32,831	8	(1)	32,838
Held-to-maturity
U.S. Agency residential mortgage-backed securities	2,086	96	-	2,182
Total investment securities	$34,917	$104	$(1)	$35,020

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2020
Available-for-sale
U.S. Treasury securities	$19,997	$31	$-	$20,028
U.S. Agency collateralized mortgage obligations	96	4	-	100
U.S. Agency residential mortgage-backed securities	10	-	-	10
Municipal bonds	254	7	-	261
Total available-for-sale securities	20,357	42	-	20,399
Held-to-maturity
U.S. Agency residential mortgage-backed securities	2,848	109	-	2,957
Total investment securities	$23,205	$151	$-	$23,356

The amortized cost and fair value of debt securities at September 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers or the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are shown separately, since they are not due at a single maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
September 30, 2021
Amounts maturing in
One year or less	$32,499	$32,498	$-	$-
After one year through five years	253	258	-	-
	32,752	32,756	-	-
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	79	82	2,086	2,182
	$32,831	$32,838	$2,086	$2,182

Investments in debt securities with an amortized cost of $32.8 million and $22.0 million at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.  During the quarter ended September 30, 2021, six U.S. Treasury Bills were purchased for $37.5 million, to replace maturing securities and to pledge as security for public funds.  During the nine months ended September 30, 2021, a total of  ten U.S. Treasury Bills were purchased for a total of $57.5 million, to replace maturing securities and to pledge as security for public funds.

There were no sales of securities during the three or nine months ended September 30, 2021 or 2020.

There were four securities with a $1,000 unrealized loss as of September 30, 2021.  There were no gross unrealized losses or securities in an unrealized loss position as of December 31, 2020.  The following table shows the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
September 30, 2021
Available-for-sale
U.S. Treasury securities	$17,499	$1	$-	$-	$17,499	$1
Total investment securities	$17,499	$1	$-	$-	$17,499	$1

Management has evaluated the above securities and does not believe that any individual unrealized loss as of September 30, 2021, represents an other-than-temporary impairment (“OTTI”).  The decline in fair market value of these securities was generally due to changes in market interest rates since purchase and was not related to any known decline in the credit worthiness of the issuer.  Management does not intend to sell any impaired securities nor does evidence suggest that it is more likely than not that management will be required to sell any impaired securities.  Management believes there is a high probability of collecting all contractual amounts due, because the majority of the securities in the portfolio are backed by government agencies or government sponsored enterprises.  However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one year time horizon or perhaps even until maturity.

Note 4 - Loans and Allowance for Loan Losses

The composition of the loan portfolio is as follows as of the periods indicated:

	September 30,	December 31,
	2021	2020

Commercial and industrial loans	$536,855	$539,200
Real estate loans:
Construction, land, and land development	158,710	94,423
Residential real estate	170,167	143,869
Commercial real estate	837,342	774,925
Consumer and other loans	17,140	3,916
Gross loans receivable	1,720,214	1,556,333
Net deferred origination fees and premiums	(14,532)	(9,195)
Loans receivable	$1,705,682	$1,547,138

Included in commercial and industrial loans are Paycheck Protection Program (“PPP”) loans of $267.3 million at September 30, 2021 and $365.8 million at December 31, 2020.  PPP loans are 100% guaranteed by the Small Business Administration (“SBA”).  PPP loans had net deferred origination fees and premiums of $9.4 million as of September 30, 2021, largely contributing to the increase in net deferred origination fees and premiums, compared to December 31, 2020.   Also included in commercial and industrial loans as of September 30, 2021 and December 31, 2020, is $161.5 million and $65.6 million, respectively in capital call lines, provided to venture capital firms through one of our BaaS clients.  These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our BaaS client and the underwriting is reviewed and approved by the Bank on every loan.

Included in consumer and other loans are overdrafts of $23,000 and $31,000 at September 30, 2021 and December 31, 2020, respectively. The Company has pledged loans totaling $210.8 million and $326.8 million at September 30, 2021 and December 31, 2020, respectively, for borrowing lines at the FHLB and Federal Reserve Bank.  Paycheck Protection Program Liquidity Facility (“PPPLF”) borrowings require that an equal amount of PPP loans be pledged for any outstanding balance.  All PPPLF borrowings were paid in June 2021, and there were no outstanding PPPLF borrowings as of September 30, 2021, compared to a balance of $153.7 million at December 31, 2020.  As a result the amount of pledged loans as of September 30, 2021 decreased.  The last day to take new advances on the PPPLF was July 31, 2021.

The balance of SBA and United States Department of Agriculture (“USDA”) loans and participations sold and serviced for others totaled was $20.4 million and $20.6 million at September 30, 2021 and December 31, 2020, respectively.

The balance of Main Street Lending Program (“MSLP”) loans participated and serviced totaled $56.3 million, with $3.0 million in MSLP loans on the balance sheet and included in commercial and industrial loans at September 30, 2021 and December 31, 2020.  The MSLP ceased funding new loans on January 8, 2021.

The Company, at times, purchases individual loans at fair value as of the acquisition date. Purchased loans with remaining balances totaled $14.8 million and $19.3 million as of September 30, 2021 and December 31, 2020, respectively. Unamortized premiums totaled $242,000 and $306,000 as of September 30, 2021 and December 31, 2020, respectively, and are amortized into interest income over the life of the loans.

The Company has purchased participation loans with remaining balances totaling $35.9 million and $44.9 million as of September 30, 2021 and December 31, 2020, respectively.

The following is a summary of the Company’s loan portfolio segments:

Commercial and industrial loans – Commercial and industrial loans are secured by business assets including inventory, receivables and machinery and equipment of businesses located generally in the Company’s primary market area. Loan types include revolving lines of credit, term loans, and loans secured by liquid collateral such as cash deposits or marketable securities. The Company also issues letters of credit on behalf of its customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.   The Company also originates capital call lines, which are provided to venture capital firms through one of our BaaS clients.  Also included in this category are SBA 7(a) loans, which includes PPP loans.  PPP loans have a contractual rate of 1.0%, with maturity terms of two to five years, are unsecured, and 100% guaranteed by the SBA.  PPP loans may be forgiven by the SBA if loan proceeds are used for certain purposes.  To bolster the effectiveness of the SBA’s PPP loan program, the Federal Reserve PPPLF supplied liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The PPPLF, which expired on July 31, 2021, extended credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. The interest rate was 0.35% and as PPP loans were paid down, the PPPLF borrowing line also had to be paid down.

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

Residential real estate loans – Residential real estate loans include various types of loans for which the Company holds real property as collateral. Included in this segment are first lien single family loans, which are occasionally purchased to diversify the Company’s loan portfolio, and rental portfolios secured by one-to-four family homes. The primary risks of residential real estate loans include the borrower’s inability to pay, material decreases in the value of the collateral, and significant increases in interest rates which may make the loan unprofitable. Multi-family loans are included in commercial real estate.

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

     Also included in consumer and other loans is $14.7 million in consumer loans originated through CCBX or BaaS clients as of September 30, 2021, compared to $67,000 as of December 31, 2020. The increase is the result of growth in the CCBX or BaaS division.

The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
September 30, 2021
Commercial and industrial loans	$307	$407	$714	$536,141	$536,855	$-
Real estate loans:
Construction, land and land development	-	-	-	158,710	158,710	-
Residential real estate	197	57	254	169,913	170,167	1
Commercial real estate	-	-	-	837,342	837,342	-
Consumer and other loans	416	122	538	16,602	17,140	122
	$920	$586	$1,506	$1,718,708	$1,720,214	$123
Less net deferred origination fees and premiums					(14,532)
Loans receivable					$1,705,682

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2020
Commercial and industrial loans	$133	$537	$670	$538,530	$539,200	$-
Real estate loans:
Construction, land and land development	1	-	1	94,422	94,423	-
Residential real estate	1,108	60	1,168	142,701	143,869	-
Commercial real estate	-	-	-	774,925	774,925	-
Consumer and other loans	-	-	-	3,916	3,916	-
	$1,242	$597	$1,839	$1,554,494	1,556,333	$-
Less net deferred origination fees and premiums					(9,195)
Loans receivable					$1,547,138

A summary of information pertaining to impaired loans as of the period indicated:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	(dollars in thousands)
September 30, 2021
Commercial and industrial loans	$561	$355	$206	$561	$166
Real estate loans:
Residential real estate	56	56	-	56	-
Total	$617	$411	$206	$617	$166

December 31, 2020
Commercial and industrial loans	$834	$537	$-	$537	$-
Real estate loans:
Residential real estate	188	175	-	175	-
Total	$1,022	$712	$-	$712	$-

The following tables summarize the Company’s average recorded investment and interest income recognized on impaired loans by loan class for the three and nine months ended September 30, 2021 and 2020:
	Three Months Ended
	September 30, 2021		September 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
			(dollars in thousands)
Commercial and industrial loans	$489	$-	$657	$-
Real estate loans:
Construction, land and land development	-	-	3,270	-
Residential real estate	111	-	151	-
Commercial real estate	-	-	409	-
Total	$600	$-	$4,487	$-

	Nine Months Ended
	September 30, 2021		September 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
			(dollars in thousands)
Commercial and industrial loans	$498	$-	$748	$-
Real estate loans:
Construction, land and land development	-	-	1,666	-
Residential real estate	143	-	153	-
Commercial real estate	-	-	204	-
Consumer and other loans
Total	$641	$-	$2,771	$-

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

No loans were restructured in the three or nine months ended September 30, 2021 and September 30, 2020 that qualified as TDRs. The Company has no commitments to loan additional funds to borrowers whose loans were classified as TDRs at September 30, 2021, as there were no outstanding TDRs at September 30, 2021.

Pursuant to guidance from the federal bank regulatory agencies, the Company deferred or modified payments on existing loans to assist customers financially during the COVID-19 pandemic and economic shutdown.  As of September 30, 2021 all deferred and modified loans during the COVID-19 pandemic have either returned to active status or paid off.  In accordance with GAAP, the CARES Act, as amended by the Consolidated Appropriations Act, 2021, and interagency guidance issued on March 22, 2020 and April 7, 2020, these short-term modifications, made on a good faith basis in response to the COVID-19 pandemic to borrowers that were current prior to any relief, were not considered TDRs.

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

An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	September 30,	December 31,
	2021	2020

Commercial and industrial loans	$561	$537
Real estate loans:
Residential real estate	56	175
Total nonaccrual loans	$617	$712

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

Loans by credit quality risk rating are as follows as of the periods indicated:

	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
September 30, 2021
Commercial and industrial loans	$535,327	$891	$637	$-	$536,855
Real estate loans:
Construction, land, and land development	158,710	-	-	-	158,710
Residential real estate	169,982	129	56	-	170,167
Commercial real estate	833,305	4,037	-	-	837,342
Consumer and other loans	17,017	-	123	-	17,140
	$1,714,341	$5,057	$816	$-	1,720,214
Less net deferred origination fees					(14,532)
Loans receivable					$1,705,682

December 31, 2020
Commercial and industrial loans	$538,149	$397	$654	$-	$539,200
Real estate loans:
Construction, land, and land development	94,423	-	-	-	94,423
Residential real estate	143,540	154	175	-	143,869
Commercial real estate	763,647	11,278	-	-	774,925
Consumer and other loans	3,916	-	-	-	3,916
	$1,543,675	$11,829	$829	$-	1,556,333
Less net deferred origination fees					(9,195)
Loans receivable					$1,547,138

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

The loan portfolio is segmented into groups of loans with similar risk profiles. Each segment possesses varying degrees of risk based on the type of loan, the type of collateral, and the sensitivity of the borrower or industry to changes in external factors such as economic conditions. An estimated loss rate calculated from the Company’s actual historical loss rates adjusted for current portfolio trends, economic conditions, and other relevant internal and external factors, is applied to each group’s aggregate loan balances.  The $267.3 million in PPP loans as of September 30, 2021 are 100% guaranteed by the SBA and were not subject to the allowance analysis or assigned an allowance.

The Company’s provision for credit losses of $255,000 and $973,000 for the three and nine months ended September 30, 2021, is primarily the result of growth in the loan portfolio.  The $2.2 million and $5.7 million provision for credit losses during the three and nine months ended September 30, 2020, is related to the uncertainties in the economic outlook from the COVID-19 pandemic and growth in the loan portfolio. The Company is not required to implement the provisions of the Current Expected Credit Loss (“CECL”) accounting standard until January 1, 2023 and is continuing to account for the allowance for loan losses under the incurred loss model.

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio, as of and for the three and nine months ended September 30, 2021:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Three Months Ended September 30, 2021
Balance, June 30, 2021	$3,317	$4,520	$3,302	$8,057	$84	$686	$19,966
Provision for loan losses or (recapture)	8	1,410	(49)	(1,420)	11	295	255
	3,325	5,930	3,253	6,637	95	981	20,221
Loans charged-off	-	-	-	-	(31)	-	(31)
Recoveries of loans previously charged-off	16	-	-	-	16	-	32
Net (charge-offs) recoveries	16	-	-	-	(15)	-	1
Balance, September 30, 2021	$3,341	$5,930	$3,253	$6,637	$80	$981	$20,222

Nine Months Ended September 30, 2021
Balance, December 31, 2020	$3,353	$3,545	$3,410	$7,810	$127	$1,017	$19,262
Provision for loan losses or (recapture)	(17)	2,385	(157)	(1,173)	(29)	(36)	973
	3,336	5,930	3,253	6,637	98	981	20,235
Loans charged-off	(16)	-	-	-	(45)	-	(61)
Recoveries of loans previously charged-off	21	-	-	-	27	-	48
Net (charge-offs) recoveries	5	-	-	-	(18)	-	(13)
Balance, September 30, 2021	$3,341	$5,930	$3,253	$6,637	$80	$981	$20,222

As of September 30, 2021
ALLL amounts allocated to
Individually evaluated for impairment	$166	$-	$-	$-	$-	$-	$166
Collectively evaluated for impairment	3,175	5,930	3,253	6,637	80	981	20,056
ALLL balance, September 30, 2021	$3,341	$5,930	$3,253	$6,637	$80	$981	$20,222
Loans individually evaluated for impairment	$561	$-	$56	$-	$-		$616
Loans collectively evaluated for impairment	536,294	158,710	170,111	837,342	17,140		1,719,598
Loan balance, September 30, 2021	$536,855	$158,710	$170,167	$837,342	$17,140		$1,720,214

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio, as of and for the three and nine months ended September 30, 2020:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Three Months Ended September 30, 2020
ALLL balance, June 30, 2020	$2,853	$3,378	$2,669	$5,235	$140	$572	$14,847
Provision for loan losses or (recapture)	27	234	222	1,929	(9)	(203)	2,200
	2,880	3,612	2,891	7,164	131	369	17,047
Loans charged-off	-	-	-	-	(2)	-	(2)
Recoveries of loans previously charged-off	-	-	-	-	1	-	1
Net (charge-offs) recoveries	-	-	-	-	(1)	-	(1)
ALLL balance, September 30, 2020	$2,880	$3,612	$2,891	$7,164	$130	$369	$17,046
Nine Months Ended September 30, 2020
ALLL balance, December 31, 2019	$2,366	$2,745	$2,069	$3,126	$104	$1,060	$11,470
Provision for loan losses or (recapture)	639	867	822	4,038	33	(691)	5,708
	3,005	3,612	2,891	7,164	137	369	17,178
Loans charged-off	(130)	-	-	-	(9)	-	(139)
Recoveries of loans previously charged-off	5	-	-	-	2	-	7
Net (charge-offs) recoveries	(125)	-	-	-	(7)	-	(132)
ALLL balance, September 30, 2020	$2,880	$3,612	$2,891	$7,164	$130	$369	$17,046

As of September 30, 2020
ALLL amounts allocated to
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	2,880	3,612	2,891	7,164	130	369	17,046
ALLL balance, September 30, 2020	$2,880	$3,612	$2,891	$7,164	$130	$369	$17,046
Loans individually evaluated for impairment	$625	$3,269	$178	$405	$-		$4,477
Loans collectively evaluated for impairment	588,579	97,686	120,969	704,781	3,927		1,515,942
Loan balance, September 30, 2020	$589,204	$100,955	$121,147	$705,186	$3,927		$1,520,419

The following table summarizes the allocation of the ALLL attributed to various segments in the loan portfolio as of December 31, 2020.

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
As of December 31, 2020
ALLL amounts allocated to
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	3,353	3,545	3,410	7,810	127	1,017	19,262
ALLL balance, December 31, 2020	$3,353	$3,545	$3,410	$7,810	$127	$1,017	$19,262
Loans individually evaluated for impairment	$537	$-	$175	$-	$-		$712
Loans collectively evaluated for impairment	538,663	94,423	143,694	774,925	3,916		1,555,621
Loan balance, December 31, 2020	$539,200	$94,423	$143,869	$774,925	$3,916		$1,556,333

Note 5 - Deposits

The composition of consolidated deposits consisted of the following at the periods indicated:

	September 30,	December 31,
	2021	2020
	(dollars in thousands)
Demand, noninterest bearing	$1,296,443	$592,261
NOW and money market	755,810	658,323
Savings	96,192	77,611
Total core deposits	2,148,445	1,328,195
BaaS-brokered deposits	28,396	33,482
Time deposits less than $250,000	32,687	41,145
Time deposits $250,000 and over	14,012	18,485
Total deposits	$2,223,540	$1,421,307

The following table presents the maturity distribution of time deposits as of September 30, 2021 (dollars in thousands):

(dollars in thousands)
Twelve months	$35,905
One to two years	5,977
Two to three years	2,744
Three to four years	1,010
Four to five years	1,063
$46,699

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

The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating lease liabilities. No leases renewed during the three months ended September 30, 2021 and one lease renewed during the nine months ended September 30, 2021.

The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately.  The Company’s lease agreements do not contain any residual value guarantees.

Operating leases with terms of 12 months or less are not included in ROU assets and operating lease liabilities recorded in the Company’s consolidated balance sheets. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis.  As of September 30, 2021, the Company does not have any leases that have not yet commenced.  At September 30, 2021, lease expiration dates ranged from three months to 23.4 years, with additional renewal options on certain leases typically ranging from 5 to 10 years. At September 30, 2021, the weighted average remaining lease term for the Company’s operating leases was 8.6 years.

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $343,000 and $461,000, respectively, for the three months ended September 30, 2021 and 2020 and $1.0 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively. Variable lease components, such as inflation adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew, at September 30, 2021:

September 30,
2021
(dollars in thousands)
October 1, 2021 to December 31, 2021	$318
2022	1,279
2023	1,272
2024	864
2025	713
2026 and thereafter	3,209
Total lease payments	7,655
Less: amounts representing interest	1,072
Present value of lease liabilities	$6,583

The following table presents the components of total lease expense and operating cash flows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Lease expense:
Operating lease expense	$321	$321	$962	$983
Variable lease expense	37	167	108	239
Total lease expense (1)	$358	$488	$1,070	$1,222
Cash paid:
Cash paid reducing operating lease liabilities	$356	$484	$1,061	$1,206

(1) Included in net occupancy expense in the Condensed Consolidated Statements of Income (Unaudited).

The Company entered into a five-year prepaid capital lease for ATM machines beginning October 1, 2020.  The equipment is recorded as fixed assets on the Company’s balance sheet and depreciation expense is recognized on a straight-line basis over the term of the lease.  Depreciation expense was $34,000 and $100,000 for the three and nine months ended September 30, 2021, with $532,000 remaining as of September 30, 2021.  This capital lease began in October 2020, therefore there was no depreciation expense for the ATM capital lease as of September 30, 2020.

Note 7 - Stock-Based Compensation

Stock Options and Restricted Stock

On April 30, 2018, the Company’s shareholders approved the Coastal Financial Corporation 2018 Omnibus Incentive Plan (“2018 Plan”). The 2018 Plan authorizes the Company to grant awards, including but not limited to, stock options, restricted stock units, and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. On May 24, 2021, the Company’s shareholders approved the First Amendment to the 2018 Plan, which increased the authorized plan shares by 600,000.  The 2018 Plan replaced both the Company’s 2006 Stock Option and Equity Compensation Plan (“2006 Plan”) and its Directors’ Stock Bonus Plan.  Existing awards under the previous plans will vest under the terms granted and no further awards will be made under those plans. Shares available to be granted under the 2018 Plan totaled 769,928 at September 30, 2021.

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

There were no new stock options granted in the three and nine months ended September 30, 2021 and 2020.

A summary of stock option activity under the 2018 Plan and 2006 Plan during the nine months ended September 30, 2021:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts)
Outstanding at December 31, 2020	749,397	$7.75	5.04	$9,933
Granted	-	-	-
Exercised	(39,215)	$7.15	-
Forfeited or expired	-	-	-
Outstanding at September 30, 2021	710,182	$7.78	4.28	$17,103
Vested or expected to vest at September 30, 2021	710,182	$7.78	4.28	$17,103
Exercisable at September 30, 2021	364,500	$6.63	3.19	$9,198

The total or aggregate intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the three and nine months ended September 30, 2021 was $101,000 and $775,000, respectively, and was $28,000 and $121,000 for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, there was $1.6 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan and 2006 Plan. Total unrecognized compensation costs are adjusted for unvested forfeitures. The Company expects to recognize that cost over a weighted-average period of approximately 6.1 years.   Compensation expense recorded related to stock options was $92,000 and $273,000 for the three and nine months ended September 30, 2021, respectively and $94,000  and $281,000 for the three and nine months ended September 30, 2020, respectively.

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

As of September 30, 2021, there was $2.8 million of total unrecognized compensation cost related to nonvested restricted stock units.  The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 5.9 years.  Compensation expense recorded related to restricted stock units was $133,000 and $367,000 for the three and nine months ended September 30, 2021, respectively and $39,000 and $96,000 for the three and nine months ended September 30, 2020, respectively.

A summary of the Company’s nonvested shares at September 30, 2021 and changes during the nine month period is presented below:

Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts)
Nonvested shares at December 31, 2020	90,249	$17.25	$352
Granted	85,258	$20.99
Forfeited	(360)	$20.47
Vested	(7,851)	$17.73
Nonvested shares at September 30, 2021	167,296	$19.12	$2,246

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

As of September 30, 2021, there was $56,000 of total unrecognized compensation cost related to nonvested restricted stock awards.  The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 6.3 years.  Compensation expense recorded related to restricted stock awards was $3,000 and $132,000 for the three and nine months ended September 30, 2021, respectively and $2,000 and $5,000 for the three and nine months ended September 30, 2020, respectively.

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

On May 24, 2021, 4,736 new shares were granted to nine directors at an estimated fair value of $30.67 per share, and will cliff vest one day prior to the 2022 annual shareholder meeting date.  As of September 30, 2021, there was $91,000 of total unrecognized compensation expense related to director restricted stock awards.  Director compensation expense recorded related to the 2018 Plan totaled $43,000 and $133,000 for the three and nine months ended September 30, 2021, respectively and $8,000 and $26,000 for the three and nine months ended September 30, 2020, respectively.

A summary of the Company’s nonvested shares at September 30, 2021 and changes during the nine-month period is presented below:

Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts)
Nonvested shares at December 31, 2020	14,377	$16.15	$70
Granted	10,714	$25.22
Forfeited	-	$-
Vested	(14,888)	$17.46
Nonvested shares at September 30, 2021	10,203	$23.78	$82

Note 8 - Fair Value Measurements

The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	September 30, 2021		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$31,722	$31,722	$31,722	$-	$-
Interest earning deposits with other banks	638,003	638,003	638,003	-	-
Investment securities	34,924	35,020	32,498	2,522	-
Other investments	8,349	8,349	-	6,027	2,322
Loans receivable	1,685,460	1,682,602	-	-	1,682,602
Accrued interest receivable	7,549	7,549	-	7,549	-
Financial liabilities
Deposits	$2,223,540	2,223,498	$-	$2,223,498	$-
FHLB advances	24,999	24,619	-	24,619	-
Subordinated debt	24,269	22,021	-	22,021	-
Junior subordinated debentures	3,586	2,745	-	2,745	-
Accrued interest payable	147	147	-	147	-

	December 31, 2020		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$18,965	$18,965	$18,965	$-	$-
Interest earning deposits with other banks	144,152	144,152	144,152	-	-
Investment securities	23,247	23,356	20,028	3,328	-
Other investments	6,059	6,059	-	5,209	850
Loans receivable, net	1,527,876	1,535,541	-	-	1,535,541
Accrued interest receivable	8,616	8,616	-	8,616	-
Financial liabilities
Deposits	$1,421,307	$1,421,534	$-	$1,421,534	$-
Paycheck Protection Program Liquidity Facility	153,716	153,716	-	153,716	-
FHLB advances	24,999	24,787	-	24,787	-
Subordinated debt	9,993	9,913	-	9,913	-
Junior subordinated debentures	3,584	2,707	-	2,707	-
Accrued interest payable	531	531	-	531	-

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

Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
September 30, 2021
Available-for-sale
U.S. Treasury securities	$32,498	$-	$-	$32,498
U.S. Agency collateralized mortgage obligations	-	77	-	77
U.S. Agency residential mortgage-backed securities	-	5	-	5
Municipals	-	258	-	258
	$32,498	$340	$-	$32,838
December 31, 2020
Available-for-sale
U.S. Treasury securities	$20,028	$-	$-	$20,028
U.S. Agency collateralized mortgage obligations	-	100	-	100
U.S. Agency residential mortgage-backed securities	-	10	-	10
Municipals	-	261	-	261
	$20,028	$371	$-	$20,399

The following methods were used to estimate the fair value of the class of financial instruments above:

Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2021 and December 31, 2020. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets measured at fair value using significant unobservable inputs (Level 3)

The following table presents the carrying value of equity securities without readily determinable fair values, as of September 30, 2021, with adjustments recorded during the periods presented for those securities with observable price changes.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Carrying value, beginning of period	$850	$750	$850	$500
Addition of equity securities	-	-	-	250
Upward carrying value changes	1,472	-	1,472	-
Carrying value, end of period	$2,322	$750	$2,322	$750

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the dates indicated:

	Valuation Technique	Unobservable Inputs	September 30, 2021 Weighted Average Rate	December 31, 2020 Weighted Average Rate
Impaired loans	Collateral valuations	Discount to appraised value	9%	9%

Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
September 30, 2021
Impaired loans	$-	$-	$451	$451
Equity securities			2,322	2,322
Total	$-	$-	$2,773	$2,773

December 31, 2020
Impaired loans	$-	$-	$712	$712
Equity securities			850	850
Total	$-	$-	$1,562	$1,562

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

     Equity securities – The Company measures equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, with price changes recognized in earnings.

Note 9 - Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(dollars in thousands, except share data)
Net Income	$6,684	$4,090	$19,715	$10,485
Basic weighted average number common shares outstanding	11,999,899	11,919,850	11,982,009	11,915,513
Dilutive effect of share-based compensation	456,775	261,422	483,337	268,332
Diluted weighted average number common shares outstanding	12,456,674	12,181,272	12,465,346	12,183,845
Basic earnings per share	$0.56	$0.34	$1.65	$0.88
Diluted earnings per share	$0.54	$0.34	$1.58	$0.86
Antidilutive stock options and restricted stock outstanding	160,668	224,177	160,668	224,177

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a bank holding company that operates through our wholly owned subsidiaries, Coastal Community Bank (the “Bank”) and Arlington Olympic LLC. We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. The primary focus of the Bank is on providing a full range of banking products and services to small and medium sized businesses, professionals, and individuals throughout the greater Puget Sound region in the state of Washington. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The Bank through its CCBX division provides banking as a service (“BaaS”) that allows broker-dealer and digital financial service partners to offer their customers banking services.  CCDB, our digital banking division, is exploring additional opportunities in the digital sector of banking.  As of September 30, 2021, we had total assets of $2.45 billion, total gross loans of $1.71 billion, total deposits of $2.22 billion and total shareholders’ equity of $161.1 million.

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted by the Bank.

As a bank holding company that operates through one segment,  we generate most of our revenue from interest on loans. Our primary source of funding for our loans is commercial and retail deposits from our customer relationships and from our CCBX division. We place secondary reliance on wholesale funding, primarily borrowings from the Federal Home Loan Bank (“FHLB”).  We utilized the Paycheck Protection Program Liquidity Facility (“PPPLF”), which provided an additional source of low cost funding for the Paycheck Protection Program (“PPP”) loans, with a contractual interest rate of 0.35% and collateralized by PPP loans.  All our PPPLF borrowings were paid in full as of June 30, 2021, and the PPPLF expired on July 31, 2021.  Less commonly used sources of funding include borrowings from the Federal Reserve discount window, draws on established federal funds lines from unaffiliated commercial banks, brokered deposits, certificate of deposit listing services, and a one-way buy through an insured cash sweep (“ICS”) account, which allow us to obtain funds from other institutions that have deposited funds through ICS. Our largest expenses are salaries and related employee benefits, software licenses, maintenance and subscription expenses, legal and professional fees, provision for loan losses, interest on deposits and borrowings, occupancy and data processing. Our principal lending products are commercial real estate loans, commercial and industrial loans, residential real estate loans, construction, land and land development loans, and to a lesser extent consumer loans.

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

PPP lending resumed on January 19, 2021 (known as “round three” or the “third round” of the PPP), and we accepted and processed applications for the duration of the round three, which closed for applications on May 31, 2021.  In total, we funded $763.9 million in PPP loans, since the first round of PPP loans opened in March 2020 through the close of round three.  Total net deferred fees on these loans were $26.3 million.  As of September 30, 2021, $267.3 million in PPP loans remained with $9.4 million in net deferred fees, which will be recognized in interest income in future periods. Legislation extended the initial payment deferral period on PPP loans originated in 2020, and PPP borrowers with two-year loans can work with their lender to extend their loan to a five-year maturity, which we anticipate could be a popular approach for customers with PPP loans that are not eligible for forgiveness.   There are $16.2 million of these loans remaining as of September 30, 2021.  PPP loans originated in 2021 are five-year loans, and $251.1 million remains of these loans as of September 30, 2021. Loan payments will be deferred for borrowers who apply for loan forgiveness until SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred 10 months after the end of the covered period for the borrower’s loan forgiveness (generally between eight and 24 weeks).

We are accepting applications from customers for loan forgiveness and we received $130.8 million in forgiveness or principal paydowns in the three months ended September 30, 2021. To obtain loan forgiveness, a PPP borrower must submit a forgiveness application.  We expect PPP forgiveness payments to continue through the second quarter of 2022.

The table below summarizes information about total PPP loans originated in 2020 and 2021.

	Total PPP Loan Origination
	Round 1 & 2 2020	Round 3 2021	Total
Loans Originated	$452,846	$311,012	$763,858
Deferred fees, net	12,933	13,334	$26,267
Outstanding loans and deferred fees as of September 30, 2021
Loans outstanding	$16,228	$251,050	$267,278
Deferred fees, net	148	9,269	$9,417

As of September 30, 2021 there was $267.3 million in PPP loans, including $16.2 million from rounds 1 and 2 and $251.1 million from round 3.  The table below summarizes key information about the remaining PPP loans originated in 2020 and 2021 as of the period indicated:

	Outstanding PPP Loans
	Original Loan Size
	As of and for the Three Months Ended September 30, 2021
	$0.00 - $50,000.00	$50,0000.01 - $150,000.00	$150,000.01 - $350,000.00	$350,000.01 - $2,000,000.00	> 2,000,000.01	Totals
(Dollars in thousands; unaudited)
Principal outstanding:
Round 1 & 2	$1,084	$952	$1,179	$4,221	$8,792	$16,228
Round 3	23,692	40,604	60,700	123,098	2,956	251,050
Total principal outstanding	24,776	41,556	61,879	127,319	11,748	267,278
Net deferred fees outstanding
Round 1 & 2	$15	$22	$36	$42	$33	$148
Round 3	2,083	1,532	2,506	3,123	25	9,269
Total net deferred fees outstanding	$2,098	$1,554	$2,542	$3,165	$58	$9,417
Number of loans:
Round 1 & 2	73	14	9	10	5	111
Round 3	1,294	445	262	160	1	2,162
Total loan count	1,367	459	271	170	6	2,273
Percent of total	60.1%	20.2%	11.9%	7.5%	0.3%	100.0%

Forgiveness/Payoffs/Paydowns in Three Months Ended September 30, 2021
Dollars	$12,199	$17,408	$21,557	$44,995	$34,601	$130,760
Deferred fee recognized	671	579	638	946	112	2,946

The Company's Preparations, Responses and Re-Opening to the COVID-19 Pandemic

As part of its ongoing risk preparation and mitigation efforts, we had developed a detailed plan and action measures related to a possible pandemic scenario. This pandemic plan was implemented on March 12, 2020 and continued through the third quarter of 2021. The Company carefully executed the plan with limited operational disruptions, with attention to ensure continued customer support, and with the utmost care to safeguard employees, customers and vendors. Management continues to monitor and, when appropriate, make changes to our planned response. As of September 30, 2021 our re-opening plan includes the following elements:

•	We are serving customers through drive throughs, call center, mobile banking, online banking and ATMs, and have opened branches for customers.
•

We continued participation in the SBA PPP with forgiveness or principal paydowns of $130.8 million during the three months ended September 30, 2021, and PPP loans outstanding were $267.3 million, as of September 30, 2021.

•

We actively engaged borrowers and other businesses in discussion to identify short-term cash flow and other financial needs, and restructured payments on existing loans to alleviate financial hardship consistent with regulatory guidance. As of September 30, 2021, all loans that were on deferred or modified payment status have successfully returned to active status or paid off.

•	We enhanced credit monitoring on loan segments that have been most impacted by the COVID-19 pandemic, monitoring and tracking loan payment deferrals and customer liquidity.
•

As of September 30, 2021, Washington state reopened under the Washington Ready plan. All industry sectors previously covered by the Roadmap to Recovery or the Safe Start plan, with the limited exceptions, were permitted to return to usual capacity and operations.

•	We updated and analyzed the Company's liquidity, funding and capital stress forecasts and risk assumptions.
•

On July 19, 2021, the Company started its re-opening process, which included some non-remote and hybrid workers returning to the office and in-person gatherings/trainings resuming.  Management recognizes this is an evolving situation and continues to monitor federal, state and local recommendations regarding the  COVID-19 pandemic and the variant strains of the virus.  Management will adjust its re-opening plans and implement precautions to safeguard our employees, customers and vendors based on the information available.

PPP Overview

These loans have had a significant impact on our communities and financial statements for the quarter ended September 30, 2021 and will continue to impact our results in the future.  Throughout this discussion, we will address the impact of these loans, on the balance sheet and income statement.  Any estimated adjusted ratios that exclude the impact of this activity are non-U.S. generally accepted accounting principles (“GAAP”) measures.  For more information about non-GAAP financial measures, see the non-GAAP disclosure “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures”.

LIBOR Transition

On March 5, 2021, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, confirmed that the publication of most LIBOR term rates will end on June 30, 2023 (excluding 1-week U.S. LIBOR and 2-month U.S. LIBOR, the publication of which will end on December 31, 2021).  Additionally, on April 6, 2021, New York Governor Cuomo signed into law legislation that provides for the substitution of an alternative reference rate, the Secured Overnight Financing Rate, in any LIBOR-based contract governed by New York state law that does not include clear fallback language, once LIBOR is discontinued but no later than December 31, 2021.  The Federal Reserve and other federal banking agencies have continued to encourage banks to transition away from LIBOR as soon as practicable.  For more information on the Company’s approach to LIBOR transition planning, please see the risk factors discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

Comparison of Operating Results for the Three Months Ended September 30, 2021 and September 30, 2020

Results of Operations

Net Income

Net income for the three months ended September 30, 2021, was $6.7 million, or $0.54 per diluted share, compared to $4.1 million, or $0.34 per diluted share, for the three months ended September 30, 2020. The increase in net income over the comparable period in the prior year was attributable to a $3.2 million increase in interest income.  Interest income on non-PPP loans increased $3.0 million, or 23.4%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.  Additionally, a reduction in the provision for loan losses of $1.9 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, also contributed to the increase in net income. The provision for loan losses was increased in 2020 due the change in economic outlook caused by the COVID-19 pandemic, however those losses have not materialized as anticipated, and therefore we recorded a lower provision for loan losses of $255,000 for the three months ended September 30, 2021, compared to $2.2 million for the three months ended September 30, 2020.

Noninterest income increased $4.2 million for the three months ended September 30, 2021, compared to the same period last year. The $4.2 million increase in noninterest income over the quarter ended September 30, 2020 was primarily due to a $1.7 million increase in BaaS fees largely due to increased activity, which included $188,000 in interchange income from BaaS partners, compared to $4,000 as of September 30, 2020, a $1.5 million increase in unrealized holding gain on an equity investment, recognized due to an observable price change in an equity security held, a $543,000 increase in loan referral fees, a $159,000 increase in gain on sale of loans, and $132,000 increase in deposit service charges and fees, primarily in point of sale and ATM fees, which had decreased in 2020 because of stay-at-home orders related to the COVID-19 pandemic.

The increased loan interest income and noninterest income was partially offset by a $4.0 million increase in salary expenses related to hiring staff for CCBX, CCDB and additional staff for our ongoing banking growth initiatives, an increase of $615,000 in BaaS partner expense and a $480,000 increase in software license, maintenance and subscription expenses.  In addition, legal and professional fees increased $415,000 and Federal Deposit Insurance Corporation (“FDIC”) assessments increased $252,000. The increase in legal and professional expenses is associated with CCBX division expenses and higher costs associated with legal and accounting work related to financial reporting.  The increase in FDIC assessments is largely the result of an increase in deposits combined with other factors that impact the FDIC assessment calculation compared to the quarter ended September 30, 2020.

Net Interest Income

Net interest income for the three months ended September 30, 2021, was $18.8 million, compared to $15.1 million for the three months ended September 30, 2020, an increase of $3.7 million, or 24.6%. The increase in net interest income consisted of a $3.2 million, or 19.6%, increase in interest income coupled with a $497,000, or 38.3%, decrease in interest expense.  The increase in interest income was primarily attributable to a $188.0 million, or 12.6%, increase in average loans outstanding for the three months ended September 30, 2021, compared to the prior year period, and contributed $3.1 million increase in interest income for the quarter ended September 30, 2021, compared to September 30, 2020.  Capital call lines increased $62.3 million, or 63.2%, during the quarter ended September 30, 2021, compared to the prior year period.  These loans bear a lower rate of interest, but have less credit risk due to the way the loans are structured compared to other commercial loans.

Additionally, yield on loans receivable increased 24 basis points to 4.57% for the three months ended September 30, 2021 from 4.33% for the three months ended September 30, 2020.  The increase in yield on loans receivable compared to September 30, 2020, was largely related to increased yield on loans receivable resulting from loan growth and a decrease in lower yielding PPP loans.  In the three months ended September 30, 2021, a total of $130.8 million in PPP loans were forgiven or repaid.  PPP loans have a 1.0% interest rate and $267.3 million in PPP loans remained as of September 30, 2021, compared to $452.8 million as of September 30, 2020.  Net deferred fees on PPP loans are earned over the life of the loan, as a yield adjustment in interest income.  Forgiveness of principal, early paydowns and payoffs on PPP loans will increase interest income earned in those periods from the recognition of PPP deferred fees.  As of September 30, 2021, $9.4 million in net deferred fees on PPP loans remains to be recognized in interest income along with interest on loans.

Yield on loans receivable, excluding earned fees, approximated 3.74% for the quarter ended September 30, 2021 compared to 3.61% for the quarter ended September 30, 2020. A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.” Even though there are rate floors in place for

$460.8 million, or 27.2%, in existing loans, the lower rates have a corresponding impact on yield on loans receivable and subsequently the net interest margin in future periods.  We expect rates to remain at this level for the short term.

The decrease in interest expense for the three months ended September 30, 2021 was the result of a 17 basis point, or 51.5%, decrease in cost of funds, bringing it to 0.16% as of September 30, 2021, compared to 0.33% at September 30, 2020.  The decrease is largely due to an increase in noninterest bearing deposits and a lower rate environment for the quarter ended September 30, 2021, as compared to the prior year period.  Deposit growth from CCBX in noninterest bearing and low interest bearing accounts contributed to the reduced cost of funds in conjunction with rate reductions on our community bank deposits.  Currently, the majority of CCBX deposits are noninterest bearing, however, as the Federal Reserve Open Market Committee raises interest rates, a majority of these accounts will bear interest and be reclassified to interest bearing deposits once rates exceed the minimum interest rate set in their respective program agreements and begin to earn interest.  As of September 30, 2021, there was $607.2 million in CCBX deposits compared to $51.6 million at September 30, 2020.

The average balance of interest-bearing deposits increased $169.0 million, or 22.5%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, but the average rate paid on interest bearing deposits was 24 basis points less for the three months ended September 30, 2021, compared to the quarter ended September 30, 2020.  The increased balance compared to the three months ended September 30, 2020 is primarily attributable to growth in core deposit accounts, which we define as deposits excluding all brokered and time deposits. Average noninterest bearing deposits (such as demand or checking accounts) grew $491.7 million, or 86.3%.  Average NOW (otherwise known as a negotiable order of withdrawal account or interest bearing checking accounts) and money market accounts grew $163.7 million, or 27.8%, and savings accounts increased $20.2 million, or 27.3% compared to September 30, 2020.  Average non-core deposits decreased $14.9 million with time deposits decreasing $17.4 million, or 26.4%, partially offset by an increase of BaaS-brokered deposits of $2.5 million, or 11.5%, compared to September 30, 2020.  As previously mentioned, the current low interest rate environment has impacted the rates that are paid on interest bearing accounts.  The average rate paid on NOW and money market accounts decreased 22 basis points for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.  The average rate paid on time deposits also decreased during this period.  For time deposits less than $100,000, the rate decreased 56 basis points and for time deposits over $100,000, the average rate decreased 66 basis points, for the three months ended September 30, 2021 as compared to the prior year period.

We do not regularly advertise time deposit rates or money market rates, although we occasionally advertise promotional rates in targeted portions of our market area. Our branch managers, business development officers, and lenders collaborate to provide consistent and coordinated customer service and to seek deposits from new and existing customers.

Interest expense on borrowed funds was $278,000 for the quarter ended September 30, 2021, compared to $418,000 for the quarter ended September 30, 2020.  The decrease in interest expense on borrowed funds from the quarter ended September 30, 2020 is the result of a decrease in average PPPLF borrowings, which were paid off in full as of June 30, 2021.  During the quarter ended September 30, 2021, the Company entered into a $25.0 million subordinated note purchase agreement with a current rate of 3.375%, some of the proceeds of which were used to repay an existing $10.0 million in subordinated debt at a higher 5.65% interest rate.  This increased interest expense on the subordinated debt due to the increased principal balance.

For the three months ended September 30, 2021, net interest margin (annualized net interest income divided by average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 3.48% and 3.30%, respectively, compared to 3.62% and 3.41%, respectively, for the three months ended September 30, 2020.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $3.5 million and $2.7 million for the three months ended September 30, 2021 and 2020, respectively. A total of $2.9 million in PPP loan net fees were recognized in the quarter ended September 30, 2021, compared to $2.4 million for the quarter ended September 30, 2020.  Yield on loans receivable was 4.57% for the three months ended September 30, 2021, compared to 4.33% for the three months ended September 30, 2020.  For the three months ended September 30, 2021 and 2020, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets
	For the Three Months Ended September 30,
	2021			2020
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost (4)	Balance	Dividends	Cost (4)
Assets
Interest earning assets:
Interest earning deposits	$419,715	$170	0.16%	$137,568	$99	0.29%
Investment securities, available for sale (1)	31,693	9	0.11	20,373	22	0.43
Investment securities, held to maturity (1)	2,095	15	2.84	3,509	5	0.57
Other investments	6,859	31	1.79	5,951	24	1.60
Loans receivable (2)	1,681,069	19,383	4.57	1,493,024	16,244	4.33
Total interest earning assets	2,141,431	19,608	3.63	1,660,425	16,394	3.93
Noninterest earning assets:
Allowance for loan losses	(20,102)			(15,711)
Other noninterest earning assets	77,221			60,160
Total assets	$2,198,550			$1,704,874

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$919,792	$523	0.23%	$750,790	$880	0.47%
PPPLF borrowings	-	-	0.00	199,076	176	0.35
FHLB advances and other borrowings	24,999	72	1.14	24,999	71	1.13
Subordinated debt	17,073	185	4.30	9,987	148	5.90
Junior subordinated debentures	3,586	21	2.32	3,584	23	2.55
Total interest bearing liabilities	965,450	801	0.33	988,436	1,298	0.52
Noninterest bearing deposits	1,061,311			569,615
Other liabilities	13,705			12,781
Total shareholders' equity	158,084			134,042
Total liabilities and shareholders' equity	$2,198,550			$1,704,874
Net interest income		$18,807			$15,096
Interest rate spread			3.30%			3.41%
Net interest margin (3)			3.48%			3.62%
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

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the $2.2 million increase in loan interest income that is attributed to an increase in loan volume.  This increase is supplemented by a $926,000 increase in interest income from loans receivable due to higher interest rates; this increase is largely related to a reduction in the outstanding balance of 1.0% interest rate PPP loans as of September 30, 2021, compared to the three months ended September 30, 2020. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Three Months Ended September 30, 2021
	Compared to
	Three Months Ended September 30, 2020
	Increase (Decrease)
	Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Interest earning deposits	$115	$(44)	$71
Investment securities, available for sale	3	(16)	(13)
Investment securities, held to maturity	(10)	20	10
Other Investments	4	3	7
Loans receivable	2,213	926	3,139
Total increase in interest income	2,325	889	3,214

Interest expense:
Interest bearing deposits	99	(456)	(357)
PPPLF borrowings	(176)	-	(176)
FHLB advances and other borrowings	-	1	1
Subordinated debt	77	(40)	37
Junior subordinated debentures	-	(2)	(2)
Total increase in interest expense	-	(497)	(497)
Increase in net interest income	$2,325	$1,386	$3,711

Provision for Loan Losses

The provision for loan losses is an expense we incur to maintain an allowance for loan losses at a level that management deems appropriate to absorb inherent losses on existing loans. For a description of the factors taken into account by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.”

The provision for loan losses for the three months ended September 30, 2021 was $255,000, compared to $2.2 million for the three months ended September 30, 2020. The allowance for loan losses as a percentage of loans was 1.19% at September 30, 2021, compared to 1.13% at September 30, 2020. As of September 30, 2021, there was $267.3 million in PPP loans included in our portfolio.  These loans are 100% guaranteed by the SBA, and therefore we have not allocated any portion of our allowance to these 100% guaranteed loans.  The allowance for loan losses to loans receivable, excluding the guaranteed PPP loans, is 1.40%.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”  The provision for loan losses was increased in 2020 due to the change in economic outlook caused by the COVID-19 pandemic along with loan growth.  The factors used in management’s analysis of the allowance for loan losses resulted in a provision of $255,000 was needed for quarter ended September 30, 2021. The expected COVID-19 pandemic related loan losses have not materialized as originally anticipated in 2020, as evidenced by the low level of charge-offs and nonperforming loans.  The economic environment is continuously changing and has shown signs of improvement, with United States implementing stimulus packages, ongoing vaccination of its population and increased re-opening of business activities. We are not required to implement the provisions of the Current Expected Credit Loss (“CECL”) accounting standard until January 1, 2023, and therefore we are continuing to account for the allowance for loan losses under the incurred loss model.  Credit quality has remained stable through September 30, 2021, as demonstrated by the low level of charge-offs and nonperforming loan balance.  Nonperforming loans decreased $3.7 million, to $740,000, as of September 30, 2021, compared to $4.5 million as of September 30, 2020.  Included in nonperforming loans for the three months ended September 30, 2021 is $123,000 in CCBX partner loans that were past due 90 days or more and still accruing.  Nonperforming assets to total assets was 0.03% at September 30, 2021 compared to 0.26% at September 30, 2020.  For a description of the Company’s nonperforming assets see “—Financial Condition—Nonperforming Assets.”

Pursuant to guidance from the federal bank regulatory agencies, the Company deferred and/or modified payments on loans to assist customers financially during the COVID-19 pandemic and economic shutdown There was a total of $246.4 million, or 250 loans, which were deferred and/or for which payments were modified under this guidance. As of September 30, 2021, all of these  loans have successfully returned to active status or paid off.  The purpose of this deferral and modification program was to provide cash flow relief for small business customers as they navigate through the uncertainties of the COVID-19 pandemic.  The Company’s deferral program has been successful as evidenced by customers’ ability to migrate from deferral to active status and resume making payments as planned.

Net recoveries for the three months ended September 30, 2021 totaled $1,000, as compared to net charge-offs of $1,000 for the three months ended September 30, 2020.  Net charge-offs for both quarterly periods represented a non-material percentage of the value of total average loans.

Noninterest Income

Our primary sources of recurring noninterest income are BaaS fees, deposit service charges and fees, loan referral fees, gain on sales of loans, and mortgage broker fees. Additionally, the unrealized holding gain on equity securities was a contributing source of noninterest income for the three months ended September 30, 2021.  Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest or similar method.

For the three months ended September 30, 2021, noninterest income totaled $6.1 million, an increase of $4.2 million, or 215.8%, compared to $1.9 million for the three months ended September 30, 2020.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months
	Ended September30,		Increase	Percent
(Dollars in thousands)	2021	2020	(Decrease)	Change
BaaS fees	$2,286	$576	$1,710	296.9%
Unrealized holding gain on equity securities, net	1,472	-	1,472	100.0
Deposit service charges and fees	956	824	132	16.0
Loan referral fees	723	180	543	301.7
Gain on sales of loans, net	206	47	159	338.3
Mortgage broker fees	187	125	62	49.6
Other	302	190	112	58.9
Total noninterest income	$6,132	$1,942	$4,190	215.8%

BaaS Fees. Our CCBX division provides BaaS offerings that enable our broker dealer and digital financial service providers to offer their customers banking services.  In exchange for providing these services, we earn fixed fees, volume-based fees and reimbursement of costs depending on the contract.  In accordance with GAAP, we recognize the reimbursement of non-credit fraud losses on partner’s customer loans and credit enhancement provided by the partner as revenue.  Partner customer credit losses are recognized in the allowance for loan loss and non-credit fraud loss is recognized in BaaS noninterest expense. BaaS fee income for the three months ended September 30, 2021 was $2.3 million compared to $576,000 for the three months ended September 30, 2020.  The increase is the largely the result of providing services to additional CCBX customers during the period.

The following table presents the BaaS fee income for the periods indicated:

	Three Months
	Ended September30,		Increase	Percent
(Dollars in thousands)	2021	2020	(Decrease)	Change
Servicing and other BaaS fees	$1,792	$572	$1,220	213.3%
Fraud recovery	296	-	296	100.0
Credit enhancement recovery	10	-	10	100.0
Interchange	188	4	184	4,600.0
Total BaaS fees	$2,286	$576	$1,710	296.9%

As of September 30, 2021, there were sixteen active CCBX relationships, seven in onboarding/implementation, three signed letters of intent and a solid pipeline of potential new relationships.  As more CCBX customers move to active status, we expect that BaaS service and interchange fees will increase.

The following table illustrates the activity and growth in CCBX for the periods presented:

	As of
	September 30, 2021	September 30, 2020
Active	16	4
Friends and family / testing	0	1
Implementation / onboarding	7	4
Signed letters of intent	3	2
Total CCBX relationships	26	11

Unrealized holding gain on sale of equity securities, net. During the quarter ended September 30, 2021, we recognized a $1.5 million unrealized holding gain on an equity security as a result of an observable price change.  There was no similar income in the three months ended September 30, 2020.

Deposit Service Charges and Fees. Deposit service charges and fees include service charges on accounts, point-of-sale fees, merchant services fees and overdraft fees. Deposit service charges were $956,000 for the three months ended September 30, 2021, an increase of $132,000, or 16.0%, from $824,000 over the same period in the prior year. The increase in deposit service charges and fees was primarily the result of a $93,000 increase in point of sale fees and $17,000 increase in merchant services fee income in the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020, during which the economy was impacted by initial the spread of COVID-19 pandemic.

Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize the loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without assuming the interest rate risk. We had $723,000 in income from loan referral fees for the three months ended September 30, 2021, compared to $180,000 for the three months ended September 30, 2020. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. The recognition of loan referral fees fluctuates in response to these market conditions and as a result we may recognize more or less, or may not recognize any, loan referral fees in some periods.

Gain on Sales of Loans, net. Gain on sales of loans occurs when we sell in the secondary market the guaranteed portion (generally 75% of the principal balance) of the SBA and U.S. Department of Agriculture (“USDA”) loans that we originate. This activity fluctuates based on SBA and USDA loan activity.  Gain on sale of loans totaled $206,000 for the three months ended September 30, 2021, compared to $47,000 for the three months ended September 30, 2020 as a result of more SBA and USDA loans being originated and sold to the secondary market.

Mortgage Broker Fees. We earn mortgage broker fees for residential real estate loans that we broker through mortgage lenders. Mortgage broker fees increased $62,000 in the three months ended September 30, 2021 to $187,000, compared to $125,000 for the three months ended September 30, 2020 as a result of higher demand.

Other. This category includes a variety of other income-producing activities, credit card fee income, wire transfer fees, interest earned on bank owned life insurance (“BOLI”), annuity broker fees, and SBA and USDA servicing fees. Other noninterest income increased $112,000 in the three months ended September 30, 2021, compared to the three months ended September 30, 2020 primarily due to an increase in earnings on BOLI and increased credit card fee income.

Noninterest Expense

Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expense, software license, maintenance and subscriptions, legal and professional fees, data processing expense, BaaS expense, excise taxes and FDIC assessment expense, director and staff expenses, marketing and business development expenses.

For the three months ended September 30, 2021, noninterest expense totaled $16.1 million, an increase of $6.5 million, or 66.9%, compared to $9.7 million for the three months ended September 30, 2020.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months
	Ended September 30,		Increase	Percent
(Dollars in thousands)	2021	2020	(Decrease)	Change
Salaries and employee benefits	$9,961	$5,971	$3,990	66.8%
Occupancy	1,037	1,091	(54)	(4.9)
Software licenses, maintenance and subscriptions	817	337	480	142.4
Legal and professional fees	796	381	415	108.9
Data processing	761	577	184	31.9
BaaS expense	715	100	615	615.0
Excise taxes	407	291	116	39.9
FDIC assessments	400	148	252	170.3
Director and staff expenses	274	156	118	75.6
Marketing	130	52	78	150.0
Business development	123	72	51	70.8
Other	709	490	219	44.7
Total noninterest expense	$16,130	$9,666	$6,464	66.9%

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, incentive compensation costs, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $10.0 million for the three months ended September 30, 2021, an increase of $4.0 million, or 66.8%, compared to $6.0 million for the three months ended September 30, 2020. The increase was primarily due to continued hiring staff for our CCBX division and additional staff for our ongoing banking related growth initiatives.  As our CCBX activities grow, we expect to continue to add employees to support these lines of business.  As of September 30, 2021, we had 342.7 full-time equivalent employees, compared to 234.2 at September 30, 2020, a 46.3% increase.

Occupancy. Occupancy expenses were $1.0 million for the three months ended September 30, 2021, compared to $1.1 million for the three months ended September 30, 2020. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $369,000 and $345,000 for the three months ended September 30, 2021 and 2020, respectively.  As we continue to grow, we expect occupancy expenses to increase.

Software Licenses, Maintenance and Subscriptions. Software licenses, maintenance and subscriptions includes expenses related to obtaining and maintaining software required for our various functions.   Software licenses, maintenance and subscriptions were $817,000 for the quarter ended September 30, 2021, compared to $337,000 for the prior year period.  Software that aids in the reporting of CCBX activities and monitoring of transactions that helps to automate and create other efficiencies in reporting contributed to the increase.  These expenses are expected to increase as we invest more in automated processing and as we grow product lines and our CCBX and CCDB divisions.

Legal and Professional Fees. Legal and professional costs were $796,000 for the quarter ended September 30, 2021, compared to $381,000 for the quarter ended September 30, 2020.  Legal and professional costs fluctuate with the development of contracts for CCBX customers and are also impacted by our reporting cycle and timing of legal and professional services.  The increase in legal and professional expenses includes consulting expenses related to monitoring for Bank Secrecy Act/Anti-Money Laundering, CCBX operations and higher costs related to legal and accounting work related to financial reporting.

Data Processing. Data processing costs were $761,000 for the three months ended September 30, 2021, compared to $577,000 for the three months ended September 30, 2020. Data processing costs include all of our customer transaction processing and data storage, computer processing, and network costs.  Data processing costs grow as we grow and add new products, customers and branches.  Additionally, CCBX and CCDB data processing expenses are included in this category and are expected to increase incrementally as these divisions grow.

BaaS expense. Our CCBX division provides BaaS offerings that enable our broker dealer and digital financial service providers to offer their customers banking services.  Included in BaaS expense is partner loan expense and partner fraud expense.  BaaS loan expense represents the amount paid to partners for originating and servicing loans.  BaaS fraud expense represents non-credit fraud losses on partner’s customer loan and deposit accounts.  Any credit enhancement provided by the partner is reimbursed and included in noninterest income.   For the quarter ended September 30, 2021, BaaS expense was $715,000 compared to $100,000 for the three months ended September 30, 2020 as a result of increased partner customer activity.

The following table presents, for the periods indicated, the BaaS expenses:

	Three Months
	Ended September 30,		Increase	Percent
(Dollars in thousands)	2021	2020	(Decrease)	Change
BaaS loan expense	$419	$100	$319	319.0%
BaaS fraud expense	296	-	296	100.0
Total BaaS expense	$715	$100	$615	615.0%

Excise Taxes. Excise taxes were $407,000 for the three months ended September 30, 2021, compared to $291,000 for the three months ended September 30, 2020.  Excise taxes are based on gross income of $25.7 million and $18.3 million for the three months ended September 30, 2021 and 2020, respectively.  Gross income is reduced by certain allowed deductions to arrive at the taxable base; however, as gross income increases, so does the excise tax expense.

FDIC Assessments. FDIC assessments are assessed to fund the Deposit Insurance Fund (“DIF”) to insure and protect the depositors of insured banks and to resolve failed banks.  The assessment rate is based on a number of factors and recalculated each quarter.  FDIC assessments were $400,000 for the three months ended September 30, 2021, compared to $148,000 for the three months ended September 30, 2020, an increase of $252,000.  As deposits increase, the FDIC assessment expense will generally increase.

Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses.   Director and staff expenses were $274,000 for the three months ended September 30, 2021, compared to $156,000 for the three months ended September 30, 2020.  Changes to director compensation approved in October 2020 and increased expenses related to employee travel, and continuing education contributed to the increase in the quarter ended September 30, 2021 compared to quarter ended September 30, 2020.

Marketing. Marketing costs were $130,000 for the three months ended September 30, 2021, compared to $52,000 for the three months ended September 30, 2020.  Marketing costs were lower in the three months ended September 30, 2020 as a result of reduced marketing during the COVID-19 pandemic, however, as we continue to expand our CCBX and CCDB divisions, offer new products and services and grow our brand, we expect marketing costs to increase.

Business Development. Business development costs were $123,000 for the three months ended September 30, 2021, compared to $72,000 for the three months ended September 30, 2020.  Business development costs include sponsorships and other activities to cultivate business and community development.  Business development expenses were reduced in the three months ended September 30, 2020 as a result of restrictions on in person meetings and business related activities due to the COVID-19 pandemic.

Other. This category includes dues and memberships, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officer’s insurance, donations, provision for unfunded commitments, and miscellaneous other expenses. Other noninterest expense was $709,000 for the three months ended September 30, 2021, compared to $490,000 for the three months ended September 30, 2020. The increase was largely due to $75,000 increase in provision for unfunded commitments for the three months ended September 30, 2021, as compared to the same period last year, combined with $55,000 more in office supply costs, and $53,000 increase in FRB and other bank service charges.

Income Tax Expense

The amount of income tax expense we incur is impacted by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce our deferred tax assets to the amount expected to be realized. For the three months ended September 30, 2021, income tax expense totaled $1.9 million, compared to $1.1 million for the three months ended September 30, 2020.  The $788,000 increase in income tax expense is the result of higher net income.   Additionally, we are now subject to various state taxes that are being assessed as a result of hiring staff in multiple states, remote employees and CCBX activities expanding into other states, which has increased the overall tax rate used in calculating the provision for income taxes in the current and future periods. Our effective tax rates for the three months ended September 30, 2021 and 2020 were 21.9% and 20.9%, respectively.

Comparison of Operating Results for the Nine months ended September 30, 2021 and September 30, 2020

Results of Operations

Net Income

Net income for the nine months ended September 30, 2021, was $19.7 million, or $1.58 per diluted share, compared to $10.5 million, or $0.86 per diluted share, for the nine months ended September 30, 2020. The increase in net income over the comparable period in the prior year was attributable to a $14.3 million increase in net interest income, largely related to PPP and non-PPP loan growth.  A reduction in the provision for loan losses of $4.7 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, also contributed to the increase in net income.  The provision for loan losses increased in 2020 due to the change in economic outlook caused by the COVID-19 pandemic, however losses have not materialized as anticipated, and therefore a provision of $973,000 was recorded, for the nine months ended September 30, 2021.  For the nine months ended September 30, 2021 there was $7.8 million increase in noninterest income, including $3.0 million increase in BaaS fees as a result of growth in CCBX, $1.5 million on an unrealized holding gain on equity securities as a result of an observable price change, and $1.3 million gain on sale of the Freeland branch  compared to the nine months ended September 30, 2020.  Noninterest expense for the nine months ended September 30, 2021 was $14.6 million higher compared to the nine months ended September 30, 2020, primarily due to $9.7 million higher salaries and employee benefits as a result of growth in CCBX and growth initiatives, an increase of $1.0 million in legal, accounting and professional fees related to CCBX, financial reporting, and compliance consulting, $925,000 more in software licenses, maintenance and subscriptions, and $714,000 increase in BaaS expense.

Net Interest Income

Net interest income for the nine months ended September 30, 2021, was $54.7 million, compared to $40.5 million for the nine months ended September 30, 2020, an increase of $14.3 million, or 35.3%. The increase in net interest income consisted of a $12.6 million, or 28.0%, increase in interest income coupled with a $1.7 million, or 37.5%, decrease in interest expense.

The increase in interest income was primarily attributable to a $425.1 million, or 33.6%, increase in average loans outstanding for the nine months ended September 30, 2021, compared to the prior year period, partially offset by a 14 basis point decrease in yield on loans receivable from 4.65% for the nine months September 30, 2020 to 4.51% for the nine months ended September 30, 2021.  The decrease in yield on loans receivable, as compared to the nine months ended September 30, 2020, was largely due to an average balance of $435.4 million in PPP loans for the nine months ended September 30, 2021.  PPP loans have a 1.0% interest rate and an approximate yield of 3.97% for the nine months ended September 30, 2021, after including the amortization of deferred fees and costs.  Capital call lines increased $117.7 million, or 268.8%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.  These loans bear a lower rate of interest, which contributed to the lower yield on loans receivable, but have less credit risk due to the way the loans are structured compared to other commercial loans.  Also contributing to the decline in yield on loans receivable is the current low interest rate environment which results in lower rates on our variable rate, new and renewing loans.

Yield on loans receivable, excluding earned fees, approximated 3.57% for the nine months ended September 30, 2021 compared to 4.09% for the nine months ended September 30, 2020. A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.” Although there are rate floors in place for $460.8 million, or 27.2%, in existing loans, the lower rates have a corresponding impact on yield on loans receivable and subsequently the net interest margin in future periods.  We expect rates to remain at this level in the near future.

The decrease in interest expense for the nine months ended September 30, 2021 was the result of a 25 basis point, or 55.6%, decrease in cost of funds, bringing it to 0.20% for the nine months ended September 30, 2021, compared to 0.45% for the nine months ended September 30, 2020.  In addition to the aforementioned low interest rate environment, which resulted in a lower interest rate paid on interest-bearing deposit accounts, we gained new customer relationships by originating PPP loans to noncustomers and they continue to move their banking/deposit relationships over to the Bank.  Additionally, as of September 30, 2021, there were a total of $607.2 million in CCBX deposits compared to $51.6 million at September 30, 2020. These increases in noninterest bearing and low interest rate interest bearing deposits helped contribute to the improved cost of funds for the nine months ended September 30, 2021, as compared to the prior year period.   Currently, the majority of CCBX deposits are noninterest bearing; however, if the Federal Reserve Open Market Committee raises interest rates, a majority of these accounts will bear interest and be reclassified to interest bearing deposits once rates exceed their minimum interest rate set in their respective program agreements and begin to earn interest, which will increase interest expense and cost of funds.

The average balance of interest-bearing deposits increased $196.5 million, or 28.2%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, but the average rate paid on interest bearing deposits was 26 basis points less for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.  The increased balance compared to the nine months ended September 30, 2020 is primarily attributable to growth in core deposit accounts, which we define as deposits excluding all brokered and time deposits. Noninterest bearing deposits (such as demand or checking accounts) grew $385.0 million, or 78.8%.  Average NOW (which are interest bearing checking accounts) and money market accounts grew $195.4 million, or 36.8%, and savings accounts increased $25.3 million, or 38.8% compared to September 30, 2020.  Average non-core deposits decreased $24.2 million with time deposits decreasing $25.5 million, or 32.6%, partially offset by $1.3 million increase in average BaaS-brokered deposits, compared to September 30, 2020.  As previously mentioned, the current low interest rate environment has impacted the rates that are paid on interest bearing accounts.  The average rate paid on BaaS-brokered deposits decreased 24 basis points to 0.35%, and NOW and money market accounts decreased 39 basis points to 0.27% for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.  The average rate paid on time deposits also decreased during this period.  For time deposits less than $100,000, the rate decreased 52 basis points to 0.61% and for time deposits over $100,000, the average rate decreased 73 basis points to 0.72%, for the quarter ended September 30, 2021 as compared to the prior year period.

For the nine months ended September 30, 2021, net interest margin (annualized net interest income divided by average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 3.64% and 3.46%, respectively, compared to 3.81% and 3.51%, respectively, for the nine months ended September 30, 2020.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $11.8 million and $5.3 million for the nine months ended September 30, 2021 and 2020, respectively. A total of $9.7 million in PPP loan net fees were recognized in the nine months ended September 30, 2021, compared to $4.4 million for the nine months ended September 30, 2020.  Yield on loans receivable was 4.51% for the nine months ended September 30, 2021, compared to 4.65% for the nine months ended September 30, 2020.  For the nine months ended September 30, 2021 and 2020, the amount of interest income not recognized on nonaccrual loans was not material.

	Average balance sheets
	For the Nine Months Ended September 30,
	2021			2020
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost (4)	Balance	Dividends	Cost (4)
Assets
Interest earning assets:
Interest earning deposits	$284,225	$314	0.15%	$122,941	$587	0.64%
Investment securities, available for sale (1)	25,344	45	0.24	20,302	155	1.02
Investment securities, held to maturity (1)	2,349	31	1.76	3,950	44	1.49
Other Investments	6,594	169	3.43	5,435	129	3.17
Loans receivable (2)	1,690,817	56,978	4.51	1,265,705	44,025	4.65
Total interest earning assets	2,009,329	57,537	3.83	1,418,333	44,940	4.23
Noninterest earning assets:
Allowance for loan losses	(19,744)			(13,651)
Other noninterest earning assets	73,328			57,830
Total assets	$2,062,913			$1,462,512

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$892,574	$1,811	0.27%	$696,051	$3,530	0.68%
PPPLF borrowings	91,850	240	0.35	102,527	269	0.35
FHLB advances and other borrowings	24,999	212	1.13	19,304	164	1.13
Subordinated debt	12,381	477	5.15	9,984	441	5.90
Junior subordinated debentures	3,585	63	2.35	3,583	83	3.09
Total interest bearing liabilities	1,025,389	2,803	0.37	831,449	4,487	0.72
Noninterest bearing deposits	873,271			488,296
Other liabilities	12,798			12,607
Total shareholders' equity	151,455			130,160
Total liabilities and shareholders' equity	$2,062,913			$1,462,512
Net interest income		$54,734			$40,453
Interest rate spread			3.46%			3.51%
Net interest margin (3)			3.64%			3.81%
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

	Nine Months Ended September 30, 2021
	Compared to
	Nine Months Ended September 30, 2020
	Increase (Decrease)
	Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Interest earning deposits	$178	$(451)	$(273)
Investment securities, available for sale	9	(119)	(110)
Investment securities, held to maturity	(21)	8	(13)
Other Investments	30	10	40
Loans receivable	14,285	(1,332)	12,953
Total increase in interest income	14,481	(1,884)	12,597

Interest expense:
Interest bearing deposits	395	(2,114)	(1,719)
PPPLF borrowings	(29)	-	(29)
FHLB advances	48	-	48
Subordinated debt	92	(56)	36
Junior subordinated debentures	-	(20)	(20)
Total increase in interest expense	506	(2,190)	(1,684)
Increase in net interest income	$13,975	$306	$14,281

Provision for Loan Losses

The provision for loan losses is an expense we incur to maintain an allowance for loan losses at a level that management deems appropriate to absorb inherent losses on existing loans. For a description of the factors taken into account by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.”

The provision for loan losses for the nine months ended September 30, 2021 was $973,000, compared to $5.7 million for the nine months ended September 30, 2020. The allowance for loan losses as a percentage of loans was 1.19% at September 30, 2021, compared to 1.13% at September 30, 2020. As of September 30, 2021, there was $267.3 million in PPP loans included in our portfolio.  These loans are 100% guaranteed by the SBA, and therefore we have not allocated any portion of our allowance to these 100% guaranteed loans.  The allowance for loan losses to loans receivable, excluding the guaranteed PPP loans, is 1.40%.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”  The provision for loan losses was increased in 2020 due to the change in economic outlook caused by the COVID-19 pandemic along with loan growth.  The factors used in management’s analysis of the provision for loan losses resulted in a provision of $973,000 for the nine months ended September 30, 2021.  The expected loan losses have not materialized as originally anticipated in 2020, as evidenced by the low level of charge-offs and nonperforming loans.  The economic environment is continuously changing and has shown signs of improvement, with United States implementing substantial economic stimulus legislation, ongoing vaccination of its population and increased re-opening of business activities. We are not required to implement the provisions of CECL accounting standard until January 1, 2023, and therefore we are continuing to account for the allowance for loan losses under the incurred loss model.  Credit quality has remained stable through September 30, 2021, as demonstrated by the low level of charge-offs and nonperforming loan balance.  Nonperforming loans decreased $3.7 million, to $740,000, as of September 30, 2021, compared to $4.5 million as of September 30, 2020.  Included in nonperforming loans for the three months ended September 30, 2021 is $123,000 in CCBX partner loans that were past due 90 days or more and still accruing.  Nonperforming assets to total assets was 0.03% at September 30, 2021 compared to 0.26% at September 30, 2020.  For a description of the Company’s nonperforming assets see “—Financial Condition—Nonperforming Assets.”

Pursuant to guidance from the federal bank regulatory agencies, the Company deferred and/or modified payments on loans to assist customers financially during the COVID-19 pandemic and economic shutdown.  There was a total of $246.4 million, or 250 loans, granted deferred and/or modified payments under this guidance. As of September 30, 2021, all of these loans have successfully returned to active status or paid off.  The purpose of this deferral and modification program was to provide cash flow relief for small business customers as they navigate through the uncertainties of the COVID-19 pandemic.  The Company’s deferral program has been successful, as evidenced by customers’ ability to migrate from deferral to active status and resume making payments as planned.

Net charge-offs for the nine months ended September 30, 2021 totaled $13,000, a non-material percentage of the value of total average loans, as compared to $131,000, or 0.01% (annualized) of total average loans, for the nine months ended September 30, 2020.

Noninterest Income

Our primary sources of recurring noninterest income are BaaS fees, deposit service charges and fees, loan referral fees, gain on sales of loans, and mortgage broker fees. Additionally, the unrealized holding gain on equity securities and the gain on the sale of the Freeland branch was a contributing source of noninterest income for the nine months ended September 30, 2021.  Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest or similar method.

For the nine months ended September 30, 2021, noninterest income totaled $13.9 million, an increase of $7.8 million, or 126.6%, compared to $6.1 million for the nine months ended September 30, 2020.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Nine Months
	Ended September 30,		Increase	Percent
(Dollars in thousands)	2021	2020	(Decrease)	Change
BaaS fees	$4,658	$1,630	$3,028	185.8%
Deposit service charges and fees	2,768	2,224	544	24.5
Loan referral fees	2,126	1,303	823	63.2
Unrealized holding gain on equity securities, net	1,472	-	1,472	100.0
Gain on sale of branch, net	1,263	-	1,263	100.0
Mortgage broker fees	702	439	263	59.9
Gain on sales of loans, net	367	47	320	680.9
Other	542	490	52	10.6
Total noninterest income	$13,898	$6,133	$7,765	126.6%

BaaS Fees. Our CCBX division provides BaaS offerings that enable broker dealers and digital financial service providers to offer their customers banking services.  In exchange for providing these services, we earn fixed fees, volume-based fees and reimbursement of costs depending on the contract.  In accordance with GAAP, we recognize the reimbursement of non-credit fraud losses on partner’s customer loans and credit enhancement provided by the partner as revenue.  Partner customer credit losses are recognized in the allowance for loan loss and non-credit fraud loss is recognized in BaaS noninterest expense. BaaS fee income for the nine months ended September 30, 2021 was $4.7 million compared to $1.6 million for the nine months ended September 30, 2020.  The increase is the result of new CCBX customers actively offering services to their customers.

The following table presents, for the periods indicated, the BaaS fee income:

	Nine Months
	Ended September30,		Increase	Percent
(Dollars in thousands)	2021	2020	(Decrease)	Change
Servicing and other BaaS fees	$4,019	$1,626	$2,393	147.2%
Fraud recovery	296	-	296	100.0
Credit enhancement recovery	10	-	10	100.0
Interchange	333	4	329	8,225.0
Total BaaS fees	$4,658	$1,630	$3,028	185.8%

As of September 30, 2021, there were sixteen active CCBX relationships, seven in onboarding/implementation, three signed letters of intent and a solid pipeline of potential new relationships.  As more CCBX customers move to active status, we expect that BaaS fees will increase.  The following table illustrates the activity and growth in CCBX for the periods presented:

	As of
	September 30, 2021	September 30, 2020
Active	16	4
Friends and family / testing	0	1
Implementation / onboarding	7	4
Signed letters of intent	3	2
Total CCBX relationships	26	11

Deposit Service Charges and Fees. Deposit service charges and fees include service charges on accounts, point-of-sale fees, merchant services fees and overdraft fees. Together they constitute one of the largest components of our noninterest income. Deposit service charges were $2.8 million for the nine months ended September 30, 2021, an increase of $544,000, or 24.5%, from $2.2 million over the same period in the prior year. The increase in deposit service charges and fees was primarily the result of $413,000 increase in point of sale fees, $84,000 increase in merchant services fee income, and $27,000 increase in ATM fees in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, during which the economy was impacted by the spread of COVID-19 pandemic.

Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize the loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without assuming the interest rate risk. We had $2.1 million in income from loan referral fees for the nine months ended September 30, 2021, compared to $1.3 million for the nine months ended September 30, 2020.  Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. The recognition of loan referral fees fluctuates in response to these market conditions and as a result we may recognize more, less or not recognize any, loan referral fees in some periods.

Unrealized holding gain on sale of equity securities, net. During the nine months ended September 30, 2021, we recognized a $1.5 million unrealized holding gain on an equity security as a result of an observable price change.  There was no similar income in the nine months ended September 30, 2020.

Gain on Sale of Branch, net. The sale of our Freeland branch closed on April 30, 2021.  Noninterest income included a $1.3 million gain from sale of the branch during the nine months ended September 30, 2021. There was no similar income in the nine months ended September 30, 2020.

Mortgage Broker Fees. We earn mortgage broker fees for residential real estate loans that we broker through mortgage lenders. Mortgage broker fees increased $263,000 in the nine months ended September 30, 2021 to $702,000, compared to $439,000 in the same period in 2020 as a result of increased demand from lower interest rates on mortgages.

Gain on Sales of Loans, net. Gain on sales of loans occurs when we sell in the secondary market the guaranteed portion (generally 75% of the principal balance) of the SBA and USDA loans that we originate. This activity fluctuates based on SBA and USDA loan activity.  Gain on sale of loans was $367,000 for the nine months ended September 30, 2021 and $47,000 for the nine months ended September 30, 2020.

Other. This category includes a variety of other income-producing activities, annuity broker fees, earnings on BOLI and SBA and USDA servicing fees. Other noninterest income increased $52,000 in the nine months ended September 30, 2021, compared to the same period in 2020 which is largely due to an increase in credit card fee income and operational recoveries partially offset by a market adjustment on a new BOLI policy purchased during the nine months ended September 30, 2021.  We anticipate that the new BOLI policy will produce market gains in future periods.

Noninterest Expense

Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expense, data processing expense, legal and professional fees, software licenses, maintenance, and subscriptions, director and staff expense, FDIC assessments, marketing and business development expenses.

For the nine months ended September 30, 2021, noninterest expense totaled $42.2 million, an increase of $14.6 million, or 52.8%, compared to $27.6 million for the nine months ended September 30, 2020.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Nine Months
	Ended September 30,		Increase	Percent
(Dollars in thousands)	2021	2020	(Decrease)	Change
Salaries and employee benefits	$26,560	$16,869	$9,691	57.4%
Occupancy	3,085	2,951	134	4.5
Data processing	2,192	1,749	443	25.3
Legal and professional fees	2,182	1,178	1,004	85.2
Software licenses, maintenance and subscriptions	1,844	919	925	100.7
Excise taxes	1,154	756	398	52.6
BaaS Expense	905	191	714	373.8
Director and staff expenses	812	613	199	32.5
FDIC assessments	820	292	528	180.8
Marketing	344	280	64	22.9
Business development	322	245	77	31.4
Other	1,993	1,587	406	25.6
Total noninterest expense	$42,213	$27,630	$14,583	52.8%

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, incentive compensation costs, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $26.6 million for the nine months ended September 30, 2021, an increase of $9.7 million, or 57.4%, compared to $16.9 million for the nine months ended September 30, 2020. The increase was primarily due to hiring staff for our CCBX  and CCDB divisions and additional staff for our ongoing banking related growth initiatives. Bonus and incentive expense was $1.9 million higher for the nine months ended September 30, 2021 due in part to incentives paid to employees that have been involved in the production and support of PPP loans.  The increase in expense would have been greater if not for an increase in deferred loan costs recorded as salary offsets, largely from originating PPP loans, which was $354,000 higher and lowered expense by that same amount, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. As our CCBX activities grow, we expect to continue to add employees to support these lines of business.  As of September 30, 2021, we had 342.7 full-time equivalent employees, compared to 234.2 at September 30, 2020, a 46.3% increase.

Occupancy Expenses. Occupancy expenses were $3.1 million for the nine months ended September 30, 2021, compared to $3.0 million for the nine months ended September 30, 2020. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $1.2 million and $965,000 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $206,000.  As we continue to grow, we expect occupancy expenses to increase in future periods.

Data Processing. Data processing costs were $2.2 million for the nine months ended September 30, 2021, compared to $1.7 million for the nine months ended September 30, 2020. Data processing costs include all of our customer transaction processing and data storage, computer processing, and network costs.  Data processing costs grow as we add new products, customers and branches.  Additionally, CCBX data processing expenses are included in this category and are expected to increase incrementally as the CCBX transactions increase.

Legal and Professional Fees. Legal and professional costs were $2.2 million for the nine months ended September 30, 2021 compared to $1.2 million for the nine months ended September 30, 2020.  Legal and professional costs fluctuate with the development of contracts for CCBX customers and are also impacted by our reporting cycle and timing of legal and professional services. Contributing to the increase in legal and professional expenses is consulting expenses related to monitoring for Bank Secrecy Act/Anti-Money Laundering, CCBX operations and higher costs related to legal and accounting work related to financial reporting.

Software Licenses, Maintenance and Subscriptions. Software licenses, maintenance and subscriptions includes expenses related to obtaining and maintaining software required for various functions throughout the Company.   Software licenses, maintenance and subscriptions were $1.8 million for the nine months ended September 30, 2021, compared to $919,000 for the prior year period.

Software that aids in the reporting of CCBX and helps to automate and create other efficiencies in reporting contributed to the increase.  These expenses are expected to increase as we invest more in automated processing and as we grow product lines and our CCBX and CCDB divisions.

Excise Taxes. Excise taxes were $1.2 million for the nine months ended September 30, 2021, compared to $756,000 for the nine months ended September 30, 2020.  Excise taxes are based on gross income of $71.4 million and $51.1 million for the nine months ended September 30, 2021 and 2020, respectively.  Gross income is reduced by certain allowed deductions to arrive at the taxable base; however, as gross income increases, so does the excise tax expense.

BaaS expense. Our CCBX division provides BaaS offerings that enable our broker dealer and digital financial service providers to offer their customers banking services.  Included in BaaS expense is partner loan expense and partner fraud expense.  BaaS loan expense represents the amount paid to partners for originating and servicing loans.  BaaS fraud expense represents non-credit fraud losses on partner’s customer loan and deposit accounts.  Any credit enhancement provided by the partner is reimbursed and included in noninterest income.  For the nine months ended September 30, 2021, BaaS expense was $905,000 compared to $191,000 for the nine months ended September 30, 2020.

The following table presents, for the periods indicated, the BaaS expenses:

	Nine Months
	Ended September30,		Increase	Percent
(Dollars in thousands)	2021	2020	(Decrease)	Change
BaaS loan expense	$609	$191	$418	218.8%
BaaS fraud expense	296	-	296	100.0
Total BaaS Expense	$905	$191	$714	373.8%

Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses.   Director and staff expenses were $812,000 for the nine months ended September 30, 2021 and $613,000 for the nine months ended September 30, 2020.  Changes to director compensation approved in October 2020 combined with increased employee expenses related to travel and continuing education contributed to the increase in expense year over year.

Marketing. Marketing costs were $344,000 for the nine months ended September 30, 2021, compared to $280,000 for the nine months ended September 30, 2020.  Marketing costs were lower in the nine months ended September 30, 2020 as a result of reduced marketing during the COVID-19 pandemic, however, as we continue to expand our CCBX and CCDB divisions, offer new products and services and grow our brand, we expect marketing costs to increase.

Business Development. Business development costs were $322,000 for the nine months ended September 30, 2021, compared to $245,000 for the nine months ended September 30, 2020.  Business development costs include sponsorships and other activities to cultivate business and community development.  These expenses are increasing to a more typical level as business activities resume, but were reduced as a result of restrictions on in person meetings and business related activities in 2020 due to the COVID-19 pandemic.

Other. This category includes dues and memberships, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officer’s insurance, donations, provision for unfunded commitments, and miscellaneous other expenses. Other noninterest expenses were $2.0 million for the nine months ended September 30, 2021, compared to $1.6 million for the nine months ended September 30, 2020. The increase was largely due to a $127,000 increase in provision for unfunded commitments, $85,000 increase in FRB and other bank service charges and overall growth for the nine months ended September 30, 2021, as compared to the same period last year.

Income Tax Expense

The amount of income tax expense we incur is impacted by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce our deferred tax assets to the amount expected to be realized. For the nine months ended September 30, 2021, income tax expense totaled $5.7 million, compared to $2.8 million for the nine months ended September 30, 2020. Additionally, we are now subject to various state taxes that are being assessed as a result of hiring staff in multiple states, remote employees and CCBX activities expanding into other states, which has increased the overall rate used in calculating the provision for income taxes in the current and future periods.

Our effective tax rates for the nine months ended September 30, 2021 was 22.5% compared to 20.9% for the nine months ended September 30, 2020.

Financial Condition

The Company’s total assets increased $685.4 million, or 38.8%, to $2.45 billion at September 30, 2021 from $1.77 billion at December 31, 2020.  The increase is primarily the result of $493.9 million increase in interest earning deposits with other banks including the Federal Reserve, combined with $158.5 million growth in loans receivable during the nine months ended September 30, 2021.  As of September 30, 2021, $267.3 million in PPP loans remain on the balance sheet, a decrease of $98.5 million from $365.8 million at December 31, 2020.  These PPP loans are 100% guaranteed by the SBA and have a rate of 1.0%, and an approximate yield of 3.97% for the nine months ended September 30, 2021.

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

As of September 30, 2021, gross loans receivable totaled $1.72 billion, an increase of $163.9 million, or 10.5%, compared to December 31, 2020. The increase was the result of  $137.9 million in non-PPP loan growth, $124.5 million in CCBX loan growth, partially offset by a reduction of $98.5 million in PPP loans due to forgiveness and principal paydowns.  Additionally, unused loan commitments increased, with unused commitments on capital call lines increasing $219.2 million to $347.4 million at September 30, 2021 compared to $128.2 million at December 31, 2020, which will likely translate to loan growth as the commitments are utilized in future periods.

Loans as a percentage of deposits were 76.7% as of September 30, 2021, compared to 108.9% as of December 31, 2020.  We remain focused on serving our communities and markets by growing loans and funding those loans with customer deposits.  The decrease in the loan to deposit ratio was largely due to the increase in interest earning deposits with other banks, primarily due to the increase in CCBX deposits.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial loans:
PPP loans	$267,278	15.5%	$365,842	23.5%
Capital call lines	161,457	9.4	65,559	4.2
All other commercial & industrial loans	108,120	6.3	107,799	6.9
Total commercial and industrial loans:	536,855	31.2	539,200	34.6
Real estate loans:
Construction, land and land development	158,710	9.2	94,423	6.1
Residential real estate	170,167	9.9	143,869	9.2
Commercial real estate	837,342	48.7	774,925	49.8
Consumer and other loans	17,140	1.0	3,916	0.3
Gross loans receivable	1,720,214	100.0%	1,556,333	100.0%
Net deferred origination fees - PPP loans	(9,417)		(5,803)
Net deferred origination fees - all other loans	(5,115)		(3,392)
Loans receivable	$1,705,682		$1,547,138

The following table details the CCBX loans which are included in the total loan portfolio table above:

	As of
	September 30, 2021		December 31, 2020
(Dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Capital call lines	$161,457	84.9%	$65,559	99.9%
Real estate loans:
Residential real estate loans	14,039	7.4	-	0.0
Consumer and other loans:
Credit cards	1,711	0.9	9	0.0
Other consumer loans	12,937	6.8	58	0.1
Gross CCBX loans receivable	190,144	100.0%	65,626	100.0%

Commercial and Industrial Loans. Commercial and industrial loans decreased $2.3 million, or 0.4%, to $536.9 million as of September 30, 2021, from $539.2 million as of December 31, 2020. Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income. Commercial and industrial loans are typically secured by the assets being financed or other business assets, such as accounts receivable, inventory or equipment, and we generally obtain personal guarantees on these loans.

Included in this balance is $161.5 million in capital call lines resulting from relationships with our CCBX customers as of September 30, 2021.   Capital call lines bear a lower rate of interest, but have less credit risk due to the way the loans are structured compared to other commercial loans.

In the first two rounds of the PPP loan program in 2020, our work with the SBA to help small businesses as provided in the CARES Act and subsequent legislation resulted in a total of $452.8 million in PPP loans, with a total of $12.9 million in net deferred fees.  PPP loans have a maximum maturity of five years, bear a 1.0% interest rate and may be forgiven by the SBA if certain criteria are met.  The deferred fees are or will be recognized in interest income over the life of the loans; however, if loans are forgiven or paid off, remaining deferred fees will be recognized in the period the forgiveness or payoff occurs.  As of September 30, 2021, $16.2 million of these loans remain.

The third round of the PPP loan program opened for applications on January 19, 2021 and closed on May 31, 2021.  In this latest round of PPP loans, we funded $311.0 million in PPP loans, and net deferred fees on these loans totaled $13.3 million.  Round three PPP loans have a maturity of five years. Loan payments will be deferred for borrowers who apply for loan forgiveness until SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred 10 months after the end of the covered period for the borrower’s loan forgiveness. As of September 30, 2021, $251.1 million in these loans remain.

We are accepting applications from customers for loan forgiveness.  During the nine months ended September 30, 2021, we received $409.6 million in forgiveness payments or principal paydowns.  In order to obtain loan forgiveness, a PPP borrower must submit a forgiveness application.  We expect that the pace of forgiveness of PPP loans will remain fairly steady throughout 2021, and start declining in 2022 as the covered periods will have passed and payments will start up gradually for loans originated earlier in the program.  Legislation extended the initial payment deferral period on PPP loans, and PPP borrowers with two-year loans can work with their lender to extend to a five year maturity, which we anticipate could be a popular approach for customers whose PPP loans are not eligible for forgiveness or who have only received partial forgiveness. Forgiveness of principal, early paydowns and payoffs on PPP loans will increase interest income earned in those periods from the recognition of deferred PPP loan fees.

As of September 30, 2021, we have a total of $267.3 million in PPP loans.  This includes all rounds of the PPP loan program and is net of forgiveness or principal paydowns received on PPP loans.  Net deferred fees of $9.4 million remains on these loans, and will be recognized in interest income in future periods.  We were able to provide loans to our existing customers and also provide assistance to new customers, by taking a proactive approach and reaching out to the communities we serve to offer assistance through the PPP.

Commercial Real Estate Loans. Commercial real estate loans increased $62.4 million, or 8.1%, to $837.3 million as of September 30, 2021, from $774.9 million as of December 31, 2020.  We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10-to-25 year period with balloon payments due at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates. At September 30, 2021, approximately 30.8% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 48.7% of our loan portfolio at September 30, 2021 and are historically our largest source of revenue. As of September 30, 2021, we held $35.9 million in purchased commercial real estate loans, compared to $29.6 million at December 31, 2020.  The addition of the $267.3 million in PPP loans, and $161.5 million in capital call lines as commercial and industrial loans has significantly impacted the composition of our loan portfolio; without the PPP and capital call line loans, commercial real estate loans would represent approximately 64.8% of the loan portfolio, which is more in line with what it has been historically.  The Bank actively seeks commercial real estate loans in our markets and our lenders are experienced in originating and competing for these loans.  Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans, and remains diligent in communicating and proactively working with borrowers to help mitigate potential credit deterioration.

Residential Real Estate Loans.  Our residential real estate loans increased $26.3 million, or 18.3%, from $143.9 million at December 31, 2020 to $170.2 million at September 30, 2021. We originate one-to-four adjustable-rate mortgage (“ARM”), loans for our portfolio and operate as a mortgage broker for mortgage lenders we have agreements with for customers who want a 15-year to 30-year, fixed-rate mortgage loan. As of September 30, 2021, the balance of our ARM portfolio loans was $22.1 million, compared to $20.5 million at December 31, 2020.  Our ARM loans typically do not meet the guidelines for sale in the secondary market due to characteristics of the property, the loan terms or exceptions from agency underwriting guidelines, which enables us to earn a higher interest rate. We also purchase residential mortgages originated by other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio, meet certain regulatory requirements and increase our interest income.  As of September 30, 2021, we held $13.5 million in purchased residential real estate mortgage loans, compared to $16.8 million at December 31, 2020.  These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards. We also make one-to-four family loans to investors to finance their rental properties and to business owners to secure their business loans.  As of September 30, 2021, residential real estate loans made to investors and business owners totaled $102.0 million, compared to $84.3 million as of December 31, 2020. Residential real estate loans also includes $14.0 million in CCBX loans at September 30, 2021, compared to none at December 31, 2020.

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

Construction, Land and Land Development Loans. Construction, land and land development loans increased $64.3 million, or 68.1%, to $158.7 million as of September 30, 2021, from $94.4 million as of December 31, 2020. We have a number of construction loans that have been approved, primarily for commercial projects, where the borrower has not requested the funds, resulting in our unfunded construction and development commitments increasing to $152.5 million at September 30, 2021, from $88.4 million at December 31, 2020.  As of September 30, 2021, we had no purchased construction, land and land development loans, compared to $15.3 million at December 31, 2020.

Although we have seen a strong commercial and residential real estate market in the Puget Sound region thus far in 2021, the full extent of the long-term effects of the COVID-19 pandemic remain to be seen.  We anticipate that as projects continue we will see drawdowns on the available commitments.

Consumer and Other. Consumer and other loans totaled $17.1 million as of September 30, 2021, increasing $13.2 million from $3.9 million at December 31, 2020. Our consumer and other loans are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans.

Included in consumer loans is $14.6 million in CCBX loans as of September 30, 2021, compared to $67,000 at December 31, 2020.  CCBX consumer loans include credit cards, consumer lines of credit and other consumer loans.

Industry Exposure and Categories of Loans

We have a diversified loan portfolio, representing a wide variety of industries.  Three of our largest categories of our loans are commercial real estate, commercial and industrial, and construction, land and land development loans.  Together they represent $1.27 billion in outstanding loan balances, or 87.1% of total gross loans outstanding, excluding PPP loans of $267.3 million.  When combined with $589.3 million in unused commitments the total of these three categories is $1.85 billion, or 87.1% of total outstanding loans and loan commitments.

Commercial Real Estate Loans. Commercial real estate loans represents the largest segment of our loans, comprising 57.6% of our total balance of outstanding loans, excluding PPP loans, as of September 30, 2021.  Unused commitments to extend credit represents an additional $20.9 million, the combined total exposure in commercial real estate loans represents $858.2 million, or 40.3% of our total outstanding loans and loan commitments, excluding PPP loans, as of September 30, 2021.

The following table summarizes our concentration by industry for our commercial real estate loan portfolio as of September 30, 2021:

(Dollars in thousands, unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Apartments	$140,616	$2,595	$143,211	6.7%	$1,926	73
Hotel/Motel	117,924	228	118,152	5.5	4,368	27
Office	92,199	4,513	96,712	4.5	951	97
Retail	84,940	2,672	87,612	4.1	988	86
Convenience Store	78,361	1,093	79,454	3.7	1,822	43
Mixed use	74,521	3,929	78,450	3.7	877	85
Warehouse	76,372	892	77,264	3.6	1,497	51
Mini Storage	39,880	137	40,017	1.9	2,849	14
Manufacturing	37,128	600	37,728	1.8	1,160	32
Groups < 2.0% of total	95,401	4,247	99,648	4.7	1,239	77
Total	$837,342	$20,906	$858,248	40.3%	$1,431	585

Commercial and Industrial Loans. Commercial and industrial loans comprise 18.6% of our total balance of outstanding loans, excluding PPP loans, as of September 30, 2021.  Unused commitments to extend credit represents an additional $415.9 million, the combined total exposure in commercial and industrial loans represents $685.5 million, or 32.2% of our total outstanding loans and loan commitments, excluding PPP loans, as of September 30, 2021.

The following table summarizes our concentration by industry for our commercial and industrial loan portfolio as of September 30, 2021:

(Dollars in thousands, unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Capital Call Lines	$161,457	$347,386	$508,843	23.9%	$1,509	107
Construction/Contractor Services	15,027	29,913	44,940	2.1	98	153
Financial Institutions	20,150	-	20,150	0.9	3,358	6
Medical / Dental / Other Care	12,412	7,155	19,567	0.9	210	59
Manufacturing	12,180	5,041	17,221	0.8	210	58
Retail	9,576	4,348	13,924	0.7	399	24
Groups < 0.70% of total	38,775	22,033	60,808	2.9	137	284
Total	$269,577	$415,876	$685,453	32.2%	$390	691

Construction, Land and Land Development Loans. Construction, land and land development loans comprise 10.9% of our total balance of outstanding loans, excluding PPP loans, as of September 30, 2021.  Unused commitments to extend credit represents an additional $152.5 million, the combined total exposure in construction, land and land development loans represents $311.3 million, or 14.6% of our total outstanding loans and loan commitments, excluding PPP loans, as of September 30, 2021.

The following table details our concentration for our construction, land and land development loan portfolio as of September 30, 2021:

(Dollars in thousands, unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Commercial construction	$63,763	$123,937	$187,700	8.8%	$1,993	32
Residential construction	25,370	19,019	44,389	2.1	793	32
Undeveloped land loans	37,704	3,440	41,144	1.9	2,900	13
Developed land loans	17,934	2,240	20,174	0.9	498	36
Land development	13,939	3,912	17,851	0.8	871	16
Total	$158,710	$152,548	$311,258	14.6%	$1,230	129

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

We believe our lending practices and active approach to managing nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We have procedures in place to assist us in maintaining the overall credit quality of our loan portfolio. We have established underwriting guidelines, concentration limits and we also monitor our delinquency levels for any negative or adverse trends. We actively manage problem assets to reduce our risk for loss. For CCBX loan relationships, we contractually obtain credit enhancements to limit losses.

We had $740,000 in nonperforming assets, as of September 30, 2021, compared to $712,000 as of December 31, 2020.  This includes $123,000 in CCBX loans more than 90 days past due and still accruing interest as of September 30, 2021, compared to none at December 31, 2020.  Our nonperforming loans to loans receivable ratio was 0.04% at September 30, 2021, compared to 0.05% at December 31, 2020. Commercial and industrial nonaccrual loans totaled $561,000 at September 30, 2021 and consisted of five lending relationships.  Residential real estate nonaccrual loans totaled $56,000 and consisted of one lending relationships. Principal reductions resulted in an overall decrease in our ratios of nonperforming loans and nonperforming assets to total assets as of September 30, 2021 compared to December 31, 2020.

To date we have not seen a significant change in our credit quality metrics, as demonstrated by the low level of charge-offs and nonperforming loan balance for the quarter ended September 30, 2021.  The full extent of the long-term economic impact of the COVID-19 pandemic still remains unknown; however, we remain diligent in our efforts to communicate and proactively work with borrowers to help mitigate potential credit deterioration. Credit administration is closely analyzing higher risk segments within the loan portfolio, monitoring and tracking loan payment deferrals and customer liquidity, and providing timely reporting to management and the board of directors.  Additional stimulus, increased vaccinations, full reopening of the economy and overcoming supply line challenges are expected to help the economic recovery and borrower performance.

Pursuant to guidance from the federal bank regulatory agencies, we deferred and/or modified payments on loans to assist customers financially during the COVID-19 pandemic.  In total, we have deferred or modified payments on 250 loans, or $246.4 million, per the federal guidance.  As of September 30, 2021, all loans on deferred and/or modified status have returned to active status or paid off.  In accordance with GAAP, the CARES Act, as amended by the Consolidated Appropriations Act, 2021, and interagency guidance issued on March 22, 2020 and April 7, 2020, short-term modifications, made on a good faith basis in response to the COVID-19 pandemic to borrowers that were current prior to any relief, are not classified as TDRs.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of	As of
	September 30,	December 31,
(Dollars in thousands)	2021	2020
Nonaccrual loans:
Commercial and industrial loans	$561	$537
Real estate loans:
Residential real estate	56	175
Total nonaccrual loans	617	712
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	123	-
Total nonperforming loans	740	712
Real estate owned	-	-
Repossessed assets	-	-
Troubled debt restructurings, accruing	-	-
Total nonperforming assets	$740	$712
Total nonperforming loans to loans receivable	0.04%	0.05%
Total nonperforming assets to total assets	0.03%	0.04%

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

As of September 30, 2021, the allowance for loan losses totaled $20.2 million, or 1.19% of total loans. As of December 31, 2020, the allowance for loan losses totaled $19.3 million, or 1.25% of total loans. Included in total loans is $267.3 million in PPP loans which are 100% guaranteed by the SBA.  Our allowance for loan losses as of September 30, 2021 increased by $960,000, or 5.0%, compared to December 31, 2020, primarily due to non-PPP loan growth. The allowance for loan losses to loans receivable, excluding the guaranteed PPP loans, is approximately 1.40% at September 30, 2021.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Three		As of and for the Nine
	Months Ended		Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Allowance at beginning of period	$19,966	$14,847	$19,262	$11,470

Provision for loan losses	255	2,200	973	5,708

Charge-offs:
Commercial and industrial loans	-	-	16	130
Consumer and other	31	2	45	9
Total charge-offs	31	2	61	139

Recoveries:
Commercial and industrial loans	16	-	21	5
Consumer and other	16	1	27	2
Total recoveries	32	1	48	7

Net (recoveries) charge-offs	(1)	1	13	132
Allowance at end of period	$20,222	$17,046	$20,222	$17,046
Allowance to nonperforming loans	2732.70%	380.75%	2732.70%	380.75%
Allowance to loans receivable	1.19%	1.13%	1.19%	1.13%
Net charge-offs to average loans (1)	0.00%	0.00%	0.00%	0.01%

(1)Ratios for the three and nine months ended September 30, 2021 and 2020 are annualized.

Although we believe that we have established our allowance for loan losses in accordance with GAAP and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio.  As a result of the COVID-19 pandemic and the subsequent impact to the economy, we increased our provision during the year ended December 31, 2020.  The provision for the three and nine months ended September 30, 2021, was based primarily on non-PPP loan growth during the quarter.   The economic outlook has improved with additional substantial economic stimulus legislation, increased vaccine adoption, and the re-opening of activities previously restricted.  However, if the COVID-19 pandemic, including the emergence of variant strains of the virus, worsens, preventing businesses and consumers from conducting business in the ordinary course, Washington state and the Puget Sound region may experience a continued economic downturn, and our asset quality could deteriorate, which may require material additional provisions for loan losses.  We remain focused on working with our borrowers and the communities we serve to help them through the COVID-19 pandemic.

Securities

We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits or other business purposes. At September 30, 2021, 92.8% of our investment portfolio consisted primarily of U.S. Treasury securities. The remainder of our securities portfolio was invested in municipal bonds, U.S. Agency collateralized mortgage obligations and U.S. Agency residential mortgage-backed securities. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At September 30, 2021, our loan-to-deposit ratio was 76.7% due to our significant growth in deposits.  Our securities portfolio represented less than 2% of assets. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we anticipate investing excess funds to provide a higher return.

As of September 30, 2021, the amortized cost of our investment securities totaled $34.9 million, an increase of $11.7 million, or 50.5%, compared to $23.2 million as of December 31, 2020. The increase in the securities portfolio was due to the purchase of ten Treasury securities for $57.5 million during the nine months ended September 30, 2021, which was needed to replace maturing securities and pledged to secure public deposits and for other purposes as required or permitted by law, partially offset by maturities and principal paydowns.

Our investment portfolio consists of securities classified as available for sale and, to a lesser amount, held to maturity. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of		As of
	September 30, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Securities available-for-sale:
U.S. Treasury securities	$32,499	$32,498	$19,997	$20,028
U.S. Agency collateralized mortgage obligations	74	77	96	100
U.S. Agency residential mortgage-backed securities	5	5	10	10
Municipal bonds	253	258	254	261
Total available-for-sale securities	32,831	32,838	20,357	20,399
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	2,086	2,182	2,848	2,957
Total held-to-maturity securities	2,086	2,182	2,848	2,957
Total investment securities	$34,917	$35,020	$23,205	$23,356

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

Total deposits as of September 30, 2021 were $2.22 billion, an increase of $802.2 million, or 56.4%, compared to $1.42 billion as of December 31, 2020.  The overall increase in total deposits was achieved despite a decrease of $25.4 million in total deposits compared to December 31, 2020, due to the sale of our Freeland branch. The increase in deposits was largely in core deposits, which increased $820.3 million to $2.15 billion from $1.33 billion at December 31, 2020.   The $820.3 million increase in core deposits is also largely from growth in the CCBX division, which accounted for $543.6 million of the increase, combined with the initiatives to expand and grow banking relationships with new customers, which accounted for $276.7 million of the increase.  We define core deposits as all deposits except time deposits and brokered deposits. Additionally, as of September 30, 2021 we have access to $331.1 million in CCBX customer deposits that are currently being transferred from the Bank’s balance sheet to other financial institutions on a daily basis.  The Bank could retain these deposits for liquidity and funding purposes if needed.  If a portion of these deposits are retained, they would be classified as brokered deposits, however if the entire available balance is retained, they would be non-brokered deposits.  We focus on growing core deposits and our branch managers, treasury service personnel and lenders work together to grow deposits from existing and new customers.

Included in total deposits is $607.2 million in deposits derived from CCBX deposit relationships, an increase of $538.5 million, or 784.0%, compared to $68.7 million as of December 31, 2020.  The deposits from our CCBX division are predominately classified as noninterest bearing, or NOW and money market accounts, but a portion of such CCBX deposits may be classified as brokered deposits as a result of the relevant relationship agreement.  Currently, the majority of CCBX deposits are noninterest bearing, however, as the Federal Reserve Open Market Committee raises interest rates, a majority of these accounts will bear interest and be reclassified to interest bearing deposits once rates exceed the minimum interest rate set in the program agreement and begin to earn interest.

Total noninterest bearing deposits as of September 30, 2021 were $1.30 billion, an increase of $704.2 million, or 118.9%, compared to $592.3 million as of December 31, 2020. The $704.2 million increase is primarily the result of growth in the CCBX division, which accounted for $543.8 million of the increase, and expanding and growing banking relationships with new customers, which accounted for $160.4 million of the increase, including deposit relationships from PPP loans made to noncustomers, who moved their banking relationship to the Bank.  Noninterest bearing deposits represent 58.3% and 41.7% of total deposits for September 30, 2021 and December 31, 2020, respectively.

Total interest bearing account balances, excluding time deposits, as of September 30, 2021 were $880.4 million, an increase of $111.0 million, or 14.4%, from $769.4 million as of December 31, 2020.  Included in interest bearing account balances is $28.4 million in BaaS-brokered deposits, an decrease of $5.1 million from December 31, 2020. Also included in interest bearing deposits is $5.7 million in reciprocal deposits.

Total time deposit balances as of September 30, 2021 were $46.7 million, a decrease of $12.9 million, or 21.7%, from $59.6 million as of December 31, 2020. The decrease is due to the strong increase in core deposits, and our focus on core deposits and letting higher rate deposits run off as they mature.  We have seen competitors increase rates on time deposits, and we have not globally matched their rates in response as we have been able to grow and retain less costly core deposits.

The following table sets forth deposit balances at the dates indicated:

	As of		As of
	September 30, 2021		December 31, 2020
		Percent of		Percent of
(Dollars in thousands)	Amount	Total Deposits	Amount	Total Deposits
Demand, noninterest bearing	$1,296,443	58.3%	$592,261	41.7%
NOW and money market	755,810	34.0	658,323	46.3
Savings	96,192	4.3	77,611	5.4
Total core deposits	2,148,445	96.6	1,328,195	93.4
BaaS-brokered deposits	28,396	1.3	33,482	2.4
Time deposits less than $100,000	15,701	0.7	19,315	1.4
Time deposits $100,000 and over	30,998	1.4	40,315	2.8
Total	$2,223,540	100.0%	$1,421,307	100.0%

The following table details the CCBX deposits which are included in the total deposit portfolio table above:

	As of
	September 30, 2021		December 31, 2020
(Dollars in thousands, unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$573,985	94.5%	$30,144	43.9%
Interest bearing	4,837	0.8	5,062	7.4
Total core deposits	578,822	95.3	35,206	51.3
BaaS-brokered deposits	28,395	4.7	33,481	48.7
Total CCBX deposits	$607,217	100.0%	$68,687	100.0%

The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of September 30, 2021	As of December 31, 2020
Maturity Period:
Three months or less	$7,106	$11,050
Over three through six months	6,432	7,799
Over six through twelve months	11,164	13,006
Over twelve months	6,296	8,460
Total	$30,998	$40,315
Weighted average maturity (in years)	0.81	0.70

Average deposits for the three months ended September 30, 2021 were $1.98 billion, an increase of 50.0% compared to $1.32 billion for the three months ended September 30, 2020. Average deposits for the nine months ended September 30, 2021 were $1.77 billion, an increase of 49.1% compared to $1.18 billion for the nine months ended September 30, 2020. The increase in average deposits for both these periods was primarily due to an increase in core deposits, both in noninterest bearing deposits and in low interest rate interest bearing deposits.  Included in this increase is deposit relationships gained from PPP loans made to noncustomers that moved their banking/deposit relationship to the Bank.  Also included in this increase is growth in CCBX deposits.  We expect deposits to grow with continued growth in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by branch managers, treasury service personnel and lenders.

The average rate paid on total deposits was 0.10% for the three months ended September 30, 2021, compared to 0.27% for the three months ended September 30, 2020.  The average rate paid on NOW and money market accounts decreased 22 basis points for the three months ended September 30, 2021.  The average rate paid on time deposits of less than $100,000 and more than $100,000 decreased 56 basis points and 66 basis points, respectively, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.  The average rate paid on savings and BaaS brokered deposits was fairly flat for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.  The overall lower average rate paid on interest bearing  accounts in the three months ended September 30, 2021 is due to the current low interest rate environment resulting from the decreased Fed Funds rate.  Any further changes to the Fed Funds rate along with competition are expected to continue to impact future cost of deposits and our pricing strategies.

The average rate paid on total deposits was 0.14% for the nine months ended September 30, 2021, compared to 0.40% for the nine months ended September 30, 2020.  The average rate paid on BaaS-brokered deposits decreased 24 basis points for the nine months ended September 30, 2021, compared to the prior year period, and NOW and money market accounts decreased 39 basis points for the nine months ended September 30, 2021, compared to the prior year period.  The average rate paid on time deposits of less than $100,000 and more than $100,000 decreased 52 basis points and 73 basis points, respectively, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.  The lower average rate paid on interest bearing  accounts in the nine months ended September 30, 2021 is due to the current low interest rate environment resulting from the decreased Fed Funds rate. Any further changes to the Fed Funds rate along with competition are expected to continue to impact future cost of deposits and our pricing strategies.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, noninterest bearing	$1,061,311	0.00%	$569,615	0.00%	$873,271	0.00%	$488,296	0.00%
NOW and money market	752,889	0.23	589,209	0.45	726,174	0.27	530,761	0.66
Savings	94,143	0.03	73,928	0.05	90,574	0.03	65,247	0.05
BaaS-brokered deposits	24,152	0.34	21,653	0.35	23,139	0.35	21,849	0.59
Time deposits less than $100,000	15,825	0.43	19,274	0.99	17,353	0.61	20,181	1.13
Time deposits $100,000 and over	32,783	0.51	46,726	1.17	35,334	0.72	58,013	1.45
Total deposits	$1,981,103	0.10%	$1,320,405	0.27%	$1,765,845	0.14%	$1,184,347	0.40%

The ratio of average noninterest bearing deposits to average total deposits for the three and nine months ended September 30, 2021 was 53.6% and 49.5% compared to 43.1% and 41.2%, respectively, for the three and nine months ended September 30, 2020.

Borrowings

We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of September 30, 2021, and December 31, 2020, total borrowing capacity of $21.7 million  and $21.3 million, respectively, was available under this arrangement.  As of September 30, 2021 and December 31, 2020, Federal Reserve advances totaled zero.

Paycheck Protection Program Liquidity Facility. To bolster the effectiveness of the SBA’s PPP loan program, the Federal Reserve supplied liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The PPP provided loans to small businesses so that they can keep their employees on the payroll and pay for other allowed expenses. If the borrowers meet certain criteria, the loan may be forgiven.  The PPPLF extended credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. The interest rate was 0.35% and as PPP loans were paid down, the borrowing line also had to be paid down.  The borrowing was paid in full in June 2021 and as of September 30, 2021, no PPPLF advances were outstanding, compared to $153.7 million as of December 31, 2020.  PPPLF advances were a new borrowing arrangement beginning in 2020 that had favorable capital treatment and was specific to the PPP loan program.  The last day to take new advances on the PPPLF was July 31, 2021.

The table below provides details on PPPLF borrowings for the periods indicated:

	As of and For the Three		As of and For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Maximum amount outstanding at any month-end during period:
PPPLF Advances	$-	$202,595	$185,894	$202,595
Average outstanding balance during period:
PPPLF Advances	$-	$199,076	$91,850	$102,527
Weighted average interest rate during period:
PPPLF Advances	n/a	0.35%	0.35%	0.35%
Balance outstanding at end of period:
PPPLF Advances	$-	$202,595	$-	$202,595
Weighted average interest rate at end of period:
PPPLF Advances	n/a	0.35%	0.00%	0.35%

Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of September 30, 2021, and December 31, 2020, we had borrowing capacity of $120.4 million and $90.7 million, respectively, with the FHLB. As of September 30, 2021, we have $25.0 million in FHLB medium term advances.  This includes $10.0 million that matures March 6, 2023 and $15.0 million that matures March 4, 2025.  FHLB advances totaled $25.0 million as of September 30, 2021 and December 31, 2020.  Although there are no immediate plans to borrow additional funds, additional borrowing capacity of $95.4 million was available under this arrangement as of September 30, 2021.

The table below provides details on FHLB short term borrowings for the periods indicated:

	As of and For the Three		As of and For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Maximum amount outstanding at any month-end during period:
FHLB Advances	$-	$-	$-	$-
Average outstanding balance during period:
FHLB Advances	$-	$-	$-	$89
Weighted average interest rate during period:
FHLB Advances	n/a	n/a	n/a	1.84%
Balance outstanding at end of period:
FHLB Advances	$-	$-	$-	$-
Weighted average interest rate at end of period:
FHLB Advances	n/a	n/a	0.00%	0.00%

The table below provides details on the FHLB medium term borrowings for the periods indicated:

	As of and For the Three		As of and For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Maximum amount outstanding at any month-end during period:
FHLB Advances	$24,999	$24,999	$24,999	$24,999
Average outstanding balance during period:
FHLB Advances	$24,999	$24,999	$24,999	$19,160
Weighted average interest rate during period:
FHLB Advances	1.13%	1.13%	1.13%	1.13%
Balance outstanding at end of period:
FHLB Advances	$24,999	$24,999	$24,999	$24,999
Weighted average interest rate at end of period:
FHLB Advances	1.13%	1.13%	1.13%	1.13%

Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I (the “Trust”), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The debentures bear interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. The effective rate as of September 30, 2021, and December 31, 2020, was 2.22% and 2.32%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture, subject to Federal Reserve approval. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.

Subordinated Debt. In August 2021, the Company issued a subordinated note in the amount of $25.0 million.  The note matures on September 1, 2031, and bears interest at the rate of 3.375% per year for five years and, thereafter, reprices quarterly beginning September 1, 2026, at a rate equal to the three-month SOFR plus 2.76%.  The five-year 3.375% interest period ends on September 1, 2026.  We may redeem the subordinated note, in whole or in part, without premium or penalty, in principal redemption multiples of $1,000, after August 18, 2026, subject to any required regulatory approvals.  Proceeds were used to repay $10.0 million in existing 5.65% interest subordinated debt on August 9, 2021 and $11.5 million was contributed to the Bank as capital during the quarter ended September 30, 2021.

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

Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available-for-sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail, commercial, and BaaS deposits, advances from the FHLB and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve discount window, draws on established federal funds lines from unaffiliated commercial banks, brokered deposits, a one-way buy through an ICS account, and the issuance of debt or equity securities. We also participated in the PPPLF, which provided an additional source of low cost funding, at a 0.35% interest rate, and favorable capital treatment for the PPP loans.  Under the terms of the facility, the borrowings are paid down as the loans are forgiven or paid down by the customer.  In June 2021, we repaid all borrowings under the PPPLF in full, resulting in a zero balance as of September 30, 2021.  The last day to take advances on the PPPLF was July 31, 2021.  We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary and are closely monitoring liquidity in this uncertain economic environment.

The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs for the next few years. The Company currently holds $7.1 million in cash, and uses approximately $1.3 million for debt servicing and operating purposes each year, leaving about $4.5 million for other purposes after deducting $2.6 million to cover operating purposes for the next two years.  In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe  that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs.

Additionally, the Bank, as of September 30, 2021, has access to $331.1 million in CCBX customer deposits that are currently being transferred from the Bank’s balance sheet to other financial institutions on a daily basis.  The Bank could retain these deposits for liquidity and funding purposes if needed.   We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs. For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs and the Bank established a minimum liquidity ratio of 5% of assets. Both of these minimum liquidity levels are on-balance sheet sources. Per policy and the Bank’s liquidity contingency plan, in event of a liquidity emergency the Bank can utilize wholesale funds in an amount up to 30% of assets. Since the Bank uses only a small portion of its borrowing or wholesale funding capacity, the Bank has access to funds if needed in a liquidity emergency.

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

As of September 30, 2021, and December 31, 2020, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.  In addition, the Company maintains an effective registration statement on Form S-3 with the Securities and Exchange Commission that would allow the Company to raise additional capital in an amount up to $150 million. The Company currently has no immediate plans for raising additional capital under the registration statement.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status and the regulatory capital ratios that would be required for the Company if we did not operate under the Small Bank Holding Company Policy Statement:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2021
Leverage Capital (to average assets)
Company	$164,437	7.48%	$87,936	4.00%	$109,920	5.00%
Bank Only	178,857	8.14%	87,891	4.00%	109,864	5.00%
Common Equity Tier I Capital (to risk-weighted assets)
Company	160,937	9.94%	72,883	4.50%	105,276	6.50%
Bank Only	178,857	11.07%	72,724	4.50%	105,046	6.50%
Tier I Capital (to risk-weighted assets)
Company	164,437	10.15%	97,178	6.00%	129,571	8.00%
Bank Only	178,857	11.07%	96,966	6.00%	129,288	8.00%
Total Capital (to risk-weighted assets)
Company	209,693	12.95%	129,571	8.00%	161,963	10.00%
Bank Only	199,069	12.32%	129,288	8.00%	161,610	10.00%

December 31, 2020
Leverage Capital (to average assets)
Company	$143,532	9.05%	$63,454	4.00%	$79,318	5.00%
Bank Only	147,262	9.29%	63,421	4.00%	79,276	5.00%
Common Equity Tier I Capital (to risk-weighted assets)
Company	140,032	11.27%	55,935	4.50%	80,795	6.50%
Bank Only	147,262	11.86%	55,879	4.50%	80,713	6.50%
Tier I Capital (to risk-weighted assets)
Company	143,532	11.55%	74,580	6.00%	99,440	8.00%
Bank Only	147,262	11.86%	74,505	6.00%	99,340	8.00%
Total Capital (to risk-weighted assets)
Company	169,123	13.61%	99,440	8.00%	124,300	10.00%
Bank Only	162,837	13.11%	99,340	8.00%	124,175	10.00%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations, as of September 30, 2021:

		Payments Due by Period
		Less than	1 to 3	3 to 5	More than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Time Deposits	$46,699	$35,905	$8,721	$2,073	$-
FHLB advances	24,999	-	10,000	14,999	-
Subordinated note	25,000	-	-	-	25,000
Junior subordinated debentures	3,609	-	-	-	3,609
Deferred compensation plans	1,154	175	350	351	278
Operating leases	7,655	318	2,551	1,577	3,209

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

	As of	As of
	September 30,	December 31,
(Dollars in thousands)	2021	2020
Commitments to extend credit:
Commercial and industrial loans	$68,490	$61,676
Commercial and industrial loans - capital call lines	347,386	128,208
Construction – commercial real estate loans	105,547	69,866
Construction – residential real estate loans	47,001	18,489
Residential real estate loans	48,908	20,482
Commercial real estate loans	20,906	18,128
Other	39,396	1,101
Total commitments to extend credit	$677,634	$317,950
Standby letters of credit	$2,729	$2,754

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

	Three Months Ended					Nine Months Ended
(unaudited)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	September 30, 2021	September 30, 2020

Return on average assets (1)	1.21%	1.36%	1.28%	1.04%	0.95%	1.28%	0.96%
Return on average equity (1)	16.77%	18.60%	16.84%	13.36%	12.14%	17.40%	10.73%
Pre-tax, pre-provision return on average assets (1)(2)	1.59%	1.87%	1.69%	1.90%	1.72%	1.71%	1.73%
Yield on earnings assets (1)	3.63%	3.89%	3.99%	4.16%	3.93%	3.83%	4.23%
Yield on loans receivable (1)	4.57%	4.44%	4.51%	4.64%	4.33%	4.51%	4.65%
Yield on loans receivable, excluding PPP loans (1)(2)	4.53%	4.65%	4.78%	5.00%	4.78%	4.64%	4.99%
Yield on loans receivable, excluding all earned fees (1)(2)	3.74%	3.46%	3.53%	3.66%	3.61%	3.57%	4.09%
Yield on loans receivable, excluding earned fees on all loans and interest on PPP loans (1)(2)	4.36%	4.42%	4.52%	4.65%	4.69%	4.43%	4.86%
Cost of funds (1)	0.16%	0.20%	0.24%	0.29%	0.33%	0.20%	0.45%
Cost of deposits (1)	0.10%	0.14%	0.17%	0.22%	0.27%	0.14%	0.40%
Net interest margin (1)	3.48%	3.70%	3.76%	3.89%	3.62%	3.64%	3.81%
Noninterest expense to average assets (1)	2.91%	2.65%	2.62%	2.35%	2.26%	2.74%	2.52%
Efficiency ratio	64.68%	58.69%	60.85%	55.26%	56.73%	61.51%	59.31%
Loans receivable to deposits	76.71%	92.03%	105.68%	108.85%	110.98%	76.71%	110.98%

(1) Annualized calculations shown for quarterly periods presented.
(2) A reconciliation of the non-GAAP measures are set forth in the next section under "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures".

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

Reconciliations of the GAAP and non-GAAP measures are presented below.

	As of and for the Three Months Ended					As of and for the Nine Months Ended
(Dollars in thousands, unaudited)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	September 30, 2021	September 30, 2020
Pre-tax, pre-provision net income and pre-tax, pre-provision return on average assets:
Total average assets	$2,198,550	$2,074,841	$1,912,202	$1,774,723	$1,704,874	$2,062,913	$1,462,512
Total net income	6,684	7,013	6,018	4,661	4,090	19,715	10,485
Plus: provision for loan losses	255	361	357	2,600	2,200	973	5,708
Plus: provision for income taxes	1,870	2,289	1,572	1,232	1,082	5,731	2,763
Pre-tax, pre-provision net income	$8,809	$9,663	$7,947	$8,493	$7,372	$26,419	$18,956
Return on average assets	1.21%	1.36%	1.28%	1.04%	0.95%	1.28%	0.96%
Pre-tax, pre-provision return on average assets:	1.59%	1.87%	1.69%	1.90%	1.72%	1.71%	1.73%

The following non-GAAP measure is presented to illustrate the impact of loan fees on yield on loans receivable.

Yield on loans receivable, excluding earned fees is a non-GAAP measure that excludes the impact of earned loan fees on the interest rate yield. The most directly comparable GAAP measure is yield on loans.

Reconciliations of the GAAP and non-GAAP measures are presented below.

	As of and for the Three Months Ended					As of and for the Nine Months Ended
(Dollars in thousands, unaudited)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	September 30, 2021	September 30, 2020
Yield on loans receivable, excluding earned fees :
Total average loans receivable	$1,681,069	$1,750,825	$1,640,108	$1,533,533	$1,493,024	$1,690,817	$1,265,705
Interest and earned fee income on loans	19,383	19,365	18,230	17,885	16,244	56,978	44,025
Less: earned fee income on all loans	(3,533)	(4,274)	(3,974)	(3,765)	(2,692)	(11,782)	(5,303)
Adjusted interest income on loans	$15,850	$15,091	$14,256	$14,120	$13,552	$45,196	$38,722
Yield on loans receivable	4.57%	4.44%	4.51%	4.64%	4.33%	4.51%	4.65%
Yield on loans receivable, excluding earned fees:	3.74%	3.46%	3.53%	3.66%	3.61%	3.57%	4.09%
Yield on loans receivable, excluding earned fees on all loans and interest on PPP loans (1):	4.36%	4.42%	4.52%	4.65%	4.69%	4.43%	4.86%
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

Yield on loans receivable, excluding earned fees on all loans and interest on PPP loans is a non-GAAP measure that excludes the impact of all earned fees and PPP loans on balance sheet and income statement. The most directly comparable GAAP measure is yield on loans.

Adjusted Tier 1 leverage capital ratio, excluding PPP loans is a non-GAAP measure that excludes the impact of PPP loans on balance sheet. The most directly comparable GAAP measure is Tier 1 leverage capital ratio.

Reconciliations of the GAAP and non-GAAP measures are presented in the following table:

	As of and for the					As of and for the
	Three Months Ended					Nine Months Ended
(Dollars in thousands, unaudited)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	September 30, 2021	September 30, 2020
Adjusted allowance for loan losses to loans receivable, excluding PPP loans:
Total loans, net of deferred fees	$1,705,682	$1,658,149	$1,766,723	$1,547,138	$1,509,389	$1,705,682	$1,509,389
Less: PPP loans	(267,278)	(398,038)	(543,827)	(365,842)	(452,846)	(267,278)	(452,846)
Less: net deferred fees on PPP loans	9,417	12,363	14,279	5,803	8,586	9,417	8,586
Adjusted loans, net of deferred fees	$1,447,821	$1,272,474	$1,237,175	$1,187,099	$1,065,129	$1,447,821	$1,065,129
Allowance for loan losses	$(20,222)	$(19,966)	$(19,610)	$(19,262)	$(17,046)	$(20,222)	$(17,046)
Allowance for loan losses to loans receivable	1.19%	1.20%	1.11%	1.25%	1.13%	1.19%	1.13%
Adjusted allowance for loan losses to loans receivable, excluding PPP loans	1.40%	1.57%	1.59%	1.62%	1.60%	1.40%	1.60%
Yield on loans receivable, excluding PPP loans:
Total average loans receivable	$1,681,069	$1,750,825	$1,640,108	$1,533,533	$1,493,024	$1,690,817	$1,265,705
Less: average PPP loans	(322,595)	(509,265)	(475,941)	(424,290)	(448,313)	(435,372)	(261,854)
Plus: average deferred fees on PPP loans	11,639	14,213	10,788	7,385	9,599	12,216	6,112
Adjusted total average loans receivable	$1,370,113	$1,255,773	$1,174,955	$1,116,628	$1,054,310	$1,267,661	$1,009,963
Interest income on loans	$19,383	$19,365	$18,230	$17,885	$16,244	$56,978	$44,025
Less: interest and deferred fee income recognized on PPP loans	(3,744)	(4,821)	(4,378)	(3,847)	(3,566)	(12,943)	(6,325)
Adjusted interest income on loans	$15,639	$14,544	$13,852	$14,038	$12,678	$44,035	$37,700
Yield on loans receivable	4.57%	4.44%	4.51%	4.64%	4.33%	4.51%	4.65%
Yield on loans receivable, excluding PPP loans:	4.53%	4.65%	4.78%	5.00%	4.78%	4.64%	4.99%
Yield on loans receivable, excluding earned fees on all loans and interest on PPP loans:
Total average loans receivable	$1,681,069	$1,750,825	$1,640,108	$1,533,533	$1,493,024	$1,690,817	$1,265,705
Less: average PPP loans	(322,595)	(509,265)	(475,941)	(424,290)	(448,313)	(435,372)	(261,854)
Plus: average deferred fees on PPP loans	11,639	14,213	10,788	7,385	9,599	12,216	6,112
Adjusted total average loans receivable	$1,370,113	$1,255,773	$1,174,955	$1,116,628	$1,054,310	$1,267,661	$1,009,963
Interest and earned fee income on loans	$19,383	$19,365	$18,230	$17,885	$16,244	$56,978	$44,025
Less: earned fee income on all loans	(3,533)	(4,274)	(3,974)	(3,762)	(2,693)	(11,782)	(5,303)
Less: interest income on PPP loans	(796)	(1,257)	(1,169)	(1,064)	(1,129)	(3,222)	(1,966)
Adjusted interest income on loans	$15,054	$13,834	$13,087	$13,059	$12,422	$41,974	$36,756
Yield on loans receivable	4.57%	4.44%	4.51%	4.64%	4.33%	4.51%	4.65%
Yield on loans receivable, excluding earned fees (1):	3.74%	3.46%	3.53%	4.65%	3.61%	3.57%	4.09%
Yield on loans receivable, excluding earned fees on all loans and interest on PPP loans:	4.36%	4.42%	4.52%	4.65%	4.69%	4.43%	4.86%
(1) Non-GAAP measure - see previous table of "Non-GAAP Financial Measures" for more information.

(Dollars in thousands, unaudited)	As of September 30, 2021	As of June 30, 2021
Adjusted Tier 1 leverage capital ratio, excluding PPP loans:
Company:
Tier 1 capital	$164,437	$157,450
Average assets for the leverage capital ratio	$2,198,406	$1,967,646
Less: Average PPP loans	(322,595)	(509,265)
Plus: Average PPPLF borrowings	-	107,047
Adjusted average assets for the leverage capital ratio	$1,875,811	$1,565,428
Tier 1 leverage capital ratio	7.48%	8.00%
Adjusted Tier 1 leverage capital ratio, excluding PPP loans	8.77%	10.06%
Bank:
Tier 1 capital	$178,857	$161,368
Average assets for the leverage capital ratio	$2,197,276	$1,966,528
Less: Average PPP loans	(322,595)	(509,265)
Plus: Average PPPLF borrowings	-	107,047
Adjusted average assets for the leverage capital ratio	$1,874,681	$1,564,310
Tier 1 leverage capital ratio	8.14%	8.21%
Adjusted Tier 1 leverage capital ratio, excluding PPP loans	9.54%	10.32%

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Estimated Increase (Decrease) in Net Interest Income
Change in Market Interest Rates	Twelve Month Projection September 30, 2021	Twelve Month Projection December 31, 2020
Static Balance Sheet and Rate Shifts
+400 basis points	52%	18%
+300 basis points	39%	14%
+200 basis points	26%	9%
+100 basis points	13%	5%
-100 basis points	(8)%	(4)%
-200 basis points	(12)%	(7)%
-300 basis points	(16)%	(10)%

Dynamic Balance Sheet and Rate Shifts
+400 basis points	63%	23%
+300 basis points	47%	17%
+200 basis points	31%	11%
+100 basis points	16%	6%
-100 basis points	(10)%	(4)%
-200 basis points	(15)%	(7)%
-300 basis points	(19)%	(11)%

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the

SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting occurred during the three months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which are incorporated by reference herein.  As of September 30, 2021, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2021.

The Company did not repurchase any of its equity securities during the three months ended September 30, 2021 and does not have any authorized share repurchase programs.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

4.1

Form of 3.375% Fixed-to-Floating Rate Subordinated Note due September 1, 2031 (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on August 18, 2021).

10.1

Form of Subordinated Note Purchase Agreement, dated as of August 18, 2021 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Securities and Exchange Commission on August 18, 2021).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter months ended September 30, 2021, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	November 5, 2021	By:	/s/ Eric M. Sprink
Eric M. Sprink
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 5, 2021	By:	/s/ Joel G. Edwards
Joel G. Edwards
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)