Form 10-K
period 2021-12-31
COASTAL FINANCIAL CORP
filed 2022-03-14
CIK 1437958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38589

COASTAL FINANCIAL CORPORATION

(Exact name of Registrant as specified in its Charter)

Washington	56-2392007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5415 Evergreen Way, Everett, Washington	98203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 257-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value per share	CCB	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2021, was $279,201,275.

The number of shares of Registrant’s Common Stock outstanding as of March 7, 2022 was 12,918,383.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (this Report on Form 10-K) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. Any statements about our management’s expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Any or all of the forward-looking statements in this Report on Form 10-K may turn out to be inaccurate. The inclusion of or reference to forward-looking information in this Report on Form 10-K should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption “Item 1A. Risk Factors” and elsewhere in this Report on Form 10-K, as well as the following factors: the difficult market conditions and unfavorable economic conditions and uncertainties associated with the COVID-19 pandemic, particularly in the markets in which we operate and in which our loans are concentrated, including an increase in unemployment levels and slowdowns in economic growth;

•

changes in business and economic conditions generally and in the financial services industry, nationally and within our market area, including as a result of the coronavirus, and variants thereof, including the Delta and Omicron variants (“COVID-19”), pandemic, particularly in the markets in which we operate and in which our loans are concentrated;

•	our expected future financial results;
•	the overall health of the local and national real estate market;
•

the credit risk associated with our loan portfolio, such as possible additional loan losses and impairment of collectability of loans, including as a result of the COVID-19 pandemic and policies and programs implemented by the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), including its automatic loan forbearance provisions and the effects on our loan portfolio from our Paycheck Protection Program (“PPP”) lending activities, and specifically with our commercial real estate loans;

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

i

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

•

the impact on the Company’s operations due to epidemic illnesses, natural or man-made disasters, such as wildfires, the effects of regional or national civil unrest, and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions;

•

the impact of benchmark interest rate reform in the U.S. and implementation of alternative reference rates, such as the Secured Overnight Funding Rate (“SOFR”), to the London Interbank Offered Rate (“LIBOR”);

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

Our Company

Coastal Financial Corporation (“Company”) is a registered bank holding company, whose wholly owned subsidiaries are Coastal Community Bank (“Bank”) and Arlington Olympic LLC (“LLC”). The Company is a Washington state corporation that was organized in 2003. The Bank was incorporated and commenced operations in 1997 and is a Washington state-chartered commercial bank and Federal Reserve System (“Federal Reserve”) member bank. The LLC was formed in 2019 and owns the Company’s Arlington branch, which the Bank leases from the LLC.   Our executive offices are located at 5415 Evergreen Way, Everett, Washington 98203 and our telephone number is (425) 257-9000. Our website address is www.coastalbank.com. Information on our website should not be considered a part of this Report on Form 10-K.

We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. Our business is conducted through two reportable segments:  The community bank and CCBX.  The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet, and our mobile banking application.  The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services.  The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.

As of December 31, 2021, we had total assets of $2.64 billion, total loans receivable of $1.74 billion, total deposits of $2.36 billion and total shareholders’ equity of $201.2 million.

Throughout this Report on Form 10-K, references to “we,” “us” or “our” refer to the Company or the Bank, or both, as the context indicates.

Our Markets

We define our community bank market broadly as the Puget Sound region in the state of Washington, which encompasses King, Kitsap, Pierce, Snohomish, Skagit, Thurston and Island Counties.  The Puget Sound region, which comprises over 62% of the population of the state of Washington, and approximately 63% of the number of businesses located therein, with a population of approximately 4.8 million, over 164,000 businesses and $169.1 billion of deposits.

We are the largest locally headquartered bank by deposit market share in Snohomish County, according to data from the FDIC as of June 30, 2021, at which date we had a 9.0% deposit market share in Snohomish County, which was up from 7.6% in 2020 and 6.2% in 2019. We aim to continuously enhance our customer base, increase loans and deposits and expand our overall market share in Snohomish County. In light of our market position and our business strategy, we do not regularly compete for commercial or retail deposits in the city of Seattle, and we believe this strategic decision has enabled us to generate low cost core deposits to fund our loan growth.

Our CCBX market extends throughout the United States through our broker dealers and digital financial services providers.  Our CCBX partners make our banking products and services available to their consumers, partners and workforce through integration with our banking platform. In doing so, our addressable market expands to a broader spectrum of consumers as well as small businesses.  Working with our CCBX partners allows us to provide a broader range of services for different demographics through their offerings. Developing the kind of unique offerings to specific under-served or under-banked populations would be difficult for a bank our size, but through our CCBX partnerships we are able to use our banking charter to support this effort in a much broader scope.

Segment Reporting

The Company has identified two reportable segments: The community bank and CCBX.  The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County).  The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services.  For more information about each of the Company’s reportable segments, please refer to “Note 21 – Segment Reporting” of the accompanying notes to the consolidated financial statements included elsewhere in this report.

Our Banking Services

Lending Activities

We focus primarily on commercial lending, with an emphasis on commercial real estate in the community bank. We offer a variety of loans to business owners, including commercial and industrial loans and commercial real estate loans secured by owner-occupied commercial properties. We also offer non-owner occupied commercial real estate loans, multi-family loans, and construction and development loans to investors and developers. We also offer residential real estate loans and to a lesser extent, consumer loans in the community bank.  We offer commercial and consumer loans through CCBX.

Commercial and Industrial Loans. As of December 31, 2021, we had $419.1 million of commercial and industrial loans, representing 23.9% of total loans. These loans had a weighted average maturity of approximately 1.9 years. We make commercial and industrial loans, including term loans, Small Business Administration (“SBA”) loans including PPP loans, commercial lines of credit, capital call lines working capital loans, equipment financing, borrowing base loans, and other loan products, that are underwritten on the basis of the borrower’s ability to service the debt from income. We take as collateral a lien on general business assets including, among other things, available real estate, accounts receivable, inventory and equipment and generally obtain a personal guaranty from the borrower or principal. Our commercial lines of credit typically have a term of one year and have variable interest rates that adjust monthly based on the prime rate. Other commercial and industrial loans generally have fixed interest rates and terms that typically range from one to five years depending on factors such as the type and size of the loan, the financial strength of the borrower/guarantor and the age, type and value of the collateral. Terms greater than five years may be appropriate in some circumstances, based upon the useful life of the underlying asset being financed or if some form of credit enhancement, such as an SBA guarantee, is obtained.

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

As of December 31, 2021, our commercial and industrial loans included $111.8 million in PPP loans.  These are SBA loans that allow small business owners to apply for financial assistance via the PPP as prescribed in the CARES Act.  These loans have a contractual rate of 1.0%, with maturity terms of two to five years, are unsecured, 100% guaranteed and loan proceeds may be forgiven by the SBA if used for certain purposes.

As of December 31, 2021, we held $202.9 million in capital call lines provided to venture capital firms through one of our BaaS clients.  These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every line.  Capital call lines represent 66.0% of commercial and industrial loans, excluding PPP loans, or 48.4%, including PPP loans.

As of December 31, 2021, our total commercial SBA portfolio, excluding PPP loans, was $5.3 million, net of $8.6 million sold, and $2.0 million was guaranteed by the SBA. We participate in the SBA 7(a) program in order to meet the needs of our small business community. As an approved participant in the SBA Preferred Lender’s Program, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA’s 7(a) program provides up to a 75% guaranty for loans greater than $150,000. For loans $150,000 or less, the program provides up to an 85% guaranty. The maximum 7(a) loan amount is $5 million. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting, closing and servicing by the lender. As such, prudent underwriting and closing processes are essential to effective utilization of the 7(a) program. We typically sell in the secondary market the SBA-guaranteed portion (generally 75% of the principal balance) of the SBA loans we originate.

The Consolidated Appropriations Act, 2021 made the following modifications to the 7(a) program:

•	Increased to 90% the loan guarantee on 7(a) loans, including for Community Advantage loans, through September 30, 2021.
•

Extended the CARES Act’s increase to the Express Loan amount from $350,000 to $1 million through September 30, 2021, with that amount reverting, on a permanent basis to $500,000 beginning October 1, 2021.

•

From the date of enactment of the Consolidated Appropriations Act, 2021 through September 30, 2021, temporarily increased from 50% to 75% the Express Loan guaranty percentage for loans of $350,000 and less. The guarantee percentage remained at 50% for SBA Express loans over $350,000. On October 1, 2021, the guarantee reverted to 50% for all Express Loans.
•	Waived lender and borrower fees, including the up-front guaranty fee and the ongoing fee, through September 30, 2021.
•

In addition, the Consolidated Appropriations Act, 2021 extended section 1112 of the CARES Act, which requires the SBA to pay principal, interest, and fees on certain existing SBA loans, through the following modifications:

•	Provided $3.5 billion in funding for extension of Section 1112 payments, with appropriations available through September 30, 2021.
•	Resumed the payment of principal and interest (“P&I”) on small business loans guaranteed by the SBA under the 7(a), 504 and Microloan programs, as established under Section 1112 of the CARES Act.
•

Provided that all borrowers with qualifying loans approved by the SBA prior to the CARES Act would receive an additional three months of P&I, starting in February 2021. Going forward, those payments were be capped at $9,000 per loan per month.

•

Provided that, after the three-month period described above, borrowers considered to be underserved (i.e., the smallest and hardest-hit by the pandemic) would receive an additional five months of P&I payments, also capped at $9,000 per loan per month. These include borrowers with SBA microloans or 7(a) Community Advantage loans.

•

Borrowers with any 7(a) or 504 loan in the hardest-hit sectors, as measured by the severity of sector-wide job losses since the start of the pandemic. Provided SBA payments of P&I on the first 6 months of newly approved loans will resume for all loans approved between February 1 and September 30, 2021, also capped at $9,000 per month.

As of December 31, 2021, we held a total of $3.5 million, of which $2.7 million was sold, of United States Department of Agriculture (“USDA”) loans, which includes $578,000, net of sold portion, classified as commercial and industrial loans.  We participate in the USDA Business and Industry and Community Facilities programs.  Both loan programs provide up to a 90% guarantee.  The guarantee is conditional and covers a portion of the risk of payment default by the borrower but not the risk of improper servicing by the lender.  Unlike the SBA 7(a) program, the USDA guarantee is not issued until after the loan closes.  USDA issues a conditional commitment prior to loan closing and prudent closing processes are essential to effective utilization of the USDA loan programs.   The USDA guaranteed portion of the USDA loans are typically sold in the secondary market.

Commercial Real Estate. As of December 31, 2021, we had $835.6 million of commercial real estate loans, representing 47.7% of total loans.  We make commercial mortgage loans collateralized by owner- and non-owner-occupied real estate, as well as multi-family residential loans. Loans secured by owner-occupied real estate totaled $303.9 million and comprised 36.4% of our commercial real estate portfolio at December 31, 2021. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10-to-25 year period with a final maturity and balloon payment at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent Federal Home Loan Bank rates. At December 31, 2021, approximately 25.5% of the commercial real estate loan portfolio consisted of fixed rate loans. Loan amounts generally do not exceed 75% of the lesser of the appraised value or the purchase price.

As of December 31, 2021, we had a total of $3.0 million, net of $7.1 million sold, in commercial real estate SBA loans.  Also included in commercial real estate loans was $60.8 million, or 3.5% of total loans, in loans under the SBA 504 program.  Under the SBA 504 program we make loans to small businesses to provide funding for the purchase of real estate and we provide up to 90% financing of the total purchase cost, represented by two loans to the borrower. The first lien loan is generally a long-term, fully amortizing, fixed-rate loan made in the amount of 50% of the total purchase cost. The second lien loan is a short-term, interest only, adjustable rate loan made in the amount of 40% of the total purchase cost, which is generally paid off within three to six months after full receipt of loan proceeds from a certified development corporation that provides long-term financing directly to the borrower.

Our multi-family residential loan portfolio is comprised of loans secured by apartment buildings, residential mixed-use buildings and, to a lesser extent, senior living centers, which accounts for 10.8% of our multifamily residential loans. As of December 31, 2021, we had $180.0 million on multi-family residential loans, representing 21.5% of our commercial real estate loans, and 10.3% of total loans.

Commercial real estate lending with respect to non-owner occupied properties typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. We require that our commercial real estate loans to investors be secured by well-managed properties with adequate margins and generally obtain a guaranty from responsible parties. As of December 31, 2021, we held $335.4 million in other non-owner occupied loans, excluding multifamily loans, representing 40.1% of our commercial real estate loans and 19.1% of total loans.

Construction, Land and Land Development Loans. As of December 31, 2021, we had $183.6 million in construction, land and land development loans, representing 10.5% of total loans. We make loans to established builders to construct residential properties, to developers of commercial real estate investment properties and to residential developments and, to a lesser extent, loans to individual clients for construction of single family homes in our market areas. We also make loans for the acquisition of undeveloped land. Construction loans are typically disbursed as construction progresses and carry either fixed or variable interest rates. Our construction and development loans typically have terms that range from six months to two years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Loans are typically structured with an interest only construction period and mature at the completion of construction.

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

Residential Real Estate. As of December 31, 2021, we had $204.4 million in residential real estate loans, representing 11.7% of total loans.

We make one-to-four family loans to investors to finance their rental properties and to business owners to secure their business loans.  As of December 31, 2021, residential real estate loans made to investors and business owners totaled $114.0 million, or 55.8% of our residential real estate loans.

CCBX loans totaled $36.9 million, or 18.0% of residential real estate loans, as of December 31, 2021.  These loans are home equity line of credits that are accessed through the use of a consumer card.

We originate one-to-four adjustable-rate mortgage (“ARM”), loans for our portfolio and operate as a mortgage broker for mortgage lenders we have agreements with for customers who want a 15-year to 30-year, fixed-rate mortgage loan. As of December 31, 2021, the balance of ARM portfolio loans was $22.2 million, or 10.9% of residential real estate loans.  Our ARM loans typically do not meet the guidelines for sale in the secondary market due to characteristics of the property, the loan terms or exceptions from agency underwriting guidelines, which enables us to earn a higher interest rate. We also originate home equity lines of credit and home equity term loans for our portfolio. Home equity lines of credit have variable interest rates, while home equity term loans are fixed for up to 5-1/2 years but can be amortized up to a maximum of 180 months with a balloon payment at maturity.

We also purchase residential mortgages originated by other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio, meet certain regulatory requirements and increase our interest income. As of December 31, 2021, we held $11.9 million, representing 5.8% of our residential real estate loans, in purchased residential real estate mortgage loans.  Our last purchase of residential mortgages was in 2018.   These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards.

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

Consumer and Other Loans. As of December 31, 2021, we had $108.9 million in total consumer loans, representing 6.2% of total loans. Consumer loans are primarily originated through CCBX and our partners.  The community bank has $2.1 million in consumer loans as of December 31, 2021.  We make a variety of consumer loans to individuals, mainly business owners and family of business owners, for personal and household purposes, including automobile, boat and recreational vehicle loans and secured term loans. We also offer personal lines of credit including overdraft protection. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and the value of any available collateral. The terms of consumer loans vary considerably based upon the loan type, nature of collateral and size of the loan.

Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances, such as a loss of employment, divorce, or unexpected medical costs.

Through our CCBX segment we have $106.8 million in consumer and other loans as of December 31, 2021.  This includes $95.4 million in other consumer loans, $59.7 million of which are purchased loans secured by consumer term loans, and $11.4 million in credit cards.  Our CCBX segment includes cash secured and unsecured consumer loans, loan products designed to help consumers build credit, credit cards and overdrafts.  Consumer loans are made through our CCBX partners to our underwriting standards. The terms of consumer loans vary considerably based upon the loan type, nature of collateral and size of the loan. As our relationships with CCBX partners continues to increase, we anticipate that our consumer loan portfolio will grow through these offerings.

Credit Administration and Loan Review

We control credit risk both through disciplined underwriting of each transaction, as well as active credit management processes and procedures to manage risk and minimize loss throughout the life of a loan for community bank and CCBX loans. We seek to maintain a broadly diversified loan portfolio in terms of type of customer, type of loan product, geographic area and industries in which our business customers are engaged. We have developed tailored underwriting criteria and credit management processes and procedures for each of the various loan product types we offer our customers.

Underwriting. In evaluating each potential loan relationship, we adhere to a disciplined underwriting evaluation process that includes the following:

•	understanding the customer’s financial condition and ability to repay the loan;
•	verifying that the primary and secondary sources of repayment are adequate in relation to the amount and structure of the loan;
•	observing appropriate loan-to-value guidelines for collateral secured loans;
•	obtaining credit enhancements from CCBX partners to reduce the risk of loss
•	maintaining our targeted levels of diversification for the loan portfolio, both as to type of borrower and type of collateral; and
•	ensuring that each loan is properly documented with perfected liens on collateral.

Loan Approval Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. We have established several levels of lending authority that have been delegated by the board of directors to our management credit committee, Chief Executive Officer, Chief Credit Officers (community bank and CCBX) and other personnel in accordance with our loan policy. Authority limits are based on the total exposure of the borrower and are conditioned on the loan conforming to the policies contained in the loan policy. Any loan policy exceptions are fully disclosed to the approving authority.

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

Concentrations of Credit Risk

Most of our community bank lending activity is conducted with businesses and individuals in our market area. As of December 31, 2021, approximately 84% of the real estate loans in our bank loan portfolio (measured by dollar amount) were secured by real estate, or made to borrowers who live or conduct business, in the Puget Sound region. A substantial portion of our loan portfolio consists of commercial and industrial loans and real estate loans secured by commercial real estate properties located in the

Puget Sound region, and is dependent upon the economic environment of the Puget Sound region. We have a limited number of loans secured by properties located outside of the Puget Sound region, most of which are made to borrowers who are well-known to us.

CCBX loans receivable total $346.6 million, or 19.9% of total loans receivable, as of December 31, 2021.  CCBX loans are originated through our partners and are consistent with our underwriting standards.  Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by absorbing incurred losses.  In accordance with accounting guidance, we estimate and record a provision for probable losses for these CCBX loans.  When the provision for loan losses and provision for unfunded commitments is recorded, a recovery receivable is also recorded on the balance sheet through noninterest income (BaaS fees -credit enhancement).  Incurred losses are recorded in the allowance for loan losses, and as the credit enhancement recoveries are received from the CCBX partner, the recovery receivable is relieved.  Agreements with our CCBX partners also provide protection to the Bank from fraud by absorbing incurred fraud losses.  Fraud losses, which are substantially comprised of first payment defaults on partner loans, are recorded when incurred as losses in noninterest expense, and the recovery received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement.  Although many agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by absorbing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligations then the bank would be exposed to additional loan losses, as a result of this counterparty risk.

Our total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans totaled $703.0 million and represented 305.1% of the Bank’s total risk-based capital at December 31, 2021. Interagency guidance on commercial real estate concentrations describes sound risk management practices, which include board and management oversight, portfolio management, management information systems, market analysis, portfolio stress testing and sensitivity analysis, credit underwriting standards, and credit risk review functions. We believe that we have adequately implemented these practices in order to monitor concentrations in commercial real estate in our loan portfolio.

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

The Bank’s legal lending limit as of December 31, 2021 on loans to a single borrower was 20% of capital and the allowance for loan losses, or $46.1 million.

Our loan policies provide general guidelines for loan-to-value ratios that restrict the size of loans to a maximum percentage of the value of the collateral securing the loans, which percentage varies by the type of collateral. Our internal loan-to-value limitations also follow all limits established by applicable law.

Deposit Products

Our deposits serve as the primary funding source for lending, investing and other general banking purposes. We provide a full range of deposit products in the  community bank and through our CCBX partners that have a wide range of interest rates and terms, including a variety of demand and savings accounts, time deposits, and money market accounts. We also provide a wide range of deposit services, including debit cards, remote deposit capture, online banking, mobile banking, and direct deposit services. We also offer business accounts and cash management services, including business checking and savings accounts, and treasury services. We also offer reciprocal deposits which enables us to extend FDIC insurance to customers that have balances in excess of the FDIC insurance limit.  This service trades our customer’s funds in increments under the FDIC insured amount to other participating financial institutions and in exchange we receive customer deposits from participating financial institutions in a reciprocal agreement.

We solicit deposits through our relationship-driven team of dedicated and accessible bankers and through community-focused marketing. We emphasize obtaining deposit relationships at loan origination. Our focus on relationship banking combined with our robust business banking services has led to approximately 62.8% of our community bank loan customers having deposit relationships with us as of December 31, 2021.

Our CCBX partners originate deposits with many of the same characteristics as our community bank and these deposits are primarily noninterest bearing to us, but will become interest bearing when interest rates increase.  These deposits become interest bearing after fed funds rates rise 0.25% to 1.00%.  The CCBX partner determines the rate paid to the end consumer and we determine the rates paid to the partner as indicated in the partner agreement.  Additionally, as of December 31, 2021 we have access to $252.4 million in CCBX customer deposits that are currently being transferred off the Bank’s balance sheet to other financial institutions on a daily basis.  The Bank could retain these deposits for liquidity and funding purposes if needed.  Depending on the circumstances of how the Bank retains these deposits and its relationship with the customer, these retained deposits could be classified as brokered deposits.

CCBX segment (BaaS)

Our CCBX Segment provides BaaS enabling broker dealers and digital financial service providers to offer their clients banking services. The “X” is indicative of the technology services that our partners provide.  Our partners make our banking products and services available to their consumers, partners and workforce through integration with our banking platform. In doing so, our addressable market expands to a broader spectrum of consumers as well as small businesses. We currently have a total of 28 relationships, which includes 19 active relationships, one in friends and family trials, five in implementation and onboarding, and three signed letters of intent, and we continue to maintain a robust pipeline. CCBX is supported by staff that we began hiring in late 2019 and continued throughout 2021 to build the infrastructure, and to work with our CCBX relationships and to execute new contracts.

Investments

As of December 31, 2021, the fair value of our investment portfolio, which represented 1.4% of assets, totaled $36.7 million and had an average effective yield of 0.14% and an estimated duration of approximately 0.3 years. The primary objectives of the investment portfolio are to provide a source of liquidity and provide collateral that can be readily sold or pledged for public deposits or other business purposes. At December 31, 2021, 95.4% of our investment portfolio consisted of U.S. Treasury securities.  The remainder of our securities portfolio is invested in municipal bonds, U.S. Agency collateralized mortgage and U.S. Agency residential mortgage-backed securities obligations. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell or pledge investment securities from time to time to adjust our exposure to interest rates or to provide liquidity to meet loan demand. Due to the low interest rate environment, we are primarily holding the majority of our on-balance sheet liquidity in interest bearing bank deposits to limit our exposure to interest rate and price risk and to provide readily available funds for loan growth.

As of December 31, 2021, we have $2.5 million in equity investments.   This includes $2.2 million equity interest in a specialized bank technology company at December 31, 2021 which consists of 1.6 million shares of common stock and 873,853 preferred shares.  During the year ended December 31, 2021, we reassessed the value and recognized a $1.5 million unrealized holding gain as a result of an observable price change.  Additionally, we committed up to a $500,000 equity investment in a company during the year ended December 31, 2021.  No contribution had been made as of December 31, 2021. The equity investments will be held at cost minus impairment, the measurement should be applied until the investment does not qualify for the measurement election (e.g., if the investment has a readily determinable fair value).   We will reassess at each reporting period whether this equity investment without a readily determinable fair value qualifies to be measured at cost minus impairment.

Also included in our investment portfolio is a $100,000 equity interest in a technology company that at December 31, 2021, consisted of 9,000 shares of stock and is carried at cost less impairment, which approximates its fair value. We elect to account for the investment under ASC 321 Investments – Equity Securities without Readily Determinable Value.

During the year ended December 31, 2021, we also entered agreements for a capital commitment of $1.3 million in equity investment funds designed to help accelerate technology adoption at banks.  During the year we contributed $163,000 with recognized losses of $3,000 during the year resulting in an equity interest of $160,000 for the year ended December 31, 2021.

Competition

We operate in a highly competitive industry and in a highly competitive market. Our community bank commercial real estate lending in the Puget Sound region attracts keen competition from large banking institutions with national operations, as well as mid-sized regional banking institutions. We compete with other community banks, savings and loan associations, credit unions, mortgage companies, insurance companies, finance companies and other financial intermediaries. The primary factors driving competition for deposits are customer service, interest rates, fees charged, branch locations and hours, online and mobile banking functionality, and the range of products offered. The primary factors driving competition for our lending products are customer service, range of products offered, price, reputation, and quality of execution. Our CCBX segment competes against companies and financial institutions across the retail banking, financial services, transaction processing, consumer technology and financial technology services industries and may compete with others in the market who may in the future provide offerings similar to ours. Our CCBX segment competes primarily on the basis of quality of service, customer satisfaction, compliance and regulatory capabilities, brand recognition and reputation in the BaaS market space, speed and quality of innovation, reliability of system performance and security, scalability of services, and pricing.

We believe the Bank is a strong competitor in our markets, however other competitors have certain advantages over us. Among them, many larger institutions have the ability to finance extensive advertising campaigns, maintain extensive branch networks and make larger technology investments, and to offer services which we do not offer. The higher capitalization of the larger banking institutions permits them to have higher lending limits than those of the Bank. Some of our competitors have other advantages, such as tax exemption in the case of credit unions, and to some extent, lesser regulation in the case of mortgage companies and finance companies.

Information Technology Systems

We have made and continue to make significant investments in our information technology systems and staff for our banking and lending operations, treasury management activities, and CCBX. We believe this investment will support our continued growth and enable us to enhance our capabilities to offer new products and overall customer experience, and to provide scale for future growth and acquisitions. We utilize nationally recognized software vendors, and their support allows us to outsource our data processing.

The majority of our systems including our electronic funds transfer, transaction processing, and our online banking services are hosted by third-party service providers. The scalability of this infrastructure will support our growth strategy. In addition, the tested capability of these vendors to automatically switch over to standby systems should allow us to recover our systems and provide business continuity quickly in case of a disaster.

We continue to adopt scalable and secure cloud technologies in tandem with zero trust networking for applications, email, and data processing.  These systems provide redundancy and disaster recovery capabilities.

Emerging Growth Company Status

We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”). An emerging growth company may take advantage of reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company:

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

We have elected to adopt certain of the reduced disclosure requirements above with respect to the periodic reports we will file with the Securities and Exchange Commission (the “SEC”), and proxy statements that we use to solicit proxies from our shareholders.

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

Diversity, Equity and Inclusion (“DEI”)

We believe that DEI needs to start at the top of an organization, and the Company began this process at the Board level in 2017 when our board of directors began discussing strategic planning and board recruitment. As the Company has entered more complex arenas including BaaS, we seek out diverse and qualified director candidates who bring a background and expertise in the fintech and digital banking sectors regardless of their gender, race, or other personal characteristics. Additionally, those board members would need to be representative of the diversity found in the fintech’s themselves. Since beginning this effort the board has added three women and two directors from minority backgrounds.  We strive to maintain a diverse and inclusive work culture in which individual differences and experiences are valued and all employees have the opportunity to contribute and thrive. We believe that leveraging our employees’ diverse perspectives and capabilities will enhance innovation, foster a collaborative work culture and enable us to better serve our customers and communities.

DEI is also achieved through our CCBX partners and the markets they serve.  Our reach extends to a diverse and often underserved market through our BaaS relationships.  These partners offer access to credit, promote financial well-being, provide financial education, and other services to a variety of markets.  Some of the markets served through our BaaS partnerships are: women, people of color, young adults, immigrants, small businesses and other underserved populations.

DEI extends to our customers as well.  We are focused on supporting small businesses throughout our communities. The COVID-19 pandemic exposed the challenges of small business. We are proud to have participated in the Paycheck Protection Program, originating over 5,800 loans totaling more than $763 million. During the COVID-19 pandemic, our company financially supported locally-owned restaurants by providing meals and gift cards for our employees.

Environment and Sustainability

We are focused on the environment and committed to business practices and activities that encourage sustainability and minimize our environmental impact.

We demonstrate environmental responsibility in various ways, including:

•	replacing standard light bulbs with LED bulb that have a longer life and use less energy – most notably many of our parking lot lights have been converted to LED; and
•	repurposing existing furniture whenever possible instead of buying new.

We are focused on sustainability throughout our everyday business practices by:

•	using technology that provides for a paperless environment and transactional efficiencies,
•	eCycling old technology equipment to avoid sending it to landfills,
•	installation of occupancy sensors that automatically shut off lights in densely populated buildings; and
•	exterior lights are on timers.

Services like mobile and online banking, remote deposit capture, electronic loan payments, eStatements and combined statements enable us to support all customers in their efforts to consume less fuel and paper. We continue to digitize loan origination and deposit account opening processes, reducing trips to the bank and paper documents for our customers.

Additionally, we work hard to ensure that our lending activities do not encourage business activities that could cause irreparable damage to our reputation or the environment. As a result, we try to conduct business responsibly, with awareness to environmental, social, and human rights issues while also monitoring credit risks. This process involves management and Board oversight. In general, we evaluate each credit or transaction on its individual merits, with larger deals receiving more attention and deeper analysis.

Human Capital

As of December 31, 2021, we had 377 full-time equivalent employees, all were located in the United States, however technology has allowed us to expand our reach to include a larger demographic with more remote employees working outside of our physical locations and throughout the country. We seek to attract, retain and develop the most talented employees possible by promoting a strong, positive culture, maintaining a safe and healthy workplace, emphasizing open communication with management and investing in training and education.  None of our employees are parties to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Our commitment to diversity starts with our Board of Directors, which oversees the culture and holds management accountable to build and maintain a diverse and inclusive environment.  We believe a diverse workforce is critical to sustainable success.  As of December 31, 2021, we employed 387 employees of which 64% are female, 20% are minorities (non-Caucasian) and 3% are disabled.   As of December 31, 2021, 33% of our executive team is female.  We are proud of our workforce and the opportunity to further diversify our team going forward.

Culture

We have always led with people, building our Bank on the diverse perspectives, knowledge, and experiences of our employees.  Our employees utilize their strengths to set the course and are empowered to do the right things for our clients.  We strive to create an inclusive workplace so we can build and maintain a high-performing culture where engaged, satisfied employees embody our core values:  stay flexible, take care of each other, embrace gray thinking, be relentless, be the best and be un-bankey.

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

We value the contributions of our employees, particularly in the face of the challenges posed by the COVID-19 pandemic. Where possible, many employees have been working from home to help maintain their health and safety as well as business continuity. The Bank has accommodated staff who are unable to work on site due to health or family issues, and our human resources department works one-on-one to find solutions that are workable for both staff and the Company.

Community Engagement

We are committed to supporting the communities we serve through donations, sponsorships, employee volunteerism and the Employee Giving Fund.  In 2021, the Bank supported 110 organizations through donations and event sponsorships.

The Employee Giving Fund is supported entirely by donations contributed by employees, enabling staff to pool their donations for the greatest impact in each community we serve. Employees direct the grants from the fund by serving on Bank’s grant advisory committee. Since its inception in 2001, the Employee Giving Fund has awarded 436 grants totaling more than $669,000 through the end of 2021.

While volunteering and supporting our communities continued to look different in 2021 due to the COVID-19 pandemic, employees continued to volunteer in a variety of capacities, and still found many ways to get involved. In 2021, employees volunteered 6,748 hours supporting 148 organizations.

Available Information

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), and other filings with the SEC are available free of charge at https://ir.coastalbank.com/ under the heading “–Financials - SEC Filings” as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These reports are also available for free on the SEC's website at http://www.sec.gov. The information contained on the Company's website as referenced in this Report on Form 10-K should not be considered a part of this Report.

Regulation and Supervision

General

Insured banks, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Washington Department of Financial Institutions (“Washington DFI”), the Board of Governors of the Federal Reserve (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service (“IRS”), and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury Department”) and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development and entities such as Ginnie Mae and Freddie Mac, and SBA regulations with respect to small business loans, have an impact on our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our operations and results, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

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

Bank Holding Company Regulation

Since we own all of the capital stock of the Bank, we are a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

Acquisition of Banks

The BHC Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•

acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will, directly or indirectly, own or control more than 5% of the bank’s voting shares;

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

Change in Bank Control

Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Under a rebuttable presumption established by the Federal Reserve pursuant to the Change in Bank Control Act, the acquisition of 10% or more of a class of voting stock of a bank holding company would constitute acquisition of control of the bank holding company if no other person will own, control, or hold the power to vote a greater percentage of that class of voting stock immediately after the transaction or the bank holding company has registered securities under the Exchange Act, as we have. In addition, any company, person or group of persons acting in concert must obtain the approval or non-objection of the Federal Reserve under the BHC Act or Change in Bank Control Act before acquiring 25% or more (more than 5% in the case of an acquirer that is already a bank holding company) of the outstanding voting stock of a bank holding company, the right to control in any manner the election of a majority of the company’s directors, or otherwise obtaining control or a “controlling influence” over the bank holding company.  Approval of the Washington DFI may also be required under state law before a person can acquire control over us.

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

The Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries. In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, thereby permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity, which are broader activities than are otherwise permissible for bank holding companies.

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

Support of Subsidiary Institutions

The Federal Deposit Insurance Act (“FDIA”) and a Federal Reserve regulation require a bank holding company to serve as a source of financial and managerial strength to its bank subsidiaries. In addition, where a bank holding company has more than one FDIC-insured bank or thrift subsidiary, each of the bank holding company’s subsidiary FDIC-insured depository institutions is responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result of a bank holding company’s source of strength obligation, a bank holding company may be required to provide funds to a bank subsidiary in the form of subordinate capital or other instruments which qualify as capital under bank regulatory rules and at a time when the bank holding company would not otherwise be inclined to do so.

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

FDIC Insurance and Other Assessments

The Bank’s deposits are insured by the FDIC to the full extent provided in the FDIA “currently $250,000 per deposit account), and the Bank pays assessments to the FDIC for that coverage. Under the FDIC’s risk-based deposit insurance assessment system, an insured institution’s deposit insurance premium is computed by multiplying the institution’s assessment base by the institution’s assessment rate. An institution’s assessment base equals the institution’s average consolidated total assets during a particular assessment period, minus the institution’s average tangible equity capital (that is, “Tier 1 capital”) during such period. For institutions like the Bank with less than $10.0 billion in total consolidated assets, the assessment rate is calculated using a financial ratios method based on a statistical model estimating the institution’s probability of failure over three years utilizing seven financial ratios (leverage ratio; net income before taxes/total assets; nonperforming loans and leases/gross assets; other real estate owned/gross assets; brokered deposit ratio; one year asset growth; and loan mix index) and a weighted average of supervisory ratings components. The current rules fix the range of assessment rates from 1.5 basis points for an institution posing the least risk, to 30 basis points for an institution posing the most risk, and will further lower the range of assessment rates if the reserve ratio of the Deposit Insurance Fund (“DIF”) increases to 2% or more. The FDIC may also impose special assessments from time to time. Since the outbreak of the COVID-19 pandemic, the amount of total estimated insured deposits has grown rapidly while the funds in the DIF have grown at a normal rate, causing the DIF reserve ratio to fall below the statutory minimum of 1.35%. The FDIC adopted a restoration plan on

September 15, 2020, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028. Under the restoration plan, the FDIC will continue to closely monitor the factors that affect the DIF reserve ratio and maintain its current schedule of assessment rates. As of September 30, 2021, which is the most recent information available, the DIF was at 1.27%.

Termination of Deposit Insurance

The FDIC may terminate its insurance of deposits of a bank if it finds that the bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of insured depository institutions within their respective jurisdictions, the federal banking agencies will evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. The Federal Reserve periodically evaluates the Bank’s record of performance under the CRA, and these evaluations are publicly available. A bank’s CRA performance is considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations being imposed on the bank. Certain regulatory advantages, such as expedited processing of applications, are available only to banks with CRA ratings of Satisfactory or Outstanding.  Additionally, we must publicly disclose the terms of certain CRA-related agreements. The Bank received a Satisfactory rating at its most recent evaluation dated September 25, 2017.

Interest Rate Limitations

Interest and other charges collected or contracted for by the Bank are subject to applicable state usury laws and federal laws concerning interest rates.

Reserves

Pursuant to regulations of the Federal Reserve, an insured depository institution must maintain reserves against its transaction accounts. Because required reserves generally must be maintained in the form of vault cash, with a pass-through correspondent bank, or in the institution’s account at a Federal Reserve Bank, the effect of the reserve requirement may be to reduce the amount of an institution’s assets available for lending or investment. In March 2020, in response to the COVID-19 pandemic, the Federal Reserve reduced all reserve requirement ratios to zero. The Federal Reserve indicated that it may adjust reserve requirement ratios in the future if conditions warrant.

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

•	the Fair Credit Reporting Act (“FCRA”), governing the use and provision of information to credit reporting agencies;
•	the Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by debt collectors;
•	the Service Members Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service;

•	the Gramm-Leach-Bliley Act, governing the disclosure and safeguarding of sensitive non-public personal information of our clients;
•

the Right to Financial Privacy Act, imposing a duty to maintain confidentiality of consumer financial records and prescribing procedures for complying with administrative subpoenas of financial records;

•

the National Flood Insurance Act, as amended, to provide flood insurance for structures and contents in communities that adopt and enforce an ordinance outlining minimal floodplain management standards and to identify areas of high and low flood hazard and establish flood insurance rates for structures inside each flood hazard area;

•

the Electronic Funds Transfer Act governing automatic deposits to and withdrawals from deposit accounts and clients’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	the rules and regulations of the CFPB and various federal agencies charged with the responsibility of implementing these federal laws.

Capital Adequacy

The Federal Reserve has adopted risk-based and leverage capital adequacy requirements, pursuant to which they assess the adequacy of bank holding company and bank capital in examinations and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on credit and certain other risks inherent in various classes of assets and off-balance sheet items. The federal banking regulators have adopted regulations implementing the Basel Capital Adequacy Accord (“Basel III”), an international capital adequacy framework. The U.S. Basel III rule requires a minimum capital to risk-weighted assets requirements are a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%.

In order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must maintain a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. A banking organization with a buffer greater than 2.5% is not subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. A banking organization also would be prohibited from making distributions or discretionary bonus payments during any quarter if its eligible retained income is zero or negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. Effectively, the Basel III framework, including the capital conservation buffer, requires the Bank to meet minimum risk-based capital ratios of (i) 7% for common equity Tier 1 capital, (ii) 8.5% Tier 1 capital, and (iii) 10.5% total capital. The eligible retained income of a banking organization is defined as the greater of (1) its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income, and (2) the average of its net income over the preceding four quarters. The minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action (“PCA”), well-capitalized thresholds for risk-based capital ratios, which are described below under “—Prompt Corrective Action.”

The U.S. Basel III rule includes stringent criteria for capital instruments to qualify as Tier 1 or Tier 2 capital. For instance, the rule effectively disallows newly-issued trust preferred securities as a component of a holding company’s Tier 1 capital. However, depository institution holding companies with less than $15 billion in total assets generally may include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in Additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature. At December 31, 2021, the Company had $3.5 million of non-qualifying instruments includable in Tier 1 capital that were issued prior to May 19, 2010.

The Company operates under the Small Bank Holding Company Policy Statement, which exempts bank holding companies with assets of less than $3.0 billion that are not engaged in significant nonbanking activities, do not conduct significant off-balance sheet activities, and that do not have a material amount of debt or equity securities registered with the SEC from the Federal Reserve’s risk-based- and leverage capital rules.  Historically, the Federal Reserve has not usually deemed a bank holding company ineligible for application of this policy statement solely because its common stock is registered under the Exchange Act. However, there can be no assurance that the Federal Reserve will continue this practice, and changes to this practice may result in the loss of our status as a small bank holding company for these purposes.

The Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) requires the federal banking agencies to develop a community bank leverage ratio (the “CBLR”) (defined as the ratio of tangible equity capital to average total consolidated assets) for certain banks and holding companies with total consolidated assets of less than $10 billion. Qualifying banks that exceed the minimum CBLR are deemed to be in compliance with all other capital and leverage requirements. The CBLR is currently set at 9.0%. The Company and Bank have not adopted the CBLR.

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

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of “prompt corrective action” to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators have established five capital categories (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized); all insured depository institutions fall into one of these categories. The federal banking agencies have specified by regulation the relevant capital thresholds and other qualitative requirements for each of the categories. For an insured depository institution to be “well-capitalized” under the PCA framework, it must have a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0%, and a leverage ratio of 5.0%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific capital level for any capital measure. At December 31, 2021, the Bank qualified for the well-capitalized category.

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

The U.S. federal banking regulators have two standardized metrics for large banking organizations. The first metric is the “liquidity coverage ratio,” and it aims to require a financial institution to maintain sufficient high-quality liquid resources to survive an acute stress scenario that lasts for one month. The second metric is the “net stable funding ratio,” and its objective is to require a financial institution to maintain a minimum amount of stable sources relative to the liquidity profiles of the institution’s assets, as well as the potential for contingent liquidity needs arising from off-balance sheet commitments, over a one-year horizon.

While the liquidity coverage ratio and the net stable funding ratio only apply to the largest banking organizations in the country, certain elements may filter down and become applicable to or expected of all insured depository institutions including the Bank.

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

On December 15, 2020, the FDIC issued a final rule to revise and clarify its framework for classifying deposits as brokered deposits, including the standards for determining whether a person is a “deposit broker” and satisfies the “primary purpose” exemption from that definition. Among other things, the final rule provided that a person can generally only be a deposit broker if the person places deposits at more than one insured depository institution.

Single Borrower Credit Limits

Under Washington law, total loans and extensions of credit to a borrower may not exceed 20% of the Bank’s capital and surplus.

Commercial Real Estate Concentration Limits

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate (“CRE”), loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. The Bank’s total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represented 305.1% and 357.0% of its capital, at December 31, 2021 and 2020, respectively. The outstanding balance of the Bank’s CRE portfolio has increased by 7.8% and 26.3%, for the years ended December 31, 2021 and 2020, respectively.  Because both the level of CRE and growth rate exceed regulatory guidelines, the Bank maintains enhanced underwriting and monitoring processes and procedures.

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

Cybersecurity

Federal banking agencies pay close attention to the cybersecurity practices of banks and their holding companies and affiliates. The interagency council of the agencies, the Federal Financial Institutions Examination Council (“FFIEC”), has issued several policy statements and other guidance for banks as new cybersecurity threats arise. FFIEC has recently focused on such matters as compromised customer credentials and business continuity planning. Examinations by the banking agencies now include review of an institution’s information technology and its ability to thwart cyberattacks.

Additionally, in November 2021, the federal banking agencies issued a final rule, effective April 1, 2022 with a compliance date of May 1, 2022, that requires banking organizations to notify their primary federal regulator of significant security incidents within 36 hours of determining that such an incident has occurred as soon as possible an no later than within 36 hours of a significant cybersecurity incident.

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

Anti-Terrorism, Money Laundering Legislation and OFAC

The Bank is subject to the Bank Secrecy Act and the USA Patriot Act. These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and accounts and other relationships intended to guard against money laundering and terrorism financing. The principal requirements for an insured depository institution include (i) establishment of an anti-money laundering program that includes training and audit components, (ii) establishment of a “know your customer” program involving due diligence to confirm the identities of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities, (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of cash, (iv) additional precautions for accounts sought and managed for non-U.S. persons and (v) verification and certification of money laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks a bank must keep records to be made available to its primary federal regulator. Anti-money laundering rules and policies are developed by the Treasury Department, including the Financial Crimes Enforcement Network, but compliance by individual institutions is overseen by its primary federal regulator.

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

The Treasury Department’s Office of Foreign Assets Control (“OFAC”), is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Company or the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Company or the Bank must freeze or block such account or transaction, file a suspicious activity report, and notify the appropriate authorities.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered, or that file reports, under the Exchange Act. In particular, the act established (i) requirements for audit committees, including independence, expertise and responsibilities; (ii) responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company and new requirements for them to certify the accuracy of periodic reports; (iii) standards for auditors and regulation of audits; (iv) disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) civil and criminal penalties for violations of the federal securities laws. The legislation also established an accounting oversight board to enforce auditing standards and restrict the scope of services that accounting firms may provide to their publicly traded company audit clients.

Overdraft Fees

Federal Reserve Regulation E restricts banks’ abilities to charge overdraft fees. The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.

The Dodd-Frank Act and the EGRRCPA

As final rules and regulations implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) have been adopted, this law has significantly changed the bank regulatory framework and affected the lending, deposit, investment, trading and operating activities of banks and their holding companies.

A number of the effects of the Dodd-Frank Act are described or otherwise accounted for in various parts of this “—Regulation and Supervision” section. The following items provide a brief description of certain other provisions of the Dodd-Frank Act that may be relevant to us and the Bank.

•

The Dodd-Frank Act imposed additional requirements regarding the origination and servicing of residential mortgage loans. The law created a variety of consumer protections, including limitations, subject to exceptions, on the manner by which loan originators may be compensated and an obligation on the part of lenders to verify a borrower’s “ability to repay” a residential mortgage loan.

•

The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that affect most U.S. publicly traded companies. The Dodd-Frank Act (i) requires publicly traded companies to give shareholders a non-binding vote on executive compensation and golden parachute payments; (ii) enhances independence requirements for compensation committee members; (iii) requires national securities exchanges to require listed companies to adopt incentive-based compensation clawback policies for executive officers; (iv) authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials; and (v) directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks.

The EGRRCPA made changes to a variety of rules and regulations, including revisions to the Dodd-Frank Act. For example, the EGRRCPA exempts certain lenders from the “ability to repay” requirements. Other EGRRCPA changes are described elsewhere in this section.

Consumer Financial Protection Bureau

The Dodd-Frank Act created the CFPB, an independent federal bureau within the Federal Reserve System having broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the consumer financial privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with more than $10.0 billion in assets. Smaller institutions, including the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by their primary federal banking agency for compliance with federal consumer protection laws and regulations. The CFPB also has authority to prevent unfair, deceptive or abusive acts or practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

The CFPB has concentrated much of its rulemaking efforts on reforms related to residential mortgage transactions. The CFPB has issued rules related to a borrower’s ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, requirements for high cost mortgages, appraisal and escrow standards and requirements for higher-priced mortgages. The CFPB has also issued rules establishing integrated disclosure requirements for lenders and settlement agents in connection with most closed end, real estate secured consumer loans; and rules which, among other things, expand the scope of information lenders must report in connection with mortgage and other housing-related loan applications under the Home Mortgage Disclosure Act. These rules became effective on a rolling basis through January 1, 2019.

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

Information About Our Executive Officers

The table below provides information about our executive officers. Ages are as of December 31, 2021.

Name	Age	Position

Eric M. Sprink	49	President, Chief Executive Officer and Director
Joel G. Edwards	61	Chief Financial Officer, Corporate Secretary
Russ A. Keithley	56	Chief Banking Officer
John J. Dickson	61	Chief Operating Officer
Laura L. Byers	65	Chief Digital Banking Officer

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

Russ A. Keithley has served as Executive Vice President and Chief Banking Officer of the Bank since 2020.  From 2015 to 2020, Mr. Keithley held the position of Executive Vice President and Chief Lending Officer.  He joined the Bank in 2012 and became Senior Vice President and Chief Credit Officer in 2014.  Prior to joining the Bank, he served as Senior Vice President and Chief Lending Officer of North County Bank and Manager Team Lead at InterWest Bank. Mr. Keithley graduated from the University of Washington with a bachelor’s degree in political science. He is an honors graduate of the Pacific Coast Banking School at the University of Washington.

John J. Dickson joined the Bank in 2010 and currently serves as Executive Vice President and Chief Operating Officer of the Bank. Prior to joining the Bank, he served in various roles for Frontier Financial Corporation and Frontier Bank from 1985 to 2010, most recently serving as President of Frontier Bank from 2008 to 2010. In 2010, Frontier Bank was closed by the Washington DFI, and the FDIC was named receiver. Mr. Dickson received a bachelor’s degree in economics from the University of Puget Sound and graduated with honors from the Graduate School of Banking at the University of Wisconsin-Madison. Mr. Dickson practiced accounting as a CPA for three years in the audit division of a large accounting firm. Mr. Dickson is a past Chairman of the Washington Bankers Association.

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
•

The success of our relationship with broker dealers, digital financial service providers and other partners to provide banking as a service (“BaaS”) is subject to risks associated with managing such relationships.

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

At December 31, 2021, our commercial real estate loan portfolio totaled $835.6 million, or 47.7% of our total loan portfolio. Our current business strategy is to continue our originations of commercial real estate loans. Commercial real estate loans generally expose a lender to greater risk of non-payment or late payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. These loans involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. To the extent that borrowers have more than one commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Moreover, if loans that are collateralized by commercial real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and would adversely affect our business, financial condition and results of operations.

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

As of December 31, 2021, commercial and industrial loans totaled $419.1 million and represented 23.9% of total loans.  Included in commercial and industrial loans are $111.8 million in PPP loans, which are 100% guaranteed by the by the U.S. Government.  Excluding PPP loans, commercial and industrial loans represented 17.5% of total loans.  We make commercial business loans in our market area to a variety of professionals, sole proprietorships, partnerships and corporations. As compared to commercial real estate loans, which are secured by real property, the value of which tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself and the conditions in the general economy. Further, any losses incurred on a small number of commercial loans could have an adverse impact on our financial condition and results of operations due to the larger average size of commercial loans as compared with other loans and the risk that collateral securing such loans may depreciate over time, may be difficult to appraise, may fluctuate in value and may depend on the borrower’s ability to collect receivables. We have increased our focus on commercial business lending in recent years and intend to continue to focus on this type of lending in the future.

Our concentration of residential mortgage loans exposes us to increased lending risks.

At December 31, 2021, $204.4 million, or 11.7%, of our loan portfolio was secured by one-to-four family real estate, 73.1% is secured by property in Washington State, and a significant majority of that is located in the Puget Sound region. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the Puget Sound housing market could reduce the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

As of December 31, 2021, $114.0 million of our residential mortgage loans were made to investors.  These loans may behave more like multi-family loans than individual 1-f family loans that are occupied by their owners.

Our origination of construction loans exposes us to increased lending risks.

At December 31, 2021 $183.6 million, or 10.5% of our total loans was construction, land and land development loans.  We originate commercial construction loans primarily to professional builders for the construction of one-to-four family residences, apartment buildings, and commercial real estate properties. To a lesser degree, we also originate land acquisition loans for the purpose of facilitating the ultimate construction of a home or commercial building. Our construction loans present a greater level of risk than loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. In addition, construction costs may exceed original estimates as a result of increased materials, labor or other costs. Construction loans also often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness.

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

We originate and purchase loans through our CCBX partners which exposes us to increased lending and compliance risks.

At December 31, 2021, $346.7 million, or 19.9% of our total loans were originated or purchased from CCBX partners.  Our partners underwrite these loans in compliance with our credit standards and policies.  Our CCBX partners service $143.7 million of these loans.  Our partners provide fraud and credit enhancements on many of our CCBX loans, but if they are unable to fulfill their contracted obligations then the Bank would be exposed to additional loan losses as a result of this counterparty risk.  We are subject to compliance and regulatory risk if partners do not follow our servicing policies, lending laws and regulations.

If our allowance for loan losses is insufficient to absorb actual loan losses, our results of operations would be negatively affected.

In determining the amount of the allowance for loan losses, we analyze our loss and delinquency experience by loan categories and we consider the effect of existing economic conditions. In addition, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If the actual results are different from our estimates, or our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance and would decrease our net income. Our emphasis on loan growth and on increasing our portfolio, as well as any future credit deterioration, will require us to increase our allowance further in the future. While we believe that our allowance for loan losses was adequate at December 31, 2021, there is no assurance that it will be sufficient to cover future loan losses, especially if there is a significant deterioration in economic conditions.

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

While there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is comprised of loans secured by property located in the Puget Sound area and substantially all of our loan and deposit customers are businesses and individuals in greater Puget Sound area. Therefore, weak economies in our market area could adversely affect our business, financial condition and results of operations. A deterioration in the market areas we serve could result in the following consequences, any of which would have an adverse impact, which could be material, on our business, financial condition, and results of operations:

•	loan delinquencies may increase;
•	problem assets and foreclosures may increase;
•	collateral for loans made may decline in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans;
•	certain securities within our investment portfolio could become other than temporarily impaired, requiring a write-down through earnings to fair value, thereby reducing equity;
•	CCBX partners may experience financial difficulties or fail, our BaaS revenue may decrease, and loan losses could increase if the partner cannot fulfill their credit enhancement obligations;
•	low cost or noninterest bearing deposits may decrease; and
•	demand for our loan and other products and services may decrease.

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

As of December 31, 2021, the balance of owned SBA loans and SBA loans net of the sold portion was $120.6 million, which includes $111.8 million in PPP loans that are 100% guaranteed, and an additional $2.7 million in non-PPP SBA loans was also guaranteed.  As of December 31, 2021, the balance of SBA loans sold and serviced was $16.6 million, resulting in $93,000 in servicing income for the year ended December 31, 2021.  We also recognized $396,000 in income for the year ended December 31, 2021 for the gain on sale of our SBA loans.  Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program, referred to herein as an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience an adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress or exhaustion of the available funding for SBA programs may also have an adverse effect on our business, financial condition and results of operation. In addition, any default by the U.S. Government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could adversely affect our business, financial condition and results of operations.

Included in this category are PPP loans, which have a contractual rate of 1.0%, with maturity terms of two to five years, are unsecured, 100% guaranteed and the loan proceeds of which may be forgiven by the U.S. Government / SBA if used for certain purposes.  To bolster the effectiveness of the SBA’s PPP loan program, the Federal Reserve supplied liquidity to participating financial institutions through term financing backed by PPP loans to small businesses.  The Paycheck Protection Program Liquidity Facility (“PPPLF”) extended credit to eligible financial institutions that originated PPP loans, taking the loans as collateral at face value. The interest rate was 0.35% and as PPP loans were paid down, the borrowing line also had to be paid down. The PPPLF closed for new borrowings on July 31, 2021.  As of December 31, 2021, there was no balance outstanding on PPPLF borrowings for the Company.

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

Nonperforming assets adversely affect our net income in various ways. We generally do not record interest income on other real estate owned (“OREO”), or on nonperforming loans, thereby adversely affecting our income and increasing loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in our level of nonperforming assets increases our risk profile and may impact the capital levels regulators believe are appropriate in light of the ensuing risk profile. While we seek to reduce problem assets through loan workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, financial condition and results of operations. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which may adversely impact their ability to perform their other responsibilities. We may not experience future increases in the value of nonperforming assets.

Risks Related to Compliance and Operational Matters

Imposition of limits by the bank regulators on commercial real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the federal banking regulators issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” or the CRE Guidance. Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, totaled $703.0 million and represented 305.1% of its total risk-based capital at December 31, 2021.  The ratio was 357.0% at December 31, 2020.  The outstanding balance of the Bank’s CRE portfolio has increased by 7.8% and 26.3% for the years ended December 31, 2021 and 2020, respectively.

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

Our business is subject to the risks of epidemic illnesses, earthquakes, tsunamis, floods, fires and other natural catastrophic events or effects of climate change.

A major catastrophe, such as an epidemic illness, earthquake, tsunami, flood, fire or other natural disaster or effects of climate change could result in a prolonged interruption of our business. For example, our headquarters are located in Everett, Washington and we serve the broader Puget Sound region, a geographical region that has been and may continue to be affected by earthquake, tsunami, wildfires and flooding activity. These activities may increase as the effects of climate change increase. Because we primarily serve individuals and businesses in the Northwest, a natural disaster, epidemic illness, significant effect of climate change or other major catastrophe in the Northwest likely would have a greater impact on our business, financial condition and results of operation than if our business were more geographically diverse. The occurrence of any of these natural disasters. epidemic illnesses, effects of climate change or other major catastrophes could negatively impact our performance by disrupting our operations or the operations of our customers, which could adversely affect our business, financial condition, results of operations.

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, OREO and repossessed personal property may not accurately reflect the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO, and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our financial statements may not reflect the correct value of our OREO, and our allowance for loan losses may not reflect accurate loan impairments. This could adversely affect our business, financial condition and results of operations. As of December 31, 2021, we did not hold any OREO or repossessed property and equipment.

We derive a percentage of our deposits, total assets and income from deposit accounts generated through our BaaS relationships.

Deposit accounts acquired through these relationships totaled $716.3 million, or 30.3% of total deposits at December 31, 2021.  We provide oversight over these relationships, which must meet all internal and regulatory requirements.  We may exit relationships where such requirements are not met or be required by our regulators to exit such relationships.  Also, our partner(s) could terminate a relationship with us for many reasons, including being able to obtain better terms from another provider or dissatisfaction with the level or quality of our services.  If a relationship were to be terminated, it could materially reduce our deposits, assets and income.  We cannot assure you that we could replace such relationship. If we cannot replace such relationship, we may be required to seek higher rate funding sources as compared to the existing relationship and interest expense might increase.  We may also be required to sell securities or other assets to meet funding needs which would reduce revenues or potentially generate losses.

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

The majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international economic weakness and disorder and instability in domestic and foreign financial markets. Our interest rate sensitivity profile was asset sensitive as of December 31, 2021, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates.

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

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. In November 2020, the ICE Benchmark Administration, which administers LIBOR, announced its intention to extend the publication of most tenors of LIBOR through June 30, 2023.  The U.S. federal banking agencies have continued to encouraged banking organizations to cease entering into new contracts that use US Dollar LIBOR as a reference rate by no later than December 31, 2021, and to ensure existing contracts have robust fallback language that includes a clearly defined alternative reference rate.

Several domestic and international groups, including the Alternative Reference Rate Committee and the International Swaps and Derivatives Association, have developed LIBOR replacements, and a consensus appears to have emerged that the SOFR as observed by the Federal Reserve Bank of New York should be the successor rate. Nevertheless, uncertainty surrounding the transition away from LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and debt instruments. If and when LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings, we may incur additional expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our business, financial condition and results of operations. As of December 31, 2021, we had $216.9 million in loans that are tied to LIBOR.  This includes $180.3 million in SWAPs that we service. We have $3.6 million in floating rate junior subordinated debentures to Coastal (WA) Statutory Trust I, which was formed for the issuance of trust preferred securities. These debentures are also tied to LIBOR.  The move to an alternate index may impact the rates we  receive on loans and rates we pay on our junior subordinated debentures. We have identified the loans and debt instruments impacted, are reviewing LIBOR replacement options and are preparing for and evaluating the impact of the transition from LIBOR. We are no longer issuing any loans or debt tied to LIBOR.

We may be adversely affected by changes in U.S. tax laws and regulations.

From time to time, the U.S. Government may introduce new tax laws and regulations, or interpretations of existing income tax laws could change, causing an adverse effect on our business, financial condition and results of operations. For example, changes in tax laws contained in the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”), which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for residential real estate. Included in this legislation was a reduction of the corporate income tax rate from 35% to 21%. In addition, other changes included: (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.

We expect that the implementation of a new accounting standard could require us to increase our allowance for loan losses and may have an adverse effect on our business, financial condition and results of operations.

The FASB, has adopted a new accounting standard, referred to as Current Expected Credit Loss (“CECL”), which requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses. As a smaller reporting company, we will be required to implement CECL beginning as of January 1, 2023. CECL will change the current method of providing allowances for loan losses that are probable, which we expect could require us to increase our allowance for loan losses, and will likely greatly increase the data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have an adverse effect on our financial condition and results of operations. In addition, new accounting standards are issued or existing standards are revised periodically, changing the methods for preparing our financial statements. These changes are not within our control and may significantly impact our business, financial condition and results of operations.

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

The use of statistical and quantitative models and other quantitative analyses is widespread in bank decision-making, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, and the identification of possible violations of anti-money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While we are not subject to stress testing under the Dodd-Frank Act, we anticipate that model-derived testing may become more extensively implemented by regulators in the future.

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

We are subject to certain operational risks, including, but not limited to, customer, vendor, employee or third-party fraud and data processing system failures and errors.

Because we are a financial institution, employee errors and employee, vendor or customer misconduct could subject us in particular to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees or a vendor could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information, each of which can be particularly damaging for financial institutions. It is not always possible to prevent employee and vendor errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee and vendor errors could also subject us to financial claims for negligence.

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

While we attempt to invest a significant majority of our total assets in loans (our loan-to-asset ratio was 66.1% as of December 31, 2021), we invest a percentage of our total assets (1.4% as of December 31, 2021) in investment securities with the primary objectives of providing a source of liquidity and meeting pledging requirements. As of December 31, 2021, the fair value of our available for sale investment securities portfolio was $35.3 million, which included a net unrealized gain of $5,000, and the fair value of our held to maturity investment securities was $1.3 million, which included a net unrealized gain of $52,000. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Although we have not recognized other-than-temporary impairment related to our investment portfolio as of December 31, 2021, changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, among other factors, may cause us to recognize losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosures in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and related notes to those financial statements. Our critical accounting policies, which are included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report on Form 10-K, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our needing to revise or restate prior period financial statements, cause damage to our reputation and the price of our common stock, and adversely affect our business, financial condition and results of operations.

Dependency on external security systems expose us to greater operational risk.

External security systems with which we are connected, whether directly or indirectly, through the community bank or CCBX, can be sources of risk to us. We may be exposed not only to a systems failure with which we are directly connected, but also to a systems breakdown of a party to CCBX or other relationship to which we are connected. This is particularly the case where activities of customers or those parties are beyond our security and control systems, including through the use of the internet, cloud computing services and personal smart phones and other mobile devices or services.

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

We are highly dependent on the accuracy and effectiveness of its operational processes and systems and the operational processes and systems of external parties related to the community bank and CCBX.

We rely comprehensively on financial, accounting, transaction execution, data processing and other operational systems to process, record, monitor and report a large number of transactions on a continuous basis, and to do so accurately, quickly and securely. In addition to the proper design, installation, maintenance and training of our own operational systems, we rely on the effective functioning of operational systems of external parties related to the community bank and CCBX.  Breakdowns in these operational systems could result in:

•	the inability to accurately and timely settle transactions,
•	the possibility that funds transfers or other transactions are executed erroneously, or with unintended consequences,

•	financial losses incurred, or possible restitution to customers, resulting from contractual agreements with external parties related to the community bank and CCBX,
•	regulatory issues,
•	higher operational costs, associated with replacing or recovering systems that are inoperable or unavailable,
•	loss of confidence in our ability to protect against and withstand operational disruptions, thus impacting our ability to market and establish new relationships in the CCBX segment, and
•	harm to our reputation.

As the speed, frequency, volume, interconnectivity and complexity of transactions within our CCBX segment continues to increase, it becomes more challenging to effectively maintain systems and mitigate risks such as:

•	errors made by us or external parties doing business with the community bank and CCBX, whether inadvertent or malicious; and
•	isolated or seemingly insignificant errors or losses, which migrate to other systems or grow in number, to become larger issues or losses.

We may be subject to potential business risk from actions by our regulators related to CCBX relationships.

Our regulators could impose restrictions on the businesses served in our CCBX segment or restrict the number of different relationships the Company can hold.  Regulatory restrictions placed on the parties served in the Company’s CCBX segment could result in reduced demand for services, reduced future revenue in the CCBX segment, or loss of current relationships.  Regulatory restrictions that limit the number of relationships the Company can hold in its CCBX segment would result in reduced future revenue and limit the potential for growth in that segment.

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

Our expansion strategy focuses on organic growth of our community bank, expansion of our CCBX segment. We may not be able to execute on aspects of our expansion strategy, which may impair our ability to sustain our historical rate of growth or prevent us from growing at all. More specifically, we may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable acquisition candidates. The success of our strategy also depends on our ability to effectively manage growth, which is dependent upon a number of factors, including our ability to adapt our credit, operational, technology and governance infrastructure to accommodate expanded operations. If we fail to implement one or more aspects of our strategy, we may be unable to maintain our historical earnings trends, which could have an adverse effect on our business, financial condition and results of operations.

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

Our second amended and restated articles of incorporation and our amended and restated bylaws, (“bylaws”), may have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control or a replacement of our incumbent board of directors or management. Our governing documents include provisions that:

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

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our customers and employees. The processing that takes place with our strategic partners could potentially have an adverse impact on us in the event of a security breach of their systems. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our customers, and other financial institutions with which we interact, are subject to increasingly frequent, continuous attempts, including ransomware and malware attacks, to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Our systems and our third-party service providers’ systems have been, and will likely continue to be, subject to advanced computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other cyber-attacks.

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

We intend to complement and expand our business by growing our BaaS segment, expanding the Bank’s banking location network, or de novo branching, and pursuing strategic acquisitions of financial institutions and other complementary businesses. Generally, we must receive federal and state regulatory approval before we can acquire a depository institution or related business insured by the FDIC or before we open a de novo branch. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects, and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the CRA) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all.

Financial institutions, such as the Bank, face a risk of noncompliance with and enforcement action under the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, established by the Treasury Department to administer the Bank Secrecy Act, has authority to impose significant civil money penalties for violations of these requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and the Internal Revenue Service. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the Treasury Department’s Office of Foreign Assets Control.

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

In addition, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The federal banking agencies, the CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The broad rulemaking powers of the CFPB have potential to have a significant impact on the operations of financial institutions offering consumer financial products or services.

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

We service most of our own loans, some CCBX partners service loans they originate for us, and loan servicing is subject to extensive regulation by federal, state and local governmental authorities, as well as various laws and judicial and administrative decisions imposing requirements and restrictions on those activities. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities, including delaying or temporarily preventing foreclosures or forcing the modification of certain mortgages. If regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements, which may further adversely affect us. In addition, were we to be subject to regulatory investigation or regulatory action regarding our loan modification and foreclosure practices, our business, financial condition and results of operations could be adversely affected.

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

We could be adversely affected by the soundness of our CCBX partners.

A growing portion of our revenue, deposits and loans are derived from CCBX partner activities.  If our partners are not operating soundly, we may be adversely impacted through decreased revenue, increased loan losses and reduced deposits.   Our CCBX partners originate their loans in compliance with our credit standards and policies.  Additionally, partners provide fraud and credit enhancements on all our CCBX loans.  If any CCBX partners encounter operating difficulties, we may experience reduced revenue, increased loan losses if credit and fraud enhancement obligations are not met, and reduced deposits, which may impact liquidity. Any such losses could adversely affect our business, financial condition and results of operations.

General Risk Factors

The effects of COVID-19, and the impact of actions to mitigate it, could adversely affect our business, financial condition and results of operations.

The economic effects of the COVID-19 pandemic have had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility, inflation, unemployment, and reductions in consumer and business spending,  consumer confidence and business generally. The continuation of these conditions caused by the COVID-19 pandemic, including the impacts of the CARES Act and other federal and state measures, specifically with respect to loan forbearances, may lead to an economic recession and can be expected to adversely impact our business and results of operations and the operations of our borrowers, customers and business partners. In particular, these events have led to, or can be expected to, among other things:

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

Prolonged measures by health or other governmental authorities encouraging or requiring significant restrictions on travel, assembly or other core business practices have harmed and could further harm our business and those of our customers, in particular our small to medium sized business customers. Although we have business continuity plans and other safeguards in place, there is no assurance that they will be effective.

COVID-19 has led to federal, state and local governments enacting various restrictions in an attempt to limit the spread of the virus, including the declaration of a federal National Emergency; multiple cities’ and states’ declarations of states of emergency; school and business closings; limitations on social or public gatherings and other social distancing measures, such as working remotely, travel restrictions, quarantines and shelter in place orders. Such measures significantly contributed to rising unemployment and reductions in consumer and business spending. In response to the economic and financial effects of COVID-19, the Federal Reserve sharply reduced interest rates and instituted quantitative easing measures as well as domestic and global capital market support programs, including a number of lending facilities designed to provide emergency liquidity to various segments of the U.S. economy and financial markets. Many of these facilities expired December 31, 2020, or were extended for brief periods into 2021. If economic conditions decline, the absence of these facilities could have an adverse effect on the U.S. economy and ultimately on our business, financial condition and results of operations.

In addition, the Biden and Trump Administrations, Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the CARES Act. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance, and provides relief to financial institutions to avoid classifying certain COVID-19 related loan modifications as troubled debt restructurings (“TDRs”).

We processed loan applications under the PPP created under the CARES Act in rounds one and two, and also in round three which opened on January 19, 2021. We also participated in the Federal Reserve’s Main Street Lending Program (“MSLP”) and funded $59.2 million in MSLP loans as of December 31, 2021.  Our participation in these programs could subject us to increased governmental and regulatory scrutiny, negative publicity or increased exposure to litigation, which could increase our operational, legal and compliance costs and damage our reputation. Moreover, if the federal stimulus measures are not effective in mitigating the effect of the COVID-19 pandemic, credit issues for our loan customers may be severe and adversely affect our business, financial condition and results of operations more substantially over a longer period of time.

The CARES Act and related guidance from the federal banking agencies provided financial institutions the option to temporarily suspend requirements under GAAP related to classification of certain loan modifications as TDRs, to account for the current and anticipated effects of COVID-19. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specifies that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. As of December 31, 2021, we had no loans on deferral status as a result of the CARES Act and interagency guidance.

Banking regulatory agencies have encouraged lenders to extend additional loans to various sectors, including small businesses.  The full impact on our business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reactions to such activities, remains uncertain.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located at 5415 Evergreen Way, Everett, WA 98203. In addition to our corporate headquarters, which includes our Evergreen branch, we operated 13 other branch offices as of December 31, 2021 for our community bank and CCBX segments. We own our corporate headquarters and four of our other branch offices and lease the remainder of our branch offices. The leases, excluding renewal periods, on our branch offices expire in 2022 through 2040. We believe that these facilities and additional or alternative space available to us are adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

From time to time we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or operations. Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions unless we reasonably believe the monetary sanctions will not equal or exceed a threshold which we determine is reasonably designed to result in disclosure of any such proceeding that is material to our business or financial condition. We have determined such disclosure threshold to be $1,000,000.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders of Common Stock and Dividends

The Company’s common stock, no par value per share, is traded on the Nasdaq Global Select Market under the symbol “CCB.” On March 7, 2022, there were 305 holders of record of the Company’s common stock.

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

Purchases of Equity Securities

The Company did not purchase any shares of its common stock during the year ended December 31, 2021.

Item 6.Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a bank holding company that operates through our wholly owned subsidiaries, Coastal Community Bank (“Bank”) and Arlington Olympic LLC .  We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. Our business is conducted through two reportable segments:  The community bank and CCBX.  The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County).  The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services.  The CCBX segment has grown to 28 partners as of December 31, 2021, compared to 15 as of December 31, 2020. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.

As of December 31, 2021, we had total assets of $2.64 billion, total loans receivable of $1.74 billion, total deposits of $2.36 billion and total shareholders’ equity of $201.2 million.

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

We generate most of our community bank revenue from interest on loans and investments and CCBX revenue from BaaS fee income. Our primary source of funding for our loans is commercial and retail deposits from our customer relationships and from our partner deposit relationships. We place secondary reliance on wholesale funding, primarily borrowings from the Federal Home Loan Bank (“FHLB”).  Less commonly used sources of funding include borrowings from the Federal Reserve System (Federal Reserve) discount window, draws on established federal funds lines from unaffiliated commercial banks, brokered funds, which allows us to obtain deposits from sources that do not have a relationship with the Bank and can be obtained through certificate of deposit listing services, via the internet or through other advertising methods, or a one-way buy through an insured cash sweep (“ICS”) account, which allows us to obtain funds from other institutions that have deposited funds through ICS. Our largest expenses are salaries and employee benefits, provision for loan losses, interest on deposits and borrowings, occupancy and data processing. Our principal lending products are commercial real estate loans, commercial and industrial loans, residential real estate loans, construction, land and land development loans, and consumer loans.

CARES Act and Paycheck Protection Program (“PPP”)

Our financial results for the year ended December 31, 2021 were also impacted by the coronavirus, and variants thereof, including the Delta and Omicron variants (“COVID-19”) pandemic. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted, providing wide ranging economic relief for individuals and businesses impacted by the COVID-19 pandemic. Among other things, the statute created the PPP, which was a stimulus response to the potential economic impacts of the COVID-19 pandemic.  The purpose of the PPP was to provide forgivable loans to smaller businesses, sole proprietorships, independent contractors, and self-employed individuals that used the proceeds of the loans for payroll and certain other qualifying expenses. The Small Business Administration (“SBA”) manages the PPP. If a loan is fully forgiven, the SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by the SBA. We accepted and processed applications for the duration of the initial PPP loan program, which closed for new applicants on August 8, 2020.  The Consolidated Appropriations Act enacted on December 27, 2020, appropriated additional funding to the PPP and permitted certain PPP borrowers to make “second draw” loans. The American Rescue Plan Act of 2021, enacted on March 11, 2021, expanded the eligibility criteria for both first and second draw PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness. The PPP Extension Act of 2021, enacted on March 25, 2021, extended the PPP through May 31, 2021, at which time the program closed for new applications.

In total, we funded $763.9 million in PPP loans, since the first round of PPP loans opened in March 2020 through the close of round three.  Total net deferred fees on these loans were $26.3 million.  As of December 31, 2021, $111.8 million in PPP loans remained with $3.6 million in net deferred fees, which will be recognized in interest income in future periods. Legislation extended the initial payment deferral period on PPP loans originated in 2020, and PPP borrowers with two-year loans can work with their lender to extend their loan to a five-year maturity, which has been a popular approach for customers with PPP loans that are not eligible for forgiveness.   There are $4.3 million of these loans remaining as of December 31, 2021.  PPP loans originated in 2021 are five-year loans, and $107.5 million remains of these loans as of December 31, 2021. Loan payments will be deferred for borrowers who apply for loan forgiveness until SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred 10 months after the end of the covered period for the borrower’s loan forgiveness (generally between eight and 24 weeks).

We continue to accept applications from customers for loan forgiveness.  To obtain loan forgiveness, a PPP borrower must submit a forgiveness application.  We expect PPP forgiveness payments to continue through the second quarter of 2022.

The table below summarizes information about total PPP loans originated in 2020 and 2021.

	Total PPP Loan Origination
	Round 1 & 2 2020	Round 3 2021	Total
(Dollars in thousands; unaudited)
Loans Originated	$452,846	$311,012	$763,858
Deferred fees, net	12,933	13,334	$26,267
Outstanding loans and deferred fees as of December 31, 2021
Loans outstanding	$4,306	$107,507	$111,813
Deferred fees, net	36	3,597	$3,633

As of December 31, 2021 there was $111.8 million in PPP loans, including $4.3 million from rounds 1 and 2 and $107.5 million from round 3.  The table below summarizes key information about the remaining PPP loans originated in 2020 and 2021 as of the period indicated:

	Outstanding PPP Loans
	Original Loan Size
	As of and for the Three Months Ended December 31, 2021
	$0.00 - $50,000.00	$50,0000.01 - $150,000.00	$150,000.01 - $350,000.00	$350,000.01 - $2,000,000.00	> 2,000,000.01	Totals
(Dollars in thousands; unaudited)
Principal outstanding:
Round 1 & 2	$302	$459	$342	$1,501	$1,702	$4,306
Round 3	6,925	10,751	32,061	57,770	—	107,507
Total principal outstanding	7,227	11,210	32,403	59,271	1,702	111,813
Net deferred fees outstanding
Round 1 & 2	$4	$5	$5	$11	$11	$36
Round 3	575	380	1,257	1,385	-	3,597
Total net deferred fees outstanding	$579	$385	$1,262	$1,396	$11	$3,633
Number of loans:
Round 1 & 2	14	8	4	5	3	34
Round 3	381	116	140	73	-	710
Total loan count	395	124	144	78	3	744
Percent of total	53.1%	16.7%	19.3%	10.5%	0.4%	100.0%

Forgiveness/Payoffs/Paydowns in Three Months Ended December 31, 2021
Dollars	$17,549	$30,346	$29,476	$68,048	$10,046	$155,465
Deferred fee recognized	1,519	1,169	1,280	1,769	47	5,784

PPP Overview

These loans have had a significant impact on our financial statements for the year ended December 31, 2021 and 2020 and will continue to impact our results in the future. Throughout this discussion, we will address the impact of these loans on the balance sheet and income statement, including borrowings received through the Paycheck Protection Program Liquidity Facility ( “PPPLF”), which were paid in full during the quarter ended June 30 2021, to help fund these loans and to aid in liquidity, increased customer deposit accounts from unused disbursements, and earnings and expenses related to these activities. Any estimated adjusted ratios that exclude the impact of this activity are non-GAAP measures. For more information about non-GAAP financial measures, see the non-GAAP disclosure “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

The Company's Preparations, Responses and Re-Opening to the COVID-19 Pandemic

As part of our ongoing risk preparation and mitigation efforts, we developed a detailed plan and action measures related to a possible pandemic scenario. This pandemic plan was implemented on March 12, 2020 and continued through the third quarter of 2021. The Company carefully executed the plan with limited operational disruptions, with attention to ensure continued customer support, and with the utmost care to safeguard employees, customers and vendors. Management continues to monitor and, when appropriate, make changes to our planned response. As of December 31, 2021 our re-opening plan includes the following elements:

•	We are serving customers through drive throughs, call center, mobile banking, online banking and ATMs, and have opened branches for customers.
•

Since the beginning of the COVID-19 pandemic, we have actively engaged borrowers and other businesses in discussion to identify short-term cash flow and other financial needs, and restructured payments on existing loans to alleviate financial hardship consistent with regulatory guidance. As of December 31, 2021, all loans that were on deferred or modified payment status have successfully returned to active status or paid off.

•	We enhanced credit monitoring on loan segments that have been most impacted by the COVID-19 pandemic, monitoring and tracking loan payment deferrals and customer liquidity.
•

As of December 31, 2021, Washington state had reopened under the Washington Ready plan. All industry sectors previously covered by the Roadmap to Recovery or the Safe Start plan, with the limited exceptions, were permitted to return to usual capacity and operations.

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

London Interbank Offered Rate (“LIBOR”) Transition

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

As of December 31, 2021, we had $216.9 million in loans that are tied to LIBOR, and $180.3 million of those are SWAPs. We have $3.6 million in floating rate junior subordinated debentures to Coastal (WA) Statutory Trust I, which was formed for the issuance of trust preferred securities. These debentures are also tied to LIBOR.  The move to an alternate index may impact the rates we  receive on loans and rates we pay on our junior subordinated debentures.  We have identified the loans and debt instruments impacted, are reviewing LIBOR replacement options and are preparing for and evaluating the impact of the transition from LIBOR. We are no longer issuing any loans or debt tied to LIBOR.

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

Credit Quality

We have well established loan policies and underwriting practices that have resulted in low levels of charge-offs and nonperforming assets for the community bank. Through our thorough underwriting process, we strive to originate quality loans that will maintain and enhance the overall credit quality of our loan portfolio, and through our careful monitoring of our loan portfolio and prompt attention to delinquencies, we seek to minimize the impact of problem loans. However, credit trends in the markets in which we operate are largely impacted by economic conditions beyond our control and can adversely impact our financial condition. We originate business and consumer loans through our CCBX partners and while these loans will have higher levels of charge-offs and nonperforming assets, we also obtain credit enhancements from many of our CCBX partners which protects the Bank by absorbing incurred charge-offs and losses, but if our partners are unable to fulfill their contracted obligations then the Bank would be exposed to additional loan losses as a result of this counterparty risk.

Operating Efficiency

The largest component of noninterest expense is salaries and employee benefits. Other significant operating expenses include BaaS expense, occupancy expense, legal and professional fees, data processing expense, director and staff expense and marketing expense. Our operating efficiency, as measured by our efficiency ratio, has gradually improved primarily because the growth of our deposits and loans has enabled our net interest income and noninterest income to outpace the growth of our expenses. When we make substantial investments in the infrastructure of new divisions, open new branches or make investments to increase our operating capacity, our operating efficiency decreases until we generate enough revenue growth to offset the increased costs however, prior to making such investments, we focus on how best and most expediently we can achieve the revenue growth necessary to offset the costs of these investments or new branches. In 2021, we made substantial investments in our BaaS infrastructure and our efficiency ratio slightly increased to 58.82% at December 31, 2021, compared to 58.14% at December 31, 2020.

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

Critical Accounting Policies

Our accounting policies are integral to understanding our results of operations. Our accounting policies are described in greater detail in Note 1 to our consolidated financial statements included elsewhere in this Report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies, which are discussed below, to be critical accounting policies. These assumptions, estimates and judgments we use can be influenced by a number of factors, including the general economic environment. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations. We believe that of our accounting policies, the following accounting policies may involve a higher degree of judgment and complexity:

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

Management evaluates debt securities for other-than-temporary impairment (“OTTI”), on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement, and (2) OTTI related to other factors, which is recognized in other comprehensive income, net of applicable taxes. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the security. For more information and discussion related to securities, see “Note 3 - Investment Securities” in the Consolidated Financial Statements.

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

As of December 31, 2021, loans receivable totaled $1.74 billion, an increase of $195.6 million, or 12.6%, compared to $1.55 billion as of December 31, 2020. Total loans receivable is net of $8.8 million in net deferred origination fees, $3.6 million of which is attributed to PPP loans.  The increase is largely attributed to growth in our CCBX segment as a result of adding new partners, combined with loan growth in the community bank segment, partially offset by forgiveness or principal paydowns on PPP loans.  For more information and discussion related to the loans held for investment, see “Note 4 - Loans and Allowance for Loan Losses” in the Consolidated Financial Statements.

Equity Investments

Equity investments include amounts invested in stock, venture capital funds, partnerships, and other business ventures.  Some of these equity investments are in vendors/suppliers, private companies, government agencies, or government sponsored enterprises.  The Company directly holds stock in organizations such as the Federal Reserve Bank, Federal Home Loan Bank of Des Moines, private companies, and venture capital funds.  Equity investments are subject to the risk of loss if these organizations experience financial difficulties or fall on hard times.  The Company carries these investments at market value or cost if market value is not readily determinable.  During 2021, one private company investment increased in value by $1.5 million (unrealized gain) in response to the issuance of common equity awards, identical to the Company’s holdings, at a higher value.  In 2020, one private company investment decreased in value by $400,000 (unrealized loss) in response to a decline in value in the stock based on that company’s financial performance and growth rate.

The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. While we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions or estimates could have resulted in materially different fair values for these equity investments. For more information and discussion related to securities, see Note 3 - Investment Securities” in the Consolidated Financial Statements.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable and reasonably estimable credit losses inherent in the loan portfolio. In determining the allowance, the Company estimates losses on individual impaired loans, or groups of loans which are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, the Company assesses the risk inherent in the Company’s loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impacts of local, regional and national economic factors on the quality of the loan portfolio. Community bank loans are assessed at the individual loan level and

CCBX loans are pooled and evaluated at both the partner and product level. Based on this analysis, the Company records a provision for loan losses to maintain the allowance at appropriate levels.

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

The Company increased the allowance from $19.3 million at December 31, 2020 to $28.6 million at December 31, 2021.  The allowance was significantly increased in response to growth in CCBX consumer loans.  The Company uses CCBX partner data, industry data and its own loan loss data to develop an appropriate allowance for the risk inherent in the CCBX new loan volume.  The Company increased the allowance from $11.5 million to $19.3 million in 2020 in response to the uncertainty of the COVID-19 pandemic, an increase in the unemployment rate, a decrease in GDP, and the unknown effects of the economic shutdown and stay at home orders on our communities, businesses, and consumers.   For more information and discussion related to the allowance for loan losses, see “Note 4 - Loans and Allowance for Loan Losses” in the Consolidated Financial Statements.

Stock-based Compensation

We grant stock options and restricted stock to our employees and directors. We record the related compensation expense based on the grant date fair value calculated in accordance with the authoritative guidance issued by FASB. We recognize these compensation costs on a straight-line basis over the requisite service period of the award. We estimate the grant date fair value of stock options using the Black-Scholes valuation model. Stock-based compensation expense related to awards of restricted stock and restricted stock units is based on the fair value at the grant date.

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

The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different. For more information and discussion related to stock-based compensation, see “Note 15 – Stock-based Compensation” in the Consolidated Financial Statements.

Revenue Recognition

We record revenue from contracts with customers in accordance with ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods. A large portion of the Company’s revenue are derived from interest and fees earned on loans, investment securities and other financial instruments that are not within the scope of Topic 606. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed, charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

The recording of BaaS income and expense is dependent upon the contractual agreement with each partner, however in accordance with accounting guidance the recording of certain components of BaaS income are as follows:   Agreements with many of our CCBX partners provide for a credit enhancement which protects the Bank by absorbing incurred losses.  In accordance with accounting guidance, we estimate and record a provision for probable losses for these CCBX loans.  When the provision for loan losses and provision for unfunded commitments is recorded, a recovery receivable is also recorded on the balance sheet through noninterest income (BaaS fees -credit enhancement).  Incurred losses are recorded in the allowance for loan losses, and as the credit enhancement recoveries are received from the CCBX partner, the recovery receivable is relieved.  Many agreements with our CCBX partners also provide protection to the Bank from fraud by absorbing incurred fraud losses.  Fraud losses are recorded when incurred as losses in noninterest expense, and the recovery received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement.  Credit enhancements that provide protection to the Bank from credit and fraud losses, are not within the scope of Topic 606.

For the year ended December 31, 2021 noninterest income subject to Topic 606 increased $5.5 million to $12.9 million, compared to $7.4 million for the year ended December 31, 2020.  The increase was largely the due to an increase in BaaS fee income resulting from active CCBX partners gaining traction with their services.  For more information and discussion related to revenue recognition, see “Note 19 – Revenue Recognition” in the Consolidated Financial Statements.

Emerging Growth Company

The Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”) permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we have decided not to take advantage of this provision. As a result, we will comply with new or revised accounting standards to the same extent that compliance is required for non-emerging growth companies. Our decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Recent Pronouncements

For a discussion of the expected impact of accounting pronouncements recently adopted and accounting pronouncements recently issued but not yet adopted by us as of December 31, 2021, see “Note 2 – Recent Accounting Standards” in the accompanying notes to our audited consolidated financial statements included elsewhere in this Report on Form 10-K.

Results of Operations

Net Income

Year Ended December 31, 2021, Compared to Year Ended December 31, 2020. Net income for the year ended December 31, 2021, was $27.0 million, or $2.16 per diluted share, compared to $15.1 million, or $1.24 per diluted share, for the year ended December 31, 2020. The increase in net income over the prior year was attributable to a $22.0 million increase in net interest income, $19.9 million increase in noninterest income partially offset by an $25.1 million increase in noninterest expense.

Net Interest Income

Year Ended December 31, 2021, Compared to Year Ended December 31, 2020. Net interest income for the year ended December 31, 2021, was $79.4 million compared to $57.4 million for the year ended December 31, 2020, an increase of $22.0 million, or 38.4%. The increase in net interest income consisted of a $20.0 million, or 31.8%, increase in interest income combined with a $2.0 million, or 35.5%, decrease in interest expense.

The $20.0 million increase in interest income for the year ended December 31, 2021 compared to December 31, 2020 is largely related to increased interest income resulting from community bank and CCBX loan growth and the recognition of deferred fees on PPP loans, including forgiven and paid off loans, as well as increased yield on loans resulting from loan growth and a decrease in lower yielding PPP loans. Interest and fees on loans increased $20.2 million, or 32.6%, over the prior year period, and yield on loans receivable increased 22 basis points for the year ended December 31, 2021, compared to the year ended December 31, 2020.  Non-PPP loan growth of $449.2 million, or 37.7%, which includes CCBX loan growth of $281.0 million, or 428.2%, for the year ended December 31, 2021, compared to December 31, 2020, also contributed to the increase in interest income.  Community bank loan growth increased by $168.2 million, or 15.0%, despite a reduction in PPP loans of  $254.0 million, or 69.4%, that were forgiven or repaid, compared to December 31, 2020, and also contributed to the increase in interest income.  Net deferred fees recognized on forgiven or repaid PPP loans increased $8.4 million, or 117.1%, to $15.5 million for the year ended December 31, 2021, compared to $7.2 million for the year ended December 31, 2020.  Net deferred fees on PPP loans are earned over the life of the loan, as a yield adjustment in interest income.  Forgiveness of principal, early paydowns and payoffs on PPP loans will increase interest income earned in those periods from the recognition of PPP net deferred fees.  Interest income from interest earning deposits with other banks was $608,000 for the year ended December 31, 2021, a decrease of $55,000, or 8.3%, compared to December 31, 2020, despite an average increase of $268.1 million in interest earning deposits with other banks, as a result of lower interest rates.

Interest expense decreased $2.0 million, or 35.5%, to $3.7 million for the year ended December 31, 2021 compared to $5.7 million for the year ended December 31, 2020.  Lower interest rates resulted in a decrease in interest expense despite a $185.8 million increase in average interest bearing deposits.  Interest expense on borrowings decreased $45,000 largely due to a reduction in outstanding PPPLF borrowings, which were paid off in full during the quarter ended June 2021.  PPPLF borrowings were used to help fund PPP loans.

For the year ended December 31, 2021, net interest margin and interest rate spread were 3.73% and 3.54%, respectively, compared to 3.83% and 3.57% for the year ended December 31, 2020. Contributing to the net interest margin and spread decline compared to the year ended December 31, 2020, was the $268.1 million increase in average interest bearing deposits with other banks, which  earned an average rate of 0.15% during the year ended December 31, 2021.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $18.4 million and $9.1 million for the years ended December 31, 2021 and 2020, respectively. Of the $18.4 million and $9.1 million in fees recognized in 2021 and 2020, $15.5 million and $7.2 million, respectively, were from PPP loans.  For the years ended December 31, 2021 and 2020, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Year Ended December 31,
	2021			2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest earning deposits	$402,081	$608	0.15%	$133,951	$663	0.49%
Investment securities, available for sale (1)	27,908	49	0.18	20,386	176	0.86
Investment securities, held to maturity (1)	2,137	30	1.40	3,734	54	1.45
Other investments	7,052	284	4.03	5,608	235	4.19
Loans receivable (2)	1,688,925	82,112	4.86	1,333,028	61,910	4.64
Total interest earning assets	2,128,103	83,083	3.90	1,496,707	63,038	4.21
Noninterest earning assets:
Allowance for loan losses	(19,870)			(14,686)
Other noninterest earning assets	74,088			58,970
Total assets	$2,182,321			$1,540,991

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$910,106	$2,327	0.26%	$724,279	$4,288	0.59%
PPPLF borrowings	68,699	240	0.35	124,068	435	0.35
FHLB advances and other borrowings	24,999	284	1.14	20,736	235	1.13
Subordinated debt	15,379	711	4.62	9,986	589	5.90
Junior subordinated debentures	3,585	84	2.34	3,584	105	2.93
Total interest bearing liabilities	1,022,768	3,646	0.36	882,653	5,652	0.64
Noninterest bearing deposits	989,945			513,550
Other liabilities	12,926			12,445
Total shareholders' equity	156,682			132,343
Total liabilities and shareholders' equity	$2,182,321			$1,540,991
Net interest income		$79,437			$57,386
Interest rate spread			3.54%			3.57%
Net interest margin (3)			3.73%			3.83%

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

	Year Ended December 31, 2021 Compared to
	Year Ended December 31, 2020
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Volume	Yield/Rate	(Decrease)
Interest income:
Interest earning deposits	$405	$(460)	$(55)
Investment securities, available for sale	13	(140)	(127)
Investment securities, held to maturity	(22)	(2)	(24)
Other investments	58	(9)	49
Loans receivable	17,303	2,899	20,202
Total change in interest income	17,757	2,288	20,045

Interest expense:
Interest bearing deposits	475	(2,436)	(1,961)
PPPLF borrowings	(195)	-	(195)
FHLB advances and other borrowings	49	-	49
Subordinated debt	249	(127)	122
Junior subordinated debentures	-	(21)	(21)
Total change in interest expense	578	(2,584)	(2,006)
Change in net interest income	$17,179	$4,872	$22,051

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

Year Ended December 31, 2021, Compared to Year Ended December 31, 2020. The provision for loan losses for the year ended December 31, 2021, was $9.9 million compared to $8.3 million for the year ended December 31, 2020. The increase in the Company’s provision for loan losses during the year ended December 31, 2021, is largely related to the provision for CCBX partner loans.  During the year ended December 31, 2021, a $8.6 million provision for loan losses was recorded for CCBX partner loans based on management’s analysis.   The factors used in management’s analysis for community bank loan losses indicated that a provision for loan loss of $1.3 million was needed for the year ended December 31, 2021.  The expected COVID-19 pandemic related loan losses have not materialized as originally anticipated in 2020, as evidenced by the low level of charge-offs and nonperforming loans.  The economic environment is continuously changing and has shown some signs of improvement in 2021, with ongoing vaccination of its population and increased re-opening of economic activities, tempered by increased inflation, and a rise in new COVID-19 variants that have resulted in some economic uncertainty.  The Company is not required to implement the provisions of the Current Expected Credit Loss (“CECL”) accounting standard until January 1, 2023 and continues to account for the allowance for credit losses under the incurred loss model. Gross loans totaled $1.74 billion in 2021 compared to $1.55 billion in 2020 and grew $195.6 million, or 12.6%, in 2021 compared to 2020. Included in total loans for 2021 is $111.8 million in PPP loans, which are 100% guaranteed, and are excluded from the provision for loan losses calculation.  The allowance for loan losses as a percentage of loans was 1.64% at December 31, 2021, compared to 1.25% at December 31, 2020.  Excluding PPP loans, which are 100% guaranteed by the SBA, the adjusted allowance for loan losses as a percentage of loans was approximately 1.75% at December 31, 2021.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

Net charge-offs for the year ended December 31, 2021 totaled $545,000, or 0.03% of total average loans, as compared to net charge-offs of $516,000, or 0.04% of total average loans, for the year ended December 31, 2020. Net charge-offs were up slightly in 2021 compared to 2020 due to CCBX partner loans.  In 2021, $172,000 in net charge-offs were for the community bank and $373,000 were for CCBX.  In 2020, all of the charge-offs were for the community bank.

The following table show the total charge-off activity by segment for the period indicated (prior to 2021 CCBX activity was immaterial and therefore not presented):

	Year Ended
	December 31, 2021
(Dollars in thousands)	Community bank	CCBX	Total
Gross charge-offs	$255	$385	$640
Gross recoveries	(83)	(12)	(95)
Net charge-offs	$172	$373	$545

The following table show the total provision expense by segment for the period indicated (prior to 2021 CCBX activity was immaterial and therefore not presented):

Year Ended
(Dollars in thousands)	December 31, 2021
Community bank	$1,275
CCBX	8,640
Total provision expense	$9,915

Noninterest Income

Our primary sources of recurring noninterest income are BaaS fees, deposit account service charges and fees, loan referral fees, and mortgage broker fees. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method. Additionally, in 2021 we had non-recurring income for the unrealized gain on an equity investment and a gain on the sale of a branch.

For the year ended December 31, 2021, noninterest income totaled $28.1 million, an increase of $19.9 million, or 243.7%, compared to $8.2 million for the year ended December 31, 2020. The following table presents, for the periods indicated, the major categories of noninterest income:

The following table presents, for the periods indicated, the major categories of noninterest income:

	Year Ended
	December 31,		Increase	Percent
(Dollars in thousands)	2021	2020	(Decrease)	Change
BaaS fees	$17,307	$2,365	14,942	631.8%
Deposit service charges and fees	3,698	3,091	607	19.6
Loan referral fees	2,126	1,726	400	23.2
Unrealized gain (loss) on equity securities, net	1,469	(400)	1,869	(467.3)
Gain on sale of branch, net	1,263	-	1,263	n/a
Mortgage broker fees	920	655	265	40.5
Gain on sale of loans, net	396	82	314	382.9
Gain on sale of securities, net	-	-	-	n/a
Other	939	663	276	41.6
Total noninterest income	$28,118	$8,182	$19,936	243.7%

BaaS Fees. Our CCBX segment provides BaaS offerings that enable our broker dealer and digital financial service providers to offer their customers banking services.  In exchange for providing these services, we earn fixed fees, volume-based fees and reimbursement of costs depending on the contract.  In accordance with GAAP, we recognize the reimbursement of non-credit fraud losses on partner’s customer loans and credit enhancements related to the allowance for loan losses and reserve for unfunded commitments provided by the partner as revenue.  Partner customer credit losses are recognized in the allowance for loan loss and non-credit fraud loss is recognized in BaaS noninterest expense.  For more information on the accounting for BaaS allowance for loan losses, reserve for unfunded commitments, credit enhancements and fraud recovery see the section titled “CCBX – BaaS Reporting Information.”

For the year ended December 31, 2021, we earned $17.3 million in BaaS fees, which was an increase of $14.9 million, or 631.8%, over the year ended December 31, 2020, where we earned $2.4 million in BaaS fees.  The increase over the year ended December 31, 2020 was primarily due to an increase of $3.9 million increase in total BaaS fee program income, which was the result of increased relationships with broker dealers and digital financial service providers, $9.1 million in BaaS fees – credit enhancements related to the allowance for loan losses and reserve for unfunded commitments, $1.5 million in BaaS fees – fraud recovery, and $411,000 increase in reimbursement of expenses.

The following table presents the BaaS fee income for the periods indicated:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2021	2020	(Decrease)
Program income:
Servicing and other BaaS fees	$5,011	$1,758	$3,253
Interchange	701	14	687
Total program income	5,712	1,772	3,940
Reimbursements and guarantees:
Credit enhancement recovery	9,086	-	9,086
Fraud recovery	1,505	-	1,505
Reimbursement of expenses	1,004	593	411
Total reimbursements and guarantees	11,595	593	11,002
Total BaaS fees	$17,307	$2,365	$14,942

At December 31, 2021 there were 19 active CCBX relationships, one CCBX relationship in friends and family trials, five CCBX relationships in onboarding/implementation, three signed letters of intent and a solid pipeline of potential new relationships.  At December 31, 2020 there were six active CCBX relationships, two CCBX relationship in friends and family trials, three CCBX relationships in onboarding/implementation and four signed letters of intent.  As more CCBX customers move to active status, we expect that BaaS fees will increase.  The following table illustrates the activity and growth in CCBX for the periods indicated:

	As of
	December 31, 2021	December 31, 2020
Active	19	6
Friends and family / testing	1	2
Implementation / onboarding	5	3
Signed letters of intent	3	4
Total CCBX relationships	28	15

Deposit Service Charges and Fees. Deposit service charges and fees include service charges on accounts, point-of-sale fees, merchant services fees and overdraft fees.  Together they constitute the largest component of our noninterest income, outside of BaaS fee income. Deposit service charges and fees were $3.7 million for the year ended December 31, 2021, an increase of $607,000, or 19.6%, over the prior year primarily due to increases in point-of-sale fees of $457,000, merchant services revenue of $90,000, ATM fees of $30,000, and service charges on deposit accounts of $28,000.  These increases were partially offset by a decrease of $18,000 in overdraft fees.  NSF and overdraft fees were $316,000 for the year ended December 31, 2021, compared to $334,000 for the year ended December 31, 2020.  In December 2021, the Bank reduced NSF and overdraft fees from $35 per item to $15 per item (with a maximum daily fee of $175).  We anticipate NSF and overdraft fees will decrease approximately 50% as a result of this change, however, NSF and overdraft fees are not a significant source of revenue for us and therefore this change will not have a material impact on noninterest income.

The following table presents deposit service charges and fees for the periods indicated:

	Year Ended
	December 31,		Increase	Percent
(Dollars in thousands)	2021	2020	(Decrease)	Change
Point of sale fees	$1,959	$1,502	457	30.4%
Service charges on accounts	410	382	28	7.3
Merchant services	568	478	90	18.8
Overdraft and NSF fees	316	334	(18)	(5.4)
ATM fees	227	197	30	15.2
Cash management fees	113	97	16	16.5
Other	105	101	4	4.0
	$3,698	$3,091	$607	19.6%

Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize the loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without the assuming the interest rate risk. Loan referral fees were $2.1 million for the year ended December 31, 2021, an increase of $400,000, or 23.2%, over the year ended December 31, 2020. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. The recognition of loan referral fees fluctuates in response to these market conditions and as a result we recognize more or fewer, loan referral fees in some periods.

Unrealized gain (loss) on equity securities, net. During the year ended December 31, 2021, we recognized a $1.5 million unrealized holding gain on an equity security as a result of an observable price change, compared to a $400,000 unrealized loss for the year ended December 31, 2020, due to a write-down on an equity investment.

Gain on Sale of Branch, net. The sale of our Freeland branch closed on April 30, 2021.  Noninterest income included a $1.3 million gain from sale of the branch during the year ended December 31, 2021. There was no similar income in the year ended December 31, 2020.

Mortgage Broker Fees. We earn mortgage broker fees for residential mortgage loans that we broker through mortgage lenders. Mortgage broker fees increased $265,000, or 40.5%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 as a result increased demand from lower mortgage interest rates which continue to make homes more affordable and mortgage refinancing an attractive option.

Gain on Sale of Loans, net. Gain on sales of loans occurs when we sell in the secondary market the guaranteed portion (generally 75% of the principal balance) of the SBA and USDA loans that we originate. This activity fluctuates based on SBA and USDA loan activity.  Gain on sale of loans increased $314,000, or 382.9%, for the year ended December 31, 2021 compared to the prior year, to $396,000, due to increased activity.  In the year ended December 31, 2020, our primary focus was on SBA PPP loans, therefore fewer SBA and USDA loans were originated and sold to the secondary market.

Other. This category includes a variety of other income-producing activities, annuity broker fees, and SBA and USDA servicing fees. Other noninterest income increased $276,000, or 41.6%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 most significantly because of a $141,000 increase in MSLP servicing fees, and $98,000 increase in credit card income.

Noninterest Expense

Generally, noninterest expense includes all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing bank services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as BaaS expense, occupancy expense, legal and professional fees, data processing expense, and software licenses, maintenance and subscription expense.

For the year ended December 31, 2021, noninterest expense totaled $63.3 million, an increase of $25.1 million, or 66.0%, compared to $38.1 million for the year ended December 31, 2020.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Year Ended
	December 31,		Increase	Percent
(Dollars in thousands)	2021	2020	(Decrease)	Change
Salaries and employee benefits	$37,101	$23,302	$13,799	59.2%
BaaS expense	4,481	294	4,187	1,424.1
Occupancy	4,128	3,977	151	3.8
Legal and professional fees	3,133	1,762	1,371	77.8
Data processing	2,959	2,348	611	26.0
Software licenses, maintenance and subscription	2,827	1,320	1,507	114.2
FDIC assessments	1,632	522	1,110	212.6
Excise taxes	1,589	1,057	532	50.3
Director and staff expenses	1,205	800	405	50.6
Marketing and promotion	451	317	134	42.3
Other	3,757	2,420	1,337	55.2
Total noninterest expense	$63,263	$38,119	$25,144	66.0%

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, incentive compensation costs, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $37.1 million for the year ended December 31, 2021, an increase of $13.8 million, or 59.2%, compared to $23.3 million for the year ended December 31, 2020. The increase was primarily due to hiring staff for our CCBX segment and additional staff for our ongoing banking related growth initiatives.  Bonus and incentive expense was $2.3 million higher for the year ended December 31, 2021 compared to the prior year due in part to incentives paid to employees that have been involved in the production and support of PPP loans.  The increase in expense would have been greater if not for an increase in deferred loan costs recorded as salary offsets, largely from originating PPP loans, which was $296,000 higher and lowered expense by that same amount, for the year ended December 31, 2021, compared to the year ended December 31, 2020.  As our CCBX segment grows, we expect to continue to add employees to support this line of business. As of December 31, 2021, we had 377 full-time equivalent employees, compared to 250 at December 31, 2020.

BaaS expense. Our CCBX segment provides BaaS offerings that enable our broker dealer and digital financial service providers to offer their customers banking services.  Included in BaaS expense is partner loan expense and partner fraud expense.  Partner loan expense represents the amount paid or payable to partners for credit enhancement and servicing CCBX loans. Partner fraud expense represents non-credit fraud losses on partner’s customer loan and deposit accounts.  For the year ended December 31, 2021, BaaS expense was $4.5 million, compared to $294,000 for the year ended December 31, 2020 as a result of increased partner activity.  For more information on the accounting for BaaS expenses see the section titled “CCBX – BaaS Reporting Information.”

The following table presents, for the periods indicated, the BaaS expenses:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2021	2020	(Decrease)
BaaS loan expense	$2,976	$294	$2,682
BaaS fraud expense	1,505	-	1,505
Total BaaS expense	$4,481	$294	$4,187

Occupancy Expenses. Occupancy expenses were $4.1 million for the year ended December 31, 2021, compared to $4.0 million for the year ended December 31, 2020, an increase of $151,000, or 3.8%.   This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $1.6 million and $1.4 million for years ended December 31, 2021 and 2020, respectively. The increase of $151,000 in occupancy expenses for 2021 compared to 2020, was primarily the result of $232,000 increase in depreciation expense, resulting from increased costs associated with the increase in FTE and growth in CCBX,  partially offset by a decrease in rent expense.  As we continue to grow, we expect occupancy expenses to increase.

Legal and Professional Fees. Legal and professional costs were $3.1 million for the year ended December 31, 2021 compared to $1.8 million for the year ended December 31, 2020, and increase of $1.4 million, or 77.8%.  The increase in legal and professional costs is due to the development of contracts for CCBX partners and also fluctuates based on our reporting cycle and timing of legal and professional services.

Data Processing. Data processing costs were $3.0 million for the year ended December 31, 2021, compared to $2.3 million for the year ended December 31, 2020, an increase of $611,000, or 26.0%. Data processing costs include all of our customer processing, computer processing, and network costs. Data processing costs grow as we grow and add new products, customers and branches.  Additionally, CCBX data processing expenses are included in this category and are expected to increase incrementally as this segment grows, and infrastructures are put in place.

Software Licenses, Maintenance and Subscriptions. Software licenses, maintenance and subscriptions includes expenses related to obtaining and maintaining software required for various functions throughout the Company.   Software licenses, maintenance and subscriptions were $2.8 million for the year ended December 31, 2021, compared to $1.3 million for the year ended December 31, 2020. Software that aids in the reporting of CCBX and helps to automate and create other efficiencies in reporting contributed to the increase.  These expenses are expected to increase as we invest more in automated processing and as we grow product lines and our CCBX segment.

FDIC Assessments. FDIC assessments are assessed to fund the Deposit Insurance Fund (“DIF”) to insure and protect the depositors of insured banks and to resolve failed banks.  The assessment rate is based on a number of factors and recalculated each quarter.  FDIC assessments were $1.6 million for the year ended December 31, 2021, compared to $522,000 for the year ended December 31, 2020, an increase of $1.1 million, or 212.6%.  Deposit growth in the community bank and CCBX contributed to this increase.

Excise Taxes. Excise taxes were $1.6 million for the year ended December 31, 2021, compared to $1.1 million for the year ended December 31, 2020, an increase of $532,000, or 50.3%.  Excise taxes are based on gross income of $111.2 million and $71.2 million for the years ended December 31, 2021 and 2020, respectively.  Gross income is reduced by certain allowed deductions to arrive at the taxable base; however, as gross income increases, so does the excise tax expense.  In addition, the Washington State tax rate that is applied to our industry increased 25 basis points effective April 1, 2020, which was assessed and contributed to the increase in excise tax for the full year ended December 31, 2021 and for part of the year ended December 31, 2020.

Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses.   Director and staff expenses were $1.2 million for the year ended December 31, 2021 compared to $800,000 for the year ended December 31, 2020, an increase of $405,000, or 50.6%. In 2021 we saw an increase in employee travel and training return to a more typical level after a year of reduced activity in 2020 as a result of restrictions related to the COVID-19 pandemic.  Additionally, director expense increased in 2021 as a result of a change to the compensation structure for directors that was effective in October 2020.

Marketing and promotion. Marketing and promotion costs were $451,000 for the year ended December 31, 2021, compared to $317,000 for the year ended December 31, 2020, an increase of $134,000, or 42.3%. Marketing and promotion costs decreased in 2020 due to a conscious effort to reduce general advertising costs during the COVID-19 pandemic, with marketing and promotion costs starting to return to a more typical level in 2021 compared to 2020. The Bank is using more cost-effective advertising options; however, we expect to see advertising expenses increase as we deploy more branding and targeted advertising for the community bank and CCBX .

Other. This category includes office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officer’s insurance, donations, provision for unfunded commitments, and miscellaneous other expenses. Other noninterest expense increased to $3.8 million for the year ended December 31, 2021, compared to $2.4 million for the year ended December 31, 2020, an increase of $1.3 million, or 55.2%. The increase was largely due to a $445,000 increase in the unfunded commitment provision, $200,000 increase in donations, largely made to community-based organizations, $152,000 increase in office equipment, $118,000 in increased operational losses, $90,000 increase in service charges from banks, $89,000 increase in telephone costs, and overall increases resulting from growth for the year ended December 31, 2021, as compared to the same period last year.

Income Tax Expense

The amount of income tax expense we incur is impacted by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce our deferred tax assets to the amount expected to be realized. The Company is subject to various state taxes that are assessed as CCBX activities expand into other states, which has increased the overall tax rate used in calculating the provision for income taxes in the current and future periods.

Year Ended December 31, 2021, Compared to Year Ended December 31, 2020. For the year ended December 31, 2021, income tax expense totaled $7.4 million, compared to $4.0 million for the year ended December 31, 2020. Our effective tax rates for the years ended December 31, 2021, and 2020, was 21.4% and 20.9%, respectively.

Segment Information

For financial reporting purposes our Company has two reportable segments:  The community bank and CCBX, which has been determined based upon the Company's relationship with the end customer.  This determination also gave consideration to the structure and management of our various products.  The community bank segment includes the operations of Coastal Community Bank, excluding CCBX BaaS operations.  The community bank segment derives its revenue primarily from interest on loans and investments as well as noninterest income typical for the banking industry.  The CCBX segment includes BaaS operations.  The CCBX segment derives its revenue from BaaS partnerships that allow our broker-dealer and digital financial partners to offer their customers banking services.

Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are the same as those described in “Note 1 – Description of Business and Summary of Significant Accounting Policies” in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Community bank total assets as of December 31, 2021 increased $582.4 million, or 34.3%, to $2.28 billion, compared to $1.70 billion as of December 31, 2020.  Total community bank loans receivable decreased $85.4 million, or 5.8%, to $1.40 billion as of December 31, 2021, compared to $1.48 billion as of December 31, 2020.  The decrease in loans receivable is the result of $254.0 million in PPP loan forgiveness and paydowns during the year ended December 31, 2021.  Non-PPP community bank loan growth was $168.2 million, or 15.0%, as a result of increased loan activity.  Total community bank deposits increased $294.9 million, or 21.8%, to $1.65 billion, as of December 31, 2021, compared to $1.35 billion as of December 31, 2020.  The increase in deposits is largely due to initiatives to expand and grow banking relationships with new customers, including new customers that obtained PPP loans through the bank.  The overall increase in deposits was achieved despite a decrease of $25.6 million in total deposits due to the sale of our Freeland branch, which were included in the total deposits as of December 31, 2020.

Net interest income for the community bank was $73.0 million for the year ended December 31, 2021, an increase of $16.2 million, or 28.5%, compared to $56.8 million for the year ended December 31, 2020.  The increase in net interest income is largely due to net deferred fee income recognized on forgiven or repaid PPP loans as well as increased yield on loans resulting from non-PPP loan growth and a decrease in lower yielding PPP loans.  Provision for loan losses was $1.3 million for the year ended December 31, 2021, compared to $8.2 million for the year ended December 31, 2020.  The provision for loan losses was increased in 2020 as a result of economic uncertainties of the COVID-19 pandemic and loan growth, however losses have not realized as anticipated.  Noninterest income for the community bank was $10.7 million, for the year ended December 31, 2021, an increase of $4.9 million, or 84.2%, compared to $5.8 million for the year ended December 31, 2020, due to an unrealized holding gain on an equity investment, gain on sale of a branch, increased deposit service charges and higher loan referral fees.  Noninterest expenses for the community bank increased $17.0 million, or 49.1%, to $51.5 million as of December 31, 2021, compared to $34.6 million as of December 31, 2020.  The increase in noninterest expense is largely due to increased salaries and employee benefits as a result of growth, higher software licenses maintenance and subscription costs related to new reporting software that helps to automate and create efficiencies in reporting, and other expense increases related to growth.

CCBX total assets as of December 31, 2021 increased $287.0 million, or 434.8%, to $353.0 million, compared to $66.0 million as of December 31, 2020.  Total CCBX loans receivable increased $281.0 million, or 428.0%, to $346.7 million as of December 31, 2021, compared to $65.7 million as of December 31, 2020.  The increase in loans receivable is the result of adding new CCBX relationships.  CCBX allowance for loan losses increased to $8.3 million as of December 31, 2021, compared to $66,000 as of December 31, 2020 as a result of loan growth and portfolio mix.  Total CCBX deposits increased $647.6 million, or 942.8%, to $716.3 million, compared to $68.7 million as of December 31, 2020 as a result of adding new CCBX relationships. CCBX partners have grown 86.7% to 28 total CCBX relationships as of December 31, 2021, compared to 15 total relationships as of December 31, 2020.

Net interest income for CCBX was $6.4 million for the year ended December 31, 2021, an increase of $5.9 million, or 1,063.3%, compared to $553,000 for the year ended December 31, 2020.  The increase in net interest income is due to loan growth from new CCBX relationships.  Provision for loan losses was $8.6 million for the year ended December 31, 2021, compared to $66,000 for the year ended December 31, 2020, as a result of loan growth from adding new partners.  Noninterest income for CCBX was $17.4 million, for the year ended December 31, 2021, an increase of $15.0 million, or 635.9%, compared to $2.4 million for the year ended December 31, 2020, due to an increase of $14.9 million in BaaS fees, $3.9 million increase in total BaaS fee program income, which was the result of increased relationships with broker dealers and digital financial service providers, $9.1 million in BaaS fees – credit enhancements related to the allowance for loan losses and reserve for unfunded commitments, and $1.5 million in BaaS fees – fraud recovery  Noninterest expenses for CCBX increased $8.1 million, or 229.5%, to $11.7 million as of December 31, 2021, compared to $3.6 million as of December 31, 2020.  The increase in noninterest expense is largely due to an increase in BaaS loan expense, BaaS fraud expense and increased salaries and benefits, for the year ended December 31, 2021, compared to the year ended December 31, 2020.  For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”.

The following tables present summary financial information for each segment for the periods indicated:

	December 31, 2021			December 31, 2020
	Community Bank	CCBX	Total	Community Bank	CCBX	Total
	(dollars in thousands)
Total assets	$2,282,514	$353,003	$2,635,517	$1,700,121	$66,001	$1,766,122
Total loans receivable	$1,396,060	$346,675	$1,742,735	$1,481,475	$65,663	$1,547,138
Allowance for loan losses	$(20,299)	$(8,333)	$(28,632)	$(19,196)	$(66)	$(19,262)
Total deposits	$1,647,529	$716,258	$2,363,787	$1,352,620	$68,687	$1,421,307

	Year Ended
	December 31, 2021			December 31, 2020
	Community Bank	CCBX	Total	Community Bank	CCBX	Total
	(dollars in thousands)
Net interest income	$73,004	$6,433	$79,437	$56,833	$553	$57,386
Provision for loan losses	$1,275	$8,640	$9,915	$8,242	$66	$8,308
Noninterest income	$10,713	$17,405	$28,118	$5,817	$2,365	$8,182
Noninterest expense	$51,547	$11,716	$63,263	$34,563	$3,556	$38,119

Financial Condition

Our total assets increased $869.4 million to $2.64 billion, or 49.2% at December 31, 2021, compared to $1.77 billion at December 31, 2020.  This increase was largely the result of a $195.6 million increase in loans receivable, combined with an increase of $654.5 million in interest earning deposits with other banks.   As of December 31, 2021, $111.8 million in PPP loans remain on the balance sheet.

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

As of December 31, 2021, loans receivable totaled $1.74 billion, an increase of $195.6 million, or 12.6%, compared to $1.55 billion as of December 31, 2020. Total loans receivable is net of $8.8 million in net deferred origination fees, $3.6 million of which is attributed to PPP loans.  The increase includes CCBX loan growth of $281.0 million, or 428.2%, non-PPP community bank loan growth of $168.2 million, or 15.0%, partially offset by a reduction of $254.0 million, or 69.4%,  in PPP loans due to forgiveness and principal paydowns.  Additionally, unused loan commitments increased, with unused commitments on capital call lines increasing $287.7 million to $416.0 million at December 31, 2021 compared to $128.2 million at December 31, 2020, which will likely translate to loan growth as the commitments are utilized in future periods.

Loans as a percentage of deposits were 73.7% as of December 31, 2021 and 108.9% as of December 31, 2020.   We are focused on serving our communities and markets by growing loans locally and funding those loans with customer deposits.  The decrease in the loan to deposit ratio for 2021 compared to 2020 was largely due to the increase in interest earning deposits with other banks, primarily due to the increase in CCBX deposits.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2021		2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial loans:
PPP loans	$111,813	6.4%	$365,842	23.5%
Capital call lines	202,882	11.5	65,559	4.2
All other commercial & industrial loans	104,365	6.0	107,799	6.9
Real estate loans:
Construction, land and land development loans	183,594	10.5	94,423	6.1
Residential real estate loans	204,389	11.7	143,869	9.2
Commercial real estate loans	835,587	47.7	774,925	49.8
Consumer and other loans	108,871	6.2	3,916	0.3
Gross loans receivable	1,751,501	100.0%	1,556,333	100.0%
Net deferred origination fees - PPP loans	(3,633)		(5,803)
Net deferred origination fees - Other loans	(5,133)		(3,392)
Loans receivable	$1,742,735		$1,547,138

Commercial and Industrial Loans. Commercial and industrial loans, decreased $120.1 million, or 22.3%, to $419.1 million as of December 31, 2021, from $539.2 million as of December 31, 2020. The decrease in commercial and industrial loans receivable over the year ended December 31, 2020 was due to $254.0 million in forgiveness and repaid PPP loans, partially offset by an increase of $137.3 million increase in capital call lines.  Included in the commercial and industrial loan balance is $202.9 million and $65.6 million in capital call lines resulting from relationships with our CCBX customers as of December 31, 2021, and December 31, 2020, respectively.  Also included in commercial and industrial loans is $111.8 million and $365.8 million in PPP loans as of December 31, 2021, and December 31, 2020, respectively.

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

The purpose of the PPP was to provide forgivable loans to smaller businesses, sole proprietorships, independent contractors, and self-employed individuals that use the proceeds of the loans for payroll and certain other qualifying expenses. The Small Business Administration (“SBA”) manages the PPP. If a loan is fully forgiven, the SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by the SBA. We accepted and processed applications for the duration of the initial PPP loan program, which closed for new applicants on August 8, 2020.  The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, appropriated additional funding to the PPP and permitted certain PPP borrowers to make “second draw” loans. The American Rescue Plan Act of 2021, enacted on March 11, 2021, expanded the eligibility criteria for both first and second draw PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness. The PPP Extension Act of 2021, enacted on March 25, 2021, extended the PPP through May 31, 2021, at which time the program closed for new applications.

In total, we funded $763.9 million in PPP loans, since the first round of PPP loans opened in March 2020 through the close of round three on May 31, 2021.  Total net deferred fees on these loans were $26.3 million.  As of December 31, 2021, $111.8 million in PPP loans remained with $3.6 million in net deferred fees, which will be recognized in interest income in future periods. Legislation extended the initial payment deferral period on PPP loans originated in 2020, and PPP borrowers with two-year loans can work with their lender to extend their loan to a five-year maturity, which we anticipate could be a popular approach for customers with PPP loans that are not eligible for forgiveness.   There are $4.3 million of these loans remaining as of December 31, 2021.  PPP loans originated in 2021 are five-year loans, and $107.5 million remains of these loans as of December 31, 2021. Loan payments will be deferred for borrowers who apply for loan forgiveness until SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred 10 months after the end of the covered period for the borrower’s loan forgiveness (generally between eight and 24 weeks).

We continue to accept applications from customers for loan forgiveness.  To obtain loan forgiveness, a PPP borrower must submit a forgiveness application.  We expect PPP forgiveness payments to continue through the second quarter of 2022.

Construction, Land and Land Development Loans. Construction, land and land development loans increased $89.2 million, or 94.4%, to $183.6 million as of December 31, 2021, from $107.8 million as of December 31, 2020, primarily due to growth.

Unfunded loan commitments for construction, land and land development loans were $134.3 million at December 31, 2021, which is an increase of $45.9 million, or 52.0%, compared to $88.4 million in unfunded commitments at December 31, 2020.  Although we have not seen a significant drop in our market in the Puget Sound region thus far, the full extent of the long-term effects of the COVID-19 pandemic remain to be seen.

Construction, land and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing these loans are primarily located in the Puget Sound region and are comprised of both residential and commercial properties, including owner occupied properties and investor properties. As of December 31, 2021, construction, land and land development loans included $28.9 million in residential construction loans, $82.8 million in commercial construction loans and $71.9 million in other construction, land and land development loans, compared to $21.6 million in residential construction loans, $43.5 million in commercial construction loans and $29.3 million in other construction, land and land development loans as of December 31, 2020.

Residential Real Estate Loans. Our one-to-four family residential real estate loans increased $60.5 million, or 42.1%, to $204.4 million as of December 31, 2021, from $143.9 million as of December 31, 2020.

We originate one-to-four family residential real estate adjustable-rate mortgage (“ARM”), loans for our portfolio and operate as a mortgage broker for mortgage lenders we have agreements with for customers who want a 15-year to 30-year, fixed-rate mortgage loan. As of December 31, 2021, the balance of our ARM portfolio loans was $22.2 million, compared to $20.5 million at December 31, 2020.  Our ARM loans typically do not meet the guidelines for sale in the secondary market due to characteristics of the property, the loan terms or exceptions from agency underwriting guidelines, which enables us to earn a higher interest rate. We also purchase residential mortgages originated by other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio, meet certain regulatory requirements and increase our interest income.  We last purchased residential mortgage loans in 2018.  As of December 31, 2021, we held $11.9 million in purchased residential real estate mortgage loans, compared to $16.8 million at December 31, 2020.  These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards. We also make one-to-four family loans to investors to finance their rental properties and to business owners to secure their business loans.  As of December 31, 2021, residential real estate loans made to investors and business owners totaled $114.0 million. As of December 31, 2020, residential real estate loans made to investors and business owners totaled $84.3 million.

As of December 31, 2021 there were $36.9 million in CCBX home equity loans included in residential real estate, compared to $0 at December 31, 2020, as a result of adding new partners.

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

Commercial Real Estate Loans. Commercial real estate loans increased $60.7 million, or 7.8%, to $835.6 million as of December 31, 2021, from $774.9 million as of December 31, 2020.

These increases, which occurred across the various segments of our portfolio, were due to our commitment to grow this portfolio in the Puget Sound region. We actively seek commercial real estate loans in our markets and our lenders are experienced in competing for these loans and managing these relationships.

We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10-to-25 year period with balloon payments at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates and adjust with the term-equivalent FHLB rate. At December 31, 2021, approximately 28.0% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 47.7% of our loan portfolio at December 31, 2021 and are historically our largest source of revenue. At December 31, 2020, approximately 41.4% of the commercial real estate loan portfolio consisted of fixed rate loans. The Bank actively seeks commercial real estate loans in our markets and our lenders are experienced in originating, competing for, and managing these loans and relationships.  Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans, and remains diligent in communicating and proactively working with borrowers to help mitigate potential credit deterioration.

Consumer and Other Loans. Consumer and other loans increased $105.0 million, or 2,680.2%, to $108.9 million, from $3.9 million as of December 31, 2020, primarily as a result of CCBX loans from adding new partners.  Our consumer and other loans are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans.

Included in consumer and other loans is $106.8 million in CCBX loans as of December 31, 2021, compared to $67,000 as of December 31, 2020.  CCBX consumer loans are primarily comprised of credit cards and secured and unsecured consumer loans.

Contractual Maturity Ranges.  The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2021
		Due after One	Due after Five
	Due in One	Year Through	Years Through	Due After	Gross
(Dollars in thousands)	Year or Less	Five Years	Fifteen Years	Fifteen Years	Loans
Commercial and industrial loans:
PPP loans	$1,549	$110,264	$-	$-	$111,813
All other commercial and industrial loans	235,964	43,148	-	28,135	307,247
Real estate loans:
Construction, land and land development loans	79,544	80,056	7,209	16,785	183,594
Residential real estate loans	14,683	74,287	37,705	77,714	204,389
Commercial real estate loans	71,361	205,051	111,987	447,188	835,587
Consumer and other loans	37,345	68,607	2,646	273	108,871
Total	$440,446	$581,413	$159,547	$570,095	$1,751,501

The following table sets forth all loans at December 31, 2021, that are due after December 31, 2022, and have either fixed interest rates or floating or adjustable interest rates:

		Floating or
(Dollars in thousands)	Fixed Rates	Adjustable Rates	Total
Commercial and industrial loans:
PPP loans	$110,264	$-	$110,264
All other commercial and industrial loans	43,075	28,208	71,283
Real estate loans:
Construction, land and land development loans	63,251	40,799	104,050
Residential real estate loans	46,506	143,200	189,706
Commercial real estate loans	194,557	569,669	764,226
Consumer and other loans	60,506	11,020	71,526
Total	$518,159	$792,896	$1,311,055

Industry Exposure and Categories of Loans

We have a diversified loan portfolio, representing a wide variety of industries.  Three of our largest categories of our loans, excluding PPP loans, are commercial real estate, commercial and industrial, and construction, land and land development loans.  Together, as of December 31, 2021, they represent $1.33 billion in outstanding loan balances, or 80.9% of total gross loans outstanding, excluding PPP loans of $111.8 million.  When combined with the full loan portfolio’s $909.6 million in unused commitments the total of these three categories is $1.97 billion, or 77.3% of total outstanding loans and loan commitments.

Commercial real estate loans represent the largest segment of our loans, comprising 51.0% of our total balance of outstanding loans, excluding PPP loans, as of December 31, 2021.  Unused commitments to extend credit represents an additional $23.2 million, the combined total exposure in commercial real estate loans represents $858.8 million, or 33.8% of our total outstanding loans and loan commitments, excluding PPP loans.

The following table summarizes our exposure by industry for our commercial real estate portfolio as of December 31, 2021:

(Dollars in thousands, unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Apartments	$155,079	$3,827	$158,906	6.2%	$2,096	74
Hotel/Motel	115,878	228	116,106	4.6	4,457	26
Office	91,370	3,623	94,993	3.7	942	97
Warehouse	76,453	4,085	80,538	3.2	1,499	51
Convenience Store	79,249	1,093	80,342	3.2	1,843	43
Mixed use	70,713	3,894	74,607	2.9	852	83
Retail	68,886	2,582	71,468	2.8	840	82
Manufacturing	36,855	600	37,455	1.5	1,152	32
Mini Storage	35,041	204	35,245	1.4	2,336	15
Groups < 1.4% of total	106,063	3,112	109,175	4.3	1,326	80
Total	$835,587	$23,248	$858,835	33.8%	$1,433	583

Commercial and industrial loans comprise 18.7% of our total balance of outstanding loans, excluding PPP loans, as of December 31, 2021.  Unused commitments to extend credit represents an additional $486.8 million, the combined total exposure in commercial and industrial loans represents $794.1 million, or 31.2% of our total outstanding loans and loan commitments, excluding PPP loans.

The following table summarizes our exposure by industry, excluding PPP loans, for our commercial and industrial loan portfolio as of December 31, 2021:

(Dollars in thousands, unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Capital Call Lines	$202,882	$415,956	$618,838	24.3%	$1,649	123
Construction/Contractor Services	16,475	33,810	50,285	2.0	102	161
Financial Institutions	20,150	-	20,150	0.8	3,358	6
Manufacturing	13,369	4,857	18,226	0.7	243	55
Medical / Dental / Other Care	12,203	4,045	16,248	0.6	200	61
Family and Social Services	7,175	2,490	9,665	0.4	478	15
Groups < 0.40% of total	34,993	25,646	60,639	2.4	124	282
Total	$307,247	$486,804	$794,051	31.2%	$437	703

Construction, land and land development comprise 11.2% of our total balance of outstanding loans, excluding PPP loans, as of December 31, 2021.  Unused commitments to extend credit represents an additional $134.3 million, the combined total exposure in construction, land and land development loans represents $317.9 million, or 12.5% of our total outstanding loans and loan commitments, excluding PPP loans.

The following table details our exposure for our construction, land and land development portfolio as of December 31, 2021:

(Dollars in thousands, unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Commercial construction	$82,816	$100,302	$183,118	7.2%	$2,958	28
Residential construction	28,865	19,638	48,503	1.9	722	40
Undeveloped land loans	37,817	3,440	41,257	1.6	2,701	14
Developed land loans	20,457	7,836	28,293	1.1	568	36
Land development	13,639	3,069	16,708	0.7	758	18
Total	$183,594	$134,285	$317,879	12.5%	$1,350	136

Nonperforming Assets

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by applicable regulations. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. We are not required to report as nonperforming a loan for which we have allowed the borrower to defer payment on a short term basis because of financial pressure related to COVID-19.  When loans are placed on nonaccrual status, all unpaid accrued interest is reversed from income and all interest accruals are stopped. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal balance. Loans are returned to accrual status if we believe that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on nonaccrual status.  CCBX partner loans are placed on nonaccrual status in accordance with the partner’s practice and policy for treatment of nonaccrual loans, and may remain on accrual status beyond such time it becomes 90 days past due.  We define nonperforming loans as loans on nonaccrual status and accruing loans 90 days or more past due.  Nonperforming assets also include other real estate owned and repossessed assets.

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

We had $1.7 million in nonperforming assets, and no troubled debt restructurings (“TDRs”), as of December 31, 2021, compared to $712,000 as of December 31, 2020.  All of our nonperforming assets were nonperforming loans as of December 31, 2021 and 2020.  Our nonperforming loans to loans receivable ratio was 0.10% at December 31, 2021, compared to 0.05% at December 31, 2020.  The increase in nonperforming assets was the result of $1.5 million in CCBX partner accruing loans past due 90 days or more, partially offset by a decrease of $491,000 in nonaccrual community bank loans.

To date we have not seen a significant change in our credit quality metrics, as demonstrated by the low level of charge-offs and nonperforming loans for the year ended December 31, 2021.  The long-term economic impact of the COVID-19 pandemic, political gridlock, and trade issues remains unknown; however, the Company remains diligent in its efforts to communicate and proactively work with borrowers to help mitigate potential credit deterioration.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of	As of
	December 31,	December 31,
(Dollars in thousands)	2021	2020
Nonaccrual loans:
Commercial and industrial loans	$166	$537
Real estate loans:
Residential real estate loans	55	175
Total nonaccrual loans	221	712
Loans on accrual status and past due 90 days or more:
Total loans on accrual status and past due 90 days or more	1,506	-
Total nonperforming loans	1,727	712
Total nonperforming assets	$1,727	$712
Total nonaccrual loans to loans receivable	0.01%	0.05%
Total nonperforming loans to loans receivable	0.10%	0.05%
Total nonperforming assets to total assets	0.07%	0.04%

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

•	Credits rated as loss are charged-off. We have no expectation of the recovery of any payments in respect of credits rated as loss.

The following table summarizes the internal ratings of our loans as of the dates indicated:

	As of December 31, 2021
	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
Commercial and industrial loans	$416,642	$2,180	$238	$-	$419,060
Real estate loans:
Construction, land, and land development loans	183,594	-	-	-	183,594
Residential real estate loans	204,173	122	94	-	204,389
Commercial real estate loans	824,676	10,911	-	-	835,587
Consumer and other loans	107,404	-	1,467	-	108,871
	$1,736,489	$13,213	$1,799	$-	1,751,501
Less net deferred origination fees					(8,766)
Loans receivable					$1,742,735

	As of December 31, 2020
	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
Commercial and industrial loans	$538,149	$397	$654	$-	$539,200
Real estate loans:
Construction, land, and land development loans	94,423	-	-	-	94,423
Residential real estate loans	143,540	154	175	-	143,869
Commercial real estate loans	763,647	11,278	-	-	774,925
Consumer and other loans	3,916	-	-	-	3,916
	$1,543,675	$11,829	$829	$-	1,556,333
Less net deferred origination fees					(9,195)
Loans receivable					$1,547,138

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

As of December 31, 2021, the allowance for loan losses totaled $28.6 million, or 1.64% of total loans. As of December 31, 2020, the allowance for loan losses totaled $19.3 million, or 1.25% of total loans. The increase in the Company’s provision for loan losses for the year ended December 31, 2021 compared to the year ended December 31, 2020, is largely related to the provision for CCBX partner loans.  During the year ended December 31, 2021, a $8.6 million provision for loan losses was recorded for CCBX partner loans based on management’s analysis.  The factors used in management’s analysis for community bank loan losses indicated that a provision for loan losses of $1.2 million was needed for the year ended December 31, 2021.  The expected COVID-19 pandemic related loan losses have not materialized as originally anticipated in 2020, as evidenced by the low level of charge-offs and nonperforming loans. The economic environment is continuously changing and has shown some signs of improvement in 2021, with ongoing vaccination of its population and increased re-opening of economic activities, tempered by increased inflation, and a rise in new COVID-19 variants that have resulted in some economic uncertainty.  CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for loan losses.  Many agreements with our CCBX partners provide for a credit enhancement which protects the Bank by absorbing incurred losses.  In accordance with accounting guidance, we estimate and record a provision for probable losses for these CCBX loans.  When the provision for loan losses and provision for unfunded commitments is recorded, a recovery receivable is also recorded on the balance sheet through noninterest income (BaaS fees -credit enhancement).  Incurred losses are recorded in the allowance for loan losses, and as the credit enhancement recoveries are received from the CCBX partner, the recovery receivable is relieved.  Although many agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by absorbing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligations then the bank would be exposed to additional loan losses, as a result of this counterparty risk. The Company is not required to implement the provisions of the CECL accounting standard until January 1, 2023 and continues to account for the allowance for credit losses under the incurred loss model.

The following table presents the loans receivable and allowance for loan losses by segment for the period indicated:

	As of
	December 31, 2021
(Dollars in thousands)	Community Bank	CCBX	Total
Loans receivable	$1,396,060	$346,675	$1,742,735
Allowance for loan losses	(20,299)	(8,333)	(28,632)
Allowance for loan losses to total loans receivable	1.45%	2.40%	1.64%

Included in total loans is $111.8 million in PPP loans which are 100% guaranteed by the SBA.  The allowance for loan losses to loans receivable, excluding the guaranteed PPP loans, is approximately 1.75% and 1.62% at December 31, 2021 and 2020, respectively.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

The following tables present, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of or for the Year Ended December 31,
(Dollars in thousands)	2021	2020
Allowance at beginning of period	$19,262	$11,470
Provision for loan losses	9,915	8,308
Charge-offs:
Commercial and industrial loans	222	141
Real estate loans:
Construction, land and land development loans	-	369
Residential real estate loans	79	-
Consumer and other loans	339	15
Total charge-offs	640	525
Recoveries:
Commercial and industrial loans	67	5
Consumer and other loans	28	4
Total recoveries	95	9
Net charge-offs	(545)	(516)
Allowance at end of period	$28,632	$19,262
Allowance for loan losses to nonperforming loans	1657.90%	2705.34%
Allowance for loan losses to nonaccrual loans	12955.66%	2705.34%
Allowance for loan losses to total loans receivable	1.64%	1.25%
Net charge-offs to average loans	0.03%	0.04%

The allowance for loan losses to nonaccrual loans ratio increased substantially at December 31, 2021, compared to December 31, 2020 as a result of a decrease of $491,000 in nonaccrual community bank loans, combined with an increase of $9.4 million in the allowance for loan losses.  The increase in the allowance for loan losses for the year ended December 31, 2021 compared to the year ended December 31, 2020, is largely related to the increase in the allowance for CCBX partner loans.  At December 31, 2021, there was a balance of $8.3 million in the allowance for loan losses for CCBX partner loans, compared to $66,000 at December 31, 2020.

Although we believe that we have established our allowance for loan losses in accordance with GAAP and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio.  As a result of the COVID-19 pandemic and its impact to the economy, we increased our provision during the year ended December 31, 2020.  The expected loan losses have not materialized as originally anticipated in 2020, as evidenced by the low level of charge-offs and nonperforming loans, however if the COVID-19 pandemic worsens or continues indefinitely, preventing businesses and consumers from conducting business in the ordinary course, the Washington state and Puget Sound region may experience a continued economic downturn, and our asset quality could deteriorate, which may require material additional provisions for loan losses.

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

	At December 31,
	2021		2020
(Dollars in thousands)	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans
Commercial and industrial loans	$3,221	11.3%	$3,353	18.4%
Real estate loans:
Construction, land and land development loans	6,984	24.5	3,545	19.4
Residential real estate loans	4,598	16.2	3,410	18.7
Commercial real estate loans	6,590	23.1	7,810	42.8
Consumer and other loans	7,092	24.9	127	0.7
Total allocated	28,485		18,245

Unallocated	147		1,017
Total allowance for loan losses	$28,632		$19,262

Securities

We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits or other business purposes. At December 31, 2021, $35.0 million, or 95.4%, of our investment portfolio consisted of U.S. Treasury securities. The remainder of our securities portfolio was invested in municipal bonds, U.S. Agency collateralized mortgage obligations, and U.S. Agency residential mortgage-backed securities. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio and had much of our excess cash in overnight bank deposits at the Federal Reserve. At December 31, 2021, our loan-to-deposit ratio was 73.7%, which is lower compared to 108.9% as of December 31, 2020 as a result of the increased balance in interest earning deposits with other banks, primarily as a result of growth in CCBX deposits.  Our securities portfolio represented less than 2% of assets. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we anticipate investing excess funds to provide a higher return.

As of December 31, 2021, the carrying value of our investment securities totaled $36.6 million, an increase of $13.4 million, or 57.5%, compared to $23.2 million as of December 31, 2020. The increase in the securities portfolio was due to the purchase of $117.5 million in Treasury securities during the year ended December 31, 2021, which was needed to replace maturing securities and pledged to secure public deposits and for other purposes as required or permitted by law, partially offset by maturities and principal paydowns.  Investment securities represented 1.4%, and 1.3%, of total assets as of December 31, 2021 and 2020, respectively.

Our investment portfolio consists of securities classified as available for sale and, to a lesser amount, held to maturity. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

The following table summarizes the amortized cost and estimated fair value of certain of our investment securities as of the dates shown:

	As of December 31,
	2021		2020
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Securities available-for-sale:
U.S. Treasury securities	$34,999	$34,998	$19,997	$20,028
U.S. Government securities	-	-	-	-
U.S. Agency collateralized mortgage obligations	68	70	96	100
U.S. Agency residential mortgage-backed securities	3	3	10	10
Municipal bonds	252	256	254	261
Total available-for-sale securities	35,322	35,327	20,357	20,399
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	1,296	1,348	2,848	2,957
Total held-to-maturity securities	1,296	1,348	2,848	2,957
Total investment securities	$36,618	$36,675	$23,205	$23,356

All of our U.S. Agency residential mortgage-backed securities and U.S. Agency collateralized mortgage obligations are U.S. Government agency securities. As of December 31, 2021, we did not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio.

Our management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

As of December 31, 2021 and 2020, we did not own securities of any one issuer, other than the U.S. Government and its agencies, for which aggregate adjusted cost exceeded 10.0% of consolidated shareholders’ equity.

Restricted equity securities totaled $6.0 million as of December 31, 2021 and $5.2 million as of December 31, 2020  The increase was attributable to net additions of Federal Reserve, FHLB stock. Federal Reserve and FHLB stock are carried at par and do not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

The Company held a $750,000 equity interest during as of December 31, 2020, which consists of 1.6 million shares of common stock and 873,853 preferred shares.  During the year ended December 31, 2021, the Company recognized a $1.5 million

unrealized holding gain due to an observable price change in the equity.   The Company elects to account for the investments under ASC 321 Investments – Equity Securities without Readily Determinable Value.  The investments will be held at cost minus impairment.  This method should be applied until the investment does not qualify for the measurement election (e.g., if the investment has a readily determinable fair value). The Company will reassess at each reporting period whether the equity investment without a readily determinable fair value qualifies to be measured at cost minus impairment.

As of December 31, 2021, we held $100,000 in corporate equity securities which was recorded in other investments on the balance sheet. The equity interest consists of 9,000 shares of stock and was previously carried at cost of $500,000, which approximated fair value at time of purchase.  During the year ended December 31, 2020 the Company re-evaluated the value and recorded an unrealized loss on equity investment.

During the year ended December 31, 2021, the Company entered agreements for a capital commitment of up to $1.3 million in investment funds designed to help accelerate technology adoption at banks.  During the year the Company contributed $163,000 in with recognized losses of $3,000 during the year resulting in an equity interest of $160,000 for the year ended December 31, 2021.

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

	As of December 31, 2021
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying	Weighted Average	Carrying	Weighted Average	Carrying	Weighted Average	Carrying	Weighted Average	Carrying	Weighted Average
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Securities available-for-sale:
U.S. Treasury securities	$34,998	0.023%	$-	0.000%	$-	0.000%	$-	0.000%	$34,998	0.023%
U.S. Agency collateralized mortgage obligations	-	0.000%	-	0.000%	-	0.000%	70	2.666%	70	2.666%
U.S. Agency residential mortgage-backed securities	-	0.000%	3	3.322%	-	0.000%	-	0.000%	3	3.322%
Municipals	-	0.000%	256	2.601%	-	0.000%	-	0.000%	256	2.601%
Total available-for-sale	34,998	0.023%	259	2.609%	-	0.000%	70	2.666%	35,327	0.047%

Securities held to maturity:
U.S. Agency residential mortgage-backed securities	-	0.000%	-	0.000%	-	0.000%	1,296	2.520%	1,296	2.520%
Total held to maturity	-	0.000%	-	0.000%	-	0.000%	1,296	2.520%	1,296	2.520%

Total	$34,998	0.023%	$259	2.609%	$-	0.000%	$1,366	2.527%	$36,623	0.135%

Deposits

We offer a variety of deposit products that have a wide range of interest rates and terms, including demand, money market, savings, BaaS-brokered deposits and time accounts as well as reciprocal deposits. Reciprocal deposits enable us to provide an FDIC insured deposit option to customers that have balances in excess of the FDIC insurance limit.  This service trades our customers’ funds as certificates of deposit or interest bearing demand deposits in increments under the FDIC insured amount to other participating financial institutions and in exchange we receive time deposit or interest bearing demand investments from participating financial institutions in a reciprocal agreement.  We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels (internet and mobile), and personalized service to attract new deposits and retain existing deposits. Additionally, we offer deposit products through our CCBX segment.  Although the CCBX products are similar to the community bank offerings, the CCBX deposit products allow us to offer a broader range of partner specific products, which are often designed to reach specific under-served or under-banked populations served by our CCBX partners.

Total deposits as of December 31, 2021, were $2.36 billion, an increase of $942.5 million, or 66.3%, compared to $1.42 billion as of December 31, 2020. The overall increase in total deposits was achieved despite a decrease of $25.4 million in deposits compared to December 31, 2020, due to the sale of our Freeland branch. The increase in deposits was largely in core deposits, which increased $921.4 million to $2.25 billion from $1.33 billion at December 31, 2020.   The $921.4 million increase in core deposits is also largely from growth in the CCBX segment, which accounted for $610.3 million of the increase, combined with the initiatives to expand and grow banking relationships with new customers, which accounted for $311.1 million of the increase.  We define core deposits as all deposits except time deposits and brokered deposits. Additionally, as of December 31, 2021 we have access to $252.4 million in CCBX customer deposits that are currently being transferred from the Bank’s balance sheet to other financial institutions on a daily basis.  Depending on the circumstances of how the Bank retains these deposits and its relationship with the customer, these retained deposits could be classified as brokered deposits.

  We focus on growing core deposits and our branch managers, treasury service personnel and lenders work together to grow deposits from existing and new customers.

Included in total deposits is $716.3 million in CCBX deposits, an increase of $647.6 million, or 942.8%, compared to $68.7 million as of December 31, 2020.  CCBX customer deposit relationships include deposits with CCBX end customers, operating and non-operating deposit accounts.  The deposits from our CCBX segment are predominately classified as noninterest bearing, or NOW and money market accounts, but a portion of such CCBX deposits may be classified as brokered deposits as a result of the relevant relationship agreement.  Currently, the majority of CCBX deposits are noninterest bearing, however, as the Federal Reserve Open Market Committee raises interest rates, a majority of these accounts will bear interest and be reclassified to interest bearing deposits once rates exceed the minimum interest rate set in the program agreement and begin to earn interest.

Total noninterest bearing deposits as of December 31, 2021 were $1.36 billion, an increase of $763.6 million, or 128.9%, compared to $592.3 million as of December 31, 2020. The $763.6 million increase is primarily the result of growth in the CCBX segment, which accounted for $606.5 million of the increase, and expanding and growing banking relationships with new customers, which accounted for $157.1 million of the increase, including deposit relationships from PPP loans made to noncustomers, who moved their banking relationship to the Bank.  Noninterest bearing deposits represent 57.4% and 41.7% of total deposits for December 31, 2021 and December 31, 2020, respectively.

Total interest bearing account balances, excluding time deposits, as of December 31, 2021 were $964.4 million, an increase of $195.0 million, or 25.3%, from $769.4 million as of December 31, 2020.  Included in interest bearing account balances is $70.8 million in BaaS-brokered deposits, an increase of $37.3 million from December 31, 2020. Also included in interest bearing deposits is $3.8 million in reciprocal deposits.

Total time deposit balances as of December 31, 2021 were $43.5 million, a decrease of $16.2 million, or 27.1%, from $59.6 million as of December 31, 2020. The decrease is due to the strong increase in core deposits, and our focus on core deposits and letting higher rate deposits run off as they mature.  We have seen competitors increase rates on time deposits, and we have not globally matched their rates in response as we have been able to grow and retain less costly core deposits.

The following table sets forth deposit balances at the dates indicated.

	As of December 31,
	2021		2020
		Percent of		Percent of
(Dollars in thousands)	Amount	Total Deposits	Amount	Total Deposits
Demand, noninterest bearing	$1,355,908	57.4%	$592,261	41.7%
NOW and money market	789,709	33.4	658,323	46.3
Savings	103,956	4.4	77,611	5.4
Total core deposits	2,249,573	95.2	1,328,195	93.4
BaaS brokered deposits	70,757	3.0	33,482	2.4
Time deposits less than $100,000	14,961	0.6	19,315	1.4
Time deposits $100,000 and over	28,496	1.2	40,315	2.8
Total	$2,363,787	100.0%	$1,421,307	100.0%

The following table presents the CCBX deposits which are include in the total deposit portfolio table above:

	As of
	December 31, 2021		December 31, 2020
(Dollars in thousands, unaudited)	Balance	% to Total	Balance	% to Total

Demand, noninterest bearing	$636,675	88.9%	$30,144	43.9%
Interest bearing	8,827	1.2	5,062	7.4
Total core deposits	645,502	90.1	35,206	51.3
BaaS-brokered deposits	70,756	9.9	33,481	48.7
Total CCBX deposits	$716,258	100.0%	$68,687	100.0%

The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of December 31, 2021	As of December 31, 2020
Maturity Period:
Three months or less	$8,106	$11,050
Over three through six months	6,520	7,799
Over six through twelve months	8,925	13,006
Over twelve months	4,945	8,460
Total	$28,496	$40,315

Average deposits for the year ended December 31, 2021, were $1.90 billion, an increase of $662.2 million, or 53.5%, compared $1.24 billion for the year ended December 31, 2020.  The increase in average deposits was primarily due to an increase in core deposits, both in noninterest bearing deposits and in low interest rate interest bearing deposits.  Included in this increase is deposit relationships gained from PPP loans made to noncustomers that moved their banking/deposit relationship to the Bank.  Also included in this increase is growth in CCBX deposits.  We expect deposits to grow with continued growth in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by branch managers, treasury service personnel and lenders.

The average rate paid on total interest-bearing deposits was 0.12% for the year ended December 31, 2021, compared to 0.35% for the year ended December 31, 2020. The average rate paid on total interest-bearing deposits was 0.26% for the year ended December 31, 2021, compared to 0.59% for the year ended December 31, 2020. The average rate paid on BaaS-brokered deposits decreased 0.18% for the year ended December 31, 2021, compared to December 31, 2020, and NOW and money market accounts decreased 33 basis points, for the year ended December 31, 2021.  The decrease in average rate paid on deposit accounts for the year ended December 31, 2021, is the result of the decreased Fed funds rates since June 2019 and management lowering rates in response to the decrease; the impact of these rate decreases will continue to be reflected in future periods until market conditions change.  The market is expecting at least one if not two 25 basis point rate changes from the Federal Open Market Committee  (FOMC) in March of

2022.  A rate change in March would likely reverse our downward trend on deposits costs and result in increased deposit costs. Any further changes to the Fed funds rate and rate pressure from market competition is expected to continue to impact future cost of deposits and our pricing strategies.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Year Ended December 31,
	2021		2020
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand, noninterest bearing	$989,945	0.00%	$513,550	0.00%
NOW and money market	740,045	0.24	559,582	0.57
Savings	93,409	0.03	68,172	0.05
BaaS brokered deposits	26,020	0.35	21,808	0.53
Time deposits less than $100,000	16,838	1.06	19,975	1.07
Time deposits $100,000 and over	33,794	0.71	54,742	1.38
Total deposits	$1,900,051	0.12%	$1,237,829	0.35%

The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2021 and 2020, was 52.1% and 41.5%, respectively.

Factors affecting the cost of funding interest-bearing assets include the volume of noninterest- and interest-bearing deposits, changes in market interest rates and economic conditions in the Puget Sound region and their impact on interest paid on deposits, competition from other financial institutions, as well as the ongoing execution of our growth strategies. Cost of total interest-bearing liabilities is calculated as total interest expense divided by average total interest-bearing deposits plus average total borrowings. Our cost of total interest-bearing liabilities was 0.36% and 0.64% for the years ended December 31, 2021 and 2020, respectively. The decrease in our cost of deposits in 2021 was primarily due to rate decreases from the Federal Reserve since June 2019 and the subsequent lowering of rates by management in response to the decrease and overall market conditions.  We actively manage our interest rates on deposits, however, rate changes from the Federal Reserve and competition can impact our deposit costs.  The Federal Reserve has indicated that it is considering increasing rates in 2022.

Uninsured Deposits

The FDIC insures our deposits up to $250,000 per depositor, per insured bank for each account ownership category.  Deposits that exceed insurance limits are uninsured. At December 31, 2021, deposits totaled $2.36 billion, of which total estimated uninsured deposits were $823.5 million. At December 31, 2020, deposits totaled $1.42 billion, of which total estimated uninsured deposits were $618.4 million.

The table below shows the estimated uninsured time deposits, by account, for the maturity periods indicated:

(Dollars in thousands)	As of December 31, 2021
Maturity Period:
Three months or less	$1,463
Over three through six months	558
Over six through twelve months	539
Over twelve months	1,841
Total	$4,401

Borrowings

We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of December 31, 2021, and December

31, 2020, total borrowing capacity of $21.9 million and $21.3 million, respectively, was available under this arrangement.  As of December 31, 2021, and December 31, 2020, Federal Reserve borrowings against our line of credit totaled zero.

Paycheck Protection Program Liquidity Facility. To bolster the effectiveness of the SBA’s PPP loan program, the Federal Reserve supplied liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The PPP provided loans to small businesses so that they can keep their employees on the payroll and pay for other allowed expenses. If the borrowers meet certain criteria, the loan may be forgiven.  The PPPLF extended credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. The interest rate was 0.35% and as PPP loans were paid down, the borrowing line also had to be paid down.  The borrowing was paid in full in June 2021 and as of December 31, 2021, no PPPLF advances were outstanding, compared to $153.7 million as of December 31, 2020.  PPPLF advances were a new borrowing arrangement beginning in 2020 that had favorable capital treatment and was specific to the PPP loan program.  The last day to take new advances on the PPPLF was July 31, 2021.

The table below provides details on PPPLF borrowings for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Maximum amount outstanding at any month-end during period:
PPPLF Advances	$185,894	$202,595
Average outstanding balance during period:
PPPLF Advances	$68,699	$124,068
Weighted average interest rate during period:
PPPLF Advances	0.35%	0.35%
Balance outstanding at end of period:
PPPLF Advances	$-	$153,716
Weighted average interest rate at end of period:
PPPLF Advances	0.00%	0.35%

Federal Home Loan Bank (“FHLB”) Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of December 31, 2021 and 2020, total borrowing capacity of $101.3 million and $90.7 million, respectively, was available under this arrangement. As of December 31, 2021, we borrowed a total of $25.0 million in FHLB medium term advances.  This includes a $10.0 million advance that matures in March 2023 and a $15.0 million advance that matures in March 2025. FHLB advances totaled $25.0 million as of December 31, 2021.   Although there are no immediate plans to borrow additional funds, additional borrowing capacity of $76.3 million was available under this arrangement as of December 31, 2021.

The following table presents details on FHLB short term borrowings for the periods indicated:

	As of and For the Years Ended December 31,
(Dollars in thousands)	2021	2020
Maximum amount outstanding at any month-end during period:
FHLB Advances	$100	$2,260
Average outstanding balance during period:
FHLB Advances	$-	$67
Weighted average interest rate during period:
FHLB Advances	0.25%	1.84%
Balance outstanding at end of period:
FHLB Advances	$-	$-
Weighted average interest rate at end of period:
FHLB Advances	0.00%	0.00%

The following table presents details on FHLB medium term borrowings for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Maximum amount outstanding at any month-end during period:
FHLB Advances	$24,999	$24,999
Average outstanding balance during period:
FHLB Advances	$24,999	$20,669
Weighted average interest rate during period:
FHLB Advances	1.13%	1.13%
Balance outstanding at end of period:
FHLB Advances	$24,999	$24,999
Weighted average interest rate at end of period:
FHLB Advances	1.13%	1.13%

Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust (the “Trust”), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The debentures bear interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. The effective rate as of December 31, 2021 and 2020, was 2.30% and 2.32%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust Securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.

Subordinated Debt. In August 2021, the Company issued a subordinated note in the amount of $25.0 million.  The note matures on September 1, 2031, and bears interest at the rate of 3.375% per year for five years and, thereafter, reprices quarterly beginning September 1, 2026, at a rate equal to the three-month SOFR plus 2.76%.  The five-year 3.375% interest period ends on September 1, 2026.  We may redeem the subordinated note, in whole or in part, without premium or penalty, in principal redemption multiples of $1,000, after August 18, 2026, subject to any required regulatory approvals.  Proceeds were used to repay $10.0 million in existing 5.65% interest subordinated debt on August 9, 2021 and $11.5 million was contributed to the Bank as capital during the year ended December 31, 2021.

Equity Offering

During the quarter ended December 31, 2021, the Company completed a public offering of 851,853 shares of its common stock at a price to the public of $40.50 per share.  Gross proceeds from the offering of $34.5 million, before deducting underwriting discounts and offering expenses, will be used for general corporate purposes, including, without limitation, to support investment opportunities and the Bank’s growth.  A total of $15.0 million of those proceeds was contributed to the Bank, and the balance of the amount was retained in cash at the Company level.

Liquidity and Capital Resources

Liquidity Management

Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Relationships with CCBX partners could impact liquidity risk.  The loss of partners could put pressure on liquidity, requiring the Company to pay higher funding rates, which would also impact net income. Changes in economic conditions or exposure to credit, market, and operational, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity management.

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

Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available-for-sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail, commercial, and BaaS deposits, advances from the FHLB and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve discount window, draws on established federal funds lines from unaffiliated commercial banks, funds from online rate services, brokered funds, a one-way buy through an ICS account, and the issuance of debt or equity securities. During the quarter ended September 30, 2021, the Company entered into a subordinated note purchase agreement pursuant to which we issued and sold $25.0 million in subordinated notes.  The proceeds were used to repay existing higher rate debt, with the balance of the net proceeds retained for general corporate purposes.  During the quarter ended December 31, 2021, the Company completed a public offering of 851,853 shares of its common stock at a price to the public of $40.50 per share.  Gross proceeds from the offering of $34.5 million, before deducting underwriting discounts and offering expenses, will be used for general corporate purposes, including, without limitation, to support investment opportunities and the Bank’s growth.  A total of $15.0 million of those proceeds were contributed to the Bank in 2021, and the balance of the amount was retained in cash at the Company level.  Additionally, as of December 31, 2021 we have access to $252.4 million in CCBX customer deposits that are currently being transferred off the Bank’s balance sheet to other financial institutions on a daily basis.  Depending on the circumstances of how the Bank retains these deposits and its relationship with the customer, these retained deposits could be classified as brokered deposits.  We also added a new liquidity source, which provides an overnight, one-way purchase of funds that would be classified as brokered deposits, but do not anticipate using it very often.  We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary and are closely monitoring liquidity in this uncertain economic environment.

The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs for the next few years. The Company down-streamed $26.5 million of capital during the year ended December 31, 2021, bringing the Company’s cash holding to $24.3 million at December 31, 2021.  The Company uses approximately $1.3 million for debt servicing and operating purposes each year, leaving about $19.9 million for other purposes after deducting $2.6 million to cover operating purposes for the next two years, and $1.8 million for possible future investments.  In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. See “Item 1. Business—Regulation and Supervision—Bank Holding Company Regulation—Dividends” for additional discussion about these limitations.  We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs. For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs and the Bank targets a liquidity ratio of 5% or greater of assets. Both of these minimum liquidity levels are on-balance sheet sources. Per policy and the Bank’s liquidity contingency plan, in event of a liquidity emergency the Bank can utilize wholesale funds in an amount up to 30% of assets. PPPLF borrowings are not considered wholesale funds for the purpose of calculating the 30% of assets limit. Since the Bank uses only a small portion of its borrowing capacity, the Bank has access to funds if needed in a liquidity emergency.

Capital Adequacy

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital levels relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank level. The Company will become subject to regulatory capital requirements once its consolidated assets exceed a certain threshold. Currently, the Company operates under the Federal Reserve’s Small Bank Holding Company Policy Statement,” which creates an exception to the application of consolidated capital requirements for certain bank holding companies with less than $3 billion of consolidated assets. See “Item 1.  Business—Regulation and Supervision—Bank Regulation and Supervision—Capital Adequacy” for additional discussion regarding the regulatory capital requirements applicable to the Bank.

As of  December 31, 2021, and 2020, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we will monitor our capital needs and manage our growth in order to remain in compliance with all regulatory capital standards applicable to us.

Under the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“U.S. Basel III rules”), the Bank must maintain a capital conservation buffer of common equity Tier 1 capital of 2.50% above the minimum risk-based capital ratios.  The Company and the Bank exceed all capital adequacy requirements to which they are subject, including the U.S. Basel III rules, as of December 31, 2021.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes (1)		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2021
Leverage Capital (to average assets)
Company	$204,585	8.07%	$101,460	4.00%	$126,826	5.00%
Bank Only	201,783	7.96%	101,350	4.00%	126,687	5.00%
Common Equity Tier 1 risk-based capital ratio (to risk-weighted assets)
Company	201,085	11.06%	81,834	4.50%	118,205	6.50%
Bank Only	201,783	11.12%	81,623	4.50%	117,900	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	204,585	11.25%	109,112	6.00%	145,483	8.00%
Bank Only	201,783	11.12%	108,830	6.00%	145,107	8.00%
Total Capital (to risk-weighted assets)
Company	252,405	13.88%	145,483	8.00%	181,854	10.00%
Bank Only	224,545	12.38%	145,107	8.00%	181,384	10.00%

December 31, 2020
Leverage Capital (to average assets)
Company	$143,532	9.05%	$63,454	4.00%	$79,318	5.00%
Bank Only	147,262	9.29%	63,421	4.00%	79,276	5.00%
Common Equity Tier 1 risk-based capital ratio (to risk-weighted assets)
Company	140,032	11.27%	55,935	4.50%	80,795	6.50%
Bank Only	147,262	11.86%	55,879	4.50%	80,713	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	143,532	11.55%	74,580	6.00%	99,440	8.00%
Bank Only	147,262	11.86%	74,505	6.00%	99,340	8.00%
Total Capital (to risk-weighted assets)
Company	169,123	13.61%	99,440	8.00%	124,300	10.00%
Bank Only	162,837	13.11%	99,340	8.00%	124,175	10.00%

(1) Presents the minimum capital adequacy requirements that apply to the Bank (excluding the capital conservation buffer) and that would apply to the Company if it were not eligible to operate under the Small Bank Holding Company Policy Statement.

Material Cash Requirements and Capital Resources

The following table provides the material cash requirements from known contractual and other obligations as of December 31, 2021:

		Less than	Over
(Dollars in thousands)	Total	1 Year	1 year	Other (1)
Cash requirements
Time Deposits	$43,457	$33,985	$9,472	$-
FHLB advances	24,999	-	24,999	-
Subordinated note	25,000	-	25,000	-
Junior subordinated debentures	3,609	-	3,609	-
Deferred compensation plans	1,110	175	935	-
Operating leases	7,338	1,280	6,058	-
Non-maturity deposits	2,320,330	-	-	2,320,330
Unfunded commitments - loans and letters of credit	912,602	912,602	-	-
Equity investment commitment	1,090	1,090	-	-

(1) Represents the undefined maturity of non-maturing deposits, including noninterest bearing demand deposits, interest bearing demand deposits, money market accounts, savings accounts and brokered deposits, which can generally be withdrawn on demand.

We maintain sufficient cash and cash equivalents and investment securities to meet short-term cash requirements and the levels of these assets are dependent on our operating, investing and financing activities during any given period. Cash on hand, cash at third-party banks, investments available-for-sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail, commercial, and BaaS deposits, advances from the FHLB and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve discount window, draws on established federal funds lines from unaffiliated commercial banks, funds from online rate services, brokered funds, a one-way buy through an ICS account, and the issuance of debt or equity securities.

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

As of December 31, 2021, we held $202.9 million in capital call lines, included in commercial and industrial loans, provided to venture capital firms through one of our BaaS clients.  These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every line.

As of December 31, 2021, we had $909.6 million in commitments to extend credit, compared to $318.0 million as of December 31, 2020.  The $591.6 million increase is largely attributed to growth in our CCBX segment, due to the addition of new partners, resulting in an increase of $521.5 million in commitments to extend credit on CCBX loans.  The following table presents commitments associated with outstanding commitments to extend credit, standby and commercial letters of credit and equity investment commitments as of the periods indicated:

	As of December 31,
(Dollars in thousands)	2021	2020
Commitments to extend credit:
Commercial and industrial loans - capital call lines	$415,956	$128,208
Commercial and industrial loans - other	70,848	61,676
Construction – commercial real estate loans	90,946	69,866
Construction – residential real estate loans	43,339	18,489
Commercial real estate loans	23,248	20,482
Residential real estate loans	101,715	18,128
Other	163,510	1,101
Total commitments to extend credit	$909,562	$317,950
Standby letters of credit	$3,040	$2,754
Equity investment commitment	$1,090	$-

Commitments to extend credit on CCBX loans are included in the table above and are summarized below:

	As of December 31,
	2021	2020
	(dollars in thousands)
Commitments to extend credit:
Commercial and industrial loans	$415,956	$128,208
Construction - commercial real estate loans	-	-
Construction - residential real estate loans	-	-
Commercial real estate loans	-	-
Residential real estate loans	71,453	-
Other	162,266	-
Total commitments to extend credit	$649,675	$128,208

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

We believe that we will be able to meet our long-term cash requirements as they come due. Adequate cash levels are expected through profitability, repayments from loans and securities, deposit gathering activity, access to borrowing sources and periodic loan sales.

CCBX – BaaS Reporting Information

Beginning with and during the year ended December 31, 2021, $9.1 million was recorded in BaaS fees - credit enhancements related to the provision for loan losses and reserve for unfunded commitments for CCBX partner loans.  Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by absorbing incurred losses.  In accordance with accounting guidance, we estimate and record a provision for probable losses for these CCBX loans.  When the provision for loan losses and provision for unfunded commitments is recorded, a recovery receivable is also recorded on the balance sheet through noninterest income (BaaS fees -credit enhancement).  Incurred losses are recorded in the allowance for loan losses, and as the credit enhancement recoveries are received from the CCBX partner, the recovery receivable is relieved.  Agreements with our CCBX partners also provide protection to the Bank from fraud by absorbing incurred fraud losses.  Fraud losses are recorded when incurred as losses in noninterest expense, and the recovery received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement.  Although many agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by absorbing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligations then the bank would be exposed to additional loan losses, as a result of this counterparty risk.

For CCBX partner loans the Bank records contractual interest earned from the borrower on loans in interest income, adjusted for origination costs which are paid or payable to the CCBX partner.  BaaS loan expense represents the amount paid or payable to partners for credit enhancement and servicing CCBX loans. To determine net revenue (Net BaaS loan  income) earned from CCBX loan relationships, one takes BaaS loan interest income and deducts BaaS loan expense to arrive at Net BaaS loan income which can be compared to interest income on the Company’s community bank loans.

The following table illustrates how CCBX partner loan income and expenses are recorded in the financial statements:

Loan income and related loan expense	Year Ended
	December 31,		Increase
(Dollars in thousands)	2021	2020	(Decrease)
BaaS loan interest income	$6,532	$731	$5,801
Less: BaaS loan expense	2,976	294	2,682
Net BaaS loan income	3,556	437	3,119

The addition of new CCBX partners resulted in increases in direct fees, expenses and interest for the year ended December 31, 2021 compared to December 31, 2020.  The following tables are a summary of the direct fees, expenses and interest components of BaaS for the periods indicated and are not inclusive of all income and expense related to BaaS.

Interest income	Year Ended
	December 31,		Increase
(Dollars in thousands)	2021	2020	(Decrease)
Loan interest income	$6,532	$731	$5,801
Total BaaS interest income	$6,532	$731	$5,801

Interest expense	Year Ended
	December 31,		Increase
(Dollars in thousands)	2021	2020	(Decrease)
BaaS interest expense	$99	$178	$(79)
Total BaaS interest expense	$99	$178	$(79)

Noninterest income	Year Ended
	December 31,		Increase
(Dollars in thousands)	2021	2020	(Decrease)
Program income:
Servicing and other BaaS fees	$5,011	$1,758	$3,253
Interchange	701	14	687
Total program income	5,712	1,772	3,940
Reimbursements and guarantees:
Credit enhancement recovery	9,086	-	9,086
Fraud recovery	1,505	-	1,505
Reimbursement of expenses	1,004	593	411
Total reimbursements and guarantees	11,595	593	11,002
Total BaaS fees	$17,307	$2,365	$14,942

Noninterest expense	Year Ended
	December 31,		Increase
(Dollars in thousands)	2021	2020	(Decrease)
BaaS loan expense	$2,976	$294	$2,682
BaaS fraud expense	1,505	-	1,505
Total BaaS expense	$4,481	$294	$4,187

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

Reconciliations of the GAAP and non-GAAP measures are presented in the following table.

	Year Ended
(Dollars in thousands, unaudited)	December 31, 2021	December 31, 2020
Adjusted allowance for loan losses to loans receivable:
Total loans, net of deferred fees	$1,742,735	$1,547,138
Less: PPP loans	(111,813)	(365,842)
Less: net deferred fees on PPP loans	3,633	5,803
Adjusted loans, net of deferred fees	$1,634,555	$1,187,099
Allowance for loan losses	$(28,632)	$(19,262)
Allowance for loan losses to loans receivable	1.64%	1.25%
Adjusted allowance for loan losses to loans receivable	1.75%	1.62%

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Estimated Increase (Decrease) in Net Interest Income
Change in Market Interest Rates	Twelve Month Projection December 31, 2021	Twelve Month Projection December 31, 2020
Static Balance Sheet and Rate Shifts
+400 basis points	36.7%	18.2%
+300 basis points	27.2	13.7
+200 basis points	17.9	9.1
+100 basis points	8.5	4.5
-100 basis points	(9.7)	(3.7)
-200 basis points	(15.4)	(6.8)
-300 basis points	(19.9)	(9.8)

Dynamic Balance Sheet and Rate Shifts
+400 basis points	38.5	22.8
+300 basis points	28.7	17.1
+200 basis points	18.8	11.4
+100 basis points	9.1	5.6
-100 basis points	(11.8)	(4.3)
-200 basis points	(19.4)	(7.4)
-300 basis points	(23.0)	(10.5)

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

The information required by this item follows.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Coastal Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coastal Financial Corporation and Subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 11, 2022

We have served as the Company’s auditor since 2016.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

ASSETS
	December 31,	December 31,
	2021	2020
Cash and due from banks	$14,496	$18,965
Interest earning deposits with other banks (restricted cash of $0 at December 31, 2021 and December 31, 2020)	798,665	144,152
Investment securities, available for sale, at fair value	35,327	20,399
Investment securities, held to maturity, at amortized cost	1,296	2,848
Other investments	8,478	6,059
Loans receivable	1,742,735	1,547,138
Allowance for loan losses	(28,632)	(19,262)
Total loans receivable, net	1,714,103	1,527,876
Premises and equipment, net	17,219	17,108
Operating lease right-of-use assets	6,105	7,120
Accrued interest receivable	8,105	8,616
Bank-owned life insurance, net	12,254	7,082
Deferred tax asset, net	6,818	3,799
Other assets	12,651	2,098
Total assets	$2,635,517	$1,766,122

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$2,363,787	$1,421,307
Federal Home Loan Bank (FHLB) advances	24,999	24,999
Paycheck Protection Program Liquidity Facility	-	153,716
Subordinated debt
Principal amount $25,000 (less unamortized debt issuance costs of $712), Principal amount $10,000 (less unamortized debt issuance costs of $7), at December 31, 2021 and December 31, 2020, respectively)	24,288	9,993
Junior subordinated debentures
Principal amount $3,609 (less unamortized debt issuance costs of $23 and $25 at December 31, 2021 and December 31, 2020, respectively)	3,586	3,584
Deferred compensation	744	863
Operating lease liabilities	6,320	7,323
Accrued interest payable	357	531
Other liabilities	10,214	3,589
Total liabilities	2,434,295	1,625,905
Commitments and contingencies (Note 13)
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at December 31, 2021 and 2020; issued and outstanding: zero shares at December 31, 2021 and 2020	-	-
Common stock, no par value:
Authorized: 300,000,000 shares at December 31, 2021 and December 31, 2020: 12,875,315 voting shares at December 31, 2021 issued and outstanding, and 11,954,327 voting shares at December 31, 2020 issued and outstanding	121,845	87,815
Retained earnings	79,373	52,368
Accumulated other comprehensive income, net of tax	4	34
Total shareholders’ equity	201,222	140,217
Total liabilities and shareholders’ equity	$2,635,517	$1,766,122

See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except for per share data)

	Year ended December 31,
	2021	2020
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$82,112	$61,910
Interest on investment securities	79	230
Interest on interest earning deposits with other banks	608	663
Dividends on other investments	284	235
Total interest income	83,083	63,038
INTEREST EXPENSE
Interest on deposits	2,327	4,288
Interest on borrowed funds	1,319	1,364
Total interest expense	3,646	5,652
Net interest income	79,437	57,386
PROVISION FOR LOAN LOSSES	9,915	8,308
Net interest income after provision for loan losses	69,522	49,078
NONINTEREST INCOME
BaaS fees	17,307	2,365
Deposit service charges and fees	3,698	3,091
Loan referral fees	2,126	1,726
Unrealized holding gain (loss) on equity investment, net	1,469	(400)
Gain on sale of branch, net	1,263	-
Mortgage broker fees	920	655
Gain on sales of loans, net	396	82
Other income	939	663
Total noninterest income	28,118	8,182
NONINTEREST EXPENSE
Salaries and employee benefits	37,101	23,302
Occupancy	4,128	3,977
BaaS expense	4,481	294
Software licenses, maintenance and subscription	2,827	1,320
Data processing	2,959	2,348
Legal and professional fees	3,133	1,762
Excise taxes	1,589	1,057
Director and staff expenses	1,205	800
Federal Deposit Insurance Corporation (“FDIC”) assessments	1,632	522
Marketing and promotional	451	317
Other expense	3,757	2,420
Total noninterest expense	63,263	38,119
Income before provision for income taxes	34,377	19,141
PROVISION FOR INCOME TAXES	7,372	3,995
NET INCOME	$27,005	$15,146
Basic earnings per common share	$2.25	$1.27
Diluted earnings per common share	$2.16	$1.24
Weighted average number of common shares outstanding:
Basic	12,022,954	11,920,735
Diluted	12,521,426	12,209,371

See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year ended December 31,
	2021	2020
NET INCOME	$27,005	$15,146
OTHER COMPREHENSIVE (LOSS) INCOME, before tax
Securities available-for-sale
Unrealized holding (loss) gain during the year	(38)	83
Income tax benefit (provision) related to unrealized holding gain	8	(17)
OTHER COMPREHENSIVE (LOSS) INCOME , net of tax	(30)	66
COMPREHENSIVE INCOME	$26,975	$15,212

See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2019	11,913,885	$86,983	$37,222	$(32)	$124,173
Net income	-	-	15,146	-	15,146
Issuance of restricted stock awards, net of forfeitures	9,142	-	-	-	-
Exercise of stock options	31,300	202	-	-	202
Stock-based compensation	-	630	-	-	630
Other comprehensive income	-	-	-	66	66
BALANCE, December 31, 2020	11,954,327	$87,815	$52,368	$34	$140,217
Net income	-	-	27,005	-	27,005
Issuance of restricted stock awards, net of forfeitures	18,565	-	-	-	-
Exercise of stock options	50,570	359	-	-	359
Stock-based compensation	-	1,284	-	-	1,284
Stock issuance and net proceeds from public offering	851,853	32,387	-	-	32,387
Other comprehensive loss	-	-	-	(30)	(30)
BALANCE, December 31, 2021	12,875,315	$121,845	$79,373	$4	$201,222

See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,005	$15,146
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,915	8,308
Depreciation and amortization	1,587	1,356
Loss on disposition of fixed assets	-	12
Decrease in operating lease right-of-use assets	1,056	1,393
Decrease in operating lease liabilities	(1,044)	(1,377)
Gain on sales of loans	(396)	(82)
Net premium amortization (discount accretion) on investment securities	32	46
Unrealized (gain) loss on equity investment	(1,469)	400
Stock-based compensation	1,284	630
Gain on sale of branch, net	(1,263)	-
Bank-owned life insurance earnings	(172)	(200)
Deferred tax expense	(3,011)	(1,074)
Net change in other assets and liabilities	(3,677)	(5,228)
Total adjustments	2,842	4,184
Net cash provided by operating activities	29,847	19,330
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest earning deposits with other banks	(654,513)	(60,248)
Purchase of investment securities available-for-sale	(117,493)	(29,986)
Change in other investments, net	(950)	(1,954)
Principal paydowns of investment securities available-for-sale	33	48
Principal paydowns of investment securities held-to-maturity	1,515	1,437
Maturities and calls of investment securities available -for-sale	102,500	38,000
Purchase of bank owned life insurance	(5,000)	-
Purchase of loans	(60,260)	-
Proceeds from sale of loans	4,092	1,120
Increase in loans receivable, net	(141,503)	(609,589)
Net cash transfer for branch sale	(19,980)	-
Purchases of premises and equipment, net	(2,593)	(5,368)
Net cash used by investing activities	(894,152)	(666,540)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW, money market and savings	980,766	475,575
Net decrease in time deposits	(14,223)	(22,227)
Net repayments from short-term FHLB borrowings	-	(10,000)
Proceeds from long-term FHLB borrowings	-	24,999
Increase from subordinated debt proceeds	24,263	-
Decrease from subordinated debt repayment	(10,000)	-
Proceeds from PPPLF borrowings	-	205,648
Repayments from PPPLF borrowings	(153,716)	(51,932)
Proceeds from public offering	32,387	-
Proceeds from exercise of stock options	359	202
Net cash provided by financing activities	859,836	622,265
NET INCREASE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	(4,469)	(24,945)
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	18,965	43,910
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of year	$14,496	$18,965
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$3,820	$6,547
Income taxes paid	8,759	5,355
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$(37)	$83
In conjunction with ASU 2016-02 as detailed in Note 6 to the Consolidated Financial Statements, the following assets & liabilities were recognized:
Operating lease right-of-use assets	$41	$-
Operating lease liabilities	$(41)	$-

See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of operations - Coastal Financial Corporation (“Corporation” or “Company”) is a registered bank holding company whose wholly owned subsidiaries are Coastal Community Bank (“Bank”) and Arlington Olympic LLC. The Company is a Washington state corporation that was organized in 2003. The Bank was incorporated and commenced operations in 1997 and is a Washington state-chartered commercial bank and Federal Reserve System (“Federal Reserve”) state member bank. Arlington Olympic LLC was formed in 2019 and owns the Arlington branch, which the Bank leases from the LLC.

The Company operates through the Bank and is headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County.  The Company’s business is conducted through two reportable segments:  The community bank and CCBX.  The community bank offers a full range of banking services to small and medium-sized businesses, professionals, and individuals throughout the greater Puget Sound area through its 14 branches in Snohomish, Island and King Counties, the Internet, and its mobile banking application. The Company also has a CCBX segment which provides Banking as a Service (“BaaS”) enabling broker dealers and digital financial service providers to offer their clients banking services. Through CCBX’s partners the Company is able to offer banking services and products across the nation.

The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The community bank’s loans and deposits are primarily within the greater Puget Sound area, while CCBX loans and deposits are dependent upon the partner’s market.  The Bank’s primary funding source is deposits from customers. The Bank is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has regulatory and supervisory authority over the Company.

Financial statement presentation - The accompanying audited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for reporting requirements and practices within the banking industry.  Amounts presented in the consolidated financial statements and footnote tables are rounded and presented in thousands of dollars except per-share amounts, which are presented in dollars. In the narrative footnote discussion, amounts are rounded to thousands and presented in dollars.

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

Subsequent Events - The Company has evaluated events and transactions subsequent to December 31, 2021 for potential recognition or disclosure.

Cash equivalents and cash flows - For the purpose of presentation in the statements of cash flows, the Company considers all amounts included in the balance sheet under “cash and due from banks”, all of which have original maturity dates of three months or less, and restricted cash, as cash equivalents. Interest-bearing deposits at other financial institutions (excluding restricted cash), federal funds sold, and cash flows from loans and deposits are reported as net increases or decreases under cash flows from investing activities or from financing activities.

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

Other investments - Other investments on the balance sheet consists of direct equity investments in stock of the Federal Home Loan Bank of Des Moines (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), Pacific Coast Banker’s Bancshares, Neocova Corporation, and Synctera Incorporated, additionally, other investments include investments in two equity funds.

As a Federal Reserve member bank, the Bank is required to own stock in the FRB in an amount based on the Bank’s capital. The recorded amount of the FRB stock equals its fair value because the shares can only be redeemed by the FRB at their par value. The Bank’s investment in FRB stock was $2.8 million at December 31, 2021 and 2020.

The Bank, as a member of the FHLB, is required to maintain an investment in capital stock of FHLB in an amount equal to 4% of advances outstanding, plus 0.12% of total assets from the prior fiscal year end. The recorded amount of FHLB stock equals its fair value because the shares can only be redeemed by FHLB at the $1 per share par value. The investment in FHLB stock was $3.1 million and $2.4 million at December 31, 2021 and 2020, respectively.

The investment in Pacific Coast Banker’s Bancshares (“PCBB”) stock consists of an equity security. This investment is carried at its cost of $100,000 at December 31, 2021 and 2020, which approximates its fair value.

The Company has the following equity investments which do not have a readily determinable fair value and are held at cost minus impairment if any, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer.  This method will be applied until the investments do not qualify for the measurement election (e.g., if the investment has a readily determinable fair value).   The Company will reassess at each reporting period whether the equity investments without a readily determinable fair value qualifies to be measured at cost minus impairment.

As of December 31, 2021 and December 31, 2020 the Company has $2.2 million and $750,000, respectively, equity interest in a specialized bank technology company which consists of 1.6 million shares of common stock and 873,853 preferred shares.  During the year ended December 31, 2021, the Company reassessed the value and recognized a $1.5 million unrealized holding gain as a result of an observable price change.

The Company holds a $100,000 equity interest in a technology company at December 31, 2021, which consists of 9,000 shares of stock and is carried at cost less impairment, which approximates its fair value. During the year ended December 31, 2020 the Company re-evaluated the value and recorded an impairment of $400,000 on this equity investment.

Additionally, the Company committed up to a $500,000 equity investment in a company during the year ended December 31, 2021.  No contribution has been made as of December 31, 2021.

During the year ended December 31, 2021, the Company entered into agreements with two investment funds designed to help accelerate technology adoption at banks.  These equity investments are held at fair value.  During the year ended December 31, 2021, the Company committed up to $1.1 million in capital for these equity funds, however, the Company is not obligated to fund these commitments prior to a capital call. During the year the Company contributed $163,000 in with recognized losses of $3,000 during the year resulting in an equity interest of $160,000 for the year ended December 31, 2021.

Loans and allowance for loan losses – Loans are stated at the principal amount outstanding less the allowance for loan losses and net of any deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the level yield methodology and a method that approximates the level yield methodology. Interest income on loans is recognized based upon the principal amounts outstanding. Generally, the accrual of interest is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are 90 days past due as to either principal or interest, unless they are well secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed against current income. If management determines that the ultimate collectability of principal or interest is in doubt, cash receipts on nonaccrual loans are applied to reduce the principal balance on a cash-basis method, until the loans qualify for return to accrual status or principal is paid in full. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current, borrower has demonstrated ability to make regular payments, generally a period of at least six months, and future payments are reasonably assured.

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

The allowance consists of specific and general components. The specific component relates to loans that are determined to be impaired.  For such loans (including troubled debt restructurings), an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers various loans and is based on the probability of default and loss given default, type of loan, peer information, risk rating and adjusted for qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impacts of local, regional and national economic factors on the quality of the loan portfolio. Community bank and CCBX loans are assessed at either the individual loan level or pooled, depending on loan type and characteristics of the loan. Consumer loans and smaller balance loans are typically assessed as homogeneous loan pools. Based on management’s analysis, the Company records a provision for loan losses to maintain the allowance at appropriate levels.

CCBX lending partners originate various loan types, and as of December 31, 2021, include consumer, commercial and home equity loans.  CCBX consumer loans have a higher level of expected losses than community bank loans which is reflected in the higher loss factors for the allowance for loan losses. Estimated loss rates for CCBX loans vary by partner, and might be based on actual partner experience, realized losses or losses for comparable products, industry averages, or the Company’s loss rate for similar loans.  Many of the agreements with our CCBX partners provide for a credit enhancement which helps protect the Bank by absorbing incurred losses.  CCBX credit enhancements are free-standing and is accounted separately from the allowance for loan loss. In accordance with accounting guidance, we estimate and record a provision for probable losses for these CCBX loans, without regard to the credit enhancement.  When the provision for loan losses is recorded, a free-standing credit enhancement receivable is recorded on the balance sheet through noninterest income (BaaS fees -credit enhancement).  Charge-offs of CCBX partner loans are recorded against the allowance for loan losses. When collected from the credit enhancement cash reserve account or the CCBX partner, the credit enhancement receivable is relieved.  If a CCBX lending partner is unable to fulfill their contractual obligations under the credit enhancement, then the Bank would be exposed to additional loan losses as a result of this counterparty risk and would have to absorb any loan losses associated with the CCBX partner that cannot fulfill its contractual obligations. Management believes the balance would be recoverable in the event of bankruptcy of the partner, but there are no guarantees that bankruptcy court will rule in the Company’s favor. Credit-worthiness of CCBX partners are evaluated as part of initial due diligence and quarterly thereafter.

A community bank loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. CCBX consumer loans and home equity loans are treated as homogenous pools and are not subject to individual impairment analysis.

A troubled debt restructuring (“TDR”) is a loan for which the Company, for reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. TDRs are individually evaluated for impairment and included in the separately identified impairment disclosures. TDRs are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral-dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of allowance on that loan in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired. The Company incorporates recent historical experience with TDRs including the performance of TDRs that subsequently default into the calculation of the allowance by loan portfolio segment.

Loans held-for-sale - Loans held-for-sale consist of the guaranteed portion of SBA loans and United States Department of Agriculture (USDA) loans the Company intends to sell after origination and are reflected at the lower of aggregate cost or fair value. Loans are generally sold with servicing of the sold portion retained by the Company when the sale of the loan occurs, the premium received is combined with the estimated present value of future cash flows on the related servicing asset and recorded as a gain on sale of loans in noninterest income. There were no loans held for sale at December 31, 2021 and 2020.

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

SBA and USDA servicing - The Company accounts for SBA and USDA servicing rights as separately recognized servicing rights and initially measures them at fair value. Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The Company subsequently measures each SBA and USDA servicing asset using the amortization method. Under the amortization method, servicing assets are amortized into noninterest income in proportion to, and over the period of, estimated net servicing income. The amortized assets are assessed for impairment or increased obligations, at the loan level, based on the fair value of each reporting date. As of December 31, 2021 and 2020, SBA and USDA servicing assets totaled $269,000 and $298,000, respectively, and are included in other assets on the consolidated balance sheets, and SBA and USDA loans serviced totaled $19.3 million and $20.6 million, as of December 31, 2021 and 2020 respectively.

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

Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance for loan losses. Provision for unfunded commitments losses are added to the reserve for unfunded commitments, which is included in the other liabilities section of the consolidated balance sheets.  The reserve for unfunded commitments was $1.3 million and $625,000 as of December 31, 2021 and 2020, respectively, and includes a reserve for community bank loans and CCBX loans.  Additionally, agreements with our CCBX partners provide for a credit enhancement against losses.  When the provision for unfunded commitments is recorded, a recovery receivable is also recorded on the consolidated balance sheet through noninterest income (BaaS fees -credit enhancement).  Incurred losses are recorded in the allowance for loan losses, and as the credit enhancement recoveries are received from the CCBX partner, the recovery receivable is relieved.

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

Leases - The Company accounts for its leases in accordance with ASC 842 - Leases. Most leases are recognized on the balance sheet by recording a right-of-use asset and lease liability for each lease. The right-of-use asset represents the right to use the asset under lease for the lease term, and the lease liability represents the contractual obligation to make lease payments. The right-of-use asset is tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

As a lessee, the Company enters into operating leases for certain bank branches.  The right-of-use assets and lease liabilities are initially recognized based on the net present value of the remaining lease payments which include renewal options where the Company is reasonably certain they will be exercised. The net present value is determined using the incremental collateralized borrowing rate at commencement date. The right-of-use asset is measured at the amount of the lease liability adjusted for any prepaid rent, lease incentives and initial direct costs incurred. The right-of-use asset and lease liability is amortized over the individual lease terms. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For additional information regarding leases, see Note 6.

Federal income taxes - The Company and the Bank file a consolidated federal income tax return. Deferred federal income taxes result from temporary differences between the tax basis of assets and liabilities, and their reported amounts in the financial statements. Deferred taxes are temporary differences that will be recognized in future periods. As changes in tax law or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Taxes are paid by the Bank to the Company based on the separate taxable income of the Bank. The Company and Bank maintain their records on the accrual basis of accounting for financial reporting and for income tax reporting purposes. With few exceptions, the Company is no longer subject to income tax examination for years before 2018.

As of December 31, 2021 and 2020, the Company had no unrecognized tax benefits. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in other noninterest expense. There were no interest and penalties assessed during 2021 or 2020.

Stock-based compensation - Compensation expense is recognized for stock options and restricted stock, based on the fair value of these awards at the grant date. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the grant date is used for restricted stock awards and restricted stock units and is determined on the basis of objective criteria including trade data. Compensation cost is recognized over the requisite service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Earnings per common share - Earnings per common share (“EPS”) is computed under the two-class method. Pursuant to the two-class method, nonvested stock based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Application of the two-class method resulted in the equivalent earnings per share to the treasury method.

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

Comprehensive income - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale investments, are reported as a separate component of the shareholders’ equity section of the balance sheets. Accumulated other comprehensive income consists of only one component: unrealized gains or losses on investment securities available-for-sale.

Business Segments – For financial reporting purposes, the Company has two segments:  The community bank and CCBX.  The community bank business is that of a traditional banking institution, gathering deposits and originating loans for portfolio in its market areas. The community bank offers a wide variety of deposit products to their customers. Lending activities include the origination of real estate, commercial and industrial, and consumer loans. Interest income on loans is the Company’s primary source of revenue, and is supplemented by interest income from investment securities, deposit service charges, and other service provided activities. In addition to traditional banking services the Company also has a CCBX segment which provides BaaS offerings that enable broker dealers and digital financial service providers to offer their clients banking services.  The performance of the Company is reviewed and monitored by the Company’s executive management on a daily basis and the Board of Directors reviews and monitors the performance of the Company at minimum, on a monthly basis. For additional information regarding the business segments, see Note 21.

Advertising costs - Advertising costs are expensed as incurred or over the period of the campaign/promotion. Advertising costs in the amount of $451,000 and $317,000 were expensed during the year ended December 31, 2021 and 2020, respectively.

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

Note 3 - Investment Securities

The amortized cost and fair values of investment securities at the date indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2021
Available-for-sale
U.S. Treasury securities	$34,999	$-	$(1)	$34,998
U.S. Agency collateralized mortgage obligations	68	2	-	70
U.S. Agency residential mortgage-backed securities	3	-	-	3
Municipals	252	4	-	256
Total available-for-sale securities	35,322	6	(1)	35,327
Held-to-maturity
U.S. Agency residential mortgage-backed securities	1,296	52	-	1,348
Total investment securities	$36,618	$58	$(1)	$36,675

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2020
Available-for-sale
U.S. Treasury securities	$19,997	$31	$-	$20,028
U.S. Agency collateralized mortgage obligations	96	4	-	100
U.S. Agency residential mortgage-backed securities	10	-	-	10
Municipals	254	7	-	261
Total available-for-sale securities	20,357	42	-	20,399
Held-to-maturity
U.S. Agency residential mortgage-backed securities	2,848	109	-	2,957
Total investment securities	$23,205	$151	$-	$23,356

The amortized cost and fair value of debt securities at December 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers in mortgage backed securities or obligations may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are shown separately, since they are not due at a single maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Amounts maturing in
One year or less	$34,999	$34,998	$-	$-
After one year through five years	252	256	-	-
	35,251	35,254	-	-
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	71	73	1,296	1,348
	$35,322	$35,327	$1,296	$1,348

Investment securities with amortized cost of $36.0 million and $22.0 million at December 31, 2021 and December 31, 2020 respectively, were pledged to secure public deposits and for other purposes as required or permitted by law. During the year ended December 31, 2021, a total of 16 U.S. Treasury Bills were no purchased for a total of $117.5 million, to replace maturing securities and to pledge as security for public deposits.

There were no sales of investments during the year ended December 31, 2021 or December 31, 2020.

Information pertaining to securities with gross unrealized losses at the dates indicated, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
December 31, 2021
Available-for-sale
U.S. Treasury securities	$34,998	$(1)	$-	$-	$34,998	$(1)
Total investment securities	$34,998	$(1)	$-	$-	$34,998	$(1)

At December 31, 2021 and December 31, 2020, there were four and zero securities, respectively, in an unrealized loss position. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. The Company does not consider these securities to be other than temporarily impaired at December 31, 2021.

Note 4 - Loans and Allowance for Loan Losses (“ALLL”)

The composition of the loan portfolio is as follows as of the periods indicated:

	December 31,	December 31,
	2021	2020
	(dollars in thousands)
Commercial and industrial loans	$419,060	$539,200
Real estate loans:
Construction, land, and land development loans	183,594	94,423
Residential real estate loans	204,389	143,869
Commercial real estate loans	835,587	774,925
Consumer and other loans	108,871	3,916
Gross loans receivable	1,751,501	1,556,333
Net deferred origination fees and premiums	(8,766)	(9,195)
Loans receivable	$1,742,735	$1,547,138

Included in commercial and industrial loans are Paycheck Protection Program (“PPP”) loans of $111.8 million and $365.8 million at December 31, 2021 and December 31, 2020, respectively.  PPP loans are 100% guaranteed by the SBA.  Also included in commercial and industrial loans is $202.9 million and $65.6 million in capital call lines, as of December 31, 2021 and December 31, 2020, respectively, provided to venture capital firms through one of our BaaS clients.  These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every line.

Consumer and other loans includes overdrafts of $1.3 million and $31,000 at December 31, 2021 and December 31, 2020, respectively. Community bank overdrafts were $13,000 and $31,000 at December 31, 2021 and December 31, 2020, respectively and CCBX overdrafts were $1.3 million and $0 at December 31, 2021 and December 31, 2020, respectively.

The Company has pledged loans totaling $183.5 million and $326.7 million at December 31, 2021 and December 31, 2020, respectively, for borrowing lines at the FHLB and FRB.

The balance of SBA and USDA loans and participations serviced for others totaled $19.3 million and $20.6 million at December 31, 2021 and December 31, 2020, respectively.

The balance of Main Street Lending Program (“MSLP”) loans participated and serviced totaled $56.3 million at December 31, 2021 and December 31, 2020, with $4.8 million and $3.0 million outstanding and included in commercial and industrial loans as of December 31, 2021 and December 31, 2020, respectively.

The Company, at times, purchases individual whole loans at fair value as of the acquisition date. Purchased loans with remaining balances totaled $12.8 million and $19.3 million as of December 31, 2021 and December 31, 2020, respectively. Unamortized premiums totaled $223,000 and $306,000 as of December 31, 2021 and December 31, 2020, respectively, and are amortized into interest income over the life of the loans. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan.

The Company has purchased participation loans with remaining balances totaling $27.9 million and $44.9 million as of December 31, 2021 and December 31, 2020, respectively.  These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan.

The  Company purchase loans from a CCBX partner, at par, through agreements with that CCBX partner, and those loans had a remaining balance of $59.7 million as of December 31, 2021 and are included in consumer loans.  The Company recorded a receivable from the purchaser, which is secured by small dollar consumer and business loans.  These loans were purchased in 2021, therefore there was no balance at December 31, 2020.

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

For the year ended December 31, 2021 $202.9 million in CCBX capital call lines are included in commercial and industrial loans compared to $65.6 million at December 31, 2020.  Capital call lines are provided to venture capital firms. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every line/loan.

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

For the year ended December 31, 2021 $36.9 million in CCBX loans are included in residential real estate loans, compared to $0 at December 31, 2020.

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

Consumer and other loans – The Company originates a limited number of consumer loans, generally for banking customers only, which consist primarily of lines of credit, saving account secured loans, loans to non-depository financial institutions and auto loans. This loan category also includes overdrafts. Repayment of these loans is dependent on the borrower’s ability to pay and the fair value of the underlying collateral.

For the year ended December 31, 2021 $106.8 million in CCBX loans are included in consumer and other loans, compared to $67,000 at December 31, 2020.   CCBX loans include credit cards, consumer term loans, and lines of credit.

The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2021
Commercial and industrial loans	$259	$38	$297	$418,763	$419,060	$-
Real estate loans:
Construction, land and land development loans	-	-	-	183,594	183,594	-
Residential real estate loans	809	94	903	203,486	204,389	39
Commercial real estate loans	-	-	-	835,587	835,587	-
Consumer and other loans	3,901	1,467	5,368	103,503	108,871	1,467
	$4,969	$1,599	$6,568	$1,744,933	$1,751,501	$1,506
Less net deferred origination fees and premiums					(8,766)
Loans receivable					$1,742,735

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2020
Commercial and industrial loans	$133	$537	$670	$538,530	$539,200	$-
Real estate loans:
Construction, land and land development loans	1	-	1	94,422	94,423	-
Residential real estate loans	1,108	60	1,168	142,701	143,869	-
Commercial real estate loans	-	-	-	774,925	774,925	-
Consumer and other loans	-	-	-	3,916	3,916	-
	$1,242	$597	$1,839	$1,554,494	$1,556,333	$-
Less net deferred origination fees and premiums					(9,195)
Loans receivable					$1,547,138

CCBX loans are reported using pool accounting and are not subject to impairment analysis. The following table is a summary of information pertaining to impaired loans as of the period indicated:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	(dollars in thousands)
December 31, 2021
Commercial and industrial loans	$173	$-	$166	$166	$132
Real estate loans:
Residential real estate loans	69	55	-	55	-
Total	$242	$55	$166	$221	$132

December 31, 2020
Commercial and industrial loans	$834	$537	$-	$537	$-
Real estate loans:
Residential real estate loans	188	175	-	175	-
Total	$1,022	$712	$-	$712	$-

The following tables summarize the average recorded investment and interest income recognized on impaired loans by loan class for the year ended December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial and industrial loans	$498	$-	$719	$-
Real estate loans:
Construction, land and land development	-	-	1,110	-
Residential real estate	143	-	165	-
Commercial real estate	-	-	136	-
Consumer loans	-	-	-	-
Total	$641	$-	$2,130	$-

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

No loans were restructured in the year ended December 31, 2021 and December 31, 2020 that qualified as troubled debt restructurings.   The Company has no commitments to loan additional funds to borrowers whose loans were classified as troubled debt restructurings at December 31, 2021, as there were no outstanding troubled debt restructurings at December 31, 2021 and December 31, 2020.

Pursuant to guidance from the federal bank regulatory agencies, the Company deferred or modified payments on existing loans to assist customers financially during the COVID-19 pandemic and economic shutdown.  As of December 31, 2021 all deferred and modified loans during the COVID-19 pandemic have either returned to active status or paid off.  In accordance with GAAP, the CARES Act, as amended by the Consolidated Appropriations Act, 2021, and interagency guidance issued on March 22, 2020 and April 7, 2020, these short-term modifications, made on a good faith basis in response to the COVID-19 pandemic to borrowers that were current prior to any relief, were not considered TDRs.

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

An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	December 31,	December 31,
	2021	2020
	(dollars in thousands)
Commercial and industrial loans	$166	$537
Real estate loans:
Residential real estate loans	55	175
Total nonaccrual loans	$221	$712

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

Loans by credit quality risk rating are as follows as of the periods indicated:

	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
December 31, 2021
Commercial and industrial loans	$416,642	$2,180	$238	$-	$419,060
Real estate loans:
Construction, land, and land development loans	183,594	-	-	-	183,594
Residential real estate loans	204,173	122	94	-	204,389
Commercial real estate loans	824,676	10,911	-	-	835,587
Consumer and other loans	107,404	-	1,467	-	108,871
	$1,736,489	$13,213	$1,799	$-	1,751,501
Less net deferred origination fees					(8,766)
Loans receivable					$1,742,735
December 31, 2020
Commercial and industrial loans	$538,149	$397	$654	$-	$539,200
Real estate loans:
Construction, land, and land development loans	94,423	-	-	-	94,423
Residential real estate loans	143,540	154	175	-	143,869
Commercial real estate loans	763,647	11,278	-	-	774,925
Consumer and other loans	3,916	-	-	-	3,916
	$1,543,675	$11,829	$829	$-	1,556,333
Less net deferred origination fees					(9,195)
Loans receivable					$1,547,138

Allowance for Loan Losses

The Company’s ALLL covers estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated probable losses inherent in the remainder of the loan portfolio. The ALLL for the community bank is prepared using the information provided by the Company’s credit review process and our historical loss data, together with data from peer institutions and economic information gathered from published sources.

The loan portfolio is segmented into groups of loans with similar risk profiles. Each segment possesses varying degrees of risk based on the type of loan, the type of collateral, and the sensitivity of the borrower or industry to changes in external factors such as economic conditions. An estimated loss rate calculated from the community bank’s actual historical loss rates adjusted for current portfolio trends, economic conditions, and other relevant internal and external factors, is applied to each group’s aggregate loan balances.

CCBX loans have a higher level of expected losses than our community bank loans which is reflected in the factors for the allowance for loan losses. Estimated loss rates for CCBX loans varies by partner, and might be based on actual partner experience, realized losses or losses for comparable products or industry averages. .Many of the agreements with our CCBX partners provide for a credit enhancement which protects the Bank by absorbing incurred losses.  In accordance with accounting guidance, we estimate and record a provision for probable losses for these CCBX loans.  When the provision for loan losses is recorded, a recovery receivable is also recorded on the balance sheet through noninterest income (BaaS fees -credit enhancement).  Incurred losses are recorded in the allowance for loan losses, and as the credit enhancement recoveries are received from the CCBX partner, the recovery receivable is relieved.

The following tables summarize the allocation of the allowance for loan loss, as well as the activity in the allowance for loan loss attributed to various segments in the loan portfolio, as of and for the year ended December 31, 2021.

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
ALLL balance, December 31, 2020	$3,353	$3,545	$3,410	$7,810	$127	$1,017	$19,262
Provision for loan losses or (recapture)	23	3,439	1,267	(1,220)	7,276	(870)	9,915
	3,376	6,984	4,677	6,590	7,403	147	29,177
Loans charged-off	(222)	-	(79)	-	(339)	-	(640)
Recoveries of loans previously charged-off	67	-	-	-	28	-	95
Net (charge-offs) recoveries	(155)	-	(79)	-	(311)	-	(545)
ALLL balance, December 31, 2021	$3,221	$6,984	$4,598	$6,590	$7,092	$147	$28,632
ALLL amounts allocated to
Individually evaluated for impairment	$132	$-	$-	$-	$-	$-	$132
Collectively evaluated for impairment	3,089	6,984	4,598	6,590	7,092	147	28,500
ALLL balance, December 31, 2021	$3,221	$6,984	$4,598	$6,590	$7,092	$147	$28,632
Loans individually evaluated for impairment	$166	$-	$55	$-	$-		$221
Loans collectively evaluated for impairment	418,894	183,594	204,334	835,587	108,871		1,751,280
Loan balance, December 31, 2021	$419,060	$183,594	$204,389	$835,587	$108,871		$1,751,501

The following tables summarize the allocation of the allowance for loan loss, as well as the activity in the allowance for loan loss attributed to various segments in the loan portfolio, as of and for the year ended December 31, 2020:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
ALLL balance, December 31, 2019	$2,366	$2,745	$2,069	$3,126	$104	$1,060	$11,470
Provision for loan losses or (recapture)	1,123	1,169	1,341	4,684	34	(43)	8,308
	3,489	3,914	3,410	7,810	138	1,017	19,778
Loans charged-off	(141)	(369)	-	-	(15)	-	(525)
Recoveries of loans previously charged-off	5	-	-	-	4	-	9
Net (charge-offs) recoveries	(136)	(369)	-	-	(11)	-	(516)
ALLL balance, December 31, 2020	$3,353	$3,545	$3,410	$7,810	$127	$1,017	$19,262
ALLL amounts allocated to
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	3,353	3,545	3,410	7,810	127	1,017	19,262
ALLL balance, December 31, 2020	$3,353	$3,545	$3,410	$7,810	$127	$1,017	$19,262
Loans individually evaluated for impairment	$537	$-	$175	$-	$-		$712
Loans collectively evaluated for impairment	538,663	94,423	143,694	774,925	3,916		1,555,621
Loan balance, December 31, 2020	$539,200	$94,423	$143,869	$774,925	$3,916		$1,556,333

Note 5 – Premises and Equipment

The investment in premises and equipment consisted of the following at December 31:

	2021	2020
	(dollars in thousands)
Land	$2,672	$3,051
Buildings	10,086	10,533
Leasehold Improvements	4,117	3,952
Furniture	2,473	2,273
Equipment	5,234	4,788
Software	934	703
Projects in process	1,375	169
.	26,891	25,469
Less accumulated depreciation and amortization	(9,672)	(8,361)
Premises and equipment, net	$17,219	$17,108

Depreciation and amortization on premises and equipment charged to expense totaled $1.6 million and $1.4 million for the years ended December 31, 2021 and 2020, respectively.

Note 6 – Leases

The Company has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception.

Operating lease right-of-use (“ROU”) assets represent a right to use an underlying asset for the contractual lease term. Operating lease liabilities represent an obligation to make lease payments arising from the lease. Any new operating leases entered into will be recognized as an operating lease ROU asset and operating lease liability at the commencement date of the new lease.

The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating lease liabilities. The weighted average discount rate used to discount operating lease liabilities at December 31, 2021 was 3.4%.

The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantees.

Operating leases with original terms of 12 months or less are not included in ROU assets and operating lease liabilities recorded in our consolidated balance sheets. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis. As of December 31, 2021, the Company has one sublease that has not yet commenced.  At December 31, 2021, lease expiration dates ranged from less than one year to 23 years, with additional renewal options on certain leases typically ranging from 5 to 10 years. At December 31, 2021, the dollar weighted average remaining lease term for the Company’s operating leases was 8.5 years.

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $1.4 million and $1.5 million, respectively, for the years ended December 31, 2021 and 2020. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following sets forth, as of December 31, 2021, the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew:

December 31,
(dollars in thousands)	2021
2022	$1,280
2023	1,272
2024	864
2025	713
2026	719
2027 and thereafter	2,490
Total lease payments	7,338
Less: amounts representing interest	1,018
Present value of lease liabilities	$6,320

The Company leases its Downtown Everett facility from related parties (Note 12).  Office space at a small number of branches is leased and sub-leased to a few tenants on month-to-month and multi-year leases.  Lease and sublease income was $127,000 and $122,000 for 2021 and 2020, respectively.

The following table presents the components of total lease expense and operating cash flows for the year ended December 31, 2021:

December 31,
(dollars in thousands)	2021
Lease expense:
Operating lease expense	$1,283
Variable lease expense	148
Total lease expense (1)	$1,431
Cash paid:
Cash paid reducing operating lease liabilities	$1,419

(1) Included in net occupancy expense in the Consolidated Statements of Income.

The Company entered into a five-year prepaid capital lease for ATM machines beginning October 1, 2020.  The equipment is recorded as fixed assets on the Company’s balance sheet and depreciation expense is recognized on a straight-line basis over the term of the lease.  Disposals of $19,000 were recorded for the year ended December 31, 2021.  Depreciation expense was $133,000 and $33,000 for the year ended December 31, 2021, and December 31, 2020, respectively, with $480,000 remaining as of December 31, 2021.

Note 7 - Deposits

The composition of consolidated deposits consisted of the following at the periods indicated:

	December 31,	December 31,
	2021	2020
	(dollars in thousands)
Demand, noninterest bearing	$1,355,908	$592,261
Now and money market	789,709	658,323
Savings	103,956	77,611
Total core deposits	2,249,573	1,328,195
BaaS brokered deposits	70,757	33,482
Time deposits less than $250,000	31,057	41,145
Time deposits $250,000 and over	12,400	18,485
Total deposits	$2,363,787	$1,421,307

The following table presents the maturity distribution of time deposits as of December 31, 2021 (dollars in thousands):

Twelve months	$33,985
One to two years	4,670
Two to three years	2,723
Three to four years	990
Four to five years	1,089
$43,457

Our CCBX partners originate deposits and these deposits are primarily noninterest bearing to us in low interest rate environments, These CCBX deposits will become interest bearing as interest rates increase.  As of December 31st, 2021, noninterest bearing CCBX deposits total $636.7 million.  At December 31, 2021, approximately 79% of our CCBX deposit that are currently noninterest bearing will become interest bearing when the Federal Open Market Committee (“FOMC”) raises the Fed Funds rate from 0.25% to 0.50% and the amount of deposits that move to interest bearing will increase as rates are raised by the FOMC thereafter.  Once the Fed Funds rate increases to 1.00%, most of the CCBX noninterest bearing deposits will be interest bearing.  The CCBX partner determines the rate paid to the end consumer and we determine the rates paid to the partner as indicated in the partner agreement.

.

Note 8 – Federal Home Loan Bank Advances and Other Borrowings

At December 31, 2021 and 2020 the Company had no overnight FHLB advances.  As of December 31, 2021, the Company borrowed a total of $25.0 million in FHLB long term advances.  This includes a $10.0 million advance that matures in March 2023 and a $15.0 million advance that matures in March 2025. FHLB advances totaled $25.0 million as of December 31, 2021 and 2020.  The advances are secured by a blanket pledge of eligible collateral including first lien single family and multi-family mortgages with a carrying value of $140.1 million and $129.5 million at December 31, 2021 and 2020, respectively.  The Company has available borrowing capacity of an additional $76.3 million from FHLB at December 31, 2021, subject to certain collateral requirements and with interest at then stated rate.

The following table provides details on FHLB overnight borrowings for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Maximum amount outstanding at any month-end during period:
FHLB Advances	$100	$2,260
Average outstanding balance during period:
FHLB Advances	$-	$67
Weighted average interest rate during period:
FHLB Advances	0.25%	1.84%
Balance outstanding at end of period:
FHLB Advances	$-	$-
Weighted average interest rate at end of period:
FHLB Advances	0.00%	0.00%

The following table provides details on FHLB long-term borrowings for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Maximum amount outstanding at any month-end during period:
FHLB Advances	$24,999	$24,999
Average outstanding balance during period:
FHLB Advances	$24,999	$20,669
Weighted average interest rate during period:
FHLB Advances	1.13%	1.13%
Balance outstanding at end of period:
FHLB Advances	$24,999	$24,999
Weighted average interest rate at end of period:
FHLB Advances	1.13%	1.13%

The Company has established an $50.0 million unsecured line of credit with interest payable at the then-stated rate, with PCBB, which expires in June 2022.  There were no borrowings on this line at December 31, 2021 or 2020.

The Company has established a Borrower-in-Custody (BIC) arrangement with the FRB, which is secured by eligible loans, with interest payable at the then-stated rate.  At December 31, 2021, the Company had pledged commercial real estate loans totaling $43.4 million, which provided available borrowing capacity of $21.9 million.  At December 31, 2020, the Company had pledged commercial real estate loans totaling $43.5 million, which provided available borrowing capacity of $21.2 million.  There were no borrowings outstanding on this line of credit at December 31, 2021 or 2020.

To bolster the effectiveness of the SBA’s PPP loan program, the Federal Reserve supplied liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The PPP provided loans to small businesses so that they could keep their employees on the payroll and pay for other allowed expenses. If the borrowers met certain criteria, the loan may be forgiven.  The PPPLF extended credit to eligible financial institutions that originated PPP loans, taking the loans as collateral at face value. The interest rate was 0.35% and as PPP loans were paid down, the borrowing line also had to be paid down.  The Company paid the PPPLF borrowing line in full in June 2021, therefore there was no outstanding balance as of December 31, 2021.  As of December 31, 2020, the Bank had $153.7 million in outstanding in PPPLF advances.

The following tables provides details on PPPLF borrowings for the periods indicated:
	Year Ended December 31,
(Dollars in thousands)	2021	2020
Maximum amount outstanding at any month-end during period:
PPPLF Advances	$185,894	$202,595
Average outstanding balance during period:
PPPLF Advances	$68,699	$124,068
Weighted average interest rate during period:
PPPLF Advances	0.35%	0.35%
Balance outstanding at end of period:
PPPLF Advances	$-	$153,716
Weighted average interest rate at end of period:
PPPLF Advances	0.00%	0.35%

Note 9 – Subordinated Debt

At December 31, 2021 and 2020, the Company’s subordinated debt was as follows:

	Aggregate Principal Amount December 31, 2021	Aggregate Principal Amount December 31, 2020
	(dollars in thousands)
Total liability, at par	$25,000	$10,000
Less: unamortized debt issuance costs	(712)	(7)
Total liability, at carrying value	$24,288	$9,993
Stated Maturity:	September 1, 2031	August 1, 2026
Interest Rate:	Fixed @ 3.375% 5 years; then 3-month SOFR +2.76% starting September 1, 2026	Fixed @ 5.65% 5 years; then Wall Street Prime +2.5% starting August 1, 2021

On August 18, 2021, the Company entered into a $25.0 million subordinated note purchase agreement.  The note matures on September 1, 2031, is fixed for five years at 3.375%, and thereafter is variable at a floating rate, calculated quarterly, based on the 3-month SOFR +2.76%.  Proceeds from the note were used in part to repay an existing $10.0 million in subordinated debt at a higher 5.65% interest rate.  Interest expense of $711,000 and $589,000 was recognized during 2021 and 2020, respectively, and accrued interest payable on these notes totaled $286,000 and $96,000 at December 31, 2021 and 2020, respectively.

Note 10 – Junior Subordinated Debentures

At December 31, 2021 and 2020, the Company’s junior subordinated debentures were as follows:

Coastal (WA) Statutory Trust I	Aggregate Principal Amount December 31, 2021	Aggregate Principal Amount December 31, 2020
	(dollars in thousands)
Total liability, at par	$3,609	$3,609
Less: unamortized debt issuance costs	(23)	(25)
Total liability, at carrying value	$3,586	$3,584
Stated Maturity:	December 15, 2034
Interest Rate Spread:	Three-month LIBOR +2.10%

On December 15, 2004, the Company issued $3,609,000 floating rate junior subordinated debentures to Coastal (WA) Statutory Trust I, which was formed for the issuance of trust preferred securities. The debentures bear interest at three-month LIBOR plus 2.10% (fully indexed rate of 2.30% and 2.32% at December 31, 2021 and 2020, respectively). Interest is payable quarterly. Interest expense of $84,000 and $105,000 was recognized during 2021 and 2020, respectively, and accrued interest payable on these securities totaled $4,000 and $4,000 at December 31, 2021 and 2020, respectively. There are no principal payments due on these debentures in the next five years.

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

Note 11 –Income Taxes

The components of the income tax for the Company consisted of the following at December 31:

	2021	2020
	(dollars in thousands)
Current tax expense	$10,383	$5,069
Deferred tax benefit	(3,011)	(1,074)
Total tax expense	$7,372	$3,995

At December 31, 2021 the current net income tax payable was $1.2 million and at December 31, 2020 the net income tax receivable was $599,000.

A reconciliation of the income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to the income before income taxes is as follows for the year ended December 31:

	2021		2020
	(dollars in thousands)
	Amount	Rate	Amount	Rate
Federal income tax at statutory rate	$7,219	21.0%	$4,020	21.0%
State income taxes	256	0.7	$-	0.0%
Effect of tax-exempt interest income	(100)	(0.3)	(110)	(0.6)
Stock-based compensation	(43)	(0.1)	51	0.3
Bank owned life insurance earnings	(36)	(0.1)	(42)	(0.2)
Excess executive compensation	58	0.2	-	-
Other	18	0.1	76	-
	$7,372	21.4%	$3,995	20.5%

The Company did not record or accrue any interest and penalties related to income taxes for the years ended December 31, 2021 or 2020.  The Company and Bank have entered into a tax allocation agreement, which provides that income taxes shall be allocated between the parties on a monthly basis.  The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

The net deferred tax asset consists of the following temporary differences and carryforward items at December 31:

	2021	2020
	(dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$6,223	$4,045
Lease liability	1,374	1,538
Accrued expenses	596	507
Deferred compensation	162	181
Allowance for unfunded commitments	277	131
Nonqualified stock options	107	104
Interest on nonaccrual loans	10	41
Equity investment write-down	-	84
Restricted stock options	196	33
Deferred income	58	15
Other	37	-
Total deferred tax assets	9,040	6,679

Deferred tax liabilities:
Right of use asset	(1,327)	(1,495)
Depreciation and amortization	(661)	(1,376)
Net unrealized gain on equity security	(233)	-
Net unrealized gain on available-for-sale securities	(1)	(9)
Total deferred tax liabilities	(2,222)	(2,880)
Net deferred tax asset	$6,818	$3,799

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is regularly assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon its analysis of available evidence, including recent profitability, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of December 31, 2021 will be fully realized and therefore no valuation allowance was recorded.

At December 31, 2021, the Company had  no federal net operating loss carryforwards or tax credit carryforwards. The Company files federal and various state income tax returns.  Federal tax returns for the 2018 tax year and later are open for examination. The total amount of unrecognized tax benefits, including interest and penalties, at December 31, 2021 was not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

Note 12 – Related Party Transactions

During 2021 and 2020, the Company had transactions made in the ordinary course of business with certain of its executive officers and directors. All loans included in such transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

A summary of loan transactions follows:

	2021	2020
	(dollars in thousands)
Beginning Balance January 1	$8,342	$10,315
Additions	1,018	1,369
Payments	(1,384)	(566)
No longer related parties	-	(2,776)
Ending Balance December 31	$7,976	$8,342

The Company held deposits of $4.5 million and $5.7 million from directors, principal shareholders and executive officers at December 31, 2021 and 2020, respectively.  All deposits included in such transactions were made on substantially the same terms, including interest rate, as those prevailing at the time for comparable transactions with other persons.

As discussed in Note 6, the Company leased one facility from a related party in 2021 and 2020. The Everett branch facility is leased from a group of investors, one of which is a director. The Everett lease originated in 1997 for ten years and has been renewed through March 2024. Monthly rent under the Everett lease is $46,000 for the remaining lease term. Rents paid during 2021 and 2020 for the related party Everett lease totaled $546,000.

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

At December 31, 2021 and 2020, the Company had a reserve for unfunded commitments of $1.3 million and $625,000, respectively, included in other liabilities on the consolidated balance sheet.

Financial instruments whose contract amount represents credit risk were as follows at December 31:

	2021	2020
	(dollars in thousands)
Commitments to extend credit:
Commercial and industrial loans	$486,804	$189,884
Construction - commercial real estate loans	90,946	69,866
Construction - residential real estate loans	43,339	18,489
Commercial real estate loans	23,248	20,482
Residential real estate loans	101,715	18,128
Other	163,510	1,101
Total commitments to extend credit	$909,562	$317,950
Standby letters of credit	$3,040	$2,754
Equity investment commitments	$1,090	$-

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

Commitments to extend credit on CCBX loans are included in the table above and are summarized below:

	2021	2020
	(dollars in thousands)
Commitments to extend credit:
Commercial and industrial loans	$415,956	$128,208
Residential real estate loans	71,453	-
Other	162,266	-
Total commitments to extend credit	$649,675	$128,208

The Company also has agreements with certain key officers that provide for potential payments upon retirement, disability, termination, change in control and death.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. No losses were incurred in 2021 or 2020 under these commitments.

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

On March 11, 2020, the World Health Organization assessed the COVID-19 outbreak and characterized itas a pandemic. Subsequent to the declaration of the pandemic, a variety of federal, state, and local governments took action in response to the pandemic.  These actions continue to develop and change as the COVID-19 pandemic persists. The duration and intensity of the long-term impact of the COVID-19 and resulting impact to the Company is unknown as of December 31, 2021.

Note 14 – Concentration of Credit Risk

Most of the Company’s business activity is with customers who are concentrated in the state of Washington. Investments in municipal securities involve governmental entities within the state. Generally, amounts placed or invested in bank accounts are insured by the FDIC up to $250,000 per depositor for each relationship category at a bank. Uninsured deposits in bank accounts at December 31, 2021 and 2020, totaled $33.6 million and $46.0 million, respectively.  Loans to the same borrower are generally limited, by state banking regulations, to 20% of the Bank’s capital and surplus. The Company manages asset quality and controls credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Company regularly utilizes real estate as collateral to reduce the risk of credit loss in the loan portfolio. As of December 31, 2021 and 2020, the Company has a concentration of credit in commercial real estate. Commercial real estate loans are typically secured by the Bank’s first lien position on the subject property. Standby letters of credit were granted primarily to commercial borrowers.

Note 15 - Stock-Based Compensation

Stock Options and Restricted Stock

The 2018 Coastal Financial Corporation Omnibus Plan (2018 Plan) authorizes the Company to grant awards, including but not limited to, stock options, restricted stock units, and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. On May 24, 2021, the Company’s shareholders approved the First Amendment to the 2018 Plan, which increased the authorized plan shares by 600,000.  The 2018 Plan replaces both the 2006 Plan and the Directors’ Stock Bonus Plan (2006 Plan). Existing awards will vest under the terms granted and no further awards will be granted under these prior plans. Shares available to be granted under the 2018 plan were 667,440 at December 31, 2021.

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

There were no new options granted in the years ended December 31, 2021 and 2020.

A summary of stock option activity under the Company’s Plan during the year ended December 31, 2021:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
(dollars in thousands, except per share amounts)
Outstanding at December 31, 2020	749,397	$7.75	5.0	$9,993
Granted	-	-
Exercised	(50,570)	7.11		$1,177
Forfeited or expired (1)	(4,308)	7.63
Outstanding at December 31, 2021	694,519	$7.79	4.0	$29,744
Vested or expected to vest at December 31, 2021	694,519	$7.79	4.0	$29,744
Exercisable at December 31, 2021	356,945	$6.65	2.9	$15,695

(1) Includes 2 share rounding adjustment

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the year ended December 31, 2021 was $1.2 million. The intrinsic value of options exercised during the year ended December 31, 2020 was $253,000.

As of December 31, 2021, there was $1.5 million of total unrecognized compensation cost related to nonvested stock options granted under the Plan. Total unrecognized compensation costs is adjusted for unvested forfeitures. The Company expects to recognize that cost over a weighted-average period of approximately 5.1 years.   Compensation expense recorded related to stock options was $357,000 and $405,000 for the years ended December 31, 2021 and 2020, respectively.

Restricted Stock Units

In January 2021, the Company granted 84,258 restricted stock units under the 2018 Plan to employees, which vest ratably over 5 years.  In April 2021, the Company granted 1,000 restricted stock units under the 2018 Plan to an employee, which vest ratably over 5 years.  In October 2021, the Company granted 100,000 performance-based restricted stock units under the 2018 Plan to an employee, that vest on October 4, 2027, the quantity of which is dependent upon achievement of specified performance goals.

Restricted stock units provide for an interest in Company common stock to the recipient, the underlying stock is not issued until certain conditions are met. Vesting requirements include time-based, performance-based, or market-based conditions. Recipients of restricted stock units do not pay any cash consideration to the Company for the units and the holders of the restricted units do not have voting rights. The fair value of time-based and performance-based units is equal to the fair market value of the Company’s common stock on the grant date. The fair value of market-based units is estimated on the grant date using the Monte Carlo simulation model. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock units are nonparticipating securities.

As of December 31, 2021, there was $5.2 million of total unrecognized compensation cost related to nonvested restricted stock units.  The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 5.7 years.  Compensation expense recorded related to restricted stock units was $616,000 and $151,000 for the year ended December 31, 2021 and 2020, respectively.

A summary of the Company’s nonvested restricted stock units at December 31, 2021 and changes during the year is presented below:

Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
was(dollars in thousands, except per share amounts)
Nonvested shares at December 31, 2020	90,249	$17.25	$352
Granted	189,258	23.88
Forfeited	(1,312)	19.98
Vested	(8,351)	17.42
Nonvested shares at December 31, 2021	269,844	$21.70	$7,803

The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.

Restricted Stock Awards

Employees

In January 2021, there were 5,978 shares granted to an employee at an estimated fair value of $20.91 per share, which vested immediately.

The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.

As of December 31, 2021, there was $54,000 of total unrecognized compensation cost related to nonvested restricted stock awards.  The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 2.1 years.  Compensation expense recorded related to restricted stock awards was $134,000 and $7,000 for the years ended December 31, 2021 and 2020, respectively.

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

In May 2021, there were 4,736 shares granted to nine directors at an estimated fair value of $30.67 per share. As of December 31, 2021, there was $57,000 of total unrecognized compensation expense related to director stock awards.  Compensation expense recorded related to the Plan totaled $173,000 and $162,000 for the years ended December 31, 2021 and 2020, respectively.

A summary of the Company’s nonvested shares at December 31, 2021 and changes during the year is presented below:

Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
(dollars in thousands, except per share amounts)
Nonvested shares at December 31, 2020	14,377	$16.15	$70
Granted	10,714	25.22
Forfeited	-	-
Vested	(14,888)	17.46
Nonvested shares at December 31, 2021	10,203	$23.78	$274

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

The Company determines and sets 401(k) contributions each year. Company matching contributions will be approved by the board of directors annually on a discretionary basis. In 2021 and 2020, the Company provided matching contributions totaling $1.1 million and $760,000, respectively.

Deferred compensation plan - The Company established a deferred compensation plan in 2003 for certain management personnel. Two former employees were covered by this plan and the plan is now distributing benefits to these retired individuals. The plan was designed to help supplement retirement benefits for participants. The benefits may be funded by bank-owned life insurance policies. The life insurance policies had a cash surrender value of $12.3 million and $7.1 million at December 31, 2021 and 2020, respectively. Liabilities to employees, which are being accrued over the life of the participant’s Plan, were $744,000 and $863,000 at December 31, 2021 and 2020, respectively. Compensation expense related to this Plan was $56,000 and $64,000 for the years ended December 31, 2021 and 2020, respectively. Payments of accrued benefits totaling $175,000 were made during 2021 and 2020.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital and common equity Tier 1 capital to risk- weighted assets (as defined in the regulations), and Tier 1 capital to average adjusted total consolidated assets (as defined). According to regulatory guidelines, only the amount of deferred tax assets that can be realized within the next 12 months based on projected taxable income is allowed in the computation. There were no disallowed deferred tax assets at December 31, 2021 and 2020.

Under the capital adequacy guidelines on the regulatory framework for prompt corrective action (as set forth in the table on the next page), the Bank met the criteria to be considered well capitalized as of December 31, 2021 and 2020. Such determination has been made based on the Bank’s total risk-based capital ratio, Tier 1 risk-based capital ratio, common equity Tier 1 risk-based capital ratio, and leverage ratio. There have been no conditions or events since December 31, 2021, that management believes would change the Bank’s category.

Under capital adequacy regulations, the Bank must maintain a capital conservation buffer of common equity Tier 1 capital of at least 2.5% above the minimum risk-based capital ratios to avoid restrictions on the payment of capital distributions and discretionary bonus payments. Management believes the Bank exceeds all capital adequacy requirements to which it is subject, including the ratios described below and the capital conservation buffer, as of December 31, 2021.

The Company and Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Minimum Required for Capital Adequacy Purposes (1)		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2021
Leverage Capital (to average assets)
Consolidated	$204,585	8.07%	$101,460	4.00%	$126,826	5.00%
Bank Only	201,783	7.96%	101,350	4.00%	126,687	5.00%
Common Equity Tier 1 risk-based capital ratio (to risk-weighted assets)
Consolidated	201,085	11.06%	81,834	4.50%	118,205	6.50%
Bank Only	201,783	11.12%	81,623	4.50%	117,900	6.50%
Tier 1 Capital (to risk-weighted assets)
Consolidated	204,585	11.25%	109,112	6.00%	145,483	8.00%
Bank Only	201,783	11.12%	108,830	6.00%	145,107	8.00%
Total Capital (to risk-weighted assets)
Consolidated	252,405	13.88%	145,483	8.00%	181,854	10.00%
Bank Only	224,545	12.38%	145,107	8.00%	181,384	10.00%
December 31, 2020
Leverage Capital (to average assets)
Consolidated	$143,532	9.05%	$63,454	4.00%	$79,318	5.00%
Bank Only	147,262	9.29%	63,421	4.00%	79,276	5.00%
Common Equity Tier 1 risk-based capital ratio (to risk-weighted assets)
Consolidated	140,032	11.27%	55,935	4.50%	80,795	6.50%
Bank Only	147,262	11.86%	55,879	4.50%	80,713	6.50%
Tier 1 Capital (to risk-weighted assets)
Consolidated	143,532	11.55%	74,580	6.00%	99,440	8.00%
Bank Only	147,262	11.86%	74,505	6.00%	99,340	8.00%
Total Capital (to risk-weighted assets)
Consolidated	169,123	13.61%	99,440	8.00%	124,300	10.00%
Bank Only	162,837	13.11%	99,340	8.00%	124,175	10.00%

(1) Presents the minimum capital adequacy requirements that apply to the Bank (excluding the capital conservation buffer) and that would apply to the Company if it were not eligible to operate under the Small Bank Holding Company Policy Statement.

Note 18 - Fair Value Measurements

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

The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	December 31, 2021		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$14,496	$14,496	$14,496	-	-
Interest earning deposits with other banks	798,665	798,665	798,665	-	-
Investment securities	36,623	36,675	34,998	1,677	-
Other investments	8,478	8,478	-	6,156	2,322
Loans receivable, net	1,714,103	1,686,124	-	-	1,686,124
Accrued interest receivable	8,105	8,105	-	8,105	-
Financial liabilities
Deposits	$2,363,787	2,363,624	$-	$2,363,624	$-
FHLB advances	24,999	24,447	-	24,447	-
Subordinated debt	24,288	21,891	-	21,891	-
Junior subordinated debentures	3,586	2,771	-	2,771	-
Accrued interest payable	357	357	-	357	-

	December 31, 2020		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$18,965	$18,965	$18,965	-	-
Interest earning deposits with other banks	144,152	144,152	144,152	-	-
Investment securities	23,247	23,356	20,028	3,328	-
Other investments	6,059	6,059	-	5,209	850
Loans receivable, net	1,527,876	1,535,541	-	-	1,535,541
Accrued interest receivable	8,616	8,616	-	8,616	-
Financial liabilities
Deposits	$1,421,307	1,421,534	$-	$1,421,534	$-
Paycheck Protection Program Liquidity Facility	153,716	153,716		153,716
FHLB advances	24,999	24,787		24,787
Subordinated debt	9,993	9,913	-	9,913	-
Junior subordinated debentures	3,584	2,707	-	2,707	-
Accrued interest payable	531	531	-	531	-

Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
December 31, 2021
Available-for-sale
U.S. Treasury securities	$34,998	$-	$-	$34,998
U.S. Agency collateralized mortgage obligations	-	70	-	70
U.S. Agency residential mortgage-backed securities	-	3	-	3
Municipals	-	256	-	256
	$34,998	$329	$-	$35,327

December 31, 2020
Available-for-sale
U.S. Treasury securities	$20,028	$-	$-	$20,028
U.S. Agency collateralized mortgage obligations	-	100	-	100
U.S. Agency residential mortgage-backed securities	-	10	-	10
Municipals	-	261	-	261
	$20,028	$371	$-	$20,399

The following methods were used to estimate the fair value of the class of financial instruments above:

Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2021 and 2020. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets measured at fair value using significant unobservable inputs (Level 3)

The following table presents the carrying value of equity securities without readily determinable fair values, as of December 31, 2021 and 2020, with adjustments recorded during the periods presented for those securities with observable price changes.

	For the Year Ended
	December 31,
(Dollars in thousands)	2021	2020
Carrying value, beginning of period	$850	$500
Addition of equity securities	-	750
Downward carrying value changes	-	(400)
Upward carrying value changes	1,472	-
Carrying value, end of period	$2,322	$850

Assets measured at fair value using significant unobservable inputs (Level 3)

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the dates indicated:

	Valuation Technique	Unobservable Inputs	December 31, 2021 Weighted Average Rate	December 31, 2020 Weighted Average Rate
Impaired loans	Collateral valuations	Discount to appraised value	8%	9%

Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
December 31, 2021
Impaired loans	$-	$-	$221	$221
Equity securities	-	-	2,322	2,322
Total	$-	$-	$2,543	$2,543

December 31, 2020
Impaired loans	$-	$-	$712	$712
Equity securities	-	-	850	850
Total	$-	$-	$1,562	$1,562

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

Note 19 – Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income.  The following table presents the Company’s noninterest income by revenue stream for the years ended December 31:

	2021	2020
	(dollars in thousands)
Deposit service charges and fees
Interchange income	$1,959	$1,501
Merchant service fees	568	478
Overdraft fees	316	334
Other	855	778
BaaS fees (1)	17,307	2,365
Loan referral fees	2,126	1,726
Gain (loss) on equity investment (2)	1,469	(400)
Gain on sale of branch (2)	1,263	-
Mortgage broker fees	920	655
Gain on sale of loans, net (2)	396	82
Loan servicing fees (2)	248	140
Earnings on life insurance (2)	172	200
Lease and sublease income (2)	126	122
Gain on sale of securities, net (2)	-	-
Other income (3)	393	201
Total noninterest income	$28,118	$8,182

(1) Components of BaaS fees are not within the scope of Topic 606 - see description below.
(2) Not within the scope of Topic 606.
(3) Includes the following immaterial income streams that are within the scope of Topic 606: wire transfer fees, annuity fees, and brokerage fees.

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

BaaS Fees: The Company earns fees and is reimbursed for certain expenses, as specified in the program agreement, for providing banking services to broker-dealers and digital financial service providers. Earned program fees and reimbursement of expenses are recorded gross and recognized on a monthly basis, as earned. Credit enhancements for fraud and credit losses are not within the scope of Topic 606.

The following tables presents the BaaS fees that are within and not within the scope of Topic 606:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2021	2020	(Decrease)
Program income - within the scope of Topic 606
Servicing and other BaaS fees	$5,011	$1,758	$3,253
Interchange	701	14	687
Total program income	5,712	1,772	3,940
Reimbursements - within the scope of Topic 606:
Reimbursement of expenses	1,004	593	411
Guarantees - not within the scope of Topic 606:
Credit enhancement recovery	9,086	-	9,086
Fraud recovery	1,505	-	1,505
Total reimbursements and guarantees	11,595	593	11,002
Total BaaS fees	$17,307	$2,365	$14,942

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

Note 20 - Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Year ended
	December 31, 2021	December 31, 2020
	(dollars in thousands, except share data)
Net Income	$27,005	$15,146
Basic weighted average number common shares outstanding	12,022,954	11,920,735
Dilutive effect of share-based compensation	498,472	288,636
Diluted weighted average number common shares outstanding	12,521,426	12,209,371
Basic earnings per share	$2.25	$1.27
Diluted earnings per share	$2.16	$1.24
Antidilutive stock options and restricted stock outstanding	176,097	226,878

Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings, however the difference in the two-class method was not significant.

Note 21 – Segment Reporting

As defined in ASC 280, Segment Reporting, an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on an internal performance measurement accounting system, which provides line of business results.  This system uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income and expense.  A primary objective of this measurement system and related internal financial reporting practices are to produce consistent results that reflect the underlying financial impact of the segments on the Company and to provide a basis of support for strategic decision making.  The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Based on these criteria, we have identified two segments:  The community bank and CCBX.

Income and expenses that are specific to CCBX are recorded to the CCBX segment.  Additionally, certain indirect expenses are allocated to CCBX utilizing various metrics, such as number of employees, utilization of space, and allocations based on loan and deposit balances.

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables for the periods indicated:

	December 31, 2021			December 31, 2020
	Community Bank	CCBX	Total	Community Bank	CCBX	Total
	(dollars in thousands)
Total assets	$2,282,514	$353,003	$2,635,517	$1,700,121	$66,001	$1,766,122
Total loans receivable	$1,396,060	$346,675	$1,742,735	$1,481,475	$65,663	$1,547,138
Allowance for loan losses	$(20,299)	$(8,333)	$(28,632)	$(19,196)	$(66)	$(19,262)
Total deposits	$1,647,529	$716,258	$2,363,787	$1,352,620	$68,687	$1,421,307

	Year Ended
	December 31, 2021			December 31, 2020
	Community Bank	CCBX	Total	Community Bank	CCBX	Total
	(dollars in thousands)
Net interest income	$73,004	$6,433	$79,437	$56,833	$553	$57,386
Provision for loan losses	$1,275	$8,640	$9,915	$8,242	$66	$8,308
Noninterest income (1)	$10,713	$17,405	$28,118	$5,817	$2,365	$8,182
Noninterest expense	$51,547	$11,716	$63,263	$34,563	$3,556	$38,119

(1) For the year ended December 31, 2021, CCBX noninterest income includes credit enhancement recovery of $9.1 million, servicing and other BaaS fees of $5.0 million, fraud recovery of $1.5 million, reimbursement of expenses of $1.0 million, interchange income of $700,000, and other of $98,000.  For the year ended December 31, 2020, CCBX noninterest income includes servicing and other BaaS fees of $1.8 million, reimbursement of expenses of $593,000 and interchange income of $14,000.

Note 22 – Parent Company Only Condensed Financial Information

Condensed financial information of Coastal Financial Corporation follows:

	December 31,	December 31,
	2021	2020
ASSETS
Cash	$24,306	$5,071
Investment in trust equities	109	109
Investment in subsidiaries	202,258	147,749
Other investments	2,482	850
Total loans receivable	350	-
Other assets	124	122
TOTAL ASSETS	$229,629	$153,901
LIABILITIES AND SHAREHOLDERS' EQUITY
Junior subordinated debentures, net of issuances costs	$3,586	$3,584
Subordinated debt, net of debt issuance costs	24,288	9,993
Interest and dividends payable	290	100
Other liabilities	243	7
Shareholders' equity	201,222	140,217
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$229,629	$153,901

	Year ended December 31,
	2021	2020
INCOME
Interest earned loans receivable	$14	$-
Interest bearing other investments	3	3
Unrealized gain (loss) on equity investment	1,469	(400)
Total income	1,486	(397)
EXPENSE
Interest expense	795	694
Other expenses	576	350
Total expense	1,371	1,044
Loss before income taxes and undistributed net income of subsidiary	115	(1,441)
Equity in undistributed income of consolidated subsidiaries	26,917	16,299
Income tax expense (benefit)	27	(288)
NET INCOME	$27,005	$15,146

	Year ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,005	$15,146
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed income of consolidated subsidiaries	(26,917)	(16,299)
Stock-based compensation	162	68
Impairment on equity investment	(1,469)	400
Decrease (increase) in other assets	5	(70)
Increase in other liabilities	452	13
Net cash used by operating activities	(762)	(742)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(26,500)	(7,500)
Investments in loans receivable	(350)	-
Investments in other, net	(163)	(750)
Net cash used by investing activities	(27,013)	(8,250)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	360	202
Proceeds from public offering, net	32,387	-
Proceeds from subordinated debt	24,263	-
Repayment of subordinated debt	(10,000)	-
Net cash provided by financing activities	47,010	202
NET CHANGE IN CASH	19,235	(8,790)
Cash, beginning of year	5,071	13,861
Cash, end of year	$24,306	$5,071

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2021. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) and  15d- 15(f) of the Exchange Act). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with GAAP. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

Our management assessed its internal control structure over financial reporting as of December 31, 2021 using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2021.

Attestation Report of the Independent Registered Public Accounting Firm

Not applicable for an emerging growth company.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, such controls

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

For information relating to the directors of the Company, the section captioned “Items to be Voted on by Shareholders—Item 1—Election of Directors” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders is incorporated herein by reference.

Executive Officers

For information relating to officers of the Company, see Part I, Item 1, “Business—Information About Our Executive Officers” to this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

For information regarding compliance with Delinquent Section 16(a) Reports, the section captioned “Stock Information—Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders is incorporated herein by reference.

Disclosure of Code of Ethics

For information concerning the Company’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to shareholders on the Company’s website at www.coastalbank.com.

Audit Committee

For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance—Meetings and Committees of the Board of Directors—Audit Committee” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation

Executive Compensation

For information regarding executive compensation, the sections captioned “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

(a)                  Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Information” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders.

(b)                  Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Information” in in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders.

(c)                   Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company the operation of which may at a subsequent date result in a change in control of the registrant.

(d)                  Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2021.

	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted- average exercise price of outstanding options	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by stockholders	694,519	$7.79	671,292
Equity compensation plan not approved by shareholders	-	-	-
Total	694,519	$7.79	671,292

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders is incorporated herein by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

For information regarding the principal accountant fees and expenses, the section captioned “Item 2—Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.
(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)	Exhibits

No.	Description	Location

3.1	Second Amended and Restated Certificate of Incorporation of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

3.2	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

3.3	Amended and Restated Bylaws of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

4.1*	Form of Common Stock Certificate of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

4.2	Description of Securities	Incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001-38589), filed with the Commission on March 12, 2020.

4.3	Form of 3.375% Fixed-to-Floating Rate Subordinated Note due September 1, 2031	Incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-38589), filed with the Securities and Exchange Commission on August 18, 2021.

10.1+	2006 Stock Option and Equity Compensation Plan	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.2+	First Amendment to the 2006 Stock Option and Equity Compensation Plan	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38589), filed with the Commission on August 7, 2020.

10.3+	Directors’ Stock Bonus Plan	Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.4+	2018 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.5+	Coastal Financial Corporation Annual Incentive Plan	Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.6+	Second Amended and Restated Employment Agreement by and among Coastal Financial Corporation, Coastal Community Bank and Eric M. Sprink dated October 4, 2021.	Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38589), filed with the Securities and Exchange Commission on October 7, 2021.

10.7+	Amended and Restated Change in Control Severance Agreement by and among Coastal Financial Corporation, Coastal Community Bank, and Joel Edwards	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.8	Commercial Real Estate Lease between JMHLS, LLC and Coastal Community Bank dated June 4, 2008	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.9	First Amendment of Commercial Real Estate Lease between JMHLS, LLC and Coastal Community Bank dated March 26, 2018	Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.10	Lease dated October 21, 1996, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.11	Lease Amendment 1.0 dated as of August 15, 2006, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.12	Lease Amendment 2.0 dated as of March 31, 2008, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.13	Lease Amendment 3.0 dated as of June 29, 2009, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.14	Investment Agreement dated as of March 30, 2011, between Coastal Financial Corporation and Steven D. Hovde	Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.15	First Amendment to Investment Agreement dated as of May 9, 2019, between Coastal Financial Corporation and Steven D. Hovde	Incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.16#	Program Agreement dated as of September 26, 2019 by and between Coastal Community Bank and Aspiration Financial, LLC	Incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A (File No. 001-38589) filed on March 21, 2019.

10.17+	Form of Change in Control Severance Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38589), filed with the Commission on May 8, 2020.

10.18+	Amended Non-Employee Director Compensation Policy	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38589), filed with the Commission on November 6, 2020.

10.19	Form of Subordinated Note Purchase Agreement, dated as of August 18, 2021	Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38589), filed with the Securities and Exchange Commission on August 18, 2021.

21.1	Subsidiaries	Filed herewith

23.1	Consent of Moss Adams LLP	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

COASTAL FINANCIAL CORPORATION

Dated:	March 11, 2022	/s/ Eric M. Sprink
Eric M. Sprink
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric M. Sprink Eric M. Sprink	President and Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2022

/s/ Joel G. Edwards Joel G. Edwards	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2022

/s/ Christopher D. Adams Christopher D. Adams	Chair of the Board	March 11, 2022

/s/ Andrew P. Skotdal Andrew P. Skotdal	Vice Chair of the Board	March 11, 2022

/s/ Pamela Unger Pamela Unger	Director	March 11, 2022

/s/ Rilla Delorier Rilla Delorier	Director	March 11, 2022

/s/ Steven D. Hovde Steven D. Hovde	Director	March 11, 2022

/s/ Stephan Klee Stephan Klee	Director	March 11, 2022

/s/ Thomas D. Lane Thomas D. Lane	Director	March 11, 2022

/s/ Sadhana Akella-Mishra Sadhana Akella-Mishra	Director	March 11, 2022

/s/ Michael Patterson Michael Patterson	Director	March 11, 2022

/s/ Gregory A. Tisdel Gregory A. Tisdel	Director	March 11, 2022