Form 10-Q
period 2022-03-31
COASTAL FINANCIAL CORP
filed 2022-05-06
CIK 1437958

452.9  No

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act.

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

As of May 3, 2022, there were 12,931,917 shares of the issuer’s common stock outstanding.

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

Factors that may affect our results are disclosed in “Item 1A. Risk Factors” in Part II of this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”).  Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the difficult market conditions and unfavorable economic conditions and uncertainties associated with the COVID-19 pandemic, including the emergence of variant strains of the virus, particularly in the markets in which we operate and in which our loans are concentrated, including declines in housing markets, an increase in unemployment levels and slowdowns in economic growth; our expected future financial results; the overall health of the local and national real estate market; the credit risk associated with our loan portfolio, such as possible additional loan losses and impairment of collectability of loans as a result of the COVID-19 pandemic and policies and programs implemented by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), including its automatic loan forbearance provisions and the effects on our loan portfolio from our Paycheck Protection Program (“PPP”) lending activities, specifically with our commercial real estate loans; our level of nonperforming assets and the costs associated with resolving problem loans; business and economic conditions generally and in the financial services industry, nationally and within our market area, including as a result of the COVID-19 pandemic, particularly in the markets in which we operate an in which our loans are concentrated; our ability to maintain an adequate level of allowance for loan losses; our ability to successfully manage liquidity risk; our ability to implement our growth strategy and manage costs effectively; the composition of our senior leadership team and our ability to attract and retain key personnel; our ability to raise additional capital to implement our business plan; changes in market interest rates and impacts of such changes on our profits and business; the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; interruptions involving our information technology and telecommunications systems or third-party servicers; our ability to maintain our reputation; increased competition in the financial services industry; regulatory guidance on commercial lending concentrations; our relationship with broker-dealers and digital financial service providers; the effectiveness of our risk management framework; the costs and obligations associated with being a publicly traded company; the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject; the extensive regulatory framework that applies to us; the impact of recent and future legislative and regulatory changes and economic stimulus programs; and other changes in banking, securities and tax laws and regulations, and their application by our regulators; the impact on our operations due to epidemic illnesses, natural or man-made disasters, such as wildfires, the effects of regional or national civil unrest, and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions; the impact of benchmark interest rate reform in the U.S. and implementation of alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”), to the London Interbank Offered Rate (“LIBOR”); fluctuations in the value of the securities held in our securities portfolio; governmental monetary and fiscal policies; material weaknesses in our internal control over financial reporting; and our success at managing the risks involved in the foregoing items.

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

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)

ASSETS
	March 31,	December 31,
	2022	2021
Cash and due from banks	$32,705	$14,496
Interest earning deposits with other banks (restricted cash of $0 at March 31, 2022 and December 31, 2021)	649,404	798,665
Investment securities, available for sale, at fair value	134,891	35,327
Investment securities, held to maturity, at amortized cost	1,286	1,296
Other investments	9,931	8,478
Loans receivable	1,964,209	1,742,735
Allowance for loan losses	(38,770)	(28,632)
Total loans receivable, net	1,925,439	1,714,103
Premises and equipment, net	18,135	17,219
Operating lease right-of-use assets	5,836	6,105
Accrued interest receivable	8,824	8,105
Bank-owned life insurance, net	12,342	12,254
Deferred tax asset, net	6,892	6,818
Other assets	28,065	12,651
Total assets	$2,833,750	$2,635,517

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$2,576,470	$2,363,787
Federal Home Loan Bank ("FHLB") advances	-	24,999
Subordinated debt
Principal amount $25,000 (less unamortized debt issuance costs of $694 and $712 ) at March 31, 2022 and December 31, 2021, respectively	24,306	24,288
Junior subordinated debentures
Principal amount $3,609 (less unamortized debt issuance costs of $22 and $23 at March 31, 2022 and December 31, 2021, respectively)	3,587	3,586
Deferred compensation	712	744
Accrued interest payable	149	357
Operating lease liabilities	6,054	6,320
Other liabilities	14,552	10,214
Total liabilities	2,625,830	2,434,295
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at March 31, 2022 and December 31, 2021; issued and outstanding: zero shares at March 31, 2022 and December 31, 2021	-	-
Common stock, no par value:
Authorized: 300,000,000 shares at March 31, 2022 and December 31, 2021; 12,928,548 shares at March 31, 2022 issued and outstanding and 12,875,315 shares at December 31, 2021 issued and outstanding	122,592	121,845
Retained earnings	85,603	79,373
Accumulated other comprehensive (loss) income, net of tax	(275)	4
Total shareholders’ equity	207,920	201,222
Total liabilities and shareholders’ equity	$2,833,750	$2,635,517

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended March 31,
	2022	2021
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$29,632	$18,230
Interest on interest earning deposits with other banks	402	70
Interest on investment securities	71	28
Dividends on other investments	37	30
Total interest income	30,142	18,358
INTEREST EXPENSE
Interest on deposits	553	660
Interest on borrowed funds	321	383
Total interest expense	874	1,043
Net interest income	29,268	17,315
PROVISION FOR LOAN LOSSES	12,942	357
Net interest income after provision for loan losses	16,326	16,958
NONINTEREST INCOME
BaaS fees	20,112	948
Deposit service charges and fees	884	863
Loan referral fees	602	597
Gain on sales of loans, net	-	130
Mortgage broker fees	123	262
Other income	265	184
Total noninterest income	21,986	2,984
NONINTEREST EXPENSE
Salaries and employee benefits	11,085	7,686
Occupancy	1,136	1,058
Software licenses, maintenance and subscriptions	1,052	484
Legal and professional fees	708	760
Data processing	809	697
BaaS expense	12,861	90
Excise taxes	349	359
Federal Deposit Insurance Corporation ("FDIC") assessments	604	195
Director and staff expenses	344	220
Marketing	99	82
Other expense	1,368	721
Total noninterest expense	30,415	12,352
Income before provision for income taxes	7,897	7,590
PROVISION FOR INCOME TAXES	1,667	1,572
NET INCOME	$6,230	$6,018
Basic earnings per common share	$0.48	$0.50
Diluted earnings per common share	$0.46	$0.49
Weighted average number of common shares outstanding:
Basic	12,898,746	11,960,772
Diluted	13,475,337	12,393,493

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
NET INCOME	$6,230	$6,018
OTHER COMPREHENSIVE LOSS, before tax
Securities available-for-sale
Unrealized holding loss during the period	(349)	(13)
Income tax benefit related to unrealized holding loss	70	3
OTHER COMPREHENSIVE LOSS, net of tax	(279)	(10)
COMPREHENSIVE INCOME	$5,951	$6,008

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)

	Shares of Common Stock	Amount of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2020	11,954,327	$87,815	$52,368	$34	$140,217
Net income	-	-	6,018	-	6,018
Issuance of restricted stock awards	5,978	-	-	-	-
Vesting of restricted stock units	7,426	-	-	-	-
Exercise of stock options	20,905	151	-	-	151
Stock-based compensation	-	363	-	-	363
Other comprehensive loss	-	-	-	(10)	(10)
BALANCE, March 31, 2021	11,988,636	$88,329	$58,386	$24	$146,739

BALANCE, December 31, 2021	12,875,315	$121,845	$79,373	$4	$201,222
Net income	-	-	6,230	-	6,230
Vesting of restricted stock units	26,288	-	-	-	-
Exercise of stock options	26,945	208	-	-	208
Stock-based compensation	-	539	-	-	539
Other comprehensive loss	-	-	-	(279)	(279)
BALANCE, March 31, 2022	12,928,548	$122,592	$85,603	$(275)	$207,920

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,230	$6,018
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,942	357
Depreciation and amortization	419	416
(Gain) loss on disposition of fixed assets	(35)	-
Decrease in operating lease right-of-use assets	269	261
Decrease in operating lease liabilities	(266)	(259)
Gain on sales of loans	-	(130)
Proceeds from sale of loans	-	2,201
Net (discount accretion) premium amortization on investment securities	(12)	10
Stock-based compensation	539	363
Increase in bank-owned life insurance value	(88)	(51)
Deferred tax benefit	1	-
Net change in CCBX receivable	(15,181)	-
Net change in other assets and liabilities	3,164	(745)
Net cash provided by operating activities	7,982	8,441
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest earning deposits with other banks	149,261	(43,320)
Purchase of investment securities available for sale	(134,912)	(14,998)
Change in other investments, net	(1,453)	(770)
Principal paydowns of investment securities available-for-sale	7	8
Principal paydowns of investment securities held-to-maturity	10	321
Maturities and calls of investment securities available-for-sale	35,000	15,000
Purchase of loans	(57,268)	-
Increase in loans receivable, net	(167,010)	(221,665)
Purchases of premises and equipment, net	(1,300)	(502)
Net cash used by investing activities	(177,665)	(265,926)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and money market, and savings	215,769	254,770
Net decrease in time deposits	(3,086)	(4,362)
Net repayment from long term FHLB borrowing	(24,999)	-
Net advances from Paycheck Protection Program Liquidity Facility	-	4,803
Proceeds from exercise of stock options	208	151
Net cash provided by financing activities	187,892	255,362
NET CHANGE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	18,209	(2,123)
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	14,496	18,965
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of quarter	$32,705	$16,842
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$761	$1,036
Income taxes paid	12	-
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$(13)	$(13)
In conjunction with ASU 2016-02 as detailed in Note 6 to the Unaudited Consolidated Financial Statements, the following assets and liabilities were recognized:
Operating lease right-of-use assets	$-	$41
Operating lease liabilities	$-	$(41)

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

We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County.  The Company’s business is conducted through two reportable segments:  The community bank and CCBX.  The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium-sized businesses, professionals, and individuals in the broader Puget Sound region in the state of Washington through its 14 branches in Snohomish, Island and King Counties, and through the Internet and its mobile banking application. The  CCBX segment provides Banking as a Service (“BaaS”) that allows our broker dealers and digital financial service partners to offer their customers banking services.  Through CCBX’s partners the Company is able to offer banking services and products across the nation.

The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The community bank’s loans and deposits are primarily within the greater Puget Sound area, while CCBX loans and deposits are dependent upon the partner’s market.  The Bank’s primary funding source is deposits from customers. The Bank is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has regulatory and supervisory authority over the Company.

Financial statement presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting requirements and with instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2022. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for future periods.

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

Subsequent Events - The Company has evaluated events and transactions subsequent to March 31, 2022 for potential recognition or disclosure.

Reclassifications - Certain amounts reported in prior quarters' consolidated financial statements may have been reclassified to conform to the current presentation with no effect on stockholders’ equity or net income.

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

Note 3 - Investment Securities

The amortized cost and fair values of investments in debt securities at the date indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
March 31, 2022
Available-for-sale
U.S. Treasury securities	$134,923	$1	$(350)	$134,574
U.S. Agency collateralized mortgage obligations	62	-	-	62
U.S. Agency residential mortgage-backed securities	2	-	-	2
Municipal bonds	252	1	-	253
Total available-for-sale securities	135,239	2	(350)	134,891
Held-to-maturity
U.S. Agency residential mortgage-backed securities	1,286	1	(23)	1,264
Total investment securities	$136,525	$3	$(373)	$136,155

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2021
Available-for-sale
U.S. Treasury securities	$34,999	$-	$(1)	$34,998
U.S. Agency collateralized mortgage obligations	68	2	-	70
U.S. Agency residential mortgage-backed securities	3	-	-	3
Municipal bonds	252	4	-	256
Total available-for-sale securities	35,322	6	(1)	35,327
Held-to-maturity
U.S. Agency residential mortgage-backed securities	1,296	52	-	1,348
Total investment securities	$36,618	$58	$(1)	$36,675

The amortized cost and fair value of debt securities at March 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers or the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are shown separately, since they are not due at a single maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
March 31, 2022
Amounts maturing in
One year or less	$34,978	$34,973	$-	$-
After one year through five years	100,197	99,854	-	-
	135,175	134,827	-	-
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	64	64	1,286	1,264
	$135,239	$134,891	$1,286	$1,264

Investments in debt securities with an amortized cost of $35.5 million and $36.0 million at March 31, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.  During the quarter ended March 31, 2022, five U.S. Treasury securities were purchased for $135.0 million for their higher yielding return compared to cash on deposit with other banks, and $35.0 million in U.S. Treasury securities matured during the quarter ended March 31, 2022.

There were no sales of securities during the three months ended March 31, 2022 or 2021.

There were eight securities with a $373,000 unrealized loss as of March 31, 2022.  There were four securities in an unrealized loss position as of December 31, 2021.  The following table shows the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
March 31, 2022
Available-for-sale
U.S. Treasury securities	$119,581	$350	$-	$-	$119,581	$350
Total available-for-sale securities	119,581	350	-	-	119,581	350
Held-to-maturity
U.S. Agency residential mortgage-backed securities	833	23	-	-	833	23
Total investment securities	$120,414	$373	$-	$-	$120,414	$373

Management has evaluated the above securities and does not believe that any individual unrealized loss as of March 31, 2022, represents an other-than-temporary impairment (“OTTI”).  Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve.  Management believes there is a high probability of collecting all contractual amounts due, because the majority of the securities in the portfolio are backed by government agencies or government sponsored enterprises.  However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one year time horizon or perhaps even until maturity.

Note 4 - Loans and Allowance for Loan Losses

The composition of the loan portfolio is as follows as of the periods indicated:

	March 31,	December 31,
	2022	2021

Commercial and industrial loans	$394,323	$419,060
Real estate loans:
Construction, land, and land development	208,108	183,594
Residential real estate	268,716	204,389
Commercial real estate	889,483	835,587
Consumer and other loans	210,343	108,871
Gross loans receivable	1,970,973	1,751,501
Net deferred origination fees and premiums	(6,764)	(8,766)
Loans receivable	$1,964,209	$1,742,735

Included in commercial and industrial loans are Paycheck Protection Program (“PPP”) loans of $47.5 million at March 31, 2022 and $111.8 million at December 31, 2021.  PPP loans are 100% guaranteed by the Small Business Administration (“SBA”).  PPP loans had net deferred origination fees of $1.4 million as of March 31, 2022, and $3.6 million as of December 31, 2021.   Also included in commercial and industrial loans as of March 31, 2022 and December 31, 2021, is $218.7 million and $202.9 million, respectively in capital call lines, provided to venture capital firms through one of our BaaS clients.  These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our BaaS client and the underwriting is reviewed and approved by the Bank on every line.

Included in consumer and other loans are overdrafts of $578,000 and $1.3 million at March 31, 2022 and December 31, 2021, respectively.

The Company has pledged loans totaling $179.2 million and $183.5 million at March 31, 2022 and December 31, 2021, respectively, for borrowing lines at the FHLB and FRB.

The balance of SBA and United States Department of Agriculture (“USDA”) loans and participations sold and serviced for others totaled was $17.7 million and $19.3 million at March 31, 2022 and December 31, 2021, respectively.

The balance of Main Street Lending Program (“MSLP”) loans participated and serviced totaled $58.0 million and $56.3 million at March 31, 2022 and December 31, 2021, respectively, with $3.1 million and $4.8 million in MSLP loans on the balance sheet and included in commercial and industrial loans at March 31, 2022, and December 31, 2021, respectively.

The Company, at times, purchases individual loans at fair value as of the acquisition date. Purchased loans with remaining balances totaled $11.8 million and $12.8 million as of March 31, 2022 and December 31, 2021, respectively. Unamortized premiums totaled $201,000 and $223,000 as of March 31, 2022 and December 31, 2021, respectively, and are amortized into interest income over the life of the loans.

The Company has purchased participation loans with remaining balances totaling $26.1 million and $27.9 million as of March 31, 2022 and December 31, 2021, respectively.

The  Company purchased loans from a CCBX partner, at par, through agreements with that CCBX partner, and those loans had a remaining balance of $111.5 million as of March 31, 2022 and $59.7 million as of December 31, 2021.  The Company recorded a receivable from the seller, which is secured by small dollar consumer and business loans.  As of March 31, 2022, $107.5 million is included in consumer and other loans and $4.0 million are in commercial and industrial loans, compared to $59.7 million in consumer and other loans as of December 31, 2021.

The following is a summary of the Company’s loan portfolio segments:

Commercial and industrial loans – Commercial and industrial loans are secured by business assets including inventory, receivables and machinery and equipment of businesses located generally in the Company’s primary market area and capital calls on venture and investment funds. Loan types include PPP loans, revolving lines of credit, term loans, and loans secured by liquid collateral such as cash deposits or marketable securities. Also included in commercial and industrial loans are loans to other financial institutions.  Additionally, the Company issues letters of credit on behalf of its customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.

For the three months ended March 31, 2022, $218.7 million in CCBX capital call lines are included in commercial and industrial loans compared to $202.9 million at December 31, 2021.  Capital call lines are provided to venture capital firms. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every line/loan.

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

Residential real estate loans – Residential real estate includes various types of loans for which the Company holds real property as collateral. Included in this segment are multi-family loans, first and second lien single family loans, which the Company occasionally purchases to diversify its loan portfolio, and rental portfolios secured by one-to-four family homes. The primary risks of residential real estate loans include the borrower’s inability to pay, material decreases in the value of the collateral, and significant increases in interest rates which may make the loan unprofitable.

For the three months ended March 31, 2022, $84.2 million in CCBX loans are included in residential real estate loans, compared to $36.9 million at December 31, 2021.

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

Consumer and other loans – The community bank originates a limited number of consumer loans, generally for banking customers only, which consist primarily of home equity lines of credit, saving account secured loans, and auto loans. This loan category also includes overdrafts. Repayment of these loans is dependent on the borrower’s ability to pay and the fair value of the underlying collateral

For the three months ended March 31, 2022, $208.4 million in CCBX loans are included in consumer and other loans compared to $106.8 million at December 31, 2021.  CCBX consumer loans include credit cards, consumer term loans and lines of credit.

The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
March 31, 2022
Commercial and industrial loans	$92	$128	$220	$394,103	$394,323	$22
Real estate loans:
Construction, land and land development	69	-	69	208,039	208,108	-
Residential real estate	669	94	763	267,953	268,716	40
Commercial real estate	-	-	-	889,483	889,483	-
Consumer and other loans	8,554	2,099	10,653	199,690	210,343	2,099
	$9,384	$2,321	$11,705	$1,959,268	$1,970,973	$2,161
Less net deferred origination fees and premiums					(6,764)
Loans receivable					$1,964,209

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2021
Commercial and industrial loans	$259	$38	$297	$418,763	$419,060	$-
Real estate loans:
Construction, land and land development	-	-	-	183,594	183,594	-
Residential real estate	809	94	903	203,486	204,389	39
Commercial real estate	-	-	-	835,587	835,587	-
Consumer and other loans	3,901	1,467	5,368	103,503	108,871	1,467
	$4,969	$1,599	$6,568	$1,744,933	1,751,501	$1,506
Less net deferred origination fees and premiums					(8,766)
Loans receivable					$1,742,735

The following table is a summary of information pertaining to impaired loans as of the period indicated.  CCBX loans that are reported using pool accounting and are not subject to impairment analysis, and therefore not included in this table.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	(dollars in thousands)
March 31, 2022
Commercial and industrial loans	$139	$1	$129	$130	$101
Real estate loans:
Residential real estate	69	54	-	54	-
Total	$208	$55	$129	$184	$101

December 31, 2021
Commercial and industrial loans	$173	-	$166	$166	$132
Real estate loans:
Residential real estate	69	55	-	55	-
Total	$242	$55	$166	$221	$132

The following tables summarize the Company’s average recorded investment and interest income recognized on impaired loans by loan class for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022		March 31, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
			(dollars in thousands)
Commercial and industrial loans	$148	$-	$451	$-
Real estate loans
Residential real estate	55	-	174	-
Total	$203	$-	$625	$-

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

No loans were restructured in the three months ended March 31, 2022 and March 31, 2021 that qualified as TDRs. The Company has no commitments to loan additional funds to borrowers whose loans were classified as TDRs at March 31, 2022, as there were no outstanding TDRs at March 31, 2022.

Pursuant to guidance from the federal bank regulatory agencies, the Company deferred or modified payments on existing loans to assist customers financially during the COVID-19 pandemic and economic shutdown.  As of March 31, 2022 all deferred and modified loans during the COVID-19 pandemic have either returned to active status or paid off.  In accordance with GAAP, the CARES Act, as amended by the Consolidated Appropriations Act, 2021, and interagency guidance issued on March 22, 2020 and April 7, 2020, these short-term modifications, made on a good faith basis in response to the COVID-19 pandemic to borrowers that were current prior to any relief, were not considered TDRs.

Generally, the accrual of interest on community bank loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are 90 days past due as to either principal or interest, unless they are well secured and in the process of collection.  Installment/closed-end, and revolving/open-end consumer loans originated by CCBX lending partners will continue to accrue interest until 120 and 180 days past due, respectively. For these loans, an allowance is recorded through provision expense for probable incurred losses. Any principal and interest outstanding on revolving/open-end loans at greater than 180 days past due is charged off against the allowance.  Any accrued interest outstanding on installment/closed-end loans at 120 days past due is reversed against the accrued interest allowance.  These consumer loans are reported out as substandard, 90+ days past due and still accruing.

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

An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	March 31,	December 31,
	2022	2021

Commercial and industrial loans	$130	$166
Real estate loans:
Residential real estate	54	55
Total nonaccrual loans	$184	$221

Credit Quality and Credit Risk

Federal regulations require that the Company periodically evaluate the risks inherent in its loan portfolio. In addition, the Company’s regulatory agencies have authority to identify problem loans and, if appropriate, require them to be reclassified. There are three classifications for problem loans: Substandard, Doubtful, and Loss. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of loans classified as Substandard, with additional characteristics that suggest the weaknesses make collection or recovery in full after liquidation of collateral questionable on the basis of currently existing facts, conditions, and values. Revolving (open-ended loans, such as credit cards) and installment (closed end) consumer loans originated by CCBX partners continue to accrue interest until they are charged-off at 180 days past due for revolving loans (primarily credit cards) and 120 days past due for installment loans (primarily unsecured loans to consumers).  These consumer loans are reported out as 90+ days past due and still accruing, and are classified as substandard.  There is a high possibility of loss in loans classified as Doubtful. A loan classified as Loss is considered uncollectible and of such little value that continued classification of the credit as a loan is not warranted. If a loan or a portion thereof is classified as Loss, it must be charged-off, meaning the amount of the loss is charged against the allowance for loan losses, thereby reducing that reserve. The Company also classifies some loans as Watch or Other Loans Especially Mentioned (“OLEM”). Loans classified as Watch are performing assets and classified as pass credits but have elements of risk that require more monitoring than other performing loans and are reported in the OLEM column in the following table. Loans classified as OLEM are assets that continue to perform but have shown deterioration in credit quality and require close monitoring.

Loans by credit quality risk rating are as follows as of the periods indicated:

	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
March 31, 2022
Commercial and industrial loans	$387,842	$6,262	$219	$-	$394,323
Real estate loans:
Construction, land, and land development	208,108	-	-	-	208,108
Residential real estate	268,506	116	94	-	268,716
Commercial real estate	873,118	9,464	6,901	-	889,483
Consumer and other loans	208,244	-	2,099	-	210,343
	$1,945,818	$15,842	$9,313	$-	1,970,973
Less net deferred origination fees					(6,764)
Loans receivable					$1,964,209
December 31, 2021
Commercial and industrial loans	$416,642	$2,180	$238	$-	$419,060
Real estate loans:
Construction, land, and land development	183,594	-	-	-	183,594
Residential real estate	204,173	122	94	-	204,389
Commercial real estate	824,676	10,911	-	-	835,587
Consumer and other loans	107,404	-	1,467	-	108,871
	$1,736,489	$13,213	$1,799	$-	1,751,501
Less net deferred origination fees					(8,766)
Loans receivable					$1,742,735

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

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio, as of and for the three months ended March 31, 2022:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Three Months Ended March 31, 2022
ALLL balance, December 31, 2021	$3,221	$6,984	$4,598	$6,590	$7,092	$147	$28,632
Provision for loan losses or (recapture)	296	608	1,160	(1,273)	10,823	1,328	12,942
	3,517	7,592	5,758	5,317	17,915	1,475	41,574
Loans charged-off	(5)	-	-	-	(2,803)	-	(2,808)
Recoveries of loans previously charged-off	2	-	-	-	2	-	4
Net (charge-offs) recoveries	(3)	-	-	-	(2,801)	-	(2,804)
ALLL balance, March 31, 2022	$3,514	$7,592	$5,758	$5,317	$15,114	$1,475	$38,770

As of March 31, 2022
ALLL amounts allocated to
Individually evaluated for impairment	$101	$-	$-	$-	$-	$-	$101
Collectively evaluated for impairment	3,413	7,592	5,758	5,317	15,114	1,475	38,669
ALLL balance, March 31, 2022	$3,514	$7,592	$5,758	$5,317	$15,114	$1,475	$38,770
Loans individually evaluated for impairment	$130	$-	$54	$-	$-		$184
Loans collectively evaluated for impairment	394,193	208,108	268,662	889,483	210,343		1,970,789
Loan balance, March 31, 2022	$394,323	$208,108	$268,716	$889,483	$210,343		$1,970,973
Three Months Ended March 31, 2021
ALLL balance, December 31, 2020	$3,353	$3,545	$3,410	$7,810	$127	$1,017	$19,262
Provision for loan losses or (recapture)	43	437	(239)	143	(19)	(8)	357
	3,396	3,982	3,171	7,953	108	1,009	19,619
Loans charged-off	(14)	-	-	-	(4)	-	(18)
Recoveries of loans previously charged-off	5	-	-	-	4	-	9
Net (charge-offs) recoveries	(9)	-	-	-	-	-	(9)
ALLL balance, March 31, 2021	$3,387	$3,982	$3,171	$7,953	$108	$1,009	$19,610

As of March 31, 2021
ALLL amounts allocated to
Individually evaluated for impairment	$118	$-	$-	$-	$-	$-	$118
Collectively evaluated for impairment	3,269	3,982	3,171	7,953	108	1,009	19,492
ALLL balance, March 31, 2021	$3,387	$3,982	$3,171	$7,953	$108	$1,009	$19,610
Loans individually evaluated for impairment	$488	$-	$173	$-	$-		$661
Loans collectively evaluated for impairment	745,786	104,596	136,244	793,633	4,114		1,784,373
Loan balance, March 31, 2021	$746,274	$104,596	$136,417	$793,633	$4,114		$1,785,034

The following table summarizes the allocation of the ALLL attributed to various segments in the loan portfolio as of December 31, 2021.

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
As of December 31, 2021
ALLL amounts allocated to
Individually evaluated for impairment	$132	$-	$-	$-	$-	$-	$132
Collectively evaluated for impairment	3,089	6,984	4,598	6,590	7,092	147	28,500
ALLL balance, December 31, 2021	$3,221	$6,984	$4,598	$6,590	$7,092	$147	$28,632
Loans individually evaluated for impairment	$166	$-	$55	$-	$-		$221
Loans collectively evaluated for impairment	418,894	183,594	204,334	835,587	108,871		1,751,280
Loan balance, December 31, 2021	$419,060	$183,594	$204,389	$835,587	$108,871		$1,751,501

Note 5 - Deposits

The composition of consolidated deposits consisted of the following at the periods indicated:

	March 31,	December 31,
	2022	2021

Demand, noninterest bearing	$838,044	$1,355,908
NOW and money market	1,516,546	789,709
Savings	106,364	103,956
Total core deposits	2,460,954	2,249,573
BaaS-brokered deposits	75,145	70,757
Time deposits less than $250,000	29,200	31,057
Time deposits $250,000 and over	11,171	12,400
Total deposits	$2,576,470	$2,363,787

The following table presents the maturity distribution of time deposits as of March 31, 2022 (dollars in thousands):

(dollars in thousands)
Twelve months	$31,225
One to two years	5,542
Two to three years	1,733
Three to four years	1,234
Four to five years	637
$40,371

Our CCBX partners originate deposits and these deposits were primarily noninterest bearing prior to the recent rate increase by the Federal Open Market Committee (“FOMC”). Many of these CCBX deposits became interest bearing during the quarter ended March 31, 2022, and were reclassified to interest bearing deposits from noninterest bearing deposits, when the FOMC raised rates 0.25% in mid-March 2022.   The amount of deposits that move to interest bearing will increase as rates are raised by the FOMC thereafter.  Once the Fed Funds rate increases to 1.00%, most of the CCBX noninterest bearing deposits will be interest bearing.

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

The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating lease liabilities. No leases renewed during the three months ended March 31, 2022.

The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately.  The Company’s lease agreements do not contain any residual value guarantees.

Operating leases with terms of 12 months or less are not included in ROU assets and operating lease liabilities recorded in the Company’s consolidated balance sheets. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis.  As of March 31, 2022, the Company has one sublease that has not yet commenced.  At March 31, 2022, lease expiration dates ranged from ten months to 22.9 years, with additional renewal options on certain leases typically ranging from 5 to 10 years. At March 31, 2022, the weighted average remaining lease term for the Company’s operating leases was 8.4 years.

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $346,000 and $341,000, respectively, for the three months ended March 31, 2022 and 2021. Variable lease components, such as inflation adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew, at March 31, 2022:

March 31,
2022
(dollars in thousands)
April 1, 2022 to December 31, 2022	$962
2023	1,272
2024	864
2025	714
2026	719
2027 and thereafter	2,490
Total lease payments	7,021
Less: amounts representing interest	967
Present value of lease liabilities	$6,054

The following table presents the components of total lease expense and operating cash flows for the three months ended March 31, 2022 and 2020:

	Three Months Ended
	March 31,	March 31,
	2022	2021
	(dollars in thousands)
Lease expense:
Operating lease expense	$320	$321
Variable lease expense	41	34
Total lease expense (1)	$361	$355
Cash paid:
Cash paid reducing operating lease liabilities	$358	$352

(1) Included in net occupancy expense in the Condensed Consolidated Statements of Income (Unaudited).

The Company entered into a five-year prepaid capital lease for ATM machines beginning October 1, 2021.  The equipment is recorded as fixed assets on the Company’s balance sheet and depreciation expense is recognized on a straight-line basis over the term of the lease.  Depreciation expense was $32,000 and $33,000 for the three months ended March 31, 2022 and 2021, respectively, with $448,000 remaining as of March 31, 2022.

Note 7 - Stock-Based Compensation -

Stock Options and Restricted Stock

The 2018 Coastal Financial Corporation Omnibus Plan (2018 Plan) authorizes the Company to grant awards, including but not limited to, stock options, restricted stock units, and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. On May 24, 2021, the Company’s shareholders approved the First Amendment to the 2018 Plan, which increased the authorized plan shares by 600,000.  The 2018 Plan replaces both the 2006 Plan and the Directors’ Stock Bonus Plan (2006 Plan). Existing awards will vest under the terms granted and no further awards will be granted under these prior plans. Shares available to be granted under the 2018 plan were 615,630 at March 31, 2022.

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

There were no new stock options granted in the three months ended March 31, 2022.

A summary of stock option activity under the 2018 Plan and 2006 Plan during the three months ended March 31, 2022:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts)
Outstanding at December 31, 2021	694,519	$7.79	4.0	$29,744
Granted	-	-
Exercised	(26,660)	$7.11
Forfeited or expired	(800)	7.63
Outstanding at March 31, 2022	667,059	$7.79	3.8	$25,323
Vested or expected to vest at March 31, 2022	667,059	$7.79	3.8	$25,323
Exercisable at March 31, 2022	381,947	$6.85	2.9	$14,856

The total or aggregate intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the three months ended March 31, 2022 and 2021, was $1.1 million and $357,000, respectively.

As of March 31, 2022, there was $1.4 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan and 2006 Plan. Total unrecognized compensation costs are adjusted for unvested forfeitures. The Company expects to recognize that cost over a weighted-average period of approximately 4.8 years.   Compensation expense recorded related to stock options was $120,000 and $89,000 for the three months ended March 31, 2022 and 2021, respectively.

Restricted Stock Units

In January 2022, the Company granted 53,721 restricted stock units under the 2018 Plan to employees, which vest ratably over 4 years.  In February 2022, the Company granted 150 restricted stock units under the 2018 Plan to an employee, which vest ratably over 10 years.

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

As of March 31, 2022, there was $7.5 million of total unrecognized compensation cost related to nonvested restricted stock units.  The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 5.6 years.  Compensation expense recorded related to restricted stock units was $374,000 and $101,000 for the three months ended March 31, 2022 and 2021, respectively.

A summary of the Company’s nonvested shares at March 31, 2022 and changes during the three month period is presented below:

Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts)
Nonvested shares at December 31, 2021	269,844	$21.70	$7,803
Granted	53,871	$49.19
Forfeited	(1,261)	$19.00
Vested	(25,788)	$19.90
Nonvested shares at March 31, 2022	296,666	$26.86	$5,603

Restricted Stock Awards

Employees

There were no new restricted stock awards granted in the three months ended March 31, 2022.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.

As of March 31, 2022, there was $53,000 of total unrecognized compensation cost related to nonvested restricted stock awards.  The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 5.8 years.  Compensation expense recorded related to restricted stock awards was $2,000 and $127,000 for the three months ended March 31, 2022 and 2021, respectively.

Director’s Stock Compensation

Under the 2018 Plan, eligible directors are granted stock with a total market value of $15,000, and the Board Chair is granted stock with a total market value of $25,000.  Stock is granted as of each annual meeting date and will cliff vest one day prior to the next annual meeting date.  During the vesting period, the grants are considered participating securities.

No new shares were granted during the three months ended March 31, 2022.   On May 24, 2021, As of March 31, 2022, there was $20,000 of total unrecognized compensation expense related to director restricted stock awards.  Director compensation expense recorded related to the 2018 Plan totaled $38,000 and $46,000 for the three months ended March 31, 2022 and 2021, respectively.

A summary of the Company’s nonvested shares at March 31, 2022 and changes during the three-month period is presented below:

Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts)
Nonvested shares at December 31, 2021	10,203	$23.78	$274
Granted	-	$-
Forfeited	-	$-
Vested	(2,467)	$17.81
Nonvested shares at March 31, 2022	7,736	$24.82	$175

Note 8 - Fair Value Measurements

The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	March 31, 2022		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$32,705	$32,705	$32,705	$-	$-
Interest earning deposits with other banks	649,404	649,404	649,404	-	-
Investment securities	136,177	136,155	134,574	1,581	-
Other investments	9,931	9,931	-	7,259	2,672
Loans receivable	1,925,439	1,892,105	-	-	1,892,105
Accrued interest receivable	8,824	8,824	-	8,824	-
Financial liabilities
Deposits	$2,576,470	2,575,891	$-	$2,575,891	$-
Subordinated debt	24,306	20,143	-	20,143	-
Junior subordinated debentures	3,587	2,660	-	2,660	-
Accrued interest payable	6,054	6,054	-	6,054	-

	December 31, 2021		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$14,496	$14,496	$14,496	$-	$-
Interest earning deposits with other banks	798,665	798,665	798,665	-	-
Investment securities	36,623	36,675	34,998	1,677	-
Other investments	8,478	8,478	-	6,156	2,322
Loans receivable, net	1,714,103	1,686,124	-	-	1,686,124
Accrued interest receivable	8,105	8,105	-	8,105	-
Financial liabilities
Deposits	$2,363,787	$2,363,624	$-	$2,363,624	$-
FHLB advances	24,999	24,447	-	24,447	-
Subordinated debt	24,288	21,891	-	21,891	-
Junior subordinated debentures	3,586	2,771	-	2,771	-
Accrued interest payable	357	357	-	357	-

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

Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
March 31, 2022
Available-for-sale
U.S. Treasury securities	$134,574	$-	$-	$134,574
U.S. Agency collateralized mortgage obligations	-	62	-	62
U.S. Agency residential mortgage-backed securities	-	2	-	2
Municipals	-	253	-	253
	$134,574	$317	$-	$134,891
December 31, 2021
Available-for-sale
U.S. Treasury securities	$34,998	$-	$-	$34,998
U.S. Agency collateralized mortgage obligations	-	70	-	70
U.S. Agency residential mortgage-backed securities	-	3	-	3
Municipals	-	256	-	256
	$34,998	$329	$-	$35,327

The following methods were used to estimate the fair value of the class of financial instruments above:

Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2022 and December 31, 2021. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets measured at fair value using significant unobservable inputs (Level 3)

The following table presents the carrying value of equity securities without readily determinable fair values, as of March 31, 2022, with adjustments recorded during the periods presented for those securities with observable price changes, if applicable.

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Carrying value, beginning of period	$2,322	$850
Addition of equity securities	350	-
Upward carrying value changes	-	-
Carrying value, end of period	$2,672	$850

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the dates indicated:

	Valuation Technique	Unobservable Inputs	March 31, 2022 Weighted Average Rate	December 31, 2021 Weighted Average Rate
Impaired loans	Collateral valuations	Discount to appraised value	8%	8%

Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
March 31, 2022
Impaired loans	$-	$-	$184	$184
Equity securities			2,672	2,672
Total	$-	$-	$2,856	$2,856

December 31, 2021
Impaired loans	$-	$-	$221	$221
Equity securities			2,322	2,322
Total	$-	$-	$2,543	$2,543

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

Note 9 - Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(dollars in thousands, except per share data)
Net Income	$6,230	$6,018
Basic weighted average number common shares outstanding	12,898,746	11,960,772
Dilutive effect of equity-based awards	576,591	432,721
Diluted weighted average number common shares outstanding	13,475,337	12,393,493
Basic earnings per share	$0.48	$0.50
Diluted earnings per share	$0.46	$0.49
Antidilutive stock options and restricted stock outstanding	154,871	181,084

 Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings, however the difference in the two-class method was not significant.

Note 10 – Segment Reporting

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

Income and expenses that are specific to CCBX are recorded to the CCBX segment.  Additionally, certain indirect expenses are allocated to CCBX utilizing various metrics, such as number of employees, utilization of space, and allocations based on loan and deposit balances. Included in noninterest expense for the bank is administrative overhead/expenses from which both the community bank and CCBX benefit.

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables for the periods indicated:

	March 31, 2022			December 31, 2021
	Bank	CCBX	Total	Bank	CCBX	Total
	(dollars in thousands)
Total assets	$2,296,670	$537,080	$2,833,750	$2,282,514	$353,003	$2,635,517
Total loans receivable	$1,448,820	$515,389	$1,964,209	$1,396,060	$346,675	$1,742,735
Allowance for loan losses	$(20,643)	$(18,127)	$(38,770)	$(20,299)	$(8,333)	$(28,632)
Total deposits	$1,677,004	$899,466	$2,576,470	$1,647,529	$716,258	$2,363,787

	Three months ended March 31, 2022			Three months ended March 31, 2021
	Bank	CCBX	Total	Bank	CCBX	Total
	(dollars in thousands)
Net interest income	$17,394	$11,874	$29,268	$16,926	$389	$17,315
Provision for loan losses	$344	$12,598	$12,942	$320	$37	$357
Noninterest income (1)	$1,804	$20,182	$21,986	$2,036	$948	$2,984
Noninterest expense	$13,565	$16,850	$30,415	$11,140	$1,212	$12,352

(1) For the three months ended March 31, 2022, CCBX noninterest income includes credit enhancement recovery of $13.1 million, servicing and other BaaS fees of $1.7 million, fraud recovery of $4.6 million, reimbursement of expenses of $372,000, interchange income of $432,000, and other of $69,000.  For the three months ended March 31, 2021, CCBX noninterest income includes servicing and other BaaS fees of $730,000, reimbursement of expenses of $183,000 and interchange income of $35,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a bank holding company that operates through our wholly owned subsidiaries, Coastal Community Bank (“Bank”) and Arlington Olympic LLC.  We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. Our business is conducted through two reportable segments:  The community bank and CCBX.  The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County).  The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services.  The CCBX segment has 28 partners as of March 31, 2022, compared to 21 as of March 31, 2021. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.

As of March 31, 2022, we had total assets of $2.83 billion, total loans receivable of $1.96 billion, total deposits of $2.58 billion and total shareholders’ equity of $207.9 million.

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted by the Bank.

We generate most of our community bank revenue from interest on loans and investments and CCBX revenue from interest on loans and BaaS fee income. Our primary source of funding for our loans is commercial and retail deposits from our customer relationships and from our partner deposit relationships. We place secondary reliance on wholesale funding, primarily borrowings from the Federal Home Loan Bank (“FHLB”).  Less commonly used sources of funding include borrowings from the Federal Reserve System (Federal Reserve) discount window, draws on established federal funds lines from unaffiliated commercial banks, brokered funds, which allows us to obtain deposits from sources that do not have a relationship with the Bank and can be obtained through certificate of deposit listing services, via the internet or through other advertising methods, or a one-way buy through an insured cash sweep (“ICS”) account, which allows us to obtain funds from other institutions that have deposited funds through ICS. Our largest expenses are salaries and employee benefits, provision for loan losses, interest on deposits and borrowings, occupancy and data processing. Our principal lending products are commercial real estate loans, commercial and industrial loans, residential real estate loans, construction, land and land development loans, and consumer loans.

Coronavirus Aid, Relief, and Economic Security (“CARES”) Act

Our financial results for the three months ended March 31, 2022 and 2021 were also impacted by the coronavirus, and variants thereof, including the Delta and Omicron variants (“COVID-19”) pandemic. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted, providing wide ranging economic relief for individuals and businesses impacted by the COVID-19 pandemic. Among other things, the statute created the PPP, which was a stimulus response to the potential economic impacts of the COVID-19 pandemic.  The purpose of the PPP was to provide forgivable loans to smaller businesses, sole proprietorships, independent contractors, and self-employed individuals that used the proceeds of the loans for payroll and certain other qualifying expenses. The Small Business Administration (“SBA”) manages the PPP. If a loan is fully forgiven, the SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by the SBA. We accepted and processed applications for the duration of the initial PPP loan program, which closed for new applicants on August 8, 2020.  The Consolidated Appropriations Act enacted on December 27, 2020, appropriated additional funding to the PPP and permitted certain PPP borrowers to make “second draw” loans. The American Rescue Plan Act of 2021, enacted on March 11, 2021, expanded the eligibility criteria for both first and second draw PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness. The PPP Extension Act of 2021, enacted on March 25, 2021, extended the PPP through May 31, 2021, at which time the program closed for new applications.

In total, we funded $763.9 million in PPP loans, since the first round of PPP loans opened in March 2020 through the close of round three.  Total net deferred fees on these loans were $26.3 million.  As of March 31, 2022, $47.5 million in PPP loans remained with

$1.4 million in net deferred fees, which will be recognized in interest income in future periods. Legislation extended the initial payment deferral period on PPP loans originated in 2020, and PPP borrowers with two-year loans can work with their lender to extend their loan to a five-year maturity, which has been a popular approach for customers with PPP loans that are not eligible for forgiveness.   There were $2.9 million of these loans remaining as of March 31, 2022.  PPP loans originated in 2021 are five-year loans, and $44.6 million of these loans remained as of March 31, 2022. Loan payments will be deferred for borrowers who apply for loan forgiveness until SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred 10 months after the end of the covered period for the borrower’s loan forgiveness (generally between eight and 24 weeks).

We continue to accept applications from customers for loan forgiveness.  To obtain loan forgiveness, a PPP borrower must submit a forgiveness application.  We expect PPP forgiveness payments to continue through the second quarter of 2022.

The table below summarizes information about total PPP loans originated in 2020 and 2021.

	Total PPP Loan Origination
	Round 1 & 2 2020	Round 3 2021	Total
Loans Originated	$452,846	$311,012	$763,858
Deferred fees, net	12,933	13,334	$26,267
Outstanding loans and deferred fees as of March 31, 2022
Loans outstanding	$2,927	$44,540	$47,467
Deferred fees, net	7	1,358	$1,365

As of March 31, 2022 there was $47.5 million in PPP loans, including $2.9 million from rounds 1 and 2 and $44.6 million from round 3.  The table below summarizes key information about the remaining PPP loans originated in 2020 and 2021 as of the period indicated:

	Outstanding PPP Loans
	Original Loan Size
	As of and for the Three Months Ended September 30, 2021
	$0.00 - $50,000.00	$50,0000.01 - $150,000.00	$150,000.01 - $350,000.00	$350,000.01 - $2,000,000.00	> 2,000,000.01	Totals
(Dollars in thousands; unaudited)
Principal outstanding:
Round 1 & 2	$134	$367	$84	$1,578	$764	$2,927
Round 3	2,133	2,963	13,492	25,952	-	44,540
Total principal outstanding	2,267	3,330	13,576	27,530	764	47,467
Net deferred fees outstanding
Round 1 & 2	$-	$1	$1	$4	$1	$7
Round 3	185	98	493	582	-	1,358
Total net deferred fees outstanding	$185	$99	$494	$586	$1	$1,365
Number of loans:
Round 1 & 2	7	7	3	6	1	24
Round 3	122	31	55	31	-	239
Total loan count	129	38	58	37	1	263
Percent of total	49.0%	14.5%	22.0%	14.1%	0.4%	100.0%

Forgiveness/Payoffs/Paydowns in Three Months Ended March 31, 2022
Dollars	$4,960	$7,880	$18,827	$31,741	$938	$64,346
Deferred fee recognized	394	286	768	811	9	2,268

PPP Overview

The PPP loans originated in the first and second rounds during 2020 and in the third round in 2021 have had a significant impact on our financial statements.  As the remaining $47.5 million in PPP loans continue to paydown they will have less impact our results in the future.  Throughout this discussion, we will address the impact of these loans, on the balance sheet and income statement.  Any estimated adjusted ratios that exclude the impact of this activity are non-U.S. generally accepted accounting principles (“GAAP”)

measures.  For more information about non-GAAP financial measures, see the non-GAAP disclosure “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures”.

The Company's Preparations, Responses and Re-Opening to the COVID-19 Pandemic

As part of its ongoing risk preparation and mitigation efforts, we had developed a detailed plan and action measures related to a possible pandemic scenario. This pandemic plan was implemented on March 12, 2020 and continued through the first quarter of 2022. The Company carefully executed the plan with limited operational disruptions, with attention to ensure continued customer support, and with the utmost care to safeguard employees, customers and vendors. Management continues to monitor and, when appropriate, make changes to our planned response.

London Interbank Offered Rate (“LIBOR”) Transition

On March 5, 2021, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, confirmed that the publication of most LIBOR term rates will end on June 30, 2023 (excluding 1-week U.S. LIBOR and 2-month U.S. LIBOR, the publication of which ended December 31, 2021).  On April 6, 2021, New York Governor Cuomo signed into law legislation that provides for the substitution of an alternative reference rate, the Secured Overnight Financing Rate, in any LIBOR-based contract governed by New York state law that does not include clear fallback language, once LIBOR is discontinued but no later than December 31, 2021.  The Federal Reserve and other federal banking agencies have continued to encourage banks to transition away from LIBOR as soon as practicable.  On March 15, 2022, President Biden signed into law the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), which was included as part of a larger Consolidated Appropriations Act, 2022.  The LIBOR Act provides a nationwide process for replacing LIBOR in financial contracts that mature after the cessation of the overnight, one-, three-, six- and 12-month USD LIBOR tenors on June 30, 2023 and that do not provide for an effective means to replace LIBOR upon its cessation.   For contracts in which a party has the discretion to identify a replacement rate, the LIBOR Act also provides a safe harbor to parties if they choose the SOFR-based benchmark replacement rate to be identified by the Federal Reserve. For more information on the Company’s approach to LIBOR transition planning, please see the risk factors discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

As of March 31, 2022, we had $227.0 million in loans that are tied to LIBOR, and $185.4 million of those are SWAPs. We have $3.6 million in floating rate junior subordinated debentures to Coastal (WA) Statutory Trust I, which was formed for the issuance of trust preferred securities. These debentures are also tied to LIBOR.  The move to an alternate index may impact the rates we  receive on loans and rates we pay on our junior subordinated debentures.  We have identified the loans and debt instruments impacted, are reviewing LIBOR replacement options and are preparing for and evaluating the impact of the transition from LIBOR. We are no longer issuing any loans or debt tied to LIBOR.

Comparison of Operating Results for the Three Months Ended March 31, 2022 and March 31, 2021

Results of Operations

Net Income

Net income for the three months ended March 31, 2022, was $6.2 million, or $0.46 per diluted share, compared to $6.0 million, or $0.49 per diluted share, for the three months ended March 31, 2021. The increase in net income over the comparable period in the prior year was primarily attributable to a $11.8 million increase in interest income and $19.0 million increase in noninterest income.  These were partially offset by an increase in the provision for loan losses of $12.6 million, related to CCBX loan growth, and $18.1 million more in noninterest expense.  The increase in noninterest income and noninterest expense are largely related to CCBX.  In accordance with GAAP, we recognize the reimbursement of non-credit fraud losses on partner’s customer loans and credit enhancements related to the allowance for loan losses and reserve for unfunded commitments provided by the partner as revenue.  Partner customer credit losses are recognized in the allowance for loan loss and non-credit fraud loss is recognized in BaaS noninterest expense.  For more information on the accounting for BaaS allowance for loan losses, reserve for unfunded commitments, credit enhancements and fraud recovery see the section titled “CCBX – BaaS Reporting Information.”

Net Interest Income

Net interest income for the three months ended March 31, 2022, was $29.3 million, compared to $17.3 million for the three months ended March 31, 2021, an increase of $12.0 million, or 69.0%. Yield on loans receivable was 6.80% for the three months ended March 31, 2022, compared 4.51% for the three months ended March 31, 2021.  The increase in net interest income compared to March 31, 2021 was largely related to increased yield on loans from growth in higher yielding loans.  Average loans receivable for the three months ended March 31, 2022 was $1.77 billion, compared to $1.64 billion for the three months ended March 31, 2021.

Interest and fees on loans totaled $29.6 million for the three months ended March 31, 2022 compared to $18.2 million for the three months ended March 31, 2021.  The $11.8 million increase in interest and fees on loans for the quarter ended March 31, 2022, compared to March 31, 2021, was largely due to increased yield on loans from growth in higher yielding loans.  Net non-PPP loan growth of $682.3 million, or 55.0%, for the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021, partially offset a decrease of $496.4 million in PPP loans that were forgiven or repaid.  CCBX average loans receivable was $382.2 million for the quarter ended March 31, 2022, compared to $66.9 million for the quarter ended March 31, 2021, an increase of $315.3 million, or 471.7%.  Average CCBX gross yield of 12.73% was earned on CCBX loans for the quarter ended March 31, 2022, compared to 2.5% for the quarter ended March 31, 2021.  CCBX gross yield does not include the impact of BaaS loan expense.  BaaS loan expense represents the amount paid or payable to partners for credit enhancement and servicing CCBX loans.  As a result of the FOMC raising rates in mid-March 2022, interest rates were increased on $473.6 million in variable rate loans, the impact of this increase in interest rates will be fully seen in future quarters.

As of March 31, 2022 there were $47.5 million in PPP loans, compared $543.8 million as of March 31, 2021.  In the three months ended March 31, 2022 a total of $64.3 million in PPP loans were forgiven or repaid.  Net deferred fees recognized on PPP loans contributed $2.3 million for the three months ended March 31, 2022, compared to $3.2 million for the three months ended March 31, 2021.

As of March 31, 2022 $1.4 million in net deferred fees on PPP loans remains to be recognized in interest income in future periods along with interest earned on loans.  Net deferred fees on PPP loans are earned over the life of the loan, as a yield adjustment in interest income.  Forgiveness of principal, early paydowns and payoffs on PPP loans will increase interest income earned in those periods from the recognition of PPP deferred fees.  PPP loans in rounds 1 and 2 were originated in 2020, and were predominately two year loans, and only $2.9 million of these loans remained at March 31, 2022.  PPP loans in round 3 were originated in 2021 and are all five-year loans, and $44.6 million of these loans remained at March 31, 2022.

Interest income from interest earning deposits with other banks was $402,000 at March 31, 2022, an increase of $332,000 due to higher balances, compared to March 31, 2021.  The average balance of interest earning deposits with other banks for the three months ended March 31, 2022 was $843.9 million, compared to $195.3 million for the three months ended March 31, 2021.  Additionally, the yield on these interest earning deposits with other banks increased four basis points, compared to March 31, 2021.

Interest expense was $874,000 for the quarter ended March 31, 2022, a $169,000 decrease from the quarter ended March 31, 2021. Interest expense on borrowed funds was $321,000 for the quarter ended March 31, 2022, compared to $383,000 for the quarter ended

March 31, 2021. The $62,000 decrease in interest expense on borrowed funds from the quarter ended March 31, 2021 is the result of a decrease in average PPPLF borrowings, which were paid off in full as of June 30, 2021, partially offset by a $ 15.0 million increase in subordinated debt, which increased during the quarter ended September 30, 2021.  Additionally, we paid off $25.0 million in FHLB borrowings late in the quarter ended March 31, 2022.  The borrowings were no longer needed, and there was no prepayment penalty for early repayment.  Interest expense on interest bearing deposits decreased $107,000 compared to March 31, 2021, because of management lowering interest rates in 2021 on interest bearing deposits resulting in lower interest rates on interest bearing deposits compared to March 31, 2021.  However, interest expense is expected to increase as a result of the FOMC increasing rates 0.25% in mid-March 2022.  In addition, as a result of the FOMC rate increase, $690.4 million in CCBX deposits that were not earning interest were reclassed to interest bearing deposits from noninterest bearing deposits.  This reclassification occurred mid-March 2022, therefore the impact of this change will not be fully realized until next quarter.  We anticipate additional rate increases in 2022, which we expect will result in higher interest expense on interest bearing deposits.

Net interest margin was 4.45% for the three months ended March 31, 2022, compared to 3.76% for the three months ended March 31, 2021.  The increase in net interest margin compared to the three months ended March 31, 2021 was largely a result of  an increase in higher rate, non-PPP loans.  Non-PPP loans increased $682.3 million compared to March 31, 2021.  Also contributing to the increase in net interest margin compared to the three months ended March 31, 2021 was $648.6 million increase in average interest earning deposits.  These interest earning deposits earned an average rate of 19 basis points for the quarter ended March 31, 2022.

Cost of funds was 0.14% for the quarter ended March 31, 2022, which is a decrease of 10 basis points from the quarter ended March 31, 2021.  Cost of deposits for the quarter ended March 31, 2022 was 0.09%, which was an 8 basis point decrease, from 0.17% for the quarter ended March 31, 2021, largely due to an increase in noninterest bearing deposits and a lower rate environment.  Deposit growth from CCBX in noninterest bearing and low interest bearing accounts contributed to the reduced cost of funds in conjunction with rate reductions on our community bank deposits.  The recent 25 basis point increase in rates by the FOMC did not have a significant impact on the first quarter interest expense, but the impact of that change and the change on loan rates will likely be seen in future quarters.  Noninterest bearing deposits increased $69.4 million, or 9.0%, compared to the quarter ended March 31, 2021 due to an increase of $759.8 million in noninterest bearing deposits, partially offset by the aforementioned reclassification of $690.4 million of CCBX noninterest bearing deposits to interest bearing deposits.

Total yield on loans receivable for the quarter ended March 31, 2022 was 6.80%, compared to 4.51% for the quarter ended March 31, 2021. This increase in yield on loans receivable is primarily attributed to an increase in higher rate CCBX consumer loans.  As of the quarter ended March 31, 2022 average CCBX loans increased $315.3 million, or 471.7%, with an average CCBX gross yield of 12.73%, compared to 2.50% at March 31, 2021.  CCBX gross yield does not include the impact of BaaS loan expense.  BaaS loan expense represents the amount paid or payable to partners for credit enhancement and servicing CCBX loans.  Average community bank loans increased $209.0 million, or 19.0%, excluding PPP loans, and PPP loans decreased $396.1 million, or 83.2%, compared to March 31, 2021.  Average yield on community bank loans for the three months ended March 31, 2022 was 5.16%. compared to 4.59% for the three months ended March 31, 2021.

	For the Three Months Ended
	March 31, 2022		March 31, 2021
	Yield on	Cost of	Yield on	Cost of
	Loans	Deposits	Loans	Deposits
Community Bank	5.16%	0.11%	4.59%	0.18%
CCBX - gross yield (1)	12.73%	0.06%	2.50%	0.09%

(1) CCBX - gross yield does not include the impact of BaaS loan expense.  BaaS loan expense represents the amount paid or payable to partners for credit enhancement and servicing CCBX loans.  To determine net revenue (Net BaaS loan  income) earned from CCBX loan relationships, the Company takes BaaS loan interest income and deducts BaaS loan expense to arrive at Net BaaS loan income which can be compared to interest income on the Company’s community bank loans.

	For the Three Months Ended
	March 31, 2022		March 31, 2021
(Dollars in thousands)	Interest / Expense	Interest / expense divided by average CCBX loans	Interest / Expense	Interest / expense divided by average CCBX loans
BaaS loan interest income	$11,992	12.73%	$412	2.50%
Less: BaaS loan expense	8,290	8.80%	90	0.55%
Net BaaS loan income *	3,702	3.93%	322	1.95%
Average BaaS Loans	382,153		66,850

A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

For the three months ended March 31, 2022, net interest margin (annualized net interest income divided by average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 4.45% and 4.28%, respectively, compared to 3.76% and 3.59%, respectively, for the three months ended March 31, 2021.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $2.7 million and $4.0 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets
	For the Three Months Ended March 31,
	2022			2021
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost (4)	Balance	Dividends	Cost (4)
Assets
Interest earning assets:
Interest earning deposits	$843,931	$402	0.19%	$195,308	$70	0.15%
Investment securities, available for sale (1)	44,470	61	0.56	21,575	19	0.36
Investment securities, held to maturity (1)	1,292	10	3.14	2,610	9	1.40
Other investments	9,227	37	1.63	6,080	30	2.00
Loans receivable (2)	1,768,283	29,632	6.80	1,640,108	18,230	4.51
Total interest earning assets	2,667,203	30,142	4.58	1,865,681	18,358	3.99
Noninterest earning assets:
Allowance for loan losses	(30,668)			(19,391)
Other noninterest earning assets	92,401			65,912
Total assets	$2,728,936			$1,912,202

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$1,131,984	$553	0.20%	$856,111	$660	0.31%
PPPLF borrowings	-	-	0.00	170,376	147	0.35
FHLB advances and other borrowings	24,443	69	1.14	24,999	70	1.14
Subordinated debt	24,295	230	3.84	9,994	145	5.88
Junior subordinated debentures	3,586	22	2.49	3,585	21	2.38
Total interest bearing liabilities	1,184,308	874	0.30	1,065,065	1,043	0.40
Noninterest bearing deposits	1,320,144			690,465
Other liabilities	16,009			11,778
Total shareholders' equity	208,475			144,894
Total liabilities and shareholders' equity	$2,728,936			$1,912,202
Net interest income		$29,268			$17,315
Interest rate spread			4.28%			3.59%
Net interest margin (3)			4.45%			3.76%
(1)

For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(2)	Includes nonaccrual loans.
(3)	Net interest margin represents annualized net interest income divided by average total interest earning assets.
(4)	Yields and costs are annualized.

The following table presents an analysis of certain average balances, interest income and interest expense by segment:

	March 31, 2022			March 31, 2021
	Average	Interest &	Yield /	Average	Interest &	Yield /
	Balance	Dividends	Cost (2)	Balance	Dividends	Cost (2)
Community Bank
Assets
Loans receivable (1)	$1,386,130	$17,640	5.16%	$1,573,258	$17,818	4.59%
Liabilities
Interest bearing deposits	935,784	435	0.19	826,471	638	0.31
Noninterest bearing deposits	718,760			625,876

CCBX
Assets
Loans receivable (1)	$382,153	$11,992	12.73%	$66,850	$412	2.50%
Liabilities
Interest bearing deposits	196,200	118	0.24	29,640	22	0.30
Noninterest bearing deposits	601,384			64,589

(1) Includes nonaccrual loans.
(2) Yields and costs are annualized.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the $9.3 million increase in loan interest income that is attributed to an increase in loan rates and $2.1 million increase in loan interest income that is attributed to an increase in loan volume.  For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Three Months Ended March 31, 2022
	Compared to
	Three Months Ended March 31, 2021
	Increase (Decrease)
	Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Interest earning deposits	$309	$23	$332
Investment securities, available for sale	31	11	42
Investment securities, held to maturity	(10)	11	1
Other Investments	13	(6)	7
Loans receivable	2,148	9,254	11,402
Total increase in interest income	2,491	9,293	11,784

Interest expense:
Interest bearing deposits	135	(242)	(107)
PPPLF borrowings	(147)	-	(147)
FHLB advances and other borrowings	(1)	-	(1)
Subordinated debt	135	(50)	85
Junior subordinated debentures	-	1	1
Total increase in interest expense	122	(291)	(169)
Increase in net interest income	$2,369	$9,584	$11,953

Provision for Loan Losses

The provision for loan losses is an expense we incur to maintain an allowance for loan losses at a level that management deems appropriate to absorb inherent losses on existing loans. For a description of the factors taken into account by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.”

The provision for loan losses for the three months ended March 31, 2022, was $12.9 million, compared to $357,000 for the three months ended March 31, 2021. The increase in the Company’s provision for loan losses during the quarter ended March 31, 2022, is largely related to the provision for CCBX partner loans.  During the quarter ended March 31, 2022, a $12.6 million provision for loan losses was recorded for CCBX partner loans based on management’s analysis.   The factors used in management’s analysis for community bank loan losses indicated that a provision for loan loss of $344,000 was needed for the quarter ended March 31, 2022.  The economic environment is continuously changing and has shown some signs of improvement, with ongoing vaccination of its population and increased re-opening of economic activities, tempered by increased inflation, global unrest, the war in Ukraine and a rise in new COVID-19 variants that have resulted in some economic uncertainty.  The Company is not required to implement the provisions of the Current Expected Credit Loss (“CECL”) accounting standard until January 1, 2023 and continues to account for the allowance for credit losses under the incurred loss model. Gross loans totaled $1.96 billion at March 31, 2022 and included $47.5 million in PPP loans, which are 100% guaranteed, and are excluded from the provision for loan losses calculation.  The allowance for loan losses as a percentage of loans was 1.97% at March 31, 2022, compared to 1.11% at March 31, 2021.  Excluding PPP loans, which are 100% guaranteed by the SBA, the adjusted allowance for loan losses as a percentage of loans was approximately 2.02% at March 31, 2022.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

Net charge-offs for the quarter ended March 31, 2022 totaled $2.8 million, or 0.64% of total average loans, as compared to net charge-offs of $9,000, or <0.01% of total average loans, for the quarter ended March 31, 2021. Net charge-offs were up in 2022 compared to 2021 due to CCBX partner loans.  For the three months ended March 31, 2022, $2.8 million of net charge-offs were for CCBX, and for the three months ended March 31, 2021, $9,000 of net charge-offs were for the community bank.

The following table shows the total charge-off activity by segment for the periods indicated:

	Three Months Ended
	March 31, 2022			March 31, 2021
(Dollars in thousands)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$4	$2,804	$2,808	$18	$-	$18
Gross recoveries	(4)	-	(4)	(9)	-	(9)
Net charge-offs	$-	$2,804	$2,804	$9	$-	$9
Net charge-offs to average loans	0.00%	2.98%	0.64%	0.00%	0.00%	0.00%
The following table shows the provision expense by segment for the periods indicated:

	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Community bank	$344	$320
CCBX	12,598	37
Total provision expense	$12,942	$357

Noninterest Income

Our primary sources of recurring noninterest income are BaaS fees, deposit service charges and fees, loan referral fees, gain on sales of loans and mortgage broker fees. Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest or similar method.

For the three months ended March 31, 2022, noninterest income totaled $22.0 million, an increase of $19.0 million, or 636.8%, compared to $3.0 million for the three months ended March 31, 2021.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months
	Ended March 31,		Increase	Percent
(Dollars in thousands)	2022	2021	(Decrease)	Change
BaaS fees	$20,112	$948	$19,164	2021.5%
Deposit service charges and fees	884	863	21	2.4
Loan referral fees	602	597	5	0.8
Gain on sales of loans, net	-	130	(130)	(100.0)
Mortgage broker fees	123	262	(139)	(53.1)
Other	265	184	81	44.0
Total noninterest income	$21,986	$2,984	$19,002	636.8%

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

BaaS fee income for the three months ended March 31, 2022 was $20.1 million compared to $948,000 for the three months ended March 31, 2021, an increase of $19.2 million, or 2,021.5%.  The increase over the quarter ended March 31, 2021 was primarily due to an increase of $1.3 million increase in total BaaS fee program income, which was the result of increased relationships with broker dealers and digital financial service providers, $13.1 million in BaaS fees – credit enhancements related to the allowance for loan losses and reserve for unfunded commitments, $4.6 million in BaaS fees – fraud recovery, and $189,000 increase in reimbursement of expenses.

The following table presents the BaaS fee income for the periods indicated:

	Three Months Ended
	March 31,	March 31,	Increase
(Dollars in thousands)	2022	2021	(Decrease)
Program income:
Servicing and other BaaS fees	$1,662	$730	$932
Interchange	432	35	397
Total program income	2,094	765	1,329
Reimbursements and indemnifications:
Credit enhancement recovery	13,075	-	13,075
Fraud recovery	4,571	-	4,571
Reimbursement of expenses	372	183	189
Total reimbursements and indemnifications	18,018	183	17,835
Total BaaS fees	$20,112	$948	$19,164

As of March 31, 2022, there were 20 active CCBX relationships, one in friends and family trials, five in onboarding/implementation, two signed letters of intent and a solid pipeline of potential new relationships, compared to ten active CCBX relationships, five in onboarding/implementation and six signed letters of intent at March 31, 2021.  We have gradually become more selective in vetting new CCBX relationships by selecting only the relationships which are well-capitalized, are already established, and have experienced management teams.  As more CCBX customers move to active status, we expect that BaaS service and interchange fees will increase.

The following table illustrates the activity and growth in CCBX relationships for the periods presented and includes the addition of a large, established strategic partner and the exit of a small partner during the quarter ended March 31, 2022.

	As of
	March 31, 2022	March 31, 2021
Active	20	10
Friends and family / testing	1	-
Implementation / onboarding	5	5
Signed letters of intent	2	6
Total CCBX relationships	28	21

Deposit Service Charges and Fees. Deposit service charges and fees include service charges on accounts, point-of-sale fees, merchant services fees and overdraft fees. Together they constitute the largest component of our noninterest income, outside of BaaS fee income. Deposit service charges were $884,000 for the three months ended March 31, 2022, an increase of $21,000, or 2.4%, from $863,000 over the same period in the prior year. The increase in deposit service charges and fees was primarily the result of a $38,000 increase in point of sale fees and $10,000 increase in service charges on business accounts partially offset by a decrease of $14,000 in merchant services fee income and $13,000 decrease in non-sufficient funds (“NSF”) and overdraft fees in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021.   The decrease in NSF and overdraft fees is the result of the Bank reducing NSF and overdraft fees from $35 per item to $15 per item (with a maximum daily fee of $175) in December 2021.  NSF and overdraft fees are not a significant source of revenue for us and therefore this change will not have a material impact on noninterest income.

Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize the loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without assuming the interest rate risk. We had $602,000 in income from loan referral fees for the three months ended March 31, 2022, compared to $597,000 for the three months ended March 31, 2021, an increase of $5,000, or 0.8%. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. The recognition of loan referral fees fluctuates in response to these market conditions and as a result we may recognize more or less, or may not recognize any, loan referral fees in some periods.

Gain on Sales of Loans, net. Gain on sales of loans occurs when we sell in the secondary market the guaranteed portion (generally 75% of the principal balance) of the SBA and U.S. Department of Agriculture (“USDA”) loans that we originate. This activity fluctuates based on SBA and USDA loan activity.  There was no income from the sale of loans for the three months ended March 31, 2022, compared to $130,000 for the three months ended March 31, 2021 during which time more SBA and USDA loans were being originated and sold to the secondary market.

Mortgage Broker Fees. We earn mortgage broker fees for residential real estate loans that we broker through mortgage lenders. Mortgage broker fees decreased $139,000, or 53.1%, in the three months ended March 31, 2022 to $123,000, compared to $262,000 for the three months ended March 31, 2021 as a result of decreased demand resulting from higher interest rates.

Other. This category includes a variety of other income-producing activities, credit card fee income, wire transfer fees, interest earned on bank owned life insurance (“BOLI”), annuity broker fees, and SBA and USDA servicing fees. Other noninterest income increased $81,000, or 44.0%, in the three months ended March 31, 2022, compared to the three months ended March 31, 2021 primarily due to an increase in earnings on BOLI and increased credit card fee income.

Noninterest Expense

Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest components of noninterest expense are BaaS expense and salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy, software license, maintenance and subscriptions, data processing, legal and professional fees, FDIC assessment, excise taxes, director and staff expenses, marketing and other expenses.

For the three months ended March 31, 2022, noninterest expense totaled $30.4 million, an increase of $18.1 million, or 146.2%, compared to $12.4 million for the three months ended March 31, 2021.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months
	Ended March 31,		Increase	Percent
(Dollars in thousands)	2022	2021	(Decrease)	Change
BaaS expense	$12,861	$90	$12,771	14190.0%
Salaries and employee benefits	11,085	7,686	3,399	44.2
Occupancy	1,136	1,058	78	7.4
Software licenses, maintenance and subscriptions	1,052	484	568	117.4
Data processing	809	697	112	16.1
Legal and professional fees	708	760	(52)	(6.8)
FDIC assessments	604	195	409	209.7
Excise taxes	349	359	(10)	(2.8)
Director and staff expenses	344	220	124	56.4
Marketing	99	82	17	20.7
Other	1,368	721	647	89.7
Total noninterest expense	$30,415	$12,352	$18,063	146.2%

BaaS expense.  Our CCBX segment provides BaaS offerings that enable our broker dealer and digital financial service providers to offer their customers banking services.  Included in BaaS expense is partner loan expense and partner fraud expense.  Partner loan expense represents the amount paid or payable to partners for credit enhancement and servicing CCBX loans. Partner fraud expense represents non-credit fraud losses on partner’s customer loan and deposit accounts.  For the quarter ended March 31, 2022, BaaS expense was $12.9 million, compared to $90,000 for the quarter ended March 31, 2021, an increase of $12.8 million, or 14,190.0%, as a result of increased partner activity.  For more information on the accounting for BaaS expenses see the section titled  “CCBX – BaaS Reporting Information.”

The following table presents, for the periods indicated, the BaaS expenses:

	Three Months Ended
	March 31,	March 31,	Increase
(Dollars in thousands)	2022	2021	(Decrease)
BaaS loan expense	$8,290	$90	$8,200
BaaS fraud expense	4,571	-	4,571
Total BaaS expense	$12,861	$90	$12,771

Salaries and Employee Benefits. Salaries and employee benefits are one of the largest components of noninterest expense and include payroll expense, incentive compensation costs, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $11.1 million for the three months ended March 31, 2022, an increase of $3.4 million, or 44.2%, compared to $7.7 million for the three months ended March 31, 2021. The increase was primarily due to continued hiring staff for our CCBX segment and additional staff for our ongoing banking related growth initiatives.  As our CCBX activities grow, we expect to continue to add employees to support these lines of business.  As of March 31, 2022, we had 401 full-time equivalent employees, compared to 277 at March 31, 2021, a 44.8% increase.

Occupancy. Occupancy expenses increased $78,000, or 7.4%, to $1.1 million for the three months ended March 31, 2022, compared to March 31, 2021. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $419,000 and

$416,000 for the three months ended March 31, 2022 and 2021, respectively.  As we continue to grow, we expect occupancy expenses to increase.

Software Licenses, Maintenance and Subscriptions. Software licenses, maintenance and subscriptions includes expenses related to obtaining and maintaining software required for our various functions.   Software licenses, maintenance and subscriptions were $1.1 million for the quarter ended March 31, 2022, compared to $484,000 for the prior year period, an increase of $568,000, or 117.4%.  Software that aids in the reporting of CCBX activities and monitoring of transactions that helps to automate and create other efficiencies in reporting contributed to the increase.  These expenses are expected to increase as we invest more in automated processing and as we grow product lines and our CCBX segment.

Data Processing. Data processing costs were $809,000 for the three months ended March 31, 2022, compared to $697,000 for the three months ended March 31, 2021. Data processing costs include all of our customer transaction processing and data storage, computer processing, and network costs.  Data processing costs grow as we grow and add new products, customers and branches.  Additionally, CCBX data processing expenses are included in this category and are expected to increase incrementally as this segment grows.

Legal and Professional Fees. Legal and professional costs were $708,000 for the quarter ended March 31, 2022, compared to $760,000 for the quarter ended March 31, 2021.  Legal and professional costs fluctuate with the development of contracts for CCBX customers and are also impacted by our reporting cycle and timing of legal and professional services.

FDIC Assessments. FDIC assessments are assessed to fund the Deposit Insurance Fund (“DIF”) to insure and protect the depositors of insured banks and to resolve failed banks.  The assessment rate is based on a number of factors and recalculated each quarter.  FDIC assessments were $604,000 for the three months ended March 31, 2022, compared to $195,000 for the three months ended March 31, 2021, an increase of $409,000, or 209.7%.  As deposits increase, the FDIC assessment expense will generally increase.

Excise Taxes. Excise taxes were $349,000 for the three months ended March 31, 2022, compared to $359,000 for the three months ended March 31, 2021.  Excise taxes are assessed on Washington state income and are based on gross income of $52.1 million and $21.3 million for the three months ended March 31, 2022 and 2021, respectively.  Gross income is reduced by certain allowed deductions and income attributed to other states is also removed to arrive at the taxable base.  Additionally, we received a credit in the amount of $109,000 as a result of our participation in the Washington State Main Street Program, which reduced our 2022 expense.

Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses.   Director and staff expenses were $344,000 for the three months ended March 31, 2022, compared to $220,000, for the three months ended March 31, 2021, an increase of $124,000, or 56.4%.  Increased expenses related to employee travel, and continuing education contributed to the increase in the quarter ended March 31, 2022 compared to quarter ended March 31, 2021.

Marketing. Marketing costs were $99,000 for the three months ended March 31, 2022, compared to $82,000 for the three months ended March 31, 2021.  Marketing costs were lower in the three months ended March 31, 2021 as a result of reduced marketing during the COVID-19 pandemic; however, as we continue to expand our CCBX segment, offer new products and services and grow our brand, we expect marketing costs to increase.

Other. This category includes dues and memberships, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officer’s insurance, donations, provision for unfunded commitments, and miscellaneous other expenses. Other noninterest expense was $1.4 million for the three months ended March 31, 2022, compared to $721,000 for the three months ended March 31, 2021, an increase of $647,000, or 89.7%. The increase was largely due to $362,000 increase in provision for unfunded commitments for the three months ended March 31, 2022, as compared to the same period last year, largely due to increased CCBX unfunded commitments, combined with $72,000 more in operational/mobile losses, $65,000 more in office supply costs and a $50,000 increase in FRB and other bank service charges.

Income Tax Expense

The amount of income tax expense we incur is impacted by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce our deferred tax assets to the amount expected to be realized. The Company is subject to various state taxes that are assessed as CCBX activities and employees expand into other states, which has increased the overall tax rate used in calculating the provision for income taxes in the current and future periods.

For the three months ended March 31, 2022 income tax expense totaled $1.7 million, compared to $1.6 million for the three months ended March 31, 2021.  The $95,000 increase in income tax expense is the result of higher net income, combined with the addition of various state taxes that are being assessed as CCBX activities and employees expanding into other states, which has increased the overall tax rate used in calculating the provision for income taxes in the current and future periods. Our effective tax rates for the three months ended March 31, 2022 and 2021 were 21.1% and 20.7%, respectively.

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

Income and expenses that are specific to CCBX are recorded to the CCBX segment.  Additionally, certain indirect expenses are allocated to CCBX utilizing various metrics, such as number of employees, utilization of space, and allocations based on loan and deposit balances. Included in noninterest expense for the community bank is administrative overhead of $5.4 million and $4.4 million for the quarters ended March 31, 2022 and March 31, 2021, respectively.  Both the community bank and the CCBX segment benefit from these administrative services.

Community bank total assets as of March 31, 2022 increased $14.2 million, or 0.62%, to $2.30 billion, compared to $2.28 billion as of December 31, 2021.  Loans receivable net of deferred fees for the community bank segment increased $52.8 million, or 3.8%, to $1.45 billion as of March 31, 2022, compared to $1.40 billion as of December 31, 2021.  The increase in community bank loans receivable is the result of non-PPP gross loan growth of $115.1 million partially offset by $64.3 million in PPP loan forgiveness and paydowns during the quarter ended March 31, 2022.  Total community bank deposits increased $29.5 million, or 1.8%, to $1.68 billion, as of March 31, 2022, compared to $1.65 billion as of December 31, 2021.  The increase in deposits is largely due to initiatives to expand and grow banking relationships with new and existing customers.

Net interest income for the community bank was $17.4 million for the quarter ended March 31, 2022, an increase of $468,000, or 2.8%, compared to $16.9 million for the quarter ended March 31, 2021.  The increase in net interest income is largely due to increased yield on loans resulting from non-PPP loan growth and a decrease in lower yielding PPP loans.  Provision for loan losses was $344,000 for the quarter ended March 31, 2022, compared to $320,000 for the quarter ended March 31, 2021.  Net charge-offs to average loans for the community bank segment have remained consistently low and was <0.01% for the quarters ended March 31, 2022, and 2021.  Noninterest income for the community bank was $1.8 million, for the quarter ended March 31, 2022, a decrease of $232,000, or 11.4%, compared to $2.0 million for the quarter ended March 31, 2021, due to reduced mortgage broker fees and no gain on sale of loans during the three months ended March 31, 2022.  Noninterest expenses for the community bank increased $2.4 million, or 21.8%, to $13.6 million as of March 31, 2022, compared to $11.1 million as of March 31, 2021.  The increase in noninterest expense is largely due to increased salaries and employee benefits as a result of growth, higher software licenses maintenance and subscription costs related to new reporting software that helps to automate and create efficiencies in reporting, and other expense increases related to growth.

CCBX total assets as of March 31, 2022 increased $184.1 million, or 52.1%, to $537.1 million, compared to $353.0 million as of December 31, 2021.  Total CCBX loans receivable increased $168.7 million, or 48.7%, to $515.4 million as of March 31, 2022, compared to $346.7 million as of December 31, 2021.  The increase in loans receivable is the result of increased activity with CCBX partners.  CCBX allowance for loan losses increased to $18.1 million as of March 31, 2022, compared to $8.3 million as of December 31, 2021 as a result of loan growth and portfolio mix.  Total CCBX deposits increased $183.2 million, or 25.6%, to $899.5 million, compared to $716.3 million as of December 31, 2021 as a result of growth within the CCBX relationships.  This does not include an additional $276.4 million in CCBX deposits that are transferred off the balance sheet as of March 31, 2022.

Net interest income for CCBX was $11.9 million for the quarter ended March 31, 2022, an increase of $11.5 million, or 2,952.4%, compared to $389,000 for the quarter ended March 31, 2021.  The increase in net interest income is due to loan growth from new and existing CCBX relationships.  Provision for loan losses was $12.6 million for the quarter ended March 31, 2022, compared to $37,000 for the quarter ended March 31, 2021, as a result of loan growth from adding new partners.  Noninterest income for CCBX was $20.2 million for the quarter ended March 31, 2022, an increase of $19.2 million, or 2,028.9%, compared to $948,000 for the quarter ended March 31, 2021, due to an increase of $1.3 million increase in total BaaS fee program income, which was the result of increased relationships with broker dealers and digital financial service providers, $13.1 million in BaaS fees – credit enhancements related to the allowance for loan losses and reserve for unfunded commitments, $4.6 million in BaaS fees – fraud recovery and $189,000 increase in reimbursement of expenses.  Noninterest expenses for CCBX increased $15.6 million, or 1,290.3%, to $16.9 million as of March 31, 2022, compared to $1.2 million as of March 31, 2021.  The increase in noninterest expense is largely due to an increase in BaaS loan expense, BaaS fraud expense and increased salaries and benefits, for the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021.  For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”.

The following tables present summary financial information for each segment for the periods indicated:

	March 31, 2021			December 31, 2021
	Bank	CCBX	Total	Bank	CCBX	Total
	(dollars in thousands)
Total assets	$2,296,670	$537,080	$2,833,750	$2,282,514	$353,003	$2,635,517
Total loans receivable	$1,448,820	$515,389	$1,964,209	$1,396,060	$346,675	$1,742,735
Allowance for loan losses	$(20,643)	$(18,127)	$(38,770)	$(20,299)	$(8,333)	$(28,632)
Total deposits	$1,677,004	$899,466	$2,576,470	$1,647,529	$716,258	$2,363,787

	Three months ended March 31, 2022			Three months ended March 31, 2021
	Bank	CCBX	Total	Bank	CCBX	Total
	(dollars in thousands)
Net interest income	$17,394	$11,874	$29,268	$16,926	$389	$17,315
Provision for loan losses	$344	$12,598	$12,942	$320	$37	$357
Noninterest income	$1,804	$20,182	$21,986	$2,036	$948	$2,984
Noninterest expense	$13,565	$16,850	$30,415	$11,140	$1,212	$12,352

Financial Condition

Our total assets increased $198.2 million, or 7.5%, to $2.83 billion at March 31, 2022 from $2.64 billion at December 31, 2021.  The increase is primarily the result of $211.3 million increase in loans receivable during the three months ended March 31, 2022.  As of March 31, 2022 $47.5 million in PPP loans remain on the balance sheet, a decrease of $64.3 million from $111.8 million at December 31, 2021.

Loan Portfolio

We accepted and processed requests for PPP loans from the beginning of the program in March 2020 for the duration of round 1 and 2 of the PPP, and throughout round 3, which closed for applications on May 31, 2021.  As a preferred SBA lender, we worked diligently with the SBA to offer assistance to small businesses as provided in the CARES Act, as amended by subsequent legislation, which significantly impacted our loan totals.  These SBA loans are discussed further in this section under “Commercial and Industrial Loans”.

Our primary source of income is derived through interest earned on loans. A substantial portion of our loan portfolio consists of commercial real estate loans and commercial and industrial loans in the Puget Sound region. Our loan portfolio represents the highest yielding component of our earning assets.

As of March 31, 2022 gross loans receivable totaled $1.97 billion, an increase of $219.5 million, or 12.5%, compared to December 31, 2021. Total loans receivable is gross of $6.8 million in net deferred origination fees, $1.4 million of which is attributed to PPP loans.  The increase includes CCBX loan growth of $168.7 million, or 48.7%, non-PPP community bank loan growth of $115.1 million, or 8.9%, partially offset by a reduction of $64.3 million, or 57.5%,  in PPP loans due to forgiveness and principal paydowns.  Additionally, unused loan commitments increased.   Unused commitments on capital call lines increased $137.5 million to $553.5 million at March 31, 2022 compared to $416.0 million at December 31, 2021, which will likely translate into loan growth as the commitments are utilized.

Loans as a percentage of deposits were 76.2% as of March 31, 2022, compared to 73.7% as of December 31, 2021.  We remain focused on serving our communities and markets by growing loans and funding those loans with customer deposits.  The increase in the loan to deposit ratio was due to loan growth.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31, 2022		As of December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial loans:
PPP loans	$47,467	2.4%	$111,813	6.4%
Capital call lines	218,675	11.1	202,882	11.5
All other commercial & industrial loans	128,181	6.5	104,365	6.0
Total commercial and industrial loans:	394,323	20.0	419,060	23.9
Real estate loans:
Construction, land and land development	208,108	10.6	183,594	10.5
Residential real estate	268,716	13.6	204,389	11.7
Commercial real estate	889,483	45.1	835,587	47.7
Consumer and other loans	210,343	10.7	108,871	6.2
Gross loans receivable	1,970,973	100.0%	1,751,501	100.0%
Net deferred origination fees - PPP loans	(1,365)		(3,633)
Net deferred origination fees - all other loans	(5,399)		(5,133)
Loans receivable	$1,964,209		$1,742,735
Loan Yield	6.80%		5.92%

The following tables detail the loans by segment which are included in the total loan portfolio table above:

Community Bank	As of
	March 31, 2022		December 31, 2021
(Dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
PPP loans	$47,467	3.3%	$111,813	8.0%
All other commercial & industrial loans	124,160	8.5	104,365	7.4
Real estate loans:
Construction, land and land development loans	208,108	14.3	183,594	13.1
Residential real estate loans	184,485	12.7	167,502	11.9
Commercial real estate loans	889,483	61.1	835,587	59.5
Consumer and other loans:
Other consumer and other loans	1,959	0.1	2,034	0.1
Gross Community Bank loans receivable	1,455,662	100.0%	1,404,895	100.0%
Net deferred origination fees	(6,842)		(8,835)
Loans receivable	$1,448,820		$1,396,060
Loan Yield	5.16%		5.89%

CCBX	As of
	March 31, 2022		December 31, 2021
(Dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Capital call lines	$218,675	42.5%	$202,882	58.6%
All other commercial & industrial loans	4,021	0.8	-	0.0
Real estate loans:
Residential real estate loans	84,231	16.3	36,887	10.6
Consumer and other loans:
Credit cards	55,090	10.7	11,429	3.3
Other consumer and other loans	153,294	29.7	95,408	27.5
Gross CCBX loans receivable	515,311	100.0%	346,606	100.0%
Net deferred origination costs	78		69
Loans receivable	$515,389		$346,675
Loan Yield - CCBX gross (1)	12.73%		6.13%
(1) CCBX gross yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancement and servicing CCBX loans.

Commercial and Industrial Loans. Commercial and industrial loans decreased $24.7 million, or 5.9%, to $394.3 million as of March 31, 2022, from $419.1 million as of December 31, 2021. The decrease in commercial and industrial loans receivable over December 31, 2021 was due to $64.3 million in forgiveness and repaid PPP loans, partially offset by an increase of $15.8 million increase in capital call lines, and $23.8 million increase in other commercial and industrial loans.  Included in the commercial and industrial loan balance is $218.7 million and $202.9 million in capital call lines resulting from relationships with our CCBX customers as of March 31, 2022, and December 31, 2021, respectively.  Also included in commercial and industrial loans is $47.5 million and $111.8 million in PPP loans as of March 31, 2022, and December 31, 2021, respectively.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory or equipment, and we generally obtain personal guarantees on these loans. Commercial and industrial loans includes $35.2 million and $20.2 million in loans to financial institutions and $4.5 million and $4.8 million in unsecured loans, as of March 31, 2022 and December 31, 2021, respectively.

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

In total, we funded $763.9 million in PPP loans, since the first round of PPP loans opened in March 2020 through the close of round three on May 31, 2021.  Total net deferred fees on these loans were $26.3 million.  As of March 31, 2022, $47.5 million in PPP loans remained with $1.4 million in net deferred fees, which will be recognized in interest income in future periods. Legislation extended the initial payment deferral period on PPP loans originated in 2020, and PPP borrowers with two-year loans can work with their lender to extend their loan to a five-year maturity, which we anticipate could be a popular approach for customers with PPP loans that are not eligible for forgiveness.   There are only $2.9 million of these loans remaining as of March 31, 2022.  PPP loans originated in 2021 are five-year loans, and $44.6 million of these loans remained as of March 31, 2022. Loan payments will be deferred for borrowers who apply for loan forgiveness until SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred 10 months after the end of the covered period for the borrower’s loan forgiveness (generally between eight and 24 weeks).

We continue to accept applications from customers for loan forgiveness.  To obtain loan forgiveness, a PPP borrower must submit a forgiveness application.  We expect PPP forgiveness payments to continue through the second quarter of 2022, and that PPP loans will be substantially paid down from the $47.5 million outstanding at March 31, 2022.

Construction, Land and Land Development Loans. Construction, land and land development loans increased $24.5 million, or 13.4%, to $208.1 million as of March 31, 2022, from $183.6 million as of December 31, 2021.

Unfunded loan commitments for construction, land and land development loans were $116.8 million at March 31, 2022, compared to $134.3 million at December 31, 2021.  Although we have seen a strong commercial and residential real estate market in the Puget Sound region thus far in 2021, the economic environment is continuously changing and is impacted by increased inflation, global unrest, the war in Ukraine and a rise in new COVID-19 variants that have resulted in some economic uncertainty.

Construction, land and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing these loans are primarily located in the Puget Sound region and are comprised of both residential and commercial properties, including owner occupied properties and investor properties. As of March 31, 2022, construction, land and land development loans included $30.2 million in residential construction loans, $105.0 million in commercial construction loans, $38.2 million in undeveloped land loans and $34.7 million in other construction, land and land development loans, compared to $28.9 million in residential construction loans, $82.8 million in commercial construction loans, $37.8 million in undeveloped land loans and $34.1 million in other construction, land and land development loans as of December 31, 2021.

Residential Real Estate Loans.  Our one-to-four family residential real estate loans increased $64.3 million, or 31.5%, to $268.7 million as of March 31, 2022, from $204.4 million as of December 31, 2021.

We originate one-to-four family residential real estate adjustable-rate mortgage (“ARM”), loans for our portfolio and operate as a mortgage broker for mortgage lenders we have agreements with for customers who want a 15-year to 30-year, fixed-rate mortgage loan. As of March 31, 2022, the balance of our ARM portfolio loans was $23.7 million, compared to $22.2 million at December 31, 2021.  Our ARM loans typically do not meet the guidelines for sale in the secondary market due to characteristics of the property, the loan terms or exceptions from agency underwriting guidelines, which enables us to earn a higher interest rate. We also purchase residential mortgages originated by other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio, meet certain regulatory requirements and increase our interest income.  We last purchased residential mortgage loans in 2018.  As of March 31, 2022, we held $11.2 million in purchased residential real estate mortgage loans, compared to $11.9 million at December 31, 2021.  These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards. We also make one-to-four family loans to investors to finance their rental properties and to business owners to secure their business loans.  As of March 31, 2022, residential real estate loans made to investors and business owners totaled $129.2 million. As of December 31, 2021, residential real estate loans made to investors and business owners totaled $114.0 million.

As of March 31, 2022, there were $84.2 million in CCBX home equity loans included in residential real estate, compared to $36.9 million at December 31, 2021, as a result of increased activity.

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

Commercial Real Estate Loans. Commercial real estate loans increased $53.9 million, or 6.5%, to $889.5 million as of March 31, 2022, from $835.6 million as of December 31, 2021.

These increases, which occurred across the various segments of our portfolio, were due to our commitment to grow this portfolio in the Puget Sound region. We actively seek commercial real estate loans in our markets and our lenders are experienced in competing for these loans and managing these relationships.

We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10 to 25 year period with balloon payments due at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates. At March 31, 2022, approximately 29.1% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 45.1% of our loan portfolio at March 31, 2022 and are historically our largest source of revenue. As of March 31, 2022, we held $26.1 million in purchased commercial real estate loans, compared to $35.9 million at December 31, 2021.  Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans, and remains diligent in communicating and proactively working with borrowers to help mitigate potential credit deterioration.

Consumer and Other. Consumer and other loans increased $101.4 million, or 93.2%, to $210.3 million, from $108.9 million as of December 31, 2021, primarily as a result of CCBX loans from increased activity with our partners.  Our community bank consumer and other loans are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans.

Included in consumer loans is $153.3 million in CCBX loans as of March 31, 2022, compared to $95.4 million at December 31, 2021.  CCBX consumer loans include credit cards, consumer lines of credit and other consumer loans.

Industry Exposure and Categories of Loans

We have a diversified loan portfolio, representing a wide variety of industries.  Three of our largest categories of our loans are commercial real estate, commercial and industrial, and construction, land and land development loans.  Together they represent $1.44 billion in outstanding loan balances, or 75.1% of total gross loans outstanding, excluding PPP loans of $47.5 million.  When combined with $1.54 billion in unused commitments the total of these three categories is $2.22 billion, or 64.2% of total outstanding loans and loan commitments, excluding PPP loans.

Commercial Real Estate Loans. Commercial real estate loans represent the largest segment of our loans, comprising 46.2% of our total balance of outstanding loans, excluding PPP loans, as of March 31, 2022.  Unused commitments to extend credit represents an additional $28.9 million, the combined total exposure in commercial real estate loans represents $918.4 million, or 26.6% of our total outstanding loans and loan commitments, excluding PPP loans, as of March 31, 2022.

The following table summarizes our concentration by industry, excluding PPP loans, for our commercial real estate loan portfolio as of March 31, 2022:

(Dollars in thousands, unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Apartments	$166,442	$3,372	$169,814	4.9%	$2,280	73
Hotel/Motel	137,907	228	138,135	4.0	5,108	27
Office	93,849	4,401	98,250	2.8	929	101
Warehouse	71,630	102	71,732	2.1	1,462	49
Convenience Store	72,309	7,125	79,434	2.3	1,808	40
Mixed use	74,357	4,411	78,768	2.3	855	87
Retail	78,587	2,435	81,022	2.3	914	86
Manufacturing	38,719	2,007	40,726	1.2	1,106	35
Mini Storage	32,617	400	33,017	1.0	2,330	14
Groups < 1.4% of total	123,066	4,392	127,458	3.7	1,483	83
Total	$889,483	$28,873	$918,356	26.6%	$1,495	595

Commercial and Industrial Loans. Commercial and industrial loans comprise 18.0% of our total balance of outstanding loans, excluding PPP loans, as of March 31, 2022.  Unused commitments to extend credit represents an additional $630.1 million, and the combined total exposure in commercial and industrial loans represents $976.9 million, or 28.2% of our total outstanding loans and loan commitments, excluding PPP loans.  Included in commercial and industrial loans is $218.7 million in outstanding capital call lines, with an additional $553.5 million in available loan commitments, which is provided to venture capital firms through one of our CCBX BaaS partners.  These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every line.

The following table summarizes our concentration by industry, excluding PPP loans, for our commercial and industrial loan portfolio as of March 31, 2022:

(Dollars in thousands, unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Capital Call Lines	$218,675	$553,534	$772,209	22.3%	$1,508	145
Construction/Contractor Services	19,401	29,847	49,248	1.4	115	168
Financial Institutions	35,150	-	35,150	1.0	3,906	9
Manufacturing	13,129	5,436	18,565	0.5	208	63
Medical / Dental / Other Care	12,928	5,436	18,364	0.5	249	52
Family and Social Services	7,057	2,987	10,044	0.3	504	14
Groups < 0.40% of total	40,516	32,808	73,324	2.2	151	268
Total	$346,856	$630,048	$976,904	28.2%	$482	719

Construction, Land and Land Development Loans. Construction, land and land development loans comprise 10.8% of our total balance of outstanding loans, excluding PPP loans, as of March 31, 2022.  Unused commitments to extend credit represents an additional $116.8 million, the combined total exposure in construction, land and land development loans represents $324.9 million, or 9.4% of our total outstanding loans and loan commitments, excluding PPP loans, as of March 31, 2022.

The following table details our concentration, excluding PPP loans, for our construction, land and land development loan portfolio as of March 31, 2022:

(Dollars in thousands, unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Commercial construction	$105,023	$80,282	$185,305	5.4%	$4,039	26
Residential construction	30,229	20,530	50,759	1.5	720	42
Undeveloped land loans	38,233	3,440	41,673	1.2	2,941	13
Developed land loans	18,723	7,140	25,863	0.7	535	35
Land development	15,900	5,382	21,282	0.6	757	21
Total	$208,108	$116,774	$324,882	9.4%	$1,519	137

Nonperforming Assets

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by applicable regulations. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. Revolving (open-ended loans, such as credit cards) and installment (closed end) consumer loans originated by CCBX partners continue to accrue interest until they are charged-off at 180 days past due for revolving loans (primarily credit cards) and 120 days past due for installment loans (primarily unsecured loans to consumers).  These consumer loans are reported out as substandard loans, 90+ days past due and still accruing.  We are not required to report as nonperforming a loan for which we have allowed the borrower to defer payment on a short term basis because of financial pressure related to COVID-19.  When loans are placed on nonaccrual status, all unpaid accrued interest is reversed from income and all interest accruals are stopped. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal balance. Loans are returned to accrual status if we believe that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on nonaccrual status.  We define nonperforming loans as loans on nonaccrual status and accruing loans 90 days or more past due.  Nonperforming assets also include other real estate owned and repossessed assets.

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

We had $2.3 million in nonperforming assets as of March 31, 2022, compared to $1.7 million as of December 31, 2021.  This includes $2.2 million in CCBX loans more than 90 days past due and still accruing interest as of March 31, 2022, compared to $1.5 million at December 31, 2021.  All of our nonperforming assets were nonperforming loans as of March 31, 2022 and December 31, 2021.  Our nonperforming loans to loans receivable ratio was 0.12% at March 31, 2022, compared to 0.10% at December 31, 2021. The increase in nonperforming assets was due to the addition of $1.4 million in nonaccrual CCBX loans, partially offset by $756,000 lower CCBX loan that are 90 days or more past due and still accruing interest.  Community bank nonaccrual loans decreased $37,000 as a result of principal reductions during the three months ended March 31, 2022.

Our community bank credit quality remains strong, as demonstrated by the low level of community bank charge-offs and nonperforming loan balance for the quarter ended March 31, 2022.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of	As of
	March 31,	December 31,
(Dollars in thousands)	2022	2021
Nonaccrual loans:
Commercial and industrial loans	$130	$166
Real estate loans:
Residential real estate	54	55
Total nonaccrual loans	184	221
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	2,161	1,506
Total nonperforming loans	2,345	1,727
Real estate owned	-	-
Repossessed assets	-	-
Troubled debt restructurings, accruing	-	-
Total nonperforming assets	$2,345	$1,727
Total nonaccrual loans to loans receivable	0.01%	0.01%
Total nonperforming loans to loans receivable	0.12%	0.10%
Total nonperforming assets to total assets	0.08%	0.07%

The following tables detail nonperforming assets by segment which are included in the total nonperforming assets table above:

Community Bank	As of
	March 31,	December 31,
(Dollars in thousands, unaudited)	2022	2021
Nonaccrual loans:
Commercial and industrial loans	$130	$166
Real estate:
Residential real estate	54	55
Total nonaccrual loans	184	221

Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	-	-
Total nonperforming loans	184	221
Other real estate owned	-	-
Repossessed assets	-	-
Total nonperforming assets	$184	$221

CCBX	As of
	March 31,	December 31,
(Dollars in thousands, unaudited)	2022	2021
Nonaccrual loans	$-	$-

Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	2,161	1,506
Total nonperforming loans	2,161	1,506
Other real estate owned	-	-
Repossessed assets	-	-
Total nonperforming assets	$2,161	$1,506

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

As of March 31, 2022, the allowance for loan losses totaled $38.8 million, or 1.97% of total loans. As of December 31, 2021, the allowance for loan losses totaled $28.6 million, or 1.64% of total loans. The increase in the Company’s provision for loan losses for the quarter ended March 31, 2022 compared to December 31, 2021, is largely related to the provision for CCBX partner loans.  During the quarter ended March 31, 2022, a $12.6 million provision for loan losses was recorded for CCBX partner loans based on management’s analysis.  The factors used in management’s analysis for community bank loan losses indicated that a provision for loan losses of $344,000 was needed for the quarter ended March 31, 2022.  The economic environment is continuously changing and has shown some signs of improvement, with ongoing vaccination of its population and increased re-opening of economic activities, tempered by increased inflation, global unrest, the war in Ukraine and a rise in new COVID-19 variants that have resulted in some economic uncertainty.  CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for loan losses.  Many agreements with our CCBX partners provide for a credit enhancement which protects the Bank by absorbing incurred losses.  In accordance with accounting guidance, we estimate and record a provision for probable losses for these CCBX loans.  When the provision for loan losses and provision for unfunded commitments is recorded, a recovery receivable is also recorded on the balance sheet through noninterest income (BaaS fees -credit enhancement).  Incurred losses are recorded in the allowance for loan losses, and as the credit enhancement recoveries are received from the CCBX partner, the recovery receivable is relieved.  Although many agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by absorbing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligations then the bank would be exposed to additional loan losses, as a result of this counterparty risk. The Company is not required to implement the provisions of the CECL accounting standard until January 1, 2023 and continues to account for the allowance for credit losses under the incurred loss model.

The following table presents the loans receivable and allowance for loan losses by segment for the periods indicated:

	As of
	March 31, 2022
(Dollars in thousands)	Community Bank	CCBX	Total
Loans receivable	$1,448,820	$515,389	$1,964,209
Allowance for loan losses	(20,643)	(18,127)	(38,770)
Allowance for loan losses to total loans receivable	1.42%	3.52%	1.97%

Included in total loans is $47.5 million in PPP loans which are 100% guaranteed by the SBA.  The allowance for loan losses to loans receivable, excluding the guaranteed PPP loans, is approximately 2.02% and 1.75% at March 31, 2022 and December 31, 2021,

respectively.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of or for the Three
	Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Allowance at beginning of period	$28,632	$19,262
Provision for loan losses	12,942	357
Charge-offs:
Commercial and industrial loans	5	14
Consumer and other	2,803	4
Total charge-offs	2,808	18
Recoveries:
Commercial and industrial loans	2	5
Consumer and other	2	4
Total recoveries	4	9
Net charge-offs	2,804	9
Allowance at end of period	$38,770	$19,610
Allowance for loan losses to nonaccrual loans	21070.65%	2966.72%
Allowance to nonperforming loans	1653.30%	2966.72%
Allowance to loans receivable	1.97%	1.11%
Net charge-offs to average loans (1)	0.64%	0.00%

(1) Ratios for the three months ended March 31, 2022 and 2021 are annualized.

The following table presents, as of and for the periods indicated, net charge-off information by segment:

	Three Months Ended
	March 31, 2022			March 31, 2021
(Dollars in thousands)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$4	$2,804	$2,808	$18	$-	$18
Gross recoveries	(4)	-	(4)	(9)	-	(9)
Net charge-offs	$-	$2,804	$2,804	$9	$-	$9
Net charge-offs to average loans (1)	0.00%	2.98%	0.64%	0.00%	0.00%	0.00%
(1) Annualized calculations.

The allowance for loan losses to nonaccrual loans ratio increased substantially as of March 31, 2022, compared to March 31, 2021 as a result of a decrease of $477,000 in nonaccrual community bank loans, combined with an increase of $19.2 million in the allowance for loan losses.  The increase in the allowance for loan losses for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021, is largely related to the increase in the allowance for CCBX partner loans.  CCBX partner agreements provide for a credit enhancement that covers the $2.8 million in net-charge-offs on CCBX loans for the three months ended March 31, 2022.  At March 31, 2022, there was a balance of $18.1 million in the allowance for loan losses for CCBX partner loans, compared to $102,000 at March 31, 2021.

Although we believe that we have established our allowance for loan losses in accordance with GAAP and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio.  The expected COVID-19 loan losses have not materialized as originally anticipated in 2020, as evidenced by the low level of charge-offs and nonperforming loans, however if the COVID-19 pandemic worsens or continues indefinitely, preventing businesses and consumers from conducting business in the ordinary course, the Washington state and Puget Sound region may experience a more severe economic downturn, and our asset quality could deteriorate, which may require material additional provisions for loan losses.

Securities

We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits or other business purposes. At March 31, 2022, 98.8% of our investment portfolio consisted primarily of U.S. Treasury securities. The remainder of our securities portfolio was invested in municipal bonds, U.S. Agency collateralized mortgage obligations and U.S. Agency residential mortgage-backed securities. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At March 31, 2022, our loan-to-deposit ratio was 76.2% due to our significant growth in deposits.  Our securities portfolio represented less than 5% of assets. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we anticipate investing excess funds to provide a higher return.

As of March 31, 2022, the amortized cost of our investment securities totaled $136.5 million, an increase of $99.9 million, or 272.8%, compared to $36.6 million as of December 31, 2021. The increase in the securities portfolio was due to the purchase of five Treasury securities for $135.0 million during the three months ended March 31, 2022, to invest excess funds, replace maturing securities and pledge to secure public deposits and for other purposes as required or permitted by law, partially offset by $35.0 million in U.S. Treasury maturities and other principal paydowns.  This investment of excess cash into two-year Treasury securities yields 2.15%, compared to 0.38%, in overnight cash at the Federal Reserve.  The Treasury securities will increase income compared to current overnight  rates and will be used as a pledge to secure public deposits.

Our investment portfolio consists of securities classified as available for sale and, to a lesser amount, held to maturity. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.  As of March 31, 2022, our available for sale portfolio has an unrealized loss of $348,000, compared to an unrealized gain of $5,000 as of December 31, 2021.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of		As of
	March 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Securities available-for-sale:
U.S. Treasury securities	$134,923	$134,574	$34,999	$34,998
U.S. Agency collateralized mortgage obligations	62	62	68	70
U.S. Agency residential mortgage-backed securities	2	2	3	3
Municipal bonds	252	253	252	256
Total available-for-sale securities	135,239	134,891	35,322	35,327
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	1,286	1,264	1,296	1,348
Total held-to-maturity securities	1,286	1,264	1,296	1,348
Total investment securities	$136,525	$136,155	$36,618	$36,675

We held a $2.2 million equity interest in a financial technology company as of March 31, 2022 and December 31, 2021, which consists of 1.6 million shares of common stock and 873,853 preferred shares.  We elected to account for the investments under ASC 321 Investments – Equity Securities without Readily Determinable Value.  The investment is held at cost minus impairment if any, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issue.  This method should be applied until the investment does not qualify for the measurement election (e.g., if the investment has a readily determinable fair value). We will reassess at each reporting period whether the equity investment without a readily determinable fair value qualifies to be measured at cost minus impairment; there was no change to the value or valuation technique this quarter.  Additionally, as of March 31, 2022 and December 31, 2021, we held $100,000 in corporate equity securities in another technology company which was recorded in other investments on the balance sheet. The equity interest consists of 9,000 shares of stock.   We also held equity indirectly in two other technology companies for $350,000 with the potential for an additional $150,000 in equity investments.

During the year ended December 31, 2021, we entered agreements for capital commitments of up to $1.1 million in three separate investment funds designed to help accelerate technology adoption at banks.  As of December 31, 2021, we held $160,000 in investment funds.  During the three months ended March 31, 2022 we contributed $250,000, bringing our investment funds total to $410,000 for the quarter ended March 31, 2022, and our total capital commitment to $1.3 million.

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

Total deposits as of March 31, 2022 were $2.58 billion, an increase of $212.7 million, or 9.0%, compared to $2.36 billion as of December 31, 2021. The increase in deposits was largely in core deposits, which increased $211.4 million to $2.46 billion from $2.25 billion at December 31, 2021.   The $211.4 million increase in core deposits is also largely from growth in the CCBX segment, which accounted for $178.8 million of the increase, combined with the initiatives to expand and grow banking relationships with new customers, which accounted for $32.6 million of the increase.  We define core deposits as all deposits except time deposits and brokered deposits. Additionally, as of March 31, 2022 we have access to $276.4 million in CCBX customer deposits that are currently being transferred from the Bank’s balance sheet to other financial institutions on a daily basis.  Depending on the circumstances of how the Bank retains these deposits and its relationship with the customer, these retained deposits could be classified as brokered deposits.

We focus on growing core deposits and our branch managers, treasury service personnel and lenders work together to grow deposits from existing and new customers.

Included in total deposits is $899.5 million in CCBX deposits, an increase of $183.2 million, or 25.6%, compared to $716.3 million as of December 31, 2021.  CCBX customer deposit relationships include deposits with CCBX end customers, operating and non-operating deposit accounts.  The deposits from our CCBX division are predominately classified as noninterest bearing, or NOW and money market accounts, but a portion of such CCBX deposits may be classified as brokered deposits as a result of the relationship agreement.  During the quarter ended March 31, 2022, the majority of CCBX deposits were reclassified from noninterest bearing to interest bearing.  This is because the current rate exceeds the minimum interest rate set in their respective program agreements, as a result of the recent  0.25% increase in interest rates by the FOMC.

Total noninterest bearing deposits as of March 31, 2022 were $838.0 million, a decrease of $517.9 million, or 38.2%, compared to $1.36 billion as of December 31, 2021. The $517.9 million decrease is primarily the result of reclassifying $690.4 million in CCBX noninterest bearing deposits to interest bearing as a result of the recent 0.25% increase in interest rates by the FOMC, partially offset by growth in CCBX noninterest deposits of $167.1 million and growth in community bank noninterest deposits of $5.5 million.  Noninterest bearing deposits represent 32.5% and 57.4% of total deposits for March 31, 2022 and December 31, 2021, respectively.

Total interest bearing account balances, excluding time deposits, as of March 31, 2022 were $1.70 billion, an increase of $733.6 million, or 76.1%, compared to $964.4 million as of December 31, 2021.  The $733.6 million increase is the result of reclassifying $690.4 million in CCBX noninterest bearing deposits to interest bearing as a result of the recent 0.25% increase in interest rates by the FOMC, combined with CCBX growth in interest bearing deposits of $16.1 million and community bank growth in interest bearing deposits of $27.1 million.  Included in interest bearing account balances is $75.1 million in BaaS-brokered deposits, an increase of $4.4 million from December 31, 2021. Also included in interest bearing deposits is $8.8 million in reciprocal deposits.

Total time deposit balances as of March 31, 2022 were $40.4 million, a decrease of $3.1 million, or 7.1%, from $43.5 million as of December 31, 2021. The decrease is due to the strong increase in core deposits, and our focus on core deposits and letting higher rate deposits run off as they mature.  We have seen competitors increase rates on time deposits, and we have not globally matched their rates in response as we have been able to grow and retain less costly core deposits.

The following table sets forth deposit balances at the dates indicated:

As of	As of

	March 31, 2022		December 31, 2021
		Percent of		Percent of
(Dollars in thousands)	Amount	Total Deposits	Amount	Total Deposits
Demand, noninterest bearing	$838,044	32.5%	$1,355,908	57.4%
NOW and money market	1,516,546	58.9	789,709	33.4
Savings	106,364	4.1	103,956	4.4
Total core deposits	2,460,954	95.5	2,249,573	95.2
BaaS-brokered deposits	75,145	2.9	70,757	3.0
Time deposits less than $100,000	14,856	0.6	14,961	0.6
Time deposits $100,000 and over	25,515	1.0	28,496	1.2
Total	$2,576,470	100.0%	$2,363,787	100.0%
Cost of Deposits	0.09%		0.17%

The following tables detail the deposits for the segments which are included in the total deposit portfolio table above:

Community Bank	As of
	March 31, 2022		December 31, 2021
(Dollars in thousands, unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$724,723	43.2%	$719,233	43.7%
NOW and money market	805,858	48.1	780,884	47.4
Savings	106,050	6.3	103,954	6.3
Total core deposits	1,636,631	97.6	1,604,071	97.4
Brokered deposits	2	0.0	1	0.0
Time deposits less than $100,000	14,856	0.9	14,961	0.9
Time deposits $100,000 and over	25,515	1.5	28,496	1.7
Total Community Bank deposits	$1,677,004	100.0%	$1,647,529	100.0%
Cost of Deposits	0.11%		0.12%

CCBX	As of
	March 31, 2022		December 31, 2021
(Dollars in thousands, unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$113,321	12.6%	$636,675	88.9%
NOW and money market	710,688	79.0	8,825	1.2
Savings	314	0.0	2	0.0
Total core deposits	824,323	91.6	645,502	90.1
BaaS-brokered deposits	75,143	8.4	70,756	9.9
Total CCBX deposits	$899,466	100.0%	$716,258	100.0%
Cost of Deposits	0.06%		0.02%

The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of March 31, 2022	As of December 31, 2021
Maturity Period:
Three months or less	$7,869	$8,106
Over three through six months	6,131	6,520
Over six through twelve months	7,161	8,925
Over twelve months	4,354	4,945
Total	$25,515	$28,496
Weighted average maturity (in years)	0.69	0.73

Average deposits for the three months ended March 31, 2022 were $2.45 billion, an increase of 58.6% compared to $1.55 billion for the three months ended March 31, 2021. The increase in average deposits for was primarily due to an increase in core deposits, both in noninterest bearing deposits and in low interest rate bearing deposits.  Included in this increase is growth in CCBX and community bank deposits.  We expect deposits to grow with continued growth in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by branch managers, treasury service personnel and lenders.

The average rate paid on total deposits was 0.09% for the three months ended March 31, 2022, compared to 0.17% for the three months ended March 31, 2021.  The average rate paid on NOW and money market accounts decreased 16 basis points for the three months ended March 31, 2022.  The average rate paid on time deposits of less than $100,000 decreased 42 basis points for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.  The average rate paid on time deposits greater than $100,000 increased 1.41%, due to the recognition of additional interest expense of $130,000 during the quarter ended March 31, 2022 to correct interest on CDs from a previous period.  The average rate paid on savings and BaaS brokered deposits was fairly flat for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.  The overall lower average rate paid on interest bearing  accounts in the three months ended March 31, 2022 is due to the current low interest rate environment resulting from the decreased Fed Funds rate.  The impact of the rate 0.25% interest rate increase by the FOMC in mid-March 2022 will not be fully realized in our interest expense until second quarter 2022.  Increased Fed Funds rates along with competition are expected to continue to impact future cost of deposits and our pricing strategies.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended March 31,
	2022		2021
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand, noninterest bearing	$1,320,144	0.00%	$690,465	0.00%
NOW and money market	917,075	0.14	690,268	0.30
Savings	104,209	0.03	86,310	0.03
BaaS-brokered deposits	68,819	0.35	22,817	0.36
Time deposits less than $100,000	14,844	0.33	18,876	0.75
Time deposits $100,000 and over	27,037	2.31	37,840	0.90
Total deposits	$2,452,128	0.09%	$1,546,576	0.17%

The ratio of average noninterest bearing deposits to average total deposits for the three months ended March 31, 2022 was 53.8% and compared to 44.6%, for the three months ended March 31, 2021.

Uninsured Deposits

The FDIC insures our deposits up to $250,000 per depositor, per insured bank for each account ownership category.  Deposits that exceed insurance limits are uninsured. At March 31, 2022, deposits totaled $2.58 billion, of which total estimated uninsured deposits were $850.1 million. At March 31, 2021, deposits totaled $1.67 billion, of which total estimated uninsured deposits were $724.9 million.

The table below shows the estimated uninsured time deposits, by account, for the maturity periods indicated:

(Dollars in thousands)	As of March 31, 2022
Maturity Period:
Three months or less	$1,202
Over three through six months	149
Over six through twelve months	1,298
Over twelve months	1,273
Total	$3,922

Borrowings

We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of March 31, 2022 and March 31, 2021, total borrowing capacity of $23.6 million  and $20.8 million, respectively, was available under this arrangement.  As of March 31, 2022 and 2021, Federal Reserve advances totaled zero.

Paycheck Protection Program Liquidity Facility. To bolster the effectiveness of the SBA’s PPP loan program, the Federal Reserve supplied liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The PPP provided loans to small businesses so that they can keep their employees on the payroll and pay for other allowed expenses. If the borrowers meet certain criteria, the loan may be forgiven.  The PPPLF extended credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. The interest rate was 0.35% and as PPP loans were paid down, the borrowing line also had to be paid down.  The borrowing was paid in full in June 2021 and as of March 31, 2022, no PPPLF advances were outstanding, compared to $158.5 million as of March 31, 2021.  PPPLF advances were a new borrowing arrangement beginning in 2020 that had favorable capital treatment and was specific to the PPP loan program.  The last day to take new advances on the PPPLF was July 31, 2021.

The table below provides details on PPPLF borrowings for the periods indicated:

	As of and For the Three
	Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Maximum amount outstanding at any month-end during period:
PPPLF Advances	$-	$185,894
Average outstanding balance during period:
PPPLF Advances	$-	$170,376
Weighted average interest rate during period:
PPPLF Advances	0.00%	0.35%
Balance outstanding at end of period:
PPPLF Advances	$-	$158,519
Weighted average interest rate at end of period:
PPPLF Advances	N/A	0.35%

Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of March 31, 2022 and March 31, 2021, we had borrowing capacity of $98.3 million and $101.0 million, respectively, with the FHLB. During the quarter ended March 31, 2022, we repaid a total of $25.0 million in FHLB term advances.  This included a $10.0 million advance that matures in March of 2023 and $15.0 million advance that matures in March 2025.  We have sufficient liquidity for our current loan demand, and with no prepayment penalty for early repayment, management opted to repay these term advances and save the unnecessary interest expense.

Although there are no immediate plans to borrow funds, borrowing capacity of $98.3 million was available at FHLB under this arrangement as of March 31, 2022.

The table below provides details on the FHLB borrowings for the periods indicated:

	As of and For the Three
	Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Maximum amount outstanding at any month-end during period:
FHLB Advances	$24,999	$24,999
Average outstanding balance during period:
FHLB Advances	$24,443	$24,999
Weighted average interest rate during period:
FHLB Advances	1.13%	1.13%
Balance outstanding at end of period:
FHLB Advances	$-	$24,999
Weighted average interest rate at end of period:
FHLB Advances	N/A	1.13%

Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I (the “Trust”), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The debentures bear interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. The effective rate as of March 31, 2022 and December 31, 2021 was 2.93% and 2.30%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture, subject to Federal Reserve approval. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.

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

Liquidity and Capital Resources

Liquidity Management

Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, and operational, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity management.  Deposits obtained through our CCBX segment are a significant source of liquidity for us.  If a relationship with a large CCBX partner terminates, the exit of those deposits could have an adverse impact on liquidity. Partner program agreements govern the relationship and are valid for a given period of time.  Prior to exiting, the partner would need to provide us adequate notice as stipulated in the agreement that they were not going to renew the program agreement and intend to move the deposits.  The movement to an alternate BaaS provider is cumbersome and would be over a period of time, which would allow us the opportunity to put alternate liquidity in place; those options are more fully discussed below.  As of March 31, 2022, we have two partners with deposits that are in excess of 10% of total deposits and represent 26% of total deposits.

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

Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available-for-sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail, commercial, and BaaS deposits, advances from the FHLB and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve discount window, draws on established federal funds lines from unaffiliated commercial banks, funds from online rate services, brokered deposits, a one-way buy through an ICS account, and the issuance of debt or equity securities. We also participated in the PPPLF, which provided an additional source of low cost funding, at a 0.35% interest rate, and favorable capital treatment for the PPP loans.  In June 2021, we repaid all borrowings under the PPPLF in full, resulting in a zero balance as of March 31, 2022.  We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary and are closely monitoring liquidity in this uncertain economic environment.
The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs for the next few years. The Company currently holds $11.2 million in cash, and uses approximately $1.3 million for debt servicing and operating purposes each year, leaving about $7.1 million for other purposes after deducting $2.6 million to cover operating purposes for the next two years and $1.5 million for existing equity fund commitments.  In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe  that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs.

Additionally, the Bank, as of March 31, 2022, has access to $276.4 million in CCBX customer deposits that are currently being transferred from the Bank’s balance sheet to other financial institutions on a daily basis.  The Bank could retain these deposits for liquidity and funding purposes if needed.   We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs. For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs and the Bank established a minimum liquidity ratio of 5% of assets. Both of these minimum liquidity levels are on-balance sheet sources. Per policy and the Bank’s liquidity contingency plan, in event of a liquidity emergency the Bank can utilize wholesale funds in an amount up to 30% of assets. Since the Bank uses only a small portion of its borrowing or wholesale funding capacity, the Bank has access to funds if needed in a liquidity emergency.

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

As of March 31, 2022, and December 31, 2021, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.  In addition, the Company maintains an effective registration statement on Form S-3 with the Securities and Exchange Commission that would allow the Company to raise additional capital in an amount up to $115.5 million. The Company raised $34.5 million in December 2021 and currently has no immediate plans for raising additional capital under the registration statement.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status and the regulatory capital ratios that would be required for the Company if we did not operate under the Small Bank Holding Company Policy Statement:

	Actual		Minimum Required for Capital Adequacy Purposes (1)		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2022
Leverage Capital (to average assets)
Company	$211,580	7.75%	$109,153	4.00%	$136,442	5.00%
Bank Only	220,829	8.10%	109,020	4.00%	136,275	5.00%
Common Equity Tier I Capital (to risk-weighted assets)
Company	208,080	9.71%	96,411	4.50%	139,261	6.50%
Bank Only	220,829	10.33%	96,164	4.50%	138,903	6.50%
Tier I Capital (to risk-weighted assets)
Company	211,580	9.88%	128,548	6.00%	171,398	8.00%
Bank Only	220,829	10.33%	128,218	6.00%	170,957	8.00%
Total Capital (to risk-weighted assets)
Company	263,530	12.30%	171,398	8.00%	214,247	10.00%
Bank Only	247,712	11.59%	170,957	8.00%	213,697	10.00%
December 31, 2021
Leverage Capital (to average assets)
Company	$204,585	8.07%	$101,460	4.00%	$126,826	5.00%
Bank Only	201,783	7.96%	101,350	4.00%	126,687	5.00%
Common Equity Tier I Capital (to risk-weighted assets)
Company	201,085	11.06%	81,834	4.50%	118,205	6.50%
Bank Only	201,783	11.12%	81,623	4.50%	117,900	6.50%
Tier I Capital (to risk-weighted assets)
Company	204,585	11.25%	109,112	6.00%	145,483	8.00%
Bank Only	201,783	11.12%	108,830	6.00%	145,107	8.00%
Total Capital (to risk-weighted assets)
Company	252,405	13.88%	145,483	8.00%	181,854	10.00%
Bank Only	224,545	12.38%	145,107	8.00%	181,384	10.00%

(1) Presents the minimum capital adequacy requirements that apply to the Bank (excluding the capital conservation buffer) and that would apply to the Company if it were not eligible to operate under the Small Bank Holding Company Policy Statement.

Material Cash Requirements and Capital Resources

The following table provides the material cash requirements from known contractual and other obligations as of as of March 31, 2022:

		Payments Due by Period
		Less than	Over
(Dollars in thousands)	Total	1 Year	1 year	Other (1)
Cash requirements
Time Deposits	$40,371	$31,225	$9,146	$-
Subordinated note	25,000	-	25,000	-
Junior subordinated debentures	3,609	-	3,609	-
Deferred compensation plans	1,067	175	892	-
Operating leases	7,021	962	6,059	-
Non-maturity deposits	2,536,099	-	-	2,536,099
Equity investment commitment	1,490	1,490	-	-

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

As of March 31, 2022 we held $218.7 million in capital call lines, included in commercial and industrial loans, provided to venture capital firms through one of our BaaS clients.  These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every line.

As of March 31, 2022 we had $1.54 billion in commitments to extend credit, compared to $909.6 million as of December 31, 2021.  The $625.5 million increase is largely attributed to an increase of $360.4 million in consumer and other loan commitments, related to CCBX consumer loans, $137.6 million increase in commercial and industrial capital call line commitments, and $133.7 million increase in residential real estate commitments, related to CCBX loans.

	As of	As of
	March 31,	December 31,
(Dollars in thousands)	2022	2021
Commitments to extend credit:
Commercial and industrial loans	$76,513	$70,848
Commercial and industrial loans - capital call lines	553,534	415,956
Construction – commercial real estate loans	93,804	90,946
Construction – residential real estate loans	22,970	43,339
Residential real estate loans	235,461	101,715
Commercial real estate loans	28,873	23,248
Consumer and other loans	523,933	163,510
Total commitments to extend credit	$1,535,088	$909,562
Standby letters of credit	$3,040	$2,729
Equity investment commitment	$1,490	$1,090

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer.  As of March 31, 2022, $522.1 million in commitments to extend credit are unconditionally cancelable, compared to $162.3 million at December 31, 2021.

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

		Three Months Ended
(unaudited)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021

Return on average assets (1)	0.93%	1.14%	1.21%	1.36%	1.28%
Return on average equity (1)	12.12%	16.80%	16.77%	18.60%	16.84%
Yield on earnings assets (1)	4.58%	4.09%	3.63%	3.89%	3.99%
Yield on loans receivable (1)	6.80%	5.92%	4.57%	4.44%	4.51%
Yield on loans receivable, excluding PPP loans (1)(2)	6.52%	4.98%	4.53%	4.65%	4.78%
Yield on loans receivable, excluding earned fees (1)(2)	6.17%	4.37%	3.74%	3.46%	3.53%
Yield on loans receivable, excluding earned fees on all loans and interest on PPP loans, as adjusted (1)(2)	6.41%	4.78%	4.36%	4.42%	4.52%
Cost of funds (1)	0.14%	0.14%	0.16%	0.20%	0.24%
Cost of deposits (1)	0.09%	0.09%	0.10%	0.14%	0.17%
Net interest margin (1)	4.45%	3.95%	3.48%	3.70%	3.76%
Noninterest expense to average assets (1)	4.52%	3.29%	2.91%	2.65%	2.62%
Efficiency ratio	59.34%	54.08%	64.68%	58.69%	60.85%
Loans receivable to deposits	76.24%	73.73%	76.71%	92.03%	105.68%

(1) Annualized calculations shown for quarterly periods presented.
(2) A reconciliation of the non-GAAP measures are set forth at the end of this report.

CCBX – BaaS Reporting Information

During the quarter ended March 31, 2022, $13.1 million was recorded in BaaS fees - credit enhancements related to the provision for loan losses and reserve for unfunded commitments for CCBX partner loans.  Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by absorbing incurred losses.  In accordance with accounting guidance, we estimate and record a provision for probable losses for these CCBX loans.  When the provision for loan losses and provision for unfunded commitments is recorded, a recovery receivable is also recorded on the balance sheet through noninterest income (BaaS fees -credit enhancement) in recognition of the CCBX partner legal commitment to cover losses.  Incurred losses are recorded in the allowance for loan losses, and as the credit enhancement recoveries are received from the CCBX partner, the recovery receivable is relieved.  Agreements with our CCBX partners also provide protection to the Bank from fraud by absorbing incurred fraud losses.  Fraud losses are recorded when incurred as losses in noninterest expense, and the recovery received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement.  Many CCBX partners also pledge a cash reserve account at the Bank which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval.  Although many agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by absorbing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligations beyond their cash reserve account then the bank would be exposed to additional loan losses, as a result of this counterparty risk.

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

The following table illustrates how CCBX partner loan income and expenses are recorded in the financial statements:

Loan income and related loan expense	Three Months Ended
	March 31,	March 31,	Increase
(Dollars in thousands)	2021	2021	(Decrease)
BaaS loan interest income	$11,992	$412	$11,580
Less: BaaS loan expense	8,290	90	8,200
Net BaaS loan income	3,702	322	3,380
Net BaaS loan income divided by average BaaS loans	3.93%	1.95%	1.98%

The addition of new CCBX partners has resulted in increases in direct fees, expenses and interest for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021.  The following tables are a summary of the direct fees, expenses and interest components of BaaS for the periods indicated and are not inclusive of all income and expense related to BaaS.

Interest income	Three Months Ended
	March 31,	March 31,	Increase
(Dollars in thousands)	2022	2021	(Decrease)
Loan interest income	$11,992	$412	$11,580
Total BaaS interest income	$11,992	$412	$11,580

Interest expense	Three Months Ended
	March 31,	March 31,	Increase
(Dollars in thousands)	2022	2021	(Decrease)
BaaS interest expense	$118	$22	$96
Total BaaS interest expense	$118	$22	$96

	Three Months Ended
	March 31,	March 31,	Increase
(Dollars in thousands)	2022	2021	(Decrease)
Program income:
Servicing and other BaaS fees	$1,169	$584	$585
Transaction fees	493	146	347
Interchange fees	432	35	397
Total program income	2,094	765	1,329
Reimbursements and indemnifications:
Credit enhancement recovery	13,075	-	13,075
Fraud recovery	4,571	-	4,571
Reimbursement of expenses	372	183	189
Total reimbursements and indemnifications	18,018	183	17,835
Total BaaS fees	$20,112	$948	$19,164

	Three Months Ended
	March 31,	March 31,	Increase
(Dollars in thousands)	2022	2021	(Decrease)
BaaS loan expense	$8,290	$90	$8,200
BaaS fraud expense	4,571	-	4,571
Total BaaS expense	$12,861	$90	$12,771

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

The following non-GAAP measure is presented to illustrate the impact of BaaS loan expense on net loan income and yield on CCBX loans.

Net BaaS loan income divided by average CCBX loans is a non-GAAP measure that includes the impact BaaS loan expense on net BaaS loan income and the gross yield on CCBX loans. The most directly comparable GAAP measure is (gross) yield on CCBX loans.

Reconciliations of the GAAP and non-GAAP measures are presented below.

	As of and for the Three Months Ended
(Dollars in thousands, unaudited)	March 31, 2022	March 31, 2021
Net BaaS loan income divided by average CCBX loans:
Total average CCBX loans receivable	$382,153	$66,850
Interest and earned fee income on CCBX loans	11,992	412
Less: loan expense on CCBX loans	(8,290)	(90)
Net BaaS loan income	$3,702	$322
Net BaaS loan income divided by average CCBX loans	3.93%	1.95%
CCBX gross loan yield	12.73%	2.50%

The following non-GAAP measure is presented to illustrate the impact of loan fees on yield on loans receivable.

Yield on loans receivable, excluding earned fees is a non-GAAP measure that excludes the impact of earned loan fees on the interest rate yield. The most directly comparable GAAP measure is yield on loans.

Reconciliations of the GAAP and non-GAAP measures are presented below.

	As of and for the Three Months Ended
(Dollars in thousands, unaudited)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Yield on loans receivable, excluding earned fees :
Total average loans receivable	$1,768,283	$1,683,310	$1,681,069	$1,750,825	$1,640,108
Interest and earned fee income on loans	29,632	25,134	19,383	19,365	18,230
Less: earned fee income on all loans	(2,729)	(6,572)	(3,533)	(4,274)	(3,974)
Adjusted interest income on loans	$26,903	$18,562	$15,850	$15,091	$14,256
Yield on loans receivable	6.80%	5.92%	4.57%	4.44%	4.51%
Yield on loans receivable, excluding earned fees:	6.17%	4.37%	3.74%	3.46%	3.53%
Yield on loans receivable, excluding earned fees on all loans and interest on PPP loans (1):	6.41%	4.78%	4.36%	4.42%	4.52%

The following non-GAAP financial measures are presented to illustrate and identify the impact of PPP loans on loans receivable related measures.  By removing these significant items and showing what the results would have been without them, we are providing investors with the information to better compare results with periods that did not have these significant items.  We believe that these non-GAAP financial measures provide information that is important to investors and that is useful in understanding our results of operation. These measures include the following:

Adjusted allowance for loan losses to loans receivable, excluding PPP loans is a non-GAAP measure that excludes the impact of PPP loans on balance sheet. The most directly comparable GAAP measure is allowance for loan losses to loans receivable.

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

Reconciliations of the GAAP and non-GAAP measures are presented in the following table:

(Dollars in thousands, unaudited)	March 31, 2022	December 31, 2021	March 31, 2021
Adjusted allowance for loan losses to loans receivable, excluding PPP loans:
Total loans, net of deferred fees	$1,964,209	$1,742,735	$1,766,723
Less: PPP loans	(47,467)	(111,813)	(543,827)
Less: net deferred fees on PPP loans	1,365	3,633	14,279
Adjusted loans, net of deferred fees	$1,918,107	$1,634,555	$1,237,175
Allowance for loan losses	$(38,770)	$(28,632)	$(19,610)
Allowance for loan losses to loans receivable	1.97%	1.64%	1.11%
Adjusted allowance for loan losses to loans receivable, excluding PPP loans	2.02%	1.75%	1.59%
Yield on loans receivable, excluding PPP loans:
Total average loans receivable	$1,768,283	$1,683,310	$1,640,108
Less: average PPP loans	(79,828)	(186,267)	(475,941)
Plus: average deferred fees on PPP loans	2,453	6,370	10,788
Adjusted total average loans receivable	$1,690,908	$1,503,413	$1,174,955
Interest income on loans	$29,632	$25,134	$18,230
Less: interest and deferred fee income recognized on PPP loans	(2,460)	(6,245)	(4,378)
Adjusted interest income on loans	$27,172	$18,889	$13,852
Yield on loans receivable	6.80%	5.92%	4.51%
Yield on loans receivable, excluding PPP loans:	6.52%	4.98%	4.78%
Yield on loans receivable, excluding earned fees on all loans and interest on PPP loans:
Total average loans receivable	$1,768,283	$1,683,310	$1,640,108
Less: average PPP loans	(79,828)	(186,267)	(475,941)
Plus: average deferred fees on PPP loans	2,453	6,370	10,788
Adjusted total average loans receivable	$1,690,908	$1,503,413	$1,174,955
Interest and earned fee income on loans	$29,632	$25,134	$18,230
Less: earned fee income on all loans	(2,729)	(6,572)	(3,974)
Less: interest income on PPP loans	(192)	(461)	(1,169)
Adjusted interest income on loans	$26,711	$18,102	$13,086
Yield on loans receivable	6.80%	5.92%	4.51%
Yield on loans receivable, excluding earned fees on all loans (1):	6.17%	4.37%	3.53%
Yield on loans receivable, excluding earned fees on all loans and interest on PPP loans:	6.41%	4.78%	4.52%
(1) Non-GAAP measure - see previous table of "Non-GAAP Financial Measures" for more information.

(Dollars in thousands, unaudited)	March 31, 2022	December 31, 2021
Adjusted Tier 1 leverage capital ratio, excluding PPP loans:
Company:
Tier 1 capital	$211,580	$204,585
Average assets for the leverage capital ratio	$2,728,833	$2,536,512
Less: Average PPP loans	(79,828)	(186,267)
Plus: Average PPPLF borrowings	-	-
Adjusted average assets for the leverage capital ratio	$2,649,005	$2,350,245
Tier 1 leverage capital ratio	7.75%	8.07%
Adjusted Tier 1 leverage capital ratio, excluding PPP loans	7.99%	8.70%
Bank:
Tier 1 capital	$220,829	$201,783
Average assets for the leverage capital ratio	$2,725,606	$2,533,749
Less: Average PPP loans	(79,828)	(186,267)
Plus: Average PPPLF borrowings	-	-
Adjusted average assets for the leverage capital ratio	$2,645,778	$2,347,482
Tier 1 leverage capital ratio	8.10%	7.96%
Adjusted Tier 1 leverage capital ratio, excluding PPP loans	8.35%	8.60%

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

Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decrease in current fair market values. Our objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. The Federal Open Market Committee raised interest rates 0.25% in mid-March 2022, with additional increases expected in the future.  The impact of this and any future increases will impact financial results.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

Change in Market Interest Rates	Twelve Month Projection March 31, 2022	Twelve Month Projection December 31, 2021
Static Balance Sheet and Rate Shifts
+400 basis points	31.3%	36.7%
+300 basis points	23.4%	27.2%
+200 basis points	15.6%	17.9%
+100 basis points	7.7%	8.5%
-100 basis points	(13.6)%	(9.7)%
-200 basis points	(21.0)%	(15.4)%
-300 basis points	(28.0)%	(19.9)%

Dynamic Balance Sheet and Rate Shifts
+400 basis points	30.8%	38.5%
+300 basis points	23.1%	28.7%
+200 basis points	15.4%	18.8%
+100 basis points	7.6%	9.1%
-100 basis points	(12.8)%	(11.8)%
-200 basis points	(20.8)%	(19.4)%
-300 basis points	(28.3)%	(23.0)%

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

The -100, -200, and -300 basis point change in market interest rates no longer reflects viable interest rate changes as interest rates would have to go negative since the Fed Funds rate target range is set at 0.25% to 0.50%.  Until rates increase, these rate shock scenarios may not reflect what may happen to net interest income if interest rates were to go negative.

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

Change in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which are incorporated by reference herein.  As of March 31, 2022, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2022.

The Company did not repurchase any of its equity securities during the three months ended March 31, 2022 and does not have any authorized share repurchase programs.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter months ended March 31, 2022, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	May 5, 2022	By:	/s/ Eric M. Sprink
Eric M. Sprink
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 5, 2022	By:	/s/ Joel G. Edwards
Joel G. Edwards
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)