Form 10-Q
period 2022-06-30
COASTAL FINANCIAL CORP
filed 2022-08-05
CIK 1437958

level452.9  No

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 2, 2022, there were 12,950,853 shares of the issuer’s common stock outstanding.

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

Factors that may affect our results are disclosed in “Item 1A. Risk Factors” in Part II of this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”).  Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the difficult market conditions and unfavorable economic conditions and uncertainties associated with the coronavirus, and variants thereof (“COVID-19”) pandemic, including the emergence of variant strains of the virus, particularly in the markets in which we operate and in which our loans are concentrated, including declines in housing markets, an increase in unemployment levels and slowdowns in economic growth; our expected future financial results; the overall health of the local and national real estate market; the credit risk associated with our loan portfolio, such as possible additional loan losses and impairment of collectability of loans as a result of the COVID-19 pandemic and policies and programs implemented by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), including its automatic loan forbearance provisions and the effects on our loan portfolio from our Paycheck Protection Program (“PPP”) lending activities, specifically with our commercial real estate loans; our level of nonperforming assets and the costs associated with resolving problem loans; business and economic conditions generally and in the financial services industry, nationally and within our market area, including as a result of the COVID-19 pandemic, particularly in the markets in which we operate and in which our loans are concentrated; our ability to maintain an adequate level of allowance for loan losses; our ability to successfully manage liquidity risk; our ability to implement our growth strategy and manage costs effectively; the composition of our senior leadership team and our ability to attract and retain key personnel; our ability to raise additional capital to implement our business plan; changes in market interest rates and impacts of such changes on our profits and business; the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; interruptions involving our information technology and telecommunications systems or third-party servicers; our ability to maintain our reputation; increased competition in the financial services industry; regulatory guidance on commercial lending concentrations; our relationship with broker-dealers and digital financial service providers; the effectiveness of our risk management framework; the costs and obligations associated with being a publicly traded company; the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject; the extensive regulatory framework that applies to us; the impact of recent and future legislative and regulatory changes and economic stimulus programs; and other changes in banking, securities and tax laws and regulations, and their application by our regulators; the impact on our operations due to epidemic illnesses, natural or man-made disasters, such as wildfires, the effects of regional or national civil unrest, and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions; the impact of benchmark interest rate reform in the U.S. and implementation of alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”), to the London Interbank Offered Rate (“LIBOR”); fluctuations in the value of the securities held in our securities portfolio; governmental monetary and fiscal policies; material weaknesses in our internal control over financial reporting; and our success at managing the risks involved in the foregoing items.

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

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)

ASSETS
	June 30,	December 31,
	2022	2021
Cash and due from banks	$40,750	$14,496
Interest earning deposits with other banks (restricted cash of $0 at June 30, 2022 and December 31, 2021)	364,939	798,665
Investment securities, available for sale, at fair value	108,560	35,327
Investment securities, held to maturity, at amortized cost	1,261	1,296
Other investments	10,379	8,478
Loans held for sale, at par	60,000	-
Loans receivable	2,334,354	1,742,735
Allowance for loan losses	(49,358)	(28,632)
Total loans receivable, net	2,284,996	1,714,103
Premises and equipment, net	18,670	17,219
Operating lease right-of-use assets	5,565	6,105
Accrued interest receivable	12,430	8,105
Bank-owned life insurance, net	12,485	12,254
Deferred tax asset, net	11,709	6,818
Other assets	37,978	12,651
Total assets	$2,969,722	$2,635,517

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$2,697,305	$2,363,787
Federal Home Loan Bank ("FHLB") advances	-	24,999
Subordinated debt
Principal amount $25,000 (less unamortized debt issuance costs of $676 and $712 ) at June 30, 2022 and December 31, 2021, respectively	24,324	24,288
Junior subordinated debentures
Principal amount $3,609 (less unamortized debt issuance costs of $22 and $23 at June 30, 2022 and December 31, 2021, respectively)	3,587	3,586
Deferred compensation	680	744
Accrued interest payable	330	357
Operating lease liabilities	5,786	6,320
Other liabilities	20,049	10,214
Total liabilities	2,752,061	2,434,295
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at June 30, 2022 and December 31, 2021; issued and outstanding: zero shares at June 30, 2022 and December 31, 2021	-	-
Common stock, no par value:
Authorized: 300,000,000 shares at June 30, 2022 and December 31, 2021; 12,948,623 shares at June 30, 2022 issued and outstanding and 12,875,315 shares at December 31, 2021 issued and outstanding	123,226	121,845
Retained earnings	95,779	79,373
Accumulated other comprehensive (loss) income, net of tax	(1,344)	4
Total shareholders’ equity	217,661	201,222
Total liabilities and shareholders’ equity	$2,969,722	$2,635,517

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$40,166	$19,365	$69,798	$37,595
Interest on interest earning deposits with other banks	956	74	1,358	144
Interest on investment securities	563	24	634	52
Dividends on other investments	134	108	171	138
Total interest income	41,819	19,571	71,961	37,929
INTEREST EXPENSE
Interest on deposits	1,673	628	2,226	1,288
Interest on borrowed funds	260	331	581	714
Total interest expense	1,933	959	2,807	2,002
Net interest income	39,886	18,612	69,154	35,927
PROVISION FOR LOAN LOSSES	14,094	361	27,036	718
Net interest income after provision for loan losses	25,792	18,251	42,118	35,209
NONINTEREST INCOME
Deposit service charges and fees	988	949	1,872	1,812
Loan referral fees	208	806	810	1,403
Gain on sales of loans, net	-	31	-	161
Mortgage broker fees	85	253	208	515
Gain on sale of bank branch including deposits and loans, net	-	1,263	-	1,263
Other income	311	56	576	240
Noninterest income, excluding BaaS program income and BaaS indemnification income	1,592	3,358	3,466	5,394
Servicing and other BaaS fees	1,159	1,029	2,328	1,613
Transaction fees	814	93	1,307	239
Interchange fees	628	110	1,060	145
Reimbursement of expenses	618	192	990	375
BaaS program income	3,219	1,424	5,685	2,372
BaaS credit enhancements	14,207	-	27,282	-
BaaS fraud enhancements	6,474	-	11,045	-
BaaS indemnification income	20,681	-	38,327	-
Total noninterest income	25,492	4,782	47,478	7,766
NONINTEREST EXPENSE
Salaries and employee benefits	12,238	8,913	23,323	16,599
Occupancy	1,083	990	2,219	2,048
Software licenses, maintenance and subscriptions	1,108	543	2,160	1,027
Legal and professional fees	1,002	626	1,710	1,386
Data processing	1,010	734	1,819	1,431
Excise taxes	564	388	913	747
Federal Deposit Insurance Corporation ("FDIC") assessments	855	225	1,459	420
Director and staff expenses	377	318	721	538
Marketing	74	132	173	214
Other expense	1,155	763	2,523	1,484
Noninterest expense, excluding BaaS loan and BaaS fraud expense	19,466	13,632	37,020	25,894
BaaS loan expense	12,229	99	20,519	189
BaaS fraud expense	6,474	-	11,045	-
BaaS loan and fraud expense	18,703	99	31,564	189
Total noninterest expense	38,169	13,731	68,584	26,083
Income before provision for income taxes	13,115	9,302	21,012	16,892
PROVISION FOR INCOME TAXES	2,939	2,289	4,606	3,861
NET INCOME	$10,176	$7,013	$16,406	$13,031
Basic earnings per common share	$0.79	$0.59	$1.27	$1.09
Diluted earnings per common share	$0.76	$0.56	$1.22	$1.05
Weighted average number of common shares outstanding:
Basic	12,928,061	11,984,927	12,913,485	11,972,916
Diluted	13,442,013	12,459,467	13,458,706	12,423,659

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET INCOME	$10,176	$7,013	$16,406	$13,031
OTHER COMPREHENSIVE LOSS, before tax
Securities available-for-sale
Unrealized holding loss during the period	(1,351)	(28)	(1,701)	(41)
Income tax benefit related to unrealized holding loss	282	6	353	9
OTHER COMPREHENSIVE LOSS, net of tax	(1,069)	(22)	(1,348)	(32)
COMPREHENSIVE INCOME	$9,107	$6,991	$15,058	$12,999

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)

	Shares of Common Stock	Amount of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, March 31, 2021	11,988,636	$88,329	$58,386	$24	$146,739
Net income	-	-	7,013	-	7,013
Issuance of restricted stock awards	4,736	-	-	-	-
Vesting of restricted stock units	425	-	-	-	-
Forfeiture of restricted stock awards	-	-	-	-	-
Exercise of stock options	13,872	99	-	-	99
Stock-based compensation	-	271	-	-	271
Other comprehensive loss, net of tax	-	-	-	(22)	(22)
BALANCE, June 30, 2021	12,007,669	$88,699	$65,399	$2	$154,100

BALANCE, December 31, 2020	11,954,327	$87,815	$52,368	$34	$140,217
Net income	-	-	13,031	-	13,031
Issuance of restricted stock awards	10,714	-	-	-	-
Vesting of restricted stock units	7,851	-	-	-	-
Exercise of stock options	34,777	250	-	-	250
Stock-based compensation	-	634	-	-	634
Other comprehensive loss, net of tax	-	-	-	(32)	(32)
BALANCE, June 30, 2021	12,007,669	$88,699	$65,399	$2	$154,100

BALANCE, March 31, 2022	12,928,548	$122,592	$85,603	$(275)	$207,920
Net income	-	-	10,176	-	10,176
Issuance of restricted stock awards	10,396	-	-	-	-
Vesting of restricted stock units	349	-	-	-	-
Exercise of stock options	9,330	69	-	-	69
Stock-based compensation	-	565	-	-	565
Other comprehensive loss	-	-	-	(1,069)	(1,069)
BALANCE, June 30, 2022	12,948,623	$123,226	$95,779	$(1,344)	$217,661

BALANCE, December 31, 2021	12,875,315	$121,845	$79,373	$4	$201,222
Net income	-	-	16,406	-	16,406
Issuance of restricted stock awards	10,396	-	-	-	-
Vesting of restricted stock units	26,637	-	-	-	-
Exercise of stock options	36,275	277	-	-	277
Stock-based compensation	-	1,104	-	-	1,104
Other comprehensive loss	-	-	-	(1,348)	(1,348)
BALANCE, June 30, 2022	12,948,623	$123,226	$95,779	$(1,344)	$217,661

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,406	$13,031
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	27,036	718
Depreciation and amortization	845	802
Loss on disposition of fixed assets	35	-
Decrease in operating lease right-of-use assets	540	524
Decrease in operating lease liabilities	(534)	(519)
Gain on sales of loans	-	(161)
Proceeds from sale of loans related to sale of bank branch	-	2,415
Net (discount accretion) premium amortization on investment securities	(37)	19
Stock-based compensation	1,104	634
Gain on sale of bank branch, including deposits and loans	-	(1,263)
Increase in bank-owned life insurance value	(178)	(4,974)
Deferred tax benefit	(4,533)	-
Net change in CCBX receivable	(24,851)	-
Net change in other assets and liabilities	4,979	(407)
Total adjustments	4,406	(2,212)
Net cash provided by operating activities	20,812	10,819
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest earning deposits with other banks	433,726	(107,264)
Purchase of investment securities available for sale	(134,912)	(19,998)
Change in other investments, net	(1,901)	(780)
Principal paydowns of investment securities available-for-sale	12	18
Principal paydowns of investment securities held-to-maturity	34	725
Maturities and calls of investment securities available-for-sale	60,000	15,000
Purchase of bank owned life insurance	(53)	-
Proceeds from sales of loans held for sale	20,059	-
Purchase of loans	(165,456)	-
Increase in loans receivable, net	(512,532)	(115,204)
Net cash transfer for branch sale	-	(19,980)
Purchases of premises and equipment, net	(2,331)	(1,796)
Net cash used by investing activities	(303,354)	(249,279)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and money market, and savings	340,502	411,958
Net decrease in time deposits	(6,984)	(7,524)
Net repayment from long term FHLB borrowing	(24,999)	-
Net advances from Paycheck Protection Program Liquidity Facility	-	(153,716)
Proceeds from exercise of stock options	277	250
Net cash provided by financing activities	308,796	250,968
NET CHANGE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	26,254	12,508
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	14,496	18,965
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of quarter	$40,750	$31,473
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$2,834	$2,354
Income taxes paid	5,247	4,269
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$(1,705)	$(41)
In conjunction with ASU 2016-02 as detailed in Note 6 to the Unaudited Consolidated Financial Statements, the following assets and liabilities were recognized:
Operating lease right-of-use assets	$-	$41
Operating lease liabilities	$-	$(41)
Non-cash investing and financing activities:
Transfer from loans to loans held for sale	$80,058	$-

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

Financial statement presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting requirements and with instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2022. Operating results for the three months and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for future periods.

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

Accounting policy update– During the quarter ended June 30, 2022, the Company transferred $80.1 million in CCBX loans receivable to loans held for sale.  These CCBX loans held for sale consist of the portion of CCBX partner loans that the Company intends to sell back to the originating CCBX partner at par.  As of June 30, 2022 there were $60.0 million in CCBX partner loans held for sale recorded at par, compared to zero at December 31, 2021.

Community bank loans held-for-sale consist of the guaranteed portion of SBA loans and United States Department of Agriculture (“USDA”) loans the Company intends to sell after origination and are reflected at the lower of aggregate cost or fair value. Loans are generally sold with servicing of the sold portion retained by the Company when the sale of the loan occurs, the premium received is combined with the estimated present value of future cash flows on the related servicing asset and recorded as a gain on sale of loans in noninterest income. There were no community bank loans held for sale at June 30, 2022 or December 31, 2021.

Subsequent Events - The Company has evaluated events and transactions subsequent to June 30, 2022 for potential recognition or disclosure.

Reclassifications - Certain amounts reported in prior quarters' consolidated financial statements may have been reclassified to conform to the current presentation with no effect on stockholders’ equity or net income.

Note 2 - Recent accounting standards

Recent Accounting Guidance Not Yet Effective

In September 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendment is effective for annual periods beginning after December 15, 2019 and interim period within those annual periods. The Company’s implementation of ASU 2016-13 will be effective January 1, 2023.  The Company is actively assessing the data and the model needs and is evaluating the impact of adopting the amendment. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period, January 2023,  in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. The actual magnitude of the change will be impacted by the growth, composition and performance of the loan portfolio and economic conditions at January 1, 2023.

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

Note 3 - Investment Securities

The amortized cost and fair values of investments in debt securities at the date indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands; unaudited)
June 30, 2022
Available-for-sale
U.S. Treasury securities	$109,950	$-	$(1,699)	$108,251
U.S. Agency collateralized mortgage obligations	59	-	(2)	57
U.S. Agency residential mortgage-backed securities	1	-	-	1
Municipal bonds	251	-	-	251
Total available-for-sale securities	110,261	-	(1,701)	108,560
Held-to-maturity
U.S. Agency residential mortgage-backed securities	1,261	-	(97)	1,164
Total investment securities	$111,522	$-	$(1,798)	$109,724

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands; unaudited)
December 31, 2021
Available-for-sale
U.S. Treasury securities	$34,999	$-	$(1)	$34,998
U.S. Agency collateralized mortgage obligations	68	2	-	70
U.S. Agency residential mortgage-backed securities	3	-	-	3
Municipal bonds	252	4	-	256
Total available-for-sale securities	35,322	6	(1)	35,327
Held-to-maturity
U.S. Agency residential mortgage-backed securities	1,296	52	-	1,348
Total investment securities	$36,618	$58	$(1)	$36,675

The amortized cost and fair value of debt securities at June 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers or the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are shown separately, since they are not due at a single maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands; unaudited)
June 30, 2022
Amounts maturing in
One year or less	$9,997	$9,993	$-	$-
After one year through five years	100,204	98,509	-	-
	110,201	108,502	-	-
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	60	58	1,261	1,164
	$110,261	$108,560	$1,261	$1,164

Investments in debt securities with an amortized cost of $38.0 million and $36.0 million at June 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.  During the quarter ended June 30, 2022, $25.0 million in U.S. Treasury securities matured.  During the six months ended June 30, 2022, five U.S. Treasury securities were purchased for $135.0 million for their higher yielding return compared to cash on deposit with other banks, and $60.0 million in U.S. Treasury securities matured during the six months ended June 30, 2022.

There were no sales of securities during the three months ended June 30, 2022 or 2021.

There were eight securities with a $1.8 million unrealized loss as of June 30, 2022.  There were four securities in an unrealized loss position as of December 31, 2021.  The following table shows the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands; unaudited)
June 30, 2022
Available-for-sale
U.S. Treasury securities	$108,251	$1,699	$-	$-	$108,251	$1,699
U.S. Agency collateralized mortgage obligations	57	2	-	-	57	2
Total available-for-sale securities	108,308	1,701	-	-	108,308	1,701
Held-to-maturity
U.S. Agency residential mortgage-backed securities	1,164	97	-	-	1,164	97
Total investment securities	$109,472	$1,798	$-	$-	$109,472	$1,798

Management has evaluated the above securities and does not believe that any individual unrealized loss as of June 30, 2022, represents an other-than-temporary impairment (“OTTI”).  Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve.  Management believes there is a high probability of collecting all contractual amounts due, because the majority of the securities in the portfolio are backed by government agencies or government sponsored enterprises.  However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one year time horizon or perhaps even until maturity.

Note 4 - Loans and Allowance for Loan Losses

During the quarter ended June 30, 2022 $80.1 million in CCBX loans were transferred to loans held for sale, with $20.1 million in loans sold, at par, during the quarter ended June 30, 2022; $60.0 million remains in loans held for sale as of June 30, 2022.  Previously there were no loans held for sale.  The loans held for sale are residential real estate secured lines of credit.

The composition of the loan portfolio is as follows as of the periods indicated:

	June 30,	December 31,
	2022	2021
	(dollars in thousands; unaudited)
Commercial and industrial loans	$401,964	$419,060
Real estate loans:
Construction, land, and land development	225,512	183,594
Residential real estate	326,661	204,389
Commercial real estate	956,320	835,587
Consumer and other loans	430,083	108,871
Gross loans receivable	2,340,540	1,751,501
Net deferred origination fees and premiums	(6,186)	(8,766)
Loans receivable	$2,334,354	$1,742,735

Included in commercial and industrial loans are PPP loans of $16.4 million at June 30, 2022 and $111.8 million at December 31, 2021.  PPP loans are 100% guaranteed by the Small Business Administration (“SBA”).  PPP loans had net deferred origination fees of $396,000 as of June 30, 2022, and $3.6 million as of December 31, 2021.   Also included in commercial and industrial loans as of June 30, 2022 and December 31, 2021, is $224.9 million and $202.9 million, respectively in capital call lines, provided to venture capital firms through one of our BaaS clients.  These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our BaaS client and the underwriting is reviewed and approved by the Bank on every line.

Included in consumer and other loans are overdrafts of $2.7 million and $1.3 million at June 30, 2022 and December 31, 2021, respectively.

The Company has pledged loans totaling $195.6 million and $183.5 million at June 30, 2022 and December 31, 2021, respectively, for borrowing lines at the FHLB and FRB.

The balance of SBA and USDA loans and participations sold and serviced for others totaled $16.6 million and $19.3 million at June 30, 2022 and December 31, 2021, respectively.

The balance of Main Street Lending Program (“MSLP”) loans participated and serviced totaled $58.0 million and $56.3 million at June 30, 2022 and December 31, 2021, respectively, with $3.1 million and $4.8 million in MSLP loans on the balance sheet and included in commercial and industrial loans at June 30, 2022, and December 31, 2021, respectively.

The Company, at times, purchases individual loans at fair value as of the acquisition date. Purchased loans with remaining balances totaled $10.5 million and $12.8 million as of June 30, 2022 and December 31, 2021, respectively. Unamortized premiums totaled $181,000 and $223,000 as of June 30, 2022 and December 31, 2021, respectively, and are amortized into interest income over the life of the loans.

The Company has purchased participation loans with remaining balances totaling $24.2 million and $27.9 million as of June 30, 2022 and December 31, 2021, respectively.

The  Company purchased loans from a CCBX partner, at par, through agreements with that CCBX partner, and those loans had a remaining balance of $204.8 million as of June 30, 2022 and $59.7 million as of December 31, 2021.  The Company recorded the small dollar consumer and business loans.  As of June 30, 2022, $186.7 million is included in consumer and other loans and $18.1 million is included in commercial and industrial loans, compared to $59.4 million in consumer and other loans and $281,000 in commercial and industrial loans as of December 31, 2021.

The following is a summary of the Company’s loan portfolio segments:

Commercial and industrial loans – Commercial and industrial loans are secured by business assets including inventory, receivables and machinery and equipment of businesses located generally in the Company’s primary market area and capital calls on venture and investment funds. Also included in commercial and industrial loans are $18.1 million in unsecured CCBX partner loans.  Loan types include PPP loans, revolving lines of credit, term loans, and loans secured by liquid collateral such as cash deposits or marketable securities. Also included in commercial and industrial loans are loans to other financial institutions.  Additionally, the Company issues letters of credit on behalf of its customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.

For the three months ended June 30, 2022, $224.9 million in CCBX capital call lines are included in commercial and industrial loans compared to $202.9 million at December 31, 2021.  Capital call lines are provided to venture capital firms. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every line/loan.

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

Residential real estate loans – Residential real estate includes various types of loans for which the Company holds real property as collateral. Included in this segment are first and second lien single family loans, which the Company occasionally purchases to diversify its loan portfolio, and rental portfolios secured by one-to-four family homes. The primary risks of residential real estate loans include the borrower’s inability to pay, material decreases in the value of the collateral, and significant increases in interest rates which may make the loan unprofitable.

For the three months ended June 30, 2022, $133.1 million in CCBX loans are included in residential real estate loans, compared to $36.9 million at December 31, 2021.

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

Consumer and other loans – The community bank originates a limited number of consumer loans, generally for banking customers only, which consist primarily of home equity lines of credit, saving account secured loans, and auto loans. CCBX originates consumer loans including credit cards, consumer term loans and secured and unsecured lines of credit. This loan category also includes overdrafts. Repayment of these loans is dependent on the borrower’s ability to pay and the fair value of the underlying collateral

For the three months ended June 30, 2022, $428.2 million in CCBX loans are included in consumer and other loans compared to $106.8 million at December 31, 2021.

The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
June 30, 2022
Commercial and industrial loans	$1,196	$108	$1,304	$400,660	$401,964	$10
Real estate loans:
Construction, land and land development	-	67	67	225,445	225,512	-
Residential real estate	431	176	607	326,054	326,661	123
Commercial real estate	-	-	-	956,320	956,320	-
Consumer and other loans	18,863	5,447	24,310	405,773	430,083	5,447
	$20,490	$5,798	$26,288	$2,314,252	$2,340,540	$5,580
Less net deferred origination fees and premiums					(6,186)
Loans receivable					$2,334,354

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
December 31, 2021
Commercial and industrial loans	$259	$38	$297	$418,763	$419,060	$-
Real estate loans:
Construction, land and land development	-	-	-	183,594	183,594	-
Residential real estate	809	94	903	203,486	204,389	39
Commercial real estate	-	-	-	835,587	835,587	-
Consumer and other loans	3,901	1,467	5,368	103,503	108,871	1,467
	$4,969	$1,599	$6,568	$1,744,933	1,751,501	$1,506
Less net deferred origination fees and premiums					(8,766)
Loans receivable					$1,742,735

There were $5.8 million in loans past due 90 days or more and still accruing interest as of June 30, 2022, and $1.5 million as of December 31, 2021.   The increase is attributed to installment/closed-end, and revolving/open-end consumer loans originated by CCBX lending partners which continue to accrue interest until 120 and 180 days past due, respectively.

The following table is a summary of information pertaining to impaired loans as of the period indicated.  Loans originated by CCBX partners are reported using pool accounting and are not subject to impairment analysis, therefore CCBX loans are not included in this table.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	(dollars in thousands; unaudited)
June 30, 2022
Commercial and industrial loans	$121	$-	$111	$111	$84
Real estate loans:
Construction, land and land development	68	67	-	67	-
Residential real estate	68	53	-	53	-
Total	$257	$120	$111	$231	$84

December 31, 2021
Commercial and industrial loans	$173	$-	$166	$166	$132
Real estate loans:
Residential real estate	69	55	-	55	-
Total	$242	$55	$166	$221	$132

The following tables summarize the Company’s average recorded investment and interest income recognized on impaired loans by loan class for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30, 2022		June 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands; unaudited)
Commercial and industrial loans	$120	$-	$485	$-
Real estate loans:
Construction, land and land development	13	-	-	-
Residential real estate	54	-	170	-
Total	$187	$-	$655	$-

	Six Months Ended
	June 30, 2022		June 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands; unaudited)
Commercial and industrial loans	$136	$-	$503	$-
Real estate loans:
Construction, land and land development	9	-	-	-
Residential real estate	54	-	171	-
Total	$199	$-	$674	$-

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

No loans were restructured in the three and six months ended June 30, 2022 and 2021 that qualified as TDRs. The Company has no commitments to loan additional funds to borrowers whose loans were classified as TDRs at June 30, 2022, as there were no outstanding TDRs at June 30, 2022.

Generally, the accrual of interest on community bank loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are 90 days past due as to either principal or interest, unless they are well secured and in the process of collection.  Installment/closed-end, and revolving/open-end consumer loans originated by CCBX lending partners will continue to accrue interest until 120 and 180 days past due, respectively and an allowance is recorded through provision expense for these probable incurred losses. Any principal and interest outstanding on revolving/open-end loans at greater than 180 days past due is charged off against the allowance.  Any accrued interest outstanding on installment/closed-end loans at 120 days past due is reversed against interest income.  These consumer loans are reported as substandard, 90 day or more days past due and still accruing.

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

An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	June 30,	December 31,
	2022	2021
	(dollars in thousands; unaudited)
Commercial and industrial loans	$111	$166
Real estate loans:
Construction, land and land development	67	-
Residential real estate	53	55
Total nonaccrual loans	$231	$221

Credit Quality and Credit Risk

Federal regulations require that the Company periodically evaluate the risks inherent in its loan portfolio. In addition, the Company’s regulatory agencies have authority to identify problem loans and, if appropriate, require them to be reclassified. The Company classifies some loans as Watch or Other Loans Especially Mentioned (“OLEM”). Loans classified as Watch are performing assets but have elements of risk that require more monitoring than other performing loans and are reported in the OLEM column in the following table. Loans classified as OLEM are assets that continue to perform but have shown deterioration in credit quality and require close monitoring.  There are three classifications for problem loans: Substandard, Doubtful, and Loss. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Revolving (open-ended loans, such as credit cards) and installment (closed end) consumer loans originated by CCBX partners continue to accrue interest until they are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards) and are classified as substandard.  Doubtful loans have the weaknesses of loans classified as Substandard, with additional characteristics that suggest the weaknesses make collection or recovery in full after liquidation of collateral questionable on the basis of currently existing facts, conditions, and values. There is a high possibility of loss in loans classified as Doubtful. A loan classified as Loss is considered uncollectible and of such little value that continued classification of the credit as a loan is not warranted. If a loan or a portion thereof is classified as Loss, it must be charged-off, meaning the amount of the loss is charged against the allowance for loan losses, thereby reducing that reserve.

Loans by credit quality risk rating are as follows as of the periods indicated:

	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands; unaudited)
June 30, 2022
Commercial and industrial loans	$391,345	$10,437	$182	$-	$401,964
Real estate loans:
Construction, land, and land development	225,445	-	67	-	225,512
Residential real estate	326,376	109	176	-	326,661
Commercial real estate	939,988	9,431	6,901	-	956,320
Consumer and other loans	424,636	-	5,447	-	430,083
	$2,307,790	$19,977	$12,773	$-	2,340,540
Less net deferred origination fees					(6,186)
Loans receivable					$2,334,354
December 31, 2021
Commercial and industrial loans	$416,642	$2,180	$238	$-	$419,060
Real estate loans:
Construction, land, and land development	183,594	-	-	-	183,594
Residential real estate	204,173	122	94	-	204,389
Commercial real estate	824,676	10,911	-	-	835,587
Consumer and other loans	107,404	-	1,467	-	108,871
	$1,736,489	$13,213	$1,799	$-	1,751,501
Less net deferred origination fees					(8,766)
Loans receivable					$1,742,735

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

CCBX loans have a higher level of expected losses than our community bank loans which is reflected in the factors for the allowance for loan losses. Estimated loss rates for CCBX loans vary by partner, and might be based on actual partner experience, realized losses or losses for comparable products or industry averages. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by absorbing incurred losses.  In accordance with accounting guidance, we estimate and record a provision for probable losses for these CCBX loans and deposit overdrafts.  When the provision for loan losses is recorded, a receivable is also recorded on the balance sheet through noninterest income (BaaS credit enhancements).  Incurred losses are recorded in the allowance for loan losses, and as the credit enhancement recoveries are received from the CCBX partner, the receivable is relieved. If a CCBX lending partner is unable to fulfill their contractual obligations under the credit enhancement, then the Bank would be exposed to additional loan losses as a result of this counterparty risk and would have to absorb any loan losses associated with the CCBX partner that cannot fulfill its contractual obligations.

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio, as of and for the three and six months ended June 30, 2022 and 2021:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands; unaudited)
Three Months Ended June 30, 2022
ALLL balance, March 31, 2022	$3,514	$7,592	$5,758	$5,317	$15,114	$1,475	$38,770
Provision for loan losses or (recapture)	550	407	1,413	(577)	12,204	97	14,094
	4,064	7,999	7,171	4,740	27,318	1,572	52,864
Loans charged-off	(33)	-	-	-	(3,509)	-	(3,542)
Recoveries of loans previously charged-off	35	-	-	-	1	-	36
Net (charge-offs) recoveries	2	-	-	-	(3,508)	-	(3,506)
ALLL balance, June 30, 2022	$4,066	$7,999	$7,171	$4,740	$23,810	$1,572	$49,358

Six Months Ended June 30, 2022
ALLL balance, December 31, 2021	$3,221	$6,984	$4,598	$6,590	$7,092	$147	$28,632
Provision for loan losses or (recapture)	846	1,015	2,573	(1,850)	23,027	1,425	27,036
	4,067	7,999	7,171	4,740	30,119	1,572	55,668
Loans charged-off	(38)	-	-	-	(6,312)	-	(6,350)
Recoveries of loans previously charged-off	37	-	-	-	3	-	40
Net (charge-offs) recoveries	(1)	-	-	-	(6,309)	-	(6,310)
ALLL balance, June 30, 2022	$4,066	$7,999	$7,171	$4,740	$23,810	$1,572	$49,358

As of June 30, 2022
ALLL amounts allocated to
Individually evaluated for impairment	$84	$-	$-	$-	$-	$-	$84
Collectively evaluated for impairment	3,982	7,999	7,171	4,740	23,810	1,572	49,274
ALLL balance, June 30, 2022	$4,066	$7,999	$7,171	$4,740	$23,810	$1,572	$49,358
Loans individually evaluated for impairment	$111	$67	$53	$-	$-		$231
Loans collectively evaluated for impairment	401,853	225,445	326,608	956,320	430,083		2,340,309
Loan balance, June 30, 2022	$401,964	$225,512	$326,661	$956,320	$430,083		$2,340,540

Three Months Ended June 30, 2021
Balance, March 31, 2021	$3,387	$3,982	$3,171	$7,953	$108	$1,009	$19,610
Provision for loan losses or (recapture)	(68)	538	131	104	(21)	(323)	361
	3,319	4,520	3,302	8,057	87	686	19,971
Loans charged-off	(2)	-	-	-	(10)	-	(12)
Recoveries of loans previously charged-off	-	-	-	-	7	-	7
Net (charge-offs) recoveries	(2)	-	-	-	(3)	-	(5)
Balance, June 30, 2021	$3,317	$4,520	$3,302	$8,057	$84	$686	$19,966

Six Months Ended June 30, 2021
Balance, December 31, 2020	$3,353	$3,545	$3,410	$7,810	$127	$1,017	$19,262
Provision for loan losses or (recapture)	(25)	975	(108)	247	(40)	(331)	718
	3,328	4,520	3,302	8,057	87	686	19,980
Loans charged-off	(16)	-	-	-	(14)	-	(30)
Recoveries of loans previously charged-off	5	-	-	-	11	-	16
Net (charge-offs) recoveries	(11)	-	-	-	(3)	-	(14)
Balance, June 30, 2021	$3,317	$4,520	$3,302	$8,057	$84	$686	$19,966

The following table summarizes the allocation of the ALLL attributed to various segments in the loan portfolio as of December 31, 2021.

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands; unaudited)
As of December 31, 2021
ALLL amounts allocated to
Individually evaluated for impairment	$132	$-	$-	$-	$-	$-	$132
Collectively evaluated for impairment	3,089	6,984	4,598	6,590	7,092	147	28,500
ALLL balance, December 31, 2021	$3,221	$6,984	$4,598	$6,590	$7,092	$147	$28,632
Loans individually evaluated for impairment	$166	$-	$55	$-	$-		$221
Loans collectively evaluated for impairment	418,894	183,594	204,334	835,587	108,871		1,751,280
Loan balance, December 31, 2021	$419,060	$183,594	$204,389	$835,587	$108,871		$1,751,501

Note 5 - Deposits

The composition of consolidated deposits consisted of the following at the periods indicated:

	June 30,	December 31,
	2022	2021
	(dollars in thousands; unaudited)
Demand, noninterest bearing	$818,052	$1,355,908
NOW and money market	1,660,315	789,709
Savings	106,464	103,956
Total core deposits	2,584,831	2,249,573
BaaS-brokered deposits	76,001	70,757
Time deposits less than $250,000	26,676	31,057
Time deposits $250,000 and over	9,797	12,400
Total deposits	$2,697,305	$2,363,787

The following table presents the maturity distribution of time deposits as of June 30, 2022:

(dollars in thousands; unaudited)
Twelve months	$27,857
One to two years	5,795
Two to three years	1,306
Three to four years	1,322
Four to five years	193
$36,473

Our CCBX partners originate deposits and these deposits were primarily noninterest bearing prior to the recent rate increases by the Federal Open Market Committee (“FOMC”). Many of these CCBX deposits became interest bearing during the quarter ended March 31, 2022, and were reclassified to interest bearing deposits from noninterest bearing deposits, when the FOMC raised rates 0.25% in mid-March 2022.   With the additional interest rate increases in the second quarter of 2022 the remaining CCBX deposits that were subject to reclassification were moved from noninterest bearing to interest bearing deposits. This reclassification is because the current rate exceeds the minimum interest rate set in their respective program agreements, as a result of the first and second quarter 2022 Fed Funds rate increases.    We do not currently expect to have any additional CCBX deposits that will be reclassified as a result of any future Fed Funds rate increases that may be implemented.

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

The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating lease liabilities. During the period the Company extended one lease for an additional five year term and added two additional five year options.

The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately.  The Company’s lease agreements do not contain any residual value guarantees.

Operating leases with terms of 12 months or less are not included in ROU assets and operating lease liabilities recorded in the Company’s consolidated balance sheets. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis.  As of June 30, 2022, the Company had one sublease commence during the period.  At June 30, 2022, lease expiration dates ranged from seven months to 22.7 years, with additional renewal options on certain leases typically ranging from 5 to 10 years. At June 30, 2022, the weighted average remaining lease term inclusive of renewal options that the Company is reasonably certain to renew for the Company’s operating leases was 8.3 years.

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $347,000 and $693,000, respectively, for the three and six months ended June 30, 2022, and $341,000 and $682,000 respectively, for the three and six months ended June 30, 2021. Variable lease components, such as inflation adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew, at June 30, 2022:

June 30,
(dollars in thousands; unaudited)	2022

July 1, 2022 to December 31, 2022	$645
2023	1,272
2024	864
2025	713
2026	719
2027 and thereafter	2,490
Total lease payments	6,703
Less: amounts representing interest	917
Present value of lease liabilities	$5,786

The following table presents the components of total lease expense and operating cash flows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
	(dollars in thousands; unaudited)
Lease expense:
Operating lease expense	$320	$321	$675	$642
Variable lease expense	45	36	87	70
Total lease expense (1)	$365	$357	$762	$712
Cash paid:
Cash paid reducing operating lease liabilities	$362	$353	$756	$706

(1) Included in net occupancy expense in the Condensed Consolidated Statements of Income (unaudited).

The Company entered into a five-year prepaid capital lease for ATM machines beginning October 1, 2021.  The equipment is recorded as fixed assets on the Company’s balance sheet and depreciation expense is recognized on a straight-line basis over the term of the lease.  Depreciation expense was $32,000 and $64,000, respectively, for the three and six months ended June 30, 2022 and $33,000 and $66,000, respectively, for the three and six months ended June 30, 2021, with $416,000 remaining as of June 30, 2022.

Note 7 - Stock-Based Compensation -

Stock Options and Restricted Stock

The 2018 Coastal Financial Corporation Omnibus Plan (2018 Plan) authorizes the Company to grant awards, including but not limited to, stock options, restricted stock units, and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. On May 24, 2021, the Company’s shareholders approved the First Amendment to the 2018 Plan, which increased the authorized plan shares by 600,000.  The 2018 Plan replaces both the 2006 Plan and the Directors’ Stock Bonus Plan (2006 Plan). Existing awards will vest under the terms granted and no further awards will be granted under these prior plans. Shares available to be granted under the 2018 plan were 537,328 at June 30, 2022.

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

There were no new stock options granted in the three and six months ended June 30, 2022 and 2021.

A summary of stock option activity under the 2018 Plan and 2006 Plan during the three months ended June 30, 2022:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts; unaudited)
Outstanding at December 31, 2021	694,519	$7.79	4.0	$29,744
Granted	-	-
Exercised	(36,275)	$7.63
Forfeited or expired	(2,400)	11.91
Outstanding at June 30, 2022	655,844	$7.79	3.5	$19,894
Vested or expected to vest at June 30, 2022	655,844	$7.79	3.5	$19,894
Exercisable at June 30, 2022	393,444	$6.77	2.5	$12,336

The total or aggregate intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the three and six months ended June 30, 2022 was $302,000 and $1.4 million, respectively. The total or aggregate intrinsic value of options exercised during the three and six months ended June 30, 2021 was $317,000 and $674,000, respectively.

As of June 30, 2022, there was $1.3 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan and 2006 Plan. Total unrecognized compensation costs are adjusted for unvested forfeitures. The Company expects to recognize that cost over a remaining weighted-average period of approximately 4.9 years.   Compensation expense recorded related to stock options was $68,000 and $188,000 for the three and six months ended June 30, 2022, respectively and $92,000 and $181,000 for the three and six months ended June 30, 2021, respectively.

Restricted Stock Units

In the first quarter of 2022, the Company granted 53,721 restricted stock units under the 2018 Plan to employees, which vest ratably over 4 years and 150 restricted stock units which vest ratably over 10 years.  In the second quarter of 2022, the Company granted 9,831 restricted stock units under the 2018 Plan to employees, which vest ratably over 5 years and 7,000 restricted stock units that vest ratably over 3 years.  Additionally, the Company granted 53,000 performance-based restricted stock units under the 2018 Plan to an employee, that vest on June 1, 2028, the quantity of which is dependent upon achievement of specified performance goals.

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

As of June 30, 2022, there was $9.3 million of total unrecognized compensation cost related to nonvested restricted stock units.  The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 4.0 years.  Compensation expense recorded related to restricted stock units was $453,000 and $827,000 for the three and six months ended June 30, 2022, respectively and $133,000 and $234,000 for the three and six months ended June 30, 2021, respectively.

A summary of the Company’s nonvested RSUs at June 30, 2022 and changes during the three month period is presented below:

Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2021	269,844	$21.70	$7,803
Granted	123,702	$39.66
Forfeited	(2,486)	$22.00
Vested	(26,137)	$19.93
Nonvested shares at June 30, 2022	364,923	$27.92	$3,723

Restricted Stock Awards

Employees

There were no new restricted stock awards granted in the three or six months ended June 30, 2022.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.

As of June 30, 2022, there was $50,000 of total unrecognized compensation cost related to nonvested restricted stock awards.  The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 5.6 years.  Compensation expense recorded related to restricted stock awards was $2,000 and $4,000 for the three and six months ended June 30, 2022, respectively and $2,000 and $129,000 for the three and six months ended June 30, 2021, respectively.

Director’s Stock Compensation

Under the 2018 Plan, eligible directors are granted stock with a total market value of $35,000, and the Board Chair is granted stock with a total market value of $55,000.  Committee chairs will receive additional stock with a market value of $2,500 for each committee chaired.  Stock is granted as of each annual meeting date and will cliff vest one day prior to the next annual meeting date.  During the vesting period, the grants are considered participating securities.

There were 10,396 new shares were granted during the three and six months ended June 30, 2022.   As of June 30, 2022, there was $347,000 of total unrecognized compensation expense related to director restricted stock awards which the Company expects to recognize over the remaining average vesting period of approximately 0.9 years.  Director compensation expense recorded related to the 2018 Plan totaled $60,000 and $98,000 for the three and six months ended June 30, 2022, respectively, and $44,000 and $90,000 for the three and six months ended June 30, 2021, respectively.

A summary of the Company’s nonvested shares at June 30, 2022 and changes during the three-month period is presented below:

Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2021	10,203	$23.78	$274
Granted	10,396	$37.30
Forfeited	-	$-
Vested	(7,203)	$26.27
Nonvested shares at June 30, 2022	13,396	$32.94	$69

Note 8 - Fair Value Measurements

The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	June 30, 2022		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$40,750	$40,750	$40,750	$-	$-
Interest earning deposits with other banks	364,939	364,939	364,939	-	-
Investment securities	109,821	109,724	108,251	1,473	-
Other investments	10,379	10,379	-	7,707	2,672
Loans held for sale	60,000	60,000	-	60,000
Loans receivable	2,334,354	2,287,734	-	-	2,287,734
Accrued interest receivable	12,430	12,430	-	12,430	-
Financial liabilities
Deposits	$2,697,305	2,696,607	$-	$2,696,607	$-
Subordinated debt	24,324	22,421	-	22,421	-
Junior subordinated debentures	3,587	3,332	-	3,332	-
Accrued interest payable	330	330	-	330	-

	December 31, 2021		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$14,496	$14,496	$14,496	$-	$-
Interest earning deposits with other banks	798,665	798,665	798,665	-	-
Investment securities	36,623	36,675	34,998	1,677	-
Other investments	8,478	8,478	-	6,156	2,322
Loans receivable, net	1,714,103	1,686,124	-	-	1,686,124
Accrued interest receivable	8,105	8,105	-	8,105	-
Financial liabilities
Deposits	$2,363,787	$2,363,624	$-	$2,363,624	$-
FHLB advances	24,999	24,447	-	24,447	-
Subordinated debt	24,288	21,891	-	21,891	-
Junior subordinated debentures	3,586	2,771	-	2,771	-
Accrued interest payable	357	357	-	357	-

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

Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
June 30, 2022
Available-for-sale
U.S. Treasury securities	$108,251	$-	$-	$108,251
U.S. Agency collateralized mortgage obligations	-	57	-	57
U.S. Agency residential mortgage-backed securities	-	1	-	1
Municipals	-	251	-	251
	$108,251	$309	$-	$108,560
December 31, 2021
Available-for-sale
U.S. Treasury securities	$34,998	$-	$-	$34,998
U.S. Agency collateralized mortgage obligations	-	70	-	70
U.S. Agency residential mortgage-backed securities	-	3	-	3
Municipals	-	256	-	256
	$34,998	$329	$-	$35,327

The following methods were used to estimate the fair value of the class of financial instruments above:

Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2022 and December 31, 2021. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
June 30, 2022
Impaired loans	$-	$-	$231	$231
Equity securities			2,672	2,672
Total	$-	$-	$2,903	$2,903

December 31, 2021
Impaired loans	$-	$-	$221	$221
Equity securities			2,322	2,322
Total	$-	$-	$2,543	$2,543

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

Assets measured at fair value using significant unobservable inputs (Level 3)

The following table presents the carrying value of equity securities without readily determinable fair values, as of June 30, 2022, with adjustments recorded during the periods presented for those securities with observable price changes, if applicable.   These equity securities are included in other investments on the balance sheet.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands; unaudited)	2022	2021	2022	2021
Carrying value, beginning of period	$2,672	$850	$2,322	$850
Addition of equity securities	-	-	350	-
Carrying value, end of period	$2,672	$850	$2,672	$850

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the dates indicated:

(unaudited)	Valuation Technique	Unobservable Inputs	June 30, 2022 Weighted Average Rate	December 31, 2021 Weighted Average Rate
Impaired loans	Collateral valuations	Discount to appraised value	8.5%	8.0%

Note 9 - Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(dollars in thousands, except share data; unaudited)
Net Income	$10,176	$7,013	$16,406	$13,031
Basic weighted average number common shares outstanding	12,928,061	11,984,927	12,913,485	11,972,916
Dilutive effect of equity-based awards	513,952	474,540	545,221	450,743
Diluted weighted average number common shares outstanding	13,442,013	12,459,467	13,458,706	12,423,659
Basic earnings per share	$0.79	$0.59	$1.27	$1.09
Diluted earnings per share	$0.76	$0.56	$1.22	$1.05
Antidilutive stock options and restricted stock outstanding	299,743	159,668	234,649	173,472

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables for the periods indicated:

	June 30, 2022			December 31, 2021
	Bank	CCBX	Total	Bank	CCBX	Total
	(dollars in thousands; unaudited)
Total assets	$2,079,317	$890,405	$2,969,722	$2,282,514	$353,003	$2,635,517
Loans held for sale	-	60,000	60,000	-	-	-
Total loans receivable	1,530,402	803,952	2,334,354	1,396,060	346,675	1,742,735
Allowance for loan losses	(20,785)	(28,573)	(49,358)	(20,299)	(8,333)	(28,632)
Total deposits	1,631,190	1,066,115	2,697,305	1,647,529	716,258	2,363,787

	Three months ended June 30, 2022			Three months ended June 30, 2021
	Bank	CCBX	Total	Bank	CCBX	Total
	(dollars in thousands; unaudited)
Net interest income	$19,960	$19,926	$39,886	$17,753	$859	$18,612
Provision for loan losses	108	13,986	14,094	364	(3)	361
Noninterest income (1)	1,510	23,982	25,492	3,356	1,426	4,782
Noninterest expense	15,143	23,026	38,169	12,208	1,523	13,731

(1) For the three months ended June 30, 2022, CCBX noninterest income includes credit enhancements of $14.2 million, fraud enhancements of $6.5 million, and BaaS program income of $3.2 million.  For the three months ended June 30, 2021, CCBX noninterest income includes BaaS program income of $1.4 million.

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Bank	CCBX	Total	Bank	CCBX	Total
	(dollars in thousands; unaudited)
Net interest income	$37,355	$31,799	$69,154	$34,679	$1,248	$35,927
Provision for loan losses	452	26,584	27,036	685	33	718
Noninterest income (1)	3,314	44,164	47,478	5,392	2,374	7,766
Noninterest expense	28,708	39,876	68,584	23,348	2,735	26,083

(1) For the six months ended June 30, 2022, CCBX noninterest income includes credit enhancements of $27.3 million, fraud enhancements of $11.0 million and BaaS program income of $5.7 million.  For the six months ended June 30, 2021, CCBX noninterest income includes BaaS program income of $2.4 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a bank holding company that operates through our wholly owned subsidiaries, Coastal Community Bank (“Bank”) and Arlington Olympic LLC.  We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. Our business is conducted through two reportable segments:  The community bank and CCBX.  The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County).  The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services.  The CCBX segment has 29 partners as of June 30, 2022, compared to 24 as of June 30, 2021. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.

As of June 30, 2022, we had total assets of $2.97 billion, total loans receivable of $2.33 billion, total deposits of $2.70 billion and total shareholders’ equity of $217.7 million.

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted by the Bank.

We generate most of our community bank revenue from interest on loans and investments and CCBX revenue from interest on loans and BaaS income. Our primary source of funding for our loans is commercial and retail deposits from our customer relationships and from our partner deposit relationships. We place secondary reliance on wholesale funding, primarily borrowings from the Federal Home Loan Bank (“FHLB”).  Less commonly used sources of funding include borrowings from the Federal Reserve System (Federal Reserve) discount window, draws on established federal funds lines from unaffiliated commercial banks, brokered funds, which allows us to obtain deposits from sources that do not have a relationship with the Bank and can be obtained through certificate of deposit listing services, via the internet or through other advertising methods, or a one-way buy through an insured cash sweep (“ICS”) account, which allows us to obtain funds from other institutions that have deposited funds through ICS. Our largest expenses are salaries and employee benefits, provision for loan losses, interest on deposits and borrowings, occupancy and data processing. Our principal lending products are commercial real estate loans, commercial and industrial loans, consumer loans, residential real estate loans, and construction, land and land development loans.

Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and PPP Overview

Our financial results for the three and six months ended June 30, 2022 and 2021 were impacted by the coronavirus, and variants thereof (“COVID-19”) pandemic. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted, providing wide ranging economic relief for individuals and businesses impacted by the COVID-19 pandemic. Among other things, the statute created the Paycheck Protection Program (“PPP”), which was a stimulus response to the potential economic impacts of the COVID-19 pandemic.  The purpose of the PPP was to provide forgivable loans to smaller businesses, sole proprietorships, independent contractors, and self-employed individuals that used the proceeds of the loans for payroll and certain other qualifying expenses.

In total, we funded $763.9 million in PPP loans, since the first round of PPP loans opened in March 2020 through the close of round three.  Total net deferred fees on these loans were $26.3 million.  As of June 30, 2022, there were $16.4 million in PPP loans outstanding, compared to $47.5 million as of March 31, 2022, and $398.0 million as of June 30, 2021.  In the three months ended June 30, 2022, a total of $31.1 million in PPP loans were forgiven or repaid.  Net deferred fees recognized on PPP loans contributed $969,000 for the three months ended June 30, 2022, compared to $2.3 million for the three months ended March 31, 2022, and $3.6 million for the three months ended June 30, 2021.  The impact of PPP loans on the Company’s financial statements has significantly lessened as 97.9% of PPP loans have been paid off and forgiven.  The future impact is expected to be minimal with just $16.4 million, or 2.1%, in PPP loans and $396,000 in net deferred fees remaining to be recognized as of June 30, 2022.  Throughout this discussion, we will address the impact of these loans, on the balance sheet and income statement.  Any estimated adjusted ratios that exclude the impact of this activity are non-U.S. generally accepted accounting principles (“GAAP”) measures.  For more information about non-

GAAP financial measures, see the non-GAAP disclosure “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures”.

We continue to accept applications from customers for loan forgiveness.  To obtain loan forgiveness, a PPP borrower must submit a forgiveness application.  With just $16.4 million in PPP loans remaining as of June 30, 2022, the majority of eligible customers have already submitted loan forgiveness requests, however we will continue to accept forgiveness applications for as long as loan forgiveness is an option for our customers.

PPP loans in rounds 1 and 2 were originated in 2020, and were predominately two year loans, and only $2.2 million, or 0.50%, of these loans remain at June 30, 2022.  PPP loans in round 3 were originated in 2021 and were all five-year loans, and $14.2 million, or 4.6%, of these loans remain at June 30, 2022.

	Total PPP Loan Origination
(dollars in thousands, unaudited)	Round 1 & 2 2020	Round 3 2021	Total
Loans Originated	$452,846	$311,012	$763,858
Deferred fees, net	$12,933	$13,334	$26,267
Outstanding loans and deferred fees as of June 30, 2022
Loans outstanding	$2,199	$14,199	$16,398
Deferred fees, net	$-	$396	$396

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

As of June 30, 2022, we had 55 loans totaling $215.7 million that are tied to LIBOR. Included in that total are 33 loans, totaling $182.1 million that are commercial loans, and 13 loans, totaling $9.8 million that are jumbo mortgages. We have $3.6 million in floating rate junior subordinated debentures to Coastal (WA) Statutory Trust I, which was formed for the issuance of trust preferred securities. These debentures are also tied to LIBOR.  The move to an alternate index may impact the rates we  receive on loans and rates we pay on our junior subordinated debentures.  We have identified the loans and debt instruments impacted, are reviewing LIBOR replacement options and are preparing for and evaluating the impact of the transition from LIBOR. We are no longer issuing any loans or debt tied to LIBOR.

Results of Operations

Net Income

Comparison of the quarter ended June 30, 2022 to the comparable quarter in the prior year

Net income for the three months ended June 30, 2022, was $10.2 million, or $0.76 per diluted share, compared to $7.0 million, or $0.56 per diluted share, for the three months ended June 30, 2021. The increase in net income over the comparable period in the prior year was primarily attributable to a $22.2 million increase in interest income and $20.7 million increase in noninterest income.  These were partially offset by an increase in the provision for loan losses of $13.7 million, related to CCBX loan growth, and $24.4 million more in noninterest expense, also largely related to loan growth.  The increase in noninterest income, provision expense and noninterest expense are all largely related to CCBX growth.  In accordance with GAAP, we recognize as revenue (1) the reimbursement of non-credit fraud losses on partner’s customer loans and deposits and (2) the indemnification obligation, also known as credit enhancements, that our partners provide for expected loan losses related to loans they originate and unfunded commitments from such loans.  Partner customer credit losses are recognized in the allowance for loan loss and non-credit fraud loss is recognized in BaaS noninterest expense.  For more information on the accounting for BaaS allowance for loan losses, reserve for unfunded commitments, credit enhancements and fraud enhancements see the section titled “CCBX – BaaS Reporting Information.”

Comparison of the six months ended June 30, 2022 to the comparable period in the prior year

Net income for the six months ended June 30, 2022, was $16.4 million, or $1.22 per diluted share, compared to $13.0 million, or $1.05 per diluted share, for the six months ended June 30, 2021. The increase in net income over the comparable period in the prior year was primarily attributable to a $34.0 million increase in interest income and $39.7 million increase in noninterest income.  These were partially offset by an increase in the provision for loan losses of $26.3 million, related primarily to CCBX loan growth, and $42.5 million more in noninterest expense.  The increase in noninterest income and noninterest expense are largely related to CCBX growth.

Net Interest Income

Comparison of the quarter ended June 30, 2022 to the comparable quarter in the prior year

Net interest income for the three months ended June 30, 2022, was $39.9 million, compared to $18.6 million for the three months ended June 30, 2021, an increase of $21.3 million, or 114.3%. Yield on loans receivable was 7.34% for the three months ended June 30, 2022, compared 4.44% for the three months ended June 30, 2021.  The increase in net interest income compared to June 30, 2021 was largely related to increased yield on loans from growth in higher yielding CCBX loans.  Average loans receivable for the three months ended June 30, 2022 was $2.19 billion, compared to $1.75 billion for the three months ended June 30, 2021.

Interest and fees on loans totaled $40.2 million for the three months ended June 30, 2022 compared to $19.4 million for the three months ended June 30, 2021.  The $20.8 million increase in interest and fees on loans for the quarter ended June 30, 2022, compared to June 30, 2021, was largely due to increased yield on loans from growth in higher yielding CCBX loans.  Loan growth of $401.2 million, or 20.9%, for the quarter ended June 30, 2022, compared to the quarter ended June 30, 2021, partially offset a decrease of $31.1 million in PPP loans that were forgiven or repaid.  CCBX loan growth was strong during the quarter with average loans receivable of $691.3 million for the quarter ended June 30, 2022, compared to $112.2 million for the quarter ended June 30, 2021, an increase of $579.1 million, or 516.1%.  Average CCBX yield of 12.35% was earned on CCBX loans for the quarter ended June 30, 2022, compared to 3.14% for the quarter ended June 30, 2021.  CCBX yield does not include the impact of BaaS loan expense.  BaaS loan expense represents the amount paid or payable to partners for credit enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield.  Also impacting the increase in loan interest is the increase in interest rates on variable rate loans resulting from the FOMC raising rates 0.25% in mid-March 2022 and an additional 1.25% in the second quarter of 2022.  Interest rates were increased on $460.9 million in variable rate loans, the impact of this increase in interest rates will be fully seen in future quarters.

Interest income from interest earning deposits with other banks was $956,000 at June 30, 2022, an increase of $882,000, or 1191.9%, due to an increase in balances and higher interest rates, compared to June 30, 2021.  The average balance of interest earning deposits invested with other banks for the three months ended June 30, 2022 was $499.9 million, compared to $235.2 million for the three months ended June 30, 2021.  Additionally, the yield on these interest earning deposits with other banks increased 0.64%, to 0.77% compared to 0.13% at June 30, 2021.  Interest income on investment securities increased $539,000 to $563,000 at June 30, 2022, compared to $24,000 at June 30, 2021. Average investment securities increased $96.3 million from $25.0 million for the three months ended June 30, 2021 to $121.3 million for the three months ended June 30, 2022, and average yield increased to 1.86% for the three months ended June 30, 2022, compared to 0.39% for the three months ended June 30, 2021.

Interest expense was $1.9 million for the quarter ended June 30, 2022, a $974,000 increase from the quarter ended June 30, 2021. Interest expense on deposits was $1.7 million for the quarter ended June 30, 2022, compared to $628,000 for the quarter ended June 30, 2021.  The $1.0 million increase in interest expense on deposits was due to an increase of $891.0 million in interest bearing deposits as well as a nine basis point increase in interest rates on deposit accounts.  Interest on borrowed funds was $260,000 for the quarter ended June 30, 2022, compared to $331,000 for the quarter ended June 30, 2021. The $71,000 decrease in interest expense on borrowed funds from the quarter ended June 30, 2021 is the result of a decrease in average PPPLF and FHLB borrowings, which were paid off in the quarter ended June 30, 2021 and March 31, 2022, respectively partially offset by a $15.0 million increase in subordinated debt, which increased during the quarter ended September 30, 2021.  Interest expense is expected to increase as a result of the FOMC increasing rates in mid-March 2022 and again in the second quarter of 2022.  In addition, as a result of the Fed Funds rate increases CCBX deposits that were below their floor to earn interest due to the low interest rate environment and not earning interest were reclassed to interest bearing deposits from noninterest bearing deposits.  Reclassification of $690.4 million, balances as of March 31, 2022,  in CCBX deposits from noninterest bearing to interest bearing deposits occurred mid-March 2022 with the 0.25% interest rate increase, and an additional $86.4 million, balances as of June 30, 2022, were reclassified in the second quarter 2022 as a result of the rate increases totaling 1.25% in the second quarter of 2022.  We anticipate additional rate increases in 2022, which we expect will result in higher interest expense on interest bearing deposits which we expect will be offset by higher interest rates on CCBX loans and excess cash invested in the Federal Reserve Bank or other banks.

Net interest margin was 5.66% for the three months ended June 30, 2022, compared to 3.70% for the three months ended June 30, 2021.  The increase in net interest margin compared to the three months ended June 30, 2021 was largely a result of  an increase in higher rate loans.  Average loans excluding PPP loans increased $919.6 million compared to the three months ended June 30, 2021, the increase was partially offset by an average decrease of $475.6 million in forgiven or repaid PPP loans.  Also contributing to the increase in net interest margin compared to the three months ended June 30, 2021 was $264.7 million increase in average interest earning deposits invested in other banks.  These interest earning deposits earned an average rate of 77 basis points for the quarter ended June 30, 2022, compared to an average rate of 39 basis points for the quarter ended June 30, 2021.

Cost of funds was 0.29% for the quarter ended June 30, 2022, which is an increase of nine basis points from the quarter ended June 30, 2021.  Cost of deposits for the quarter ended June 30, 2022 was 0.25%, which was an 11 basis point increase, from 0.14% for the quarter ended June 30, 2021, largely due to an increase in interest bearing deposits and a higher interest rate environment. CCBX deposit growth and the aforementioned reclassification of $690.4 million of CCBX noninterest bearing deposits to interest bearing deposits in the first quarter of 2022 and $86.4 million in the second quarter 2022, that resulted from the Fed Funds rate increases, contributed to the increase in interest expense.

Total yield on loans receivable for the quarter ended June 30, 2022 was 7.34%, compared to 4.44% for the quarter ended June 30, 2021. This increase in yield on loans receivable is primarily attributed to an increase in higher rate CCBX loans.  For the quarter ended June 30, 2022 average CCBX loans increased $579.1 million, or 516.1%, with an average CCBX yield of 12.35%, compared to 3.14% at the quarter ended June 30, 2021.  CCBX yield does not include the impact of BaaS loan expense.  BaaS loan expense represents the amount paid or payable to partners for credit enhancements and servicing CCBX loans.  The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield.  Average community bank loans increased $340.5 million, or 30.1%, excluding average PPP loan forgiveness and repayments of $475.6 million, or 93.4%, compared to the quarter ended June 30, 2021.  Average yield on community bank loans for the three months ended June 30, 2022 was 5.04%. compared to 4.52% for the three months ended June 30, 2021.

The following tables show the average yield on loans and cost of deposits by segment and also illustrates the impact of BaaS loan expense on CCBX yield on loans:

	For the Three Months Ended
	June 30, 2022		June 30, 2021
	Yield on	Cost of	Yield on	Cost of
(unaudited)	Loans	Deposits	Loans	Deposits
Community Bank	5.04%	0.08%	4.52%	0.16%
CCBX (1)	12.35%	0.56%	3.14%	0.03%
Consolidated	7.34%	0.25%	4.44%	0.14%

(1) CCBX yield on loans does not include the impact of BaaS loan expense.  BaaS loan expense represents the amount paid or payable to partners for credit enhancements and servicing CCBX loans.  To determine net BaaS loan income earned from CCBX loan relationships, the Company takes BaaS loan interest income and deducts BaaS loan expense to arrive at net BaaS loan income which can be compared to interest income on the Company’s community bank loans.

	For the Three Months Ended
	June 30, 2022		June 30, 2021
(dollars in thousands, unaudited)	Income / Expense	Income / expense divided by average CCBX loans	Income / Expense	Income / expense divided by average CCBX loans
BaaS loan interest income	$21,281	12.35%	$879	3.14%
Less: BaaS loan expense	12,229	7.10%	99	0.35%
Net BaaS loan income*	$9,052	5.25%	$780	2.79%
Average BaaS Loans	$691,294		$112,210

* A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

For the three months ended June 30, 2022, net interest margin (net interest income divided by the average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 5.66% and 5.51%, respectively, compared to 3.70% and 3.52%, respectively, for the three months ended June 30, 2021.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $1.2 million and $4.3 million for the three months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022 and 2021, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets
	For the Three Months Ended June 30,
	2022			2021
	Average	Interest &	Yield /	Average	Interest &	Yield /
(dollars in thousands; unaudited)	Balance	Dividends	Cost (1)	Balance	Dividends	Cost (1)
Assets
Interest earning assets:
Interest earning deposits	$499,918	$956	0.77%	$235,187	$74	0.13%
Investment securities, available for sale (2)	119,975	554	1.85	22,653	17	0.30
Investment securities, held to maturity (2)	1,280	9	2.82	2,347	7	1.20
Other investments	10,225	134	5.26	6,835	108	6.34
Loans receivable (3)	2,194,761	40,166	7.34	1,750,825	19,365	4.44
Total interest earning assets	2,826,159	41,819	5.94	2,017,847	19,571	3.89
Noninterest earning assets:
Allowance for loan losses	(46,354)			(19,733)
Other noninterest earning assets	115,788			76,727
Total assets	$2,895,593			$2,074,841

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$1,792,119	$1,673	0.37%	$901,120	$628	0.28%
PPPLF borrowings	-	-	0.00	107,047	94	0.35
FHLB advances and borrowings	-	-	0.00	24,999	70	1.12
Subordinated debt	24,313	231	3.81	9,998	146	5.86
Junior subordinated debentures	3,587	29	3.24	3,585	21	2.35
Total interest bearing liabilities	1,820,019	1,933	0.43	1,046,749	959	0.37
Noninterest bearing deposits	839,562			863,962
Other liabilities	19,550			12,887
Total shareholders' equity	216,462			151,243
Total liabilities and shareholders' equity	$2,895,593			$2,074,841
Net interest income		$39,886			$18,612
Interest rate spread			5.51%			3.52%
Net interest margin (4)			5.66%			3.70%

(1) Yields and costs are annualized.

(2) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(3) Includes loans held for sale and nonaccrual loans.
(4) Net interest margin represents net interest income divided by the average total interest earning assets.

The following table presents an analysis of certain average balances, interest income and interest expense by segment:

	For the Three Months Ended
	June 30, 2022			June 30, 2021
	Average	Interest &	Yield /	Average	Interest &	Yield /
(dollars in thousands, unaudited)	Balance	Dividends	Cost (1)	Balance	Dividends	Cost (1)
Community Bank
Assets
Loans receivable (2)	$1,503,467	$18,885	5.04%	$1,638,615	$18,486	4.52%
Liabilities
Interest bearing deposits	921,499	317	0.14	873,320	608	0.28
Noninterest bearing deposits	740,575			658,757

CCBX
Assets
Loans receivable (2)(3)	$691,294	$21,281	12.35%	$112,210	$879	3.14%
Liabilities
Interest bearing deposits	870,620	1,356	0.62	27,800	20	0.29
Noninterest bearing deposits	98,987			205,205

(1) Yields and costs are annualized.
(2) Includes loans held for sale and nonaccrual loans.
(3) CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements and servicing CCBX loans.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the $12.7 million increase in loan interest income that is attributed to an increase in loan rates and $8.1 million increase in loan interest income that is attributed to an increase in loan volume.  For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Three Months Ended June 30, 2022
	Compared to
	Three Months Ended June 30, 2021
	Increase (Decrease)
	Due to		Total Increase
(dollars in thousands; unaudited)	Volume	Rate	(Decrease)
Interest income:
Interest earning deposits	$506	$376	$882
Investment securities, available for sale	449	88	537
Investment securities, held to maturity	(8)	10	2
Other Investments	44	(18)	26
Loans receivable	8,124	12,677	20,801
Total increase in interest income	9,115	13,133	22,248

Interest expense:
Interest bearing deposits	832	213	1,045
PPPLF borrowings	(94)	-	(94)
FHLB advances and other borrowings	(70)	-	(70)
Subordinated debt	136	(51)	85
Junior subordinated debentures	-	8	8
Total increase in interest expense	804	170	974
Increase in net interest income	$8,311	$12,963	$21,274

Comparison of the six months ended June 30, 2022 to the comparable period in the prior year

Net interest income for the six months ended June 30, 2022, was $69.2 million, compared to $35.9 million for the six months ended June 30, 2021, an increase of $33.2 million, or 92.5%. Yield on loans receivable was 7.10% for the six months ended June 30, 2022, compared 4.47% for the six months ended June 30, 2021.  The increase in net interest income compared to the six months ended June 30, 2021 was largely related to increased yield on loans from growth in higher yielding CCBX loans.  Average loans receivable for the six months ended June 30, 2022 was $1.98 billion, compared to $1.70 billion for the six months ended June 30, 2021.

Interest and fees on loans totaled $69.8 million for the six months ended June 30, 2022 compared to $37.6 million for the six months ended June 30, 2021.  The $32.2 million increase in interest and fees on loans for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was largely due to increased yield on loans from growth in higher yielding CCBX loans.  Loan growth of $1.0 billion, or 82.0%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was partially offset a decrease of $381.6 million in PPP loans that were forgiven or repaid.  CCBX average loans receivable grew to $537.6 million for the six months ended June 30, 2022, compared to $89.7 million for the six months ended June 30, 2021, an increase of $447.9 million, or 499.6%.  Average CCBX yield of 12.48% was earned on CCBX loans for the six months ended June 30, 2022, compared to 2.90% for the six months ended June 30, 2021.  CCBX yield does not include the impact of BaaS loan expense.  BaaS loan expense represents the amount paid or payable to partners for credit enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield.  Also impacting the increase in loan interest is the increase in interest rates on variable rate loans resulting from the FOMC raising rates 0.25% in mid-March 2022 and an additional 1.25% in the second quarter of 2022.  Interest rates were increased on $460.9 million in variable rate loans during the six months ended June 30, 2022, the impact of this increase in interest rates will be fully seen in future quarters.

Interest income from interest earning deposits with other banks was $1.4 million at June 30, 2022, an increase of $1.2 million due to an increase in balances and higher interest rates, compared to June 30, 2021.  The average balance of interest earning deposits invested with other banks for the six months ended June 30, 2022 was $671.0 million, compared to $215.4 million for the six months ended June 30, 2021.  Additionally, the yield on these interest earning deposits with other banks increased 0.28%, compared to the six months ended June 30, 2021.  Interest income on investment securities increased $582,000, to $634,000, or 1.53%, at June 30, 2022, compared to $52,000, or 0.43%, at June 30, 2021. Average investment securities increased $59.1 million from $24.6 million for the six months ended June 30, 2021 to $83.7 million for the six months ended June 30, 2022, and average yield increased to 1.53% for the six months ended June 30, 2022, compared to 0.43% for the six months ended June 30, 2021.

Interest expense was $2.8 million for the six months ended June 30, 2022, a $805,000 increase from the six months ended June 30, 2021. Interest expense on deposits was $2.2 million for the six months ended June 30, 2022, compared to $1.3 million for the six months ended June 30, 2021.  The $938,000 increase in interest expense on deposits was primarily due to an increase in interest bearing deposits of $585.1 million.  Interest on borrowed funds was $581,000 for the six months ended June 30, 2022, compared to $714,000 for the six months ended June 30, 2021. The $133,000 decrease in interest expense on borrowed funds from the six months ended June 30, 2021 is the result of a decrease in average PPPLF and FHLB borrowings, or $312,000 less interest expense, which were paid off in full during the quarter ended June 30, 2021 and March 31, 2022, respectively, partially offset by a $14.3 million average balance increase in subordinated debt, which increased interest expense $170,000.  Interest expense is expected to increase as a result of the FOMC increasing the Fed Funds rate 1.50% in the first half of 2022.  In addition, as a result of the FOMC rate increase CCBX deposits that were below their floor to earn interest due to the low interest rate environment and not earning interest were reclassed to interest bearing deposits from noninterest bearing deposits.  Reclassification of $690.4 million from noninterest bearing to interest bearing deposits occurred mid-March 2022 with the 0.25% interest rate increase, and an additional $86.4 million reclassified in the second quarter 2022 as a result of the add1.25% rate increases in the second quarter 2022.  We anticipate additional rate increases in 2022, which we expect will result in higher interest expense on interest bearing deposits which will be offset by higher interest rates on CCBX loans and excess cash invested in the Federal Reserve Bank or other banks.

Net interest margin was 5.08% for the six months ended June 30, 2022, compared to 3.73% for the six months ended June 30, 2021.  The increase in net interest margin compared to the six months ended June 30, 2021 was largely a result of  an increase in higher rate, loans.  Average loans excluding PPP loans increased $723.0 million compared to the six months ended June 30, 2021, the increase was partially offset by an average $436.1 million decrease in forgiven or repaid PPP loans.  Also contributing to the increase in net interest margin compared to the six months ended June 30, 2021 was $455.6 million increase in average interest earning deposits invested in other banks.  These interest earning deposits earned an average rate of 41 basis points for the six months ended June 30, 2022, compared to an average rate of 13 basis points for the six months ended June 30, 2021.

Cost of funds was 0.22% for the six months ended June 30, 2022, which is unchanged from the six months ended June 30, 2021.  Cost of deposits for the six months ended June 30, 2022 was 0.18%, which was a two basis point increase, from 0.16% for the six months ended June 30, 2021, largely due to an increase in interest bearing deposits. CCBX deposit growth and the aforementioned reclassification of CCBX noninterest bearing deposits to interest bearing deposits contributed to the increase in interest expense.

Total yield on loans receivable for the six months ended June 30, 2022 was 7.10%, compared to 4.47% for the six months ended June 30, 2021. This increase in yield on loans receivable is primarily attributed to an increase in higher rate CCBX loans.  As of the six months ended June 30, 2022 average CCBX loans increased $447.9 million, or 499.6%, with an average CCBX yield of 12.48%, compared to 2.90% at June 30, 2021.  CCBX yield does not include the impact of BaaS loan expense.  BaaS loan expense represents the amount paid or payable to partners for credit enhancements and servicing CCBX loans.  The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield.  Average community bank loans increased $220.6 million, or 18.3%, excluding average PPP loan forgiveness and repayments of $381.6 million, or 95.9%, compared to the six months ended June 30, 2021.  Average yield on community bank loans for the six months ended June 30, 2022 was 5.10%. compared to 4.56% for the six months ended June 30, 2021.

The following tables show the average yield on loans and cost of deposits by segment and also illustrates the impact of BaaS loan expense on CCBX yield on loans:

	For the Six Months Ended
	June 30, 2022		June 30, 2021
	Yield on	Cost of	Yield on	Cost of
(unaudited)	Loans	Deposits	Loans	Deposits
Community Bank	5.10%	0.09%	4.56%	0.17%
CCBX (1)	12.48%	0.34%	2.90%	0.05%
Consolidated	7.10%	0.18%	4.47%	0.16%

(1) CCBX yield on loans does not include the impact of BaaS loan expense.  BaaS loan expense represents the amount paid or payable to partners for credit enhancements and servicing CCBX loans.  To determine net BaaS loan income earned from CCBX loan relationships, the Company takes BaaS loan interest income and deducts BaaS loan expense to arrive at net BaaS loan income which can be compared to interest income on the Company’s community bank loans.

	For the Six Months Ended
	June 30, 2022		June 30, 2021
(dollars in thousands; unaudited)	Income / Expense	Income / expense divided by average CCBX loans	Income / Expense	Income / expense divided by average CCBX loans
BaaS loan interest income	$33,273	12.48%	$1,290	2.90%
Less: BaaS loan expense	20,519	7.70%	189	0.43%
Net BaaS loan income*	$12,754	4.78%	$1,101	2.48%
Average BaaS Loans	$537,577		$89,656

* A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

For the six months ended June 30, 2022, net interest margin (net interest income divided by the average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 5.08% and 4.90%, respectively, compared to 3.76% and 3.56%, respectively, for the six months ended June 30, 2021.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $4.0 million and $8.2 million for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets
	For the Six Months Ended June 30,
	2022			2021
	Average	Interest &	Yield /	Average	Interest &	Yield /
(dollars in thousands; unaudited)	Balance	Dividends	Cost (1)	Balance	Dividends	Cost (1)
Assets
Interest earning assets:
Interest earning deposits	$670,974	$1,358	0.41%	$215,358	$144	0.13%
Investment securities, available for sale (2)	82,431	615	1.50	22,117	36	0.33
Investment securities, held to maturity (2)	1,286	19	2.98	2,478	16	1.30
Other Investments	9,729	171	3.54	6,460	138	4.31
Loans receivable (3)	1,982,700	69,798	7.10	1,695,772	37,595	4.47
Total interest earning assets	2,747,120	71,961	5.28	1,942,185	37,929	3.94
Noninterest earning assets:
Allowance for loan losses	(38,554)			(19,563)
Other noninterest earning assets	104,159			71,349
Total assets	$2,812,725			$1,993,971

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$1,463,875	$2,226	0.31%	$878,740	$1,288	0.30%
PPPLF borrowings	-	-	0.00	138,536	240	0.35
FHLB advances and borrowings	12,154	69	1.14	24,999	141	1.14
Subordinated debt	24,304	461	3.83	9,996	291	5.87
Junior subordinated debentures	3,587	51	2.87	3,585	42	2.36
Total interest bearing liabilities	1,503,920	2,807	0.38	1,055,856	2,002	0.38
Noninterest bearing deposits	1,078,525			777,693
Other liabilities	17,790			12,336
Total shareholders' equity	212,490			148,086
Total liabilities and shareholders' equity	$2,812,725			$1,993,971
Net interest income		$69,154			$35,927
Interest rate spread			4.90%			3.56%
Net interest margin (4)			5.08%			3.73%

(1) Yields and costs are annualized.

(2) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(3) Includes loans held for sale and nonaccrual loans.
(4) Net interest margin represents net interest income divided by the average total interest earning assets.

The following table presents an analysis of certain average balances, interest income and interest expense by segment:

	For the Six Months Ended
	June 30, 2022			June 30, 2021
	Average	Interest &	Yield /	Average	Interest &	Yield /
(dollars in thousands; unaudited)	Balance	Dividends	Cost (1)	Balance	Dividends	Cost (1)
Community Bank
Assets
Loans receivable (2)	$1,445,123	$36,525	5.10%	$1,606,116	$36,305	4.56%
Liabilities
Interest bearing deposits	928,602	752	0.16	850,026	1,246	0.30
Noninterest bearing deposits	729,728			642,407

CCBX
Assets
Loans receivable (2)(3)	$537,577	$33,273	12.48%	$89,656	$1,290	2.90%
Liabilities
Interest bearing deposits	535,273	1,474	0.56	28,714	42	0.29
Noninterest bearing deposits	348,797			135,286

(1) Yields and costs are annualized.
(2) Includes loans held for sale and nonaccrual loans.
(3) CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements and servicing CCBX loans.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the $22.1 million increase in loan interest income that is attributed to an increase in loan rates and $10.1 million increase in loan interest income that is attributed to an increase in loan volume.  For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Six Months Ended June 30, 2022
	Compared to
	Six Months Ended June 30, 2021
	Increase (Decrease)
	Due to		Total Increase
(dollars in thousands; unaudited)	Volume	Rate	(Decrease)
Interest income:
Interest earning deposits	$922	$292	$1,214
Investment securities, available for sale	450	129	579
Investment securities, held to maturity	(18)	21	3
Other Investments	57	(24)	33
Loans receivable	10,101	22,102	32,203
Total increase in interest income	11,512	22,520	34,032

Interest expense:
Interest bearing deposits	890	48	938
PPPLF borrowings	(240)	-	(240)
FHLB advances	(72)	-	(72)
Subordinated debt	271	(101)	170
Junior subordinated debentures	-	9	9
Total increase in interest expense	849	(44)	805
Increase in net interest income	$10,663	$22,564	$33,227

Provision for Loan Losses

The provision for loan losses is an expense we incur to maintain an allowance for loan losses at a level that management deems appropriate to absorb inherent losses on existing loans. For a description of the factors taken into account by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.”

The economic environment is continuously changing with increased inflation, global unrest, the war in Ukraine and a rise in new COVID-19 variants that have resulted in some economic uncertainty.  The Company is not required to implement the provisions of the Current Expected Credit Loss (“CECL”) accounting standard until January 1, 2023 and continues to account for the allowance for credit losses under the incurred loss model. Gross loans, excluding loans held for sale, totaled $2.33 billion at June 30, 2022 and included $16.4 million in PPP loans, which are 100% guaranteed, and are excluded from the provision for loan losses calculation.  The allowance for loan losses as a percentage of loans was 2.11% at June 30, 2022, compared to 1.20% at June 30, 2021.

Agreements with our CCBX partners provide for an indemnification of loan losses and is also known as a credit enhancement which protects the Bank by absorbing incurred losses.  In accordance with accounting guidance, we estimate and record a provision for probable losses for CCBX loans and deposit overdrafts.  When the provision for loan losses and provision for unfunded commitments is recorded, a credit enhancement receivable is also recorded in other assets on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner legal commitment to cover the Bank’s loan losses related to loans they originate.  Incurred loan losses are recorded in the allowance for loan losses, and as the credit enhancement obligations are received from the CCBX partner, the credit enhancement receivable is relieved.

Comparison of the quarter ended June 30, 2022 to the comparable quarter in the prior year

The provision for loan losses for the three months ended June 30, 2022, was $14.1 million, compared to $361,000 for the three months ended June 30, 2021. The increase in the Company’s provision for loan losses during the quarter ended June 30, 2022, is largely related to the provision for CCBX partner loans.  During the quarter ended June 30, 2022, a $14.0 million provision for loan losses was recorded for CCBX partner loans based on management’s analysis.   The factors used in management’s analysis for community bank loan losses indicated that a provision for loan loss of $109,000 was needed for the quarter ended June 30, 2022.

The following table shows the provision expense by segment for the periods indicated:

	Three Months Ended
(dollars in thousands; unaudited)	June 30, 2022	June 30, 2021
Community bank	$109	$364
CCBX	13,985	(3)
Total provision expense	$14,094	$361

Net charge-offs for the quarter ended June 30, 2022 totaled $3.5 million, or 0.64% of total average loans, as compared to net charge-offs of $5,000, or <0.01% of total average loans, for the quarter ended June 30, 2021. Net charge-offs were up in 2022 compared to 2021 due to loans originated by CCBX partners.  In accordance with GAAP, CCBX loan losses are recorded as charge-offs. Agreements with CCBX partners provide for a credit enhancement that protects the Bank from incurred losses.  The credit enhancement is recognized as noninterest income in the BaaS credit enhancements category and as a credit enhancement receivable on the balance sheet.  When loan losses are recognized on CCBX loans, the Bank charges off the loan and the partner reimburses the Bank and the credit enhancement receivable is reduced.  For the three months ended June 30, 2022, $3.5 million of net charge-offs were recognized for CCBX loans and $33,000 in net recoveries were recognized for community bank loans.  For the three months ended June 30, 2021, $5,000 of net charge-offs were recognized for the community bank.

The following table shows the total charge-off activity by segment for the periods indicated:

	Three Months Ended
	June 30, 2022			June 30, 2021
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$3	$3,539	$3,542	$8	$4	$12
Gross recoveries	(36)	-	(36)	(3)	(4)	(7)
Net charge-offs	$(33)	$3,539	$3,506	$5	$-	$5
Net charge-offs to average loans	-0.01%	2.05%	0.64%	0.00%	0.00%	0.00%

Comparison of the six months ended June 30, 2022 to the comparable period in the prior year

The provision for loan losses for the six months ended June 30, 2022, was $27.0 million, compared to $718,000 for the six months ended June 30, 2021.  The increase in the Company’s provision for loan losses during the quarter ended June 30, 2022, is largely related to the provision for CCBX partner loans.  During the six months ended June 30, 2022, a $26.6 million provision for loan losses was recorded for loans originated by CCBX partners based on management’s analysis.  The factors used in management’s analysis for community bank loan losses indicated that a provision for loan loss of $452,000 was needed for the six months ended June 30, 2022.

The following table shows the provision expense by segment for the periods indicated:

	Six Months Ended
(dollars in thousands; unaudited)	June 30, 2022	June 30, 2021
Community bank	$452	$685
CCBX	26,584	33
Total provision expense	$27,036	$718

Net charge-offs for the six months ended June 30, 2022 totaled $6.3 million, or 0.64% of total average loans, as compared to net charge-offs of $15,000, or <0.01% of total average loans, for the quarter ended June 30, 2021. Net charge-offs were up in 2022 compared to 2021 due to loans originated by CCBX partners.  In accordance with GAAP, CCBX losses are recorded as charge-offs, but agreements with CCBX partners provide for an indemnification of credit losses, or credit enhancement that protects the Bank from incurred losses, which is recorded as noninterest income.  For the six months ended June 30, 2022, $6.3 million of net charge-offs were recognized for CCBX loans, with $33,000 in net recoveries recognized for community bank loans.  For the six months ended June 30, 2021, $15,000 of net charge-offs were recognized for community bank loans.

	Six Months Ended
	June 30, 2022			June 30, 2021
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$7	$6,343	$6,350	$27	$4	$30
Gross recoveries	(40)	-	(40)	(12)	(4)	(16)
Net charge-offs	$(33)	$6,343	$6,310	$15	$-	$14
Net charge-offs to average loans	0.00%	2.38%	0.64%	0.00%	0.00%	0.00%

Noninterest Income

Our primary sources of recurring noninterest income are BaaS income, deposit service charges and fees, loan referral fees and mortgage broker fees. Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest or similar method.

Comparison of the quarter ended June 30, 2022 to the comparable quarter in the prior year

For the three months ended June 30, 2022, noninterest income totaled $25.5 million, an increase of $20.7 million, or 433.1%, compared to $4.8 million for the three months ended June 30, 2021.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months
	Ended June 30,		Increase	Percent
(dollars in thousands; unaudited)	2022	2021	(Decrease)	Change
Deposit service charges and fees	$988	$949	$39	4.1%
Loan referral fees	208	806	(598)	(74.2)
Mortgage broker fees	85	253	(168)	(66.4)
Gain on sale of bank branch including deposits and loans, net	-	1,263	(1,263)	(100.0)
Gain on sales of loans, net	-	31	(31)	(100.0)
Other	311	56	255	455.4
Noninterest income, excluding BaaS program income and BaaS indemnification income	1,592	3,358	(1,766)	(52.6)
Servicing and other BaaS fees	1,159	1,029	130	12.6
Transaction fees	814	93	721	775.3
Interchange fees	628	110	518	470.9
Reimbursement of expenses	618	192	426	221.9
BaaS program income	3,219	1,424	1,795	126.1
BaaS credit enhancements	14,207	-	14,207	100.0
Baas fraud enhancements	6,474	-	6,474	100.0
BaaS indemnification income	20,681	-	20,681	100.0
Total noninterest income	$25,492	$4,782	$20,710	433.1%
Comparison of the six months ended June 30, 2022 to the comparable period in the prior year

For the six months ended June 30, 2022, noninterest income totaled $47.5 million, an increase of $39.7 million, or 511.4%, compared to $7.8 million for the six months ended June 30, 2021.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Six Months
	Ended June 30,		Increase	Percent
(dollars in thousands; unaudited)	2022	2021	(Decrease)	Change
Deposit service charges and fees	$1,872	$1,812	$60	3.3%
Loan referral fees	810	1,403	(593)	(42.3)
Mortgage broker fees	208	515	(307)	(59.6)
Gain on sale of bank branch including deposits and loans, net	-	1,263	(1,263)	(100.0)
Gain on sales of loans, net	-	161	(161)	(100.0)
Other	576	240	336	140.0
Noninterest income, excluding BaaS program income and BaaS indemnification income	3,466	5,394	(1,928)	(35.7)
Servicing and other BaaS fees	2,328	1,613	715	44.3
Transaction fees	1,307	239	1,068	446.9
Interchange fees	1,060	145	915	631.0
Reimbursement of expenses	990	375	615	164.0
BaaS program income	5,685	2,372	3,313	139.7
BaaS credit enhancements	27,282	-	27,282	100.0
BaaS fraud enhancements	11,045	-	11,045	100.0
BaaS indemnification income	38,327	-	38,327	100.0
Total noninterest income	$47,478	$7,766	$39,712	511.4%

Summary of significant noninterest income for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021

A description of our largest noninterest income categories are below:

BaaS Income. Our CCBX segment provides BaaS offerings that enable our broker dealer and digital financial service providers to offer their customers banking services.  In exchange for providing these services, we earn fixed fees, volume-based fees and reimbursement of costs depending on the program agreement.  In accordance with GAAP, we recognize the reimbursement of noncredit fraud losses on loans and deposits originated by partners and credit enhancements related to the allowance for loan losses and reserve for unfunded commitments provided by the partner as revenue in BaaS income.  CCBX credit losses are recognized in the allowance for loan loss and noncredit fraud losses are expensed in noninterest expense under BaaS fraud expense.  Also in accordance with GAAP, we establish a credit enhancement receivable for expected future loan losses through the recognition of BaaS credit enhancement revenue at the same time we establish an allowance for those loans though a provision for loan losses.  For more information on the accounting for BaaS allowance for loan losses, reserve for unfunded commitments, credit enhancements and fraud enhancements see the section titled “CCBX – BaaS Reporting Information.”

The following table presents the BaaS income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands; unaudited)	2022	2021	2022	2021
Program income:
Servicing and other BaaS fees	$1,159	$1,029	$2,328	$1,613
Transaction fees	814	93	1,307	239
Interchange fees	628	110	1,060	145
Reimbursement of expenses	618	192	990	375
Program income	3,219	1,424	5,685	2,372
Indemnification income:
Credit enhancements	14,207	-	27,282	-
Fraud enhancements	6,474	-	11,045	-
Indemnification income	20,681	-	38,327	-
Total BaaS income	$23,900	$1,424	$44,012	$2,372

Our CCBX segment continues to grow, and now has 29 relationships, at varying stages, as of June 30, 2022.  As of June 30, 2022, we increased our active relationships to 23, compared to 12 as of June 30, 2021.   As we continue to grow in the BaaS space, we are choosing to work with larger, more established fintech partners, so the number of new partnerships is not increasing as quickly as in the past, but these newer, larger partners are expected to have a significant impact on our financial growth.  As more CCBX customers move to active status, we expect that BaaS program income will increase.

The following table illustrates the activity and growth in CCBX relationships for the periods presented and includes the exit of a small partner during the quarter and six months ended June 30, 2022.

	As of
(unaudited)	June 30, 2022	June 30, 2021
Active	23	12
Friends and family / testing	2	3
Implementation / onboarding	0	7
Signed letters of intent	4	2
Total CCBX relationships	29	24

Deposit Service Charges and Fees. Deposit service charges and fees include service charges on accounts, point-of-sale fees, merchant services fees and overdraft fees. Together they constitute the largest component of our noninterest income, outside of BaaS income.

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

Mortgage Broker Fees. We earn mortgage broker fees for residential real estate loans that we broker through mortgage lenders. Mortgage broker fees fluctuate based on demand and changes in interest rates.

Gain on Sale of Bank Branch Including Deposits and Loans, net. The sale of our Freeland branch closed on April 30, 2021.  Noninterest income included $1.3 million gain from sale of the branch in 2021, there was no similar income in 2022.

Other. This category includes a variety of other income-producing activities, credit card fee income, wire transfer fees, interest earned on bank owned life insurance (“BOLI”), and SBA and USDA servicing fees.

Noninterest Expense

Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest components of noninterest expense are BaaS loan and fraud expense and salaries and employee benefits. Noninterest expense also includes operational expenses, such as software license, maintenance and subscriptions, occupancy, data processing, legal and professional fees, FDIC assessment, excise taxes, director and staff expenses, marketing and other expenses.

Comparison of the quarter ended June 30, 2022 to the comparable quarter in the prior year

For the three months ended June 30, 2022, noninterest expense totaled $38.2 million, an increase of $24.4 million, or 178.0%, compared to $13.7 million for the three months ended June 30, 2021.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months
	Ended June 30,		Increase	Percent
(dollars in thousands; unaudited)	2022	2021	(Decrease)	Change
Salaries and employee benefits	$12,238	$8,913	$3,325	37.3%
Software licenses, maintenance and subscriptions	1,108	543	565	104.1
Occupancy	1,083	990	93	9.4
Data processing	1,010	734	276	37.6
Legal and professional fees	1,002	626	376	60.1
FDIC assessments	855	225	630	280.0
Excise taxes	564	388	176	45.4
Director and staff expenses	377	318	59	18.6
Marketing	74	132	(58)	(43.9)
Other	1,155	763	392	51.4
Noninterest expense, excluding BaaS loan and BaaS fraud expense	19,466	13,632	5,834	42.8
BaaS loan expense	12,229	99	12,130	12,252.5
BaaS fraud expense	6,474	-	6,474	100.0
BaaS loan and fraud expense	18,703	99	18,604	18,791.9
Total noninterest expense	$38,169	$13,731	$24,438	178.0%

Comparison of the six months ended June 30, 2022 to the comparable period in the prior year

For the six months ended June 30, 2022, noninterest expense totaled $68.6 million, an increase of $42.5 million, or 162.9%, compared to $26.1 million for the six months ended June 30, 2021.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Six Months
	Ended June 30,		Increase	Percent
(dollars in thousands; unaudited)	2022	2021	(Decrease)	Change
Salaries and employee benefits	$23,323	$16,599	$6,724	40.5%
Occupancy	2,219	2,048	171	8.3
Software licenses, maintenance and subscriptions	2,160	1,027	1,133	110.3
Data processing	1,819	1,431	388	27.1
Legal and professional fees	1,710	1,386	324	23.4
FDIC assessments	1,459	420	1,039	247.4
Excise taxes	913	747	166	22.2
Director and staff expenses	721	538	183	34.0
Marketing	173	214	(41)	(19.2)
Other	2,524	1,484	1,040	70.1
Noninterest expense, excluding BaaS loan and BaaS fraud expense	37,021	25,894	11,127	43.0
BaaS loan expense	20,519	189	20,330	107.6
BaaS fraud expense	11,045	-	11,045	100.0
BaaS loan and fraud expense	31,564	189	31,375	16600.5
Total noninterest expense	$68,585	$26,083	$42,502	162.9%

Summary of significant noninterest expense for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021

A description of our largest noninterest expense categories are below:

BaaS loan and fraud expense.  Included in BaaS loan and fraud expense is partner loan expense including overdraft balances and partner fraud expense.  Partner loan expense represents the amount paid or payable to partners for credit enhancements and servicing CCBX loans. Partner fraud expense represents noncredit fraud losses on loans and deposits originated by partners.  Fraud losses are recorded when incurred as losses in noninterest expense, and the reimbursement from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement.  For more information on the accounting for BaaS loan and fraud expenses see the section titled  “CCBX – BaaS Reporting Information.”

The following table presents, for the periods indicated, the BaaS loan and fraud expenses:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands; unaudited)	2022	2021	2022	2021
BaaS loan expense	$12,229	$99	$20,519	$189
BaaS fraud expense	6,474	-	11,045	-
Total BaaS loan and fraud expense	$18,703	$99	$31,564	$189

Salaries and Employee Benefits. Salaries and employee benefits are one of the largest components of noninterest expense and include payroll expense, incentive compensation costs, benefit plans, health insurance and payroll taxes. Salaries and employee benefits continue to increase primarily due to continued hiring staff for our CCBX segment and additional staff for our ongoing banking related growth initiatives.  As our CCBX activities grow, we expect to continue to add employees to support these lines of business.  As of June 30, 2022, we had 433 full-time equivalent employees, compared to 321 at June 30, 2021, a 34.9% increase.

Occupancy. Occupancy expenses rent, utilities, janitorial and other maintenance expenses, property insurances and taxes.  Also included is depreciation on building, leasehold, furniture, fixtures and equipment.  Although our hybrid and remote workforce is increasing, which helps keep some occupancy expenses down, we do expect occupancy expenses to increase as we continue to grow.

Software Licenses, Maintenance and Subscriptions. Software licenses, maintenance and subscriptions includes expenses related to obtaining and maintaining software required for our various functions.   Software that aids in the reporting of CCBX activities and monitoring of transactions that helps to automate and create other efficiencies in reporting have resulted in increased expenses in the category.  These expenses are expected to increase as we invest more in automated processing and as we grow product lines and our CCBX segment.

Data Processing. Data processing costs include all of our customer transaction processing and data storage, computer processing, and network costs.  Data processing costs grow as we grow and add new products, customers and branches.  Additionally, CCBX data processing expenses are included in this category and are expected to increase incrementally as this segment grows.

Legal and Professional Fees.  Legal and professional costs include legal, audit and accounting expenses, consulting fees, fees for recruiting and hiring employees, and IT related security expenses.  These expenses fluctuate with the development of contracts for CCBX customers, audit and accounting needs, and are impacted by our reporting cycle and timing of legal and professional services.

FDIC Assessments. FDIC assessments are assessed to fund the Deposit Insurance Fund (“DIF”) to insure and protect the depositors of insured banks and to resolve failed banks.  The assessment rate is based on a number of factors and recalculated each quarter.  As deposits increase, the FDIC assessment expense will generally increase.  On June 21, 2022 the FDIC proposed an increase of 2 basis points in the initial base deposit insurance assessment rates.  The rise is intended to increase the reserve ratio of the Deposit Insurance Fund from 1.23% (as of March 31, 2022) to 1.35%, the statutory requirement.  However, the increase in the base rates would remain in place until the reserve ratio reaches 2.0%.  If adopted, the increase would take effect in the first quarterly assessment period of 2023, and would increase FDIC assessment expense.

Excise Taxes. Excise taxes are assessed on Washington state income and are based on gross income. Gross income is reduced by certain allowed deductions and income attributed to other states is also removed to arrive at the taxable base.  Excise taxes increased as a result of increased income subject to excise taxes.  Partially offsetting that increase is a credit we received in 2022 against excise taxes owed in the amount of $109,000 as a result of our participation in the Washington State Main Street Program, which reduced our calculated 2022 expense.

Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses.   As COVID-19 restrictions have lessened, we have seen increased expenses related to employee travel, and continuing education.

Marketing. Marketing costs are down from 2021, however they are expected to increase as we continue to expand our CCBX segment, offer new products and services and grow our brand.

Other. This category includes dues and memberships, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officer’s insurance, donations, provision for unfunded commitments, and miscellaneous other expenses.  The provision for unfunded commitments has increased with the addition of CCBX loan partners.

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

Comparison of the quarter ended June 30, 2022 to the comparable quarter in the prior year

For the three months ended June 30, 2022 income tax expense totaled $2.9 million, compared to $2.3 million for the three months ended June 30, 2021.  The $650,000 increase in income tax expense is the result of higher net income, combined with the addition of various state taxes that are being assessed as CCBX activities and employees expanding into other states, which has increased the overall tax rate used in calculating the provision for income taxes in the current and future periods, however our taxable income has decreased in 2022, which has lowered our effective tax rate to 22.4% for the three months ended June 30, 2022, compared to 24.6% for the three months ended June 30, 2021.

Comparison of the six months ended June 30, 2022 to the comparable period in the prior year

For the six months ended June 30, 2022 income tax expense totaled $4.6 million, compared to $3.9 million for the six months ended June 30, 2021.  The $745,000 increase in income tax expense is the result of higher net income. Our effective tax rates for the six months ended June 30, 2022 and 2021 were 21.9% and 22.9%, respectively as a result of lower taxable income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Segment Information

For financial reporting purposes our Company has two reportable segments:  The community bank and CCBX, which has been determined based upon the Company's relationship with the end customer.  This determination also gave consideration to the structure and management of our various products.  The community bank segment includes the operations of Coastal Community Bank, excluding CCBX BaaS operations.  The community bank segment derives its revenue primarily from interest on loans and investments as well as noninterest income typical for the banking industry.  The CCBX segment includes BaaS operations.  The CCBX segment derives its revenue from fees and interest income from loans though our BaaS partnerships that allow our broker-dealer and digital financial partners to offer their customers banking services.

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

Community bank total assets as of June 30, 2022 decreased $203.2 million, or 8.9%, to $2.08 billion, compared to $2.28 billion as of December 31, 2021.  Loans receivable net of deferred fees for the community bank segment increased $134.3 million, or 9.6%, to $1.53 billion as of June 30, 2022, compared to $1.40 billion as of December 31, 2021.  The increase in community bank loans receivable is the result of gross loan growth of $229.8 million partially offset by $95.4 million in PPP loan forgiveness and paydowns during the six months ended June 30, 2022.  Total community bank deposits decreased $16.3 million, or 1.0%, to $1.63 billion, as of June 30, 2022, compared to $1.65 billion as of December 31, 2021.

CCBX total assets as of June 30, 2022 increased $537.4 million, or 152.2%, to $890.4 million, compared to $353.0 million as of December 31, 2021.  During the six months ended June 30, 2022, $80.1 million in CCBX loans were transferred to loans held for sale, with $20.1 million in loans sold during the quarter and $60.0 million remaining in loans held for sale as of June 30, 2022; previously we did not have any loans held for sale.  Total CCBX loans receivable increased $457.3 million, or 131.9%, to $804.0 million as of June 30, 2022, compared to $346.7 million as of December 31, 2021.  The increase in loans receivable is the result of increased activity with CCBX partners.  CCBX allowance for loan losses increased to $28.6 million as of June 30, 2022, compared to $8.3 million as of December 31, 2021 as a result of CCBX loan growth and portfolio mix.  Total CCBX deposits increased $349.9 million, or 48.8%, to $1.07 billion, compared to $716.3 million as of December 31, 2021 as a result of growth within the CCBX relationships.  This does not include an additional $269.5 million in CCBX deposits that are transferred off the balance sheet as of June 30, 2022.

The following table presents summary financial information for each segment for the periods indicated:

	June 30, 2022			December 31, 2021
(dollars in thousands; unaudited)	Bank	CCBX	Total	Bank	CCBX	Total

Total assets	$2,079,317	$890,405	$2,969,722	$2,282,514	$353,003	$2,635,517
Loans held for sale	-	60,000	60,000	-	-	-
Total loans receivable	1,530,402	803,952	2,334,354	1,396,060	346,675	1,742,735
Allowance for loan losses	(20,785)	(28,573)	(49,358)	(20,299)	(8,333)	(28,632)
Total deposits	1,631,190	1,066,115	2,697,305	1,647,529	716,258	2,363,787

Comparison of the quarter ended June 30, 2022 to the comparable quarter in the prior year

Income and expenses that are specific to CCBX are recorded to the CCBX segment.  Additionally, certain indirect expenses are allocated to CCBX utilizing various metrics, such as number of employees, utilization of space, and allocations based on loan and deposit balances. Included in noninterest expense for the community bank is administrative overhead of $6.5 million and $4.3 million for the quarters ended June 30, 2022 and June 30, 2021, respectively.  Both the community bank and the CCBX segment benefit from these administrative services.

Net interest income for the community bank was $20.0 million for the quarter ended June 30, 2022, an increase of $2.2 million, or 12.4%, compared to $17.8 million for the quarter ended June 30, 2021.  The increase in net interest income is largely due to increased yield on loans resulting from loan growth excluding PPP loans.  Provision for loan losses for the community bank was $108,000 for the quarter ended June 30, 2022, compared to $364,000 for the quarter ended June 30, 2021.  Net charge-offs to average loans for the community bank segment have remained consistently low and was (0.01%) for the quarter ended June 30, 2022 and <0.01% for the quarter ended June 30, 2021.  Noninterest income for the community bank was $1.5 million, for the quarter ended June 30, 2022, a decrease of $1.8 million, or 55.0%, compared to $3.4 million for the quarter ended June 30, 2021, largely due to the sale of a bank branch including deposits and loans during the quarter ended June 30, 2021 which resulted in a nonrecurring net gain of $1.3 million.  Noninterest expenses for the community bank increased $2.9 million, or 24.0%, to $15.1 million as of June 30, 2022, compared to $23.0 million as of June 30, 2021.  The increase in noninterest expense is largely due to increased salaries and employee benefits as a result of growth, higher software licenses maintenance and subscription costs related to new reporting software that helps monitor and assess risk and to automate and create efficiencies in reporting, and other expense increases related to growth.

Net interest income for CCBX was $19.9 million for the quarter ended June 30, 2022, an increase of $19.1 million, or 2,219.7%, compared to $859,000 for the quarter ended June 30, 2021.  The increase in net interest income is due to loan growth from new and existing CCBX relationships.  Provision for loan losses was $14.0 million as a result of loan origination growth from CCBX partners for the quarter ended June 30, 2022, compared to a recapture of $3,000 for the quarter ended June 30, 2021.  Noninterest income for CCBX was $24.0 million for the quarter ended June 30, 2022, an increase of $22.6 million, or 1,581.8%, compared to $1.4 million for the quarter ended June 30, 2021, due to an increase of $14.2 million in BaaS credit enhancements to establish a credit enhancement receivable for future loan losses due from our strategic partners, $6.5 million increase in BaaS fraud enhancements and $1.8 million in BaaS program income, which was the result of increased relationships with broker dealers and digital financial service providers. Noninterest expenses for CCBX increased $21.5 million, or 1,411.9%, to $23.0 million as of June 30, 2022, compared to $1.5 million as of June 30, 2021.  The increase in noninterest expense is largely due to an increase in BaaS loan expense, BaaS fraud expense from increased CCBX loan originations and increased salaries and benefits, for the quarter ended June 30, 2022, compared to the quarter ended June 30, 2021.  For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”.

The following tables present summary financial information for each segment for the periods indicated:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(dollars in thousands; unaudited)	Bank	CCBX	Total	Bank	CCBX	Total

Net interest income	$19,960	$19,926	$39,886	$17,753	$859	$18,612
Provision for loan losses	108	13,986	14,094	364	(3)	361
Noninterest income	1,510	23,982	25,492	3,356	1,426	4,782
Noninterest expense	15,143	23,026	38,169	12,208	1,523	13,731

Comparison of the six months ended June 30, 2022 to the comparable period in the prior year

Included in noninterest expense for the community bank is administrative overhead of $11.8 million and $8.7 million for the quarters ended June 30, 2022 and June 30, 2021, respectively.  Both the community bank and the CCBX segment benefit from these administrative services.

Net interest income for the community bank was $37.4 million for the six months ended June 30, 2022, an increase of $2.7 million, or 7.7%, compared to $34.7 million for the six months ended June 30, 2021.  The increase in net interest income is largely due to increased yield on loans resulting from loan growth, excluding PPP loan forgiveness and repayments, and a decrease in lower yielding PPP loans.  Provision for loan losses for the community bank was $452,000 for the six months ended June 30, 2022, compared to $685,000 for the six months ended June 30, 2021.  Net charge-offs to average loans for the community bank segment have remained consistently low and was <0.01% for the six months ended June 30, 2022, and 2021.  Noninterest income for the community bank was $3.3 million, for the six months ended June 30, 2022, a decrease of $2.1 million, or 38.5%, compared to $5.4 million for the six months ended June 30, 2021, largely due to the sale of a bank branch including deposits and loans during the quarter ended June 30, 2021 which resulted in a nonrecurring net gain of $1.3 million for the six months ended June 30, 2021. Additionally, loan referral fees decreased $593,000 compared to the six months ended June 30, 2021. The recognition of loan referral fees fluctuates in response to market conditions and as a result we may recognize more or less, or may not recognize any, loan referral fees in some periods. Noninterest expenses for the community bank increased $5.4 million, or 23.0%, to $28.7 million as of June 30, 2022, compared to $23.3 million as of June 30, 2021.  The increase in noninterest expense is largely due to increased salaries and employee benefits as a result of growth, higher software licenses maintenance and subscription costs related to new reporting software that helps monitor and assess risk and to automate and create efficiencies in reporting, and other expense increases related to growth.

Net interest income for CCBX was $31.8 million for the six months ended June 30, 2022, an increase of $30.6 million, or 2,448.0%, compared to $1.2 million for the six months ended June 30, 2021.  The increase in net interest income is due to loan growth from new and existing CCBX relationships.  Provision for loan losses was $26.6 million for the six months ended June 30, 2022, compared to $33,000 for the six months ended June 30, 2021, as a result of loan growth from our partners.  Noninterest income for CCBX was $44.2 million for the six months ended June 30, 2022, an increase of $41.8 million, or 1,760.3%, compared to $2.4 million for the six months ended June 30, 2021, due to an increase of $27.3 million in BaaS credit enhancements related to the allowance for loan losses and reserve for unfunded commitments, $11.0 million increase in BaaS fraud enhancements and $3.3 million in total BaaS program income, which was the result of increased relationships with broker dealers and digital financial service providers. Noninterest expenses for CCBX increased $37.1 million, or 1,358.0%, to $39.9 million as of June 30, 2022, compared to $2.7 million as of June 30, 2021.  The increase in noninterest expense is largely due to growth from new and existing CCBX relationships resulting in an increase in BaaS loan expense, BaaS fraud expense and increased salaries and benefits, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.  For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”.

The following tables present summary financial information for each segment for the periods indicated:

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(dollars in thousands; unaudited)	Bank	CCBX	Total	Bank	CCBX	Total

Net interest income	$37,355	$31,799	$69,154	$34,679	$1,248	$35,927
Provision for loan losses	452	26,584	27,036	685	33	718
Noninterest income	3,314	44,164	47,478	5,392	2,374	7,766
Noninterest expense	28,708	39,876	68,584	23,348	2,735	26,083

Financial Condition

Our total assets increased $334.2 million, or 12.7%, to $2.97 billion at June 30, 2022 from $2.64 billion at December 31, 2021.  The increase is primarily the result of $591.6 million increase in loans receivable during the six months ended June 30, 2022.  As of June 30, 2022, $16.4 million in PPP loans remain on the balance sheet, a decrease of $95.4 million from $111.8 million at December 31, 2021.

Loans Held For Sale

During the quarter ended June 30, 2022 $80.1 million in CCBX loans were transferred to loans held for sale, with $20.1 million in loans sold, at par, during the quarter and $60.0 million remaining in loans held for sale as of June 30, 2022; previously we did not have any loans held for sale.  All of the loans held for sale are from one CCBX partner and are credit card home equity secured lines of credit.

Loan Portfolio

Our primary source of income is derived through interest earned on loans. A substantial portion of our loan portfolio consists of commercial real estate loans and commercial and industrial loans in the Puget Sound region.  Our consumer and other loans also represent a significant portion of our loan portfolio with the growth of our CCBX segment. Our loan portfolio represents the highest yielding component of our earning assets.

As of June 30, 2022, loans receivable totaled $2.33 billion, an increase of $591.6 million, or 33.9%, compared to December 31, 2021. Total loans receivable is net of $6.2 million in net deferred origination fees, $396,000 of which is attributed to PPP loans.  The increase includes CCBX loan growth of $457.3 million, or 131.9%, community bank loan growth of $229.8 million, or 17.9%, partially offset by $95.4 million, or 85.3%, reduction in PPP loans due to forgiveness and principal paydowns.  Additionally, unused loan commitments increased including unused commitments on capital call lines which increased $288.6 million to $704.5 million at June 30, 2022 compared to $416.0 million at December 31, 2021, which will likely translate into loan growth as the commitments are utilized.

Loans as a percentage of deposits were 86.5% as of June 30, 2022, compared to 73.7% as of December 31, 2021.  We remain focused on serving our communities and markets by growing loans and funding those loans with customer deposits.  The increase in the loan to deposit ratio was due to loan growth.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30, 2022		As of December 31, 2021
(dollars in thousands; unaudited)	Amount	Percent	Amount	Percent
Commercial and industrial loans:
PPP loans	$16,398	0.7%	$111,813	6.4%
Capital call lines	224,930	9.6	202,882	11.5
All other commercial & industrial loans	160,636	6.9	104,365	6.0
Total commercial and industrial loans:	401,964	17.2	419,060	23.9
Real estate loans:
Construction, land and land development	225,512	9.6	183,594	10.5
Residential real estate	326,661	14.0	204,389	11.7
Commercial real estate	956,320	40.8	835,587	47.7
Consumer and other loans	430,083	18.4	108,871	6.2
Gross loans receivable	2,340,540	100.0%	1,751,501	100.0%
Net deferred origination fees - PPP loans	(396)		(3,633)
Net deferred origination fees - all other loans	(5,790)		(5,133)
Loans receivable	$2,334,354		$1,742,735
Loan Yield (1)	7.34%		5.92%
(1) Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.

The following tables detail the loans by segment which are included in the total loan portfolio table above:

Community Bank	As of
	June 30, 2022		December 31, 2021
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
PPP loans	$16,398	1.1%	$111,813	8.0%
All other commercial & industrial loans	142,569	9.3	104,365	7.4
Real estate loans:
Construction, land and land development loans	225,512	14.7	183,594	13.1
Residential real estate loans	193,518	12.6	167,502	11.9
Commercial real estate loans	956,320	62.2	835,587	59.5
Consumer and other loans:
Other consumer and other loans	2,325	0.2	2,034	0.1
Gross Community Bank loans receivable	1,536,642	100.0%	1,404,895	100.0%
Net deferred origination fees	(6,240)		(8,835)
Loans receivable	$1,530,402		$1,396,060
Loan Yield (1)	5.04%		5.89%
(1) Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.

CCBX	As of
	June 30, 2022		December 31, 2021
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Capital call lines	$224,930	28.0%	$202,882	58.6%
All other commercial & industrial loans	18,067	2.2	-	0.0
Real estate loans:
Residential real estate loans	133,143	16.5	36,887	10.6
Consumer and other loans:
Credit cards	139,501	17.4	11,429	3.3
Other consumer and other loans	288,257	35.9	95,408	27.5
Gross CCBX loans receivable	803,898	100.0%	346,606	100.0%
Net deferred origination costs	54		69
Loans receivable	$803,952		$346,675
Loan Yield - CCBX (1)(2)	12.35%		6.13%
(1) CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements and servicing CCBX loans.
(2) Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.

Commercial and Industrial Loans. Commercial and industrial loans decreased $17.1 million, or 4.1%, to $402.0 million as of June 30, 2022, from $419.1 million as of December 31, 2021. The decrease in commercial and industrial loans receivable over December 31, 2021 was due to $95.4 million in forgiven and repaid PPP loans, partially offset by an increase of $22.0 million increase in capital call lines, and $56.3 million increase in other commercial and industrial loans.  Included in the commercial and industrial loan balance is $224.9 million and $202.9 million in capital call lines resulting from relationships with our CCBX customers as of June 30, 2022, and December 31, 2021, respectively.  As of June 30, 2022, there were $18.1 million in CCBX other commercial loans, compared to zero at December 31, 2021.

Also included in commercial and industrial loans is $16.4 million and $111.8 million in PPP loans as of June 30, 2022, and December 31, 2021, respectively.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory or equipment, and we generally obtain personal guarantees on these loans. Commercial and industrial loans includes $40.1 million and $20.2 million in loans to financial institutions.

In total, we funded $763.9 million in PPP loans, since the first round of PPP loans opened in March 2020 through the close of round three on May 31, 2021.  Total net deferred fees on these loans were $26.3 million.  As of June 30, 2022, $16.4 million in PPP loans remained with $396,000 in net deferred fees, which will be recognized in interest income in future periods. The impact of PPP loans on the Company’s financial statements has significantly lessened as 97.9% of PPP loans have been paid off and forgiven.

Construction, Land and Land Development Loans. Construction, land and land development loans increased $41.9 million, or 22.8%, to $225.5 million as of June 30, 2022, from $183.6 million as of December 31, 2021.  The increase is attributed to growth in community bank construction, land and land development loans.

Unfunded loan commitments for construction, land and land development loans were $126.9 million at June 30, 2022, compared to $134.3 million at December 31, 2021.  Although we have seen a strong commercial and residential real estate market in the Puget Sound region thus far in 2022, the economic environment is continuously changing and is impacted by increased inflation, global unrest, the war in Ukraine and a rise in new COVID-19 variants that have resulted in some economic uncertainty.

Construction, land and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing these loans are primarily located in the Puget Sound region and are comprised of both residential and commercial properties, including owner occupied properties and investor properties. As of June 30, 2022, construction, land and land development loans included $115.5 million in commercial construction loans, $39.7 million in undeveloped land loans, $36.2 million in residential construction loans and $34.2 million in other construction, land and land development loans, compared to $82.8 million in commercial construction loans, $37.8 million in undeveloped land loans, $28.9 million in residential construction loans and $34.1 million in other construction, land and land development loans as of December 31, 2021.

Residential Real Estate Loans.  Our one-to-four family residential real estate loans increased $122.3 million, or 59.8%, to $326.7 million as of June 30, 2022, from $204.4 million as of December 31, 2021 largely due to an increase of $96.3 million in CCBX loans.

We originate one-to-four family residential real estate adjustable-rate mortgage (“ARM”), loans for our portfolio and operate as a mortgage broker for mortgage lenders we have agreements with for customers who want a 15-year to 30-year, fixed-rate mortgage loan. As of June 30, 2022, the balance of our ARM portfolio loans was $26.6 million, compared to $22.2 million at December 31, 2021.  Our ARM loans typically do not meet the guidelines for sale in the secondary market due to characteristics of the property, the loan terms or exceptions from agency underwriting guidelines, which enables us to earn a higher interest rate. We also purchase residential mortgages originated by other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio, meet certain regulatory requirements and increase our interest income.  We last purchased residential mortgage loans in 2018.  As of June 30, 2022, we held $10.1 million in purchased residential real estate mortgage loans, compared to $11.9 million at December 31, 2021.  These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards. We also make one-to-four family loans to investors to finance their rental properties and to business owners to secure their business loans.  As of June 30, 2022, residential real estate loans made to investors and business owners totaled $133.0 million. As of December 31, 2021, residential real estate loans made to investors and business owners totaled $114.0 million.

As of June 30, 2022, there were $133.1 million in CCBX home equity loans included in residential real estate, compared to $36.9 million at December 31, 2021, as a result of increased activity.

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

Commercial Real Estate Loans. Commercial real estate loans increased $120.7 million, or 14.4%, to $956.3 million as of June 30, 2022, from $835.6 million as of December 31, 2021.

These increases, which occurred across the various segments of our portfolio, were due to our commitment to grow the portfolio in the Puget Sound region. We actively seek commercial real estate loans in our markets and our lenders are experienced in competing for these loans and managing these relationships.

We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10 to 25 year period with balloon payments due at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates. At June 30, 2022, approximately 29.6% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 40.8% of our loan portfolio at June 30, 2022 and are historically our largest source of revenue. As of June 30, 2022, we held $26.1 million in purchased commercial real estate loans, compared to $35.9 million at December 31, 2021.  Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans, and remains diligent in communicating and proactively working with borrowers to help mitigate potential credit deterioration.

Consumer and Other. Consumer and other loans increased $321.2 million, or 295.0%, to $430.1 million, from $108.9 million as of December 31, 2021, as a result of growth in CCBX loans originated by our partners.

CCBX consumer loans totaled $427.8 million as of June 30, 2022, compared to $106.8 million at December 31, 2021.  CCBX consumer loans include installment loans, credit cards, lines of credit and other loans. Our community bank consumer and other loans are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans.

Industry Exposure and Categories of Loans

We have a diversified loan portfolio, representing a wide variety of industries.  Four of our largest categories of loans are commercial real estate, consumer and other loans, commercial and industrial, and construction, land and land development loans.  Together they represent $2.0 billion in outstanding loan balances, or 85.9% of total gross loans outstanding, excluding PPP loans of $16.4 million.  When combined with $1.62 billion in unused commitments the total of these three categories is $3.62 billion, or 82.5% of total outstanding loans and loan commitments, excluding PPP loans.

The following table summarizes our exposure by industry, excluding PPP loans, for our commercial real estate portfolio as of June 30, 2022:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Apartments	$188,436	$5,390	$193,826	4.4%	$2,416	78
Hotel/Motel	156,667	2,479	159,146	3.6	5,802	27
Office	100,615	3,930	104,545	2.4	1,027	98
Retail	81,327	2,978	84,305	1.9	904	90
Convenience Store	76,730	6,386	83,116	1.9	1,871	41
Mixed use	78,008	4,332	82,340	1.9	886	88
Warehouse	72,335	102	72,437	1.7	1,418	51
Manufacturing	42,454	1,907	44,361	1.1	1,213	35
Mini Storage	38,872	984	39,856	0.9	2,777	14
Groups < 0.70% of total	120,876	4,806	125,682	2.9	1,389	87
Total	$956,320	$33,294	$989,614	22.6%	$1,570	609

As illustrated in the table below, our CCBX partners bring in a large number of mostly smaller dollar loans, resulting in an average consumer loan of just $1,200.

The following table summarizes our exposure by industry, excluding PPP loans, for our consumer and other loan portfolio as of June 30, 2022:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX consumer loans
Installment loans	$279,015	$-	$279,015	6.4%	$1.5	181,602
Credit cards	139,456	680,342	819,798	18.7	1.2	117,870
Lines of credit	6,831	258	7,089	0.2	0.2	34,492
Other loans	2,456	-	2,456	0.1	0.2	12,853
Community bank consumer loans
Lines of credit	1,463	1,501	2,964	0.1	20.9	70
Installment loans	423	-	423	0.0	28.2	15
Other loans	439	-	439	0.0	1.2	373
Total	$430,083	$682,101	$1,112,184	25.4%	$1.2	347,275

The following table summarizes our concentration by industry, excluding PPP loans, for our commercial and industrial loan portfolio as of June 30, 2022:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Capital Call Lines	$224,930	$704,523	$929,453	21.2%	$1,372	164
Construction/Contractor Services	19,170	30,891	50,061	1.1	116	165
Financial Institutions	40,149	-	40,149	0.9	4,015	10
Manufacturing	17,269	5,064	22,333	0.5	270	64
Medical / Dental / Other Care	11,960	4,926	16,886	0.4	260	46
Groups < 0.30% of total	72,088	32,010	104,098	2.5	68	1,058
Total	$385,566	$777,414	$1,162,980	26.5%	$256	1,507

The following table details our concentration, excluding PPP loans, for our construction, land and land development loan portfolio as of June 30, 2022:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Commercial construction	$115,452	$76,448	$191,900	4.4%	$4,276	27
Residential construction	36,192	35,699	71,891	1.6	823	44
Undeveloped land loans	39,684	3,440	43,124	1.0	2,835	14
Developed land loans	20,173	6,664	26,837	0.6	593	34
Land development	14,011	4,629	18,640	0.4	737	19
Total	$225,512	$126,880	$352,392	8.0%	$1,634	138

Nonperforming Assets

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by applicable regulations. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. Installment (closed end) consumer loans and revolving (open-ended loans, such as credit cards) originated by CCBX partners continue to accrue interest until they are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards).  These consumer loans are reported out as substandard loans, 90+ days past due and still accruing.  When loans are placed on nonaccrual status, all unpaid accrued interest is reversed from income and all interest accruals are stopped. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal balance. Loans are returned to accrual status if we believe that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on nonaccrual status.  We define nonperforming loans as loans on nonaccrual status and accruing loans 90 days or more past due.  Nonperforming assets also include other real estate owned and repossessed assets.

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

We had $5.8 million in nonperforming assets as of June 30, 2022, compared to $1.7 million as of December 31, 2021.  This includes $5.6 million in CCBX loans more than 90 days past due and still accruing interest as of June 30, 2022, compared to $1.5 million at December 31, 2021.  All of our nonperforming assets were nonperforming loans as of June 30, 2022 and December 31, 2021.  Our nonperforming loans to loans receivable ratio was 0.25% at June 30, 2022, compared to 0.10% at December 31, 2021. The increase in nonperforming assets was due to an $4.1 million increase in CCBX partner loans that are 90 days or more past due and still accruing interest.  Community bank nonaccrual loans increased $10,000 as a result of adding a new loan to nonaccrual status, partially offset by principal reductions during the six months ended June 30, 2022.

Our community bank credit quality remains strong, as demonstrated by the low level of community bank charge-offs and nonperforming loan balance for the six month ended June 30, 2022.  CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for loan losses.  Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by absorbing incurred losses, when accruing consumer loans originated by CCBX partners are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards).

The following table presents information regarding nonperforming assets at the dates indicated:

	As of	As of
	June 30,	December 31,
(dollars in thousands; unaudited)	2022	2021
Nonaccrual loans:
Commercial and industrial loans	$111	$166
Real estate loans:
Construction, land and land development	67	-
Residential real estate	53	55
Total nonaccrual loans	231	221
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	5,580	1,506
Total nonperforming loans	5,811	1,727
Real estate owned	-	-
Repossessed assets	-	-
Troubled debt restructurings, accruing	-	-
Total nonperforming assets	$5,811	$1,727
Total nonaccrual loans to loans receivable	0.01%	0.01%
Total nonperforming loans to loans receivable	0.25%	0.10%
Total nonperforming assets to total assets	0.20%	0.07%

The following tables detail nonperforming assets by segment which are included in the total nonperforming assets table above:

Community Bank	As of
	June 30,	December 31,
(dollars in thousands; unaudited)	2022	2021
Nonaccrual loans:
Commercial and industrial loans	$111	$166
Real estate:
Construction, land and land development	67	-
Residential real estate	53	55
Total nonaccrual loans	231	221

Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	-	-
Total nonperforming loans	231	221
Other real estate owned	-	-
Repossessed assets	-	-
Total nonperforming assets	$231	$221

CCBX	As of
	June 30,	December 31,
(dollars in thousands; unaudited)	2022	2021
Nonaccrual loans	$-	$-

Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	5,580	1,506
Total nonperforming loans	5,580	1,506
Other real estate owned	-	-
Repossessed assets	-	-
Total nonperforming assets	$5,580	$1,506

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

As of June 30, 2022, the allowance for loan losses totaled $49.4 million, or 2.11% of total loans. As of December 31, 2021, the allowance for loan losses totaled $28.6 million, or 1.64% of total loans. The increase in the Company’s allowance for loan losses for the quarter ended June 30, 2022 compared to December 31, 2021, is largely related to the provision for CCBX partner loans.  During the six months ended June 30, 2022, a $26.6 million provision for loan losses was recorded for CCBX partner loans based on management’s analysis.  The factors used in management’s analysis for community bank loan losses indicated that a provision for loan losses of $452,000 was needed for the six months ended June 30, 2022.  The economic environment is continuously changing with increased inflation, global unrest, the war in Ukraine and a rise in new COVID-19 variants that have resulted in some economic uncertainty.  As described above, CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for loan losses.  Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by absorbing incurred losses.  In accordance with accounting guidance, we estimate and record a provision for probable losses for these CCBX loans.  When the provision for loan losses and provision for unfunded commitments is recorded, a receivable is also recorded on the balance sheet through noninterest income (BaaS credit enhancements).  Incurred losses are recorded in the allowance for loan losses, and as the credit enhancement recoveries are received from the CCBX partner, the receivable is relieved.  Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by absorbing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligations then the bank would be exposed to additional losses, as a result of this counterparty risk. The Company is not required to implement the provisions of the CECL accounting standard until January 1, 2023 and continues to account for the allowance for credit losses under the incurred loss model.

The following table presents the loans receivable and allowance for loan losses by segment for the periods indicated:

	As of			As of
	June 30, 2022			December 31, 2021
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Loans receivable	$1,530,402	$803,952	$2,334,354	$1,396,061	$346,674	$1,742,735
Allowance for loan losses	(20,785)	(28,573)	(49,358)	(20,299)	(8,333)	(28,632)
Allowance for loan losses to total loans receivable	1.36%	3.55%	2.11%	1.45%	2.40%	1.64%

Included in total loans is $16.4 million in PPP loans which are 100% guaranteed by the SBA.  The allowance for loan losses to loans receivable, excluding the guaranteed PPP loans, is approximately 2.13% and 1.75% at June 30, 2022 and December 31, 2021, respectively.  A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of or for the Three		As of or for the Six
	Months Ended		Months Ended
	June 30,		June 30,
(dollars in thousands; unaudited)	2022	2021	2022	2021
Allowance at beginning of period	$38,770	$19,610	$28,632	$19,262
Provision for loan losses	14,094	361	27,036	718
Charge-offs:
Commercial and industrial loans	33	2	38	16
Consumer and other	3,509	10	6,312	14
Total charge-offs	3,542	12	6,350	30
Recoveries:
Commercial and industrial loans	35	-	37	5
Consumer and other	1	7	3	11
Total recoveries	36	7	40	16
Net charge-offs	3,506	5	6,310	14
Allowance at end of period	$49,358	$19,966	$49,358	$19,966
Allowance for loan losses to nonaccrual loans	21367.10%	3081.17%	21367.10%	3081.17%
Allowance to nonperforming loans	849.39%	3081.17%	849.39%	3081.17%
Allowance to loans receivable	2.11%	1.20%	2.11%	1.20%
Net charge-offs to average loans (1)	0.64%	0.00%	0.64%	0.00%

(1) Ratios for the three and six months ended June 30, 2022 and 2021 are annualized.

The following table presents, as of and for the periods indicated, net charge-off information by segment:

	Three Months Ended
	June 30, 2022			June 30, 2021
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$3	$3,539	$3,542	$8	$4	$12
Gross recoveries	(36)	-	(36)	(3)	(4)	(7)
Net charge-offs	$(33)	$3,539	$3,506	$5	$-	$5
Net charge-offs to average loans	-0.01%	2.05%	0.64%	0.00%	0.00%	0.00%
	Six Months Ended
	June 30, 2022			June 30, 2021
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$7	$6,343	$6,350	$27	$4	$30
Gross recoveries	(40)	-	(40)	(12)	(4)	(16)
Net charge-offs	$(33)	$6,343	$6,310	$15	$-	$14
Net charge-offs to average loans	0.00%	2.38%	0.64%	0.00%	0.00%	0.00%

The allowance for loan losses to nonaccrual loans ratio increased substantially as of June 30, 2022, compared to June 30, 2021 as a result of a decrease of $417,000 in nonaccrual community bank loans, combined with an increase of $29.4 million in the allowance for loan losses.  The increase in the allowance for loan losses for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, is largely related to the increase in the allowance for loans originated by our CCBX partners.  CCBX partner agreements provide for, and the Company has collected in full, credit enhancements that cover the $3.5 million and $6.3 million in net-charge-offs on CCBX loans for the three and six months ended June 30, 2022, respectively.  At June 30, 2022, the allowance for loan losses for CCBX partner loans totaled $28.6 million, compared to $99,000 at June 30, 2021.

Although we believe that we have established our allowance for loan losses in accordance with GAAP and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio.  We have not seen an increase in community bank loan losses due to COVID-19 as originally anticipated, as evidenced by the low level of charge-offs and nonperforming loans, however, the economic environment is continuously changing with increased inflation, global unrest, the war in Ukraine and a rise in new COVID-19 variants that have resulted in some economic uncertainty.  If economic conditions worsen the Washington state and Puget Sound region may experience a more severe economic downturn, and our asset quality could deteriorate, which may require material additional provisions for loan losses.

Securities

We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits or other business purposes. At June 30, 2022, 98.6% of our investment portfolio consisted primarily of U.S. Treasury securities. The remainder of our securities portfolio was invested in municipal bonds, U.S. Agency collateralized mortgage obligations and U.S. Agency residential mortgage-backed securities. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At June 30, 2022, our loan-to-deposit ratio was 86.5% due to our significant growth in deposits.  Our securities portfolio represented less than 5% of assets. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we anticipate investing excess funds to provide a higher return.

As of June 30, 2022, the amortized cost of our investment securities totaled $111.5 million, an increase of $74.9 million, or 204.6%, compared to $36.6 million as of December 31, 2021. The increase in the securities portfolio was due to the purchase of five Treasury securities for $135.0 million during the six months ended June 30, 2022, to invest excess funds, replace maturing securities and pledge to secure public deposits and for other purposes as required or permitted by law, partially offset by $60.0 million in U.S. Treasury maturities and other principal paydowns.

Our investment portfolio consists of securities classified as available for sale and, to a lesser amount, held to maturity. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.  As of June 30, 2022, our available for sale portfolio has an unrealized loss of $1.7 million, compared to an unrealized gain of $5,000 as of December 31, 2021.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of		As of
	June 30, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
(dollars in thousands; unaudited)	Cost	Value	Cost	Value
Securities available-for-sale:
U.S. Treasury securities	$109,950	$108,251	$34,999	$34,998
U.S. Agency collateralized mortgage obligations	59	57	68	70
U.S. Agency residential mortgage-backed securities	1	1	3	3
Municipal bonds	251	251	252	256
Total available-for-sale securities	110,261	108,560	35,322	35,327
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	1,261	1,164	1,296	1,348
Total held-to-maturity securities	1,261	1,164	1,296	1,348
Total investment securities	$111,522	$109,724	$36,618	$36,675

We held a $2.2 million equity interest in a financial technology company as of June 30, 2022 and December 31, 2021, which consists of common stock and preferred shares.  We elected to account for the investments under ASC 321 Investments – Equity Securities without Readily Determinable Value.  The investment is held at cost minus impairment if any, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issue.  This method should be applied until the investment does not qualify for the measurement election (e.g., if the investment has a readily determinable fair value). We will reassess at each reporting period whether the equity investment without a readily determinable fair value qualifies to be measured at cost minus impairment; there was no change to the value or valuation technique this quarter.  Additionally, as of June 30, 2022 and December 31, 2021, we held $100,000 in corporate equity securities in another technology company which was recorded in other investments on the balance sheet. We also held equity indirectly in two other technology companies for $350,000.

During the year ended December 31, 2021, we entered agreements for capital commitments of up to $1.1 million in three separate investment funds designed to help accelerate technology adoption at banks.  As of December 31, 2021, we held $160,000 in investment funds.  During the six months ended June 30, 2022 we contributed $325,000 and recognized a market loss of $2,000 bringing our investment funds total to $483,000 as of June 30, 2022, and our total capital commitment to $1.3 million.

Deposits

We offer a variety of deposit products that have a wide range of interest rates and terms, including demand, money market, savings, BaaS-brokered deposits and time accounts as well as reciprocal deposits. Reciprocal deposits enable us to provide an FDIC insured deposit option to customers that have balances in excess of the FDIC insurance limit.  This service trades our customers’ funds as certificates of deposit or interest bearing demand deposits in increments under the FDIC insured amount to other participating financial institutions and in exchange we receive time deposit or interest bearing demand investments from participating financial institutions in a reciprocal agreement.  We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels (internet and mobile), and personalized service to attract new deposits and retain existing deposits. Additionally, we offer deposit products through our CCBX segment.  Although the CCBX products are similar to the community bank offerings, the CCBX deposit products allow us to offer a broader range of partner specific products, which include products designed to reach specific under-served or under-banked populations served by our CCBX partners.

Total deposits as of June 30, 2022 were $2.70 billion, an increase of $333.5 million, or 14.1%, compared to $2.36 billion as of December 31, 2021. The increase in deposits was largely in core deposits, which increased $335.3 million to $2.58 billion from $2.25 billion at December 31, 2021.   We define core deposits as all deposits except time deposits and brokered deposits. The $335.3 million increase in core deposits is also largely from growth in the CCBX segment, which accounted for $344.6 million of the increase, partially offset by a decrease of $9.4 million in community bank deposits.  Additionally, as of June 30, 2022 we have access to $269.5 million in CCBX customer deposits that are currently being transferred from the Bank’s balance sheet to other financial institutions on a daily basis.  Depending on the circumstances of how the Bank would retain these deposits and its relationship with the customer, these retained deposits could be classified as brokered deposits.

Included in total deposits is $1.07 billion in CCBX deposits, an increase of $349.9 million, or 48.8%, compared to $716.3 million as of December 31, 2021.  CCBX customer deposit relationships include deposits with CCBX end customers, operating and non-operating deposit accounts.  The deposits from our CCBX division are generally classified as interest bearing NOW and money market accounts, and a portion of such CCBX deposits may be classified as brokered deposits as a result of the relationship agreement.  During the six months ended June 30, 2022, the majority of CCBX deposits were reclassified from noninterest bearing to interest bearing.  This is because the current rate exceeds the minimum interest rate set in their respective program agreements, as a result of the recent increases in interest rates by the FOMC.

Total noninterest bearing deposits as of June 30, 2022 were $818.1 million, a decrease of $537.9 million, or 39.7%, compared to $1.36 billion as of December 31, 2021. The $537.9 million decrease is primarily the result of reclassifying $776.8 million in CCBX noninterest bearing deposits to interest bearing as a result of the recent increase in interest rates by the FOMC, partially offset by growth in CCBX noninterest deposits of $228.7 million and growth in community bank noninterest deposits of $10.2 million.  Noninterest bearing deposits represent 30.3% and 57.4% of total deposits for June 30, 2022 and December 31, 2021, respectively.

Total interest bearing account balances, excluding time deposits, as of June 30, 2022 were $1.84 billion, an increase of $878.4 million, or 91.1%, compared to $964.4 million as of December 31, 2021.  The $878.4 million increase is the result of reclassifying $776.8 million in CCBX noninterest bearing deposits to interest bearing as a result of the recent increases in interest rates by the FOMC, combined with CCBX growth in interest bearing deposits of $121.1 million partially offset by community bank decrease in interest bearing deposits of $19.5 million.  Included in interest bearing account balances is $76.0 million in BaaS-brokered deposits, an increase of $5.2 million from December 31, 2021. Also included in interest bearing deposits is $17.2 million in reciprocal deposits.

Total time deposit balances as of June 30, 2022 were $36.5 million, a decrease of $7.0 million, or 16.1%, from $43.5 million as of December 31, 2021. The decrease is due to the strong increase in core deposits, and our focus on core deposits and letting higher rate deposits run off as they mature.  We have seen competitors increase rates on time deposits, and we have not globally matched their rates in response as we have been able to grow and retain less costly core deposits.

The following table sets forth deposit balances at the dates indicated:

	As of		As of
	June 30, 2022		December 31, 2021
		Percent of		Percent of
(dollars in thousands; unaudited)	Amount	Total Deposits	Amount	Total Deposits
Demand, noninterest bearing	$818,052	30.3%	$1,355,908	57.4%
NOW and money market	1,660,315	61.6	789,709	33.4
Savings	106,464	3.9	103,956	4.4
Total core deposits	2,584,831	95.8	2,249,573	95.2
BaaS-brokered deposits	76,001	2.8	70,757	3.0
Time deposits less than $100,000	14,009	0.5	14,961	0.6
Time deposits $100,000 and over	22,464	0.8	28,496	1.2
Total	$2,697,305	100.0%	$2,363,787	100.0%
Cost of Deposits (1)	0.25%		0.09%
(1) Cost of deposits is for the three months ended for each period presented.

The following tables detail the deposits for the segments which are included in the total deposit portfolio table above:

Community Bank	As of
	June 30, 2022		December 31, 2021
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$729,436	44.7%	$719,233	43.7%
NOW and money market	759,704	46.6	780,884	47.4
Savings	105,576	6.5	103,954	6.3
Total core deposits	1,594,716	97.8	1,604,071	97.4
Brokered deposits	1	0.0	1	0.0
Time deposits less than $100,000	14,009	1.3	31,057	1.8
Time deposits $100,000 and over	22,464	0.9	12,400	0.8
Total Community Bank deposits	$1,631,190	100.0%	$1,647,529	100.0%
Cost of deposits (1)	0.08%		0.12%
(1) Cost of deposits is for the three months ended for each period presented.

CCBX	As of
	June 30, 2022		December 31, 2021
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$88,616	8.3%	$636,675	88.9%
NOW and money market	900,611	84.5	8,825	1.2
Savings	888	0.1	2	0.0
Total core deposits	990,115	92.9	645,502	90.1
BaaS-brokered deposits	76,000	7.1	70,756	9.9
Total CCBX deposits	$1,066,115	100.0%	$716,258	100.0%
Cost of deposits (1)	0.56%		0.02%
(1) Cost of deposits is for the three months ended for each period presented.

The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(dollars in thousands; unaudited)	As of June 30, 2022	As of December 31, 2021
Maturity Period:
Three months or less	$7,425	$8,106
Over three through six months	5,558	6,520
Over six through twelve months	4,952	8,925
Over twelve months	4,529	4,945
Total	$22,464	$28,496
Weighted average maturity (in years)	0.80	0.73

Average deposits for the three months ended June 30, 2022 were $2.63 billion, an increase of 49.1% compared to $1.77 billion for the three months ended June 30, 2021. The increase in average deposits for was primarily due to an increase in core deposits, primarily in interest rate bearing deposits.  We expect deposits to increase with continued growth in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by branch managers, treasury service personnel and lenders.  Additionally, as our CCBX relationships grow, so too will our deposits.

The average rate paid on total deposits was 0.25% for the three months ended June 30, 2022, compared to 0.14% for the three months ended June 30, 2021.  The average rate paid on NOW and money market accounts increased 11 basis points for the three months ended June 30, 2022, compared to the three months ended June 30, 2021.  The average rate paid on time deposits of less than $100,000 decreased 37 basis points for the three months ended June 30, 2022, compared to the three months ended June 30, 2021.  The average rate paid on time deposits greater than $100,000 decreased 0.41% for the three months ended June 30, 2022 compared to the three months ended .  The average rate paid on savings was fairly flat for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.  The average rate paid on BaaS brokered deposits increased 0.14% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.  The overall higher average rate paid on interest bearing  accounts in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 is due to the recent interest rate increases by the FOMC. The impact of the interest rate increases by the FOMC in the second quarter of 2022 will not be fully realized in our interest expense until future periods.  Increased Fed Funds rates along with competition are expected to continue to impact future cost of deposits and our pricing strategies.

The average rate paid on total deposits was 0.18% for the six months ended June 30, 2022, compared to 0.16% for the six months ended June 30, 2021.  The average rate paid on NOW and money market accounts increased one basis points for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.  The average rate paid on time deposits of less than $100,000 decreased 39 basis points for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.  The average rate paid on time deposits greater than $100,000 increased 0.54% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due to the recognition of additional interest expense of $130,000 during the six months ended June 30, 2022 to correct interest on CDs from a previous period.  The average rate paid on savings was fairly flat for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.  The average rate paid on BaaS brokered deposits increased seven basis points compared to the six months ended June 30, 2021.  The overall higher average rate paid on interest bearing accounts in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 is due to the recent interest rate increases by the FOMC.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
(dollars in thousands; unaudited)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, noninterest bearing	$839,562	0.00%	$863,962	0.00%	$1,078,525	0.00%	$777,693	0.00%
NOW and money market	1,579,970	0.39	734,677	0.28	1,250,353	0.30	712,595	0.29
Savings	104,356	0.03	91,181	0.03	104,283	0.03	88,759	0.03
BaaS-brokered deposits	68,876	0.50	22,435	0.36	68,848	0.42	22,625	0.35
Time deposits less than $100,000	14,462	0.25	17,392	0.62	14,652	0.30	18,130	0.69
Time deposits $100,000 and over	24,455	0.31	35,435	0.72	25,739	1.36	36,631	0.82
Total deposits	$2,631,681	0.25%	$1,765,082	0.14%	$2,542,400	0.18%	$1,656,433	0.16%

The ratio of average noninterest bearing deposits to average total deposits for the three months ended June 30, 2022 was 31.9% and compared to 48.9% for the three months ended June 30, 2021 and 42.4% for the six months ended June 30, 2022 compared to 46.9% for the six months ended June 30, 2021.

Uninsured Deposits

The FDIC insures our deposits up to $250,000 per depositor, per insured bank for each account ownership category.  Deposits that exceed insurance limits are uninsured. At June 30, 2022, deposits totaled $2.70 billion, of which total estimated uninsured deposits were $812.1 million. At June 30, 2021, deposits totaled $2.36 billion, of which total estimated uninsured deposits were $780.6 million.

The table below shows the estimated uninsured time deposits, by account, for the maturity periods indicated:

(dollars in thousands; unaudited)	As of June 30, 2022
Maturity Period:
Three months or less	$1,561
Over three through six months	1,013
Over six through twelve months	289
Over twelve months	184
Total	$3,047

Borrowings

We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of June 30, 2022 and June 30, 2021, total borrowing capacity of $28.9 million  and $20.8 million, respectively, was available under this arrangement.  As of June 30, 2022 and 2021, Federal Reserve advances totaled zero.

Paycheck Protection Program Liquidity Facility. To bolster the effectiveness of the SBA’s PPP loan program, the Federal Reserve supplied liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The PPP provided loans to small businesses so that they can keep their employees on the payroll and pay for other allowed expenses. If the borrowers meet certain criteria, the loan may be forgiven.  The PPPLF extended credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. The interest rate was 0.35% and as PPP loans were paid down, the borrowing line also had to be paid down.  The borrowing was paid in full in June 2021 and as of June 30, 2022 and 2021, no PPPLF advances were outstanding.  PPPLF advances were a new borrowing arrangement beginning in 2020 that had favorable capital treatment and was specific to the PPP loan program.  The last day to take new advances on the PPPLF was July 31, 2021.

The table below provides details on PPPLF borrowings for the periods indicated:

	As of and For the Three		As of and For the Six
	Months Ended		Months Ended
	June 30,		June 30,
(dollars in thousands; unaudited)	2022	2021	2022	2021
Maximum amount outstanding at any month-end during period:
PPPLF Advances	$-	$128,826	$-	$185,894
Average outstanding balance during period:
PPPLF Advances	$-	$107,047	$-	$138,536
Weighted average interest rate during period:
PPPLF Advances	0.00%	0.35%	0.00%	0.35%
Balance outstanding at end of period:
PPPLF Advances	$-	$-	$-	$-
Weighted average interest rate at end of period:
PPPLF Advances	0.00%	0.35%	0.00%	0.35%

Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of June 30, 2022 and June 30, 2021, we had borrowing capacity of $109.0 million and $101.0 million, respectively, with the FHLB. During the six months ended June 30, 2022, we repaid a total of $25.0 million in FHLB term advances.  This included a $10.0 million advance that would have matured in March of 2023 and $15.0 million advance that would have matured in March 2025.  We have sufficient liquidity for our current loan demand, and with no prepayment penalty for early repayment, management opted to repay these term advances and save the unnecessary interest expense.

The table below provides details on the FHLB borrowings for the periods indicated:

	As of and For the Three		As of and For the Six
	Months Ended		Months Ended
	June 30,		June 30,
(dollars in thousands; unaudited)	2022	2021	2022	2021
Maximum amount outstanding at any month-end during period:
FHLB Advances	$-	$24,999	$24,999	$24,999
Average outstanding balance during period:
FHLB Advances	$-	$24,999	$12,154	$24,999
Weighted average interest rate during period:
FHLB Advances	0.00%	1.13%	1.13%	1.13%
Balance outstanding at end of period:
FHLB Advances	$-	$24,999	$-	$24,999
Weighted average interest rate at end of period:
FHLB Advances	0.00%	1.13%	0.00%	1.13%

Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I (the “Trust”), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The debentures bear interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. The effective rate as of June 30, 2022 and December 31, 2021 was 3.93% and 2.30%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture, subject to Federal Reserve approval. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.

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

Liquidity and Capital Resources

Liquidity Management

Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, and operational, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity management.  Deposits obtained through our CCBX segment are a significant source of liquidity for us.  If a relationship with a large CCBX partner terminates, the exit of those deposits could have an adverse impact on liquidity. Partner program agreements govern the relationship and are valid for a given period of time.  Prior to exiting, the partner would need to provide us adequate notice as stipulated in the agreement that they were not going to renew the program agreement and intend to move the deposits.  The movement to an alternate BaaS provider is cumbersome and would be over a period of time, which would allow us the opportunity to put alternate liquidity in place; those options are more fully discussed below.  As of June 30, 2022, we have 2 partners with deposits that are in excess of 10% of total deposits and represent 29% of total deposits.

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

Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available-for-sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail, commercial, and BaaS deposits, advances from the FHLB and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve discount window, draws on established federal funds lines from unaffiliated commercial banks, funds from online rate services, brokered deposits, a one-way buy through an ICS account, and the issuance of debt or equity securities. We also participated in the PPPLF, which provided an additional source of low cost funding, at a 0.35% interest rate, and favorable capital treatment for the PPP loans.  In June 2021, we repaid all borrowings under the PPPLF in full, resulting in a zero balance as of June 30, 2022.  We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary and are closely monitoring liquidity in this uncertain economic environment.

The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs. During the six months ended June 30, 2022, the Company contributed $21.0 million to the Bank.  The Company currently holds $2.5 million in cash, and uses approximately $1.6 million for debt servicing and operating purposes each year. In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe  that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs.

Additionally, the Bank, as of June 30, 2022, has access to $269.5 million in CCBX customer deposits that are currently being transferred from the Bank’s balance sheet to other financial institutions on a daily basis.  The Bank could retain these deposits for liquidity and funding purposes if needed.   We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs. For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs and the Bank established a minimum liquidity ratio of 5% of assets. Both of these minimum liquidity levels are on-balance sheet sources. Per policy and the Bank’s liquidity contingency plan, in event of a liquidity emergency the Bank can utilize wholesale funds in an amount up to 30% of assets. Since the Bank uses only a small portion of its borrowing or wholesale funding capacity, the Bank has access to funds if needed in a liquidity emergency.

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

As of June 30, 2022, and December 31, 2021, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.  In addition, the Company maintains an effective registration statement on Form S-3 with the Securities and Exchange Commission that would allow the Company to raise additional capital in an amount up to $115.5 million. The Company raised $34.5 million in December 2021.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status and the regulatory capital ratios that would be required for the Company if we did not operate under the Small Bank Holding Company Policy Statement:

	Actual		Minimum Required for Capital Adequacy Purposes (1)		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
(dollars in thousands; unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Leverage Capital (to average assets)
Company	$222,399	7.68%	$115,819	4.00%	$144,774	5.00%
Bank Only	240,870	8.33%	115,687	4.00%	144,609	5.00%
Common Equity Tier I Capital (to risk-weighted assets)
Company	218,899	8.51%	115,716	4.50%	167,146	6.50%
Bank Only	240,870	9.39%	115,480	4.50%	166,805	6.50%
Tier I Capital (to risk-weighted assets)
Company	222,399	8.65%	154,289	6.00%	205,718	8.00%
Bank Only	240,870	9.39%	153,974	6.00%	205,298	8.00%
Total Capital (to risk-weighted assets)
Company	279,779	10.88%	205,718	8.00%	257,148	10.00%
Bank Only	273,186	10.65%	205,298	8.00%	256,623	10.00%
December 31, 2021
Leverage Capital (to average assets)
Company	$204,585	8.07%	$101,460	4.00%	$126,826	5.00%
Bank Only	201,783	7.96%	101,350	4.00%	126,687	5.00%
Common Equity Tier I Capital (to risk-weighted assets)
Company	201,085	11.06%	81,834	4.50%	118,205	6.50%
Bank Only	201,783	11.12%	81,623	4.50%	117,900	6.50%
Tier I Capital (to risk-weighted assets)
Company	204,585	11.25%	109,112	6.00%	145,483	8.00%
Bank Only	201,783	11.12%	108,830	6.00%	145,107	8.00%
Total Capital (to risk-weighted assets)
Company	252,405	13.88%	145,483	8.00%	181,854	10.00%
Bank Only	224,545	12.38%	145,107	8.00%	181,384	10.00%

(1) Presents the minimum capital adequacy requirements that apply to the Bank (excluding the capital conservation buffer) and that would apply to the Company if it were not eligible to operate under the Small Bank Holding Company Policy Statement.

Material Cash Requirements and Capital Resources

The following table provides the material cash requirements from known contractual and other obligations as of as of June 30, 2022:

		Payments Due by Period
		Less than	Over
(dollars in thousands; unaudited)	Total	1 Year	1 year	Other (1)
Cash requirements
Time Deposits	$36,473	$27,857	$8,616	$-
Subordinated note	25,000	-	25,000	-
Junior subordinated debentures	3,609	-	3,609	-
Deferred compensation plans	1,023	175	848	-
Operating leases	6,703	1,283	5,420	-
Non-maturity deposits	2,660,832	-	-	2,660,832
Equity investment commitment	1,262	1,262	-	-

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

Our commitments associated with outstanding commitments to extend credit and standby and commercial letters of credit are summarized in the following table. Since commitments associated with commitments to extend credit and letters of credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

As of June 30, 2022 we held $224.9 million in capital call lines, included in commercial and industrial loans, provided to venture capital firms through one of our BaaS clients.  These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every line.

As of June 30, 2022 we had $2.06 billion in commitments to extend credit, compared to $909.6 million as of December 31, 2021.  The $1.15 billion increase is largely attributed to an increase of $518.6 million in consumer and other loan commitments, related to CCBX consumer loans, $288.6 million increase in commercial and industrial capital call line commitments, and $340.0 million increase in residential real estate commitments, related to CCBX loans.

	As of	As of
	June 30,	December 31,
(dollars in thousands; unaudited)	2022	2021
Commitments to extend credit:
Commercial and industrial loans	$72,980	$70,848
Commercial and industrial loans - capital call lines	704,523	415,956
Construction – commercial real estate loans	89,213	90,946
Construction – residential real estate loans	37,667	43,339
Residential real estate loans	441,725	101,715
Commercial real estate loans	33,294	23,248
Consumer and other loans	682,101	163,510
Total commitments to extend credit	$2,061,503	$909,562
Standby letters of credit	$2,790	$2,729
Equity investment commitment	$1,262	$1,090

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer.  As of June 30, 2022, $1.21 billion in commitments to extend credit are unconditionally cancelable, compared to $162.3 million at December 31, 2021.  The increase in unconditionally cancelable commitments is attributed to growth in CCBX loans.

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

	Three Months Ended					Six Months Ended
(unaudited)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	June 30, 2022	June 30, 2021

Return on average assets (1)	1.41%	0.93%	1.14%	1.21%	1.36%	1.18%	1.32%
Return on average equity (1)	18.86%	12.12%	16.80%	16.77%	18.60%	15.57%	17.75%
Yield on earnings assets (1)	5.94%	4.58%	4.09%	3.63%	3.89%	5.28%	3.94%
Yield on loans receivable (1)	7.34%	6.80%	5.92%	4.57%	4.44%	7.10%	4.47%
Yield on loans receivable, excluding PPP loans (1)(2)	7.26%	6.52%	4.98%	4.53%	4.65%	6.93%	4.71%
Yield on loans receivable, excluding earned fees (1)(2)	7.12%	6.17%	4.37%	3.74%	3.46%	6.70%	3.49%
Yield on loans receivable, excluding earned fees on all loans and interest on PPP loans, as adjusted (1)(2)	7.21%	6.41%	4.78%	4.36%	4.42%	6.86%	4.47%
Cost of funds (1)	0.29%	0.14%	0.14%	0.16%	0.20%	0.22%	0.22%
Cost of deposits (1)	0.25%	0.09%	0.09%	0.10%	0.14%	0.18%	0.16%
Net interest margin (1)	5.66%	4.45%	3.95%	3.48%	3.70%	5.08%	3.73%
Noninterest expense to average assets (1)	5.29%	4.52%	3.29%	2.91%	2.65%	4.92%	2.64%
Noninterest income to average assets (1)	3.53%	3.27%	2.22%	1.11%	0.92%	3.40%	0.79%
Efficiency ratio	58.38%	59.34%	54.08%	64.68%	58.69%	58.80%	59.70%
Loans receivable to deposits (3)	86.54%	76.24%	73.73%	76.71%	92.03%	86.54%	92.03%

(1) Annualized calculations shown for quarterly periods presented.
(2) A reconciliation of the non-GAAP measures are set forth at the end of this report in the section GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures
(3) Excluding loans held for sale.

CCBX – BaaS Reporting Information

During the three and six months ended June 30, 2022, $14.2 million and $27.3 million, respectively was recognized in noninterest income BaaS credit enhancements related to the establishment of a credit enhancement receivable for future loan losses indemnified by our strategic partners and reserve for unfunded commitments for CCBX partner loans and deposits.  Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by absorbing incurred losses on accounts they originate.  In accordance with accounting guidance, we estimate and record a provision for probable losses on these CCBX loans and deposit overdrafts.  When the provision for loan losses and provision for unfunded commitments is recorded, a receivable is also recorded on the balance sheet through the recognition of noninterest income (BaaS credit enhancements) in recognition of the CCBX partner’s indemnification obligation and legal commitment to cover losses.  Incurred credit losses are recorded in the allowance for loan losses, and as the credit enhancement payments are received from the CCBX partner, the credit enhancement receivable is relieved.  Agreements with our CCBX partners also provide protection to the Bank from fraud by absorbing incurred fraud losses.  Fraud losses are recorded when incurred as losses in noninterest expense, and the recovery received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement.  CCBX partners also pledge cash reserves in a restricted deposit account at the Bank which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval.  Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by absorbing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligations beyond their cash reserve account then the bank would be exposed to additional loan and deposit losses, as a result of this counterparty risk.

For CCBX partner loans the Bank records contractual interest earned from the borrower on loans in interest income, adjusted for origination costs which are paid or payable to the CCBX partner.  BaaS loan expense represents the amount paid or payable to partners for credit enhancements and servicing CCBX loans.  To determine net BaaS loan income* earned from CCBX loan relationships, the Bank takes BaaS loan interest income and deducts BaaS loan expense to arrive at Net BaaS loan income* which can be compared to interest income on the Company’s community bank loans.

The following table illustrates how CCBX partner loan income and expenses are recorded in the financial statements:

Loan income and related loan expense	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands; unaudited)	2022	2021	2022	2021
BaaS loan interest income	$21,281	$879	$33,273	$1,290
Less: BaaS loan expense	12,229	99	20,519	189
Net BaaS loan income*	9,052	780	12,754	1,101
Net BaaS loan income divided by average BaaS loans*	5.25%	2.79%	4.78%	2.48%

* A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

The addition of new CCBX partners has resulted in increases in direct fees, expenses and interest for the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021.  The following tables are a summary of the direct fees, expenses and interest components of BaaS for the periods indicated and are not inclusive of all income and expense related to BaaS.

Interest income	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands; unaudited)	2022	2021	2022	2021
Loan interest income	$21,281	$879	$33,273	$1,290
Total BaaS interest income	$21,281	$879	$33,273	$1,290

Interest expense	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands; unaudited)	2022	2021	2022	2021
BaaS interest expense	$1,356	$20	$1,474	$42
Total BaaS interest expense	$1,356	$20	$1,474	$42

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands; unaudited)	2022	2021	2022	2021
Program income:
Servicing and other BaaS fees	$1,159	$1,029	$2,328	$1,613
Transaction fees	814	93	1,307	239
Interchange fees	628	110	1,060	145
Reimbursement of expenses	618	192	990	375
Program income	3,219	1,424	5,685	2,372
Indemnification income:
Credit enhancements	14,207	-	27,282	-
Fraud enhancements	6,474	-	11,045	-
Indemnification income	20,681	-	38,327	-
Total BaaS income	$23,900	$1,424	$44,012	$2,372

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands; unaudited)	2022	2021	2022	2021
BaaS loan expense	$12,229	$99	$20,519	$189
BaaS fraud expense	6,474	-	11,045	-
Total BaaS loan and fraud expense	$18,703	$99	$31,564	$189

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

Net BaaS loan income and net BaaS loan income divided by average CCBX loans are non-GAAP measures that include the impact BaaS loan expense on net BaaS loan income and the yield on CCBX loans. The most directly comparable GAAP measures are BaaS loan interest income and yield on CCBX loans.

Reconciliations of the GAAP and non-GAAP measures are presented in the following table.

	As of and for the Three Months Ended				As of and for the Six Months Ended
(dollars in thousands; unaudited)	June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2021	June 30, 2022	June 30, 2021
Net BaaS loan income and net BaaS loan income divided by average CCBX loans:
Total average CCBX loans receivable	$691,294	$382,153	$244,038	$112,210	$537,577	$89,656
Interest and earned fee income on CCBX loans	21,281	11,992	3,771	879	33,273	1,291
Less: loan expense on CCBX loans	(12,229)	(8,290)	(2,368)	(99)	(20,519)	(189)
Net BaaS loan income	$9,052	$3,702	$1,403	$780	$12,754	$1,102
Net BaaS loan income divided by average CCBX loans	5.25%	3.93%	2.28%	2.79%	4.78%	2.48%
CCBX loan yield	12.35%	12.73%	6.13%	3.14%	12.48%	2.90%

The following non-GAAP measure is presented to illustrate the impact of loan fees on yield on loans receivable.

Yield on loans receivable, excluding earned fees is a non-GAAP measure that excludes the impact of earned loan fees on the interest rate yield. The most directly comparable GAAP measure is yield on loans.

Reconciliations of the GAAP and non-GAAP measures are presented in the following table.

	As of and for the Three Months Ended					As of and for the Six Months Ended
(dollars in thousands; unaudited)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	June 30, 2022	June 30, 2021
Yield on loans receivable, excluding earned fees :
Total average loans receivable	$2,194,761	$1,768,283	$1,683,310	$1,681,069	$1,750,825	$1,982,700	$1,695,772
Interest and earned fee income on loans	40,166	29,632	25,134	19,383	19,365	69,798	37,595
Less: earned fee income on all loans	(1,227)	(2,729)	(6,572)	(3,533)	(4,274)	(3,956)	(8,248)
Adjusted interest income on loans	$38,939	$26,903	$18,562	$15,850	$15,091	$65,842	$29,347
Yield on loans receivable	7.34%	6.80%	5.92%	4.57%	4.44%	7.10%	4.47%
Yield on loans receivable, excluding earned fees:	7.12%	6.17%	4.37%	3.74%	3.46%	6.70%	3.49%
Yield on loans receivable, excluding earned fees on all loans and interest on PPP loans (1):	7.21%	6.41%	4.78%	4.36%	4.42%	6.86%	4.47%
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

Reconciliations of the GAAP and non-GAAP measures are presented in the following tables:

						As of and for the
	As of and for the Three Months Ended					Six Months Ended
(dollars in thousands; unaudited)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	June 30, 2022	June 30, 2021
Adjusted allowance for loan losses to loans receivable, excluding PPP loans:
Total loans, net of deferred fees	$2,334,354	$1,964,209	$1,742,735	$1,705,682	$1,658,149	$2,334,354	$1,658,149
Less: PPP loans	(16,398)	(47,467)	(111,813)	(267,278)	(398,038)	(16,398)	(398,038)
Less: net deferred fees on PPP loans	396	1,365	3,633	9,417	12,363	396	12,363
Adjusted loans, net of deferred fees	$2,318,351	$1,918,107	$1,634,555	$1,447,821	$1,272,474	$2,318,351	$1,272,474
Allowance for loan losses	$(49,358)	$(38,770)	$(28,632)	$(20,222)	$(19,966)	$(49,358)	$(19,966)
Allowance for loan losses to loans receivable	2.11%	1.97%	1.64%	1.19%	1.20%	2.11%	1.20%
Adjusted allowance for loan losses to loans receivable, excluding PPP loans	2.13%	2.02%	1.75%	1.40%	1.57%	2.13%	1.57%
Yield on loans receivable, excluding PPP loans:
Total average loans receivable	$2,194,761	$1,768,283	$1,683,310	$1,681,069	$1,750,825	$1,982,700	$1,695,772
Less: average PPP loans	(33,653)	(79,828)	(186,267)	(322,595)	(509,265)	(56,613)	(492,695)
Plus: average deferred fees on PPP loans	894	2,453	6,370	11,639	14,213	1,669	12,510
Adjusted total average loans receivable	$2,162,002	$1,690,908	$1,503,413	$1,370,113	$1,255,773	$1,927,756	$1,215,587
Interest income on loans	$40,166	$29,632	$25,134	$19,383	$19,365	$69,798	$37,595
Less: interest and deferred fee income recognized on PPP loans	(1,050)	(2,460)	(6,245)	(3,744)	(4,821)	(3,510)	(9,199)
Adjusted interest income on loans	$39,116	$27,172	$18,889	$15,639	$14,544	$66,288	$28,396
Yield on loans receivable	7.34%	6.80%	5.92%	4.57%	4.44%	7.10%	4.47%
Yield on loans receivable, excluding PPP loans:	7.26%	6.52%	4.98%	4.53%	4.65%	6.93%	4.71%
Yield on loans receivable, excluding earned fees on all loans and interest on PPP loans:
Total average loans receivable	$2,194,761	$1,768,283	$1,683,310	$1,681,069	$1,750,825	$1,982,700	$1,695,772
Less: average PPP loans	(33,653)	(79,828)	(186,267)	(322,595)	(509,265)	(56,613)	(492,695)
Plus: average deferred fees on PPP loans	$894	$2,453	$6,370	$11,639	$14,213	$1,669	$12,510
Adjusted total average loans receivable	$2,162,002	$1,690,908	$1,503,413	$1,370,113	$1,255,773	$1,927,756	$1,215,587
Interest and earned fee income on loans	$40,166	$29,632	$25,134	$19,383	$19,365	$69,798	$37,595
Less: earned fee income on all loans	$(1,227)	$(2,729)	$(6,572)	$(3,533)	$(4,274)	$(3,956)	$(8,248)
Less: interest income on PPP loans	(81)	(192)	(461)	(796)	(1,257)	(273)	(2,426)
Adjusted interest income on loans	$38,858	$26,711	$18,101	$15,054	$13,834	$65,569	$26,921
Yield on loans receivable	7.34%	6.80%	5.92%	4.57%	4.44%	7.10%	4.47%
Yield on loans receivable, excluding earned fees on all loans (1):	7.12%	6.17%	4.37%	3.74%	3.46%	6.70%	3.49%
Yield on loans receivable, excluding earned fees on all loans and interest on PPP loans:	7.21%	6.41%	4.78%	4.36%	4.42%	6.86%	4.47%
(1) Non-GAAP measure - see previous table of "Non-GAAP Financial Measures" for more information.

(dollars in thousands; unaudited)	As of June 30, 2022	As of June 30, 2021
Adjusted Tier 1 leverage capital ratio, excluding PPP loans:
Company:
Tier 1 capital	$222,399	$157,450
Average assets for the leverage capital ratio	$2,895,487	$1,967,646
Less: Average PPP loans	(33,653)	(509,265)
Plus: Average PPPLF borrowings	-	107,047
Adjusted average assets for the leverage capital ratio	$2,861,833	$1,565,428
Tier 1 leverage capital ratio	7.68%	8.00%
Adjusted Tier 1 leverage capital ratio, excluding PPP loans	7.77%	10.06%
Bank:
Tier 1 capital	$240,870	$161,368
Average assets for the leverage capital ratio	$2,892,173	$1,966,528
Less: Average PPP loans	(33,653)	(509,265)
Plus: Average PPPLF borrowings	-	107,047
Adjusted average assets for the leverage capital ratio	$2,858,519	$1,564,310
Tier 1 leverage capital ratio	8.33%	8.21%
Adjusted Tier 1 leverage capital ratio, excluding PPP loans	8.43%	10.32%

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

Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decrease in current fair market values. Our objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. The Federal Open Market Committee raised interest rates 0.25% in mid-March 2022 and 1.25% in the second quarter of 2022 with additional increases expected in the future.  The impact of this and any future increases will impact financial results.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

(unaudited)
Change in Market Interest Rates	Twelve Month Projection June 30, 2022	Twelve Month Projection December 31, 2021
Static Balance Sheet and Rate Shifts
+400 basis points	20.9%	36.7%
+300 basis points	15.7%	27.2%
+200 basis points	10.6%	17.9%
+100 basis points	5.3%	8.5%
-100 basis points	(6.5)%	(9.7)%
-200 basis points	(10.9)%	(15.4)%
-300 basis points	(15.5)%	(19.9)%

Dynamic Balance Sheet and Rate Shifts
+400 basis points	23.1%	38.5%
+300 basis points	17.3%	28.7%
+200 basis points	11.6%	18.8%
+100 basis points	5.9%	9.1%
-100 basis points	(6.9)%	(11.8)%
-200 basis points	(11.4)%	(19.4)%
-300 basis points	(16.2)%	(23.0)%

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

The -200, and -300 basis point change in market interest rates no longer reflects viable interest rate changes as interest rates would have to go negative since the Fed Funds rate target range is set at 1.50% to 1.75%.  Until rates increase, these rate shock scenarios may not reflect what may happen to net interest income if interest rates were to go negative.

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

Change in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting occurred during the three months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which are incorporated by reference herein.  As of June 30, 2022, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three and six months ended June 30, 2022.

The Company did not repurchase any of its equity securities during the three and six months ended June 30, 2022 and does not have any authorized share repurchase programs.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1+	Employment agreement by and among Coastal Financial Corporation, Coastal Community Bank and Curt Queyrouze dated May 18, 2022.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter months ended June 30, 2022, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	August 4, 2022	By:	/s/ Eric M. Sprink
Eric M. Sprink
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 4, 2022	By:	/s/ Joel G. Edwards
Joel G. Edwards
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)