Form 10-Q
period 2022-09-30
COASTAL FINANCIAL CORP
filed 2022-11-09
CIK 1437958

Table of Contents,

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
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
_________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2022, there were 12,962,028 shares of the issuer’s common stock outstanding.

Table of Contents,
COASTAL FINANCIAL CORPORATION

Table of Contents,
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

Table of Contents,
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Table of Contents,

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands)

ASSETS
	September 30, 2022	December 31, 2021
Cash and due from banks	$37,482	$14,496
Interest earning deposits with other banks (restricted cash of $0 at September 30, 2022 and December 31, 2021)	373,246	798,665
Investment securities, available for sale, at fair value	97,621	35,327
Investment securities, held to maturity, at amortized cost	1,250	1,296
Other investments	10,581	8,478
Loans held for sale	43,314	—
Loans receivable	2,507,889	1,742,735
Allowance for loan losses	(59,282)	(28,632)
Total loans receivable, net	2,448,607	1,714,103
CCBX receivable	54,373	9,978
Premises and equipment, net	18,467	17,219
Operating lease right-of-use assets	5,293	6,105
Accrued interest receivable	13,114	8,105
Bank-owned life insurance, net	12,576	12,254
Deferred tax asset, net	13,997	6,818
Other assets	3,820	2,673
Total assets	$3,133,741	$2,635,517

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$2,837,066	$2,363,787
Federal Home Loan Bank ("FHLB") advances	—	24,999
Subordinated debt
Principal amount $25,000 (less unamortized debt issuance costs of $657 and $712 ) at September 30, 2022 and December 31, 2021, respectively	24,343	24,288
Junior subordinated debentures
Principal amount $3,609 (less unamortized debt issuance costs of $21 and $23 at September 30, 2022 and December 31, 2021, respectively)	3,588	3,586
Deferred compensation	648	744
Accrued interest payable	153	357
Operating lease liabilities	5,514	6,320
Other liabilities	33,696	10,214
Total liabilities	2,905,008	2,434,295
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at September 30, 2022 and December 31, 2021; issued and outstanding: zero shares at September 30, 2022 and December 31, 2021	—	—
Common stock, no par value:
Authorized: 300,000,000 shares at September 30, 2022 and December 31, 2021; 12,954,573 shares at September 30, 2022 issued and outstanding and 12,875,315 shares at December 31, 2021 issued and outstanding	123,944	121,845
Retained earnings	106,880	79,373
Accumulated other comprehensive (loss) income, net of tax	(2,091)	4
Total shareholders’ equity	228,733	201,222
Total liabilities and shareholders’ equity	$3,133,741	$2,635,517
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents,

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$52,328	$19,383	$122,126	$56,978
Interest on interest earning deposits with other banks	2,273	170	3,631	314
Interest on investment securities	554	24	1,188	76
Dividends on other investments	24	31	195	169
Total interest income	55,179	19,608	127,140	57,537
INTEREST EXPENSE
Interest on deposits	5,717	523	7,943	1,811
Interest on borrowed funds	273	278	854	992
Total interest expense	5,990	801	8,797	2,803
Net interest income	49,189	18,807	118,343	54,734
PROVISION FOR LOAN LOSSES	18,428	255	45,464	973
Net interest income after provision for loan losses	30,761	18,552	72,879	53,761
NONINTEREST INCOME
Deposit service charges and fees	986	956	2,858	2,768
Loan referral fees	—	723	810	2,126
Gain on sales of loans, net	—	206	—	367
Mortgage broker fees	24	187	232	702
Unrealized (loss) gain on equity securities, net	(133)	1,472	(135)	1,472
Gain on sale of bank branch including deposits and loans, net	—	—	—	1,263
Other income	236	302	814	542
Noninterest income, excluding BaaS program income and BaaS indemnification income	1,113	3,846	4,579	9,240
Servicing and other BaaS fees	1,079	1,313	3,407	3,046
Transaction fees	940	146	2,247	264
Interchange fees	738	188	1,798	333
Reimbursement of expenses	885	333	1,875	709
BaaS program income	3,642	1,980	9,327	4,352
BaaS credit enhancements	17,928	10	45,210	10
BaaS fraud enhancements	11,708	296	22,753	296
BaaS indemnification income	29,636	306	67,963	306
Total noninterest income	34,391	6,132	81,869	13,898
NONINTEREST EXPENSE
Salaries and employee benefits	14,506	9,961	37,829	26,560
Occupancy	1,147	1,037	3,366	3,085
Data processing and software licenses	1,670	1,333	4,719	3,457
Legal and professional fees	2,251	796	3,961	2,182
Point of sale expense	742	212	1,399	475
Excise taxes	588	407	1,501	1,154
Federal Deposit Insurance Corporation ("FDIC") assessments	850	400	2,309	820
Director and staff expenses	475	274	1,196	812
Marketing	69	130	242	344
Other expense	1,522	865	4,318	2,419
Noninterest expense, excluding BaaS loan and BaaS fraud expense	23,820	15,415	60,840	41,308
BaaS loan expense	15,560	419	36,079	609
BaaS fraud expense	11,707	296	22,752	296
BaaS loan and fraud expense	27,267	715	58,831	905
Total noninterest expense	51,087	16,130	119,671	42,213

Table of Contents,

Income before provision for income taxes	14,065	8,554	35,077	25,446
PROVISION FOR INCOME TAXES	2,964	1,870	7,570	5,731
NET INCOME	$11,101	$6,684	$27,507	$19,715
Basic earnings per common share	$0.86	$0.56	$2.13	$1.65
Diluted earnings per common share	$0.82	$0.54	$2.04	$1.58
Weighted average number of common shares outstanding:
Basic	12,938,200	11,999,899	12,921,814	11,982,009
Diluted	13,536,823	12,456,674	13,484,950	12,465,346
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents,

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET INCOME	$11,101	$6,684	$27,507	$19,715
OTHER COMPREHENSIVE LOSS, before tax
Securities available-for-sale
Unrealized holding (loss) income during the period	(946)	5	(2,652)	(35)
Income tax benefit related to unrealized holding loss	199	(1)	557	7
OTHER COMPREHENSIVE LOSS, net of tax	(747)	4	(2,095)	(28)
COMPREHENSIVE INCOME	$10,354	$6,688	$25,412	$19,687
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents,

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands)

	Shares of Common Stock	Amount of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, June 30, 2021	12,007,669	$88,699	$65,399	$2	$154,100
Net income	—	—	6,684	—	6,684
Exercise of stock options	4,438	30	—	—	30
Stock-based compensation	—	268	—	—	268
Other comprehensive income, net of tax	—	—	—	4	4
BALANCE, September 30, 2021	12,012,107	$88,997	$72,083	$6	$161,086

BALANCE, December 31, 2020	11,954,327	$87,815	$52,368	$34	$140,217
Net income	—	—	19,715	—	19,715
Issuance of restricted stock awards	10,714	—	—	—	—
Vesting of restricted stock units	7,851	—	—	—	—
Exercise of stock options	39,215	280	—	—	280
Stock-based compensation	—	902	—	—	902
Other comprehensive loss, net of tax	—	—	—	(28)	(28)
BALANCE, September 30, 2021	12,012,107	$88,997	$72,083	$6	$161,086

BALANCE, June 30, 2022	12,948,623	$123,226	$95,779	$(1,344)	$217,661
Net income	—	—	11,101	—	11,101
Vesting of restricted stock units	500	—	—	—	—
Exercise of stock options	5,450	34	—	—	34
Stock-based compensation	—	684	—	—	684
Other comprehensive loss, net of tax	—	—	—	(747)	(747)
BALANCE, September 30, 2022	12,954,573	$123,944	$106,880	$(2,091)	$228,733

BALANCE, December 31, 2021	12,875,315	$121,845	$79,373	$4	$201,222
Net income	—	—	27,507	—	27,507
Issuance of restricted stock awards	10,396	—	—	—	—
Vesting of restricted stock units	27,137	—	—	—	—
Exercise of stock options	41,725	311	—	—	311
Stock-based compensation	—	1,788	—	—	1,788
Other comprehensive loss, net of tax	—	—	—	(2,095)	(2,095)
BALANCE, September 30, 2022	12,954,573	$123,944	$106,880	$(2,091)	$228,733
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents,

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,507	$19,715
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	45,464	973
Depreciation and amortization	1,338	1,170
Loss on disposition of fixed assets	35	—
Decrease in operating lease right-of-use assets	812	789
Decrease in operating lease liabilities	(806)	(781)
Gain on sales of loans	—	(367)
Proceeds from sale of loans related to sale of bank branch	—	4,092
Net (premium amortization)/discount accretion on investment securities	(45)	21
Unrealized holding loss (gain) on equity investment	135	(1,472)
Stock-based compensation	1,788	902
Gain on sale of bank branch, including deposits and loans	—	(1,263)
Increase in bank-owned life insurance value	(269)	(212)
Deferred tax benefit	(6,623)	(1)
Net change in CCBX receivable	(44,395)	(472)
Net change in other assets and liabilities	17,082	189
Total adjustments	14,517	3,568
Net cash provided by operating activities	42,024	23,283
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest earning deposits with other banks	425,419	(493,851)
Purchase of investment securities available for sale	(134,912)	(57,495)
Change in other investments, net	(2,238)	(818)
Principal paydowns of investment securities available-for-sale	14	25
Principal paydowns of investment securities held-to-maturity	44	737
Maturities and calls of investment securities available-for-sale	70,000	45,000
Purchase of bank owned life insurance	(53)	(4,872)
Proceeds from sales of loans held for sale	84,878	—
Proceeds from sales of loan participations	10,300	915
Purchase of loans	(165,790)	—
Increase in loans receivable, net	(752,670)	(165,122)
Net cash transfer for branch sale	—	(19,980)
Purchases of premises and equipment, net	(2,621)	(2,188)
Net cash used by investing activities	(467,629)	(697,649)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and money market, and savings	482,863	837,277
Net decrease in time deposits	(9,584)	(10,981)
Net repayment from long term FHLB borrowing	(24,999)	—
Increase from subordinated debt proceeds	—	24,263
Decrease from subordinated debt repayment	—	(10,000)
Net advances from Paycheck Protection Program Liquidity Facility	—	(153,716)
Proceeds from exercise of stock options	311	280
Net cash provided by financing activities	448,591	687,123
NET CHANGE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	22,986	12,757
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	14,496	18,965
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of quarter	$37,482	$31,722
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES

Table of Contents,

Interest paid	$9,001	$3,187
Income taxes paid	11,430	6,809
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$(2,095)	$(35)
In conjunction with ASU 2016-02 as detailed in Note 6 to the Unaudited Consolidated Financial Statements, the following assets and liabilities were recognized:
Operating lease right-of-use assets	$—	$41
Operating lease liabilities	$—	$(41)
Non-cash investing and financing activities:
Transfer from loans to loans held for sale	$128,193	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents,

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
Financial statement presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting requirements and with instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2022. Operating results for the three months and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the entire year.
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

Table of Contents,
Accounting policy update– During the nine months ended September 30, 2022, the Company transferred $128.2 million in CCBX loans receivable to loans held for sale. These CCBX loans held for sale consist of the portion of CCBX partner loans that the Company intends to sell back to the originating CCBX partner at par. As of September 30, 2022 there were $43.3 million in CCBX partner loans held for sale recorded at par, compared to zero at December 31, 2021.
Community bank loans held-for-sale consist of the guaranteed portion of SBA loans and United States Department of Agriculture (“USDA”) loans the Company intends to sell after origination and are reflected at the lower of aggregate cost or fair value. Loans are generally sold with servicing of the sold portion retained by the Company when the sale of the loan occurs, the premium received is combined with the estimated present value of future cash flows on the related servicing asset and recorded as a gain on sale of loans in noninterest income. There were no community bank loans held for sale at September 30, 2022 or December 31, 2021.
Subsequent Events - The Company has evaluated events and transactions subsequent to September 30, 2022 for potential recognition or disclosure.
On November 1, 2022 the Company completed its private placement of $20.0 million in fixed-to-floating rate subordinated notes due November 1, 2032 (the “Notes”). The Notes will bear interest at a fixed annual rate of 7.00% for the first five years and will reset quarterly thereafter to the then-current three-month Secured Overnight Financing Rate ("SOFR") plus 290 basis points. The Company intends to use the net proceeds from the offering for general corporate purposes. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after November 1, 2027, or at any time, in whole but not in part, upon certain other specified events prior to the Notes’ maturity on November 1, 2032.
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

Table of Contents,
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for TDR loans by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. This ASU is effective upon adoption of ASU 2016-13. The Company is evaluating the impact this ASU will have on its financial position or results of operations.
Note 3 - Investment Securities
The amortized cost and fair values of investments in debt securities at the date indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands; unaudited)
September 30, 2022
Available-for-sale
U.S. Treasury securities	$99,960	$—	$(2,644)	$97,316
U.S. Agency collateralized mortgage obligations	57	—	(3)	54
U.S. Agency residential mortgage-backed securities	1	—	—	1
Municipal bonds	250	—	—	250
Total available-for-sale securities	100,268	—	(2,647)	97,621
Held-to-maturity
U.S. Agency residential mortgage-backed securities	1,250	—	(118)	1,132
Total investment securities	$101,518	$—	$(2,765)	$98,753

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands; unaudited)
December 31, 2021
Available-for-sale
U.S. Treasury securities	$34,999	$—	$(1)	$34,998
U.S. Agency collateralized mortgage obligations	68	2	—	70
U.S. Agency residential mortgage-backed securities	3	—	—	3
Municipal bonds	252	4	—	256
Total available-for-sale securities	35,322	6	(1)	35,327
Held-to-maturity
U.S. Agency residential mortgage-backed securities	1,296	52	—	1,348
Total investment securities	$36,618	$58	$(1)	$36,675

Table of Contents,
The amortized cost and fair value of debt securities at September 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers or the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are shown separately, since they are not due at a single maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands; unaudited)
September 30, 2022
Amounts maturing in
One year or less	$—	$—	$—	$—
After one year through five years	100,211	97,567	—	—
	100,211	97,567	—	—
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	57	54	1,250	1,132
	$100,268	$97,621	$1,250	$1,132
Investments in debt securities with an amortized cost of $38.0 million and $36.0 million at September 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law. During the three months ended September 30, 2022, $10.0 million in U.S. Treasury securities matured. During the nine months ended September 30, 2022, five U.S. Treasury securities were purchased for $135.0 million for their higher yielding return compared to cash on deposit with other banks, and $70.0 million in U.S. Treasury securities matured during the nine months ended September 30, 2022.
There were no sales of securities during the three or nine months ended September 30, 2022 or 2021.
There were eight securities with a $2.8 million unrealized loss as of September 30, 2022. There were four securities in an unrealized loss position as of December 31, 2021. The following table shows the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands; unaudited)
September 30, 2022
Available-for-sale
U.S. Treasury securities	$97,316	$2,644	$—	$—	$97,316	$2,644
U.S. Agency collateralized mortgage obligations	1	—	—	—	1	—
Municipals	250	—	—	—	250	—
U.S. Agency residential mortgage-backed securities	54	3	—	—	54	3
Total available-for-sale securities	97,621	2,647	—	—	97,621	2,647
Held-to-maturity
U.S. Agency residential mortgage-backed securities	1,132	118	—	—	1,132	118
Total investment securities	$98,753	$2,765	$—	$—	$98,753	$2,765

Table of Contents,
Management has evaluated the above securities and does not believe that any individual unrealized loss as of September 30, 2022, represents an other-than-temporary impairment (“OTTI”). Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. Management believes there is a high probability of collecting all contractual amounts due, because the majority of the securities in the portfolio are backed by government agencies or government sponsored enterprises. However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one year time horizon or perhaps even until maturity.
Note 4 - Loans and Allowance for Loan Losses
During the quarter ended September 30, 2022, $48.1 million in CCBX loans were transferred to loans held for sale, with $64.8 million in loans sold, at par; $43.3 million remains in loans held for sale as of September 30, 2022. At December 31, 2021, there were no loans held for sale. The loans held for sale are residential real estate secured lines of credit.
The composition of the loan portfolio is as follows as of the periods indicated:

	September 30,	December 31,
	2022	2021
	(dollars in thousands; unaudited)
Commercial and industrial loans	$339,928	$419,060
Real estate loans:
Construction, land, and land development	224,188	183,594
Residential real estate	402,781	204,389
Commercial real estate	1,024,067	835,587
Consumer and other loans	523,536	108,871
Gross loans receivable	2,514,500	1,751,501
Net deferred origination fees and premiums	(6,611)	(8,766)
Loans receivable	$2,507,889	$1,742,735
Included in commercial and industrial loans are PPP loans of $5.8 million at September 30, 2022 and $111.8 million at December 31, 2021. PPP loans are 100% guaranteed by the Small Business Administration (“SBA”). PPP loans had net deferred origination fees of $111,000 as of September 30, 2022, and $3.6 million as of December 31, 2021. Also included in commercial and industrial loans as of September 30, 2022 and December 31, 2021, is $174.3 million and $202.9 million, respectively in capital call lines, provided to venture capital firms through one of our BaaS clients. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our BaaS client and the underwriting is reviewed and approved by the Bank on every line.
Included in consumer and other loans are overdrafts of $3.8 million and $1.3 million at September 30, 2022 and December 31, 2021, respectively.
The Company has pledged loans totaling $233.0 million and $183.5 million at September 30, 2022 and December 31, 2021, respectively, for borrowing lines at the FHLB and FRB.
The balance of SBA and USDA loans and participations sold and serviced for others totaled $14.8 million and $19.3 million at September 30, 2022 and December 31, 2021, respectively.
The balance of Main Street Lending Program (“MSLP”) loans including participations to others with servicing retained totaled $58.0 million and $56.3 million at September 30, 2022 and December 31, 2021, respectively, with $3.1 million and $4.8 million in MSLP loans on the balance sheet and included in commercial and industrial loans at September 30, 2022, and December 31, 2021, respectively.

Table of Contents,
The Company, at times, purchases individual loans through the community bank at fair value as of the acquisition date. The Company held purchased loans with remaining balances that totaled $9.7 million and $12.8 million as of September 30, 2022 and December 31, 2021, respectively. Unamortized premiums on these loans totaled $173,000 and $223,000 as of September 30, 2022 and December 31, 2021, respectively, and are amortized into interest income over the life of the loans.
The Company, at times, purchases participations of loans and held purchased participation loans with remaining balances totaling $58.9 million and $27.9 million as of September 30, 2022 and December 31, 2021, respectively.
The Company purchased loans from a CCBX partner, at par, through agreements with that CCBX partner, and those loans had a remaining balance of $183.1 million as of September 30, 2022 and $59.7 million as of December 31, 2021. As of September 30, 2022, $167.3 million is included in consumer and other loans and $15.8 million is included in commercial and industrial loans, compared to $59.4 million in consumer and other loans and $28.1 million in commercial and industrial loans as of December 31, 2021.
The following is a summary of the Company’s loan portfolio segments:
Commercial and industrial loans – Commercial and industrial loans are secured by business assets including inventory, receivables and machinery and equipment of businesses located generally in the Company’s primary market area and capital calls on venture and investment funds. Also included in commercial and industrial loans are $15.8 million in unsecured CCBX partner loans. Loan types include PPP loans, revolving lines of credit, term loans, and loans secured by liquid collateral such as cash deposits or marketable securities. Also included in commercial and industrial loans are loans to other financial institutions. Additionally, the Company issues letters of credit on behalf of its customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.
As of September 30, 2022, $174.3 million in CCBX capital call lines are included in commercial and industrial loans compared to $202.9 million at December 31, 2021. Capital call lines are provided to venture capital firms. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every line/loan. Capital call lines bear a lower rate of interest, but have less credit risk due to the way the loans are structured compared to other commercial loans.
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
As of September 30, 2022, $203.9 million in CCBX loans are included in residential real estate loans, compared to $36.9 million at December 31, 2021. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card. Home equity lines of credit are classified as residential real estate per regulatory guidelines.

Table of Contents,
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
Consumer and other loans – The community bank originates a limited number of consumer loans, generally for banking customers only, which consist primarily of lines of credit, saving account secured loans, and auto loans. CCBX originates consumer loans including credit cards, consumer term loans and secured and unsecured lines of credit. This loan category also includes overdrafts. Repayment of these loans is dependent on the borrower’s ability to pay and the fair value of the underlying collateral.
As of September 30, 2022, $521.3 million in CCBX loans are included in consumer and other loans compared to $106.8 million at December 31, 2021.
The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
September 30, 2022
Commercial and industrial loans	$588	$224	$812	$339,116	$339,928	$138
Real estate loans:
Construction, land and land development	—	66	66	224,122	224,188	—
Residential real estate	707	638	1,345	401,436	402,781	638
Commercial real estate	6,901	—	6,901	1,017,166	1,024,067	—
Consumer and other loans	27,867	15,045	42,912	480,624	523,536	15,045
	$36,063	$15,973	$52,036	$2,462,464	$2,514,500	$15,821
Less net deferred origination fees and premiums					(6,611)
Loans receivable					$2,507,889

Table of Contents,

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
December 31, 2021
Commercial and industrial loans	$259	$38	$297	$418,763	$419,060	$—
Real estate loans:
Construction, land and land development	—	—	—	183,594	183,594	—
Residential real estate	809	94	903	203,486	204,389	39
Commercial real estate	—	—	—	835,587	835,587	—
Consumer and other loans	3,901	1,467	5,368	103,503	108,871	1,467
	$4,969	$1,599	$6,568	$1,744,933	$1,751,501	$1,506
Less net deferred origination fees and premiums					(8,766)
Loans receivable					$1,742,735
There were $15.8 million in loans past due 90 days or more and still accruing interest as of September 30, 2022, and $1.5 million as of December 31, 2021. The increase is attributed to installment/closed-end, and revolving/open-end consumer loans originated by CCBX lending partners which continue to accrue interest until 120 and 180 days past due, respectively.
The following table is a summary of information pertaining to impaired loans as of the period indicated. Loans originated by CCBX partners are reported using pool accounting and are not subject to impairment analysis, therefore CCBX loans are not included in this table.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	(dollars in thousands; unaudited)
September 30, 2022
Commercial and industrial loans	$106	$8	$86	$94	$76
Real estate loans:
Construction, land and land development	67	66	—	66	—
Residential real estate	—	—	—	—	—
Commercial real estate	6,901	6,901	—	6,901	—
Total	$7,074	$6,975	$86	$7,061	$76

December 31, 2021
Commercial and industrial loans	$173	$—	$166	$166	$132
Real estate loans:
Residential real estate	69	55	—	55	—
Total	$242	$55	$166	$221	$132

Table of Contents,
The following tables summarize the Company’s average recorded investment and interest income recognized on impaired loans by loan class for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30, 2022		September 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands; unaudited)
Commercial and industrial loans	$103	$—	$489	$—
Real estate loans:
Construction, land and land development	67	—	—	—
Residential real estate	26	—	111	—
Commercial real estate	38	—	—	—
Total	$234	$—	$600	$—

	Nine Months Ended
	September 30, 2022		September 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands; unaudited)
Commercial and industrial loans	$125	$—	$498	$—
Real estate loans:
Construction, land and land development	33	—	—	—
Residential real estate	41	—	143	—
Commercial real estate	19	—	—	—
Total	$218	$—	$641	$—
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
No loans were restructured in the three and nine months ended September 30, 2022 and 2021 that qualified as TDRs. The Company has no commitments to loan additional funds to borrowers whose loans were classified as TDRs at September 30, 2022, as there were no outstanding TDRs at September 30, 2022.
Generally, the accrual of interest on community bank loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are 90 days past due as to either principal or interest, unless they are well secured and in the process of collection.  Installment/closed-end, and revolving/open-end consumer loans originated by CCBX lending partners will continue to accrue interest until 120 and 180 days past due, respectively and an allowance is recorded through provision expense for these probable incurred losses. Any principal and interest outstanding on revolving/open-end loans at greater than 180 days past due is charged off against the allowance.  Any accrued interest outstanding on installment/closed-end loans at 120 days past due is reversed against interest income.  These consumer loans are reported as substandard, 90 days or more days past due and still accruing.
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

Table of Contents,
An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	September 30,	December 31,
	2022	2021
	(dollars in thousands; unaudited)
Commercial and industrial loans	$94	$166
Real estate loans:
Construction, land and land development	66	—
Residential real estate	—	55
Commercial real estate	6,901	—
Total nonaccrual loans	$7,061	$221
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

Table of Contents,
Loans by credit quality risk rating are as follows as of the periods indicated:

	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands; unaudited)
September 30, 2022
Commercial and industrial loans	$331,384	$8,255	$289	$—	$339,928
Real estate loans:
Construction, land, and land development	224,122	—	66	—	224,188
Residential real estate	402,041	102	638	—	402,781
Commercial real estate	1,009,487	7,680	6,900	—	1,024,067
Consumer and other loans	508,492	—	15,044	—	523,536
	$2,475,526	$16,037	$22,937	$—	2,514,500
Less net deferred origination fees					(6,611)
Loans receivable					$2,507,889
December 31, 2021
Commercial and industrial loans	$416,642	$2,180	$238	$—	$419,060
Real estate loans:
Construction, land, and land development	183,594	—	—	—	183,594
Residential real estate	204,173	122	94	—	204,389
Commercial real estate	824,676	10,911	—	—	835,587
Consumer and other loans	107,404	—	1,467	—	108,871
	$1,736,489	$13,213	$1,799	$—	1,751,501
Less net deferred origination fees					(8,766)
Loans receivable					$1,742,735
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

Table of Contents,
CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for loan losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by absorbing incurred losses. In accordance with accounting guidance, we estimate and record a provision for probable losses for these CCBX loans and reclassified negative deposit accounts. When the provision for CCBX loan losses and provision for unfunded commitments are recorded, a receivable is also recorded on the balance sheet through noninterest income (BaaS credit enhancements). Incurred losses are recorded in the allowance for loan losses. The receivable is relieved when credit enhancement recoveries are received from the CCBX partner. Although agreements with our CCBX partners include credit enhancements that provide protection to the Bank from credit and fraud losses, the Bank would be exposed to additional loan losses if our partner is unable to fulfill their contracted obligations. In accordance with the program agreement and for true lender purposes for a CCBX partner only, the Company is responsible for credit losses on approximately 10% of a $77.9 million loan portfolio. At September 30, 2022, 10% of this portfolio represented $7.8 million in loans. The partner is responsible for credit losses on approximately 90% of this portfolio and for fraud losses on 100% of this portfolio. The Company earns 100% of the revenue on the aforementioned $7.8 million of loans. Additionally, as of September 30, 2022, no losses have been incurred or recognized on the $7.8 million in loans for which the Company is responsible for credit losses.

Table of Contents,
The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio, as of and for the three and nine months ended September 30, 2022 and 2021:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands; unaudited)
Three Months Ended September 30, 2022
ALLL balance, June 30, 2022	$4,066	$7,999	$7,171	$4,740	$23,810	$1,572	$49,358
Provision for loan losses or (recapture)	298	(145)	2,260	(215)	16,402	(172)	18,428
	4,364	7,854	9,431	4,525	40,212	1,400	67,786
Loans charged-off	(360)	—	(105)	—	(8,048)	—	(8,513)
Recoveries of loans previously charged-off	2	—	—	—	7	—	9
Net (charge-offs) recoveries	(358)	—	(105)	—	(8,041)	—	(8,504)
ALLL balance, September 30, 2022	$4,006	$7,854	$9,326	$4,525	$32,171	$1,400	$59,282

Nine Months Ended September 30, 2022
ALLL balance, December 31, 2021	$3,221	$6,984	$4,598	$6,590	$7,092	$147	$28,632
Provision for loan losses or (recapture)	1,144	870	4,833	(2,065)	39,429	1,253	45,464
	4,365	7,854	9,431	4,525	46,521	1,400	74,096
Loans charged-off	(398)	—	(105)	—	(14,360)	—	(14,863)
Recoveries of loans previously charged-off	39	—	—	—	10	—	49
Net (charge-offs) recoveries	(359)	—	(105)	—	(14,350)	—	(14,814)
ALLL balance, September 30, 2022	$4,006	$7,854	$9,326	$4,525	$32,171	$1,400	$59,282

As of September 30, 2022
ALLL amounts allocated to
Individually evaluated for impairment	$76	$—	$—	$—	$—	$—	$76
Collectively evaluated for impairment	3,930	7,854	9,326	4,525	32,171	1,400	59,206
ALLL balance, September 30, 2022	$4,006	$7,854	$9,326	$4,525	$32,171	$1,400	$59,282
Loans individually evaluated for impairment	$94	$66	$—	$6,901	$—		$7,061
Loans collectively evaluated for impairment	339,834	224,122	402,781	1,017,166	523,536		2,507,439
Loan balance, September 30, 2022	$339,928	$224,188	$402,781	$1,024,067	$523,536		$2,514,500

Three Months Ended September 30, 2021
ALLL balance, June 30, 2021	$3,317	$4,520	$3,302	$8,057	$84	$686	$19,966
Provision for loan losses or (recapture)	8	1,410	(49)	(1,420)	11	295	255
	3,325	5,930	3,253	6,637	95	981	20,221
Loans charged-off	—	—	—	—	(31)	—	(31)
Recoveries of loans previously charged-off	16	—	—	—	16	—	32
Net (charge-offs) recoveries	16	—	—	—	(15)	—	1
Balance, September 30, 2021	$3,341	$5,930	$3,253	$6,637	$80	$981	$20,222

Nine Months Ended September 30, 2021
Balance, December 31, 2020	$3,353	$3,545	$3,410	$7,810	$127	$1,017	$19,262
Provision for loan losses or (recapture)	(17)	2,385	(157)	(1,173)	(29)	(36)	973
	3,336	5,930	3,253	6,637	98	981	20,235
Loans charged-off	(16)	—	—	—	(45)	—	(61)
Recoveries of loans previously charged-off	21	—	—	—	27	—	48
Net (charge-offs) recoveries	5	—	—	—	(18)	—	(13)
Balance, September 30, 2021	$3,341	$5,930	$3,253	$6,637	$80	$981	$20,222

Table of Contents,
The following table summarizes the allocation of the ALLL attributed to various segments in the loan portfolio as of December 31, 2021.

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands; unaudited)
As of December 31, 2021
ALLL amounts allocated to
Individually evaluated for impairment	$132	$—	$—	$—	$—	$—	$132
Collectively evaluated for impairment	3,089	6,984	4,598	6,590	7,092	147	28,500
ALLL balance, December 31, 2021	$3,221	$6,984	$4,598	$6,590	$7,092	$147	$28,632
Loans individually evaluated for impairment	$166	$—	$55	$—	$—		$221
Loans collectively evaluated for impairment	418,894	183,594	204,334	835,587	108,871		1,751,280
Loan balance, December 31, 2021	$419,060	$183,594	$204,389	$835,587	$108,871		$1,751,501
Note 5 - Deposits
The composition of consolidated deposits consisted of the following at the periods indicated:

	September 30, 2022	December 31, 2021
	(dollars in thousands; unaudited)
Demand, noninterest bearing	$813,217	$1,355,908
NOW and money market	1,807,105	789,709
Savings	107,508	103,956
Total core deposits	2,727,830	2,249,573
BaaS-brokered deposits	75,363	70,757
Time deposits less than $250,000	24,575	31,057
Time deposits $250,000 and over	9,298	12,400
Total deposits	$2,837,066	$2,363,787
The following table presents the maturity distribution of time deposits as of September 30, 2022:

(dollars in thousands; unaudited)
Twelve months	$25,679
One to two years	5,460
Two to three years	1,682
Three to four years	905
Four to five years	147
$33,873
Our CCBX partners originate deposits and these deposits were primarily noninterest bearing prior to the rate increases in 2022 by the Federal Open Market Committee (“FOMC”). As a result of the interest rate increases, a significant portion of CCBX deposits that were not earning interest were reclassified to interest bearing deposits from noninterest bearing deposits during the first and second quarters of 2022.  These CCBX deposits were reclassified because the current interest rate exceeded the minimum interest rate set in their respective program agreements, as a result of the first and second quarter 2022 interest rate increases. We do not expect additional CCBX deposits will be reclassified as a result of future rate increases.

Table of Contents,
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
Operating leases with terms of 12 months or less are not included in ROU assets and operating lease liabilities recorded in the Company’s consolidated balance sheets. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis. At September 30, 2022, lease expiration dates ranged from four months to 22.4 years, with additional renewal options on certain leases typically ranging from 5 to 10 years. At September 30, 2022, the weighted average remaining lease term inclusive of renewal options that the Company is reasonably certain to renew for the Company’s operating leases was 8.2 years.
Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $351,000 and $1.0 million, respectively, for the three and nine months ended September 30, 2022, and $343,000 and $1.0 million respectively, for the three and nine months ended September 30, 2021. Variable lease components, such as inflation adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.
The following table presents the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew, at September 30, 2022:

(dollars in thousands; unaudited)	September 30, 2022

October 1 to December 31, 2022	$326
2023	1,272
2024	864
2025	713
2026	719
2027 and thereafter	2,490
Total lease payments	6,384
Less: amounts representing interest	870
Present value of lease liabilities	$5,514

Table of Contents,
The following table presents the components of total lease expense and operating cash flows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(dollars in thousands; unaudited)
Lease expense:
Operating lease expense	$320	$321	$961	$962
Variable lease expense	52	37	137	108
Total lease expense (1)	$372	$358	$1,098	$1,070
Cash paid:
Cash paid reducing operating lease liabilities	$371	$356	$1,090	$1,061
(1)Included in net occupancy expense in the Condensed Consolidated Statements of Income (unaudited).
The Company entered into a five-year prepaid capital lease for ATM machines beginning October 1, 2021. The equipment is recorded as fixed assets on the Company’s balance sheet and depreciation expense is recognized on a straight-line basis over the term of the lease. Depreciation expense was $32,000 and $96,000, respectively, for the three and nine months ended September 30, 2022 and $34,000 and $100,000, respectively, for the three and nine months ended September 30, 2021, with $384,000 remaining as of September 30, 2022.
Note 7 - Stock-Based Compensation -
Stock Options and Restricted Stock
The 2018 Coastal Financial Corporation Omnibus Plan (2018 Plan) authorizes the Company to grant awards, including but not limited to, stock options, restricted stock units, and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. On May 24, 2021, the Company’s shareholders approved the First Amendment to the 2018 Plan, which increased the authorized plan shares by 600,000. The 2018 Plan replaces both the 2006 Plan and the Directors’ Stock Bonus Plan (2006 Plan). Existing awards will vest under the terms granted and no further awards will be granted under these prior plans. Shares available to be granted under the 2018 plan were 522,378 at September 30, 2022.
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
There were no new stock options granted in the three and nine months ended September 30, 2022 and 2021.

Table of Contents,
A summary of stock option activity under the 2018 Plan and 2006 Plan during the nine months ended September 30, 2022:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts; unaudited)
Outstanding at December 31, 2021	694,519	$7.79	4.0	$29,744
Granted	—	—
Exercised	(41,725)	$7.46
Forfeited or expired	(8,460)	9.92
Outstanding at September 30, 2022	644,334	$7.79	3.2	$20,589
Vested or expected to vest at September 30, 2022	644,334	$7.79	3.2	$20,589
Exercisable at September 30, 2022	397,553	$6.77	2.2	$13,108
The total or aggregate intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the three and nine months ended September 30, 2022 was $186,000 and $1.6 million, respectively. The total or aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2021 was $101,000 and $775,000, respectively.
As of September 30, 2022, there was $1.2 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan and 2006 Plan. Total unrecognized compensation costs are adjusted for unvested forfeitures. The Company expects to recognize that cost over a remaining weighted-average period of approximately 4.7 years. Compensation expense recorded related to stock options was $65,000 and $253,000 for the three and nine months ended September 30, 2022, respectively and $92,000 and $273,000 for the three and nine months ended September 30, 2021, respectively.
Restricted Stock Units
In the first quarter of 2022, the Company granted 53,721 restricted stock units under the 2018 Plan to employees, which vest ratably over 4 years and 150 restricted stock units which vest ratably over 10 years. In the second quarter of 2022, the Company granted 9,831 restricted stock units under the 2018 Plan to employees, which vest ratably over 5 years and 7,000 restricted stock units that vest ratably over 3 years. Additionally, the Company granted 53,000 performance-based restricted stock units under the 2018 Plan to an employee, that vest on June 1, 2028, the quantity of which is dependent upon achievement of specified performance goals. In the third quarter of 2022, the Company granted 20,000 restricted stock units under the 2018 Plan to employees, which vest in two blocks: 10,000 vest after 5 years and the remaining 10,000 vest after 7.5 years.
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
As of September 30, 2022, there was $9.4 million of total unrecognized compensation cost related to nonvested restricted stock units. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 3.6 years. Compensation expense recorded related to restricted stock units was $518,000 and $1.3 million for the three and nine months ended September 30, 2022, respectively and $133,000 and $367,000 for the three and nine months ended September 30, 2021, respectively.

Table of Contents,
A summary of the Company’s nonvested RSUs at September 30, 2022 and changes during the nine month period is presented below:

Nonvested shares - RSUs	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2021	269,844	$21.70	$7,803
Granted	143,702	$39.61
Forfeited	(5,716)	$24.66
Vested	(26,137)	$19.79
Nonvested shares at September 30, 2022	381,693	$28.52	$4,268
Restricted Stock Awards
Employees
There were no new restricted stock awards granted in the three or nine months ended September 30, 2022. The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.
As of September 30, 2022, there was $48,000 of total unrecognized compensation cost related to nonvested restricted stock awards. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 5.4 years. Compensation expense recorded related to restricted stock awards was $2,000 and $7,000 for the three and nine months ended September 30, 2022, respectively and $3,000 and $132,000 for the three and nine months ended September 30, 2021, respectively.
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
There were 10,396 new shares granted during the three and nine months ended September 30, 2022. As of September 30, 2022, there was $249,000 of total unrecognized compensation expense related to director restricted stock awards which the Company expects to recognize over the remaining average vesting period of approximately 0.6 years. Director compensation expense recorded related to the 2018 Plan totaled $98,000 and $196,000 for the three and nine months ended September 30, 2022, respectively, and $43,000 and $133,000 for the three and nine months ended September 30, 2021, respectively.

Table of Contents,
A summary of the Company’s nonvested shares at September 30, 2022 and changes during the nine-month period is presented below:

Nonvested shares - RSAs	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2021	10,203	$23.78	$274
Granted	10,396	$37.30
Forfeited	—	$—
Vested	(7,203)	$26.27
Nonvested shares at September 30, 2022	13,396	$32.94	$91
Note 8 - Fair Value Measurements
The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	September 30, 2022		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$37,482	$37,482	$37,482	$—	$—
Interest earning deposits with other banks	373,246	373,246	373,246	—	—
Investment securities	98,871	98,753	97,316	1,437	—
Other investments	10,581	10,581	—	8,009	2,572
Loans held for sale	43,314	43,314	—	43,314
Loans receivable	2,507,889	2,548,820	—	—	2,548,820
Accrued interest receivable	13,114	13,114	—	13,114	—
Financial liabilities
Deposits	$2,837,066	2,836,117	$—	$2,836,117	$—
Subordinated debt	24,343	21,643	—	21,643	—
Junior subordinated debentures	3,588	3,464	—	3,464	—
Accrued interest payable	153	153	—	153	—

Table of Contents,

	December 31, 2021		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$14,496	$14,496	$14,496	$—	$—
Interest earning deposits with other banks	798,665	798,665	798,665	—	—
Investment securities	36,623	36,675	34,998	1,677	—
Other investments	8,478	8,478	—	6,156	2,322
Loans receivable, net	1,714,103	1,686,124	—	—	1,686,124
Accrued interest receivable	8,105	8,105	—	8,105	—
Financial liabilities
Deposits	$2,363,787	$2,363,624	$—	$2,363,624	$—
FHLB advances	24,999	24,447	—	24,447	—
Subordinated debt	24,288	21,891	—	21,891	—
Junior subordinated debentures	3,586	2,771	—	2,771	—
Accrued interest payable	357	357	—	357	—
The Company measures and discloses certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (that is, not a forced liquidation or distressed sale). GAAP establishes a consistent framework for measuring fair value and disclosure requirements about fair value measurements. Among other things, the accounting standard requires the reporting entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s estimates for market assumptions. These two types of inputs create the following fair value hierarchy:
•Level 1 – Quoted prices in active markets for identical instruments. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.
•Level 2 – Observable inputs other than Level 1 including quoted prices in active markets for similar instruments, quoted prices in less active markets for identical or similar instruments, or other observable inputs that can be corroborated by observable market data.
•Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs from nonbinding single dealer quotes not corroborated by observable market data.
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

Table of Contents,
Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
September 30, 2022
Available-for-sale
U.S. Treasury securities	$97,316	$—	$—	$97,316
U.S. Agency collateralized mortgage obligations	—	1	—	1
U.S. Agency residential mortgage-backed securities	—	54	—	54
Municipals	—	250	—	250
	$97,316	$305	$—	$97,621
December 31, 2021
Available-for-sale
U.S. Treasury securities	$34,998	$—	$—	$34,998
U.S. Agency collateralized mortgage obligations	—	70	—	70
U.S. Agency residential mortgage-backed securities	—	3	—	3
Municipals	—	256	—	256
	$34,998	$329	$—	$35,327
The following methods were used to estimate the fair value of the class of financial instruments above:
Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.
Limitations: The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2022 and December 31, 2021. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
September 30, 2022
Impaired loans	$—	$—	$7,061	$7,061
Equity securities			2,572	2,572
Total	$—	$—	$9,633	$9,633

December 31, 2021
Impaired loans	$—	$—	$221	$221
Equity securities			2,322	2,322
Total	$—	$—	$2,543	$2,543
The amounts disclosed above represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair value as of the dates reported on.

Table of Contents,
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
Assets measured at fair value using significant unobservable inputs (Level 3)
The following table presents the carrying value of equity securities without readily determinable fair values, as of September 30, 2022, with adjustments recorded during the periods presented for those securities with observable price changes, if applicable. These equity securities are included in other investments on the balance sheet.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands; unaudited)	2022	2021	2022	2021
Carrying value, beginning of period	$2,672	$850	$2,322	$850
Purchases	—	—	350	—
Net change recognized in earnings	(100)	1,472	(100)	1,472
Carrying value, end of period	$2,572	$2,322	$2,572	$2,322
The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the dates indicated:

(unaudited)	Valuation Technique	Unobservable Inputs	September 30, 2022 Weighted Average Rate	December 31, 2021 Weighted Average Rate
Impaired loans	Collateral valuations	Discount to appraised value	8.0%	8.0%

Table of Contents,
Note 9 - Earnings Per Common Share
The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(dollars in thousands, except share data; unaudited)
Net Income	$11,101	$6,684	$27,507	$19,715
Basic weighted average number common shares outstanding	12,938,200	11,999,899	12,921,814	11,982,009
Dilutive effect of equity-based awards	598,623	456,775	563,136	483,337
Diluted weighted average number common shares outstanding	13,536,823	12,456,674	13,484,950	12,465,346
Basic earnings per share	$0.86	$0.56	$2.13	$1.65
Diluted earnings per share	$0.82	$0.54	$2.04	$1.58
Antidilutive stock options and restricted stock outstanding	52,840	160,668	52,840	160,668
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
Income and expenses that are specific to CCBX are recorded to the CCBX segment. Additionally, certain indirect expenses are allocated to CCBX utilizing various metrics, such as number of employees, utilization of space, and allocations based on loan and deposit balances. Included in noninterest expense for the community bank is administrative overhead of $7.9 million and $5.2 million for the quarters ended September 30, 2022 and September 30, 2021, respectively. Included in noninterest expense for the community bank is administrative overhead of $19.8 million and $13.9 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. Both the community bank and the CCBX segment benefit from this administrative overhead and services, which includes shared operational activities such as data management, compliance monitoring and other administration functions.

Table of Contents,
Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables for the periods indicated:

	September 30, 2022			December 31, 2021
	Bank	CCBX	Total	Bank	CCBX	Total
	(dollars in thousands; unaudited)
Total assets	$2,140,820	$992,921	$3,133,741	$2,282,514	$353,003	$2,635,517
Loans held for sale	—	43,314	43,314	—	—	—
Total loans receivable	1,592,320	915,569	2,507,889	1,396,060	346,675	1,742,735
Allowance for loan losses	(20,139)	(39,143)	(59,282)	(20,299)	(8,333)	(28,632)
Total deposits	1,634,796	1,202,270	2,837,066	1,647,529	716,258	2,363,787

	Three months ended September 30, 2022			Three months ended September 30, 2021
	Bank	CCBX	Total	Bank	CCBX	Total
	(dollars in thousands; unaudited)
Net interest income	$22,815	$26,374	$49,189	$17,359	$1,448	$18,807
Provision for loan losses	(238)	18,666	18,428	192	63	255
Noninterest income (1)	1,113	33,278	34,391	3,783	2,349	6,132
Noninterest expense	17,765	33,322	51,087	13,811	2,319	16,130

(1)For the three months ended September 30, 2022, CCBX noninterest income includes credit enhancements of $17.9 million, fraud enhancements of $11.7 million, and BaaS program income of $3.6 million. For the three months ended September 30, 2021, CCBX noninterest income includes credit enhancements of $10,000, fraud enhancements of $296,000 and BaaS program income of $2.0 million.

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Bank	CCBX	Total	Bank	CCBX	Total
	(dollars in thousands; unaudited)
Net interest income	$60,171	$58,172	$118,343	$52,038	$2,696	$54,734
Provision for loan losses	214	45,250	45,464	877	96	973
Noninterest income (1)	4,426	77,443	81,869	9,175	4,723	13,898
Noninterest expense	50,113	69,558	119,671	37,159	5,054	42,213

(1)For the nine months ended September 30, 2022, CCBX noninterest income includes credit enhancements of $45.2 million, fraud enhancements of $22.8 million and BaaS program income of $9.3 million. For the nine months ended September 30, 2021, CCBX noninterest income includes credit enhancements of $10,000, fraud enhancements of $296,000 and BaaS program income of $4.4 million.

Table of Contents,
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a bank holding company that operates through our wholly owned subsidiaries, Coastal Community Bank (“Bank”) and Arlington Olympic LLC. We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. Our business is conducted through two reportable segments: the community bank and CCBX. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has 29 partners as of September 30, 2022. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.
As of September 30, 2022, we had total assets of $3.13 billion, total loans receivable of $2.51 billion, total deposits of $2.84 billion and total shareholders’ equity of $228.7 million.
The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted by the Bank.
We generate most of our community bank revenue from interest on loans and investments and CCBX revenue from interest on loans and BaaS income. Our primary source of funding for our loans is commercial and retail deposits from our customer relationships and from our partner deposit relationships. We place secondary reliance on wholesale funding, primarily borrowings from the Federal Home Loan Bank (“FHLB”). Less commonly used sources of funding include borrowings from the Federal Reserve System ("Federal Reserve") discount window, draws on established federal funds lines from unaffiliated commercial banks, brokered funds, which allows us to obtain deposits from sources that do not have a relationship with the Bank and can be obtained through certificate of deposit listing services, via the internet or through other advertising methods, or a one-way buy through an insured cash sweep (“ICS”) account, which allows us to obtain funds from other institutions that have deposited funds through ICS. Our largest expenses are salaries and employee benefits, provision for loan losses, interest on deposits and borrowings, legal and professional fees, occupancy and data processing. Our principal lending products are commercial real estate loans, commercial and industrial loans, consumer loans, residential real estate loans, and construction, land and land development loans.
Recent Developments
On November 1, 2022 we completed a private placement of $20.0 million in fixed-to-floating rate subordinated notes due November 1, 2032 (the “Notes”). The Notes will bear interest at a fixed annual rate of 7.00% for the first five years and will reset quarterly thereafter to the then-current three-month Secured Overnight Financing Rate ("SOFR") plus 290 basis points. We intend to use the net proceeds from the offering for general corporate purposes. We are entitled to redeem the Notes, in whole or in part, on any interest payment date on or after November 1, 2027, or at any time, in whole but not in part, upon certain other specified events prior to the Notes’ maturity on November 1, 2032.
Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and PPP Overview
Our financial results for the three and nine months ended September 30, 2022 and 2021 were impacted by the coronavirus, and variants thereof (“COVID-19”), pandemic. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted, providing wide ranging economic relief for individuals and businesses impacted by the COVID-19 pandemic. Among other things, the statute created the Paycheck Protection Program (“PPP”), which was a stimulus response to the potential economic impacts of the COVID-19 pandemic. The purpose of the PPP was to provide forgivable loans to smaller businesses, sole proprietorships, independent contractors, and self-employed individuals that used the proceeds of the loans for payroll and certain other qualifying expenses.

Table of Contents,
In total, we funded $763.9 million in PPP loans since the first round of PPP loans opened in March 2020, through the close of round three. Total net deferred fees on these loans were $26.3 million. As of September 30, 2022, there were $5.8 million in PPP loans outstanding, compared to $267.3 million as of September 30, 2021.
London Interbank Offered Rate (“LIBOR”) Transition
On March 5, 2021, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, confirmed that the publication of most LIBOR term rates will end on June 30, 2023 (excluding 1-week U.S. LIBOR and 2-month U.S. LIBOR, the publication of which ended December 31, 2021). On April 6, 2021, New York Governor Cuomo signed into law legislation that provides for the substitution of an alternative reference rate, the SOFR, in any LIBOR-based contract governed by New York state law that does not include clear fallback language, once LIBOR is discontinued but no later than December 31, 2021. The Federal Reserve and other federal banking agencies have continued to encourage banks to transition away from LIBOR as soon as practicable. On March 15, 2022, President Biden signed into law the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), which was included as part of a larger Consolidated Appropriations Act, 2022. The LIBOR Act provides a nationwide process for replacing LIBOR in financial contracts that mature after the cessation of the overnight, one-, three-, six- and 12-month USD LIBOR tenors on June 30, 2023 and that do not provide for an effective means to replace LIBOR upon its cessation. For contracts in which a party has the discretion to identify a replacement rate, the LIBOR Act also provides a safe harbor to parties if they choose the SOFR-based benchmark replacement rate to be identified by the Federal Reserve. The Federal Reserve published a notice of proposed rulemaking on July 28, 2022 that would implement the LIBOR Act by replacing reference to LIBOR with the applicable selected replacement rate after June 30, 2023 for certain contracts, including those that do not mature before LIBOR ends and that lack adequate fallback provisions. For more information on the Company’s approach to LIBOR transition planning, please see the risk factors discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2021.
As of September 30, 2022, we had 54 loans totaling $212.3 million that are tied to LIBOR. We have $3.6 million in floating rate junior subordinated debentures to Coastal (WA) Statutory Trust I, which was formed for the issuance of trust preferred securities. These debentures are also tied to LIBOR. The move to an alternate index may impact the rates we receive on loans and rates we pay on our junior subordinated debentures. We have identified the loans and debt instruments impacted, are reviewing LIBOR replacement options and are preparing for and evaluating the impact of the transition from LIBOR. We are no longer issuing any loans or debt tied to LIBOR.
Community Reinvestment Act
On May 5, 2022 the federal banking agencies issued a proposed rule that would substantially revise how they evaluate an insured depository institution’s record of satisfying the credit needs of its entire communities, including low- and moderate-income individuals and neighborhoods, under the Community Reinvestment Act (“CRA”). The proposed rule would impose new requirements on a “large” bank (one with greater than $2 billion in average assets for two prior calendar years) including new methods of evaluating a large bank that provides retail credit on a nationwide basis. Among other things, the proposed rule would evaluate a large bank’s retail lending distribution in new retail lending assessment areas where a bank has a concentration of home mortgage or small business loans, in addition to facility-based assessment areas where the bank has branches, as well as in the broader nationwide area in which the bank does not have assessment areas. We continue to evaluate potential impacts of the proposed rule on the Bank, including as a result of the CCBX segment’s activities.

Table of Contents,
Results of Operations
Net Income
Comparison of the quarter ended September 30, 2022 to the comparable quarter in the prior year
Net income for the three months ended September 30, 2022 was $11.1 million, or $0.82 per diluted share, compared to $6.7 million, or $0.54 per diluted share, for the three months ended September 30, 2021. The increase in net income over the comparable period in the prior year was primarily attributable to a $35.6 million increase in interest income and $28.3 million increase in noninterest income. These were partially offset by an increase in the provision for loan losses of $18.2 million, related to CCBX loan growth, and $35.0 million more in noninterest expense, also largely related to loan growth. The increase in noninterest income, provision expense and noninterest expense are all largely related to CCBX growth. In accordance with GAAP, we recognize as revenue (1) the reimbursement of non-credit fraud losses on partner’s customer loans and deposits and (2) the indemnification obligation, also known as credit enhancements, that our partners provide for expected loan losses related to loans they originate and unfunded commitments from such loans. Partner customer credit losses are recognized in the allowance for loan loss and non-credit fraud loss is recognized in BaaS noninterest expense. For more information on the accounting for BaaS allowance for loan losses, reserve for unfunded commitments, credit enhancements and fraud enhancements see the section titled “CCBX – BaaS Reporting Information.”
Comparison of the nine months ended September 30, 2022 to the comparable period in the prior year
Net income for the nine months ended September 30, 2022 was $27.5 million, or $2.04 per diluted share, compared to $19.7 million, or $1.58 per diluted share, for the nine months ended September 30, 2021. The increase in net income over the comparable period in the prior year was primarily attributable to a $69.6 million increase in interest income and $68.0 million increase in noninterest income. These were partially offset by an increase in the provision for loan losses of $44.5 million, related primarily to CCBX loan growth, and $77.5 million more in noninterest expense, also largely related to loan growth. The increase in noninterest income and noninterest expense are largely related to CCBX growth.
Net Interest Income
Comparison of the quarter ended September 30, 2022 to the comparable quarter in the prior year
Net interest income for the three months ended September 30, 2022 was $49.2 million, compared to $18.8 million for the three months ended September 30, 2021, an increase of $30.4 million, or 161.5%. Yield on loans receivable was 8.46% for the three months ended September 30, 2022, compared to 4.57% for the three months ended September 30, 2021. The increase in net interest income compared to September 30, 2021 was largely related to increased yield on loans from growth in higher yielding CCBX loans and the overall increase in interest rates resulting from the Federal Open Market Committee (“FOMC”) raising rates 3.0% during the nine months ended September 30, 2022, with the most recent increase during such period on September 21, 2022. This increase in interest rates impacts our existing variable rate loans as well as rates on new loans. The impact of these increases in interest rates will continue to be seen in future quarters. Average loans receivable for the three months ended September 30, 2022 was $2.45 billion, compared to $1.68 billion for the three months ended September 30, 2021.
Interest and fees on loans totaled $52.3 million for the three months ended September 30, 2022 compared to $19.4 million for the three months ended September 30, 2021. The $32.9 million increase in interest and fees on loans for the quarter ended September 30, 2022, compared to September 30, 2021, was largely due to increased yield on loans from growth in higher yielding CCBX loans combined with the overall increase in interest rates. Total loans receivable was $2.51 billion at September 30, 2022, compared to $1.71 billion at September 30, 2021. CCBX loan growth was strong during the quarter with average loans receivable of $893.7 million for the quarter ended September 30, 2022, compared to $160.0 million for the quarter ended September 30, 2021, an increase of $733.6 million, or 458.5%. Average CCBX yield of 13.96% was earned on CCBX loans for the quarter ended September 30, 2022, compared to 3.65% for the quarter ended September 30, 2021. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Also impacting the increase in loan interest is the increase in interest rates on variable rate loans resulting from the FOMC raising rates 3.0% during the nine months ended September 30, 2022, with the most recent increase during such period on September 21, 2022. We continue to monitor the impact of these increases in interest rates.

Table of Contents,
Interest income from interest earning deposits with other banks was $2.3 million for the quarter ended September 30, 2022, an increase of $2.1 million, or 1,237.1%, due to higher interest rates, compared to the quarter ended September 30, 2021. The average balance of interest earning deposits invested with other banks for the three months ended September 30, 2022 was $397.6 million, compared to $419.7 million for the three months ended September 30, 2021. This decrease was a result of increased loan demand. The yield on these interest earning deposits with other banks increased 2.11%, to 2.27% compared to 0.16% at September 30, 2021. Interest income on investment securities increased $530,000 to $554,000 at September 30, 2022, compared to $24,000 at September 30, 2021. Average investment securities increased $69.9 million from $33.8 million for the three months ended September 30, 2021, to $103.7 million for the three months ended September 30, 2022, and average yield increased to 2.12% for the three months ended September 30, 2022, compared to 0.28% for the three months ended September 30, 2021.
Interest expense was $6.0 million for the quarter ended September 30, 2022, a $5.2 million increase from the quarter ended September 30, 2021. Interest expense on deposits was $5.7 million for the quarter ended September 30, 2022, compared to $523,000 for the quarter ended September 30, 2021. The $5.2 million increase in interest expense on deposits was due to an increase of $1.03 billion in interest bearing deposits as well as a 94 basis point increase in interest rates on deposit accounts. Interest on borrowed funds was $273,000 for the quarter ended September 30, 2022, compared to $278,000 for the quarter ended September 30, 2021. The $5,000 decrease in interest expense on borrowed funds from the quarter ended September 30, 2021 is the result of a decrease in average FHLB borrowings, which were paid off in the quarter ended March 31, 2022, partially offset by an $11.9 million average balance increase in subordinated debt, which increased during the quarter ended September 30, 2021. Interest expense is expected to increase as a result of the FOMC increasing rates. In addition, as a result of the Fed Funds rate increases, CCBX deposits that were below their floor to earn interest due to the low interest rate environment and not earning interest were reclassified to interest bearing deposits from noninterest bearing deposits in the first and second quarter of 2022. We anticipate additional rate increases in 2022, which we expect will result in higher interest expense on interest bearing deposits which we expect will be offset by higher interest rates on CCBX loans and excess cash invested in the Federal Reserve Bank or other banks.
Net interest margin was 6.58% for the three months ended September 30, 2022, compared to 3.48% for the three months ended September 30, 2021. The increase in net interest margin compared to the three months ended September 30, 2021 was largely a result of an increase in higher rate loans. Average loans increased $771.7 million compared to the three months ended September 30, 2021. Also contributing to the increase in net interest margin compared to the three months ended September 30, 2021 was interest earning deposits invested in other banks, which earned an average rate of 227 basis points for the quarter ended September 30, 2022, compared to an average rate of 16 basis points for the quarter ended September 30, 2021.
Cost of funds was 0.85% for the quarter ended September 30, 2022, which is an increase of 69 basis points from the quarter ended September 30, 2021. Cost of deposits for the quarter ended September 30, 2022 was 0.82%, which was an 72 basis point increase, from 0.10% for the quarter ended September 30, 2021. These increases were largely due to an increase in interest bearing deposits and a higher interest rate environment. CCBX deposit growth and the aforementioned reclassification of CCBX noninterest bearing deposits to interest bearing deposits in the first and second quarter of 2022, that resulted from the Fed Funds rate increases, also contributed to the increase in interest expense.
Total yield on loans receivable for the quarter ended September 30, 2022 was 8.46%, compared to 4.57% for the quarter ended September 30, 2021. This increase in yield on loans receivable is primarily attributed to an increase in higher rate CCBX loans. For the quarter ended September 30, 2022, average CCBX loans increased $733.6 million, or 458.5%, with an average CCBX yield of 13.96%, compared to 3.65% at the quarter ended September 30, 2021. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Average community bank loans increased $38.1 million. This increase includes a decrease in average in PPP loans of $311.3 million, compared to the quarter ended September 30, 2021. Average yield on community bank loans for the three months ended September 30, 2022 was 5.31% compared to 4.67% for the three months ended September 30, 2021.

Table of Contents,
The following tables show the average yield on loans and cost of deposits by segment and also illustrates the impact of BaaS loan expense on CCBX yield on loans:

	For the Three Months Ended
	September 30, 2022		September 30, 2021
(unaudited)	Yield on Loans (2)	Cost of Deposits (2)	Yield on Loans (2)	Cost of Deposits (2)
Community Bank	5.31%	0.16%	4.67%	0.13%
CCBX(1)	13.96%	1.79%	3.65%	0.02%
Consolidated	8.46%	0.82%	4.57%	0.10%
(1)CCBX yield on loans does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. To determine net BaaS loan income earned from CCBX loan relationships, the Company takes BaaS loan interest income and deducts BaaS loan expense to arrive at net BaaS loan income which can be compared to interest income on the Company’s community bank loans.
(2)Annualized calculations shown for periods presented.

	For the Three Months Ended
	September 30, 2022		September 30, 2021
(dollars in thousands, unaudited)	Income / Expense	Income / expense divided by average CCBX loans (2)	Income / Expense	Income / expense divided by average CCBX loans (2)
BaaS loan interest income	$31,449	13.96%	$1,471	3.65%
Less: BaaS loan expense	15,560	6.91%	419	1.04%
Net BaaS loan income (1)	$15,889	7.05%	$1,052	2.61%
Average BaaS Loans	$893,655		$160,022
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2)Annualized calculations shown for periods presented.
For the three months ended September 30, 2022, net interest margin (net interest income divided by the average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 6.58% and 6.18%, respectively, compared to 3.48% and 3.30%, respectively, for the three months ended September 30, 2021.

Table of Contents,
The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $(100,000) and $3.5 million for the three months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022 and 2021, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Three Months Ended September 30,
	2022			2021
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Assets
Interest earning assets:
Interest earning deposits	$397,621	$2,273	2.27%	$419,715	$170	0.16%
Investment securities, available for sale (2)	102,438	545	2.11	31,693	9	0.11
Investment securities, held to maturity (2)	1,257	9	2.84	2,095	15	2.84
Other investments	10,520	24	0.91	6,859	31	1.79
Loans receivable (3)	2,452,815	52,328	8.46	1,681,069	19,383	4.57
Total interest earning assets	2,964,651	55,179	7.38	2,141,431	19,608	3.63
Noninterest earning assets:
Allowance for loan losses	(51,259)			(20,102)
Other noninterest earning assets	128,816			77,221
Total assets	$3,042,208			$2,198,550

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$1,953,170	$5,717	1.16%	$919,792	$523	0.23%
FHLB advances and borrowings	—	—	0.00	24,999	72	1.14
Subordinated debt	24,331	234	3.82	17,073	185	4.30
Junior subordinated debentures	3,587	39	4.31	3,586	21	2.32
Total interest bearing liabilities	1,981,088	5,990	1.20	965,450	801	0.33
Noninterest bearing deposits	807,952			1,061,311
Other liabilities	25,662			13,705
Total shareholders' equity	227,506			158,084
Total liabilities and shareholders' equity	$3,042,208			$2,198,550
Net interest income		$49,189			$18,807
Interest rate spread			6.18%			3.30%
Net interest margin (4)			6.58%			3.48%
(1)Yields and costs are annualized.
(2)For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(3)Includes loans held for sale and nonaccrual loans.
(4)Net interest margin represents net interest income divided by the average total interest earning assets.

Table of Contents,
The following table presents an analysis of certain average balances, interest income and interest expense by segment:

	For the Three Months Ended
	September 30, 2022			September 30, 2021
(dollars in thousands, unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Community Bank
Assets
Loans receivable (2)	$1,559,160	$20,879	5.31%	$1,521,047	$17,912	4.67%
Liabilities
Interest bearing deposits	901,339	642	0.28	888,485	500	0.22
Noninterest bearing deposits	735,038			696,906
Total deposits	1,636,377	642	0.16	1,585,391	500	0.13

CCBX
Assets
Loans receivable (2)(3)	$893,655	$31,449	13.96%	$160,022	$1,471	3.65%
Liabilities
Interest bearing deposits	1,051,831	5,075	1.91	31,307	23	0.29
Noninterest bearing deposits	72,914			364,405
Total deposits	1,124,745	5,075	1.79	395,712	23	0.02
(1)Yields and costs are annualized.
(2)Includes loans held for sale and nonaccrual loans.
(3)CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans.

Table of Contents,
The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the $16.5 million increase in loan interest income that is attributed to an increase in loan rates and $16.5 million increase in loan interest income that is attributed to an increase in loan volume. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Three months ended September 30, 2022 Compared to Three months ended September 30, 2021
	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands; unaudited)	Volume	Rate
Interest income:
Interest earning deposits	$(126)	$2,229	$2,103
Investment securities, available for sale	376	160	536
Investment securities, held to maturity	(6)	—	(6)
Other Investments	9	(16)	(7)
Loans receivable	16,464	16,481	32,945
Total increase in interest income	16,717	18,854	35,571

Interest expense:
Interest bearing deposits	3,025	2,169	5,194
FHLB advances and other borrowings	(72)	—	(72)
Subordinated debt	70	(21)	49
Junior subordinated debentures	—	18	18
Total increase in interest expense	3,023	2,166	5,189
Increase in net interest income	$13,694	$16,688	$30,382
Comparison of the nine months ended September 30, 2022 to the comparable period in the prior year
Net interest income for the nine months ended September 30, 2022, was $118.3 million, compared to $54.7 million for the nine months ended September 30, 2021, an increase of $63.6 million, or 116.2%. Yield on loans receivable was 7.63% for the nine months ended September 30, 2022, compared 4.51% for the nine months ended September 30, 2021. The increase in net interest income compared to the nine months ended September 30, 2021 was largely related to increased yield on loans from growth in higher yielding CCBX loans. Average loans receivable for the nine months ended September 30, 2022 was $2.14 billion, compared to $1.69 billion for the nine months ended September 30, 2021.
Interest and fees on loans totaled $122.1 million for the nine months ended September 30, 2022 compared to $57.0 million for the nine months ended September 30, 2021. The $65.1 million increase in interest and fees on loans for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was largely due to increased yield on loans from growth in higher yielding CCBX loans and an overall increase in interest rates. Loan growth of $802.2 million, or 47.0%, for the nine months ended September 30, 2022, compared to September 30, 2021, includes a decrease of $261.5 million in PPP loans that were forgiven or repaid. CCBX average loans receivable grew to $657.6 million for the nine months ended September 30, 2022, compared to $113.4 million for the nine months ended September 30, 2021, an increase of $544.2 million, or 480.0%. Average CCBX yield of 13.16% was earned on CCBX loans for the nine months ended September 30, 2022, compared to 3.26% for the nine months ended September 30, 2021. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Also impacting the increase in loan interest is the increase in interest rates on variable rate loans resulting from the FOMC raising rates 3.0% during the nine months ended September 30, 2022, with the most recent increase during such period on September 21, 2022. We continue to monitor the impact of these increases in interest rates.

Table of Contents,
Interest income from interest earning deposits with other banks was $3.6 million at September 30, 2022, an increase of $3.3 million due to an increase in balances and higher interest rates, compared to September 30, 2021. The average balance of interest earning deposits invested with other banks for the nine months ended September 30, 2022 was $578.9 million, compared to $284.2 million for the nine months ended September 30, 2021. Additionally, the yield on these interest earning deposits with other banks increased 0.69%, compared to the nine months ended September 30, 2021. Interest income on investment securities increased $1.1 million to $1.2 million, or 1.76%, at September 30, 2022, compared to $76,000, or 0.37%, at September 30, 2021. Average investment securities increased $62.8 million from $27.7 million for the nine months ended September 30, 2022 to $90.4 million for the nine months ended September 30, 2022, and average yield increased to 1.76% for the nine months ended September 30, 2022, compared to 0.37% for the nine months ended September 30, 2021.
Interest expense was $8.8 million for the nine months ended September 30, 2022, a $6.0 million increase from the nine months ended September 30, 2021. Interest expense on deposits was $7.9 million for the nine months ended September 30, 2022, compared to $1.8 million for the nine months ended September 30, 2021. The $6.1 million increase in interest expense on deposits was primarily due to an increase in average interest bearing deposits of $736.2 million. Interest on borrowed funds was $854,000 for the nine months ended September 30, 2022, compared to $992,000 for the nine months ended September 30, 2021. The $138,000 decrease in interest expense on borrowed funds from the nine months ended September 30, 2021 is the result of a decrease in average PPPLF and FHLB borrowings, which were paid off in full during the quarter ended June 30, 2021 and March 31, 2022, respectively, partially offset by a $11.9 million average balance increase in subordinated debt, which increased during the quarter ended September 30, 2021. Interest expense is expected to increase as a result of the FOMC increasing the Fed Funds rate 3.0% during the nine months ended September 30, 2022, with the most recent increase during such period on September 21, 2022. In addition, as a result of the FOMC rate increase, CCBX deposits that were below their floor to earn interest due to the low interest rate environment and were not earning interest were reclassified to interest bearing deposits from noninterest bearing deposits during the first and second quarters of 2022. We anticipate additional rate increases in 2022, which we expect will result in higher interest expense on interest bearing deposits which will be offset by higher interest rates on CCBX loans and excess cash invested in the Federal Reserve Bank or other banks.
Net interest margin was 5.61% for the nine months ended September 30, 2022, compared to 3.64% for the nine months ended September 30, 2021. The increase in net interest margin compared to the nine months ended September 30, 2021 was largely a result of an increase in higher rate loans. Average loans increased $450.3 million, compared to the nine months ended September 30, 2021; the increase includes an average decrease in PPP loans of $394.0 million. Also contributing to the increase in net interest margin compared to the nine months ended September 30, 2021 was a $294.6 million increase in average interest earning deposits invested in other banks. These interest earning deposits earned an average rate of 84 basis points for the nine months ended September 30, 2022, compared to an average rate of 15 basis points for the nine months ended September 30, 2021.
Cost of funds was 0.44% for the nine months ended September 30, 2022, compared to 0.20% for the nine months ended September 30, 2021. Cost of deposits for the nine months ended September 30, 2022 was 0.41%, which was a 27 basis point increase, from 0.14% for the nine months ended September 30, 2021. These increases were largely due to an increase in interest bearing deposits and an increase in interest rates. CCBX deposit growth and the aforementioned reclassification of CCBX noninterest bearing deposits to interest bearing deposits also contributed to the increase in interest expense.
Total yield on loans receivable for the nine months ended September 30, 2022 was 7.63%, compared to 4.51% for the nine months ended September 30, 2021. This increase in yield on loans receivable is primarily attributed to an increase in higher rate CCBX loans. As of the nine months ended September 30, 2022, average CCBX loans increased $544.2 million, or 480.0%, with an average CCBX yield of 13.16%, compared to 3.26% at September 30, 2021. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. There was a decrease in average community bank loans of $93.9 million, or 6.0%, which is attributed to an average $394.0 million decrease in PPP loans as a result of loan forgiveness and repayments, compared to the nine months ended September 30, 2021. Average yield on community bank loans for the nine months ended September 30, 2022 was 5.17%. compared to 4.60% for the nine months ended September 30, 2021.

Table of Contents,
The following tables show the average yield on loans and cost of deposits by segment and also illustrates the impact of BaaS loan expense on CCBX yield on loans:

	For the Nine Months Ended
	September 30, 2022		September 30, 2021
(unaudited)	Yield on Loans (2)	Cost of Deposits (2)	Yield on Loans (2)	Cost of Deposits (2)
Community Bank	5.17%	0.11%	4.60%	0.15%
CCBX (1)	13.16%	0.91%	3.26%	0.04%
Consolidated	7.63%	0.41%	4.51%	0.14%
(1)CCBX yield on loans does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. To determine net BaaS loan income earned from CCBX loan relationships, the Company takes BaaS loan interest income and deducts BaaS loan expense to arrive at net BaaS loan income which can be compared to interest income on the Company’s community bank loans.
(2)Annualized calculations shown for periods presented.

	For the Nine Months Ended
	September 30, 2022		September 30, 2021
(dollars in thousands; unaudited)	Income / Expense	Income / expense divided by average CCBX loans (2)	Income / Expense	Income / expense divided by average CCBX loans (2)
BaaS loan interest income	$64,721	13.16%	$2,761	3.26%
Less: BaaS loan expense	36,079	7.34%	609	0.72%
Net BaaS loan income (1)	$28,642	5.82%	$2,152	2.54%
Average BaaS Loans	$657,574		$113,369
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2)Annualized calculations shown for periods presented.
For the nine months ended September 30, 2022, net interest margin (net interest income divided by the average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 5.61% and 5.32%, respectively, compared to 3.64% and 3.46%, respectively, for the nine months ended September 30, 2021.

Table of Contents,
The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $3.9 million and $11.8 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Nine Months Ended September 30,
	2022			2021
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Assets
Interest earning assets:
Interest earning deposits	$578,855	$3,631	0.84%	$284,225	$314	0.15%
Investment securities, available for sale (2)	89,173	1,160	1.74	25,344	45	0.24
Investment securities, held to maturity (2)	1,276	28	2.93	2,349	31	1.76
Other investments	9,996	195	2.61	6,594	169	3.43
Loans receivable (3)	2,141,127	122,126	7.63	1,690,817	56,978	4.51
Total interest earning assets	2,820,427	127,140	6.03	2,009,329	57,537	3.83
Noninterest earning assets:
Allowance for loan losses	(42,836)			(19,744)
Other noninterest earning assets	112,468			73,328
Total assets	$2,890,059			$2,062,913

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$1,628,765	$7,943	0.65%	$892,574	$1,811	0.27%
PPPLF borrowings	—	—	0.00	91,850	240	0.35
FHLB advances and borrowings	8,058	69	1.14	24,999	212	1.13
Subordinated debt	24,313	695	3.82	12,381	477	5.15
Junior subordinated debentures	3,587	90	3.35	3,585	63	2.35
Total interest bearing liabilities	1,664,723	8,797	0.71	1,025,389	2,803	0.37
Noninterest bearing deposits	987,343			873,271
Other liabilities	20,442			12,798
Total shareholders' equity	217,551			151,455
Total liabilities and shareholders' equity	$2,890,059			$2,062,913
Net interest income		$118,343			$54,734
Interest rate spread			5.32%			3.46%
Net interest margin (4)			5.61%			3.64%
(1)Yields and costs are annualized.
(2)For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(3)Includes loans held for sale and nonaccrual loans.
(4)Net interest margin represents net interest income divided by the average total interest earning assets.

Table of Contents,
The following table presents an analysis of certain average balances, interest income and interest expense by segment:

	For the Nine Months Ended
	September 30, 2022			September 30, 2021
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Community Bank
Assets
Loans receivable (2)	$1,483,553	$57,405	5.17%	$1,577,448	$54,217	4.60%
Liabilities
Interest bearing deposits	919,415	1,394	0.20	862,986	1,746	0.27
Noninterest bearing deposits	731,517			660,773
Total deposits	$1,650,932	$1,394	0.11	$1,523,759	$1,746	0.15

CCBX
Assets
Loans receivable (2)(3)	$657,574	$64,721	13.16%	$113,369	$2,761	3.26%
Liabilities
Interest bearing deposits	709,350	6,549	1.23	29,588	65	0.29
Noninterest bearing deposits	255,826			212,498
Total deposits	$965,176	$6,549	0.91	$242,086	$65	0.04
(1)Yields and costs are annualized.
(2)Includes loans held for sale and nonaccrual loans.
(3)CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans.

Table of Contents,
The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the $39.5 million increase in loan interest income that is attributed to an increase in loan rates and $25.7 million increase in loan interest income that is attributed to an increase in loan volume. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021
	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands; unaudited)	Volume	Rate
Interest income:
Interest earning deposits	$1,848	$1,469	$3,317
Investment securities, available for sale	830	285	1,115
Investment securities, held to maturity	(24)	21	(3)
Other Investments	66	(40)	26
Loans receivable	25,685	39,463	65,148
Total increase in interest income	28,405	41,198	69,603

Interest expense:
Interest bearing deposits	3,590	2,542	6,132
PPPLF borrowings	(240)	—	(240)
FHLB advances	(143)	—	(143)
Subordinated debt	341	(123)	218
Junior subordinated debentures	—	27	27
Total increase in interest expense	3,548	2,446	5,994
Increase in net interest income	$24,857	$38,752	$63,609
Provision for Loan Losses
The provision for loan losses is an expense we incur to maintain an allowance for loan losses at a level that management deems appropriate to absorb inherent losses on existing loans. For a description of the factors taken into account by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.”
The economic environment is continuously changing, due to increased inflation, higher interest rates, global unrest, the war in Ukraine, mid-term elections and trade issues that may impact the provision and therefore the allowance. The Company is not required to implement the provisions of the Current Expected Credit Loss (“CECL”) accounting standard until January 1, 2023 and continues to account for the allowance for credit losses under the incurred loss model. Gross loans, excluding loans held for sale, totaled $2.51 billion at September 30, 2022 and included $5.8 million in PPP loans, which are 100% guaranteed, and are excluded from the provision for loan losses calculation. The allowance for loan losses as a percentage of loans was 2.36% at September 30, 2022, compared to 1.19% at September 30, 2021.
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

Table of Contents,
Comparison of the quarter ended September 30, 2022 to the comparable quarter in the prior year
The provision for loan losses for the three months ended September 30, 2022 was $18.4 million, compared to $255,000 for the three months ended September 30, 2021. The increase in the Company’s provision for loan losses during the quarter ended September 30, 2022, is largely related to the provision for CCBX partner loans. During the quarter ended September 30, 2022, a $18.7 million provision for loan losses was recorded for CCBX partner loans based on management’s analysis. The factors used in management’s analysis for community bank loan losses indicated that a recapture for loan loss of $238,000 was needed for the quarter ended September 30, 2022.
The $18.7 million provision on CCBX loans includes $17.9 million for partner loans with credit enhancement on them and $814,000 on CCBX partner loans that the Company is responsible for. In accordance with the program agreement and for true lender purposes for a CCBX partner only, the Company is responsible for credit losses on approximately 10% of a $77.9 million loan portfolio, or $7.8 million in partner loans at September 30, 2022.
The following table shows the provision expense by segment for the periods indicated:

	Three Months Ended
(dollars in thousands; unaudited)	September 30, 2022	September 30, 2021
Community bank	$(238)	$192
CCBX	18,666	63
Total provision expense	$18,428	$255
Net charge-offs for the quarter ended September 30, 2022 totaled $8.5 million, or 1.38% of total average loans, as compared to net recoveries of $1,000, or 0.00% of total average loans, for the quarter ended September 30, 2021. Net charge-offs were up in 2022 compared to 2021 due to loans originated by CCBX partners. In accordance with GAAP, CCBX credit loan losses are recorded as charge-offs. Agreements with CCBX partners provide for a credit enhancement that protects the Bank from incurred losses. The credit enhancement is recognized as noninterest income in the BaaS credit enhancements category and as a credit enhancement receivable on the balance sheet. When loan credit losses are recognized on CCBX loans, the Bank charges off the loan and the partner reimburses the Bank and the credit enhancement receivable is reduced. For the three months ended September 30, 2022, $8.1 million of net charge-offs were recognized for CCBX loans and $408,000 of net charge-offs were recognized on community bank loans. For the three months ended September 30, 2021, $9,000 of net charge-offs were recognized on CCBX loans and $10,000 of net recoveries were recognized for community bank loans.
The following table shows the total charge-off activity by segment for the periods indicated:

	Three Months Ended
	September 30, 2022			September 30, 2021
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$411	$8,102	$8,513	$14	$17	$31
Gross recoveries	(3)	(6)	(9)	(24)	(8)	(32)
Net charge-offs	$408	$8,096	$8,504	$(10)	$9	$(1)
Net charge-offs to average loans	0.10%	3.59%	1.38%	0.00%	0.02%	0.00%
Comparison of the nine months ended September 30, 2022 to the comparable period in the prior year
The provision for loan losses for the nine months ended September 30, 2022 was $45.5 million, compared to $973,000 for the nine months ended September 30, 2021. The increase in the Company’s provision for loan losses during the quarter ended September 30, 2022, is largely related to the provision for CCBX partner loans. During the nine months ended September 30, 2022, a $45.3 million provision for loan losses was recorded for loans originated by CCBX partners based on management’s analysis. The factors used in management’s analysis for community bank loan losses indicated that a provision for loan loss of $214,000 was needed for the nine months ended September 30, 2022.

Table of Contents,
The $45.3 million provision on CCBX loans includes $44.4 million for partner loans with credit enhancement on them and $814,000 on CCBX partner loans that the Company is responsible for. In accordance with the program agreement and for true lender purposes for a CCBX partner only, the Company is responsible for credit losses on approximately 10% of a $77.9 million loan portfolio, or $7.8 million in partner loans at September 30, 2022.
The following table shows the provision expense by segment for the periods indicated:

	Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2022	September 30, 2021
Community bank	$214	$877
CCBX	45,250	96
Total provision expense	$45,464	$973
Net charge-offs for the nine months ended September 30, 2022 totaled $14.8 million, or 0.93% of total average loans, as compared to net charge-offs of $13,000, or 0.00% of total average loans, for the nine months ended September 30, 2021. Net charge-offs were up in 2022 compared to 2021 due to loans originated by CCBX partners. In accordance with GAAP, CCBX losses are recorded as charge-offs, but agreements with CCBX partners provide for an indemnification of credit losses, or credit enhancement that protects the Bank from incurred losses, which is recorded as noninterest income. For the nine months ended September 30, 2022, $14.4 million of net charge-offs were recognized for CCBX loans and $375,000 of net charge-offs recognized for community bank loans. For the nine months ended September 30, 2021, $10,000 of net charge-offs were recognized for CCBX and $3,000 of net charge-offs were recognized for community bank loans.

	Nine Months Ended
	September 30, 2022			September 30, 2021
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$418	$14,445	$14,863	$39	$22	$61
Gross recoveries	(43)	(6)	(49)	(36)	(12)	(48)
Net charge-offs	$375	$14,439	$14,814	$3	$10	$13
Net charge-offs to average loans	0.03%	2.94%	0.93%	0.00%	0.01%	0.00%
Noninterest Income
Our primary sources of recurring noninterest income are BaaS indemnification income, Baas program income and deposit service charges and fees. Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest or similar method.
Comparison of the quarter ended September 30, 2022 to the comparable quarter in the prior year
For the three months ended September 30, 2022, noninterest income totaled $34.4 million, an increase of $28.3 million, or 460.8%, compared to $6.1 million for the three months ended September 30, 2021.

Table of Contents,
The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2022	2021
Deposit service charges and fees	$986	$956	$30	3.1%
Loan referral fees	—	723	(723)	(100.0)
Mortgage broker fees	24	187	(163)	(87.2)
Unrealized (loss) gain on equity securities, net	(133)	1,472	(1,605)	(109.0)
Gain on sales of loans, net	—	206	(206)	(100.0)
Other	236	302	(66)	(21.9)
Noninterest income, excluding BaaS program income and BaaS indemnification income	1,113	3,846	(2,733)	(71.1)
Servicing and other BaaS fees	1,079	1,313	(234)	(17.8)
Transaction fees	940	146	794	543.8
Interchange fees	738	188	550	292.6
Reimbursement of expenses	885	333	552	165.8
BaaS program income	3,642	1,980	1,662	83.9
BaaS credit enhancements	17,928	10	17,918	179,180
Baas fraud enhancements	11,708	296	11,412	3,855
BaaS indemnification income	29,636	306	29,330	9,585
Total noninterest income	$34,391	$6,132	$28,259	460.8%
Comparison of the nine months ended September 30, 2022 to the comparable period in the prior year
For the nine months ended September 30, 2022, noninterest income totaled $81.9 million, an increase of $68.0 million, or 489.1%, compared to $13.9 million for the nine months ended September 30, 2021.

Table of Contents,
The following table presents, for the periods indicated, the major categories of noninterest income:

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2022	2021
Deposit service charges and fees	$2,858	$2,768	$90	3.3%
Loan referral fees	810	2,126	(1,316)	(61.9)
Mortgage broker fees	232	702	(470)	(67.0)
Gain on sale of bank branch including deposits and loans, net	—	1,263	(1,263)	(100.0)
Gain on sales of loans, net	—	367	(367)	(100.0)
Unrealized (loss) gain on equity securities, net	(135)	1,472	(1,607)	(109.2)
Other	814	542	272	50.2
Noninterest income, excluding BaaS program income and BaaS indemnification income	4,579	9,240	(4,661)	(50.4)
Servicing and other BaaS fees	3,407	3,046	361	11.9
Transaction fees	2,247	264	1,983	751.1
Interchange fees	1,798	333	1,465	439.9
Reimbursement of expenses	1,875	709	1,166	164.5
BaaS program income	9,327	4,352	4,975	114.3
BaaS credit enhancements	45,210	10	45,200	452,000.0
BaaS fraud enhancements	22,753	296	22,457	7,587
BaaS indemnification income	67,963	306	67,657	22,110
Total noninterest income	$81,869	$13,898	$67,971	489.1%
Summary of significant noninterest income for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
A description of our largest noninterest income categories are below:
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

Table of Contents,
The following table presents the BaaS income for the periods indicated:

	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Program income:
Servicing and other BaaS fees	$1,079	$1,313	$3,407	$3,046
Transaction fees	940	146	2,247	264
Interchange fees	738	188	1,798	333
Reimbursement of expenses	885	333	1,875	709
Program income	3,642	1,980	9,327	4,352
Indemnification income:
Credit enhancements	17,928	10	45,210	10
Fraud enhancements	11,708	296	22,753	296
Indemnification income	29,636	306	67,963	306
Total BaaS income	$33,278	$2,286	$77,290	$4,658
Our CCBX segment continues to evolve, and now has 29 relationships, at varying stages, as of September 30, 2022. As of September 30, 2022, we increased our active relationships to 19, compared to 16 as of September 30, 2021. We continue to refine the criteria for CCBX partnerships and are exiting relationships where it makes sense for both parties and are focusing on selecting larger and more established partners, with experienced management teams. We are winding down three partner relationships; these programs are not material in terms of income, deposits or loans.
The following table illustrates the activity and evolution in CCBX relationships for the periods presented.

	As of
(unaudited)	September 30, 2022	September 30, 2021
Active	19	16
Friends and family / testing	2	0
Implementation / onboarding	0	7
Signed letters of intent	5	3
Wind down - preparing to exit relationship	3	0
Total CCBX relationships	29	26
Deposit Service Charges and Fees. Deposit service charges and fees include service charges on accounts, point-of-sale fees, merchant services fees and overdraft fees. Together they constitute the largest component of our noninterest income, outside of BaaS income. During 2022 consumer overdraft fees were reduced and we anticipate eliminating consumer overdraft fees in 2023. For the nine months ended September 30, 2022, total consumer overdraft fee income was $78,000 compared to $139,000 for the nine month ended September 30, 2021. Consumer overdraft fees are not a significant source of income, and the reduction/elimination of these fees will not have a significant impact on income.
Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize the loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without assuming the interest rate risk. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. The recognition of loan referral fees fluctuates in response to these market conditions and as a result we may recognize more or less, or may not recognize any, loan referral fees in some periods. Current market conditions are making interest rate swap agreements less attractive in the higher rate environment.
Mortgage Broker Fees. We earn mortgage broker fees for residential real estate loans that we broker through mortgage lenders. Mortgage broker fees fluctuate based on demand and changes in interest rates. Mortgage market is slowing down as a result of higher interest rates on mortgages.

Table of Contents,
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
Unrealized (loss)/gain on equity securities, net. During the nine months ended September 30, 2022, we recognized an unrealized loss on equity securities of $135,000, compared to September 30, 2021, when we recognized a $1.5 million unrealized holding gain on an equity security as a result of an observable price change.
Other. This category includes a variety of other income-producing activities, credit card fee income, wire transfer fees, interest earned on bank owned life insurance (“BOLI”), and SBA and USDA servicing fees.
Noninterest Expense
Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest components of noninterest expense are BaaS loan and fraud expense and salaries and employee benefits. Noninterest expense also includes operational expenses, such as legal and professional fees, data processing and software licenses, occupancy, FDIC assessment, points of sale expense, excise taxes, director and staff expenses, marketing and other expenses.
Comparison of the quarter ended September 30, 2022 to the comparable quarter in the prior year
For the three months ended September 30, 2022, noninterest expense totaled $51.1 million, an increase of $35.0 million, or 216.7%, compared to $16.1 million for the three months ended September 30, 2021.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2022	2021
Salaries and employee benefits	$14,506	$9,961	$4,545	45.6%
Legal and professional fees	2,251	796	1,455	182.8
Data processing and software licenses	1,670	1,333	337	25.3
Occupancy	1,147	1,037	110	10.6
FDIC assessments	850	400	450	112.5
Point of sale expense	742	212	530	250.0
Excise taxes	588	407	181	44.5
Director and staff expenses	475	274	201	73.4
Marketing	69	130	(61)	(46.9)
Other	1,522	865	657	76.0
Noninterest expense, excluding BaaS loan and BaaS fraud expense	23,820	15,415	8,405	54.5
BaaS loan expense	15,560	419	15,141	3,613.6
BaaS fraud expense	11,707	296	11,411	3,855.1
BaaS loan and fraud expense	27,267	715	26,552	3,713.6
Total noninterest expense	$51,087	$16,130	$34,957	216.7%
Comparison of the nine months ended September 30, 2022 to the comparable period in the prior year
For the nine months ended September 30, 2022, noninterest expense totaled $119.7 million, an increase of $77.5 million, or 183.5%, compared to $42.2 million for the nine months ended September 30, 2021.

Table of Contents,
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2022	2021
Salaries and employee benefits	$37,829	$26,560	$11,269	42.4%
Data processing and software licenses	4,719	3,457	1,262	36.5
Legal and professional fees	3,961	2,182	1,779	81.5
Occupancy	3,366	3,085	281	9.1
FDIC assessments	2,309	820	1,489	181.6
Excise taxes	1,501	1,154	347	30.1
Point of sale expense	1,399	475	924	194.5
Director and staff expenses	1,196	812	384	47.3
Marketing	242	344	(102)	(29.7)
Other	4,318	2,419	1,899	78.5
Noninterest expense, excluding BaaS loan and BaaS fraud expense	60,840	41,308	19,532	47.3
BaaS loan expense	36,079	609	35,470	5,824.3
BaaS fraud expense	22,752	296	22,456	7,586.5
BaaS loan and fraud expense	58,831	905	57,926	6,400.7
Total noninterest expense	$119,671	$42,213	$77,458	183.5%
Summary of significant noninterest expense for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
A description of our largest noninterest expense categories are below:
Salaries and Employee Benefits. Salaries and employee benefits are one of the largest components of noninterest expense and include payroll expense, incentive compensation costs, equity compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits continue to increase primarily due to continued hiring staff for our CCBX segment and additional staff for our ongoing banking related growth initiatives. As our CCBX activities grow, we expect to continue to add employees to support these lines of business. As of September 30, 2022, we had 442 full-time equivalent employees, compared to 343 at September 30, 2021, a 28.9% increase.
Data Processing and Software Licenses. Data processing and software licenses includes expenses related to obtaining and maintaining software required for our various functions. Data processing costs include all of our customer transaction processing and data storage, computer processing, and network costs. Data processing costs grow as we grow and add new products, customers and branches. Additionally, CCBX data processing expenses and software that aids in the reporting of CCBX activities and monitoring of transactions that helps to automate and create other efficiencies in reporting have resulted in increased expenses in the category. These expenses are expected to increase as we invest more in automated processing and as we grow product lines and our CCBX segment.
Legal and Professional Fees. Legal and professional costs include legal, audit and accounting expenses, consulting fees, fees for recruiting and hiring employees, and IT related security expenses. These expenses fluctuate with the development of contracts for CCBX customers, audit and accounting needs, and are impacted by our reporting cycle and timing of legal and professional services. Legal expenses totaled $599,000 while professional services totaled $3.4 million for the nine months ended September 30, 2022 and were primarily focused on building infrastructure for future growth.
Occupancy. Occupancy expenses rent, utilities, janitorial and other maintenance expenses, property insurances and taxes. Also included is depreciation on building, leasehold, furniture, fixtures and equipment. Although our hybrid and remote workforce is increasing, which helps keep some occupancy expenses down, we do expect occupancy expenses to increase as we continue to grow.

Table of Contents,
FDIC Assessments. FDIC assessments are assessed to fund the Deposit Insurance Fund (“DIF”) to insure and protect the depositors of insured banks and to resolve failed banks. The assessment rate is based on a number of factors and recalculated each quarter. As deposits increase, the FDIC assessment expense will generally increase. On October 18, 2022 the FDIC finalized an increase of 2 basis points in the initial base deposit insurance assessment rates schedules. The rise is intended to increase the reserve ratio of the Deposit Insurance Fund from 1.26% (as of June 30, 2022) to 1.35%, the statutory requirement. The increase in the base rates will remain in place until the reserve ratio reaches or exceeds 2.0%. The increase will take effect in the first quarterly assessment period of 2023 and will increase the FDIC assessment expense for the Bank.
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
Point of Sale Expenses. Point of sale expenses are incurred as part of the process that allows businesses to accept payment for goods or services. Generally, point of sale expense increases as point of sale activity increases, as does point of sale income which is recognized in other income.
Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses. As conferences and other professional events have resumed we have seen increased expenses related to employee travel, and continuing education.
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
BaaS loan and fraud expense. Included in BaaS loan and fraud expense is partner loan expense including overdraft balances and partner fraud expense. Partner loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. Partner fraud expense represents noncredit fraud losses on loans and deposits originated by partners. Fraud losses are recorded when incurred as losses in noninterest expense, and the reimbursement from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. For more information on the accounting for BaaS loan and fraud expenses see the section titled “CCBX – BaaS Reporting Information.”
The following table presents, for the periods indicated, the BaaS loan and fraud expenses:

	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
BaaS loan expense	$15,560	$419	$36,079	$609
BaaS fraud expense	11,707	296	22,752	296
Total BaaS loan and fraud expense	$27,267	$715	$58,831	$905
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

Table of Contents,
Comparison of the quarter ended September 30, 2022 to the comparable quarter in the prior year
For the three months ended September 30, 2022, income tax expense totaled $3.0 million, compared to $1.9 million for the three months ended September 30, 2021. The $1.1 million increase in income tax expense is the result of higher net income, combined with the addition of various state taxes that are being assessed as CCBX activities and employees expanding into other states, which has increased the overall tax rate used in calculating the provision for income taxes in the current and future periods, however an accrual adjustment lowered our effective tax rate to 21.1% for the three months ended September 30, 2022, compared to 21.9% for the three months ended September 30, 2021.
Comparison of the nine months ended September 30, 2022 to the comparable period in the prior year
For the nine months ended September 30, 2022 income tax expense totaled $7.6 million, compared to $5.7 million for the nine months ended September 30, 2021. The $1.8 million increase in income tax expense is the result of higher net income. Our effective tax rates for the nine months ended September 30, 2022 and 2021 were 21.6% and 22.5%, respectively as a result of an accrual adjustment for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
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
Community bank total assets as of September 30, 2022 decreased $141.7 million, or 6.2%, to $2.14 billion, compared to $2.28 billion as of December 31, 2021. Loans receivable net of deferred fees for the community bank segment increased $196.3 million, or 14.1%, to $1.59 billion as of September 30, 2022, compared to $1.40 billion as of December 31, 2021. The increase in community bank loans receivable is the result of gross loan growth of $194.1 million, which includes $106.0 million in PPP loan forgiveness and paydowns during the nine months ended September 30, 2022. Total community bank deposits decreased $12.7 million, or 0.8%, to $1.63 billion, as of September 30, 2022, compared to $1.65 billion as of December 31, 2021.
CCBX total assets as of September 30, 2022 increased $639.9 million, or 181.3%, to $992.9 million, compared to $353.0 million as of December 31, 2021. During the nine months ended September 30, 2022, $128.2 million in CCBX loans were transferred to loans held for sale, with $84.9 million in loans sold and $43.3 million remaining in loans held for sale as of September 30, 2022; previously we did not have any loans held for sale. Total CCBX loans receivable increased $568.9 million, or 164.1%, to $915.6 million as of September 30, 2022, compared to $346.7 million as of December 31, 2021. The increase in loans receivable is the result of increased activity with CCBX partners. CCBX allowance for loan losses increased to $39.1 million as of September 30, 2022, compared to $8.3 million as of December 31, 2021 as a result of CCBX loan growth and portfolio mix. Total CCBX deposits increased $486.0 million, or 67.9%, to $1.20 billion, compared to $716.3 million as of December 31, 2021 as a result of growth within the CCBX relationships. This does not include an additional $266.7 million in CCBX deposits that are transferred off the balance sheet as of September 30, 2022.

Table of Contents,
The following table presents summary financial information for each segment for the periods indicated:

	September 30, 2022			December 31, 2021
(dollars in thousands; unaudited)	Bank	CCBX	Total	Bank	CCBX	Total

Total assets	$2,140,820	$992,921	$3,133,741	$2,282,514	$353,003	$2,635,517
Loans held for sale	—	43,314	43,314	—	—	—
Total loans receivable	1,592,320	915,569	2,507,889	1,396,060	346,675	1,742,735
Allowance for loan losses	(20,139)	(39,143)	(59,282)	(20,299)	(8,333)	(28,632)
Total deposits	1,634,796	1,202,270	2,837,066	1,647,529	716,258	2,363,787
Comparison of the quarter ended September 30, 2022 to the comparable quarter in the prior year
Income and expenses that are specific to CCBX are recorded to the CCBX segment. Additionally, certain indirect expenses are allocated to CCBX utilizing various metrics, such as number of employees, utilization of space and allocations based on loan and deposit balances. Included in noninterest expense for the community bank is administrative overhead of $7.9 million and $5.2 million for the quarters ended September 30, 2022 and September 30, 2021, respectively. Both the community bank and the CCBX segment benefit from this administrative overhead and services, which includes shared operational activities such as data management, compliance monitoring and other administration functions.
Net interest income for the community bank was $22.8 million for the quarter ended September 30, 2022, an increase of $5.5 million, or 31.4%, compared to $17.4 million for the quarter ended September 30, 2021. The increase in net interest income is largely due to increased yield on loans resulting from loan growth. Recapture of loan losses for the community bank was $238,000 for the quarter ended September 30, 2022, compared to a provision of $192,000 for the quarter ended September 30, 2021. Net charge-offs to average loans for the community bank segment have remained consistently low and was 0.10% for the quarter ended September 30, 2022 and 0.00% for the quarter ended September 30, 2021. Noninterest income for the community bank was $1.1 million, for the quarter ended September 30, 2022, a decrease of $2.7 million, or 70.6%, compared to $3.8 million for the quarter ended September 30, 2021. This change was largely due to recognizing an unrealized loss on equity securities of $135,000 in the quarter ended September 30, 2022 compared to the quarter ended September 30, 2021, when we recognized a $1.5 million unrealized holding gain on an equity security as a result of an observable price change. Additionally, loan referral fees and mortgage income are down for the quarter ended September 30, 2022, compared to the quarter ended September 30, 2021 as a result of the interest rate increases in 2022. Noninterest expenses for the community bank increased $4.0 million, or 28.6%, to $17.8 million as of September 30, 2022, compared to $13.8 million as of September 30, 2021. The increase in noninterest expense is largely due to increased salaries and employee benefits as a result of growth, higher software licenses maintenance and subscription costs related to new reporting software that helps monitor and assess risk and to automate and create efficiencies in reporting, and other expense increases related to growth.
Net interest income for CCBX was $26.4 million for the quarter ended September 30, 2022, an increase of $24.9 million, or 1,721.4%, compared to $1.4 million for the quarter ended September 30, 2021. The increase in net interest income is due to loan growth from active CCBX relationships. Provision for loan losses was $18.7 million as a result of loan origination growth from CCBX partners for the quarter ended September 30, 2022, compared to $63,000 for the quarter ended September 30, 2021. The $18.7 million provision on CCBX loans includes $17.9 million for partner loans with credit enhancement on them and $814,000 on CCBX partner loans that the Company is responsible for. In accordance with the program agreement and for true lender purposes for a CCBX partner only, the Company is responsible for credit losses on approximately 10% of a $77.9 million loan portfolio, or $7.8 million in partner loans at September 30, 2022. Noninterest income for CCBX was $33.3 million for the quarter ended September 30, 2022, an increase of $30.9 million, or 1,316.7%, compared to $2.3 million for the quarter ended September 30, 2021, due to an increase of $17.9 million in BaaS credit enhancements to establish a credit enhancement receivable for future loan losses due from our CCBX partners, $11.4 million increase in BaaS fraud enhancements and $1.7 million in BaaS program income, which was the result of increased relationships with broker dealers and digital financial service providers. Noninterest expenses for CCBX increased $31.0 million, or 1,336.9%, to $33.3 million as of September 30, 2022, compared to $2.3 million as of September 30, 2021. The increase in noninterest expense is largely due to an increase in BaaS loan expense, BaaS fraud expense from increased CCBX loan originations and increased salaries and benefits, for the quarter ended September 30, 2022, compared to the quarter ended September 30, 2021. For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”.

Table of Contents,
The following tables present summary financial information for each segment for the periods indicated:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(dollars in thousands; unaudited)	Bank	CCBX	Total	Bank	CCBX	Total

Net interest income	$22,815	$26,374	$49,189	$17,359	$1,448	$18,807
Provision for loan losses	(238)	18,666	18,428	192	63	255
Noninterest income	1,113	33,278	34,391	3,783	2,349	6,132
Noninterest expense	17,765	33,322	51,087	13,811	2,319	16,130
Comparison of the nine months ended September 30, 2022 to the comparable period in the prior year
Included in noninterest expense for the community bank is administrative overhead of $19.8 million and $13.9 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. Both the community bank and the CCBX segment benefit from this administrative overhead and services, which includes shared operational activities such as data management, compliance monitoring and other administration functions.
Net interest income for the community bank was $60.2 million for the nine months ended September 30, 2022, an increase of $8.1 million, or 15.6%, compared to $52.0 million for the nine months ended September 30, 2021. The increase in net interest income is largely due to increased yield on loans resulting from loan growth and a decrease in lower yielding PPP loans. Provision for loan losses for the community bank was $214,000 for the nine months ended September 30, 2022, compared to $877,000 for the nine months ended September 30, 2021. Net charge-offs to average loans for the community bank segment have remained consistently low and was 0.03% and 0.00% for the nine months ended September 30, 2022, and 2021, respectively. Noninterest income for the community bank was $4.4 million for the nine months ended September 30, 2022, a decrease of $4.7 million, or 51.8%, compared to $9.2 million for the nine months ended September 30, 2021, largely due to the sale of a bank branch, including deposits and loans, during the quarter ended September 30, 2021 which resulted in a nonrecurring net gain of $1.3 million for the nine months ended September 30, 2021. Additionally, loan referral fees decreased $1.3 million compared to the nine months ended September 30, 2021. The recognition of loan referral fees fluctuates in response to market conditions and as a result we may recognize more or less, or may not recognize any, loan referral fees in some periods. In the nine months ended September 30, 2021, there was a $1.5 million net unrealized gain on equity securities recognized as a result of an observable price change, compared to an unrealized loss of $135,000 in the nine months ended September 30, 2022. Noninterest expenses for the community bank increased $13.0 million, or 34.9%, to $50.1 million as of September 30, 2022, compared to $37.2 million as of September 30, 2021. The increase in noninterest expense is largely due to increased salaries and employee benefits as a result of growth, higher software licenses maintenance and subscription costs related to new reporting software that helps monitor and assess risk and to automate and create efficiencies in reporting, and other expense increases related to growth.
Net interest income for CCBX was $58.2 million for the nine months ended September 30, 2022, an increase of $55.5 million, or 2057.7%, compared to $2.7 million for the nine months ended September 30, 2022. The increase in net interest income is due to loan growth from active CCBX relationships. Provision for loan losses was $45.3 million for the nine months ended September 30, 2022, compared to $96,000 for the nine months ended September 30, 2021, as a result of loan growth from our partners. The $45.3 million provision on CCBX loans includes $44.4 million for partner loans with credit enhancement on them and $814,000 on CCBX partner loans that the Company is responsible for. In accordance with the program agreement and for true lender purposes for a CCBX partner only, the Company is responsible for credit losses on approximately 10% of a $77.9 million loan portfolio, or $7.8 million in partner loans at September 30, 2022. Noninterest income for CCBX was $77.4 million for the nine months ended September 30, 2022, an increase of $72.7 million, or 1,539.7%, compared to $4.7 million for the nine months ended September 30, 2021, due to an increase of $45.2 million in BaaS credit enhancements related to the allowance for loan losses and reserve for unfunded commitments, $22.5 million increase in BaaS fraud enhancements and $5.0 million in total BaaS program income, which was the result of increased relationships with broker dealers and digital financial service providers. Noninterest expenses for CCBX increased $64.5 million, or 1,276.3%, to $69.6 million as of September 30, 2022, compared to $5.1 million as of September 30, 2021. The increase in noninterest expense is largely due to growth from active CCBX relationships resulting in an increase in BaaS loan expense, BaaS fraud expense and increased salaries and benefits, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Legal and professional fees were higher due to contract costs and professional fees for infrastructure projects. For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”.

Table of Contents,
The following tables present summary financial information for each segment for the periods indicated:

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(dollars in thousands; unaudited)	Bank	CCBX	Total	Bank	CCBX	Total

Net interest income	$60,171	$58,172	$118,343	$52,038	$2,696	$54,734
Provision for loan losses	214	45,250	45,464	877	96	973
Noninterest income	4,426	77,443	81,869	9,175	4,723	13,898
Noninterest expense	50,113	69,558	119,671	37,159	5,054	42,213
Financial Condition
Our total assets increased $498.2 million, or 18.9%, to $3.13 billion at September 30, 2022 from $2.64 billion at December 31, 2021. The increase is primarily the result of $765.2 million increase in loans receivable during the nine months ended September 30, 2022. As of September 30, 2022, $5.8 million in PPP loans remain on the balance sheet, a decrease of $106.0 million from $111.8 million at December 31, 2021.
Loans Held For Sale
During the nine months ended September 30, 2022 $128.2 million in CCBX loans were transferred to loans held for sale, with $84.9 million in loans sold, at par, during the nine months ended September 30, 2022 and $43.3 million remaining in loans held for sale as of September 30, 2022; previously we did not have any loans held for sale. All of the loans held for sale are from one CCBX partner and are credit card home equity secured lines of credit.
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
As of September 30, 2022, loans receivable totaled $2.51 billion, an increase of $765.2 million, or 43.9%, compared to December 31, 2021. Total loans receivable is net of $6.6 million in net deferred origination fees, $111,000 of which is attributed to PPP loans. The increase includes CCBX loan growth of $568.9 million, or 164.1%, and community bank loan growth of $194.1 million, or 13.8%, which includes a $106.0 million, or 94.8%, reduction in PPP loans due to forgiveness and principal paydowns. Additionally, unused loan commitments increased including unused commitments on capital call lines which increased $344.2 million to $760.2 million at September 30, 2022, compared to $416.0 million at December 31, 2021, which will likely translate into loan growth as the commitments are utilized.
Loans as a percentage of deposits were 89.9% as of September 30, 2022, compared to 73.7% as of December 31, 2021. We remain focused on serving our communities and markets by growing loans and funding those loans with customer deposits. The increase in the loan to deposit ratio was due to loan growth.

Table of Contents,
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30, 2022		As of December 31, 2021
(dollars in thousands; unaudited)	Amount	Percent	Amount	Percent
Commercial and industrial loans:
PPP loans	$5,794	0.2%	$111,813	6.4%
Capital call lines	174,311	6.9	202,882	11.5
All other commercial & industrial loans	159,823	6.4	104,365	6.0
Total commercial and industrial loans:	339,928	13.5	419,060	23.9
Real estate loans:
Construction, land and land development	224,188	8.9	183,594	10.5
Residential real estate	402,781	16.0	204,389	11.7
Commercial real estate	1,024,067	40.7	835,587	47.7
Consumer and other loans	523,536	20.9	108,871	6.2
Gross loans receivable	2,514,500	100.0%	1,751,501	100.0%
Net deferred origination fees - PPP loans	(111)		(3,633)
Net deferred origination fees - all other loans	(6,500)		(5,133)
Loans receivable	$2,507,889		$1,742,735
Loan Yield (1)	8.46%		5.92%
(1)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.
The following tables detail the loans by segment which are included in the total loan portfolio table above:

Community Bank	As of
	September 30, 2022		December 31, 2021
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
PPP loans	$5,794	0.4%	$111,813	8.0%
All other commercial & industrial loans	143,808	9.0	104,365	7.4
Real estate loans:
Construction, land and land development loans	224,188	14.0	183,594	13.1
Residential real estate loans	198,871	12.5	167,502	11.9
Commercial real estate loans	1,024,067	64.0	835,587	59.5
Consumer and other loans:
Other consumer and other loans	2,220	0.1	2,034	0.1
Gross Community Bank loans receivable	1,598,948	100.0%	1,404,895	100.0%
Net deferred origination fees	(6,628)		(8,835)
Loans receivable	$1,592,320		$1,396,060
Loan Yield(1)	5.31%		5.89%
(1)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.

Table of Contents,

CCBX	As of
	September 30, 2022		December 31, 2021
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Capital call lines	$174,311	19.0%	$202,882	58.6%
All other commercial & industrial loans	16,015	1.8	—	0.0
Real estate loans:
Residential real estate loans	203,910	22.3	36,887	10.6
Consumer and other loans:
Credit cards	216,995	23.7	11,429	3.3
Other consumer and other loans	304,321	33.2	95,408	27.5
Gross CCBX loans receivable	915,552	100.0%	346,606	100.0%
Net deferred origination costs	17		69
Loans receivable	$915,569		$346,675
Loan Yield - CCBX (1)(2)	13.96%		6.13%
(1)CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. To determine net BaaS loan income earned from CCBX loan relationships, the Company takes BaaS loan interest income and deducts BaaS loan expense to arrive at net BaaS loan income which can be compared to interest income on the Company’s community bank loans. Net BaaS loan income is a non-GAAP measure. See the reconciliation of non-GAAP measures set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” for the impact of BaaS loan expense on CCBX yield.
(2)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.
Commercial and Industrial Loans. Commercial and industrial loans decreased $79.1 million, or 18.9%, to $339.9 million as of September 30, 2022, from $419.1 million as of December 31, 2021. The decrease in commercial and industrial loans receivable over December 31, 2021 was due to $106.0 million in forgiven and repaid PPP loans and a decrease of $28.6 million in capital call lines, partially offset by a $55.5 million increase in other commercial and industrial loans. Included in the commercial and industrial loan balance is $174.3 million and $202.9 million in capital call lines resulting from relationships with our CCBX partners as of September 30, 2022, and December 31, 2021, respectively. As of September 30, 2022, there were $16.0 million in CCBX other commercial loans, compared to zero at December 31, 2021.
Also included in commercial and industrial loans is $5.8 million and $111.8 million in PPP loans as of September 30, 2022, and December 31, 2021, respectively.
Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory or equipment, and we generally obtain personal guarantees on these loans. Commercial and industrial loans includes $35.2 million and $20.2 million in loans to financial institutions as of September 30, 2022, and December 31, 2021, respectively.
As of September 30, 2022, $5.8 million in PPP loans remained with $111,000 in net deferred fees, which will be recognized in interest income in future periods. The impact of PPP loans on the Company’s financial statements has significantly lessened as nearly all of the PPP loans have been paid off and/or forgiven.
Construction, Land and Land Development Loans. Construction, land and land development loans increased $40.6 million, or 22.1%, to $224.2 million as of September 30, 2022, from $183.6 million as of December 31, 2021. The increase is attributed to growth in community bank primarily for commercial construction and some land and land development loans.
Unfunded loan commitments for construction, land and land development loans were $163.0 million at September 30, 2022, compared to $134.3 million at December 31, 2021. Although we have seen a strong commercial and residential real estate market in the Puget Sound region thus far in 2022, the economic environment is continuously changing and is impacted by increased inflation, higher interest rates, global unrest, the war in Ukraine, mid-term elections and trade issues that have resulted in some economic uncertainty and slowing in construction lending.

Table of Contents,
Construction, land and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing these loans are primarily located in the Puget Sound region and are comprised of both residential and commercial properties, including owner occupied properties and investor properties. As of September 30, 2022, construction, land and land development loans included $109.9 million in commercial construction loans, $41.4 million in undeveloped land loans, $38.8 million in residential construction loans and $34.1 million in other construction, land and land development loans, compared to $82.8 million in commercial construction loans, $37.8 million in undeveloped land loans, $28.9 million in residential construction loans and $34.1 million in other construction, land and land development loans as of December 31, 2021.
Residential Real Estate Loans. Our one-to-four family residential real estate loans increased $198.4 million, or 97.1%, to $402.8 million as of September 30, 2022, from $204.4 million as of December 31, 2021 largely due to an increase of $167.0 million in CCBX loans.
We originate one-to-four family residential real estate adjustable-rate mortgage (“ARM”), loans for our portfolio and operate as a mortgage broker for mortgage lenders we have agreements with for customers who want a 15-year to 30-year, fixed-rate mortgage loan. As of September 30, 2022, the balance of our ARM portfolio loans was $27.9 million, compared to $22.2 million at December 31, 2021. Our ARM loans typically do not meet the guidelines for sale in the secondary market due to characteristics of the property, the loan terms or exceptions from agency underwriting guidelines, which enables us to earn a higher interest rate. We also purchase residential mortgages originated by other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio, meet certain regulatory requirements and increase our interest income. We last purchased residential mortgage loans in 2018. As of September 30, 2022, we held $9.5 million in purchased residential real estate mortgage loans, compared to $11.9 million at December 31, 2021. These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards. We also make one-to-four family loans to investors to finance their rental properties and to business owners to secure their business loans. As of September 30, 2022, residential real estate loans made to investors and business owners totaled $137.2 million. As of December 31, 2021, residential real estate loans made to investors and business owners totaled $114.0 million.
As of September 30, 2022, there were $203.9 million in CCBX home equity loans included in residential real estate, compared to $36.9 million at December 31, 2021, as a result of increased activity.
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
Commercial Real Estate Loans. Commercial real estate loans increased $188.5 million, or 22.6%, to $1.02 billion as of September 30, 2022, from $835.6 million as of December 31, 2021.
These increases, which occurred across the various segments of our portfolio, were due to our commitment to grow the portfolio in the Puget Sound region. We actively seek commercial real estate loans in our markets and our lenders are experienced in competing for these loans and managing these relationships.

Table of Contents,
We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10 to 25 year period with balloon payments due at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates. At September 30, 2022, approximately 31.1% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 40.7% of our loan portfolio at September 30, 2022 and are historically our largest source of revenue. As of September 30, 2022, we held $42.5 million in purchased commercial real estate loans, compared to $35.9 million at December 31, 2021. Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans, and remains diligent in communicating and proactively working with borrowers to help mitigate potential credit deterioration.
Consumer and Other. Consumer and other loans increased $414.7 million, or 380.9%, to $523.5 million, from $108.9 million as of December 31, 2021, as a result of growth in CCBX loans originated by our partners.
CCBX consumer loans totaled $521.3 million as of September 30, 2022, compared to $106.8 million at December 31, 2021. CCBX consumer loans include installment loans, credit cards, lines of credit and other loans. Our community bank consumer and other loans totaled $2.2 million as of September 30, 2022, compared to $2.0 million at December 31, 2021 and are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans.
Industry Exposure and Categories of Loans
We have a diversified loan portfolio, representing a wide variety of industries. Our major categories of loans are commercial real estate, consumer and other loans, residential real estate, commercial and industrial, and construction, land and land development loans. Together they represent $2.51 billion in outstanding loan balances. When combined with $2.32 billion in unused commitments the total of these categories is $4.83 billion.
The following table summarizes our exposure by industry for our commercial real estate portfolio as of September 30, 2022:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Apartments	$208,509	$5,658	$214,167	4.4%	$2,644	81
Hotel/Motel	165,233	4,880	170,113	3.5	6,075	28
Retail	116,648	3,631	120,279	2.5	1,215	99
Office	100,224	3,522	103,746	2.1	1,048	99
Mixed use	84,255	4,681	88,936	1.8	988	90
Convenience Store	81,286	4,336	85,622	1.8	2,088	41
Warehouse	74,382	1,766	76,148	1.6	1,410	54
Mini Storage	46,989	1,810	48,799	1.0	3,050	16
Manufacturing	40,634	1,765	42,399	0.9	1,211	35
Groups < 0.70% of total	105,907	5,148	111,055	2.3	1,354	82
Total	$1,024,067	$37,197	$1,061,264	22.0%	$1,698	625

Table of Contents,
As illustrated in the table below, our CCBX partners originate a large number of mostly smaller dollar loans, resulting in an average consumer loan of just $1,200.
The following table summarizes our exposure by industry for our consumer and other loan portfolio as of September 30, 2022:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX consumer loans
Installment loans	$294,907	$—	$294,907	6.1%	$1.5	196,058
Credit cards	216,995	800,914	1,017,909	21.1	1.3	162,170
Lines of credit	6,104	559	6,663	0.1	0.2	30,481
Other loans	3,310	—	3,310	0.1	0.2	16,854
Community bank consumer loans
Lines of credit	155	397	552	0.0	3.7	42
Installment loans	1,408	716	2,124	0.0	33.5	42
Other loans	657	—	657	0.0	1.9	339
Total	$523,536	$802,586	$1,326,122	27.4%	$1.2	405,986
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our exposure by industry for our residential real estate portfolio as of September 30, 2022:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX residential real estate loans
Home equity line of credit	$203,910	$436,346	$640,256	13.2%	$23	8,836
Community bank residential real estate loans
Closed end, secured by first liens	173,890	4,389	178,279	3.7	610	285
Home equity line of credit	15,750	33,945	49,695	1.0	85	186
Closed end, second liens	9,231	1,912	11,143	0.2	330	28
Total	$402,781	$476,592	$879,373	18.2%	$43	9,335
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.

Table of Contents,
The following table summarizes our concentration by industry for our commercial and industrial loan portfolio as of September 30, 2022:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Capital Call Lines (1)	$174,311	$760,192	$934,503	19.3%	$1,019	171
Construction/Contractor Services	23,737	31,764	55,501	1.1	129	184
Financial Institutions	35,150	—	35,150	0.7	3,906	9
Manufacturing	14,530	5,477	20,007	0.4	382	38
Medical / Dental / Other Care	21,408	4,833	26,241	0.5	335	64
Retail	17,054	5,792	22,846	0.5	25	676
Groups < 0.30% of total	53,738	31,660	85,398	1.8	177	303
Total	$339,928	$839,718	$1,179,646	24.4%	$235	1,445
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table details our concentration for our construction, land and land development loan portfolio as of September 30, 2022:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Commercial construction	$109,874	$116,147	$226,021	4.7%	$3,789	29
Residential construction	38,795	31,170	69,965	1.4	970	40
Undeveloped land loans	41,373	4,068	45,441	0.9	3,183	13
Developed land loans	19,436	6,130	25,566	0.5	607	32
Land development	14,710	5,485	20,195	0.4	774	19
Total	$224,188	$163,000	$387,188	8.0%	$1,686	133

Table of Contents,
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
We had $22.9 million in nonperforming assets as of September 30, 2022, compared to $1.7 million as of December 31, 2021. This includes $15.8 million in CCBX loans more than 90 days past due and still accruing interest as of September 30, 2022, compared to $1.5 million at December 31, 2021. All of our nonperforming assets were nonperforming loans as of September 30, 2022 and December 31, 2021. Our nonperforming loans to loans receivable ratio was 0.91% at September 30, 2022, compared to 0.10% at December 31, 2021. The increase in nonperforming assets was due to a $14.3 million increase in CCBX partner loans that are 90 days or more past due and still accruing interest. Community bank nonaccrual loans increased $6.8 million during the nine months ended September 30, 2022 due to the addition of two new nonaccrual loans partially offset by other nonaccrual principal reductions/charge-offs.
Our community bank credit quality remains strong, as demonstrated by the low level of community bank charge-offs and nonperforming loan balance for the nine months ended September 30, 2022. CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for loan losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by absorbing incurred losses, when accruing consumer loans originated by CCBX partners are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards).

Table of Contents,
The following table presents information regarding nonperforming assets at the dates indicated:

(dollars in thousands; unaudited)	As of September 30, 2022	As of December 31, 2021
Nonaccrual loans:
Commercial and industrial loans	$94	$166
Real estate loans:
Construction, land and land development	66	—
Residential real estate	—	55
Commercial real estate	6,901	—
Total nonaccrual loans	7,061	221
Accruing loans past due 90 days or more:
Commercial & industrial loans	138	—
Real estate loans:
Residential real estate loans	638	39
Consumer and other loans:
Credit cards	4,777	155
Other consumer and other loans	10,268	1,312
Total accruing loans past due 90 days or more	15,821	1,506
Total nonperforming loans	22,882	1,727
Real estate owned	—	—
Repossessed assets	—	—
Troubled debt restructurings, accruing	—	—
Total nonperforming assets	$22,882	$1,727
Total nonaccrual loans to loans receivable	0.28%	0.01%
Total nonperforming loans to loans receivable	0.91%	0.10%
Total nonperforming assets to total assets	0.73%	0.07%
The following tables detail nonperforming assets by segment which are included in the total nonperforming assets table above:

Community Bank	As of
(dollars in thousands; unaudited)	September 30, 2022	December 31, 2021
Nonaccrual loans:
Commercial and industrial loans	$94	$166
Real estate:
Construction, land and land development	66	—
Residential real estate	—	55
Commercial real estate	6,901	—
Total nonaccrual loans	7,061	221
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	—	—
Total nonperforming loans	7,061	221
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$7,061	$221

Table of Contents,

CCBX	As of
(dollars in thousands; unaudited)	September 30, 2022	December 31, 2021
Nonaccrual loans	$—	$—
Accruing loans past due 90 days or more:
Commercial & industrial loans	138	—
Real estate loans:
Residential real estate loans	638	39
Consumer and other loans:
Credit cards	4,777	155
Other consumer and other loans	10,268	1,312
Total accruing loans past due 90 days or more	15,821	1,506
Total nonperforming loans	15,821	1,506
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$15,821	$1,506
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
In connection with our allowance for loan loss review, we consider risk elements applicable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements we consider include:
•for commercial and industrial loans, the debt service coverage ratio (income from the business in excess of operating expenses compared to loan repayment requirements), the operating results of the commercial, professional or agricultural enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral;
•for commercial real estate loans, the debt service coverage ratio, operating results of the owner in the case of owner-occupied properties, the loan-to-value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type;
•for residential real estate loans, the borrower’s ability to repay the loan, including a consideration of the debt-to-income ratio and employment and income stability, the loan-to-value ratio, and the age, condition and marketability of the collateral; and
•for construction, land and land development loans, the perceived market feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan-to-value ratio.

Table of Contents,
As of September 30, 2022, the allowance for loan losses totaled $59.3 million, or 2.36% of total loans. As of December 31, 2021, the allowance for loan losses totaled $28.6 million, or 1.64% of total loans. The increase in the Company’s allowance for loan losses for the quarter ended September 30, 2022 compared to December 31, 2021, is largely related to the provision for CCBX partner loans. During the nine months ended September 30, 2022, a $45.3 million provision for loan losses was recorded for CCBX partner loans based on management’s analysis. The factors used in management’s analysis for community bank loan losses indicated that a provision for loan losses of $214,000 was needed for the nine months ended September 30, 2022. The economic environment is continuously changing with increased inflation, higher interest rates, global unrest, the war in Ukraine, mid-term elections and trade issues that have resulted in some economic uncertainty. As described above, CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for loan losses. Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by absorbing incurred losses. In accordance with accounting guidance, we estimate and record a provision for probable losses for these CCBX loans and negative deposit accounts. When the provision for loan losses and provision for unfunded commitments is recorded, a receivable is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner's legal commitment to cover losses. The receivable is relieved as credit enhancement recoveries are received from the CCBX partner. Agreements with our CCBX partners also provide protection to the Bank from fraud by absorbing incurred fraud losses. Fraud losses are recorded when incurred as losses in noninterest expense, and the enhancement received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. CCBX partners also pledge a cash reserve account at the Bank which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by absorbing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligations to replenish their cash reserve account then the Bank would be exposed to additional loan and deposit losses, as a result of this counterparty risk. If a CCBX partner does not replenish their cash reserve account then the Bank can declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. The Bank would write-off any remaining receivable from the CCBX partner but would retain the full yield on the loan going forward, and BaaS loan expense would decrease once default occurred and payments to the CCBX partner were stopped. The Company is not required to implement the provisions of the CECL accounting standard until January 1, 2023 and continues to account for the allowance for credit losses under the incurred loss model.
The following table presents the loans receivable and allowance for loan losses by segment for the periods indicated:

	As of September 30, 2022			As of December 31, 2021
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Loans receivable	$1,592,320	$915,569	$2,507,889	$1,396,060	$346,675	$1,742,735
Allowance for loan losses	(20,139)	(39,143)	(59,282)	(20,299)	(8,333)	(28,632)
Allowance for loan losses to total loans receivable	1.26%	4.28%	2.36%	1.45%	2.40%	1.64%

Table of Contents,
The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(dollars in thousands; unaudited)	2022	2021	2022	2021
Allowance at beginning of period	$49,358	$19,966	$28,632	$19,262
Provision for loan losses	18,428	255	45,464	973
Charge-offs:
Commercial and industrial loans	360	—	398	16
Residential real estate	105	—	105	—
Consumer and other	8,048	31	14,360	45
Total charge-offs	8,513	31	14,863	61
Recoveries:
Commercial and industrial loans	2	16	39	21
Consumer and other	7	16	10	27
Total recoveries	9	32	49	48
Net charge-offs	8,504	(1)	14,814	13
Allowance at end of period	$59,282	$20,222	$59,282	$20,222
Allowance for loan losses to nonaccrual loans	839.57%	3277.47%	839.57%	3277.47%
Allowance to nonperforming loans	259.08%	2732.70%	259.08%	2732.70%
Allowance to loans receivable	2.36%	1.19%	2.36%	1.19%
Net charge-offs to average loans (1)	1.38%	0.00%	0.93%	0.00%
(1)Annualized calculations shown for periods presented.
The following table presents, as of and for the periods indicated, net charge-off information by segment:

	Three Months Ended
	September 30, 2022			September 30, 2021
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$411	$8,102	$8,513	$14	$17	$31
Gross recoveries	(3)	(6)	(9)	(24)	(8)	(32)
Net charge-offs	$408	$8,096	$8,504	$(10)	$9	$(1)
Net charge-offs to average loans (1)	0.10%	3.59%	1.38%	0.00%	0.02%	0.00%

	Nine Months Ended
	September 30, 2022			September 30, 2021
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$418	$14,445	$14,863	$39	$22	$61
Gross recoveries	(43)	(6)	(49)	(36)	(12)	(48)
Net charge-offs	$375	$14,439	$14,814	$3	$10	$13
Net charge-offs to average loans (1)	0.03%	2.94%	0.93%	0.00%	0.01%	0.00%
(1)Annualized calculations shown for periods presented.

Table of Contents,
The allowance for loan losses to nonaccrual loans ratio decreased as of September 30, 2022, compared to September 30, 2021 as a result of an increase of $6.4 million in nonaccrual community bank loans, combined with an increase of $39.1 million in the allowance for loan losses. The increase in the allowance for loan losses for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, is largely related to the increase in the allowance for loans originated by our CCBX partners. CCBX partner agreements provide for, and the Company has collected in full, credit enhancements that cover the $8.1 million and $14.4 million in net-charge-offs on CCBX loans for the three and nine months ended September 30, 2022, respectively. At September 30, 2022, the allowance for loan losses for CCBX partner loans totaled $39.1 million, compared to $152,000 at September 30, 2021.
Although we believe that we have established our allowance for loan losses in accordance with GAAP and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio. We have not seen an increase in community bank loan losses due to COVID-19 as originally anticipated, as evidenced by the low level of charge-offs and nonperforming loans, however, the economic environment is continuously changing with increased inflation, higher interest rates, global unrest, the war in Ukraine, mid-term elections and trade issues that have resulted in some economic uncertainty. If economic conditions worsen then Washington state and Puget Sound region may experience a more severe economic downturn, and our asset quality could deteriorate, which may require material additional provisions for loan losses.
Securities
We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits or other business purposes. At September 30, 2022, 98.5% of our investment portfolio consisted primarily of U.S. Treasury securities. The remainder of our securities portfolio was invested in municipal bonds, U.S. Agency collateralized mortgage obligations and U.S. Agency residential mortgage-backed securities. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At September 30, 2022, our loan-to-deposit ratio was 89.9% due to our significant growth in both loans and deposits. Our securities portfolio represented less than 5% of assets. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we anticipate investing excess funds to provide a higher return.
As of September 30, 2022, the amortized cost of our investment securities totaled $101.5 million, an increase of $64.9 million, or 177.2%, compared to $36.6 million as of December 31, 2021. The increase in the securities portfolio was due to the purchase of five Treasury securities for $135.0 million during the nine months ended September 30, 2022, to invest excess funds, replace maturing securities and pledge to secure public deposits and for other purposes as required or permitted by law, partially offset by $70.0 million in U.S. Treasury maturities and other principal paydowns.
Our investment portfolio consists of securities classified as available for sale and, to a lesser amount, held to maturity. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. As of September 30, 2022, our available for sale portfolio has an unrealized loss of $2.6 million, compared to an unrealized gain of $5,000 as of December 31, 2021.

Table of Contents,
The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of September 30, 2022		As of December 31, 2021
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$99,960	$97,316	$34,999	$34,998
U.S. Agency collateralized mortgage obligations	57	54	68	70
U.S. Agency residential mortgage-backed securities	1	1	3	3
Municipal bonds	250	250	252	256
Total available-for-sale securities	100,268	97,621	35,322	35,327
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	1,250	1,132	1,296	1,348
Total held-to-maturity securities	1,250	1,132	1,296	1,348
Total investment securities	$101,518	$98,753	$36,618	$36,675
We held a $2.2 million equity interest in a financial technology company as of September 30, 2022 and December 31, 2021, which consists of common stock and preferred shares. We elected to account for the investments under ASC 321 Investments – Equity Securities without Readily Determinable Value. The investment is held at cost minus impairment if any, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issue. This method should be applied until the investment does not qualify for the measurement election (e.g., if the investment has a readily determinable fair value). We will reassess at each reporting period whether the equity investment without a readily determinable fair value qualifies to be measured at cost minus impairment; there was no change to the value or valuation technique this quarter. Additionally, during the nine months ended September 30, 2022 we wrote off our investment in a corporate equity security in another technology company; at December 31, 2021 our investment was $100,000, and it was recorded in other investments on the balance sheet. We also held equity indirectly in two other technology companies for $350,000 as of September 30, 2022 and December 31, 2021.
During the year ended December 31, 2021, we entered agreements with remaining capital commitments of $1.0 million in two separate investment funds designed to help accelerate technology adoption at banks. As of December 31, 2021, we held $160,000 in investment funds. During the nine months ended September 30, 2022 we contributed $375,000 and recognized a net market loss of $35,000 bringing our investment funds total to $500,000 as of September 30, 2022, and our outstanding capital commitment to $1.0 million.
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

Table of Contents,
Total deposits as of September 30, 2022 were $2.84 billion, an increase of $473.3 million, or 20.0%, compared to $2.36 billion as of December 31, 2021. The increase in deposits was largely in core deposits, which increased $478.3 million to $2.73 billion from $2.25 billion at December 31, 2021. We define core deposits as all deposits except time deposits and brokered deposits. The $478.3 million increase in core deposits is also largely from growth in the CCBX segment, which accounted for $481.4 million of the increase, partially offset by a decrease of $3.1 million in community bank deposits. Additionally, as of September 30, 2022 we have access to $266.7 million in CCBX customer deposits that are currently being transferred from the Bank’s balance sheet to other financial institutions on a daily basis. Depending on the circumstances of how the Bank would retain these deposits and its relationship with the customer, these retained deposits could be classified as brokered deposits.
Included in total deposits is $1.20 billion in CCBX deposits, an increase of $486.0 million, or 67.9%, compared to $716.3 million as of December 31, 2021. CCBX customer deposit relationships include deposits with CCBX end customers, operating and non-operating deposit accounts. The deposits from our CCBX division are generally classified as interest bearing NOW and money market accounts, and a portion of such CCBX deposits may be classified as brokered deposits as a result of the relationship agreement. During the first and second quarter of 2022, the majority of CCBX deposits were reclassified from noninterest bearing to interest bearing. This is because the current rate exceeds the minimum interest rate set in their respective program agreements, as a result of the recent increases in interest rates by the FOMC.
Total noninterest bearing deposits as of September 30, 2022 were $813.2 million, a decrease of $542.7 million, or 40.0%, compared to $1.36 billion as of December 31, 2021. The $542.7 million decrease is primarily the result of reclassifying CCBX noninterest bearing deposits to interest bearing as a result of the recent increase in interest rates by the FOMC, partially offset by growth in CCBX noninterest deposits and growth in community bank noninterest deposits. Noninterest bearing deposits represent 28.7% and 57.4% of total deposits for September 30, 2022 and December 31, 2021, respectively.
Total interest bearing account balances, excluding time deposits, as of September 30, 2022 were $1.99 billion, an increase of $1.03 billion, or 106.3%, compared to $964.4 million as of December 31, 2021. The $1.03 billion increase is the result of reclassifying CCBX noninterest bearing deposits to interest bearing as a result of the recent increases in interest rates by the FOMC, combined with CCBX growth in interest bearing deposits partially offset by community bank decrease in interest bearing deposits of $30.4 million. Included in interest bearing account balances is $75.4 million in BaaS-brokered deposits, an increase of $4.6 million from December 31, 2021. Also included in interest bearing deposits is $14.6 million in reciprocal deposits.
Total time deposit balances as of September 30, 2022 were $33.9 million, a decrease of $9.6 million, or 22.1%, from $43.5 million as of December 31, 2021. The decrease is due to the strong increase in core deposits, and our focus on core deposits and letting higher rate deposits run off as they mature. We have seen competitors increase rates on time deposits, and we have not globally matched their rates in response as we have been able to grow and retain less costly core deposits.
The following table sets forth deposit balances at the dates indicated:

	As of September 30, 2022		As of December 31, 2021
(dollars in thousands; unaudited)	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
Demand, noninterest bearing	$813,217	28.7%	$1,355,908	57.4%
NOW and money market	1,807,105	63.7	789,709	33.4
Savings	107,508	3.8	103,956	4.4
Total core deposits	2,727,830	96.2	2,249,573	95.2
BaaS-brokered deposits	75,363	2.6	70,757	3.0
Time deposits less than $100,000	13,296	0.5	14,961	0.6
Time deposits $100,000 and over	20,577	0.7	28,496	1.2
Total	$2,837,066	100.0%	$2,363,787	100.0%
Cost of Deposits (1)	0.82%		0.09%
(1)Cost of deposits is annualized for the three months ended for each period presented.

Table of Contents,
The following tables detail the deposits for the segments which are included in the total deposit portfolio table above:

Community Bank	As of
	September 30, 2022		December 31, 2021
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$746,516	45.7%	$719,233	43.7%
NOW and money market	748,347	45.8	780,884	47.4
Savings	106,059	6.5	103,954	6.3
Total core deposits	1,600,922	97.9	1,604,071	97.4
Brokered deposits	1	0.0	1	0.0
Time deposits less than $100,000	13,296	0.8	14,961	0.9
Time deposits $100,000 and over	20,577	1.3	28,496	1.7
Total Community Bank deposits	$1,634,796	100.0%	$1,647,529	100.0%
Cost of deposits(1)	0.16%		0.12%
(1)Cost of deposits is annualized for the three months ended for each period presented.

CCBX	As of
	September 30, 2022		December 31, 2021
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$66,701	5.5%	$636,675	88.9%
NOW and money market	1,058,758	88.1	8,825	1.2
Savings	1,449	0.1	2	0.0
Total core deposits	1,126,908	93.7	645,502	90.1
BaaS-brokered deposits	75,362	6.3	70,756	9.9
Total CCBX deposits	$1,202,270	100.0%	$716,258	100.0%
Cost of deposits (1)	1.79%		0.02%
(1)Cost of deposits is annualized for the three months ended for each period presented.
The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(dollars in thousands; unaudited)	As of September 30, 2022	As of December 31, 2021
Maturity Period:
Three months or less	$7,060	$8,106
Over three through six months	3,141	6,520
Over six through twelve months	5,759	8,925
Over twelve months	4,617	4,945
Total	$20,577	$28,496
Weighted average maturity (in years)	0.78	0.73
Average deposits for the three months ended September 30, 2022 were $2.76 billion, an increase of 39.4% compared to $1.98 billion for the three months ended September 30, 2021. The increase in average deposits was primarily due to an increase in core deposits, primarily in interest rate bearing deposits. We expect deposits to increase with continued growth in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by branch managers, treasury service personnel and lenders. Additionally, as our CCBX relationships grow, so too will our deposits.
The average rate paid on total deposits was 0.82% for the three months ended September 30, 2022, compared to 0.10% for the three months ended September 30, 2021. The average rate paid on NOW and money market accounts increased 100

Table of Contents,
basis points for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The average rate paid on time deposits of less than $100,000 decreased 17 basis points for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The average rate paid on time deposits greater than $100,000 decreased 0.26% for the three months ended September 30, 2022 compared to the three months ended. The average rate paid on savings was fairly flat for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The average rate paid on BaaS brokered deposits increased 1.33% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The overall higher average rate paid on interest bearing accounts in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 is due to the recent interest rate increases by the FOMC. Increased Fed Funds rates along with competition are expected to continue to impact future cost of deposits and our pricing strategies.
The average rate paid on total deposits was 0.41% for the nine months ended September 30, 2022, compared to 0.14% for the nine months ended September 30, 2021. The average rate paid on NOW and money market accounts increased 41 basis points for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The average rate paid on time deposits of less than $100,000 decreased 32 basis points for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The average rate paid on time deposits greater than $100,000 increased 0.30% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due to the recognition of additional interest expense of $130,000 during the nine months ended September 30, 2022 to correct interest on CDs from a previous period. The average rate paid on savings was fairly flat for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The average rate paid on BaaS brokered deposits increased 52 basis points compared to the nine months ended September 30, 2021. The overall higher average rate paid on interest bearing accounts in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is due to the recent interest rate increases by the FOMC.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
(dollars in thousands; unaudited)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)
Demand, noninterest bearing	$807,952	0.00%	$1,061,311	0.00%	$987,343	0.00%	$873,271	0.00%
NOW and money market	1,734,937	1.23	752,889	0.23	1,413,657	0.68	726,174	0.27
Savings	108,097	0.05	94,143	0.03	105,568	0.04	90,574	0.03
BaaS-brokered deposits	74,687	1.67	24,152	0.34	70,815	0.87	23,139	0.35
Time deposits less than $100,000	13,625	0.26	15,825	0.43	14,306	0.29	17,353	0.61
Time deposits $100,000 and over	21,824	0.25	32,783	0.51	24,419	1.02	35,334	0.72
Total deposits	$2,761,122	0.82%	$1,981,103	0.10%	$2,616,108	0.41%	$1,765,845	0.14%
(1)Annualized calculations shown for periods presented.
The ratio of average noninterest bearing deposits to average total deposits for the three months ended September 30, 2022 was 29.3% and compared to 53.6% for the three months ended September 30, 2021 and 37.7% for the nine months ended September 30, 2022 compared to 49.5% for the nine months ended September 30, 2021.
Uninsured Deposits
The FDIC insures our deposits up to $250,000 per depositor, per insured bank for each account ownership category. Deposits that exceed insurance limits are uninsured. At September 30, 2022, deposits totaled $2.84 billion, of which total estimated uninsured deposits were $867.7 million. At September 30, 2021, deposits totaled $2.22 billion, of which total estimated uninsured deposits were $796.2 million.

Table of Contents,
The table below shows the estimated uninsured time deposits, by account, for the maturity periods indicated:

(dollars in thousands; unaudited)	As of September 30, 2022
Maturity Period:
Three months or less	$1,296
Over three through six months	712
Over six through twelve months	742
Over twelve months	298
Total	$3,048
Borrowings
We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of September 30, 2022 and September 30, 2021, total borrowing capacity of $28.2 million and $21.7 million, respectively, was available under this arrangement. As of September 30, 2022 and 2021, Federal Reserve advances totaled zero.
Paycheck Protection Program Liquidity Facility. To bolster the effectiveness of the SBA’s PPP loan program, the Federal Reserve supplied liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The PPP provided loans to small businesses so that they can keep their employees on the payroll and pay for other allowed expenses. If the borrowers meet certain criteria, the loan may be forgiven. The PPPLF extended credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. The interest rate was 0.35% and as PPP loans were paid down, the borrowing line also had to be paid down. The borrowing was paid in full in June 2021 and as of September 30, 2022 and 2021, no PPPLF advances were outstanding. PPPLF advances were a new borrowing arrangement beginning in 2020 that had favorable capital treatment and was specific to the PPP loan program. The last day to take new advances on the PPPLF was July 31, 2021.
The table below provides details on PPPLF borrowings for the periods indicated:

	As of and For the Three Months Ended September 30,		As of and For the Nine Months Ended September 30,
(dollars in thousands; unaudited)	2022	2021	2022	2021
Maximum amount outstanding at any month-end during period:
PPPLF Advances	$—	$—	$—	$185,894
Average outstanding balance during period:
PPPLF Advances	$—	$—	$—	$91,850
Weighted average interest rate during period:
PPPLF Advances	0.00%	0.00%	0.00%	0.35%
Balance outstanding at end of period:
PPPLF Advances	$—	$—	$—	$—
Weighted average interest rate at end of period:
PPPLF Advances	0.00%	0.00%	0.00%	0.00%
Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of September 30, 2022 and September 30, 2021, we had borrowing capacity of $136.6 million and $120.4 million, respectively, with the FHLB. During the nine months ended September 30, 2022, we repaid a total of $25.0 million in FHLB term advances. This included a $10.0 million advance that would have matured in March of 2023 and $15.0 million advance that would have matured in March 2025. We have sufficient liquidity for our current loan demand, and

Table of Contents,
with no prepayment penalty for early repayment, management opted to repay these term advances and save the unnecessary interest expense.
The table below provides details on the FHLB borrowings for the periods indicated:

	As of and For the Three Months Ended September 30,		As of and For the Nine Months Ended September 30,
(dollars in thousands; unaudited)	2022	2021	2022	2021
Maximum amount outstanding at any month-end during period:
FHLB Advances	$—	$24,999	$24,999	$24,999
Average outstanding balance during period:
FHLB Advances	$—	$24,999	$8,058	$24,999
Weighted average interest rate during period:
FHLB Advances	0.00%	1.13%	1.13%	1.13%
Balance outstanding at end of period:
FHLB Advances	$—	$24,999	$—	$24,999
Weighted average interest rate at end of period:
FHLB Advances	0.00%	1.13%	0.00%	1.13%
Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I (the “Trust”), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The debentures bear interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. The effective rate as of September 30, 2022 and December 31, 2021 was 5.39% and 2.30%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture, subject to Federal Reserve approval. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.
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

In November 2022, the Company issued subordinated notes in the aggregate amount of $20.0 million. The notes mature on November 1, 2032, and bear interest at the rate of 7.00% per year for five years and, thereafter, reprices quarterly beginning November 1, 2027, at a rate equal to the three-month SOFR plus 2.9%. The five-year 7.00% interest period ends on November 1, 2027. We may redeem the subordinated notes, in whole or in part, without premium or penalty, in principal redemption multiples of $1,000, after November 1, 2027, subject to any required regulatory approvals. Proceeds will be used for general corporate purposes.

Table of Contents,
Liquidity and Capital Resources
Liquidity Management
Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, and operational, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity management. Deposits obtained through our CCBX segment are a significant source of liquidity for us. If a relationship with a large CCBX partner terminates, the exit of those deposits could have an adverse impact on liquidity. Partner program agreements govern the relationship and are valid for a given period of time. Prior to exiting, the partner would need to provide us adequate notice as stipulated in the agreement that they were not going to renew the program agreement and intend to move the deposits. The movement to an alternate BaaS provider is cumbersome and would be over a period of time, which would allow us the opportunity to put alternate liquidity in place; those options are more fully discussed below. As of September 30, 2022, we have 2 partners with deposits that are in excess of 10% of total deposits and represent 32% of total deposits.
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
Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available-for-sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail, commercial, and BaaS deposits, advances from the FHLB and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve discount window, draws on established federal funds lines from unaffiliated commercial banks, funds from online rate services, brokered deposits, a one-way buy through an ICS account, and the issuance of debt or equity securities. We also participated in the PPPLF, which provided an additional source of low cost funding, at a 0.35% interest rate, and favorable capital treatment for the PPP loans. In June 2021, we repaid all borrowings under the PPPLF in full, resulting in a zero balance thereafter. We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary and are closely monitoring liquidity in this uncertain economic environment.
The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs. During the nine months ended September 30, 2022, the Company contributed $21.0 million to the Bank. The Company currently holds $2.0 million in cash for debt servicing and operating purposes each year. In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are

Table of Contents,
statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs.
Additionally, the Bank, as of September 30, 2022, has access to $266.7 million in CCBX customer deposits that are currently being transferred from the Bank’s balance sheet to other financial institutions on a daily basis. The Bank could retain these deposits for liquidity and funding purposes if needed. We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs. For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs and the Bank established a minimum liquidity ratio of 5% of assets. Both of these minimum liquidity levels are on-balance sheet sources. Per policy and the Bank’s liquidity contingency plan, in event of a liquidity emergency the Bank can utilize wholesale funds in an amount up to 30% of assets. Since the Bank uses only a small portion of its borrowing or wholesale funding capacity, the Bank has access to funds if needed in a liquidity emergency.
Capital Adequacy
Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital levels relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank level. Because the Company’s consolidated assets exceed $3.0 billion as of September 30, 2022, the Company is no longer eligible for the Federal Reserve’s Small Bank Holding Company Policy Statement and will be evaluated relative to the capital adequacy standards established by the Federal Reserve going forward. The Company was not in excess of $3.0 billion as of June 30, 2022, and accordingly prepared and filed financial reports with the Federal Reserve as a small bank holding company. Currently, the Federal Reserve assesses the capital position of the Company based on these reports by reviewing its debt-to-equity ratio and its capacity to serve as a source of strength to the Bank.
As of September 30, 2022, and December 31, 2021, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us. In addition, the Company maintains an effective registration statement on Form S-3 with the Securities and Exchange Commission that would allow the Company to raise additional capital in an amount up to $115.5 million. The Company raised $34.5 million in December 2021. The Company through private placement raised $25.0 million in subordinated debt in 2021 and repaid $10 million of subordinated debt with the proceeds and used the remainder for general corporate purposes. On November 1, 2022 the Company raised $20.0 million of subordinated debt with the proceeds to be used for general corporate purposes. Please see subsequent events for more detail on this subordinated debt capital raise.

Table of Contents,
The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes (1)		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
(dollars in thousands; unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Leverage Capital (to average assets)
Company	$234,239	7.70%	$121,688	4.00%	$152,110	5.00%
Bank Only	253,346	8.34%	121,560	4.00%	151,950	5.00%
Common Equity Tier I Capital (to risk-weighted assets)
Company	230,739	8.49%	122,290	4.50%	176,641	6.50%
Bank Only	253,346	9.34%	122,079	4.50%	176,336	6.50%
Tier I Capital (to risk-weighted assets)
Company	234,239	8.62%	163,053	6.00%	217,404	8.00%
Bank Only	253,346	9.34%	162,772	6.00%	217,030	8.00%
Total Capital (to risk-weighted assets)
Company	293,546	10.80%	217,404	8.00%	271,756	10.00%
Bank Only	287,595	10.60%	217,030	8.00%	271,287	10.00%
December 31, 2021
Leverage Capital (to average assets)
Company	$204,585	8.07%	$101,460	4.00%	$126,826	5.00%
Bank Only	201,783	7.96%	101,350	4.00%	126,687	5.00%
Common Equity Tier I Capital (to risk-weighted assets)
Company	201,085	11.06%	81,834	4.50%	118,205	6.50%
Bank Only	201,783	11.12%	81,623	4.50%	117,900	6.50%
Tier I Capital (to risk-weighted assets)
Company	204,585	11.25%	109,112	6.00%	145,483	8.00%
Bank Only	201,783	11.12%	108,830	6.00%	145,107	8.00%
Total Capital (to risk-weighted assets)
Company	252,405	13.88%	145,483	8.00%	181,854	10.00%
Bank Only	224,545	12.38%	145,107	8.00%	181,384	10.00%
(1)Presents the minimum capital adequacy requirements that apply to the Bank (excluding the capital conservation buffer) and the Company.

Table of Contents,
Material Cash Requirements and Capital Resources
The following table provides the material cash requirements from known contractual and other obligations as of as of September 30, 2022:

		Payments Due by Period
(dollars in thousands; unaudited)	Total	Less than 1 Year	Over 1 year	Other (1)
Cash requirements
Time Deposits	$33,873	$25,679	$8,194	$—
Subordinated note	25,000	—	25,000	—
Junior subordinated debentures	3,609	—	3,609	—
Deferred compensation plans	979	175	804	—
Operating leases	6,384	1,280	5,104	—
Non-maturity deposits	2,803,193	—	—	2,803,193
Equity investment commitment	962	962	—	—
(1)Represents the undefined maturity of non-maturing deposits, including noninterest bearing demand deposits, interest bearing demand deposits, money market accounts, savings accounts and brokered deposits, which can generally be withdrawn on demand.
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
As of September 30, 2022 we held $174.3 million in capital call lines, included in commercial and industrial loans, provided to venture capital firms through one of our BaaS clients. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every line.

Table of Contents,
As of September 30, 2022 we had $2.3 billion in commitments to extend credit, compared to $909.6 million as of December 31, 2021. The $1.41 billion increase is largely attributed to an increase of $639.1 million in consumer and other loan commitments, related to CCBX consumer loans, $344.2 million increase in commercial and industrial capital call line commitments, and $374.9 million increase in residential real estate commitments, related to CCBX loans.

(dollars in thousands; unaudited)	As of September 30, 2022	As of December 31, 2021
Commitments to extend credit:
Commercial and industrial loans	$79,526	$70,848
Commercial and industrial loans - capital call lines	760,192	415,956
Construction – commercial real estate loans	128,309	90,946
Construction – residential real estate loans	34,691	43,339
Residential real estate loans	476,592	101,715
Commercial real estate loans	37,197	23,248
Consumer and other loans	802,586	163,510
Total commitments to extend credit	$2,319,093	$909,562
Standby letters of credit	$3,161	$2,729
Equity investment commitment	$962	$1,090
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer. As of September 30, 2022, $1.59 billion in commitments to extend credit are unconditionally cancelable, compared to $162.3 million at December 31, 2021. The increase in unconditionally cancelable commitments is attributed to growth in CCBX loans. Commitments that are unconditionally cancelable allow us to better manage loan growth, credit concentrations and liquidity. We also limit CCBX partners to a maximum aggregate customer loan balance originated and held on our balance sheet, such as $350.0 million in capital call lines.
The following table shows the CCBX maximum portfolio sizes by loan category as of September 30, 2022.

(dollars in thousands; unaudited)	Type of Lending	Maximum Portfolio Size
Commercial and industrial loans:
Capital call lines	Business - Venture Capital	$350,000
All other commercial & industrial loans	Business - Small Business	68,320
Real estate loans:
Home equity lines of credit	Home Equity - Secured Credit Cards	250,000
Consumer and other loans:
Credit cards	Credit Cards - Primarily Consumer	565,534
Installment loans	Consumer	1,040,404
Other consumer and other loans	Consumer - Secured Credit Builder & Unsecured consumer	195,743
		$2,470,001
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

Table of Contents,
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
Selected Financial Data
The following table shows the Company’s key performance ratios for the periods indicated.

	Three Months Ended					Nine Months Ended
(unaudited)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	September 30, 2022	September 30, 2021

Return on average assets (1)	1.45%	1.41%	0.93%	1.14%	1.21%	1.27%	1.28%
Return on average equity (1)	19.36%	18.86%	12.12%	16.80%	16.77%	16.90%	17.40%
Yield on earnings assets (1)	7.38%	5.94%	4.58%	4.09%	3.63%	6.03%	3.83%
Yield on loans receivable (1)	8.46%	7.34%	6.80%	5.92%	4.57%	7.63%	4.51%
Cost of funds (1)	0.85%	0.29%	0.14%	0.14%	0.16%	0.44%	0.20%
Cost of deposits (1)	0.82%	0.25%	0.09%	0.09%	0.10%	0.41%	0.14%
Net interest margin (1)	6.58%	5.66%	4.45%	3.95%	3.48%	5.61%	3.64%
Noninterest expense to average assets (1)	6.66%	5.29%	4.52%	3.29%	2.91%	5.54%	2.74%
Noninterest income to average assets (1)	4.48%	3.53%	3.27%	2.22%	1.11%	3.79%	0.90%
Efficiency ratio	61.12%	58.38%	59.34%	54.08%	64.68%	59.77%	61.51%
Loans receivable to deposits (2)	89.92%	86.54%	76.24%	73.73%	76.71%	89.92%	76.71%
(1)Annualized calculations shown for periods presented.
(2)Including loans held for sale.
CCBX – BaaS Reporting Information
During the three and nine months ended September 30, 2022, $17.9 million and $45.2 million, respectively was recognized in noninterest income BaaS credit enhancements related to the establishment of a credit enhancement receivable for future loan losses indemnified by our strategic partners and reserve for unfunded commitments for CCBX partner loans and deposits. Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by absorbing incurred losses on accounts they originate. In accordance with accounting guidance, we estimate and record a provision for probable losses on these CCBX loans and deposit overdrafts. When the provision for loan losses and provision for unfunded commitments is recorded, a receivable is also recorded on the balance sheet through the recognition of noninterest income (BaaS credit enhancements) in recognition of the CCBX partner’s indemnification obligation and legal commitment to cover losses. Incurred credit losses are recorded in the allowance for loan losses, and as the credit enhancement payments are received from the CCBX partner, the credit enhancement receivable is relieved. Agreements with our CCBX partners also provide protection to the Bank from fraud by absorbing incurred fraud losses. Fraud losses are recorded when incurred as losses in noninterest expense, and the recovery received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. CCBX partners also pledge cash reserves in a restricted deposit account at the Bank which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by absorbing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligations beyond their cash reserve account then the Bank would be exposed to additional loan and deposit losses, as a result of this counterparty risk.

Table of Contents,
For CCBX partner loans the Bank records contractual interest earned from the borrower on loans in interest income, adjusted for origination costs which are paid or payable to the CCBX partner. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. To determine net BaaS loan income earned from CCBX loan relationships, the Bank takes BaaS loan interest income and deducts BaaS loan expense to arrive at net BaaS loan income which can then be compared to interest income on the Company’s community bank loans.
The following table illustrates how CCBX partner loan income and expenses are recorded in the financial statements:

Loan income and related loan expense	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
BaaS loan interest income	$31,449	$1,471	$64,721	$2,761
Less: BaaS loan expense	15,560	419	36,079	609
Net BaaS loan income (1)	15,889	1,052	28,642	2,152
Net BaaS loan income divided by average BaaS loans (1)	7.05%	2.61%	5.82%	2.54%
Yield on loans (2)	13.96%	3.65%	13.16%	3.26%
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2)Annualized calculations shown for periods presented.
The addition of new CCBX partners has resulted in increases in direct fees, expenses and interest for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The following tables are a summary of the direct fees, expenses and interest components of BaaS for the periods indicated and are not inclusive of all income and expense related to BaaS.

Interest income	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Loan interest income	$31,449	$1,471	$64,721	$2,761
Total BaaS interest income	$31,449	$1,471	$64,721	$2,761

Interest expense	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
BaaS interest expense	$5,075	$23	$6,549	$65
Total BaaS interest expense	$5,075	$23	$6,549	$65

Table of Contents,

	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Program income:
Servicing and other BaaS fees	$1,079	$1,313	$3,407	$3,046
Transaction fees	940	146	2,247	264
Interchange fees	738	188	1,798	333
Reimbursement of expenses	885	333	1,875	709
Program income	3,642	1,980	9,327	4,352
Indemnification income:
Credit enhancements	17,928	10	45,210	10
Fraud enhancements	11,708	296	22,753	296
Indemnification income	29,636	306	67,963	306
Total BaaS income	$33,278	$2,286	$77,290	$4,658

	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
BaaS loan expense	$15,560	$419	$36,079	$609
BaaS fraud expense	11,707	296	22,752	296
Total BaaS loan and fraud expense	$27,267	$715	$58,831	$905
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

Table of Contents,
Reconciliations of the GAAP and non-GAAP measures are presented in the following table.

	As of and for the Three Months Ended					As of and for the Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	September 30, 2022	September 30, 2021
Net BaaS loan income divided by average CCBX loans:
Total average CCBX loans receivable	$893,655	$691,294	$382,153	$244,038	$160,022	$657,574	$113,369
Interest and earned fee income on CCBX loans (GAAP)	31,449	21,281	11,992	3,771	1,471	64,721	2,761
Less: loan expense on CCBX loans	(15,560)	(12,229)	(8,290)	(2,368)	(419)	(36,079)	(609)
Net BaaS loan income	$15,889	$9,052	$3,702	$1,403	$1,052	$28,642	$2,152
Net BaaS loan income divided by average CCBX loans (1)	7.05%	5.25%	3.93%	2.28%	2.61%	5.82%	2.54%
CCBX loan yield (1) (GAAP)	13.96%	12.35%	12.73%	6.13%	3.65%	13.16%	3.26%
(1) Annualized calculations for periods presented.

Table of Contents,
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
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decrease in current fair market values. Our objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. The Federal Open Market Committee raised interest rates 0.25% in mid-March 2022, 1.25% in the second quarter of 2022 and 1.50% in the third quarter of 2022 with additional increases expected in the future. The impact of this and any future increases will impact financial results.
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

Table of Contents,
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
The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

(unaudited)
Change in Market Interest Rates	Twelve Month Projection As of September 30, 2022	Twelve Month Projection As of December 31, 2021
Static Balance Sheet and Rate Shifts
+400 basis points	20.4%	36.7%
+300 basis points	15.3%	27.2%
+200 basis points	10.3%	17.9%
+100 basis points	5.2%	8.5%
-100 basis points	(5.4)%	(9.7)%
-200 basis points	(12.8)%	(15.4)%
-300 basis points	(18.3)%	(19.9)%

Dynamic Balance Sheet and Rate Shifts
+400 basis points	21.8%	38.5%
+300 basis points	16.4%	28.7%
+200 basis points	11.0%	18.8%
+100 basis points	5.5%	9.1%
-100 basis points	(5.8)%	(11.8)%
-200 basis points	(13.4)%	(19.4)%
-300 basis points	(19.2)%	(23.0)%
The results illustrate that the Company is asset sensitive and generally performs better in an increasing interest rate environment. As the Company’s composition has shifted overtime due to the growth of the CCBX division to more variable/adjustable in nature, our interest rate risk profile has migrated, reducing exposure to interest rate risk. For the community bank, the drivers are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, offering rates on these community bank deposits change more slowly than changes in short-term market rates. For the CCBX segment, the offering rates on the loan portfolio are modeled using partner contractual net yields which adjust with market shifts. For this CCBX portfolio, the offering rates on both the loans and the deposits nearly fully reprice with changes in market rates. The assumptions incorporated into the simulation model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact that fluctuations in market interest rates have on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions, the shape of the interest yield curve, and the application and timing of various assumptions and strategies.

Table of Contents,
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
Change in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting occurred during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents,
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.
Item 1A. Risk Factors
For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which are incorporated by reference herein. As of September 30, 2022, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s equity securities during the three and nine months ended September 30, 2022.
The Company did not repurchase any of its equity securities during the three and nine months ended September 30, 2022 and does not have any authorized share repurchase programs.
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter months ended September 30, 2022, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

Table of Contents,
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	November 8, 2022	By:	/s/ Eric M. Sprink
Eric M. Sprink
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 8, 2022	By:	/s/ Joel G. Edwards
Joel G. Edwards
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)