Form 10-K
period 2022-12-31
COASTAL FINANCIAL CORP
filed 2023-03-16
CIK 1437958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-38589
________________________________
COASTAL FINANCIAL CORPORATION
(Exact name of Registrant as specified in its Charter)
________________________________

Washington	56-2392007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5415 Evergreen Way, Everett, Washington	98203
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (425) 257-9000
________________________________
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2022, was $407,411,922.
The number of shares of Registrant’s Common Stock outstanding as of March 7, 2023 was 13,215,258.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (this Report on Form 10-K) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. Any statements about our management’s expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Any or all of the forward-looking statements in this Report on Form 10-K may turn out to be inaccurate. The inclusion of or reference to forward-looking information in this Report on Form 10-K should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption “Item 1A. Risk Factors” and elsewhere in this Report on Form 10-K;
•changes in business and economic conditions generally and in the financial services industry, nationally and within our market area, particularly in the markets in which we operate and in which our loans are concentrated;
•our expected future financial results;
•the overall health of the local and national real estate market;
•the credit risk associated with our loan portfolio, such as possible additional loan losses and impairment of collectability of loans and specifically with our commercial real estate loans;
•changes in market interest rates and impacts of such changes on our profits and business;
•our ability to generate and grow revenue through our relationships with broker dealers and digital financial service providers;
•our ability to successfully manage liquidity risk;
•our ability to implement our growth strategy and manage costs effectively;
•our ability to maintain an adequate level of allowance for loan losses;
•our level of nonperforming assets and the costs associated with resolving problem loans;
•the composition of our senior leadership team and our ability to attract and retain key personnel;
•our ability to raise additional capital to implement our business plan;
•the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
•interruptions involving our information technology and telecommunications systems or third-party servicers;
•changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board (“FASB”), including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods including the adoption of the Current Expected Credit Loss Model (“CECL”) on January 1, 2023 as required by the FASB ASU 2016-13;
i

•our ability to maintain our reputation;
•increased competition in the financial services industry;
•regulatory guidance on commercial lending concentrations;
•the effectiveness of our risk management framework;
•the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;
•the impact of recent and future legislative and regulatory changes and economic stimulus programs and other changes in banking, securities and tax laws and regulations, and their application by our regulators;
•the impact on the Company’s operations due to epidemic illnesses, natural or man-made disasters, such as wildfires, the effects of regional or national civil unrest, and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions;
•the impact of benchmark interest rate reform in the U.S. and implementation of alternative reference rates, such as the Secured Overnight Funding Rate (“SOFR”), to the London Interbank Offered Rate (“LIBOR”);
•fluctuations in the value of the securities held in our securities portfolio;
•governmental monetary and fiscal policies;
•material weaknesses in our internal control over financial reporting; and
•our success at managing the risks involved in the foregoing items.
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
We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. Our business is conducted through two reportable segments: The community bank and CCBX. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has 19 active partners with six more currently in the testing of LOI stage as of December 31, 2022. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.
As of December 31, 2022, we had total assets of $3.14 billion, total loans receivable of $2.63 billion, total deposits of $2.82 billion and total shareholders’ equity of $243.5 million.
Throughout this Report on Form 10-K, references to “we,” “us” or “our” refer to the Company or the Bank, or both, as the context indicates.
Our Markets
We define our community bank market broadly as the Puget Sound region in the state of Washington, which encompasses King, Kitsap, Pierce, Snohomish, Skagit, Thurston and Island Counties. The Puget Sound region, which comprises over 62% of the population of the state of Washington, and approximately 63% of the number of businesses located therein has a population of approximately 4.9 million, over 164,000 businesses and $173.4 billion of deposits with us and other banking institutions located in the region.
We are the largest locally headquartered bank by deposit market share in Snohomish County, according to data from the FDIC as of June 30, 2022, at which date we had a 13.0% deposit market share in Snohomish County, which was up from 9.0% in 2021 and 7.6% in 2020. We aim to continuously enhance our customer base, increase loans and deposits and expand our overall market share in Snohomish County. In light of our market position and our business strategy, we do not regularly compete for commercial or retail deposits in the city of Seattle, and we believe this strategic decision has enabled us to generate low cost core deposits to fund our loan growth.
Our CCBX market extends throughout the United States through our broker dealers and digital financial services partners. Our CCBX partners make our banking products and services available to their consumers, partners and workforce through integration with our banking platform. In doing so, our addressable market expands to a broader spectrum of consumers as well as small businesses. Working with our CCBX partners allows us to provide a broader range of services for different demographics through their offerings. Developing the kind of unique offerings to specific under-served or under-banked populations would be difficult for a bank our size, but through our CCBX partnerships we are able to use our banking charter to support this effort in a much broader scope.

Segment Reporting
The Company has two reportable segments: The community bank and CCBX. The primary focus of the community bank segment is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides BaaS that allows our broker-dealer and digital financial service partners to offer their customers banking services. For more information about each of the Company’s reportable segments, please refer to “Note 21 – Segment Reporting” of the accompanying notes to the consolidated financial statements included elsewhere in this report.
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
Commercial and Industrial Loans. As of December 31, 2022, we had $312.6 million of commercial and industrial loans, representing 11.8% of total loans. Included in the commercial and industrial loan balance is $151.7 million in community bank loans and $160.9 million in CCBX commercial loans. We make commercial and industrial loans, including term loans, Small Business Administration (“SBA”) loans, commercial lines of credit, capital call lines working capital loans, equipment financing, borrowing base loans, and other loan products, that are underwritten on the basis of the borrower’s ability to service the debt from income. We take as collateral a lien on general business assets including, among other things, available real estate, accounts receivable, inventory and equipment and generally obtain a personal guaranty from the borrower or principal. Our commercial lines of credit typically have a term of one year and have variable interest rates that adjust monthly based on the prime rate. Other commercial and industrial loans generally have fixed interest rates and terms that typically range from one to five years depending on factors such as the type and size of the loan, the financial strength of the borrower/guarantor and the age, type and value of the collateral. Terms greater than five years may be appropriate in some circumstances, based upon the useful life of the underlying asset being financed or if some form of credit enhancement, such as an SBA guarantee, is obtained.
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
As of December 31, 2022, we held $146.0 million in capital call lines provided to venture capital firms through one of our CCBX partners. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every loan/line. Capital call lines represent 46.7% of total commercial and industrial loans, and are included in CCBX commercial and industrial loans.
As of December 31, 2022, our total commercial SBA portfolio, excluding PPP loans, was $4.7 million, net of $5.2 million in loans sold, with $2.4 million guaranteed by the SBA. We participate in the SBA 7(a) program in order to meet the needs of our small business community. As an approved participant in the SBA Preferred Lender’s Program, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA’s 7(a) program provides up to a 75% guaranty for loans greater than $150,000. For loans $150,000 or less, the program provides up to an 85% guaranty. The maximum 7(a) loan amount is $5 million. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting, closing and servicing by the lender. As such, prudent underwriting and closing processes are essential to effective utilization of the 7(a) program. We typically sell in the secondary market the SBA-guaranteed portion (generally 75% of the principal balance) of the SBA loans we originate.
As of December 31, 2022, our commercial and industrial loans included $4.7 million in PPP loans. These are SBA loans that allowed small business owners to apply for financial assistance via the PPP as prescribed in the CARES Act. These loans have a contractual rate of 1.0%, with maturity terms of two to five years, are unsecured, 100% guaranteed and loan proceeds may be forgiven by the SBA if used for certain purposes.
As of December 31, 2022, we held a total of $521,000, and service $2.1 million on loans sold to others that are guaranteed by the United States Department of Agriculture (“USDA”), classified as commercial and industrial loans. We participate in the USDA Business and Industry and Community Facilities programs. Both loan programs provide up to a 90% guarantee. The guarantee is conditional and covers a portion of the risk of payment default by the borrower but not the risk of improper servicing by the lender. Unlike the SBA 7(a) program, the USDA guarantee is not issued until after the loan closes. USDA issues a conditional commitment prior to loan closing and prudent closing processes are essential to effective utilization of the USDA loan programs. The USDA guaranteed portion of the USDA loans are typically sold in the secondary market.
Commercial Real Estate. As of December 31, 2022, we had $1.05 billion of commercial real estate loans, representing 39.8% of total loans. We make commercial mortgage loans collateralized by owner- and non-owner-occupied real estate, as well as multi-family residential loans. Loans secured by owner-occupied real estate totaled $347.3 million and comprised 33.1% of our commercial real estate portfolio at December 31, 2022. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10-to-25 year period with a final maturity and balloon payment at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent Federal Home Loan Bank rates. At December 31, 2022, approximately 30.5% of the commercial real estate loan portfolio consisted of fixed rate loans. Loan amounts generally do not exceed 75% of the lesser of the appraised value or the purchase price.
As of December 31, 2022, we had a total of $2.7 million, and service $6.2 million in loans sold to others that are guaranteed by the SBA, in commercial real estate SBA loans. Also included in commercial real estate loans was $68.4 million, or 2.6% of total loans, in loans under the SBA 504 program. Under the SBA 504 program we make loans to small businesses to provide funding for the purchase of real estate and we provide up to 90% financing of the total purchase cost, represented by two loans to the borrower. The first lien loan is generally a long-term, fully amortizing, fixed-rate loan made in the amount of 50% of the total purchase cost. The second lien loan is a short-term, interest only, adjustable rate loan made in the amount of 40% of the total purchase cost, which is generally paid off within three to six months after full receipt of loan proceeds from a certified development corporation that provides long-term financing directly to the borrower.
Our multi-family residential loan portfolio is comprised of loans secured by apartment buildings, residential mixed-use buildings and, to a lesser extent, senior living centers. As of December 31, 2022, we had $241.4 million on multi-family residential loans, representing 23.0% of our commercial real estate loans, and 9.2% of total loans.
Commercial real estate lending with respect to non-owner occupied properties typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. We require that our commercial real estate loans to investors be secured by well-managed properties with adequate margins and generally obtain a guaranty from responsible parties. As of December 31, 2022, we held $460.1 million in other non-owner occupied loans, excluding multifamily loans, representing 43.9% of our commercial real estate loans and 17.4% of total loans.
Construction, Land and Land Development Loans. As of December 31, 2022, we had $214.1 million in construction, land and land development loans, representing 8.1% of total loans. We make loans to established builders to construct residential properties, to developers of commercial real estate investment properties and residential developments and, to a lesser extent, loans to individual clients for construction of single family homes in our market areas. We also make loans for the acquisition of undeveloped land. Construction loans are typically disbursed as construction progresses and carry either fixed or variable interest rates. Our construction and development loans typically have terms that range from six months to two years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Loans are typically structured with an interest only construction period and mature at the completion of construction.
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
Residential Real Estate. As of December 31, 2022, we had $449.2 million in residential real estate loans, representing 17.1% of total loans.
We make one-to-four family loans to investors to finance their rental properties and to business owners to secure their business loans. As of December 31, 2022, residential real estate loans made to investors and business owners totaled $140.7 million, or 31.3% of our residential real estate loans.
CCBX loans totaled $244.6 million, or 54.5% of residential real estate loans, as of December 31, 2022. These loans are home equity line of credits that are accessed through the use of a consumer card.
We originate one-to-four adjustable-rate mortgage (“ARM”), loans for our portfolio and operate as a mortgage broker for mortgage lenders we have agreements with for customers who want a 15-year to 30-year, fixed-rate mortgage loan. As of December 31, 2022, the balance of ARM portfolio loans was $28.0 million, or 6.2% of residential real estate loans. Our ARM loans typically do not meet the guidelines for sale in the secondary market due to characteristics of the property, the loan terms or exceptions from agency underwriting guidelines, which enables us to earn a higher interest rate. We also originate home equity lines of credit and home equity term loans for our portfolio. Home equity lines of credit have variable interest rates, while home equity term loans are fixed for up to 5-1/2 years but can be amortized up to a maximum of 180 months with a balloon payment at maturity.
We also purchase residential mortgages originated through other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio, meet certain regulatory requirements and increase our interest income. As of December 31, 2022, we held $9.4 million, representing 2.1% of our residential real estate loans, in purchased residential real estate mortgage loans. Our last purchase of residential mortgages was in 2018. These purchased loans typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards.
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
Consumer and Other Loans. As of December 31, 2022, we had $608.8 million in total consumer loans, representing 23.2% of total loans. Consumer loans are primarily originated through our CCBX partners. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances, such as a loss of employment, divorce, or unexpected medical costs.
The community bank segment has $1.7 million in consumer loans as of December 31, 2022. We make a variety of consumer loans to individuals, mainly business owners and family of business owners, for personal and household purposes, including automobile, boat and recreational vehicle loans and secured term loans. We also offer personal lines of credit including overdraft protection. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and the value of any available collateral. The terms of consumer loans vary considerably based upon the loan type, nature of collateral and size of the loan.
Through our CCBX segment we have $607.0 million in consumer and other loans as of December 31, 2022. This includes $327.4 million in other consumer loans, $145.7 million of which are purchased loans secured by consumer term loans, and $279.6 million in credit cards. Our CCBX segment includes cash secured and unsecured consumer loans, loan products designed to help consumers build credit, credit cards and overdrafts. Consumer loans are made through our CCBX partners to our underwriting standards. The terms of consumer loans vary considerably based upon the loan type, nature of collateral and size of the loan. As our relationships with CCBX partners continues to increase, we anticipate that our consumer loan portfolio will grow through these offerings.
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
Underwriting. In evaluating each potential loan relationship, we adhere to a disciplined underwriting evaluation process that includes the following:
•understanding the customer’s financial condition and ability to repay the loan;
•verifying that the primary and secondary sources of repayment are adequate in relation to the amount and structure of the loan;
•observing appropriate loan-to-value guidelines for collateral secured loans;
•obtaining credit enhancements from CCBX partners to reduce the risk of loss
•maintaining our targeted levels of diversification for the loan portfolio, both as to type of borrower and type of collateral; and
•ensuring that each loan is properly documented with perfected liens on collateral.
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

Concentrations of Credit Risk
Most of our community bank lending activity is conducted with businesses and individuals in our market area. As of December 31, 2022, approximately 86% of the real estate loans in our community bank loan portfolio (measured by dollar amount) were secured by real estate, or made to borrowers who live or conduct business, in the Puget Sound region. A substantial portion of our loan portfolio consists of commercial and industrial loans and real estate loans secured by commercial real estate properties located in the Puget Sound region, and is dependent upon the economic environment of the Puget Sound region. We have a limited number of loans secured by properties located outside of the Puget Sound region, most of which are made to borrowers who are well-known to us.
CCBX loans receivable total $1.01 billion, or 38.5% of total loans receivable, as of December 31, 2022. CCBX loans are originated through our partners and are consistent with our underwriting standards. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by absorbing incurred losses. In accordance with accounting guidance, we estimate and record a provision for probable losses for these CCBX loans. When the provision for loan losses and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS fees -credit enhancement). Incurred losses are recorded in the allowance for loan losses, and as the credit enhancement recoveries are received from the CCBX partner, the credit enhancement asset is relieved. Agreements with our CCBX partners also provide protection to the Bank from fraud by absorbing incurred fraud losses. Fraud losses, which are substantially comprised of first payment defaults on partner loans, are recorded when incurred as losses in noninterest expense, and the recovery received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. Although many agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by absorbing incurred credit and fraud losses and the possibility of writing off the credit enhancement on those loans, if our partner is unable to fulfill their contracted obligations then the Bank would be exposed to additional loan losses, as a result of this counterparty risk.
Our total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans totaled $1.26 billion and represented 269.2% of the Bank’s total risk-based capital at December 31, 2022. Interagency guidance on commercial real estate concentrations describes sound risk management practices, which include board and management oversight, portfolio management, management information systems, market analysis, portfolio stress testing and sensitivity analysis, credit underwriting standards, and credit risk review functions. We believe that we have adequately implemented these practices in order to monitor concentrations in commercial real estate in our loan portfolio.
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
The Bank’s legal lending limit as of December 31, 2022 on loans to a single borrower was $68.3 million, or 20% of capital and surplus.
Our loan policies provide general guidelines for loan-to-value ratios that restrict the size of loans to a maximum percentage of the value of the collateral securing the loans, which percentage varies by the type of collateral. Our internal loan-to-value limitations also follow all limits established by applicable law.
Deposit Products
Our deposits serve as the primary funding source for lending, investing and other general banking purposes. We provide a full range of deposit products in the community bank and through our CCBX partners that have a wide range of interest rates and terms, including a variety of demand and savings accounts, time deposits, and money market accounts. We also provide a wide range of deposit services, including debit cards, remote deposit capture, online banking, mobile banking, and direct deposit services. We also offer business accounts and cash management services, including business checking and savings accounts, and treasury services. We also offer reciprocal deposits which enables us to extend FDIC insurance to customers that have balances in excess of the FDIC insurance limit. This reciprocal deposit service trades our customer’s funds in increments under the FDIC insured amount to other participating financial institutions and in exchange we receive customer deposits from participating financial institutions in a reciprocal agreement.
We solicit deposits through our relationship-driven team of dedicated and accessible bankers and through community-focused marketing. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). We emphasize obtaining deposit relationships at loan origination. Our focus on relationship banking combined with our robust business banking services has led to approximately 76.9% of our community bank loan customers having deposit relationships with us as of December 31, 2022.
Our CCBX partners originate deposits with many of the same characteristics as our community bank and these deposits are primarily interest bearing to us. The CCBX partner determines the rate paid to the end consumer and we determine the rates paid to the partner as indicated in the partner agreement. Additionally, as of December 31, 2022 we have access to $225.0 million in CCBX customer deposits that are currently being transferred off the Bank’s balance sheet to other financial institutions on a daily basis. The Bank could retain these deposits for liquidity and funding purposes if needed. Depending on the circumstances of how the Bank retains these deposits and its relationship with the customer, these retained deposits could be classified as brokered deposits.
CCBX segment (BaaS)
Our CCBX segment provides BaaS enabling broker dealers and digital financial service providers to offer its clients banking services. The “X” is indicative of the technology services that our partners provide. Our partners make our banking products and services available to their consumers, partners and workforce through integration with our banking platform. In doing so, our addressable market expands to a broader spectrum of consumers as well as small businesses. We currently have a total of 27 relationships, which includes 19 active relationships, one in friends and family trials, zero in implementation and onboarding, five signed letters of intent, and two winding down to exit, and we continue to maintain a robust pipeline. CCBX is supported by staff that we began hiring in late 2019 and continued throughout 2022 to build the infrastructure, work with our CCBX partners and to execute new contracts.
Investments
As of December 31, 2022, the fair value of our investment portfolio, which represented 3.1% of assets, totaled $98.2 million and had an average effective yield of 2.16% and an estimated duration of approximately 1.2 years. The primary objectives of the investment portfolio are to provide a source of liquidity and provide collateral that can be readily sold or pledged for public deposits or other business purposes. At December 31, 2022, 98.7% of our investment portfolio consisted of U.S. Treasury securities. The remainder of our securities portfolio is invested in municipal bonds, U.S. Agency collateralized mortgage and U.S. Agency residential mortgage-backed securities obligations. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell or pledge investment securities from time to time to adjust our exposure to interest rates or to provide liquidity to meet loan demand. Due to the low interest rate environment, we are primarily holding the majority of our on-balance sheet liquidity in interest bearing bank deposits to limit our exposure to interest rate and price risk and to provide readily available funds for loan growth.
As of December 31, 2022, we had $2.6 million in equity investments. The equity investments will be held at cost minus any impairment. This measurement should be applied until the investment has a determinable value or does not qualify for the measurement election (e.g., if the investment has a readily determinable fair value). We will reassess at each reporting period whether our equity investment without a readily determinable fair value qualifies to be measured at cost minus impairment. Our total equity investments as of December 31, 2022 included a $2.2 million equity interest in a specialized bank technology company and an equity interest of $350,000 in a separate bank technology company. Additionally, during the year ended December 31, 2022, we reassessed the value of an investment and recognized a $100,000 impairment. This investment has been written off and is no longer carried on the Company’s books.
We have invested in funds that are accelerating technology for adoption by banks. These equity investments are held at fair value, as reported by the funds. During the year ended December 31, 2022, we contributed $349,000 with investment funds designed to help accelerate technology adoption at banks, and recognized net losses of $53,000, resulting in an equity interest of $456,000 at December 31, 2022. We have committed up to $988,000 in capital for these equity funds, however, we are not obligated to fund these commitments prior to a capital call.

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
Emerging Growth Company Status
We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”). An emerging growth company may take advantage of reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company:
•we may present as few as two years of audited financial statements and as few as two years of related management’s discussion and analysis of financial condition and results of operations;
•we are exempt from the requirement to obtain an attestation report from our auditors on management’s assessment of the effectiveness of our internal control over financial reporting under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;
•we are not required to comply with any requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and our financial statements;
•we are permitted to provide reduced disclosure regarding our executive compensation arrangements pursuant to the rules applicable to smaller reporting companies, which means we do not have to include a compensation discussion and analysis and certain other disclosures regarding our executive compensation; and
•we are not required to give our shareholders non-binding advisory votes on executive compensation or golden parachute arrangements.
We will cease to be an “emerging growth company” upon the earliest of:
•the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more;
•the date on which we become a “large accelerated filer” (the fiscal year end on which the total market value of our common equity securities held by non-affiliates is $700 million or more as of June 30);
•the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and
•the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering in 2018.
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
Diversity, Equity and Inclusion (“DEI”)
We believe that DEI needs to start at the top of an organization. As the Company enters and expands its presence in more complex arenas including BaaS, we seek out diverse and qualified director candidates who bring a background and expertise in the fintech and digital banking sectors regardless of their gender, race, or other personal characteristics. Additionally, those members of the Company’s board of directors would need to be representative of the diversity found in the fintech’s themselves. Since beginning this effort the board of directors has added three women and two directors from minority backgrounds. We strive to maintain a diverse and inclusive work culture in which individual differences and experiences are valued and all employees have the opportunity to contribute and thrive. We believe that leveraging our employees’ diverse perspectives and capabilities will enhance innovation, foster a collaborative work culture and enable us to better serve our customers and communities.
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
We demonstrate environmental responsibility in various ways, including:
•replacing standard light bulbs with LED bulb that have a longer life and use less energy – most notably many of our parking lot lights have been converted to LED; and
•repurposing existing furniture whenever possible instead of buying new.
We are focused on sustainability throughout our everyday business practices by:
•using technology that provides for a paperless environment and transactional efficiencies,
•eCycling old technology equipment to avoid sending it to landfills,
•installation of occupancy sensors that automatically shut off lights in densely populated buildings; and
•exterior lights are on timers.
Services like mobile and online banking, remote deposit capture, electronic loan payments, eStatements and combined statements enable us to support all customers in their efforts to consume less fuel and paper. We continue to digitize loan origination and deposit account opening processes, reducing trips to the bank and paper documents for our customers.
Additionally, we work hard to ensure that our lending activities do not encourage business activities that could cause irreparable damage to our reputation or the environment. As a result, we try to conduct business responsibly, with awareness to environmental, social, and human rights issues while also monitoring credit risks. This process involves management and board of director oversight. In general, we evaluate each credit or transaction on its individual merits, with larger deals receiving more attention and deeper analysis.
Human Capital
As of December 31, 2022, we had 448 full-time equivalent employees, all were located in the United States, however technology has allowed us to expand our reach to include a larger demographic with more remote employees working outside of our physical locations and throughout the country. We seek to attract, retain and develop the most talented employees possible by promoting a strong, positive culture, maintaining a safe and healthy workplace, emphasizing open communication with management and investing in training and education. In 2022, our retention rate was 88%. We seek to help our employees grow and develop. In 2022, we had 106 internal promotions. None of our employees are parties to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Our commitment to diversity starts with our board of directors, which oversees the culture and holds management accountable to build and maintain a diverse and inclusive environment. We believe a diverse workforce is critical to sustainable success. As of December 31, 2022, 64% of our employees were female, 24% were minorities (non-Caucasian) and 3% were disabled. We are proud of our workforce and the opportunity to further diversify our team going forward.
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
Health, Safety and Wellness
Since the onset of the COVID-19 pandemic, we have taken a people-first approach to help our employees manage their work and personal responsibilities, with a strong focus on employee well-being, health and safety. Our human resource team engages the staff in an evolving wellness program designed to enhance physical, financial, and mental well-being for all our employees. We encourage healthy lifestyle behaviors through regular communications, educational sessions, voluntary progress tracking of beneficial health changes, and wellness challenges.
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
Community Engagement
We are committed to supporting the communities we serve through donations, sponsorships and employee volunteerism.
We offer employees two options for employees donate to charitable organizations, the Employee Giving Fund and the Employee Workplace Giving Portal. The charities that provide critical services in our communities depend on support from donors. This is a testament to our commitment to helping and supporting our neighbors by encouraging employees to give to their charity of choice – wherever they live and work – through payroll deduction.
The Employee Giving Fund is supported entirely by donations contributed by employees, enabling staff to pool their donations for the greatest impact in the communities served by the community bank. Employees direct the grants from the fund by serving on Bank’s grant advisory committee. Since its inception in 2001, the Employee Giving Fund has awarded 449 grants totaling more than $747,000 through the end of 2022.
The Employee Workplace Giving Portal, launched in the fourth quarter of 2022, allows employees to support their charity of choice. With staff in 34 states, it is important to encourage and enable employees to support their community, wherever they are located. The Employee Workplace Giving Portal allows employees to support their charity of choice through payroll deduction. The Company pays the administrative fees for the program so 100% of employee donations are directed to their charities of choice.
Volunteering and supporting our communities is an important part of community engagement. We provide 16 hours of paid volunteer hours (for full time staff) per year to encourage and enable employees to volunteer in their communities. In 2022, employees volunteered 5,545 hours supporting 187 organizations. In 2022, the Bank supported 152 organizations through donations and event sponsorships.
Available Information
The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), and other filings with the SEC are available free of charge at https://ir.coastalbank.com/ under the heading “–Financials - SEC Filings” as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These reports are also available for free on the SEC's website at http://

www.sec.gov. The information contained on the Company's website as referenced in this Report on Form 10-K should not be considered a part of this Report.
Regulation and Supervision
General
Insured banks, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Washington Department of Financial Institutions (“Washington DFI”), the Board of Governors of the Federal Reserve (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service (“IRS”), and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury Department”) and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development and entities such as Ginnie Mae and Freddie Mac, and SBA regulations with respect to small business loans, have an impact on our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our operations and results, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.
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
Acquisition of Banks
The BHC Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:
•acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will, directly or indirectly, own or control more than 5% of the bank’s voting shares;
•acquiring all or substantially all of the assets of any bank; or

•merging or consolidating with any other bank holding company.
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
Permitted Activities
Under the BHC Act, a bank holding company is generally permitted to engage in or acquire direct or indirect control of the voting shares of any company engaged in the following activities:
•banking or managing or controlling banks; and
•any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.
Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:
•factoring accounts receivable;
•making, acquiring, brokering or servicing loans and usual related activities in connection with the foregoing;
•leasing personal or real property under certain conditions;

•operating a non-bank depository institution, such as a savings association;
•engaging in trust company functions in a manner authorized by state law;
•financial and investment advisory activities;
•discount securities brokerage activities;
•underwriting and dealing in government obligations and money market instruments;
•providing specified management consulting and counseling activities;
•performing selected data processing services and support services;
•acting as an agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
•performing selected insurance underwriting activities.
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
FDIC Insurance and Other Assessments
The Bank’s deposits are insured by the FDIC to the full extent provided in the FDIA (currently $250,000 per deposit account), and the Bank pays assessments to the FDIC for that coverage. Under the FDIC’s risk-based deposit insurance assessment system, an insured institution’s deposit insurance premium is computed by multiplying the institution’s assessment base by the institution’s assessment rate. An institution’s assessment base equals the institution’s average consolidated total assets during a particular assessment period, minus the institution’s average tangible equity capital (that is, “Tier 1 capital”) during such period. For institutions like the Bank with less than $10.0 billion in total consolidated assets, the assessment rate is calculated using a financial ratios method based on a statistical model estimating the institution’s probability of failure over three years utilizing seven financial ratios (leverage ratio; net income before taxes/total assets; nonperforming loans and leases/gross assets; other real estate owned/gross assets; brokered deposit ratio; one year asset growth; and loan mix index) and a weighted average of supervisory ratings components. Since the outbreak of the COVID-19 pandemic, the amount of total estimated insured deposits has grown rapidly while the funds in the DIF have grown at a normal rate, causing the DIF reserve ratio to fall below the statutory minimum of 1.35%. The FDIC adopted a restoration plan in September 2020, which it amended in June 2022, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028. On October 18, 2022 the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules will remain in effect unless and until the reserve ratio of the DIF meets or exceeds 2%. As a result of the new rule, the FDIC insurance costs of insured depository institutions, including the Bank, will generally increase. The range of assessment rates effective January 1, 2023, and first applicable on invoices dated June 30, 2023, will fall between 2.5 basis points for an established small institution posing the least risk, to 32 basis points for an established small institution posing the most risk. The FDIC will lower the range of assessment rates if the reserve ratio of the Deposit Insurance Fund (“DIF”) increases to 2% or more. The FDIC may also impose special assessments from time to time. As of September 30, 2022, which is the most recent information available, the DIF was at 1.26%.

Termination of Deposit Insurance
The FDIC may terminate its insurance of deposits of a bank if it finds that the bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
Community Reinvestment Act
The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of insured depository institutions within their respective jurisdictions, the federal banking agencies will evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. The Federal Reserve periodically evaluates the Bank’s record of performance under the CRA, and these evaluations are publicly available. A bank’s CRA performance is considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations being imposed on the bank. Certain regulatory advantages, such as expedited processing of applications, are available only to banks with CRA ratings of Satisfactory or Outstanding. Additionally, we must publicly disclose the terms of certain CRA-related agreements. The Bank received a Satisfactory rating at its most recent evaluation dated March 7, 2022.
On May 5, 2022 the federal banking agencies issued a proposed rule that would substantially revise how they evaluate an insured depository institution’s record of satisfying the credit needs of its entire communities, including low- and moderate- income individuals and neighborhoods, under the CRA. If this rule is finalized as proposed, it may become more challenging and/or costly for insured depository institutions to achieve an “Outstanding” or “Satisfactory” CRA rating, which could negatively impact our ability to obtain regulatory approval for an acquisition.
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
•the Federal Truth in Lending Act, governing disclosures of credit terms to consumer borrowers;
•the Real Estate Settlement Procedures Act, imposing requirements on the settlement and servicing of residential mortgage loans;
•the Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities it serves;
•the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, color, religion, national origin, sex, marital status or certain other prohibited factors in all aspects of credit transactions;
•the Fair Credit Reporting Act (“FCRA”), governing the use and provision of information to credit reporting agencies;

•the Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by debt collectors;
•the Service Members Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service;
•the Truth in Savings Act, governing disclosure of account terms and costs to consumer depositors;
•the Gramm-Leach-Bliley Act, governing the disclosure and safeguarding of sensitive non-public personal information of our clients;
•the Right to Financial Privacy Act, imposing a duty to maintain confidentiality of consumer financial records and prescribing procedures for complying with administrative subpoenas of financial records;
•the National Flood Insurance Act, as amended, to provide flood insurance for structures and contents in communities that adopt and enforce an ordinance outlining minimal floodplain management standards and to identify areas of high and low flood hazard and establish flood insurance rates for structures inside each flood hazard area;
•the Electronic Funds Transfer Act governing automatic deposits to and withdrawals from deposit accounts and clients’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
•the rules and regulations of the CFPB and various federal agencies charged with the responsibility of implementing these federal laws.
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
In order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must maintain a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. A banking organization with a buffer greater than 2.5% is not subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of 2.5% or less would be subject to increasingly stringent limitations as the buffer approaches zero. A banking organization also would be prohibited from making distributions or discretionary bonus payments during any quarter if its eligible retained income is zero or negative in that quarter and its capital conservation buffer ratio was 2.5% or less at the beginning of the quarter. Effectively, the Basel III framework, including the capital conservation buffer, requires the Bank to meet minimum risk-based capital ratios of (i) 7% for common equity Tier 1 capital, (ii) 8.5% Tier 1 capital, and (iii) 10.5% total capital. The eligible retained income of a banking organization is defined as the greater of (1) its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income, and (2) the average of its net income over the preceding four quarters. The minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action (“PCA”), well-capitalized thresholds for risk-based capital ratios, which are described below under “—Prompt Corrective Action.”
The U.S. Basel III rule includes stringent criteria for capital instruments to qualify as Tier 1 or Tier 2 capital. For instance, the rule effectively disallows newly-issued trust preferred securities as a component of a holding company’s Tier 1 capital. However, depository institution holding companies with less than $15 billion in total assets generally may include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in Additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature. At December 31,

2022 the Company had $3.5 million of non-qualifying instruments includable in Tier 1 capital that were issued prior to May 19, 2010.
The Company and the Bank are required to meet the generally applicable regulatory capital requirements of the Federal Reserve and the FDIC. Historically, the Company had been operating under the Small Bank Holding Company Policy Statement, which exempts bank holding companies that have total consolidated assets of less than $3.0 billion and meet other criteria from the Federal Reserve’s risk-based- and leverage capital rules. Because the Company’s total consolidated assets exceeded $3.0 billion as of September 30, 2022, the Company is no longer subject to the Federal Reserve’s Small Bank Holding Company Policy Statement and will be evaluated relative to the capital adequacy standards established by the Federal Reserve going forward. A bank holding company that crosses the $3.0 billion total consolidated assets threshold as of June 30 of a particular year is no longer permitted to file reports as a small holding company beginning the following March. The Company was not in excess of $3.0 billion as of June 30, 2022, and accordingly prepared and filed financial reports with the Federal Reserve as a small bank holding company. Currently, the Federal Reserve assesses the capital position of the Company based on these reports by reviewing its debt-to-equity ratio and its capacity to serve as a source of strength to the Bank. If the Company’s total consolidated assets remain in excess of $3.0 billion as of June 30, 2023, starting in March 2024 the Company will cease filing financial reports with the Federal Reserve as though it were a small bank holding company.
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
Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of “prompt corrective action” to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators have established five capital categories (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized); all insured depository institutions fall into one of these categories. The federal banking agencies have specified by regulation the relevant capital thresholds and other qualitative requirements for each of the categories. For an insured depository institution to be “well-capitalized” under the PCA framework, it must have a common equity Tier 1 capital ratio of 6.50%, Tier 1 capital ratio of 8.00%, a total capital ratio of 10.00%, and a leverage ratio of 5.00%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific capital level for any capital measure. At December 31, 2022, the Bank qualified for the well-capitalized category.
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
•a bank’s loans or extensions of credit to affiliates;
•a bank’s investment in securities issued by affiliates;
•a bank’s purchase of assets from affiliates;
•loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates;
•a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate;
•a bank’s transactions with an affiliate involving the borrowing or lending of securities to the extent they create credit exposure to the affiliate; and
•a bank’s derivative transactions with an affiliate to the extent they create credit exposure to the affiliate.
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
Brokered Deposits
The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited) unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well-capitalized.” Further, “undercapitalized” institutions are subject to growth limitations. FDIC rules set forth standards for determining whether a person is a “deposit broker” and whether an insured depository institution must therefore treat deposits placed by that person as brokered deposits. Among other things, these rules provides that a person can generally only be a deposit broker if the person places deposits at more than one insured depository institution.
Single Borrower Credit Limits
Under Washington law, total loans and extensions of credit to a borrower may not exceed 20% of the Bank’s capital and surplus.

Commercial Real Estate Concentration Limits
In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate (“CRE”), loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. The Bank’s total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represented 269.2% and 305.1% of its capital, at December 31, 2022 and 2021, respectively. The outstanding balance of the Bank’s CRE portfolio has increased by 30.9% and 7.8%, for the years ended December 31, 2022 and 2021, respectively. The level of CRE has exceeded regulatory guidelines in the previous 36 months but the growth rate is within regulatory guidelines, however, the Bank maintains enhanced underwriting and monitoring processes and procedures to manage its CRE portfolio.
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
Federal banking agency rules require banking organizations to notify their primary federal regulator of significant security incidents within 36 hours of determining that such an incident has occurred as soon as possible and no later than within 36 hours of a significant cybersecurity incident.
Consumer Credit Reporting
The FCRA imposes, among other things:
•requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, to place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;
•requirements for entities that furnish information to consumer reporting agencies to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate;
•requirements for mortgage lenders to disclose credit scores to consumers in certain circumstances; and
•limitations on the ability of a business that receives consumer information from an affiliate to use that information for marketing purposes.

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
The Dodd-Frank Act and the EGRRCPA
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) significantly changed the bank regulatory framework and affected the lending, deposit, investment, trading and operating activities of banks and their holding companies, including in the following ways:
•The Dodd-Frank Act imposed additional requirements regarding the origination and servicing of residential mortgage loans. The law created a variety of consumer protections, including limitations, subject to exceptions, on the manner by which loan originators may be compensated and an obligation on the part of lenders to verify a borrower’s “ability to repay” a residential mortgage loan.

•The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that affect most U.S. publicly traded companies. The Dodd-Frank Act (i) requires publicly traded companies to give shareholders a non-binding vote on executive compensation and golden parachute payments; (ii) enhances independence requirements for compensation committee members; (iii) requires national securities exchanges to require listed companies to adopt incentive-based compensation clawback policies for executive officers; (iv) authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials; and (v) directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks.
•Other rules and regulations implementing the Dodd-Frank Act that may be relevant to us and the Bank are described or otherwise accounted for in various parts of this “-Regulation and Supervision” section.
The EGRRCPA made changes to a variety of rules and regulations, including revisions to the Dodd-Frank Act. For example, the EGRRCPA exempts certain lenders from the “ability to repay” requirements. Other EGRRCPA changes are described elsewhere in this section.
Current Expected Credit Losses Model
The FASB adopted a new accounting standard for GAAP that became effective for us on January 1, 2023. This standard, referred to as CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital.
Consumer Financial Protection Bureau
The Dodd-Frank Act created the CFPB, an independent federal bureau within the Federal Reserve System having broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the consumer financial privacy provisions of the Gramm-Leach-Bliley Act, Truth in Savings Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with more than $10.0 billion in assets. Smaller institutions, including the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by their primary federal banking agency for compliance with federal consumer protection laws and regulations. The CFPB also has authority to prevent unfair, deceptive or abusive acts or practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.
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
Information About Our Executive Officers
The table below provides information about our executive officers. Ages are as of December 31, 2022.

Name	Age	Position
Eric M. Sprink	50	Chief Executive Officer and Director
Curt T. Queyrouze	61	President
Joel G. Edwards	62	Chief Financial Officer, Corporate Secretary
Russ A. Keithley	57	Chief Banking Officer
John J. Dickson	62	Chief Operating Officer
The following is a brief discussion of the business and banking background and experience of our executive officers, including their business experience during the last five years.
Eric M. Sprink serves as our Chief Executive Officer. Mr. Sprink joined the Company in late 2006 as President and Chief Operating Officer and became Chief Executive Officer in 2010. Mr. Sprink began his banking career working for Security Pacific Bank while enrolled at Arizona State University. He assumed increasing levels of responsibility in the areas of retail operations, consumer and commercial lending and wealth management with Security Pacific Bank and its successor, Bank of America. He then moved to Centura Bank, where he held management positions in retail operations and corporate finance. After Centura Bank was acquired, he held senior management positions at Washington Trust Bank and Global Credit Union. Mr. Sprink is active in industry trade groups and is a director and past chairman of the Community bankers of Washington. Mr. Sprink received a bachelor’s degree from Arizona State University and an M.B.A. from the University of North Carolina. Mr. Sprink brings to our board of directors leadership experience, significant experience in many facets of the financial services business, and familiarity with our market area. Mr. Sprink has been a member of our board of directors since 2006.
Curt T. Queyrouze has served as our President since 2022. Mr. Queyrouze was most recently President and Chief Executive Officer of TAB Bank, UT, from 2016 to 2022 and Chief Credit Officer from 2014 to 2016, where he gained experience in managing a community bank and fintech partnerships through BaaS. Prior to TAB Bank, Mr. Queyrouze was Senior Vice President Loss Mitigation Manager for Hancock Whitney Bank, from 2009 to 2012. His career includes a variety of leadership roles at banks ranging from top-ten and regionals to community institutions, and as Chief Operating Officer of a fintech company. He holds a degree in Accounting from Louisiana State University and is active in his community and banking industry organizations. Mr. Queyrouze has a background with expertise in credit, risk management, and financial technology.
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
Risk Factors Summary
Our business is subject to numerous material risks and uncertainties, including those described in Part I Item 1A. “Risk Factors” in this Report on Form 10-K. You should carefully consider these material risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
•Our business and operations are concentrated in the Puget Sound region and we are sensitive to adverse changes in the local economy.
•If our allowance for loan losses is insufficient to absorb actual loan losses, our results of operations would be negatively affected.
•We operate in a highly competitive market and face increasing competition from traditional and new financial services providers.

•We are subject to the various risks associated with our banking business and operations, including, among others, credit, market, liquidity, interest rate and compliance risks, which may have an adverse effect on our business, financial condition and results of operations if we are unable to manage such risks.
•We may be unable to effectively manage our growth, which could have an adverse effect on our business, financial condition and results of operations.
•The success of our relationship with broker dealers, digital financial service providers and other partners to provide BaaS is subject to risks associated with managing such relationships.
•We operate in a highly regulated industry, and the current regulatory framework and any future legislative and regulatory changes, may have an adverse effect on our business, financial condition and results of operations.
•We are subject to regulatory requirements, including stringent capital requirements, consumer protection laws, and anti-money laundering laws, and failure to comply with these requirements could have an adverse effect on our business, financial condition and results of operations.
•We are subject to laws regarding privacy, information security and protection of personal information and any violation of these laws or incidents involving personal, confidential or proprietary information of individuals, including, among others, system failures or cybersecurity breaches of our network security, could damage our reputation and otherwise adversely affect our business, financial condition and results of operation.
•Our charter documents contain certain provisions, including anti-takeover provision, that limit the ability of our shareholders to take certain actions and could delay or discourage takeover attempts that shareholders may consider favorable.
Risks Related to Credit Matters
We are subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.
The majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international economic weakness and disorder and instability in domestic and foreign financial markets. Our interest rate sensitivity profile was asset sensitive as of December 31, 2022, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates.
Interest rates have risen significantly following the historically low levels during the COVID-19 pandemic. Due to elevated levels of inflation and corresponding pressure to raise interest rates, the Federal Reserve announced in January of 2022 that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time. The FOMC since has increased the target range seven times throughout 2022. As of December 31, 2022, the target range for the federal funds rate had been increased to 4.25% to 4.50% and the FOMC signaled that future increases may be appropriate in order to attain a monetary policy sufficiently restrictive to return inflation to more normalized levels.
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
At December 31, 2022, our commercial real estate loan portfolio totaled $1.05 billion, or 39.8% of our total loan portfolio. Our current business strategy is to continue our originations of commercial real estate loans. Commercial real estate loans generally expose a lender to greater risk of non-payment or late payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. These loans involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. To the extent that borrowers have more than one commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Moreover, if loans that are collateralized by commercial real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and would adversely affect our business, financial condition and results of operations.
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
As of December 31, 2022, commercial and industrial loans totaled $312.6 million and represented 11.8% of total loans. Included in commercial and industrial loans are $4.7 million in PPP loans, which are 100% guaranteed by the by the U.S. Government. We make commercial business loans in our market area to a variety of professionals, sole proprietorships, partnerships and corporations. As compared to commercial real estate loans, which are secured by real property, the value of which tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself and the conditions in the general economy. Further, any losses incurred on a small number of commercial loans could have an adverse impact on our financial condition and results of operations due to the larger average size of commercial loans as compared with other loans and the risk that collateral securing such loans may depreciate over time, may be difficult to appraise, may fluctuate in value and may depend on the borrower’s ability to collect receivables. We have increased our focus on commercial business lending in recent years and intend to continue to focus on this type of lending in the future.
Our concentration of residential mortgage loans exposes us to increased lending risks.
At December 31, 2022, $449.2 million, or 17.1%, of our loan portfolio was secured by one-to-four family real estate. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.
As of December 31, 2022, $204.6 million of our residential mortgage loans were made through the community bank, and 82.7% are secured by property in Washington State, and a significant majority of that is located in the Puget Sound region. A decline in residential real estate values as a result of a downturn in the Puget Sound housing market could reduce the value of the real estate collateral securing these types of loans. As of December 31, 2022, $140.7 million of our residential mortgage loans made through the community bank were made to investors. These loans may behave more like multi-family loans than individual 1-4 family loans that are occupied by their owners.
As of December 31, 2022, $244.6 million of our residential mortgage loans were made through CCBX partners and are located in different regions across the U.S. A decline in residential real estate values across the U.S. would reduce the value of this residential real estate collateral. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card.
Our origination of construction loans exposes us to increased lending risks.
At December 31, 2022, $214.1 million, or 8.1% of our total loans was construction, land and land development loans. We originate commercial construction loans primarily to professional builders for the construction of one-to-four family residences, apartment buildings, and commercial real estate properties. To a lesser degree, we also originate land acquisition loans for the purpose of facilitating the ultimate construction of a home or commercial building. Our construction loans present a greater level of risk than loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. In addition, construction costs may exceed original estimates as a result of increased materials, labor or other costs. Construction loans also often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness.
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
The business of lending is inherently risky, including risks that the principal or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Many of our loans are made to small to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A failure to effectively measure and limit the credit risk associated with our loan portfolio could lead to unexpected losses and adversely affect our business, financial condition and results of operations.
We originate and purchase loans through our CCBX partners which exposes us to increased lending and compliance risks.
At December 31, 2022, $1.01 billion, or 38.5% of our total loans were originated or purchased through CCBX partners. Our partners underwrite these loans in compliance with our credit standards and policies. Our CCBX partners service $866.5 million of these loans. Our partners provide fraud and credit enhancements on many of our CCBX loans, but if they are unable to fulfill their contracted obligations then the Bank would be exposed to writing off all or a part of the credit enhancement asset and to additional loan losses as a result of this counterparty risk. We are subject to compliance and regulatory risk if partners do not follow our servicing policies, lending laws and regulations.
Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.
Lending money is a substantial part of our business. Every loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:
•the cash flow of the borrower, guarantors and/or the project being financed;
•the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;
•the character and creditworthiness of a particular borrower or guarantor;
•changes in economic and industry conditions; and
•the duration of the loan.
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged against earnings, which we believe is appropriate to absorb probable incurred losses in our loan portfolio. The amount of this allowance is determined by our management through a periodic comprehensive review and consideration of several factors, including, but not limited to:
•our general reserve, based on our historical default and loss experience;
•our specific reserve, based on our evaluation of impaired loans and their underlying collateral or discounted cash flows; and
•current macroeconomic factors and regulatory requirements.
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for increases in our allowance for loan losses through the provision for losses on loans which is charged against income. Management also recognizes that significant new growth in loan portfolios, through the community bank and/or CCBX, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions.
Many of the agreements with our CCBX partners provide for a credit enhancement which helps protect the Bank by absorbing incurred losses. CCBX credit enhancements are free-standing and are accounted separately from the allowance for loan loss. In accordance with accounting guidance, we estimate and record a provision for probable losses for these CCBX loans, without regard to the credit enhancement. If a CCBX lending partner is unable to fulfill their contractual obligations with the Bank, then the Bank would be exposed to additional loan losses as a result of this counterparty risk and would have to absorb any loan losses associated with the CCBX partner that cannot fulfill its contractual obligations.
Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. If current conditions in the housing and real estate markets weaken, we expect we will experience increased delinquencies and credit losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on their judgments about information available to them at the time of their examination. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses.While we believe that our allowance for loan losses was adequate at December 31, 2022, there is no assurance that it will be sufficient to cover future loan losses, especially if there is a significant deterioration in economic conditions.
The FASB adopted a new accounting standard referred to as CECL which requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. This accounting pronouncement was adopted by us effective for our fiscal year beginning January 1, 2023. The federal banking regulators, including the Federal Reserve and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three year period the day one adverse effects of CECL on its regulatory capital. Any increases in the allowance for loan losses due to the one-time cumulative-effect adjustment will result in a decrease in capital and may have a material adverse effect on our financial condition and results of operations.
The current economic condition in the market areas we serve may adversely impact our earnings and could increase the credit risk associated with our loan portfolio.
While there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is comprised of loans secured by property located in the Puget Sound region and substantially all of our loan and deposit customers are businesses and individuals in greater Puget Sound region. A deterioration of the economy in the market areas we serve could result in the following consequences, any of which would have an adverse impact, which could be material, on our business, financial condition, and results of operations:
•loan delinquencies may increase;
•problem assets and foreclosures may increase;
•collateral for loans made may decline in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans;
•certain securities within our investment portfolio could become other than temporarily impaired, requiring a write-down through earnings to fair value, thereby reducing equity;
•CCBX partners may experience financial difficulties or fail, our BaaS revenue may decrease, and loan losses could increase if the partner cannot fulfill its credit enhancement obligations;
•low cost or noninterest bearing deposits may decrease; and
•demand for our loan and other products and services may decrease.
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
As of December 31, 2022, the balance of owned SBA loans and SBA loans net of the sold portion was $12.3 million, which includes $4.7 million in PPP loans that are 100% guaranteed, and an additional $3.1 million in non-PPP SBA loans which are also guaranteed. As of December 31, 2022, the balance of SBA loans sold and serviced was $14.3 million, resulting in $69,000 in servicing income for the year ended December 31, 2022. Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program, referred to herein as an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience an adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress or exhaustion of the available funding for SBA programs may also have an adverse effect on our business, financial condition and results of operation. In addition, any default by the U.S. Government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could adversely affect our business, financial condition and results of operations.
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
Economic conditions could increase our level of nonperforming loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.
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
In 2006, the federal banking regulators issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (“CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, totaled $920.1 million and represented 269.2% and 305.1% of its capital, at December 31, 2022 and 2021, respectively. The outstanding balance of the Bank’s regulatory CRE portfolio has increased by 30.9% and 7.8%, for the years ended December 31, 2022 and 2021, respectively. The level of CRE has exceeded regulatory guidelines in the previous 36 months but the growth rate is within regulatory guidelines.
In December 2015, the federal banking regulators released a new statement on prudent risk management for commercial real estate lending, referred to herein as the 2015 Statement. In the 2015 Statement, the federal banking regulators, among other things, indicate their intent to “continue to pay special attention” to commercial real estate lending activities and concentrations going forward. If the Federal Reserve, our primary federal regulator, were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, for reasons noted above or otherwise, our earnings would be adversely affected.
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
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO, and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our financial statements may not reflect the correct value of our OREO, and our allowance for loan losses may not reflect accurate loan impairments. This could adversely affect our business, financial condition and results of operations. As of December 31, 2022, we did not hold any OREO or repossessed property and equipment.
We derive a percentage of our deposits, total assets and income from deposit accounts generated through our BaaS relationships.
Deposit accounts acquired through these relationships totaled $1.28 billion, or 45.4% of total deposits at December 31, 2022. We provide oversight over these relationships, which must meet all internal and regulatory requirements. We may exit relationships where such requirements are not met or be required by our regulators to exit such relationships. Also, our CCBX partner(s) could terminate a relationship with us for many reasons, including being able to obtain better terms from another provider or dissatisfaction with the level or quality of our services. If a relationship were to be terminated, it could materially reduce our deposits, assets and income. We cannot assure you that we could replace such relationship. If we cannot replace such relationship, we may be required to seek higher rate funding sources as compared to the existing relationship and interest expense might increase. We may also be required to sell securities or other assets to meet funding needs which would reduce revenues or potentially generate losses.
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
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. In November 2020, the ICE Benchmark Administration, which administers LIBOR, announced its intention to extend the publication of most tenors of LIBOR through June 30, 2023. The U.S. federal banking agencies encouraged banking organizations to cease entering into new contracts that use US Dollar LIBOR as a reference rate by no later than December 31, 2021, and to ensure existing contracts have robust fallback language that includes a clearly defined alternative reference rate.
Several domestic and international groups, including the Alternative Reference Rate Committee and the International Swaps and Derivatives Association, have developed LIBOR replacements, and a consensus appears to have emerged that the SOFR as observed by the Federal Reserve Bank of New York should be the successor rate. In March 2022, President Biden signed into law the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”). The LIBOR Act provides default rules for tough legacy contracts that do not have clearly defined and practicable fallback provisions for replacing LIBOR. The LIBOR Act also establishes a litigation safe harbor for lenders that select a LIBOR replacement under certain situations, including the use of a replacement rate selected by the Federal Reserve. On December 16, 2022, the Federal Reserve adopted a final rule that implements the LIBOR Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023.
Nevertheless, uncertainty surrounding the transition away from LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and debt instruments. If and when LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings, we may incur additional expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our business, financial condition and results of operations. As of December 31, 2022, we had 51 loans totaling $206.6 million that are tied to LIBOR. We have $3.6 million in floating rate junior subordinated debentures to Coastal (WA) Statutory Trust I, which was formed for the issuance of trust preferred securities. These debentures are also tied to LIBOR. The move to an alternate index may impact the rates we receive on loans and rates we pay on our junior subordinated debentures. We have identified the loans and debt instruments impacted, and we believe we will be able to use the benchmark replacements and transition protections provided by the LIBOR Act, Federal Reserve rule, and relevant FASB guidance to manage through the transition away from LIBOR. See “Note 2 - Recent accounting standards” in the Consolidated Financial Statements, for discussion on ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. We no longer issue any loans or debt tied to LIBOR.
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
We are subject to additional state and local taxes as a result of CCBX operations.
We are subject to additional state and local taxes and related reporting requirements related to our CCBX operations. The added recordkeeping burden as well as additional expense that could result from the expansion of CCBX into new regions may have an adverse impact on our business, financial condition and results of operations.
We expect that the implementation of a new accounting standard could require us to increase our allowance for loan losses and may have an adverse effect on our business, financial condition and results of operations.
The FASB, has adopted a new accounting standard, CECL, which requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses. We adopted CECL effective January 1, 2023. CECL will change the current method of providing allowances for loan losses that are probable, which we expect could require us to increase our allowance for loan losses, and will likely greatly increase the data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have an adverse effect on our financial condition and results of operations. In addition, new accounting standards are issued or existing standards are revised periodically, changing the methods for preparing our financial statements. These changes are not within our control and may significantly impact our business, financial condition and results of operations.
Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks, including, but not limited to, customer, employee or third-party fraud and data processing system failures and errors.
We rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud or other misconduct by employees or outside persons, the improper use of confidential information, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of our internal control system and compliance requirements, high volume of transactions processed for our strategic partners, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions, including claims for negligence, that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulations, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. We maintain a system of internal controls to mitigate operational risks, including data processing system failures and errors and customer or employee fraud, as well as insurance coverage designed to protect us from material losses associated with these risks, including losses resulting from any associated business interruption. It is not always possible to prevent employee or third-party errors or misconduct. Although our control testing has not identified any significant deficiencies in our internal control system, a breakdown in our internal control system, improper operation of our systems or improper employee actions could result in material financial loss to us, the imposition of regulatory action, and damage to our reputation.
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
While we attempt to invest a significant majority of our total assets in loans (our loan-to-asset ratio was 83.6% as of December 31, 2022), we invest a percentage of our total assets (3.2% as of December 31, 2022) in investment securities with the primary objectives of providing a source of liquidity and meeting pledging requirements. As of December 31, 2022, the fair value of our available for sale investment securities portfolio was $97.3 million, which included a net unrealized loss of $3.0 million, and the fair value of our held to maturity investment securities was $916,000, which included a net unrealized loss of $120,000. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Although we have not recognized other-than-temporary impairment related to our investment portfolio as of December 31, 2022, changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, among other factors, may cause us to recognize losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.
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
If that party experiences a breach of its own systems or misappropriates that data, this could result in a variety of negative outcomes for us and our customers, including:
•losses from fraudulent transactions, as well as potential liability for losses that exceed thresholds established in consumer protection laws and regulations,
•increased operational costs to remediate the consequences of the external party’s security breach,
•negative impact on future revenues; and
•harm to reputation arising from the perception that our systems may not be secure.
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
•the inability to accurately and timely settle transactions,
•the possibility that funds transfers or other transactions are executed erroneously, or with unintended consequences,
•financial losses incurred, or possible restitution to customers, resulting from contractual agreements with external parties related to the community bank and CCBX,
•regulatory issues,
•higher operational costs, associated with replacing or recovering systems that are inoperable or unavailable,
•loss of confidence in our ability to protect against and withstand operational disruptions, thus impacting our ability to market and establish new relationships in the CCBX segment, and
•harm to our reputation.
As the speed, frequency, volume, interconnectivity and complexity of transactions within our CCBX segment continues to increase, it becomes more challenging to effectively maintain systems and mitigate risks such as:
•errors made by us or external parties doing business with the community bank and CCBX, whether inadvertent or malicious; and
•isolated or seemingly insignificant errors or losses, which migrate to other systems or grow in number, to become larger issues or losses.
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
Our business strategy includes growth in assets, deposits and the scale of our operations. Achieving such growth will require us to attract customers that currently bank at other financial institutions in our market area. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, competition from other financial institutions in our market area and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Furthermore, there can be considerable costs involved in expanding deposit and lending capacity that generally require a period of time to generate the necessary revenues to offset these costs, especially in areas in which we do not have an established presence and that require alternative delivery methods. Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in modernizing existing facilities, opening new branches or deploying new services.
Our expansion strategy focuses on organic growth of our community bank and the expansion of our CCBX segment. We may not be able to execute on aspects of our expansion strategy, which may impair our ability to sustain our historical rate of growth or prevent us from growing at all. More specifically, we may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable new strategic partners. The success of our strategy also depends on our ability to effectively manage growth, which is dependent upon a number of factors, including our ability to adapt our credit, operational, technology and governance infrastructure to accommodate expanded operations. If we fail to implement one or more aspects of our strategy, we may be unable to maintain our historical earnings trends, which could have an adverse effect on our business, financial condition and results of operations.

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
Our second amended and restated articles of incorporation and our amended and restated bylaws, (“bylaws”), may have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control or a replacement of our incumbent board of directors or management. Our governing documents include provisions that:
•empower our board of directors, without shareholder approval, to issue preferred stock, the terms of which, including voting power, are to be set by our board of directors;
•establish a classified board of directors, with directors of each class serving a three-year term;
•provide that directors may be removed from office without cause only by vote of 80% of the outstanding shares then entitled to vote;
•eliminate cumulative voting in elections of directors;
•permit our board of directors to alter, amend or repeal our bylaws or to adopt new bylaws;
•require the request of holders of at least one-third of the outstanding shares of our capital stock entitled to vote at a meeting to call a special shareholders’ meeting;
•require shareholders that wish to bring business before annual meetings of shareholders, or to nominate candidates for election as directors at our annual meeting of shareholders, to provide timely notice of their intent in writing;

•require that certain business combination transactions with a significant shareholder be approved by holders of two-thirds of the shares held by persons other than the significant shareholder; and
•enable our board of directors to increase, between annual meetings, the number of persons serving as directors and to fill the vacancies created as a result of the increase by a majority vote of the directors present at a meeting of directors.
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
There may be future sales or other dilution of our equity, which may adversely affect the market price of our securities.
We may seek to raise additional capital in the future through equity offerings. The issuance of additional shares of common stock or the issuance of convertible securities would dilute the ownership interest of our existing common shareholders. The market price of our common stock could decline as a result of an equity offering, as well as other sales of a large block of shares of our common stock or similar securities in the market after an equity offering, or the perception that such sales could occur. Both we and our regulators perform a variety of analyses of our assets, including the preparation of stress case scenarios, and as a result of those assessments we could determine, or our regulators could require us, to raise additional capital.
Risks Related to Our Industry
Regulation of the financial services industry is intense, and we may be adversely affected by changes in laws and regulations.
We are subject to extensive government regulation, supervision and examination at both the federal and state level. The Bank’s deposits are insured in whole or in part by the FDIC. The Bank is subject to regulation by the Federal Reserve and the Washington DFI. The Federal Reserve also has supervisory authority over the Company. Such regulation, supervision and examination govern the activities in which we may engage, and are intended primarily for the protection of the deposit insurance fund and the Bank’s depositors, rather than for shareholders.
Compliance with applicable laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The Dodd-Frank Act, which imposed significant regulatory and compliance changes on financial institutions, is an example of this type of federal law. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or the value of collateral for loans. Future legislative changes could also require changes to business practices and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.
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
Additional increases in Federal Deposit Insurance Corporation insurance premiums could adversely affect our earnings and results of operations.
The deposits of the Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. The Bank's regular assessments are determined by the level of its assessment base and its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses, as well as by its usage of brokered deposits. Moreover, the FDIC has the unilateral power to change deposit insurance assessment rates and the manner in which deposit insurance is calculated and also to charge special assessments to FDIC-insured institutions. The FDIC utilized all of these powers during the financial crisis for the purpose of restoring the reserve ratios of the Deposit Insurance Fund, and more recently increased assessment rates to address extraordinary growth in the amount of insured deposits resulting from the COVID-19 pandemic.

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
Federal bank regulators have increasingly focused on the risks related to bank and fintech company partnerships, raising concerns regarding risk management, oversight, internal controls, information security, change management, and information technology operational resilience. This focus is demonstrated by recent regulatory enforcement actions against other banks that have allegedly not adequately addressed these concerns while growing their BaaS offerings. We could be subject to additional regulatory scrutiny with respect to our CCBX business that could have a material adverse effect on the business, financial condition, results of operations and growth prospects of the Company.
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
The CRA requires the Federal Reserve to assess the Bank’s performance in meeting the credit needs of the communities it serves, including low- and moderate-income neighborhoods, and if the Bank performs unsatisfactorily, various adverse regulatory consequences may ensue, including an inability to secure regulatory approval of expansionary transactions or new branches. Additionally, in May 2022 the federal banking agencies issued a proposed rule that may make it more challenging and/or costly for insured depository institutions to achieve an “Outstanding” or “Satisfactory” CRA rating, which could negatively impact our ability to obtain regulatory approval for an acquisition.
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
We service most of our own community bank loans and CCBX partners service most loans originated through them. Loan servicing is subject to extensive regulation by federal, state and local governmental authorities, as well as various laws and judicial and administrative decisions imposing requirements and restrictions on those activities. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities, including delaying or temporarily preventing foreclosures or forcing the modification of certain mortgages. If regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements, which may further adversely affect us. In addition, were we to be subject to regulatory investigation or regulatory action regarding our loan modification and foreclosure practices, our business, financial condition and results of operations could be adversely affected.

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
A growing portion of our revenue, deposits and loans are derived from CCBX partner activities. If our partners are not operating soundly, we may be adversely impacted through decreased revenue, increased loan losses and reduced deposits. Our CCBX partners originate their loans in compliance with our credit standards and policies. Additionally, partners provide fraud and credit enhancements on many of our CCBX loans. If any CCBX partners encounter operating difficulties, we may experience reduced revenue, increased loan losses if credit and fraud enhancement obligations are not met, and reduced deposits, which may impact liquidity. Any such losses could adversely affect our business, financial condition and results of operations.
General Risk Factors
National and global economic and other conditions could adversely affect our future results of operations or market price of our stock.
Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, changes in government monetary and fiscal policies and inflation, foreign policy, and financial market volatility, all of which are beyond our control. Global economies continue to face significant challenges to achieving normalized economic growth rates and there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Any deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and could also cause the market price of our stock to decline. While it is impossible to predict how long challenging economic conditions may exist, a slow or fragile recovery could continue to present risks into the future for the industry and our company. In addition, concerns about the performance of international economies, especially in Europe and emerging markets, economic conditions in Asia, particularly the economies of China, South Korea and Japan, and the Russian invasion of Ukraine and resulting economic impact, can impact the economy and financial markets here in the United States. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity. Further, our business could be adversely affected by the effects of a widespread outbreak of epidemic illness in the human population. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have an adverse effect on our business, financial condition and results of operations.
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
As a community bank, our reputation within the communities we serve, including the BaaS space, is critical to our success. We believe we have set ourselves apart from our competitors by building strong personal and professional relationships with our customers and being active members of the communities we serve. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, we may be less successful in attracting new talent and customers or may lose existing customers, and our business, financial condition and results of operations could be adversely affected. Further, negative public opinion can expose us to litigation and regulatory action and delay and impede our efforts to implement our expansion strategy, which could further adversely affect our business, financial condition and results of operations.
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our corporate headquarters is located at 5415 Evergreen Way, Everett, WA 98203. In addition to our corporate headquarters, which includes our Evergreen branch, we operated 13 other branch offices as of December 31, 2022 for our community bank and CCBX segments. Twelve of our branches are located in Snohomish County and two of our branches are located in neighboring counties (one in King County and one in Island County). We own our corporate headquarters and four of our other branch offices and lease the remainder of our branch offices. The leases, excluding renewal periods, on our branch offices expire in 2023 through 2044. We believe that these facilities and additional or alternative space available to us are adequate to meet our needs for the foreseeable future.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information, Holders of Common Stock and Dividends
The Company’s common stock, no par value per share, is traded on the Nasdaq Global Select Market under the symbol “CCB.” On March 7, 2023, there were 294 holders of record of the Company’s common stock.
Holders of our common stock are only entitled to receive dividends when, as and if declared by our board of directors out of funds legally available for dividends. We have not historically declared or paid dividends on our common stock and we do not intend to declare or pay dividends on our common stock in the near-term. Instead, we anticipate that all of our future earnings will be retained to support our operations and to finance the growth and development of our business. Any future determination to pay dividends will be made by our board of directors and will depend on a number of factors, including:
•our historic and projected financial condition, liquidity and results of operations;
•our capital levels and needs;
•tax considerations;
•any acquisitions or potential acquisitions that we may pursue;
•statutory and regulatory prohibitions and other limitations;
•the terms of any credit agreements or other borrowing arrangements that restrict our ability to pay cash dividends;
•general economic conditions; and
•other factors that our board of directors may deem relevant.
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

Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the year ended December 31, 2022.
Item 6.    Reserved
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a bank holding company that operates through our wholly owned subsidiaries, Coastal Community Bank (“Bank”) and Arlington Olympic LLC . We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. Our business is conducted through two reportable segments: The community bank and CCBX. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment had 27 partners as of December 31, 2022. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.
As of December 31, 2022, we had total assets of $3.14 billion, total loans receivable of $2.63 billion, total deposits of $2.82 billion and total shareholders’ equity of $243.5 million.
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
We generate most of our community bank revenue from interest on loans and investments and CCBX revenue from BaaS fee income. Our primary source of funding for our loans is commercial and retail deposits from our customer relationships and from our partner deposit relationships. We place secondary reliance on any funding from our CCBX partner deposit relationships that are transferred off our balance sheet and wholesale funding, primarily borrowings from the Federal Home Loan Bank (“FHLB”). Less commonly used sources of funding include borrowings from the Federal Reserve System (“Federal Reserve”) discount window, draws on established federal funds lines from unaffiliated commercial banks, brokered funds, which allows us to obtain deposits from sources that do not have a relationship with the Bank and can be obtained through certificate of deposit listing services, via the internet or through other advertising methods, or a one-way buy through an insured cash sweep (“ICS”) account, which allows us to obtain funds from other institutions that have deposited funds through ICS. Our largest expenses are provision for loan losses, salaries and employee benefits, interest on deposits and borrowings, legal and professional expenses and data processing. Our principal lending products are commercial real estate loans, commercial and industrial loans, residential real estate loans, construction, land and land development loans, and consumer loans.
Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and PPP Overview
Our financial results for the years ended December 31, 2022 and 2021 were impacted by the coronavirus, and variants thereof, including the Delta and Omicron variants (“COVID-19”) pandemic. On March 27, 2020, the CARES Act was enacted, providing wide ranging economic relief for individuals and businesses impacted by the COVID-19 pandemic. Among other things, the statute created the Paycheck Protection Program (“PPP”), which was a stimulus response to the potential economic impacts of the COVID-19 pandemic. The purpose of the PPP was to provide forgivable loans to smaller businesses, sole proprietorships, independent contractors, and self-employed individuals that used the proceeds of the loans for payroll and certain other qualifying expenses.

In total, we funded $763.9 million in PPP loans, since the first round of PPP loans opened in March 2020 through the close of round three. Total net deferred fees on these loans were $26.3 million. As of December 31, 2022, there were $4.7 million in PPP loans outstanding, compared to $111.8 million as of December 31, 2021.
London Interbank Offered Rate (“LIBOR”) Transition
On December 16, 2022, the Federal Reserve Board adopted a final rule that implements the LIBOR Act by identifying benchmark rates based on SOFR (Secured Overnight Financing Rate) that will replace LIBOR formerly known as the London Interbank Offered Rate, in certain financial contracts after June 30, 2023. Congress enacted the LIBOR Act, which was signed into law in March 2022, to provide a uniform, nationwide solution for so-called tough legacy contracts that do not have clear and practicable provisions for replacing LIBOR after June 30, 2023. The LIBOR Act also establishes a litigation safe harbor for lenders that select a LIBOR replacement under certain situations, including the use of a replacement rate selected by the Federal Reserve. As required by the law, the final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR in contracts subject to the Act. These contracts include U.S. contracts that do not mature before LIBOR ends and that lack adequate "fallback" provisions that would replace LIBOR with a practicable replacement benchmark rate.
As of December 31, 2022, we had 51 loans totaling $206.6 million that are tied to LIBOR. We have $3.6 million in floating rate junior subordinated debentures to Coastal (WA) Statutory Trust I, which was formed for the issuance of trust preferred securities. These debentures are also tied to LIBOR. The move to an alternate index may impact the rates we receive on loans and rates we pay on our junior subordinated debentures. We have identified the loans and debt instruments impacted, and we believe we will be able to use other benchmark replacements and transition protections provided by the LIBOR Act, Federal Reserve rule and relevant accounting guidance to manage through the transition away from LIBOR. We no longer issue any loans or debt tied to LIBOR.
Key Factors Affecting our Business
Average Balances and Interest Rates
Our operating results depend primarily on our net interest income, which is the largest contributor to our net income and is the difference between the interest and fees earned on interest-earning assets (such as loans and securities) and the interest expense incurred in connection with interest-bearing liabilities (such as deposits and borrowings). Net interest income is primarily a function of the average balances of interest-earning assets and interest-bearing liabilities and the yields and costs with respect to these assets and liabilities. Average balances are influenced by internal considerations such as the types of products we offer and the amount of risk that we are willing to assume as well as external influences such as economic conditions, competition for loans and deposits, and interest rates. The yields generated by our loans and securities are typically affected by short-term and long-term interest rates and, in the case of loans, competition for similar products in our market area. Interest rates are often impacted by the actions of the Federal Reserve. Since March 2022, in response to inflation, the FOMC of the Federal Reserve has increased the target range for the federal funds rate by 425 basis points, including 125 basis points during the fourth calendar quarter of 2022, to a range of 4.25% to 4.50% as of December 31, 2022. As it seeks to control inflation without creating a recession, the FOMC has indicated there may be further increases in the federal funds rate during calendar year 2023. The cost of our deposits and short-term borrowings is primarily based on short-term interest rates, which are largely driven by competition and by the actions of the Federal Reserve. The level of net interest income is influenced by movements in interest rates and the pace at which such movements occur, as well as the relationship between short- and long-term interest rates.
Credit Quality
We have well established loan policies and underwriting practices that have resulted in low levels of charge-offs and nonperforming assets for the community bank. Through our thorough underwriting process, we strive to originate quality loans that will maintain and enhance the overall credit quality of our loan portfolio, and through our careful monitoring of our loan portfolio and prompt attention to delinquencies, we seek to minimize the impact of problem loans. However, credit trends in the markets in which we operate are largely impacted by economic conditions beyond our control and can adversely impact our financial condition. We originate loans through our CCBX partners and while these loans will have higher levels of charge-offs and nonperforming assets, agreements with our CCBX partners provide for a credit enhancement which protects the Bank by absorbing incurred losses. If our partners are unable to fulfill their contracted obligations then the Bank would be exposed to additional loan losses as a result of this counterparty risk.

Operating Efficiency
The largest component of noninterest expense is salaries and employee benefits. Other significant operating expenses include BaaS expense, occupancy expense, legal and professional expenses, data processing expense, director and staff expense and marketing expense. Our operating efficiency, as measured by our efficiency ratio, has gradually improved primarily because the growth of our deposits and loans has enabled our net interest income and noninterest income to outpace the growth of our expenses. When we make substantial investments in the infrastructure of new divisions, open new branches or make investments to increase our operating capacity, our operating efficiency decreases until we generate enough revenue growth to offset the increased costs however, prior to making such investments, we focus on how best and most expediently we can achieve the revenue growth necessary to offset the costs of these investments or new branches. Our efficiency ratio has been impacted by the increase in CCBX income and CCBX expense. Our efficiency ratio was 56.26% at December 31, 2022, compared to 58.82% at December 31, 2021.
Economic Conditions
Our business and financial performance are affected by economic conditions generally in the United States and more directly in the markets in the Puget Sound region where we operate. The significant economic factors that are most relevant to our business and our financial performance include, but are not limited to, real estate values, interest rates and unemployment rates. In recent years, the Puget Sound region has experienced significant population gain, fueled in large part by the region’s technology industry, low unemployment and rising real estate values, all of which positively impacted our business. The economic environment is continuously changing, due to increased inflation, global unrest, the war in Ukraine, the political environment, and trade issues all contribute to economic uncertainty which has caused increased market volatility and may lead to an economic recession and/or a significant decrease in consumer confidence and business generally.
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
As of December 31, 2022, loans receivable totaled $2.63 billion, an increase of $884.5 million, or 50.8%, compared to $1.74 billion as of December 31, 2021. Total loans receivable is net of $6.1 million in net deferred origination fees, $82,000 of which is attributed to PPP loans. The increase is largely attributed to growth in our CCBX segment as a result of adding new partners, combined with loan growth in the community bank segment, partially offset by forgiveness or principal paydowns on PPP loans. For more information and discussion related to the loans held for investment, see “Note 4 - Loans and Allowance for Loan Losses” in the Consolidated Financial Statements.
Loans Held for Sale
CCBX loans held for sale consist of the portion of CCBX originated loans that the Company intends to sell back to the originating CCBX partner or its affiliate generally at par. The Company sells loans to manage credit positions with partners and across loan categories. During the twelve months ended December 31, 2022, the Company transferred $152.5 million in CCBX loans receivable to loans held for sale and subsequently sold these loans. As of December 31, 2022 and 2021 there were no CCBX loans held for sale.
Community bank loans held-for-sale consist of the guaranteed portion of SBA loans and United States Department of Agriculture (“USDA”) loans the Company intends to sell after origination and are reflected at the lower of aggregate cost or fair value. Loans are generally sold with servicing of the sold portion retained by the Company when the sale of the loan occurs, the premium received is combined with the estimated present value of future cash flows on the related servicing asset and recorded as a gain on sale of loans in noninterest income. There were no community bank loans held for sale at December 31, 2022 and 2021.
Equity Investments
Equity investments include amounts invested in stock, venture capital funds, partnerships, and other business ventures. Some of these equity investments are in vendors/suppliers, private companies, government agencies, or government sponsored enterprises. The Company directly holds stock in organizations such as the Federal Reserve Bank, Federal Home Loan Bank of Des Moines, private companies, and venture capital funds. Equity investments are subject to the risk of loss if these organizations experience financial difficulties or fall on hard times. The Company carries these investments at market value or cost if market value is not readily determinable. During 2022, net contributions to private company equity investments totaled $699,000 and decreased in value by $153,000 in response to a decline in value in the stock based financial performance and growth rates. In 2021, net contributions to private company equity investments totaled $163,000 and increased in value by $1.5 million (unrealized gain) mostly in response to one company’s issuance of common equity awards, identical to the Company’s holdings, at a higher value.
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
The Company increased the allowance from $28.6 million at December 31, 2021 to $74.0 million at December 31, 2022. The allowance was significantly increased in response to growth in CCBX loans. The Company uses CCBX partner data, industry data and its own loan loss data to develop an appropriate allowance for the risk inherent in the CCBX new loan volume. The Company increased the allowance from $19.3 million to $28.6 million in 2021 largely due to an increase in CCBX consumer loans. For more information and discussion related to the allowance for loan losses, see “Note 4 - Loans and Allowance for Loan Losses” in the Consolidated Financial Statements.
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
The recording of BaaS income and expense is dependent upon the contractual agreement with each partner, however in accordance with accounting guidance the recording of certain components of BaaS income are as follows: Agreements with many of our CCBX partners provide for a credit enhancement which protects the Bank by absorbing incurred losses. In accordance with accounting guidance, we estimate and record a provision for probable losses for these CCBX loans. When the provision for loan losses and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS fees -credit enhancement). Incurred losses are recorded in the allowance for loan losses, the credit enhancement asset is relieved when credit enhancement recoveries are received from the CCBX partner. Many agreements with our CCBX partners also provide protection to the Bank from fraud by absorbing incurred fraud losses. Fraud losses are recorded when incurred in noninterest expense, and the recovery received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. Enhancements that provide protection to the Bank from credit and fraud losses, are not within the scope of Topic 606.
For the year ended December 31, 2022, noninterest income subject to Topic 606 increased $4.3 million to $18.2 million, compared to $13.9 million for the year ended December 31, 2021. The increase was largely due to an increase in BaaS fee income resulting from growth with active CCBX partners. For more information and discussion related to revenue recognition, see “Note 19 – Revenue Recognition” in the Consolidated Financial Statements.
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
Recent Pronouncements
For a discussion of the expected impact of accounting pronouncements recently adopted and accounting pronouncements recently issued but not yet adopted by us as of December 31, 2022, see “Note 2 – Recent Accounting Standards” in the accompanying notes to our audited consolidated financial statements included elsewhere in this Report on Form 10-K.
Results of Operations
Net Income
Year Ended December 31, 2022, Compared to Year Ended December 31, 2021. Net income for the year ended December 31, 2022 was $40.6 million, or $3.01 per diluted share, compared to $27.0 million, or $2.16 per diluted share, for the year ended December 31, 2021. The increase in net income over the prior year was attributable to a $92.3 million increase in net interest income, $96.6 million increase in noninterest income partially offset by a $103.5 million increase in noninterest expense and a $69.1 million increase in the provision for loan losses.
Net Interest Income
Year Ended December 31, 2022, Compared to Year Ended December 31, 2021. Net interest income for the year ended December 31, 2022, was $171.8 million, compared to $79.4 million for the year ended December 31, 2021, an increase of $92.3 million, or 116.2%. Yield on loans receivable was 8.12% for the year ended December 31, 2022, compared to 4.86% for the year ended December 31, 2021. The increase in net interest income compared to the year ended December 31, 2021 was largely related to increased yield on loans from growth in higher yielding CCBX and community bank loans and interest rate increases on variable rate and new loans. Average loans receivable for the year ended December 31, 2022 was $2.26 billion, compared to $1.69 billion for the year ended December 31, 2021.

Interest and fees on loans totaled $183.4 million for the year ended December 31, 2022 compared to $82.1 million for the year ended December 31, 2021. The $101.2 million increase in interest and fees on loans for the year ended December 31, 2022, compared to the year ended December 31, 2021, was largely due to increased yield on loans from growth in higher yielding CCBX loans and an overall increase in interest rates. Loan growth of $884.5 million, or 50.8%, for the year ended December 31, 2022, compared to December 31, 2021, includes a decrease of $107.1 million in PPP loans that were forgiven or repaid. CCBX average loans receivable grew to $742.4 million for the year ended December 31, 2022, compared to $146.3 million for the year ended December 31, 2021, an increase of $596.1 million, or 407.4%. Average CCBX yield of 13.85% was earned on CCBX loans for the year ended December 31, 2022, compared to 4.46% for the year ended December 31, 2021. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Also impacting the increase in loan interest is the increase in interest rates on variable rate loans resulting from the FOMC raising rates 4.25% during the year ended December 31, 2022. We continue to monitor the impact of these increases in interest rates.
Interest income from interest earning deposits with other banks was $6.7 million at December 31, 2022, an increase of $6.1 million due to an increase in balances and higher interest rates, compared to December 31, 2021. The average balance of interest earning deposits invested with other banks for the year ended December 31, 2022 was $516.0 million, compared to $402.1 million for the year ended December 31, 2021. Additionally, the yield on these interest earning deposits with other banks increased 1.15%, compared to the year ended December 31, 2021. Interest income on investment securities increased to $1.7 million at December 31, 2022, compared to $79,000 at December 31, 2021. Average investment securities increased $63.2 million from $30.0 million for the year ended December 31, 2022 to $93.2 million for the year ended December 31, 2022, and average yield increased to 1.87% for the year ended December 31, 2022, compared to 0.26% for the year ended December 31, 2021.
Interest expense was $20.4 million for the year ended December 31, 2022, a $16.7 million increase from the year ended December 31, 2021. Interest expense on deposits was $19.0 million for the year ended December 31, 2022, compared to $2.3 million for the year ended December 31, 2021. The $16.7 million increase in interest expense on deposits was primarily due to an increase in average interest bearing deposits of $813.9 million. Interest on borrowed funds was $1.4 million for the year ended December 31, 2022, compared to $1.3 million for the year ended December 31, 2021. The $72,000 increase in interest expense on borrowed funds from the year ended December 31, 2021 is the result of a decrease in average PPPLF and FHLB borrowings, which were paid off in full during the quarter ended June 30, 2021 and March 31, 2022, respectively, partially offset by a $12.2 million average balance increase in subordinated debt, which increased during the year ended December 31, 2022. Interest expense is expected to increase as a result of the FOMC increasing the Fed Funds rate 4.25% during the year ended December 31, 2022. In addition, as a result of the FOMC rate increase, CCBX deposits that were below their floor to earn interest due to the low interest rate environment and were not earning interest were reclassified to interest bearing deposits from noninterest bearing deposits during the first and second quarters of 2022. We anticipate additional rate increases in 2023, which we expect will result in higher interest expense on interest bearing deposits which will be offset by higher interest rates on CCBX loans and excess cash invested in the Federal Reserve Bank or other banks.
Net interest margin was 5.97% for the year ended December 31, 2022, compared to 3.73% for the year ended December 31, 2021. Interest rate spread was 5.52%, and 3.54% for the years ended December 31, 2022 and 2021, respectively. The increase in net interest margin and spread compared to the year ended December 31, 2021 was largely a result of an increase in higher rate loans. Average loans increased $568.9 million, compared to the year ended December 31, 2021; the increase includes an average decrease in PPP loans of $340.3 million. Also contributing to the increase in net interest margin and spread compared to the year ended December 31, 2021 was a $113.9 million increase in average interest earning deposits invested in other banks. These interest earning deposits earned an average rate of 130 basis points for the year ended December 31, 2022, compared to an average rate of 15 basis points for the year ended December 31, 2021.
Cost of funds was 0.75% for the year ended December 31, 2022, compared to 0.18% for the year ended December 31, 2021. Cost of deposits for the year ended December 31, 2022 was 0.71%, which was a 59 basis point increase, from 0.12% for the year ended December 31, 2021. These increases were largely due to an increase in interest bearing deposits from CCBX and an increase in interest rates. CCBX deposit growth and the aforementioned reclassification of CCBX noninterest bearing deposits to interest bearing deposits significantly contributed to the increase in interest expense.

Total yield on loans receivable for the year ended December 31, 2022 was 8.12%, compared to 4.86% for the year ended December 31, 2021. This increase in yield on loans receivable is primarily attributed to an increase in higher rate CCBX loans. As of the year ended December 31, 2022, average CCBX loans increased $596.1 million, or 407.4%, with an average CCBX yield of 13.85%, compared to 4.46% at December 31, 2021. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. There was a decrease in average community bank loans of $27.2 million, or 1.8%, which is attributed to an average $340.3 million decrease in PPP loans as a result of loan forgiveness and repayments, compared to the year ended December 31, 2021. Average yield on community bank loans for the year ended December 31, 2022 was 5.32%. compared to 4.90% for the year ended December 31, 2021.
The following tables show the average yield on loans and cost of deposits by segment and also illustrates the impact of BaaS loan expense on CCBX yield on loans:

	For the Year Ended
	December 31, 2022		December 31, 2021
(unaudited)	Yield on Loans (2)	Cost of Deposits	Yield on Loans (2)	Cost of Deposits
Community Bank	5.32%	0.18%	4.90%	0.14%
CCBX (1)	13.85%	1.57%	4.46%	0.03%
Consolidated	8.12%	0.71%	4.86%	0.12%
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

	For the Year Ended
	December 31, 2022		December 31, 2021
(dollars in thousands; unaudited)	Income / Expense	Income / expense divided by average CCBX loans	Income / Expense	Income / expense divided by average CCBX loans
BaaS loan interest income	$102,808	13.85%	$6,532	4.46%
Less: BaaS loan expense	53,294	7.18%	2,976	2.03%
Net BaaS loan income (1)	$49,514	6.67%	$3,556	2.43%
Average BaaS Loans	$742,392		$146,304
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $3.2 million and $18.4 million for the years ended December 31, 2022 and 2021, respectively. Of the $18.4 million in fees recognized in 2021, $15.5 million were from PPP loans. For the years ended December 31, 2022 and 2021, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Year Ended December 31,
	2022			2021
(dollars in thousands)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Assets
Interest earning assets:
Interest earning deposits with other banks	$515,967	$6,728	1.30%	$402,081	$608	0.15%
Investment securities, available for sale (2)	91,970	1,710	1.86	27,908	49	0.18
Investment securities, held to maturity (2)	1,266	35	2.76	2,137	30	1.40
Other investments	10,146	345	3.40	7,052	284	4.03
Loans receivable (3)	2,257,787	183,352	8.12	1,688,925	82,112	4.86
Total interest earning assets	2,877,136	192,170	6.68	2,128,103	83,083	3.90
Noninterest earning assets:
Allowance for loan losses	(46,769)			(19,870)
Other noninterest earning assets	119,817			74,088
Total assets	$2,950,184			$2,182,321

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$1,724,020	$19,004	1.10%	$910,106	$2,327	0.26%
PPPLF borrowings	—	—	—	68,699	240	0.35
FHLB advances and borrowings	6,029	69	1.14	24,999	284	1.14
Subordinated debt	27,626	1,179	4.27	15,379	711	4.62
Junior subordinated debentures	3,587	143	3.99	3,585	84	2.34
Total interest bearing liabilities	1,761,262	20,395	1.16	1,022,768	3,646	0.36
Noninterest bearing deposits	942,087			989,945
Other liabilities	24,097			12,926
Total shareholders' equity	222,738			156,682
Total liabilities and shareholders' equity	$2,950,184			$2,182,321
Net interest income		$171,775			$79,437
Interest rate spread			5.52%			3.54%
Net interest margin (4)			5.97%			3.73%
(1) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2) Includes nonaccrual loans.
(3) Net interest margin represents net interest income divided by the average total interest earning assets.

The following table presents an analysis of certain average balances, interest income and interest expense that are specific to each segment. Items are that not directly attributed to the segment are not listed:

	For the Year Ended
	December 31, 2022			December 31, 2021
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost	Average Balance	Interest & Dividends	Yield / Cost
Community Bank
Assets
Loans receivable (1)	$1,515,395	$80,544	5.32%	$1,542,621	$75,580	4.90%
Liabilities
Interest bearing deposits	905,447	2,896	0.32	877,389	2,228	0.25
Noninterest bearing deposits	733,104			674,509
Total deposits	$1,638,551	$2,896	0.18	$1,551,898	$2,228	0.14
Interest rate spread			5.14%			4.76%

CCBX
Assets
Loans receivable (1)(2)	$742,392	$102,808	13.85%	$146,304	$6,532	4.46%
Liabilities
Interest bearing deposits	818,573	16,108	1.97	32,717	99	0.30
Noninterest bearing deposits	208,983			315,436
Total deposits	$1,027,556	$16,108	1.57	$348,153	$99	0.03
Interest rate spread			12.28%			4.43%
Net BaaS loan income interest rate spread (3)			5.10%			2.40%
(1)Includes loans held for sale and nonaccrual loans.
(2)CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans.
(3)A reconciliation of the non-GAAP measures are is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the $55.0 million increase in loan interest income that is attributable to an increase in loan rates and $46.2 million increase in loan interest income that is attributable to an increase in loan volume. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate
Interest income:
Interest earning deposits	$1,485	$4,635	$6,120
Investment securities, available for sale	1,191	470	1,661
Investment securities, held to maturity	(24)	29	5
Other Investments	105	(44)	61
Loans receivable	46,197	55,043	101,240
Total increase in interest income	48,954	60,133	109,087

Interest expense:
Interest bearing deposits	8,972	7,705	16,677
PPPLF borrowings	(240)	—	(240)
FHLB advances	(217)	2	(215)
Subordinated debt	523	(55)	468
Junior subordinated debentures	—	59	59
Total increase in interest expense	9,038	7,711	16,749
Increase in net interest income	$39,916	$52,422	$92,338
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
The economic environment is continuously changing, due to increased inflation, higher interest rates, global unrest, the war in Ukraine, the political environment and trade issues that may impact the provision and therefore the allowance. Gross loans, excluding loans held for sale, totaled $2.63 billion at December 31, 2022 and included $4.7 million in PPP loans, which are 100% guaranteed, and are excluded from the provision for loan losses calculation. The allowance for loan losses as a percentage of loans was 2.82% at December 31, 2022, compared to 1.64% at December 31, 2021.
Agreements with our CCBX partners provide for an indemnification of loan losses, also known as a credit enhancement, which protects the Bank by absorbing incurred losses. In accordance with accounting guidance, we estimate and record a provision for probable losses for CCBX loans and deposit overdrafts. When the provision for loan losses and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded in other assets on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner legal commitment to cover the Bank’s loan losses related to loans they originate on behalf of the Bank. Incurred loan losses are recorded in the allowance for loan losses, and as the credit enhancement obligations are received from the CCBX partner, the credit enhancement asset is relieved.
The Company adopted the Current Expected Credit Loss (“CECL”) accounting standard effective January 1, 2023. The CECL allowance model which calculates reserves over the life of the loan and is largely driven by portfolio characteristics, economic outlook, and other key methodology assumptions versus the current accounting practice that utilizes the incurred loss model. The adoption of this ASU will result in a one-time cumulative-effect adjustment to the allowance for loan losses as of the day of adoption. The Company currently estimates a combined increase to our allowance for credit losses and reserve for unfunded loan commitments of 3% to 10%. This change will decrease the opening retained earnings balance as of January 1, 2023. The above range is disclosed due to the fact that the Company is still in the process of finalizing the CECL allowance model, including the review of assumptions related to qualitative adjustments and economic forecasts; finalizing the execution of internal controls; and evaluating the impact to our financial statement disclosures.
Year Ended December 31, 2022, Compared to Year Ended December 31, 2021. The provision for loan losses for the year ended December 31, 2022, was $79.1 million compared to $9.9 million for the year ended December 31, 2021. The increase in the Company’s provision for loan losses during the year ended December 31, 2022, is largely related to the provision for CCBX partner loans. During the year ended December 31, 2022, a $78.3 million provision for loan losses was recorded for loans originated through CCBX partners based on management’s analysis. The factors used in management’s analysis for community bank loan losses indicated that a provision for loan loss of $719,000 was needed for the year ended December 31, 2022.
The $78.3 million provision on CCBX loans includes $76.9 million for partner loans with credit enhancement on them and $1.4 million is attributed to loans originated through one CCBX partner for which the Company is responsible for credit losses. In accordance with the program agreement and for one CCBX partner only, the Company is responsible for credit losses on approximately 10% of a $114.5 million loan portfolio, or $11.5 million of that loan portfolio at December 31, 2022.
The following table shows the provision expense by segment for the periods indicated:

	Year Ended
(dollars in thousands; unaudited)	December 31, 2022	December 31, 2021
Community bank	$719	$1,275
CCBX	78,345	8,640
Total provision expense	$79,064	$9,915
Net charge-offs for the year ended December 31, 2022 totaled $33.7 million, or 1.49% of total average loans, as compared to net charge-offs of $545,000, or 0.03% of total average loans, for the year ended December 31, 2021. Net charge-offs were up significantly in 2022 compared to 2021 due to CCBX partner loans. In 2022, $382,000 in net charge-offs were for the community bank and $33.3 million were for CCBX. In 2021, $172,000 were for the community bank and $373,000 of the charge-offs were for the CCBX.
The following table show the total charge-off activity by segment for the periods indicated:

	Year Ended December 31, 2022			Year Ended December 31, 2021
(dollars in thousands)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$428	$33,321	$33,749	$255	$385	$640
Gross recoveries	(46)	(36)	(82)	(83)	(12)	(95)
Net charge-offs	$382	$33,285	$33,667	$172	$373	$545
Net charge-offs to average loans	0.03%	4.48%	1.49%	0.01%	0.25%	0.03%
Noninterest Income
Our primary sources of recurring noninterest income are BaaS indemnification income, Baas program income and deposit service charges and fees. Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest or similar method.

For the year ended December 31, 2022, noninterest income totaled $124.7 million, an increase of $96.6 million, or 343.4%, compared to $28.1 million for the year ended December 31, 2021. The following table presents, for the periods indicated, the major categories of noninterest income:
The following table presents, for the periods indicated, the major categories of noninterest income:

	Year Ended December 31,		Increase (Decrease)	Percent Change
(dollars in thousands)	2022	2021
Deposit service charges and fees	$3,804	$3,698	$106	2.9%
Loan referral fees	810	2,126	(1,316)	(61.9)
Mortgage broker fees	257	920	(663)	(72.1)
Gain on sale of bank branch including deposits and loans, net	—	1,263	(1,263)	(100.0)
Gain on sales of loans, net	—	396	(396)	(100.0)
Unrealized (loss) gain on equity securities, net	(153)	1,469	(1,622)	(110.4)
Other	1,087	939	148	15.8
Noninterest income, excluding BaaS program income and BaaS indemnification income	5,805	10,811	(5,006)	(46.3)
Servicing and other BaaS fees	4,408	4,467	(59)	(1.3)
Transaction fees	3,211	544	2,667	490.3
Interchange fees	2,583	701	1,882	268.5
Reimbursement of expenses	2,732	1,004	1,728	172.1
BaaS program income	12,934	6,716	6,218	92.6
BaaS credit enhancements	76,374	9,086	67,288	740.6
BaaS fraud enhancements	29,571	1,505	28,066	1,864.9
BaaS indemnification income	105,945	10,591	95,354	900.3
Total noninterest income	$124,684	$28,118	$96,566	343.4%
A description of our largest noninterest income categories are below:
BaaS Fees. Our CCBX segment provides BaaS offerings that enable our broker-dealer and digital financial service providers to offer their customers banking services. In exchange for providing these services, we earn fixed fees, volume-based fees and reimbursement of costs depending on the program agreement. In accordance with GAAP, we recognize the reimbursement of noncredit fraud losses on loans and deposits originated through partners and credit enhancements related to the allowance for loan losses and reserve for unfunded commitments provided by the partner as revenue in BaaS income. CCBX credit losses are recognized in the allowance for loan loss and noncredit fraud losses are expensed in noninterest expense under BaaS fraud expense. Also in accordance with GAAP, we establish a credit enhancement asset for expected future loan losses through the recognition of BaaS credit enhancement revenue at the same time we establish an allowance for those loans though a provision for loan losses. For more information on the accounting for BaaS allowance for loan losses, reserve for unfunded commitments, credit enhancements and fraud enhancements see the section titled “CCBX – BaaS Reporting Information.”
For the year ended December 31, 2022, we earned $118.9 million in BaaS fees, which was an increase of $101.6 million, or 586.9%, over the year ended December 31, 2021, where we earned $17.3 million in BaaS fees. The increase over the year ended December 31, 2021 was primarily due to an increase of $6.2 million in total BaaS fee program income, which was the result of increased relationships with broker dealers and digital financial service providers, $67.3 million in BaaS fees – credit enhancements related to the allowance for loan losses and reserve for unfunded commitments, $28.1 million in BaaS fees – fraud recovery, and $1.7 million increase in reimbursement of expenses.

The following table presents the BaaS fee income for the periods indicated:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2022	2021
Program income:
Servicing and other BaaS fees	$4,408	$4,467	(59)
Transaction fees	3,211	544	2,667
Interchange fees	2,583	701	1,882
Reimbursement of expenses	2,732	1,004	1,728
Program income	12,934	6,716	6,218
Indemnification income:
Credit enhancements	76,374	9,086	67,288
Fraud enhancements	29,571	1,505	28,066
Indemnification income	105,945	10,591	95,354
Total BaaS income	$118,879	$17,307	101,572
Our CCBX segment continues to evolve, and now has 27 relationships, at varying stages, as of December 31, 2022. As of December 31, 2022, we had 19 active relationships. We continue to refine the criteria for CCBX partnerships and are exiting relationships where it makes sense for both parties and are focusing on selecting larger and more established partners, with experienced management teams. We are winding down two partner relationships; these programs are not material in terms of income, deposits or loans.

The following table illustrates the activity in CCBX for the periods indicated:

	As of
(unaudited)	December 31, 2022	December 31, 2021
Active	19	19
Friends and family / testing	1	1
Implementation / onboarding	0	5
Signed letters of intent	5	3
Wind down - preparing to exit relationship	2	0
Total CCBX relationships	27	28
Deposit Service Charges and Fees. Deposit service charges and fees include service charges on accounts, point-of-sale fees, merchant services fees and overdraft fees. Together they constitute the largest component of our noninterest income, outside of BaaS fee income. Deposit service charges and fees were $3.8 million for the year ended December 31, 2022, an increase of $106,000, or 2.9%, over the prior year primarily due to increases in point-of-sale fees of $96,000 and service charges on deposit accounts of $58,000, partially offset by decreases in merchant services revenue of $60,000, ATM fees of $9,000, and overdraft fees of $6,000. NSF and overdraft fees were $310,000 for the year ended December 31, 2022, compared to $316,000 for the year ended December 31, 2021. During 2022 consumer overdraft fees were eliminated. Consumer overdraft fees are not a significant source of income, and the elimination of these fees will not have a significant impact on income.

The following table presents deposit service charges and fees for the periods indicated:

	Year Ended December 31,		Increase (Decrease)	Percent Change
(dollars in thousands)	2022	2021
Point of sale fees	$2,055	$1,959	96	4.9%
Service charges on accounts	468	410	58	14.1
Merchant services	508	568	(60)	(10.6)
Overdraft and NSF fees	310	316	(6)	(1.9)
ATM fees	218	227	(9)	(4.0)
Cash management fees	118	113	5	4.4
Other	127	105	22	21.0
	$3,804	$3,698	$106	2.9%
Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize the loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without assuming the interest rate risk. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. The recognition of loan referral fees fluctuates in response to these market conditions and as a result we may recognize more or less, or may not recognize any, loan referral fees in some periods. Current market conditions are making interest rate swap agreements less attractive in the higher rate environment. Loan referral fees were $810,000 for the year ended December 31, 2022, a decrease of $1.3 million, or 61.9%, over the year ended December 31, 2021. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps.
Mortgage Broker Fees. We earn mortgage broker fees for residential mortgage loans that we broker through mortgage lenders. Mortgage broker fees decreased $663,000, or 72.1%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The mortgage market is slowing down as a result of higher interest rates on mortgages.
Gain on Sale of Branch, net. The sale of our Freeland branch closed on April 30, 2021. Noninterest income included $1.3 million gain from sale of the branch in 2021, there was no similar income in 2022.
Gain on Sale of Loans, net. Gain on sales of loans occurs when we sell in the secondary market the guaranteed portion (generally 75% of the principal balance) of the SBA and USDA loans that we originate. This activity fluctuates based on SBA and USDA loan activity. Gain on sale of loans decreased $396,000, or 100.0%, to zero for the year ended December 31, 2022 compared to the prior year, due to decreased activity.
Unrealized gain (loss) on equity securities, net. During the year ended December 31, 2022, we recognized an unrealized loss on equity securities of $153,000, compared to the year ended December 31, 2021, when we recognized a $1.5 million unrealized holding gain on an equity security as a result of an observable price change.
Other. This category includes a variety of other income-producing activities, annuity broker fees, and SBA and USDA servicing fees. Other noninterest income increased $148,000, or 15.8%, for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Noninterest Expense
Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest components of noninterest expense are BaaS loan and fraud expense and salaries and employee benefits. Noninterest expense also includes operational expenses, such as legal and professional expenses, data processing and software licenses, occupancy, FDIC assessment, points of sale expense, excise taxes, director and staff expenses, marketing and other expenses.
For the year ended December 31, 2022, noninterest expense totaled $166.8 million, an increase of $103.5 million, or 163.6%, compared to $63.3 million for the year ended December 31, 2021. Noninterest expense, excluding BaaS loan and BaaS fraud expense totaled $83.9 million and increased $25.1 million or 42.7%.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Year Ended December 31,		Increase (Decrease)	Percent Change
(dollars in thousands)	2022	2021
Salaries and employee benefits	$52,228	$37,101	$15,127	40.8%
Occupancy	4,548	4,128	420	10.2
Data processing and software licenses	6,487	4,951	1,536	31.0
Point of sale expense	2,109	671	1,438	214.3
Legal and professional expenses	6,760	3,133	3,627	115.8
FDIC assessments	2,859	1,632	1,227	75.2
Excise taxes	2,204	1,589	615	38.7
Director and staff expenses	1,711	1,205	506	42.0
Marketing	351	451	(100)	(22.2)
Other	4,652	3,921	731	18.6
Noninterest expense, excluding BaaS loan and BaaS fraud expense	83,909	58,782	25,127	42.7
BaaS loan expense	53,294	2,976	50,318	1,690.8
BaaS fraud expense	29,571	1,505	28,066	1,864.9
BaaS loan and fraud expense	82,865	4,481	78,384	1,749.3
Total noninterest expense	$166,774	$63,263	$103,511	163.6%
Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense excluding BaaS loan expense and include payroll expense, incentive compensation costs, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $52.2 million for the year ended December 31, 2022, an increase of $15.1 million, or 40.8%, compared to $37.1 million for the year ended December 31, 2021. The increase was primarily due to hiring staff for our CCBX segment and additional staff for our ongoing community bank related growth initiatives. As our CCBX segment grows, we expect to continue to add employees to support this line of business. As of December 31, 2022, we had 448 full-time equivalent employees, compared to 377 at December 31, 2021.
Occupancy Expenses. Occupancy expenses were $4.5 million for the year ended December 31, 2022, compared to $4.1 million for the year ended December 31, 2021, an increase of $420,000, or 10.2%. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $1.8 million and $1.6 million for years ended December 31, 2022 and 2021, respectively. The increase of $420,000 in occupancy expenses for 2022 compared to 2021, was primarily the result of $222,000 increase in depreciation expense, resulting from increased costs associated with the increase in FTE and growth in CCBX and $138,000 increase in maintenance and repairs expense. Occupancy expenses rent, utilities, janitorial and other maintenance expenses, property insurances and taxes. Also included is depreciation on building, leasehold, furniture, fixtures and equipment. Although our hybrid and remote workforce has increased, which helps keep some occupancy expenses down, we do expect occupancy expenses to increase as we continue to grow.
Legal and Professional Expenses. Legal and professional expenses include legal, audit and accounting expenses, consulting fees, fees for recruiting and hiring employees, and IT related security expenses. These expenses fluctuate with the development of contracts for CCBX customers, audit and accounting needs, and are impacted by our reporting cycle and timing of legal and professional services. Legal and professional expenses were $6.8 million for the year ended December 31, 2022 compared to $3.1 million for the year ended December 31, 2021, an increase of $3.6 million, or 115.8%. The increase in legal and professional expenses were primarily focused on building infrastructure for future growth.
Data Processing and Software Licenses. Data processing and software licenses includes expenses related to obtaining and maintaining software required for our various functions. Data processing costs include all of our customer transaction processing and data storage, computer processing, and network costs. Data processing costs grow as we grow and add new products, customers and branches. Additionally, CCBX data processing expenses and software that aids in the reporting of CCBX activities and monitoring of transactions that helps to automate and create other efficiencies in reporting have resulted in increased expenses in the category. These expenses are expected to increase as we invest more in automated processing and as we grow product lines and our CCBX segment. Data processing costs were $6.5 million for the year ended December 31, 2022, compared to $5.0 million for the year ended December 31, 2021, an increase of $1.5 million, or 31.0%.
FDIC Assessments. FDIC assessments are assessed to fund the Deposit Insurance Fund (“DIF”) to insure and protect the depositors of insured banks and to resolve failed banks. The assessment rate is based on a number of factors and recalculated each quarter. As deposits increase, the FDIC assessment expense will generally increase. FDIC assessments were $2.8 million for the year ended December 31, 2022, compared to $1.6 million for the year ended December 31, 2021, an increase of $1.2 million, or 75.2%. Deposit growth in the community bank and CCBX contributed to this increase. On October 18, 2022 the FDIC finalized an increase of 2 basis points in the initial base deposit insurance assessment rates schedules. The rise is intended to increase the reserve ratio of the Deposit Insurance Fund, which was at 1.26% as of September 30, 2022, to 1.35%, the statutory requirement. The increase in the base rates will remain in place until the reserve ratio reaches or exceeds 2.0%. The increase will take effect in the first quarterly assessment period of 2023 and will increase the FDIC assessment expense for the Bank.
Excise Taxes. Excise taxes are assessed on Washington state income and are based on gross income. Gross income is reduced by certain allowed deductions and income attributed to other states is also removed to arrive at the taxable base. Excise taxes were $2.2 million for the year ended December 31, 2022, compared to $1.6 million for the year ended December 31, 2021, an increase of $615,000, or 38.7%. Excise taxes increased as a result of increased income subject to excise taxes. Partially offsetting that increase is a credit we received in 2022 against excise taxes owed in the amount of $109,000 as a result of our participation in the Washington State Main Street Program, which reduced our calculated 2022 expense. Excise taxes are based on gross income of $316.9 million and $111.2 million for the years ended December 31, 2022 and 2021, respectively. Gross income is reduced by certain allowed deductions to arrive at the taxable base; however, as gross income increases, so does the excise tax expense.
Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses. Director and staff expenses were $1.7 million for the year ended December 31, 2022 compared to $1.2 million for the year ended December 31, 2021, an increase of $506,000, or 42.0%. In 2022 we saw an increase in employee travel and training return to a more typical level after a year of reduced activity in 2021 as a result of restrictions related to the COVID-19 pandemic.
Marketing and promotion. Marketing and promotion costs were $351,000 for the year ended December 31, 2022, compared to $451,000 for the year ended December 31, 2021, a decrease of $100,000, or 22.2%. Marketing and promotion costs decreased because we are using more cost-effective advertising options; however, we expect to see advertising expenses increase as we deploy more branding and targeted advertising for the community bank and CCBX.
Other. This category includes dues and memberships, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officer’s insurance, donations, provision for unfunded commitments, and miscellaneous other expenses. The provision for unfunded commitments has increased with the addition of CCBX loan partners. Other noninterest expense increased to $4.7 million for the year ended December 31, 2022, compared to $3.9 million for the year ended December 31, 2021, an increase of $731,000, or 18.6%. The increase was largely due to a $551,000 increase in dues and memberships and $91,000 increase in business development and overall increases resulting from growth for the year ended December 31, 2022, as compared to the same period last year.
BaaS loan and fraud expense. Our CCBX segment provides BaaS offerings that enable our broker dealer and digital financial service providers to offer their customers banking services. Included in BaaS loan and fraud expense is partner loan expense including overdraft balances and partner fraud expense. Partner loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. Partner fraud expense represents noncredit fraud losses on loans and deposits originated through partners. Fraud losses are recorded when incurred as losses in noninterest expense, and the reimbursement from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. For the year ended December 31, 2022, BaaS loan and fraud expense was $82.9 million, compared to $4.5 million for the year ended December 31, 2021 as a result of increased partner activity. For more information on the accounting for BaaS loan and fraud expenses see the section titled “CCBX – BaaS Reporting Information.”

The following table presents, for the periods indicated, the BaaS loan and fraud expenses:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2022	2021
BaaS loan expense	$53,294	$2,976	$50,318
BaaS fraud expense	29,571	1,505	28,066
Total BaaS loan and fraud expense	$82,865	$4,481	$78,384
Income Tax Expense
The amount of income tax expense we incur is impacted by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce our deferred tax assets to the amount expected to be realized. The Company is subject to various state taxes that are assessed as CCBX activities and employees expand into other states, which has increased the overall tax rate used in calculating the provision for income taxes in the current and future periods. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, implements a new 15% corporate alternative minimum tax for certain large corporations, a 1% excise tax on stock buybacks, and several tax incentives to promote clean energy and climate initiatives. These provisions are effective beginning January 1, 2023. Based on its current analysis of the provisions, we do not expect this legislation to have a material impact on our consolidated financial statements.
Year Ended December 31, 2022, Compared to Year Ended December 31, 2021. For the year ended December 31, 2022, income tax expense totaled $10.0 million, compared to $7.4 million for the year ended December 31, 2021. Our effective tax rates for the years ended December 31, 2022, and 2021, was 19.7% and 21.4%, respectively. The effective tax rate was lower for 2022 due to an update in the state apportionment of the revenues in the states in which we operate combined with tax benefits that resulted from stock based compensation activity.
Segment Information
For financial reporting purposes our Company has two reportable segments: The community bank and CCBX, which has been determined based upon the Company's relationship with the end customer. This determination also gave consideration to the structure and management of our various products. The community bank segment includes the operations of the Bank, and excludes the CCBX BaaS operations. The community bank segment derives its revenue primarily from interest on loans and investments as well as noninterest income typical for the banking industry. The CCBX segment includes BaaS operations. The CCBX segment derives its revenue from BaaS partnerships that allow our broker-dealer and digital financial partners to offer their customers banking services such as loans and deposits.
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
Community bank total assets as of December 31, 2022 decreased $184.6 million, or 8.1%, to $2.10 billion, compared to $2.28 billion as of December 31, 2021. Total community bank loans receivable increased $218.7 million, or 15.7%, to $1.61 billion as of December 31, 2022, compared to $1.40 billion as of December 31, 2021. The increase in loans receivable is the result of strong loans growth net of $107.1 million in PPP loan forgiveness and paydowns during the year ended December 31, 2022. Non-PPP community bank loan growth was $325.8 million, or 25.4%, as a result of increased loan activity. Total community bank deposits decreased $109.3 million, or 6.6%, to $1.54 billion, as of December 31, 2022, compared to $1.65 billion as of December 31, 2021. The decrease in deposits is largely due our decision to let some deposits runoff instead of retaining them based on price. The overall increase in deposits was achieved despite a decrease of $25.6 million in total deposits due to the sale of our Freeland branch, which were included in the total deposits as of December 31, 2021.
Net interest income for the community bank was $85.1 million for the year ended December 31, 2022, an increase of $12.1 million, or 16.5%, compared to $73.0 million for the year ended December 31, 2021. The increase in net interest income is largely due to loan growth and increased interest rates on new and variable rate loans. Provision for loan losses was $719,000 for the year ended December 31, 2022, compared to $1.3 million for the year ended December 31, 2021. The provision for loan losses was increased in 2021 as a result of economic uncertainties of the COVID-19 pandemic and loan growth, however losses have not realized as anticipated. Noninterest income for the community bank was $5.7 million, for the year ended December 31, 2022, a decrease of $5.1 million, or 47.2%, compared to $10.7 million for the year ended December 31, 2021 In 2021, there was a $1.5 million unrealized holding gain on an equity investment and $1.3 million gain on sale of a branch, compared to $153,000 unrealized loss on equity securities, no gain on sale of branch and $1.3 million less in loan referral fees in 2022. Noninterest expenses for the community bank increased $12.6 million, or 24.4%, to $64.1 million as of December 31, 2022, compared to $51.5 million as of December 31, 2021. The increase in noninterest expense is largely due to increased salaries and employee benefits as a result of growth, higher software licenses maintenance and subscription costs related to new reporting software that helps to automate and create efficiencies in reporting, and other expense increases related to growth.
CCBX total assets as of December 31, 2022 increased $693.6 million, or 196.5%, to $1.05 billion, compared to $353.0 million as of December 31, 2021. Total CCBX loans receivable increased $665.8 million, or 192.1%, to $1.01 billion as of December 31, 2022, compared to $346.7 million as of December 31, 2021. The increase in loans receivable is the result of growth in CCBX relationships. CCBX allowance for loan losses increased to $53.4 million as of December 31, 2022, compared to $8.3 million as of December 31, 2021 as a result of loan growth and portfolio mix. Total CCBX deposits increased $563.0 million, or 78.6%, to $1.28 billion, compared to $716.3 million as of December 31, 2021 as a result of growth in CCBX.
Included in noninterest expense for the community bank is administrative overhead of $27.2 million and $19.0 million for the year ended December 31, 2022 and December 31, 2021, respectively. Both the community bank and the CCBX segment benefit from this administrative overhead and services, which includes shared operational activities such as data management, compliance monitoring and other administration functions.
Net interest income for CCBX was $86.7 million for the year ended December 31, 2022, an increase of $80.3 million, or 1,247.7%, compared to $6.4 million for the year ended December 31, 2021. The increase in net interest income is due to loan growth from CCBX relationships. Provision for loan losses was $78.3 million for the year ended December 31, 2022, compared to $8.6 million for the year ended December 31, 2021, as a result of loan growth from CCBX partners. Noninterest income for CCBX was $119.0 million, for the year ended December 31, 2022, an increase of $101.6 million, or 583.9%, compared to $17.4 million for the year ended December 31, 2021, due to an increase of $6.2 million in BaaS fee program income, which was the result of increased activity with broker dealers and digital financial service providers, $67.3 million in BaaS fees – credit enhancements related to the allowance for loan losses and reserve for unfunded commitments, and $28.1 million in BaaS fees – fraud enhancements. Noninterest expenses for CCBX increased $90.9 million, or 776.2%, to $102.7 million as of December 31, 2022, compared to $11.7 million as of December 31, 2021. The increase in noninterest expense is largely due to an increase in BaaS loan expense, BaaS fraud expense and increased salaries and benefits, for the year ended December 31, 2022, compared to the year ended December 31, 2021. For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”.
The following tables present summary financial information for each segment for the periods indicated:

	December 31, 2022			December 31, 2021
(dollars in thousands)	Bank	CCBX	Total	Bank	CCBX	Total

Total assets	$2,097,885	$1,046,582	$3,144,467	$2,282,514	$353,003	$2,635,517
Total loans receivable	1,614,751	1,012,505	2,627,256	1,396,060	346,675	1,742,735
Allowance for loan losses	(20,636)	(53,393)	(74,029)	(20,299)	(8,333)	(28,632)
Total deposits	1,538,218	1,279,303	2,817,521	1,647,529	716,258	2,363,787

	Year Ended
	December 31, 2022			December 31, 2021
(dollars in thousands)	Bank	CCBX	Total	Bank	CCBX	Total

Net interest income	$85,075	$86,700	$171,775	$73,004	$6,433	$79,437
Provision for loan losses	$719	$78,345	79,064	$1,275	$8,640	9,915
Noninterest income	$5,652	$119,032	124,684	$10,713	$17,405	28,118
Noninterest expense	$64,114	$102,660	166,774	$51,547	$11,716	63,263

Financial Condition
Our total assets increased $509.0 million to $3.14 billion, or 19.3% at December 31, 2022, compared to $2.64 billion at December 31, 2021. This increase was largely the result of a $884.5 million increase in loans receivable, combined with a decrease of $489.2 million in interest earning deposits with other banks.
Loans Held For Sale
During the year ended December 31, 2022, $152.5 million in CCBX loans were transferred to loans held for sale, with $152.5 million in loans sold, at par, during the year ended December 31, 2022 and zero remaining in loans held for sale as of December 31, 2022.
Loan Portfolio
Our primary source of income is derived through interest earned on loans. A substantial portion of our loan portfolio consists of commercial real estate loans and commercial and industrial loans primarily in the Puget Sound region. Our consumer and other loans also represent a significant portion of our loan portfolio with the growth of our CCBX segment. Our loan portfolio represents the highest yielding component of our earning assets.
As of December 31, 2022, loans receivable totaled $2.63 billion, an increase of $884.5 million, or 50.8%, compared to December 31, 2021. Total loans receivable is net of $6.1 million in net deferred origination fees, $82,000 of which is attributed to PPP loans. The increase includes CCBX loan growth of $665.8 million, or 192.1%, and community bank loan growth of $215.9 million, or 15.4%, which includes a $107.1 million, or 95.8%, reduction in PPP loans due to forgiveness and principal paydowns. Additionally, unused loan commitments increased including unused commitments on capital call lines which increased $356.8 million to $772.7 million at December 31, 2022, compared to $416.0 million at December 31, 2021, which may translate into loan growth as the commitments are utilized.
Loans as a percentage of deposits were 93.2% as of December 31, 2022, compared to 73.7% as of December 31, 2021. We remain focused on serving our communities and markets by growing loans and funding those loans with customer deposits. The increase in the loan to deposit ratio was due to loan growth.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2022		2021
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial loans:
PPP loans	$4,699	0.2%	$111,813	6.4%
Capital call lines	146,029	5.5	202,882	11.5
All other commercial & industrial loans	161,900	6.1	104,365	6.0
Total commercial and industrial loans:	312,628	11.8	419,060	23.9
Real estate loans:
Construction, land and land development	214,055	8.1	183,594	10.5
Residential real estate	449,157	17.1	204,389	11.7
Commercial real estate	1,048,752	39.8	835,587	47.7
Consumer and other loans	608,771	23.2	108,871	6.2
Gross loans receivable	2,633,363	100.0%	1,751,501	100.0%
Net deferred origination fees - PPP loans	(82)		(3,633)
Net deferred origination fees - all other loans	(6,025)		(5,133)
Loans receivable	$2,627,256		$1,742,735
Loan Yield	8.12%		4.86%

The following tables detail the loans by segment which are included in the total loan portfolio table above:

Community Bank	As of
	December 31, 2022		December 31, 2021
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
PPP loans	$4,699	0.3%	$111,813	8.0%
All other commercial & industrial loans	146,982	9.1	104,365	7.4
Real estate loans:
Construction, land and land development loans	214,055	13.2	183,594	13.1
Residential real estate loans	204,581	12.6	167,502	11.9
Commercial real estate loans	1,048,752	64.7	835,587	59.5
Consumer and other loans:
Other consumer and other loans	1,725	0.1	2,034	0.1
Gross Community Bank loans receivable	1,620,794	100.0%	1,404,895	100.0%
Net deferred origination fees	(6,042)		(8,835)
Loans receivable	$1,614,752		$1,396,060
Loan Yield	5.32%		4.90%

CCBX	As of
	December 31, 2022		December 31, 2021
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Capital call lines	$146,029	14.4%	$202,882	58.6%
All other commercial & industrial loans	14,918	1.5	—	0.0
Real estate loans:
Residential real estate loans	244,576	24.2	36,887	10.6
Consumer and other loans:
Credit cards	279,644	27.6	11,429	3.3
Other consumer and other loans	327,402	32.3	95,408	27.5
Gross CCBX loans receivable	1,012,569	100.0%	346,606	100.0%
Net deferred origination (fees) costs	(65)		69
Loans receivable	$1,012,504		$346,675
Loan Yield (1)	13.85%		4.46%
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
Commercial and Industrial Loans. Commercial and industrial loans decreased $106.4 million, or 25.4%, to $312.6 million as of December 31, 2022, from $419.1 million as of December 31, 2021. The decrease in commercial and industrial loans receivable over December 31, 2021 was due to $107.1 million in forgiven and repaid PPP loans and a decrease of $56.9 million in capital call lines, partially offset by a $57.5 million increase in other commercial and industrial loans. Included in the commercial and industrial loan balance is $146.0 million and $202.9 million in capital call lines resulting from relationships with our CCBX partners as of December 31, 2022, and December 31, 2021, respectively. As of December 31, 2022, there were $14.9 million in CCBX other commercial loans, compared to zero at December 31, 2021.
Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory or equipment, and we generally obtain personal guarantees on these loans. Commercial and industrial loans includes $45.1 million and $20.2 million in loans to financial institutions as of December 31, 2022, and December 31, 2021, respectively.
Also included in commercial and industrial loans is $4.7 million and $111.8 million in PPP loans as of December 31, 2022, and December 31, 2021, respectively. As of December 31, 2022, $4.7 million in PPP loans remained with $82,000 in net deferred fees, which will be recognized in interest income in future periods. The impact of PPP loans on the Company’s financial statements has significantly decreased as nearly all of the PPP loans have been paid off and/or forgiven.
Construction, Land and Land Development Loans. Construction, land and land development loans increased $30.5 million, or 16.6%, to $214.1 million as of December 31, 2022, from $183.6 million as of December 31, 2021. The increase is attributed to growth in community bank primarily for commercial construction and some land and land development loans.
Unfunded loan commitments for construction, land and land development loans were $142.5 million at December 31, 2022, compared to $134.3 million at December 31, 2021. Although we have seen a strong commercial and residential real estate market in the Puget Sound region thus far in 2022, the economic environment is continuously changing and is impacted by increased inflation, higher interest rates, global unrest, the war in Ukraine, the political environment and trade issues that have resulted in some economic uncertainty and slowing in construction lending.
Construction, land and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing these loans are primarily located in the Puget Sound region and are comprised of both residential and commercial properties, including owner occupied properties and investor properties. As of December 31, 2022, construction, land and land development loans included $100.7 million in commercial construction loans, $44.6 million in undeveloped land loans, $32.9 million in residential construction loans and $35.9 million in other construction, land and land development loans, compared to $82.8 million in commercial construction loans, $37.8 million in undeveloped land loans, $28.9 million in residential construction loans and $34.1 million in other construction, land and land development loans as of December 31, 2021.
Residential Real Estate Loans. Our one-to-four family residential real estate loans increased $244.8 million, or 119.8%, to $449.2 million as of December 31, 2022, from $204.4 million as of December 31, 2021 largely due to an increase of $207.7 million in CCBX loans. CCBX home equity lines of credit are secured by residential real estate and are accessed by using a credit card.
We originate one-to-four family residential real estate adjustable-rate mortgage (“ARM”), loans for our portfolio and operate as a mortgage broker for mortgage lenders we have agreements with for customers who want a 15-year to 30-year, fixed-rate mortgage loan. As of December 31, 2022, the balance of our ARM portfolio loans was $28.0 million, compared to $22.2 million at December 31, 2021. Our ARM loans typically do not meet the guidelines for sale in the secondary market due to characteristics of the property, the loan terms or exceptions from agency underwriting guidelines, which enables us to earn a higher interest rate. We also purchase residential mortgages originated through other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio, meet certain regulatory requirements and increase our interest income. We last purchased residential mortgage loans in 2018. As of December 31, 2022, we held $9.4 million in purchased residential real estate mortgage loans, compared to $11.9 million at December 31, 2021. These purchased loans typically are variable rate and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards. We also make one-to-four family loans to investors to finance their rental properties and to business owners to secure their business loans. As of December 31, 2022, residential real estate loans made to investors and business owners totaled $140.7 million. As of December 31, 2021, residential real estate loans made to investors and business owners totaled $114.0 million.
As of December 31, 2022, there were $244.6 million in CCBX home equity loans included in residential real estate, compared to $36.9 million at December 31, 2021, as a result of increased activity. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card.
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
Commercial Real Estate Loans. Commercial real estate loans increased $213.2 million, or 25.5%, to $1.05 billion as of December 31, 2022, from $835.6 million as of December 31, 2021.
These increases, which occurred across the various segments of our portfolio, were due to our commitment to continue growing the portfolio in the Puget Sound region. We actively seek commercial real estate loans in our markets and our lenders are experienced in competing for these loans and managing these relationships.
We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10 to 25 year period with balloon payments due at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates. At December 31, 2022, approximately 30.5% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 39.8% of our loan portfolio at December 31, 2022 and are historically our largest source of revenue. As of December 31, 2022, we held $42.4 million in purchased commercial real estate loans, compared to $35.9 million at December 31, 2021. Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans, and remains diligent in communicating and proactively working with borrowers to help mitigate potential credit deterioration.
Consumer and Other Loans. Consumer and other loans increased $499.9 million, or 459.2%, to $608.8 million, from $108.9 million as of December 31, 2021, as a result of growth in CCBX loans originated through our partners.
CCBX consumer loans totaled $607.0 million as of December 31, 2022, compared to $106.8 million at December 31, 2021. CCBX consumer loans include installment loans, credit cards, lines of credit and other loans. Our community bank consumer and other loans totaled $1.7 million as of December 31, 2022, compared to $2.0 million at December 31, 2021 and are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans.
Contractual Maturity Ranges. The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2022
(dollars in thousands)	Due in One Year or Less	Due after One Year Through Five Years	Due after Five Years Through Fifteen Years	Due After Fifteen Years	Gross Loans
Commercial and industrial loans:
PPP loans	$—	$4,699	$—	$—	$4,699
All other commercial and industrial loans	180,872	53,895	73,162	—	307,929
Real estate loans:
Construction, land and land development loans	148,912	36,921	11,114	17,108	214,055
Residential real estate loans	24,700	276,526	106,163	41,768	449,157
Commercial real estate loans	71,517	221,532	618,269	137,434	1,048,752
Consumer and other loans	30,377	519,167	59,227	—	608,771
Total	$456,378	$1,112,740	$867,935	$196,310	$2,633,363

The following table sets forth all loans at December 31, 2022, that are due after December 31, 2023, and have either fixed interest rates or floating or adjustable interest rates:

(dollars in thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Commercial and industrial loans:
PPP loans	4,699	$—	$4,699
All other commercial and industrial loans	72,829	235,100	307,929
Real estate loans:
Construction, land and land development loans	69,209	144,846	214,055
Residential real estate loans	61,636	387,521	449,157
Commercial real estate loans	320,049	728,703	1,048,752
Consumer and other loans	324,991	283,780	608,771
Total	$853,413	$1,779,950	$2,633,363
Industry Exposure and Categories of Loans
We have a diversified loan portfolio, representing a wide variety of industries. Our major categories of loans are commercial real estate, consumer and other loans, residential real estate, commercial and industrial, and construction, land and land development loans. Together they represent $2.63 billion in outstanding loan balances. When combined with $2.20 billion in unused commitments the total of these categories is $4.83 billion. However, total exposure on CCBX loans is subject to portfolio and partner maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our exposure by industry for our commercial real estate portfolio as of December 31, 2022:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Apartments	$215,371	$5,912	$221,283	4.6%	$2,564	84
Hotel/Motel	160,938	4,101	165,039	3.4	5,961	27
Retail	82,257	4,116	86,373	1.8	904	91
Office	101,205	3,744	104,949	2.2	1,043	97
Mixed use	83,640	4,632	88,272	1.8	950	88
Convenience Store	91,075	3,586	94,661	2.0	1,822	50
Warehouse	77,716	1,862	79,578	1.6	1,439	54
Mini Storage	47,380	1,287	48,667	1.0	2,961	16
Strip Mall	45,873	—	45,873	0.9	5,734	8
Manufacturing	38,694	1,780	40,474	0.8	1,138	34
Groups < 0.70% of total	104,603	4,004	108,607	2.2	1,260	83
Total	$1,048,752	$35,024	$1,083,776	22.3%	$1,659	632

As illustrated in the table below, our CCBX partners originate a large number of mostly smaller dollar loans, resulting in an average consumer loan of just $1,400.
The following table summarizes our exposure by category for our consumer and other loan portfolio as of December 31, 2022:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX consumer loans
Installment loans	$320,017	$—	$320,017	6.6%	$1.5	211,547
Credit cards	279,644	791,758	1,071,402	22.1	1.5	189,642
Lines of credit	4,822	689	5,511	0.1	0.3	14,349
Other loans	2,563	—	2,563	0.1	0.1	17,987
Community bank consumer loans
Lines of credit	162	1,116	1,278	0.0	3.4	47
Installment loans	1,351	—	1,351	0.1	42.2	32
Other loans	212	—	212	0.0	0.6	332
Total	$608,771	$793,563	$1,402,334	29.0%	$1.4	433,936
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our exposure by category for our residential real estate portfolio as of December 31, 2022:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX residential real estate loans
Home equity line of credit	$244,576	$329,193	$573,769	11.9%	$28	8,607
Community bank residential real estate loans
Closed end, secured by first liens	178,901	4,625	183,526	3.8	604	296
Home equity line of credit	15,853	39,005	54,858	1.1	79	200
Closed end, second liens	9,827	1,912	11,739	0.2	351	28
Total	$449,157	$374,735	$823,892	17.0%	$49	9,131
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.

The following table summarizes our concentration by industry for our commercial and industrial loan portfolio as of December 31, 2022:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Capital Call Lines (1)	$146,029	$772,732	$918,761	19.0%	$859	170
Construction/Contractor Services	20,714	32,137	52,851	1.1	116	179
Financial Institutions	45,149	—	45,149	0.9	4,104	11
Manufacturing	13,341	4,793	18,134	0.4	226	59
Medical / Dental / Other Care	21,790	2,464	24,254	0.5	726	30
Retail	15,991	6,245	22,236	0.5	26	623
Groups < 0.30% of total	49,614	35,929	85,543	1.8	168	296
Total	$312,628	$854,300	$1,166,928	24.2%	$229	1,368
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table details our concentration by category for our construction, land and land development loan portfolio as of December 31, 2022:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Commercial construction	$100,714	$100,647	$201,361	4.2%	$4,196	24
Residential construction	32,879	26,708	59,587	1.2	865	38
Undeveloped land loans	44,578	7,653	52,231	1.1	2,972	15
Developed land loans	20,167	4,315	24,482	0.5	672	30
Land development	15,717	3,219	18,936	0.4	827	19
Total	$214,055	$142,542	$356,597	7.4%	$1,699	126

Nonperforming Assets
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by applicable regulations. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. Installment (closed end) consumer loans and revolving (open-ended loans, such as credit cards) originated through CCBX partners continue to accrue interest until they are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards). These consumer loans are reported out as substandard loans, 90+ days past due and still accruing. As a result of the type of loans (primarily consumer loans) originated through our CCBX partners, we anticipate that balances 90 days past due or more and still accruing will increase as those loans grow. When loans are placed on nonaccrual status, all unpaid accrued interest is reversed from income and all interest accruals are stopped. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal balance. Loans are returned to accrual status if we believe that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on nonaccrual status. We define nonperforming loans as loans on nonaccrual status and accruing loans 90 days or more past due. Nonperforming assets also include other real estate owned and repossessed assets.
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

We had $33.2 million in nonperforming assets as of December 31, 2022, compared to $1.7 million as of December 31, 2021. This includes $26.1 million in CCBX loans more than 90 days past due and still accruing interest as of December 31, 2022, compared to $1.5 million at December 31, 2021. All of our nonperforming assets were nonperforming loans as of December 31, 2022 and December 31, 2021. Our nonperforming loans to loans receivable ratio was 1.26% at December 31, 2022, compared to 0.10% at December 31, 2021. The increase in nonperforming assets was due to a $24.6 million increase in CCBX partner loans that are 90 days or more past due and still accruing interest. Community bank nonaccrual loans increased $6.9 million during the year ended December 31, 2022 primarily due to the addition of one new nonaccrual loan partially offset by other nonaccrual principal reductions/charge-offs. The $6.9 million nonaccrual balance in commercial real estate loans shown below consists of one loan, is well secured with an original loan to value ratio of 62%, and an updated loan to value ratio of 75% as of January 2023. Management anticipates this loan being resolved in the first half of 2023.
Our community bank credit quality remains strong, as demonstrated by the low level of community bank charge-offs and nonperforming loan balance for the year ended December 31, 2022. CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for loan losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by absorbing incurred losses. Consumer loans originated through CCBX partners are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards).

The following table presents information regarding nonperforming assets at the dates indicated:

(dollars in thousands)	As of December 31, 2022	As of December 31, 2021
Nonaccrual loans:
Commercial and industrial loans	$113	$166
Real estate loans:
Construction, land and land development	66	—
Residential real estate	—	55
Commercial real estate	6,901	—
Total nonaccrual loans	7,080	221
Accruing loans past due 90 days or more:
Commercial & industrial loans	404	—
Real estate loans:
Residential real estate loans	876	39
Consumer and other loans:
Credit cards	10,570	155
Other consumer and other loans	14,245	1,312
Total accruing loans past due 90 days or more	26,095	1,506
Total nonperforming loans	33,175	1,727
Real estate owned	—	—
Repossessed assets	—	—
Troubled debt restructurings, accruing	—	—
Total nonperforming assets	$33,175	$1,727
Total nonaccrual loans to loans receivable	0.27%	0.01%
Total nonperforming loans to loans receivable	1.26%	0.10%
Total nonperforming assets to total assets	1.06%	0.07%
The following tables detail the community bank and CCBX nonperforming assets which are included in the total nonperforming assets table above.

Community Bank	As of
(dollars in thousands; unaudited)	December 31, 2022	December 31, 2021
Nonaccrual loans:
Commercial and industrial loans	$113	$166
Real estate:
Construction, land and land development	66	—
Residential real estate	—	55
Commercial real estate	6,901	—
Total nonaccrual loans	7,080	221

Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	—	—
Total nonperforming loans	7,080	221
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$7,080	$221

CCBX	As of
(dollars in thousands; unaudited)	December 31, 2022	December 31, 2021
Nonaccrual loans	$—	$—
Accruing loans past due 90 days or more:
Commercial & industrial loans	404	—
Real estate loans:
Residential real estate loans	876	39
Consumer and other loans:
Credit cards	10,570	155
Other consumer and other loans	14,245	1,312
Total accruing loans past due 90 days or more	26,095	1,506
Total nonperforming loans	26,095	1,506
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$26,095	$1,506
Potential Problem Loans
From a credit risk standpoint, we classify most categories of our loans in one of five categories: pass, other loans especially mentioned, substandard, doubtful or loss. Within the pass category, we classify loans into one of the following five subcategories based on perceived credit risk, including repayment capacity and collateral security: minimal risk, low risk, modest risk, average risk and acceptable risk. For consumer loans we follow the uniform retail credit classification approach, where we classify loans into three categories: pass, substandard (over 90 days and still accruing) and loss (installment/closed-end, and revolving/open-end consumer loans originated through CCBX lending partners more than 120 and 180 days past due, respectively). The classifications of loans reflect a judgment about the risks of default and loss given default. We review the risk ratings of our credits on an annual basis, or more frequently if circumstances warrant. Risk ratings are adjusted to reflect the degree of risk and loss that is believed to be inherent in each credit as of each monthly reporting period. Our methodology is structured so that specific reserve allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).
•Credits rated as other loans especially mentioned show clear signs of financial weaknesses or deterioration in creditworthiness; however, such concerns are not so pronounced that we generally expect to experience significant loss within the short-term. Such credits typically maintain the ability to perform within standard credit terms and credit exposure is not as prominent as credits with a lower rating.
•Credits rated as substandard are those in which the normal repayment of principal and interest may be, or has been, jeopardized by reason of adverse trends or developments of a financial, managerial, economic or political nature, or important weaknesses in the collateral for the loan. A protracted workout on these credits is a distinct possibility. Prompt corrective action is therefore required to reduce exposure and to assure that adequate remedial measures are taken by the borrower. Credit exposure becomes more likely in such credits and a serious evaluation of the secondary support to the credit is performed.
•Credits rated as doubtful have weaknesses of substandard assets that are sufficient to make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values.
•Credits rated as loss are charged-off. We have no expectation of the recovery of any payments in respect of credits rated as loss.
•CCBX credits are rated following the uniform retail credit classification approach, where we classify loans into three categories: pass, substandard (over 90 days and still accruing) and loss (installment/closed-end, and revolving/open-end consumer loans originated through CCBX lending partners more than 120 and 180 days past due, respectively). Installment/closed-end, and revolving/open-end consumer loans originated through CCBX lending partners will continue to accrue interest until 120 and 180 days past due, respectively and an allowance is recorded through provision expense for these probable incurred losses. For installment/closed-end and revolving/open-end consumer loans originated through CCBX lending partners with balances outstanding beyond 120 days and 180 days, respectively, principal and capitalized interest outstanding is charged off against the allowance and accrued interest outstanding is reversed against interest income.
The following table summarizes the internal ratings of our loans as of the dates indicated:

	As of December 31, 2022
	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
Commercial and industrial loans	$304,840	$7,219	$569	$-	$312,628
Real estate loans:
Construction, land, and land development	206,304	7,685	66	-	214,055
Residential real estate	448,185	96	876	-	449,157
Commercial real estate	1,030,650	11,201	6,901	-	1,048,752
Consumer and other loans	583,956	-	24,815	-	608,771
	$2,573,935	$26,201	$33,227	$-	2,633,363
Less net deferred origination fees					(6,107)
Loans receivable					$2,627,256

	As of December 31, 2021
	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
Commercial and industrial loans	$416,642	$2,180	$238	$-	$419,060
Real estate loans:
Construction, land, and land development loans	183,594	-	-	-	183,594
Residential real estate loans	204,173	122	94	-	204,389
Commercial real estate loans	824,676	10,911	-	-	835,587
Consumer and other loans	107,404	-	1,467	-	108,871
	$1,736,489	$13,213	$1,799	$-	1,751,501
Less net deferred origination fees					(8,766)
Loans receivable					$1,742,735
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
•for consumer and other loans, the borrower’s ability to repay the loan, including a consideration of delinquency status, consumer credit scores, debt-to-income ratio and employment and income stability, and loan-to-value ratios, as applicable.
As of December 31, 2022, the allowance for loan losses totaled $74.0 million, or 2.82% of total loans. As of December 31, 2021, the allowance for loan losses totaled $28.6 million, or 1.64% of total loans. The increase in the Company’s allowance for loan losses for the year ended December 31, 2022 compared to December 31, 2021, is largely related to the provision for CCBX partner loans. During the year ended December 31, 2022, a $78.3 million provision for loan losses was recorded for CCBX partner loans based on management’s analysis. The factors used in management’s analysis for community bank loan losses indicated that a provision for loan losses of $719,000 was needed for the year ended December 31, 2022. The economic environment is continuously changing with increased inflation, higher interest rates, global unrest, the war in Ukraine, the political environment and trade issues that have resulted in some economic uncertainty. As described above, CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for loan losses.
Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by absorbing incurred losses. In accordance with accounting guidance, we estimate and record a provision for probable losses for these CCBX loans and negative deposit accounts. When the provision for loan losses and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner's legal commitment to cover losses. The credit enhancement asset is relieved as credit enhancement recoveries are received from the CCBX partner. CCBX partners also pledge a cash reserve account at the Bank which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit losses by absorbing incurred credit losses, if our partner is unable to fulfill its contracted obligations to replenish its cash reserve account then the Bank would be exposed to additional loan and deposit losses, as a result of this counterparty risk. If a CCBX partner does not replenish their cash reserve account then the Bank can declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. The Bank would write-off any remaining receivable from the CCBX partner but would retain the full yield on the loan going forward, and BaaS loan expense would decrease once default occurred and payments to the CCBX partner were stopped. The Company adopted the CECL accounting standard effective January 1, 2023 and accounted for the allowance for credit losses under the incurred loss model at December 31, 2022 and for prior periods.

The following table presents the loans receivable and allowance for loan losses by segment for the period indicated:

	As of December 31, 2022			As of December 31, 2021
(dollars in thousands)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Loans receivable	$1,614,751	$1,012,505	$2,627,256	$1,396,060	$346,675	$1,742,735
Allowance for loan losses	(20,636)	(53,393)	(74,029)	(20,299)	(8,333)	(28,632)
Allowance for loan losses to total loans receivable	1.28%	5.27%	2.82%	1.45%	2.40%	1.64%
The following tables present, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of or for the Year Ended December 31,
(dollars in thousands)	2022	2021
Allowance at beginning of period	$28,632	$19,262
Provision for loan losses	79,064	9,915
Charge-offs:
Commercial and industrial loans	555	222
Residential real estate	452	79
Consumer and other	32,742	339
Total charge-offs	33,749	640
Recoveries:
Commercial and industrial loans	40	67
Consumer and other	42	28
Total recoveries	82	95
Net charge-offs	33,667	545
Allowance at end of period	$74,029	$28,632
Allowance for loan losses to nonaccrual loans	1045.61%	12955.66%
Allowance to nonperforming loans	223.15%	1657.90%
Allowance to loans receivable	2.82%	1.64%
Net charge-offs to average loans	1.49%	0.03%
The allowance for loan losses to nonaccrual loans ratio decreased as of December 31, 2022, compared to December 31, 2021 as a result of an increase of $6.9 million in nonaccrual community bank loans, combined with an increase of $45.4 million in the allowance for loan losses. The decrease in the allowance to nonperforming loans ratio is due to an increase in CCBX loans 90+ days past due and accruing as a result of growth in the CCBX loan portfolio. The increase in the allowance for loan losses for the year ended December 31, 2022 compared to the year ended December 31, 2021, is largely related to the increase in the allowance for loans originated through our CCBX partners. CCBX partner agreements provide for, and the Company has collected in full, credit enhancements that cover the $33.3 million in net-charge-offs on CCBX loans for the year ended December 31, 2022. At December 31, 2022, the allowance for loan losses for CCBX partner loans totaled $53.4 million, compared to $8.3 million at December 31, 2021.

The following table presents, as of and for the periods indicated, net charge-off information by segment:

	Year Ended
	December 31, 2022			December 31, 2021
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$428	$33,321	$33,749	$255	$385	$640
Gross recoveries	(46)	(36)	(82)	(83)	(12)	(95)
Net charge-offs	$382	$33,285	$33,667	$172	$373	$545
Net charge-offs to average loans	0.03%	4.48%	1.49%	0.01%	0.25%	0.03%
Although we believe that we have established our allowance for loan losses in accordance with GAAP and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio. We have not seen an increase in community bank loan losses due to COVID-19 as originally anticipated, as evidenced by the low level of charge-offs and nonperforming loans, however, the economic environment is continuously changing with increased inflation, higher interest rates, global unrest, the war in Ukraine, the political environment and trade issues that have resulted in some economic uncertainty. If economic conditions worsen then the U.S., Washington state and Puget Sound region may experience a more severe economic downturn, and our asset quality could deteriorate, which may require material additional provisions for loan losses.
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

	At December 31,
	2022		2021
(dollars in thousands)	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans
Commercial and industrial loans	$4,831	11.8%	$3,221	23.9%
Real estate loans:
Construction, land and land development loans	7,425	8.1	6,984	10.5
Residential real estate loans	4,142	17.1	4,598	11.7
Commercial real estate loans	5,470	39.8	6,590	47.7
Consumer and other loans	50,996	23.2	7,092	6.2
Total allocated	72,864		28,485

Unallocated	1,165		147
Total allowance for loan losses	$74,029		$28,632
Securities
We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits or other business purposes. At December 31, 2022, 98.7% of our investment portfolio consisted primarily of U.S. Treasury securities. The remainder of our securities portfolio was invested in municipal bonds, U.S. Agency collateralized mortgage obligations and U.S. Agency residential mortgage-backed securities. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At December 31, 2022, our loan-to-deposit ratio was 93.2% due to our significant growth in both loans and deposits. Our securities portfolio represented less than 5% of assets. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we anticipate investing excess funds to provide a higher return.

As of December 31, 2022, the amortized cost of our investment securities totaled $101.3 million, an increase of $64.7 million, or 176.7%, compared to $36.6 million as of December 31, 2021. The increase in the securities portfolio was due to the purchase of five Treasury securities for $135.0 million during the year ended December 31, 2022, to invest excess funds, replace maturing securities and pledge to secure public deposits and for other purposes as required or permitted by law, partially offset by $70.0 million in U.S. Treasury maturities and other principal paydowns.
Our investment portfolio consists of securities classified as available for sale and, to a lesser amount, held to maturity. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. As of December 31, 2022, our available for sale portfolio has an unrealized loss of $3.0 million, compared to an unrealized loss of $38,000 as of December 31, 2021.
The following table summarizes the amortized cost and estimated fair value of certain of our investment securities as of the dates shown:

	As of December 31,
	2022		2021
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$99,967	$97,015	$34,999	$34,998
U.S. Agency collateralized mortgage obligations	54	51	68	70
U.S. Agency residential mortgage-backed securities	1	1	3	3
Municipal bonds	250	250	252	256
Total available-for-sale securities	100,272	97,317	35,322	35,327
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	1,036	916	1,296	1,348
Total held-to-maturity securities	1,036	916	1,296	1,348
Total investment securities	$101,308	$98,233	$36,618	$36,675
All of our U.S. Agency residential mortgage-backed securities and U.S. Agency collateralized mortgage obligations are U.S. Government agency securities. As of December 31, 2022, we did not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, or second lien elements in our investment portfolio.
Our management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.
As of December 31, 2022 and 2021, we did not own securities of any one issuer, other than the U.S. Government and its agencies, for which aggregate adjusted cost exceeded 10.0% of consolidated shareholders’ equity.
Restricted equity securities totaled $7.5 million as of December 31, 2022 and $6.0 million as of December 31, 2021 The increase was attributable to net additions of Federal Reserve and FHLB stock. Federal Reserve and FHLB stock are carried at par and do not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.
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
As of December 31, 2022 and December 31, 2021 the Company held a $2.2 million equity interest in a specialized bank technology company which consists of 1.6 million shares of common stock and 873,853 preferred shares. During the year ended December 31, 2021, the Company reassessed the value and recognized a $1.5 million unrealized holding gain as a result of an observable price change. During the year ended 2022, the Company reviewed the carrying value of $2.2 million and determined it was still the appropriate carrying value.
During the year ended December 31, 2022, the Company re-evaluated the value on a $500,000 equity investment in a technology company and recorded an impairment of $100,000. This equity investment consists of 9,000 shares of stock and is carried at cost less impairment, which approximates its fair value.
Additionally, the Company contributed $350,000 in a technology company during the year ended December 31, 2022. There was no equity ownership in this company as of December 31, 2021.
The Company invests in investment funds that are designed to help accelerate technology adoption at banks and has invested in three separate funds. These funds are carried at fair value as reported by the funds During the year ended December 31, 2022, the Company contributed $349,000 with investment funds designed to help accelerate technology adoption at banks, and recognized losses of $53,000, resulting in an equity interest of $456,000 at December 31, 2022. The Company has committed up to $988,000 in capital for these investment funds, however, the Company is not obligated to fund these commitments prior to a capital call.
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

	As of December 31, 2022
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available-for-sale:
U.S. Treasury securities	$-	0.000%	$97,015	2.153%	$-	0.000%	$-	0.000%	$97,015	2.153%
U.S. Agency collateralized mortgage obligations	-	0.000%	-	0.000%	-	0.000%	51	3.190%	51	3.190%
U.S. Agency residential mortgage-backed securities	1	2.751%	—	0.000%	-	0.000%	-	0.000%	1	2.751%
Municipals	250	3.750%	—	0.000%	-	0.000%	-	0.000%	250	3.750%
Total available-for-sale	251	3.746%	97,015	2.153%	-	0.000%	51	3.190%	97,317	2.157%

Securities held to maturity:
U.S. Agency residential mortgage-backed securities	-	0.000%	-	0.000%	-	0.000%	916	2.657%	916	2.657%
Total held to maturity	-	0.000%	-	0.000%	-	0.000%	916	2.657%	916	2.657%

Total	$251	3.746%	$97,015	2.153%	$-	0.000%	$967	2.527%	$98,233	2.162%

Deposits
We offer a variety of deposit products that have a wide range of interest rates and terms, including demand, money market, savings, and time accounts as well as reciprocal deposits. Reciprocal deposits enable us to provide an FDIC insured deposit option to customers that have balances in excess of the FDIC insurance limit. This service trades our customers’ funds as certificates of deposit or interest bearing demand deposits in increments under the FDIC insured amount to other participating financial institutions and in exchange we receive time deposit or interest bearing demand investments from participating financial institutions in a reciprocal agreement. We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels (internet and mobile), and personalized service to attract new deposits and retain existing deposits. Additionally, we offer deposit products through our CCBX segment. CCBX deposits are generally classified as interest bearing negotiable order of withdrawal (“NOW”) and money market accounts, and a portion of such CCBX deposits may be classified as brokered deposits as a result of the relationship agreement. CCBX deposit products allow us to offer a broader range of partner specific products, which include products designed to reach specific under-served or under-banked populations served by our CCBX partners.
Total deposits as of December 31, 2022 were $2.82 billion, an increase of $453.7 million, or 19.2%, compared to $2.36 billion as of December 31, 2021. The increase in deposits was largely in core deposits, which increased $437.0 million to $2.69 billion from $2.25 billion at December 31, 2021. We define core deposits as all deposits except time deposits and brokered deposits. The $437.0 million increase in core deposits is also largely from growth in the CCBX segment, which accounted for $532.3 million of the increase, partially offset by a decrease of $95.3 million in community bank deposits. Additionally, as of December 31, 2022 we have access to $225.0 million in CCBX customer deposits that are currently being transferred from the Bank’s balance sheet to other financial institutions on a daily basis. Depending on the circumstances of how the Bank would retain these deposits and its relationship with the customer, these retained deposits could be classified as brokered deposits.
Included in total deposits is $1.28 billion in CCBX deposits, an increase of $563.0 million, or 78.6%, compared to $716.3 million as of December 31, 2021. CCBX customer deposit relationships include deposits with CCBX end customers, operating and non-operating deposit accounts. The deposits from our CCBX segment are generally classified as interest bearing NOW and money market accounts, and a portion of such CCBX deposits may be classified as brokered deposits as a result of the relationship agreement. During the first and second quarter of 2022, the majority of CCBX deposits were reclassified from noninterest bearing to interest bearing. This is because the current rate exceeds the minimum interest rate set in their respective program agreements, as a result of the increases in interest rates by the FOMC.
Total noninterest bearing deposits as of December 31, 2022 were $775.0 million, a decrease of $580.9 million, or 42.8%, compared to $1.36 billion as of December 31, 2021. The $580.9 million decrease is primarily the result of reclassifying CCBX noninterest bearing deposits to interest bearing as a result of the increase in interest rates by the FOMC, partially offset by growth in CCBX noninterest deposits and growth in community bank noninterest deposits. Noninterest bearing deposits represent 27.5% and 57.4% of total deposits for December 31, 2022 and December 31, 2021, respectively.
Total interest bearing account balances, excluding time deposits, as of December 31, 2022 were $2.01 billion, an increase of $1.05 billion, or 108.7%, compared to $964.4 million as of December 31, 2021. The $1.05 billion increase is the result of reclassifying CCBX noninterest bearing deposits to interest bearing as a result of the increases in interest rates by the FOMC, combined with CCBX growth in interest bearing deposits partially offset by community bank decrease in interest bearing deposits of $70.2 million. Included in interest bearing account balances is $101.5 million in BaaS-brokered deposits, an increase of $30.8 million from December 31, 2021. Also included in interest bearing deposits is $12.5 million in reciprocal deposits.
Total time deposit balances as of December 31, 2022 were $29.4 million, a decrease of $14.0 million, or 32.2%, from $43.5 million as of December 31, 2021. The decrease is due to the strong increase in core deposits, and our focus on core deposits and letting higher rate deposits run off as they mature. We have seen competitors increase rates on time deposits, and we have not globally matched their rates in response as we focus on growing and retaining less costly core deposits.

The following table sets forth deposit balances at the dates indicated.

	As of December 31,
	2022		2021
(dollars in thousands)	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
Demand, noninterest bearing	$775,012	27.5%	$1,355,908	57.4%
NOW and money market	1,804,399	64.0	789,709	33.4
Savings	107,117	3.8	103,956	4.4
Total core deposits	2,686,528	95.3	2,249,573	95.2
BaaS-brokered deposits	101,546	3.6	70,757	3.0
Time deposits less than $100,000	12,596	0.5	14,961	0.6
Time deposits $100,000 and over	16,851	0.6	28,496	1.2
Total	$2,817,521	100.0%	$2,363,787	100.0%
Cost of deposits	1.56%		0.09%
The following table presents the community bank deposits which are included in the total deposit portfolio table above:

Community Bank	As of
	December 31, 2022		December 31, 2021
(dollars in thousands)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$694,179	45.2%	$719,233	43.7%
NOW and money market	709,490	46.1	780,884	47.4
Savings	105,101	6.8	103,954	6.3
Total core deposits	1,508,770	98.1	1,604,071	97.4
Brokered deposits	1	0.0	1	0.0
Time deposits less than $100,000	12,596	0.8	14,961	0.9
Time deposits $100,000 and over	16,851	1.1	28,496	1.7
Total Community Bank deposits	$1,538,218	100.0%	$1,647,529	100.0%
Cost of deposits	0.37%		0.12%
The following table presents the CCBX deposits which are included in the total deposit portfolio table above:

CCBX	As of
	December 31, 2022		December 31, 2021
(dollars in thousands)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$80,833	6.3%	$636,675	88.9%
NOW and money market	1,094,909	85.6	8,825	1.2
Savings	2,016	0.2	2	0.0
Total core deposits	1,177,758	92.1	645,502	90.1
BaaS-brokered deposits	101,545	7.9	70,756	9.9
Total CCBX deposits	$1,279,303	100.0%	$716,258	100.0%
Cost of deposits	3.13%		0.02%

The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

	As of December 31,
(dollars in thousands)	2022	2021
Maturity Period:
Three months or less	$4,067	$8,106
Over three through six months	2,957	6,520
Over six through twelve months	5,892	8,925
Over twelve months	3,935	4,945
Total	$16,851	$28,496
Weighted average maturity (in years)	0.76	0.73
Average deposits for the year ended December 31, 2022, were $2.67 billion, an increase of $766.1 million, or 40.3%, compared $1.90 billion for the year ended December 31, 2021. The increase in average deposits was primarily due to an increase in core deposits, both in noninterest bearing deposits and in interest bearing deposits. Included in this increase is growth in CCBX deposits. We expect deposits to increase with continued growth in CCBX as well as in the community bank through our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by branch managers, treasury service personnel and lenders.
The average rate paid on total interest-bearing deposits was 0.71% for the year ended December 31, 2022, compared to 0.12% for the year ended December 31, 2021. The average rate paid on total interest-bearing deposits was 1.10% for the year ended December 31, 2022, compared to 0.26% for the year ended December 31, 2021. The average rate paid on BaaS-brokered deposits increased 1.11% for the year ended December 31, 2022, compared to December 31, 2021, and NOW and money market accounts increased 0.93%, for the year ended December 31, 2022. The increase in average rate paid on deposit accounts for the year ended December 31, 2022, is the result of the increased Fed funds rates throughout 2022. Any further changes to the Fed funds rate and rate pressure from market competition is expected to continue to impact future cost of deposits and our pricing strategies.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Year Ended December 31,
	2022		2021
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand, noninterest bearing	$942,087	0.00%	$989,945	0.00%
NOW and money market	1,509,492	1.17	740,045	0.24
Savings	106,061	0.05	93,409	0.03
BaaS-brokered deposits	71,532	1.46	26,020	0.35
Time deposits less than $100,000	13,980	0.28	16,838	1.06
Time deposits $100,000 and over	22,955	0.85	33,794	0.71
Total deposits	$2,666,107	0.71%	$1,900,051	0.12%
The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2022 and 2021, was 35.3% and 52.1%, respectively.
Factors affecting the cost of funding interest-bearing assets include the volume of noninterest- and interest-bearing deposits, changes in market interest rates and economic conditions in the Puget Sound region and their impact on interest paid on deposits, competition from other financial institutions, as well as the ongoing execution of our growth strategies. Cost of total interest-bearing liabilities is calculated as total interest expense divided by average total interest-bearing deposits plus average total borrowings. Our cost of total interest-bearing liabilities was 1.16% and 0.36% for the years ended December 31, 2022 and 2021, respectively. The increase in our cost of deposits in 2022 was primarily due to rate increases from the Federal Reserve. We actively manage our interest rates on deposits, however, rate changes from the Federal Reserve and competition can and do impact our deposit costs.

Uninsured Deposits
The FDIC insures our deposits up to $250,000 per depositor, per insured bank for each account ownership category. Deposits that exceed insurance limits are uninsured. At December 31, 2022, deposits totaled $2.82 billion, of which total estimated uninsured deposits were $835.8 million. At December 31, 2021, deposits totaled $2.36 billion, of which total estimated uninsured deposits were $823.5 million.
The table below shows the estimated uninsured time deposits, by account, for the maturity periods indicated:

(dollars in thousands)	As of December 31, 2022
Maturity Period:
Three months or less	$744
Over three through six months	30
Over six through twelve months	947
Over twelve months	284
Total	$2,005
Borrowings
We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of December 31, 2022, and December 31, 2021, total borrowing capacity of $26.7 million and $21.9 million, respectively, was available under this arrangement. As of December 31, 2022, and December 31, 2021, Federal Reserve borrowings against our line of credit totaled zero. We are able to pledge additional loans to increase out borrowing capacity, should we decide to do so.
Paycheck Protection Program Liquidity Facility. The borrowing was paid in full in June 2021 and as of December 31, 2022 and 2021, no PPPLF advances were outstanding. To bolster the effectiveness of the SBA’s PPP loan program, the Federal Reserve supplied liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The PPP provided loans to small businesses so that they can keep their employees on the payroll and pay for other allowed expenses. If the borrowers meet certain criteria, the loan may be forgiven. The PPPLF extended credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. The interest rate was 0.35% and as PPP loans were paid down, the borrowing line also had to be paid down. PPPLF advances were a new borrowing arrangement beginning in 2020 that had favorable capital treatment and was specific to the PPP loan program. The last day to take new advances on the PPPLF was July 31, 2021.
The table below provides details on PPPLF advance borrowings for the periods indicated:

As of and For the Year Ended December 31,
(dollars in thousands)	2021
Maximum amount outstanding at any month-end during period:	$185,894
Average outstanding balance during period:	$68,699
Weighted average interest rate during period:	0.35%
Balance outstanding at end of period:	$—
Weighted average interest rate at end of period:	0.00%
Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of December 31, 2022 and December 31, 2021, we had borrowing capacity of $120.8 million and $120.4 million, respectively, with the FHLB. During the year ended December 31, 2022, we repaid a total of $25.0 million in FHLB term advances. This included a $10.0 million advance that would have matured in March of 2023 and $15.0 million advance that would have matured in March 2025. We have sufficient liquidity for our current loan demand, and with no prepayment penalty for early repayment, management opted to repay these term advances and save the unnecessary interest expense.
The following table presents details on FHLB advance borrowings for the periods indicated:

	As of and For the Years Ended December 31,
(dollars in thousands)	2022	2021
Maximum amount outstanding at any month-end during period:	$24,999	$24,999
Average outstanding balance during period:	$6,029	$24,999
Weighted average interest rate during period:	1.13%	1.13%
Balance outstanding at end of period:	$—	$24,999
Weighted average interest rate at end of period:	n/a	1.13%
Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust (the “Trust”), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The debentures bear interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. The effective rate as of December 31, 2022 and 2021, was 6.87% and 2.30%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust Securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.
Subordinated Debt. In August 2021, the Company issued a subordinated note in the amount of $25.0 million. The note matures on September 1, 2031, and bears interest at the rate of 3.375% per year for five years and, thereafter, reprices quarterly beginning September 1, 2026, at a rate equal to the three-month SOFR plus 2.76%. The five-year 3.375% interest period ends on September 1, 2026. We may redeem the subordinated note, in whole or in part, without premium or penalty, in principal redemption multiples of $1,000, after August 18, 2026, subject to any required regulatory approvals. Proceeds were used to repay $10.0 million in existing 5.65% interest subordinated debt on August 9, 2021 and $11.5 million was contributed to the Bank as capital.
In November 2022, the Company issued a subordinated note in the amount of $20.0 million. The note matures on November 1, 2032, and bears interest at the rate of 7.00% per year for five years and, thereafter, reprices quarterly beginning November 1, 2027, at a rate equal to the three-month SOFR plus 2.90%. The five-year 7.00% interest period ends on November 1, 2027. We may redeem the subordinated note, in whole or in part, without premium or penalty, in principal redemption multiples of $1,000, after November 1, 2027, subject to any required regulatory approvals.

Liquidity and Capital Resources
Liquidity Management
Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, and operational, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity management. The Company considers various deposit run-off scenarios in its liquidity management process including that all community bank uninsured deposits exit the Bank in an economic downturn. Deposits obtained through our CCBX segment are a significant source of liquidity for us. If a relationship with a large CCBX partner terminates, the exit of those deposits could have an adverse impact on liquidity. Partner program agreements govern the relationship and are valid for a given period of time. Prior to exiting, the partner would need to provide us adequate notice as stipulated in the agreement that they were not going to renew the program agreement and intend to move the deposits. The movement to an alternate BaaS provider is cumbersome and would be over a period of time, which would allow us the opportunity to put alternate liquidity in place; those options are more fully discussed below. As of December 31, 2022, we have 1 partner with deposits that are in excess of 10% of total deposits and represent 25% of total deposits. The Company also considers the immediate loss of a significant deposit partner as a liquidity scenario in its liquidity management process.
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
Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available-for-sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail, commercial, and BaaS deposits, advances from the FHLB and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve discount window, draws on established federal funds lines from unaffiliated commercial banks, funds from online rate services, brokered deposits, a one-way buy through an ICS account, and the issuance of debt or equity securities. Additionally, the Bank, as of December 31, 2022, has access to $225.0 million in CCBX customer deposits that are currently being transferred from the Bank’s balance sheet to other financial institutions on a daily basis. The Bank could retain these deposits for liquidity and funding purposes if needed. We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary and are closely monitoring liquidity in this uncertain economic environment.
The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated notes and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that it has sufficient funds for its operating and debt costs. During the year ended December 31, 2022, the Company contributed $21.0 million in capital to the Bank. The Company currently holds $22.9 million in cash for debt servicing and operating purposes. In addition, the Bank can declare and pay dividends to the Company if needed, to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company if needed, to meet ongoing operating needs.
For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs and the Bank established a minimum liquidity ratio of 5% of assets, and usually maintains a liquidity ratio in excess of 10%. Both of these minimum liquidity levels are on-balance sheet sources. Per the Bank’s policies and its liquidity contingency plan, in event of a liquidity emergency the Bank can utilize wholesale funds in an amount up to 30% of assets. Since the Bank uses only a small portion of its borrowing or wholesale funding capacity, the Bank has access to funds if needed in a liquidity emergency.
Capital Adequacy
Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital levels relative to the amount and types of assets they hold. We are required to meet the generally applicable regulatory capital requirements of the Federal Reserve and the FDIC at the company and bank level. Historically, the Company had been operating under the Small Bank Holding Company Policy Statement, which exempts bank holding companies that have total consolidated assets of less than $3.0 billion and meet other criteria from the Federal Reserve’s risk-based- and leverage capital rules.
Because the Company’s total consolidated assets exceeded $3.0 billion as of September 30, 2022, the Company is no longer subject to the Federal Reserve’s Small Bank Holding Company Policy Statement and will be evaluated relative to the capital adequacy standards established by the Federal Reserve going forward. A bank holding company that crosses the $3.0 billion total consolidated assets threshold as of June 30 of a particular year is no longer permitted to file reports as a small holding company beginning the following March. The Company was not in excess of $3.0 billion as of June 30, 2022, and accordingly prepared and filed financial reports with the Federal Reserve as a small bank holding company. Currently, the Federal Reserve assesses the capital position of the Company based on these reports by reviewing its debt-to-equity ratio and its capacity to serve as a source of strength to the Bank. If the Company’s total consolidated assets remain in excess of $3.0 billion as of June 30, 2023, starting in March 2024 the Company will cease filing financial reports with the Federal Reserve as though it were a small bank holding company.
As of December 31, 2022, the Company was in compliance with all applicable regulatory capital requirements. As of December 31, 2022, and December 31, 2021, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us. In addition, the Company maintains an effective registration statement on Form S-3 with the Securities and Exchange Commission that would allow the Company to raise additional capital in an amount up to $115.5 million. The Company raised $34.5 million in December 2021. The Company through a private placement raised $25.0 million in subordinated debt in 2021 and repaid $10.0 million of subordinated debt with the proceeds and used the remainder for general corporate purposes. On November 1, 2022 the Company, through a private placement, raised $20.0 million of subordinated debt with the proceeds to be used for general corporate purposes.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes (1)		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Leverage Capital (to average assets)
Company	$249,250	7.97%	$125,141	4.00%	N/A	N/A
Bank Only	267,699	8.56%	125,025	4.00%	156,281	5.00%
Common Equity Tier I Capital (to risk-weighted assets)
Company	245,750	8.92%	124,027	4.50%	N/A	N/A
Bank Only	267,699	9.73%	123,822	4.50%	178,854	6.50%
Tier I Capital (to risk-weighted assets)
Company	249,250	9.04%	165,370	6.00%	N/A	N/A
Bank Only	267,699	9.73%	165,096	6.00%	220,128	8.00%
Total Capital (to risk-weighted assets)
Company	329,203	11.94%	220,493	8.00%	N/A	N/A
Bank Only	302,595	11.00%	220,128	8.00%	275,160	10.00%
December 31, 2021
Leverage Capital (to average assets)
Company	$204,585	8.07%	$101,460	4.00%	N/A	N/A
Bank Only	201,783	7.96%	101,350	4.00%	126,687	5.00%
Common Equity Tier I Capital (to risk-weighted assets)
Company	201,085	11.06%	81,834	4.50%	N/A	N/A
Bank Only	201,783	11.12%	81,623	4.50%	117,900	6.50%
Tier I Capital (to risk-weighted assets)
Company	204,585	11.25%	109,112	6.00%	N/A	N/A
Bank Only	201,783	11.12%	108,830	6.00%	145,107	8.00%
Total Capital (to risk-weighted assets)
Company	252,405	13.88%	145,483	8.00%	N/A	N/A
Bank Only	224,545	12.38%	145,107	8.00%	181,384	10.00%
(1) This table presents the minimum capital adequacy requirements that apply to the Bank (excluding the capital conservation buffer) and the Company. Prior to September 30, 2022, the Company operated under the Small Bank Holding Company Policy Statement and therefore was not subject to Basel III capital adequacy requirements.

Material Cash Requirements and Capital Resources
The following table provides the material cash requirements from known contractual and other obligations as of December 31, 2022:

		Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	Over 1 year	Other (1)
Cash requirements
Time Deposits	$29,447	$22,219	$7,228	$—
Subordinated notes	45,000	—	45,000	—
Junior subordinated debentures	3,609	—	3,609	—
Deferred compensation plans	935	175	760	—
Operating leases	6,058	1,272	4,786	—
Non-maturity deposits	2,788,074	—	—	2,788,074
Equity investment commitment	988	988	—	—
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
As of December 31, 2022, we had $2.20 billion in commitments to extend credit, compared to $909.6 million as of December 31, 2021. The $1.29 billion increase is largely attributed to growth in our CCBX segment, due to the addition of new partners, resulting in an increase of $1.25 billion in commitments to extend credit on CCBX loans. The following table presents commitments associated with outstanding commitments to extend credit, standby and commercial letters of credit and equity investment commitments as of the periods indicated:

(dollars in thousands)	As of December 31, 2022	As of December 31, 2021
Commitments to extend credit:
Commercial and industrial loans	$81,568	$70,848
Commercial and industrial loans - capital call lines	772,732	415,956
Construction – commercial real estate loans	109,715	90,946
Construction – residential real estate loans	32,827	43,339
Residential real estate loans	374,735	101,715
Commercial real estate loans	35,024	23,248
Consumer and other loans	793,563	163,510
Total commitments to extend credit	$2,200,164	$909,562
Standby letters of credit	$3,064	$3,040
Equity investment commitment	$988	$1,090
Commitments to extend credit on CCBX loans are included in the table above and are summarized below:

(dollars in thousands)	As of December 31, 2022	As of December 31, 2021
Commitments to extend credit:
Commercial and industrial loans	$773,684	$415,956
Residential real estate loans	329,193	71,453
Consumer and other loans	792,447	162,266
Total commitments to extend credit	$1,895,324	$649,675
We have portfolio limits with our each of our partners to manage loan concentration risk, liquidity risk, and counter-party partner risk. For example, as of December 31, 2022, capital call lines outstanding balance totaled $146.0 million, and while commitments totaled $772.7 million the commitments are cancelable, and are also limited to a maximum of $350.0 million by agreement with the partner.
The following table shows the CCBX maximum portfolio sizes by loan category as of December 31, 2022.

(dollars in thousands; unaudited)	Type of Lending	Maximum Portfolio Size
Commercial and industrial loans:
Capital call lines	Business - Venture Capital	$350,000
All other commercial & industrial loans	Business - Small Business	65,856
Real estate loans:
Home equity lines of credit	Home Equity - Secured Credit Cards	250,000
Consumer and other loans:
Credit cards	Credit Cards - Primarily Consumer	600,770
Installment loans	Consumer	1,048,134
Other consumer and other loans	Consumer - Secured Credit Builder & Unsecured consumer	190,240
		$2,505,000
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer. As of December 31, 2022, $1.57 billion in commitments to extend credit are unconditionally cancelable, compared to $162.3 million at December 31, 2021. The increase in unconditionally cancelable commitments is attributed to growth in CCBX loans. Commitments that are unconditionally cancelable allow us to better manage loan growth, credit concentrations and liquidity. We also limit CCBX partners to a maximum aggregate customer loan balance originated and held on our balance sheet, as shown in the table above.
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
We believe that we will be able to meet our long-term cash requirements as they come due. Adequate cash levels are generated through profitability, repayments from loans and securities, deposit gathering activity, access to borrowing sources and periodic loan sales.
CCBX – BaaS Reporting Information
During the year ended December 31, 2022, $76.4 million was recognized in noninterest income BaaS credit enhancements related to the establishment of a credit enhancement asset for future loan losses indemnified by our strategic partners and reserve for unfunded commitments for CCBX partner loans and deposits. Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by absorbing incurred losses on accounts originated through the partner. In accordance with accounting guidance, we estimate and record a provision for probable losses on these CCBX loans and deposit overdrafts. When the provision for loan losses and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through the recognition of noninterest income (BaaS credit enhancements) in recognition of the CCBX partner’s indemnification obligation and legal commitment to cover losses. Incurred credit losses are recorded in the allowance for loan losses, and as the credit enhancement payments are received from the CCBX partner, the credit enhancement asset is relieved. Agreements with our CCBX partners also provide protection to the Bank from fraud by absorbing incurred fraud losses. Fraud losses are recorded when incurred as losses in noninterest expense, and the recovery received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. CCBX partners also pledge cash reserves in a restricted deposit account at the Bank which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Although agreements with our CCBX partners provide for enhancements that provide protection to the Bank from credit and fraud losses by absorbing incurred credit and fraud losses, if our partner is unable to fulfill its contracted obligations beyond its cash reserve account then the Bank would be exposed to additional loan and deposit losses, as a result of this counterparty risk. If a CCBX partner does not adequately replenish their cash reserve account then the Bank can declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. The Bank would write-off any remaining receivable from the CCBX partner but would retain the full yield on the loan going forward, and BaaS loan expense would decrease once default occurred and payments to the CCBX partner were stopped.
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

The following table illustrates how CCBX partner loan income and expenses are recorded in the financial statements:

Loan income and related loan expense	Year. Ended
(dollars in thousands; unaudited)	December 31, 2022	December 31, 2021
BaaS loan interest income	$102,808	$6,532
Less: BaaS loan expense	53,294	2,976
Net BaaS loan income (1)	49,514	3,556
Net BaaS loan income divided by average BaaS loans (1)	6.67%	2.43%
Yield on loans	13.85%	4.46%
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

The addition of new CCBX partners has resulted in increases in direct fees, expenses and interest for the year ended December 31, 2022 compared to the year ended December 31, 2021. The following tables are a summary of the direct fees, expenses and interest components of BaaS for the periods indicated and are not inclusive of all income and expense related to BaaS.

Interest income	Year Ended
(dollars in thousands; unaudited)	December 31, 2022	December 31, 2021
Loan interest income	$102,808	$6,532
Total BaaS interest income	$102,808	$6,532

Interest expense	Year Ended
(dollars in thousands; unaudited)	December 31, 2022	December 31, 2021
BaaS interest expense	$16,108	$99
Total BaaS interest expense	$16,108	$99

	Year Ended
(dollars in thousands; unaudited)	December 31, 2022	December 31, 2021
Program income:
Servicing and other BaaS fees	$4,408	$4,467
Transaction fees	3,211	544
Interchange fees	2,583	701
Reimbursement of expenses	2,732	1,004
Program income	12,934	6,716
Indemnification income:
Credit enhancements	76,374	9,086
Fraud enhancements	29,571	1,505
Indemnification income	105,945	10,591
Total BaaS income	$118,879	$17,307

	Year Ended
(dollars in thousands; unaudited)	December 31, 2022	December 31, 2021
BaaS loan expense	$53,294	$2,976
BaaS fraud expense	29,571	1,505
Total BaaS loan and fraud expense	$82,865	$4,481
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
The following non-GAAP financial measures are presented to illustrate the impact of BaaS loan expense on net loan income, yield on CCBX loans and interest rate spread.
Net BaaS loan income divided by average CCBX loans is a non-GAAP measure that includes the impact BaaS loan expense on net BaaS loan income and the yield on CCBX loans. The most directly comparable GAAP measure is yield on CCBX loans.
Net BaaS loan interest income interest rate spread is a non-GAAP measure that includes the impact of BaaS loan expense on interest rate spread. The most directly comparable GAAP measure is interest rate spread.
Reconciliations of the GAAP and non-GAAP measures are presented in the following table.

	As of and for the Year Ended
(dollars in thousands; unaudited)	December 31, 2022	December 31, 2021
Net BaaS loan income divided by average CCBX loans:
CCBX loan yield (GAAP)	13.85%	4.46%
Total average CCBX loans receivable	$742,392	$146,304
Interest and earned fee income on CCBX loans (GAAP)	102,808	6,532
Less: loan expense on CCBX loans	(53,294)	(2,976)
Net BaaS loan income	$49,514	$3,556
Net BaaS loan income divided by average CCBX loans	6.67%	2.43%
Net BaaS loan income interest rate spread:
CCBX interest rate spread (GAAP)	12.28%	4.43%
Net BaaS loan income divided by average CCBX loans	6.67%	2.43%
CCBX cost of funds	1.57%	0.03%
Net BaaS loan income interest rate spread	5.10%	2.40%
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
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decrease in current fair market values. Our objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. The Federal Open Market Committee raised interest rates 0.25% in mid-March 2022, 1.25% in the second quarter of 2022, 1.50% in the third quarter of 2022 and 1.50% in the fourth quarter of 2022 with additional increases expected in the future. The impact of this and any future increases will impact financial results.
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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

(unaudited)
Change in Market Interest Rates	Twelve Month Projection As of December 31, 2022	Twelve Month Projection As of December 31, 2021
Static Balance Sheet and Rate Shifts
+400 basis points	15.2%	36.7%
+300 basis points	11.4%	27.2%
+200 basis points	7.6%	17.9%
+100 basis points	3.8%	8.5%
-100 basis points	(4.1)%	(9.7)%
-200 basis points	(8.5)%	(15.4)%
-300 basis points	(13.0)%	(19.9)%

Dynamic Balance Sheet and Rate Shifts
+400 basis points	17.6%	38.5%
+300 basis points	13.2%	28.7%
+200 basis points	8.8%	18.8%
+100 basis points	4.4%	9.1%
-100 basis points	(4.6)%	(11.8)%
-200 basis points	(9.5)%	(19.4)%
-300 basis points	(14.5)%	(23.0)%
The results illustrate that the Company is asset sensitive and generally performs better in an increasing interest rate environment. As the Company’s composition has shifted over time due to the growth of the CCBX segment to more variable/adjustable in nature, our interest rate risk profile has been mitigated, reducing variability in both rising and falling rate environments, as the community bank and CCBX segments work to offset one another. For the community bank, the drivers are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, offering rates on these community bank deposits change more slowly than changes in short-term market rates. For the CCBX segment, the offering rates on the loan portfolio are modeled using partner contractual net yields which adjust with market shifts. For this CCBX portfolio, the offering rates on both the loans and the deposits nearly fully reprice with changes in market rates. The assumptions incorporated into the simulation model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact that fluctuations in market interest rates have on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions, the shape of the interest yield curve, and the application and timing of various assumptions and strategies.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coastal Financial Corporation and Subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Everett, Washington,
March 15, 2023
We have served as the Company’s auditor since 2016.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

ASSETS
	December 31, 2022	December 31, 2021
Cash and due from banks	$32,722	$14,496
Interest earning deposits with other banks	309,417	798,665
Investment securities, available for sale, at fair value	97,317	35,327
Investment securities, held to maturity, at amortized cost	1,036	1,296
Other investments	10,555	8,478
Loans receivable	2,627,256	1,742,735
Allowance for loan losses	(74,029)	(28,632)
Total loans receivable, net	2,553,227	1,714,103
CCBX credit enhancement asset	53,377	8,712
CCBX receivable	10,416	1,266
Premises and equipment, net	18,213	17,219
Operating lease right-of-use assets	5,018	6,105
Accrued interest receivable	17,815	8,105
Bank-owned life insurance, net	12,667	12,254
Deferred tax asset, net	18,458	6,818
Other assets	4,229	2,673
Total assets	$3,144,467	$2,635,517

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$2,817,521	$2,363,787
Federal Home Loan Bank ("FHLB") advances	—	24,999
Subordinated debt, net
Principal amount $45,000 and $25,000 (less unamortized debt issuance costs of $1,001 and $712) at December 31, 2022 and December 31, 2021, respectively	43,999	24,288
Junior subordinated debentures, net
Principal amount $3,609 (less unamortized debt issuance costs of $21 and $23 at December 31, 2022 and December 31, 2021, respectively)	3,588	3,586
Deferred compensation	616	744
Accrued interest payable	684	357
Operating lease liabilities	5,234	6,320
CCBX payable	20,419	1,841
Other liabilities	8,912	8,373
Total liabilities	2,900,973	2,434,295
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at December 31, 2022 and December 31, 2021; issued and outstanding: zero shares at December 31, 2022 and December 31, 2021	—	—
Common stock, no par value:
Authorized: 300,000,000 shares at December 31, 2022 and December 31, 2021; 13,161,147 shares at December 31, 2022 issued and outstanding and 12,875,315 shares at December 31, 2021 issued and outstanding	125,830	121,845
Retained earnings	119,998	79,373
Accumulated other comprehensive (loss) income, net of tax	(2,334)	4
Total shareholders’ equity	243,494	201,222
Total liabilities and shareholders’ equity	$3,144,467	$2,635,517
See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except for per share data)

	Year Ended December 31,
	2022	2021
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$183,352	$82,112
Interest on interest earning deposits with other banks	6,728	608
Interest on investment securities	1,745	79
Dividends on other investments	345	284
Total interest income	192,170	83,083
INTEREST EXPENSE
Interest on deposits	19,004	2,327
Interest on borrowed funds	1,391	1,319
Total interest expense	20,395	3,646
Net interest income	171,775	79,437
PROVISION FOR LOAN LOSSES	79,064	9,915
Net interest income after provision for loan losses	92,711	69,522
NONINTEREST INCOME
Deposit service charges and fees	3,804	3,698
Loan referral fees	810	2,126
Gain on sales of loans, net	—	396
Mortgage broker fees	257	920
Unrealized (loss) gain on equity securities, net	(153)	1,469
Gain on sale of bank branch including deposits and loans, net	—	1,263
Other income	1,087	939
Noninterest income, excluding BaaS program income and BaaS indemnification income	5,805	10,811
Servicing and other BaaS fees	4,408	4,467
Transaction fees	3,211	544
Interchange fees	2,583	701
Reimbursement of expenses	2,732	1,004
BaaS program income	12,934	6,716
BaaS credit enhancements	76,374	9,086
BaaS fraud enhancements	29,571	1,505
BaaS indemnification income	105,945	10,591
Total noninterest income	124,684	28,118
NONINTEREST EXPENSE
Salaries and employee benefits	52,228	37,101
Occupancy	4,548	4,128
Data processing and software licenses	6,487	4,951
Legal and professional expenses	6,760	3,133
Point of sale expense	2,109	671
Excise taxes	2,204	1,589
Federal Deposit Insurance Corporation ("FDIC") assessments	2,859	1,632
Director and staff expenses	1,711	1,205
Marketing	351	451
Other expense	4,652	3,921
Noninterest expense, excluding BaaS loan and BaaS fraud expense	83,909	58,782
BaaS loan expense	53,294	2,976
BaaS fraud expense	29,571	1,505
BaaS loan and fraud expense	82,865	4,481
Total noninterest expense	166,774	63,263
Income before provision for income taxes	50,621	34,377
PROVISION FOR INCOME TAXES	9,996	7,372

NET INCOME	$40,625	$27,005
Basic earnings per common share	$3.14	$2.25
Diluted earnings per common share	$3.01	$2.16
Weighted average number of common shares outstanding:
Basic	12,949,266	12,022,954
Diluted	13,514,952	12,521,426
See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2022	2021
NET INCOME	$40,625	$27,005
OTHER COMPREHENSIVE LOSS, before tax
Securities available-for-sale
Unrealized holding (loss) income during the period	(2,959)	(38)
Income tax benefit related to unrealized holding loss	621	8
OTHER COMPREHENSIVE LOSS, net of tax	(2,338)	(30)
COMPREHENSIVE INCOME	$38,287	$26,975
See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Shares of Common Stock	Amount of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2020	11,954,327	$87,815	$52,368	$34	$140,217
Net income	—	—	27,005	—	27,005
Issuance of restricted stock awards	10,714	—	—	—	—
Vesting of restricted stock units	7,851	—	—	—	—
Exercise of stock options	50,570	359	—	—	359
Stock-based compensation	—	1,284	—	—	1,284
Stock issuance and net proceeds from public offering	851,853	32,387	—	—	32,387
Other comprehensive loss, net of tax	—	—	—	(30)	(30)
BALANCE, December 31, 2021	12,875,315	$121,845	$79,373	$4	$201,222

BALANCE, December 31, 2021	12,875,315	$121,845	$79,373	$4	$201,222
Net income	—	—	40,625	—	40,625
Issuance of restricted stock awards	10,396	—	—	—	—
Vesting of restricted stock units	28,215	—	—	—	—
Exercise of stock options	247,221	1,468	—	—	1,468
Stock-based compensation	—	2,517	—	—	2,517
Other comprehensive loss, net of tax	—	—	—	(2,338)	(2,338)
BALANCE, December 31, 2022	13,161,147	$125,830	$119,998	$(2,334)	$243,494
See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,625	$27,005
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	79,064	9,915
Depreciation and amortization	1,809	1,587
Loss on disposition of fixed assets	35	—
Decrease in operating lease right-of-use assets	1,087	1,056
Decrease in operating lease liabilities	(1,086)	(1,044)
Gain on sales of loans	—	(396)
Net (discount accretion)/premium amortization on investment securities	(50)	32
Unrealized holding loss (gain) on equity investment	153	(1,469)
Stock-based compensation	2,517	1,284
Gain on sale of bank branch, including deposits and loans	—	(1,263)
Increase in bank-owned life insurance value	(360)	(172)
Deferred tax benefit	(11,018)	(3,011)
Net change in CCBX receivable	(9,150)	(1,096)
Net change in CCBX credit enhancement asset	(44,665)	(8,712)
Net change in CCBX payable	18,578	1,841
Net change in other assets and liabilities	(10,441)	4,290
Total adjustments	26,473	2,842
Net cash provided by operating activities	67,098	29,847
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(134,912)	(117,493)
Change in other investments, net	(2,230)	(950)
Principal paydowns of investment securities available-for-sale	17	33
Principal paydowns of investment securities held-to-maturity	256	1,515
Maturities and calls of investment securities available-for-sale	70,000	102,500
Purchase of bank owned life insurance	(53)	(5,000)
Proceeds from sales of loans held for sale	152,546	—
Proceeds from sales of loan participations	10,300	—
Purchase of loans	(168,464)	(60,260)
Purchase of loan participations	(52)	—
Proceeds from sale of loans related to sale of bank branch	—	4,092
Increase in loans receivable, net	(912,518)	(141,503)
Net cash transfer for branch sale	—	(19,980)
Purchases of premises and equipment, net	(2,838)	(2,593)
Net cash used by investing activities	(987,948)	(239,639)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and money market, and savings	467,744	980,766
Net decrease in time deposits	(14,010)	(14,223)
Net repayment from long term FHLB borrowing	(24,999)	—
Increase from subordinated debt proceeds	19,625	24,263
Decrease from subordinated debt repayment	—	(10,000)
Net advances from Paycheck Protection Program Liquidity Facility	—	(153,716)
Proceeds from exercise of stock options	1,468	359
Proceeds from public offering	—	32,387
Net cash provided by financing activities	449,828	859,836
NET CHANGE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	(471,022)	650,044
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	813,161	163,117
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of year	$342,139	$813,161
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$20,068	$3,820
Income taxes paid	$23,498	$8,759
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$(2,959)	$(37)
In conjunction with ASU 2016-02 as detailed in Note 6 to the Unaudited Consolidated Financial Statements, the following assets and liabilities were recognized:
Operating lease right-of-use assets	$—	$41
Operating lease liabilities	$—	$(41)
Transfer from loans to loans held for sale	$152,546	$—
See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Description of Business and Summary of Significant Accounting Policies
Nature of operations - Coastal Financial Corporation (“Corporation” or “Company”) is a registered bank holding company whose wholly owned subsidiaries are Coastal Community Bank (“Bank”) and Arlington Olympic LLC. The Company is a Washington state corporation that was organized in 2003. The Bank was incorporated and commenced operations in 1997 and is a Washington state-chartered commercial bank and Federal Reserve System (“Federal Reserve”) state member bank. Arlington Olympic LLC was formed in 2020 and owns the Arlington branch, which the Bank leases from the LLC.
The Company operates through the Bank and is headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. The Company’s business is conducted through two reportable segments: The community bank and CCBX. The community bank offers a full range of banking services to small and medium-sized businesses, professionals, and individuals throughout the greater Puget Sound region through its 14 branches in Snohomish, Island and King Counties, the Internet, and its mobile banking application. The Company also has a CCBX segment which provides Banking as a Service (“BaaS”) enabling broker dealers and digital financial service providers to offer their clients banking services. Through CCBX’s partners the Company is able to offer banking services and products across the nation.
The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The community bank’s loans and deposits are primarily within the greater Puget Sound region, while CCBX loans and deposits are dependent upon the partner’s market. The Bank’s primary funding source is deposits from customers. The Bank is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has regulatory and supervisory authority over the Company.
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
Subsequent Events - The Company has evaluated events and transactions subsequent to December 31, 2022 for potential recognition or disclosure. On January 31, 2023 the Company extended its lease agreement for the Everett location. This renewal was for less square footage, at reduced monthly expense and was extended for an additional ten years. As discussed in Note 6, this facility is leased from a group of investors, one of which is a director.
Cash equivalents and cash flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks and interest-bearing deposits. All have original maturities of three months or less. CDs with other financial institutions, federal funds sold and cash flows from loans and deposits are reported as net increases or decreases under cash flows from investing activities or from financing activities.

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
Other investments - Other investments on the balance sheet consists of direct equity investments in stock of the Federal Home Loan Bank of Des Moines (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), Pacific Coast Banker’s Bancshares, as well as investments in bank technology funds.
As a Federal Reserve member bank, the Bank is required to own stock in the FRB in an amount based on the Bank’s capital. The recorded amount of the FRB stock equals its fair value because the shares can only be redeemed by the FRB at their par value. The Bank’s investment in FRB stock was $4.3 million and $2.8 million at December 31, 2022 and 2021, respectively.
The Bank, as a member of the FHLB, is required to maintain an investment in capital stock of FHLB in an amount equal to 4% of advances outstanding, plus 0.12% of total assets from the prior fiscal year end. The recorded amount of FHLB stock equals its fair value because the shares can only be redeemed by FHLB at the $1 per share par value. The investment in FHLB stock was $3.2 million and $3.1 million at December 31, 2022 and 2021, respectively.
The investment in Pacific Coast Banker’s Bancshares (“PCBB”) stock consists of an equity security. This investment is carried at its cost of $100,000 at December 31, 2022 and 2021, which approximates its fair value.
The Company has the following equity investments which do not have a readily determinable fair value and are held at cost minus impairment if any, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer. This method will be applied until the investments do not qualify for the measurement election (e.g., if the investment has a readily determinable fair value). The Company will reassess at each reporting period whether the equity investments without a readily determinable fair value qualifies to be measured at cost minus impairment. These equity investments without a readily determined fair value include:
•As of December 31, 2022 and December 31, 2021 the Company has a $2.2 million equity interest in a specialized bank technology company. During the year ended December 31, 2021, the Company reassessed the value and recognized a $1.5 million unrealized holding gain as a result of an observable price change.
•During the year ended December 31, 2022 the Company re-evaluated the value and recorded an impairment of $100,000 on a $500,000 equity investment in a technology company that was valued at $100,000 on December 31, 2021, bringing the carrying value to zero as of December 31, 2022. This investment has been written off and is no longer carried on the Company’s books.
•The Company contributed $350,000 in a technology company during the year ended December 31, 2022. There was no equity ownership in this company as of December 31, 2021.

The following table shows the activity in equity investments without a readily determinable fair value for the dates shown:

	For the Twelve Months Ended December 31,
(dollars in thousands)	2022	2021
Carrying value, beginning of period	$2,322	$850
Purchases	350	—
Observable price change	(100)	1,472
Carrying value, end of period	$2,572	$2,322
The Company has invested in funds that are accelerating technology for adoption by banks. These equity investments are held at fair value, as reported by the funds. During the year ended December 31, 2022, the Company contributed $349,000 with investment funds designed to help accelerate technology adoption at banks, and recognized net losses of $53,000, resulting in an equity interest of $456,000 at December 31, 2022. The Company has committed up to $988,000 in capital for these equity funds.
The following table shows the activity in equity fund investments held at fair value for the dates shown:

	For the Twelve Months Ended December 31,
(dollars in thousands)	2022	2021
Carrying value, beginning of period	$160	$—
Purchases/capital calls, net	349	163
Net change recognized in earnings	(53)	(3)
Carrying value, end of period	$456	$160
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
For installment/closed-end, and revolving/open-end consumer loans originated through CCBX lending partners loans will accrue interest until 120 and 180 days past due, respectively, which is consistent with regulatory guidelines for consumer loans of this nature, and an allowance is recorded through provision expense for these probable incurred losses. For installment/closed-end and revolving/open-end consumer loans originated through CCBX lending partners with balances outstanding beyond 120 days and 180 days, respectively, principal and capitalized interest outstanding is charged off against the allowance and accrued interest outstanding is reversed against interest income.
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
CCBX lending partners originate various loan types, and as of December 31, 2022, include consumer, commercial and home equity loans. CCBX consumer loans typically have a higher level of expected losses than community bank loans which is reflected in the higher loss factors for the allowance for loan losses. Estimated loss rates for CCBX loans vary by partner, and might be based on actual partner experience, realized losses or losses for comparable products, industry averages, or the Company’s loss rate for similar loans. Many of the agreements with our CCBX partners provide for a credit enhancement which helps protect the Bank by absorbing incurred losses. CCBX credit enhancements are free-standing and are accounted separately from the allowance for loan loss. In accordance with accounting guidance, we estimate and record a provision for probable losses for these CCBX loans, without regard to the credit enhancement. When the provision for loan losses is recorded, a free-standing credit enhancement asset is recorded on the balance sheet through noninterest income (BaaS fees -credit enhancement). Charge-offs of CCBX partner loans are recorded against the allowance for loan losses. When collected from the credit enhancement cash reserve account or the CCBX partner, the credit enhancement asset is relieved. If a CCBX lending partner is unable to fulfill its contractual obligations under the credit enhancement, then the Bank would be exposed to additional loan losses as a result of this counterparty risk and would have to absorb any loan losses associated with the CCBX partner that cannot fulfill its contractual obligations. Management believes the balance would be recoverable in the event of bankruptcy of the partner, but there are no guarantees that bankruptcy court will rule in the Company’s favor. Additionally, CCBX partners are required to maintain and/or regularly replenish funding in their cash reserve accounts. Credit-worthiness of CCBX partners are evaluated as part of initial due diligence and quarterly thereafter. The Company has not incurred any counterparty losses to date.
A community bank loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. CCBX loans are treated as homogenous pools and are not subject to individual impairment analysis.
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
Loans held-for-sale - During the year ended December 31, 2022, the Company transferred $152.5 million in CCBX loans receivable to loans held for sale. These CCBX loans held for sale consist of the portion of loans originated by CCBX partners that the Company intends to sell back to the CCBX partner or affiliated entity generally at par. The loans sold to the originating partners are in accordance with partner agreements and are sold for credit risk and concentration management and other purposes. As of December 31, 2022 and 2021 there were no loans held for sale.
Community bank loans held-for-sale consist of the guaranteed portion of SBA loans and USDA loans the Company intends to sell after origination and are reflected at the lower of aggregate cost or fair value. Loans are generally sold with servicing of the sold portion retained by the Company when the sale of the loan occurs, the premium received is combined with the estimated present value of future cash flows on the related servicing asset and recorded as a gain on sale of loans in noninterest income. There were no loans held for sale at December 31, 2022 and 2021.
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
The Company retains the servicing on the sold guaranteed portion of SBA and USDA loans. The Company receives a fee for servicing the loan. The Company also retains the servicing on the sold guaranteed portion of MSLP loans. The net deferred fee on the sold portion of the loan is recognized when sold. The Company does not retain the servicing on sold CCBX loans.
SBA and USDA servicing - The Company accounts for SBA and USDA servicing rights as separately recognized servicing rights and initially measures them at fair value. Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The Company subsequently measures each SBA and USDA servicing asset using the amortization method. Under the amortization method, servicing assets are amortized into noninterest income in proportion to, and over the period of, estimated net servicing income. The amortized assets are assessed for impairment or increased obligations, at the loan level, based on the fair value of each reporting date. As of December 31, 2022 and 2021, SBA and USDA servicing assets totaled $183,000 and $269,000, respectively, and are included in other assets on the consolidated balance sheets, and SBA and USDA loans serviced totaled $14.3 million and $19.3 million, as of December 31, 2022 and 2021 respectively.
Reserve for unfunded commitments - A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Company’s commitment to lend funds under existing agreements, such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based on review of individual credit facilities, current economic conditions, and risk characteristics of the various categories of commitments and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and adjustments are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance for loan losses. Provision for unfunded commitments losses are added to the reserve for unfunded commitments, which is included in the other liabilities section of the consolidated balance sheets. The reserve for unfunded commitments was $974,000 and $1.3 million as of December 31, 2022 and 2021, respectively, and includes a reserve for community bank loans and CCBX loans. The Company has determined that no allowance is necessary for the portion of the unfunded commitment of the loan portfolio that is unconditionally cancelable.

Additionally, agreements with our CCBX partners provide for a credit enhancement against losses. When the provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the consolidated balance sheet through noninterest income (BaaS fees -credit enhancement). Any incurred losses would be recorded in the allowance for loan losses, and as the credit enhancement recoveries are received from the CCBX partner, the credit enhancement asset on the balance sheet is relieved.
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
Other real estate owned and repossessed assets - Other real estate owned and repossessed assets are foreclosed property held pending disposition and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. At foreclosure, if the fair value of the asset acquired less estimated selling costs is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Costs of significant property improvements that increase the value of the property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management, and a valuation allowance is established for subsequent declines, which are recorded as a charge to income, if necessary, to reduce the carrying value of the property to its fair value less estimated selling costs.
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
Income taxes - The Company and the Bank file a consolidated federal income tax return and state tax returns as applicable. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities, and their reported amounts in the financial statements. Deferred taxes are temporary differences that will be recognized in future periods. As changes in tax law or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Federal taxes are paid by the Bank to the Company based on the separate taxable income of the Bank. The Company and Bank maintain their records on the accrual basis of accounting for financial reporting and for income tax reporting purposes.
As of December 31, 2022 and 2021, the Company had no unrecognized income tax benefits. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in other noninterest expense. There were no interest and penalties assessed on income taxes during 2022 or 2021.

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
Earnings per common share - Earnings per common share (“EPS”) is computed under the two-class method. Pursuant to the two-class method, nonvested stock based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Application of the two-class method resulted in the equivalent earnings per share to the treasury method.
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
Advertising costs - Advertising costs are expensed as incurred or over the period of the campaign/promotion. Advertising costs in the amount of $351,000 and $451,000 were expensed during the year ended December 31, 2022 and 2021, respectively.
Reclassifications - Certain amounts reported in prior years' consolidated financial statements have been reclassified to conform to the current presentation with no effect on shareholders’ equity or net income.
Note 2 - Recent accounting standards
Recent Accounting Guidance Not Yet Effective
In September 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendment is effective for annual periods beginning after December 15, 2020 and interim period within those annual periods. Our implementation was effective January 1, 2023 and was determined when we were a smaller reporting company. The Company is in the final steps of implementing a CECL allowance model which calculates reserves over the life of the loan and is largely driven by portfolio characteristics, economic outlook, and other key methodology assumptions versus the current accounting practice that utilizes the incurred loss model. The adoption of this ASU will result in a one-time cumulative-effect adjustment to the allowance for loan losses as of the day of adoption. The Company currently estimates a combined increase to our allowance for credit losses and reserve for unfunded loan commitments from 3% to 10%. This change will decrease the opening retained earnings balance as of January 1, 2023. The above range is disclosed due to the fact that the Company is still in the process of finalizing the CECL allowance model, including the review of assumptions related to qualitative adjustments and economic forecasts; finalizing the execution of internal controls; and evaluating the impact to our financial statement disclosures.
The Company does not expect a material allowance for credit losses to be recorded on its available-for-sale debt securities for losses expected over the life of the security under the newly codified available-for-sale debt security impairment model, as the majority of these securities are government agency-backed securities for which the risk of credit loss is minimal.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. The Company expects to be able to use other expedients in this guidance to manage through the transition away from LIBOR, specifically as they relate to loans and borrowing relationships. The adoption of this accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for TDR loans by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. This ASU is effective upon adoption of ASU 2016-13. The Company is in the process of implementing this ASU and evaluating the impact adoption will have on the Company’s consolidated financial statement disclosures.

Note 3 - Investment Securities
The amortized cost and fair values of investment securities at the date indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2022
Available-for-sale
U.S. Treasury securities	$99,967	$—	$(2,952)	$97,015
U.S. Agency collateralized mortgage obligations	54	—	(3)	51
U.S. Agency residential mortgage-backed securities	1	—	—	1
Municipal bonds	250	—	—	250
Total available-for-sale securities	100,272	—	(2,955)	97,317
Held-to-maturity
U.S. Agency residential mortgage-backed securities	1,036	—	(120)	916
Total investment securities	$101,308	$—	$(3,075)	$98,233

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2021
Available-for-sale
U.S. Treasury securities	$34,999	$—	$(1)	$34,998
U.S. Agency collateralized mortgage obligations	68	2	—	70
U.S. Agency residential mortgage-backed securities	3	—	—	3
Municipal bonds	252	4	—	256
Total available-for-sale securities	35,322	6	(1)	35,327
Held-to-maturity
U.S. Agency residential mortgage-backed securities	1,296	52	—	1,348
Total investment securities	$36,618	$58	$(1)	$36,675
The amortized cost and fair value of debt securities at December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers in mortgage backed securities or obligations may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are shown separately, since they are not due at a single maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
December 31, 2022
Amounts maturing in
One year or less	$250	$250	$—	$—
After one year through five years	99,967	97,016	—	—
	100,217	97,266	—	—
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	55	51	1,036	916
	$100,272	$97,317	$1,036	$916
Investment securities with amortized cost of $37.8 million and $36.0 million at December 31, 2022 and December 31, 2021 respectively, were pledged to secure public deposits and for other purposes as required or permitted by law. During the year ended December 31, 2022, a total of five U.S. Treasury Bills were purchased for a total of $135.0 million, to replace maturing securities and to pledge as security for public deposits, and $70.0 million in U.S. Treasury securities matured during the year ended December 31, 2022.
There were no sales of investments during the year ended December 31, 2022 or December 31, 2021.
Information pertaining to securities with gross unrealized losses at the dates indicated, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
December 31, 2022
Available-for-sale
U.S. Treasury securities	$97,015	$2,952	$—	$—	$97,015	$2,952
U.S. Agency collateralized mortgage obligations	50	3	—	—	50	3
Total available-for-sale securities	97,065	2,955	—	—	97,065	2,955
Held-to-maturity
U.S. Agency residential mortgage-backed securities	916	120	—	—	916	120
Total investment securities	$97,981	$3,075	$—	$—	$97,981	$3,075
At December 31, 2022 and December 31, 2021, there were six and four securities, respectively, in an unrealized loss position. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. The Company does not consider these securities to be other than temporarily impaired at December 31, 2022.

Note 4 - Loans and Allowance for Loan Losses (“ALLL”)
The composition of the loan portfolio is as follows as of the periods indicated:

	December 31,	December 31,
	2022	2021
	(dollars in thousands)
Commercial and industrial loans	$312,628	$419,060
Real estate loans:
Construction, land, and land development	214,055	183,594
Residential real estate	449,157	204,389
Commercial real estate	1,048,752	835,587
Consumer and other loans	608,771	108,871
Gross loans receivable	2,633,363	1,751,501
Net deferred origination fees and premiums	(6,107)	(8,766)
Loans receivable	$2,627,256	$1,742,735
Included in commercial and industrial loans is $146.0 million and $202.9 million in capital call lines, as of December 31, 2022 and December 31, 2021, respectively, provided to venture capital firms through one of our BaaS clients. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every line. Also included in commercial and industrial loans are Paycheck Protection Program (“PPP”) loans of $4.7 million and $111.8 million at December 31, 2022 and December 31, 2021, respectively. PPP loans are 100% guaranteed by the SBA.
Consumer and other loans includes overdrafts of $2.7 million and $1.3 million at December 31, 2022 and December 31, 2021, respectively. Community bank overdrafts were $94,000 and $13,000 at December 31, 2022 and December 31, 2021, respectively and CCBX overdrafts were $2.6 million and $1.3 million at December 31, 2022 and December 31, 2021, respectively.
The Company has pledged loans totaling $220.1 million and $183.5 million at December 31, 2022 and December 31, 2021, respectively, for borrowing lines at the FHLB and FRB.
The balance of SBA and USDA loans and participations serviced for others totaled $14.3 million and $19.3 million at December 31, 2022 and December 31, 2021, respectively.
The balance of Main Street Lending Program (“MSLP”) loans participated and serviced for others totaled $58.0 million and $56.3 million at December 31, 2022 and December 31, 2021, respectively, with $3.1 million and $4.8 million outstanding and included in commercial and industrial loans as of December 31, 2022 and December 31, 2021, respectively.
The Company, at times, purchases individual loans through the community bank at fair value as of the acquisition date. The Company held purchased loans with remaining balances totaled $9.6 million and $12.8 million as of December 31, 2022 and December 31, 2021, respectively. Unamortized premiums totaled $167,000 and $223,000 as of December 31, 2022 and December 31, 2021, respectively, and are amortized into interest income over the life of the loans. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan.
The Company has purchased participation loans with remaining balances totaling $63.9 million and $27.9 million as of December 31, 2022 and December 31, 2021, respectively. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan.
The Company purchased loans from CCBX partners, at par, through agreements with those CCBX partners, and those loans had a remaining balance of $157.4 million as of December 31, 2022 and $59.7 million as of December 31, 2021. As of December 31, 2022, $146.1 million is included in consumer and other loans and $11.3 million is included in commercial and industrial loans, compared to $59.4 million in consumer and other loans and $281,000 in commercial and industrial loans as of December 31, 2021.

The following is a summary of the Company’s loan portfolio segments:
Commercial and industrial loans - Commercial and industrial loans are secured by business assets including inventory, receivables and machinery and equipment of businesses located generally in the Company’s primary market area and capital calls on venture and investment funds. Also included in commercial and industrial loans are $14.9 million in unsecured loans originated through CCBX partners as of December 31, 2022, compared to zero as of December 31, 2021. Loan types include PPP loans, revolving lines of credit, term loans, and loans secured by liquid collateral such as cash deposits or marketable securities. Also included in commercial and industrial loans are loans to other financial institutions. Additionally, the Company issues letters of credit on behalf of its customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.
For the year ended December 31, 2022, $146.0 million in CCBX capital call lines are included in commercial and industrial loans compared to $202.9 million at December 31, 2021. Capital call lines are provided to venture capital firms. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every line/loan.
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
Residential real estate - Residential real estate includes various types of loans for which the Company holds real property as collateral. Included in this segment are multi-family loans, first lien single family loans, which the Company occasionally purchases to diversify its loan portfolio, home equity lines of credit and rental portfolios secured by one-to-four family homes. The primary risks of residential real estate loans include the borrower’s inability to pay, material decreases in the value of the collateral, and significant increases in interest rates which may make the loan unprofitable.
As of December 31, 2022, $244.6 million in loans originated through CCBX partners are included in residential real estate loans, compared to $36.9 million at December 31, 2021. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card. Home equity lines of credit are classified as residential real estate per regulatory guidelines.
Commercial real estate (includes owner occupied and nonowner occupied) - Commercial real estate loans include various types of loans for which the Company holds real property as collateral. We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The primary risks of commercial real estate loans include the borrower’s inability to pay, material decreases in the value of the collateralized real estate and significant increases in interest rates, which may make the real estate loan unprofitable. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.
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
As of December 31, 2022 $607.0 million in CCBX loans are included in consumer and other loans, compared to $106.8 million at December 31, 2021.

The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2022
Commercial and industrial loans	$393	$486	$879	$311,749	$312,628	$404
Real estate loans:
Construction, land and land development	—	66	66	213,989	214,055	—
Residential real estate	1,016	876	1,892	447,265	449,157	876
Commercial real estate	95	6,901	6,996	1,041,756	1,048,752	—
Consumer and other loans	37,932	24,815	62,747	546,024	608,771	24,815
	$39,436	$33,144	$72,580	$2,560,783	$2,633,363	$26,095
Less net deferred origination fees and premiums					(6,107)
Loans receivable					$2,627,256

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2021
Commercial and industrial loans	$259	$38	$297	$418,763	$419,060	$—
Real estate loans:
Construction, land and land development	—	—	—	183,594	183,594	—
Residential real estate	809	94	903	203,486	204,389	39
Commercial real estate	—	—	—	835,587	835,587	—
Consumer and other loans	3,901	1,467	5,368	103,503	108,871	1,467
	$4,969	$1,599	$6,568	$1,744,933	$1,751,501	$1,506
Less net deferred origination fees and premiums					(8,766)
Loans receivable					$1,742,735

There were $26.1 million in loans past due 90 days or more and still accruing interest as of December 31, 2022, and $1.5 million as of December 31, 2021. The increase is attributed to loans originated through CCBX lending partners which continue to accrue interest up to 180 days past due.
The following table is a summary of information pertaining to impaired loans as of the period indicated. Loans originated through CCBX partners are reported using pool accounting and are not subject to individual impairment analysis, therefore CCBX loans are not included in this table.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	(dollars in thousands)
December 31, 2022
Commercial and industrial loans	$124	$—	$113	$113	$95
Real estate loans:
Construction, land and land development	67	66	—	66	—
Residential real estate	—	—	—	—	—
Commercial real estate	6,901	6,901	—	6,901	—
Total	$7,092	$6,967	$113	$7,080	$95

December 31, 2021
Commercial and industrial loans	$173	$—	$166	$166	$132
Real estate loans:
Residential real estate	69	55	—	55	—
Total	$242	$55	$166	$221	$132
The following tables summarize the average recorded investment and interest income recognized on impaired loans by loan class for the year ended December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial and industrial loans	$121	$—	$498	$—
Real estate loans:
Construction, land and land development	40	—	—	—
Residential real estate	32	—	143	—
Commercial real estate	1,395	—	—	—
Total	$1,588	$—	$641	$—
In some circumstances, the Company grants restructurings in response to borrower financial difficulty, and generally provides for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest. In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow for an extended period of time, usually at least six months in duration.
No loans were restructured in the year ended December 31, 2022 and December 31, 2021 that qualified as troubled debt restructurings. The Company has no commitments to loan additional funds to borrowers whose loans were classified as troubled debt restructurings at December 31, 2022, as there were no outstanding troubled debt restructurings at December 31, 2022 and December 31, 2021.

Pursuant to guidance from the federal bank regulatory agencies, the Company deferred or modified payments on existing loans to assist customers financially during the COVID-19 pandemic and economic shutdown. As of December 31, 2022 all deferred and modified loans during the COVID-19 pandemic have either returned to active status or paid off. In accordance with GAAP, the CARES Act, as amended by the Consolidated Appropriations Act, 2021, and interagency guidance issued on March 22, 2020 and April 7, 2020, these short-term modifications, made on a good faith basis in response to the COVID-19 pandemic to borrowers that were current prior to any relief, were not considered TDRs.
The accrual of interest on community bank loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are 90 days past due as to either principal or interest, unless they are well secured and in the process of collection.  Installment/closed-end, and revolving/open-end consumer loans originated through CCBX lending partners will continue to accrue interest until 120 and 180 days past due, respectively and an allowance is recorded through provision expense for these probable incurred losses. For installment/closed-end and revolving/open-end consumer loans originated through CCBX lending partners with balances outstanding beyond 120 days and 180 days past due, respectively, principal and capitalized interest outstanding is charged off against the allowance and accrued interest outstanding is reversed against interest income. These consumer loans are reported as substandard, 90 days or more days past due and still accruing.
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
An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	December 31,	December 31,
	2022	2021
	(dollars in thousands)
Commercial and industrial loans	$113	$166
Real estate loans:
Construction, land and land development	66	—
Residential real estate	—	55
Commercial real estate	6,901	—
Total nonaccrual loans	$7,080	$221
Credit Quality and Credit Risk
Federal regulations require that the Company periodically evaluate the risks inherent in its loan portfolio. In addition, the Company’s regulatory agencies have authority to identify problem loans and, if appropriate, require them to be reclassified. The Company classifies some loans as Watch or Other Loans Especially Mentioned (“OLEM”). Loans classified as Watch are performing assets but have elements of risk that require more monitoring than other performing loans and are reported in the OLEM column in the following table. Loans classified as OLEM are assets that continue to perform but have shown deterioration in credit quality and require close monitoring. There are three classifications for problem loans: Substandard, Doubtful, and Loss. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Revolving (open-ended loans, such as credit cards) and installment (closed end) consumer loans originated through CCBX partners continue to accrue interest until they are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards) and are classified as substandard. Doubtful loans have the weaknesses of loans classified as Substandard, with additional characteristics that suggest the weaknesses make collection or recovery in full after liquidation of collateral questionable on the basis of currently existing facts, conditions, and values. There is a high possibility of loss in loans classified as Doubtful. A loan classified as Loss is considered uncollectible and of such little value that continued classification of the credit as a loan is not warranted. If a loan or a portion thereof is classified as Loss, it must be charged-off, meaning the amount of the loss is charged against the allowance for loan losses, thereby reducing that reserve.

Loans by credit quality risk rating are as follows as of the periods indicated:

	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
December 31, 2022
Commercial and industrial loans	$304,840	$7,219	$569	$—	$312,628
Real estate loans:
Construction, land, and land development	206,304	7,685	66	—	214,055
Residential real estate	448,185	96	876	—	449,157
Commercial real estate	1,030,650	11,201	6,901	—	1,048,752
Consumer and other loans	583,956	—	24,815	—	608,771
	$2,573,935	$26,201	$33,227	$—	2,633,363
Less net deferred origination fees					(6,107)
Loans receivable					$2,627,256

December 31, 2021
Commercial and industrial loans	$416,642	$2,180	$238	$—	$419,060
Real estate loans:
Construction, land, and land development	183,594	—	—	—	183,594
Residential real estate	204,173	122	94	—	204,389
Commercial real estate	824,676	10,911	—	—	835,587
Consumer and other loans	107,404	—	1,467	—	108,871
	$1,736,489	$13,213	$1,799	$—	1,751,501
Less net deferred origination fees					(8,766)
Loans receivable					$1,742,735
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

CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for loan losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by absorbing incurred losses. In accordance with accounting guidance, we estimate and record a provision for probable losses for these CCBX loans and reclassified negative deposit accounts. When the provision for CCBX loan losses and provision for unfunded commitments are recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements). Incurred losses are recorded in the allowance for loan losses. The credit enhancement asset is relieved when credit enhancement recoveries are received from the CCBX partner. Although agreements with our CCBX partners include credit enhancements that provide protection to the Bank from credit and fraud losses, the Bank would be exposed to additional loan losses if our partner is unable to fulfill its contracted obligations. In accordance with the program agreement for one CCBX partner, the Company is responsible for credit losses on approximately 10% of a $114.5 million loan portfolio. At December 31, 2022, 10% of this portfolio represented $11.5 million in loans. The partner is responsible for credit losses on approximately 90% of this portfolio and for fraud losses on 100% of this portfolio. The Company earns 100% of the revenue on the aforementioned $11.5 million of loans. For the year ended December 31, 2022, there were $216,000 in net charge-offs on the portion of loans for which the Company is responsible for credit losses.
The following tables summarize the allocation of the allowance for loan loss, as well as the activity in the allowance for loan loss attributed to various segments in the loan portfolio, as of and for the year ended December 31, 2022.

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Twelve Months Ended December 31, 2022
ALLL balance, December 31, 2021	$3,221	$6,984	$4,598	$6,590	$7,092	$147	$28,632
Provision for loan losses or (recapture)	2,125	441	(4)	(1,120)	76,604	1,018	79,064
	5,346	7,425	4,594	5,470	83,696	1,165	107,696
Loans charged-off	(555)	—	(452)	—	(32,742)	—	(33,749)
Recoveries of loans previously charged-off	40	—	—	—	42	—	82
Net (charge-offs) recoveries	(515)	—	(452)	—	(32,700)	—	(33,667)
ALLL balance, December 31, 2022	$4,831	$7,425	$4,142	$5,470	$50,996	$1,165	$74,029

As of December 31, 2022
ALLL amounts allocated to
Individually evaluated for impairment	$95	$—	$—	$—	$—	$—	$95
Collectively evaluated for impairment	4,736	7,425	4,142	5,470	50,996	1,165	73,934
ALLL balance, December 31, 2022	$4,831	$7,425	$4,142	$5,470	$50,996	$1,165	$74,029
Loans individually evaluated for impairment	$113	$66	$—	$6,901	$—		$7,080
Loans collectively evaluated for impairment	312,515	213,989	449,157	1,041,851	608,771		2,626,283
Loan balance, December 31, 2022	$312,628	$214,055	$449,157	$1,048,752	$608,771		$2,633,363
As of December 31, 2021
Loan balance, December 31, 2021	$419,060	$183,594	$204,389	$835,587	$108,871		$1,751,501

The following tables summarize the allocation of the allowance for loan loss, as well as the activity in the allowance for loan loss attributed to various segments in the loan portfolio, as of and for the year ended December 31, 2021:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Twelve Months Ended December 31, 2021
Balance, December 31, 2020	$3,353	$3,545	$3,410	$7,810	$127	$1,017	$19,262
Provision for loan losses or (recapture)	23	3,439	1,267	(1,220)	7,276	(870)	9,915
	3,376	6,984	4,677	6,590	7,403	147	29,177
Loans charged-off	(222)	—	(79)	—	(339)	—	(640)
Recoveries of loans previously charged-off	67	—	—	—	28	—	95
Net (charge-offs) recoveries	(155)	—	(79)	—	(311)	—	(545)
Balance, December 31, 2021	$3,221	$6,984	$4,598	$6,590	$7,092	$147	$28,632

As of December 31, 2021
ALLL amounts allocated to
Individually evaluated for impairment	$132	$—	$—	$—	$—	$—	$132
Collectively evaluated for impairment	3,089	6,984	4,598	6,590	7,092	147	28,500
ALLL balance, December 31, 2021	$3,221	$6,984	$4,598	$6,590	$7,092	$147	$28,632
Loans individually evaluated for impairment	$166	$—	$55	$—	$—		$221
Loans collectively evaluated for impairment	418,894	183,594	204,334	835,587	108,871		1,751,280
Loan balance, December 31, 2021	$419,060	$183,594	$204,389	$835,587	$108,871		$1,751,501
As of December 31, 2020
Loan balance, December 31, 2020	$539,200	$94,423	$143,869	$774,925	$3,916		$1,556,333
Note 5 – Premises and Equipment
The investment in premises and equipment consisted of the following at December 31:

	2022	2021
	(dollars in thousands)
Land	$3,599	$2,672
Buildings	11,745	10,086
Leasehold Improvements	4,049	4,117
Furniture	2,479	2,473
Equipment	5,691	5,234
Software	1,765	934
Projects in process	138	1,375
	29,466	26,891
Less accumulated depreciation and amortization	(11,253)	(9,672)
Premises and equipment, net	$18,213	$17,219
Depreciation and amortization on premises and equipment charged to expense totaled $1.8 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively.
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
The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating lease liabilities. The weighted average discount rate used to discount operating lease liabilities at December 31, 2022 was 3.4%.
The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantees.
Operating leases with original terms of 12 months or less are not included in ROU assets and operating lease liabilities recorded in our consolidated balance sheets. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis. At December 31, 2022, lease expiration dates ranged from less than one month to 22 years, with additional renewal options on certain leases typically ranging from 5 to 10 years. At December 31, 2022, the dollar weighted average remaining lease term for the Company’s operating leases was 8.2 years.
Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $1.4 million for the years ended December 31, 2022 and 2021. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.
The following sets forth, as of December 31, 2022, the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew:

(dollars in thousands)	December 31, 2022
2023	$1,272
2024	864
2025	713
2026	719
2027	667
2028 and thereafter	1,823
Total lease payments	6,058
Less: amounts representing interest	824
Present value of lease liabilities	$5,234
The Company leases its Downtown Everett facility from related parties (Note 12). Office space at a small number of branches is leased and sub-leased to a few tenants on month-to-month and multi-year leases. Lease and sublease income was $157,000 and $127,000 for 2022 and 2021, respectively.

The following table presents the components of total lease expense and operating cash flows for the year ended December 31, 2022:

	For the Year Ended
(dollars in thousands)	December 31, 2022	December 31, 2021
Lease expense:
Operating lease expense	$1,281	$1,283
Variable lease expense	193	148
Total lease expense (1)	$1,474	$1,431
Cash paid:
Cash paid reducing operating lease liabilities	$1,473	$1,419
(1)Included in net occupancy expense in the Consolidated Statements of Income.
Note 7 - Deposits
The composition of consolidated deposits consisted of the following at the periods indicated:

(dollars in thousands)	December 31, 2022	December 31, 2021
	(dollars in thousands)
Demand, noninterest bearing	$775,012	$1,355,908
NOW and money market	1,804,399	789,709
Savings	107,117	103,956
BaaS-brokered deposits	101,546	70,757
Time deposits less than $250,000	21,942	31,057
Time deposits $250,000 and over	7,505	12,400
Total deposits	$2,817,521	$2,363,787
The following table presents the maturity distribution of time deposits as of December 31, 2022:

(dollars in thousands)
Twelve months	$22,219
One to two years	4,956
Two to three years	1,401
Three to four years	828
Four to five years	43
$29,447
CCBX deposits are originated through CCBX partners for true depositor and FDIC insurance purposes. CCBX deposits were primarily noninterest bearing prior to the rate increases in 2022 by the Federal Open Market Committee (“FOMC”). As a result of the interest rate increases, a significant portion of CCBX deposits that were not earning interest were reclassified to interest bearing deposits from noninterest bearing deposits during the first and second quarters of 2022.  These CCBX deposits were reclassified because the current interest rate exceeded the minimum interest rate set in their respective program agreements, as a result of the first and second quarter 2022 interest rate increases by the FOMC, we needed to pay interest to the CCBX partners for these deposits. We do not expect additional CCBX deposits will be reclassified as a result of future rate increases.

Note 8 – Federal Home Loan Bank Advances and Other Borrowings
At December 31, 2022 the Company had no overnight or term FHLB advances. During the year ended December 31, 2022, the Company repaid a total of $25.0 million in FHLB advances. This includes a $10.0 million advance that would have matured in March 2023 and a $15.0 million advance that would have matured in March 2027. We have sufficient liquidity for our current loan demand, and with no prepayment penalty for early repayment, management opted to repay these term advances and save the unnecessary interest expense. At December 31, 2021 the Company had no FHLB overnight advances and $25.0 million in term advances. FHLB advances are secured by a blanket pledge of eligible collateral including first lien single family and multi-family mortgages with a carrying value of $175.1 million and $140.1 million at December 31, 2022 and 2021, respectively. The Company has available borrowing capacity of an additional $120.8 million from FHLB at December 31, 2022, subject to certain collateral requirements and with interest at then stated rate.
The following table provides details on FHLB advance borrowings for the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2022	2021
Maximum amount outstanding at any month-end during period:	$24,999	$24,999
Average outstanding balance during period:	$6,029	$24,999
Weighted average interest rate during period:	1.13%	1.13%
Balance outstanding at end of period:	$—	$24,999
Weighted average interest rate at end of period:	n/a	1.13%
The Company has established an $50.0 million unsecured line of credit with interest payable at the then-stated rate, with PCBB, which expires in June 2023. There were no borrowings on this line at December 31, 2022 or 2021.
The Company has established a Borrower-in-Custody (BIC) arrangement with the FRB, which is secured by eligible loans, with interest payable at the then-stated rate. At December 31, 2022, the Company had pledged commercial real estate loans totaling $45.0 million, which provided available borrowing capacity of $26.7 million. At December 31, 2021, the Company had pledged commercial real estate loans totaling $43.4 million, which provided available borrowing capacity of $21.9 million. There were no borrowings outstanding on this line of credit at December 31, 2022 or 2021.
To bolster the effectiveness of the SBA’s PPP loan program, the Federal Reserve supplied liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The PPP provided loans to small businesses so that they could keep their employees on the payroll and pay for other allowed expenses. If the borrowers met certain criteria, the loan may be forgiven. The PPPLF extended credit to eligible financial institutions that originated PPP loans, taking the loans as collateral at face value. The interest rate was 0.35% and as PPP loans were paid down, the borrowing line also had to be paid down. The Company paid the PPPLF borrowing line in full in June 2021, therefore there was no outstanding balance as of December 31, 2022 or 2021.
The following tables provides details on PPPLF advance borrowings for the periods indicated:

Year Ended December 31,
(dollars in thousands)	2021
Maximum amount outstanding at any month-end during period:	$185,894
Average outstanding balance during period:	$68,699
Weighted average interest rate during period:	0.35%
Balance outstanding at end of period:	$—
Weighted average interest rate at end of period:	0.00%

Note 9 – Subordinated Debt
At December 31, 2022 and 2021, the Company’s subordinated debt was as follows:

	Aggregate Principal Amount December 31, 2022	Aggregate Principal Amount December 31, 2021
	(dollars in thousands)
Total liability, at par	$45,000	$25,000
Less: unamortized debt issuance costs	(1,001)	(712)
Total liability, at carrying value	$43,999	$24,288
On August 18, 2021, the Company entered into a $25.0 million subordinated note purchase agreement. The note matures on September 1, 2031, is fixed for five years at 3.375%, and thereafter is variable at a floating rate, calculated quarterly, based on the 3-month SOFR +2.76%.
On November 1, 2022, the Company entered into a $20.0 million subordinated note purchase agreement. The note matures on November 1, 2032, is fixed for five years at 7.000%, and thereafter is variable at a floating rate, calculated quarterly, based on the 3-month SOFR +2.90%.
Subordinated debt interest expense of $1.2 million and $711,000 was recognized during 2022 and 2021, respectively, and accrued interest payable on these notes totaled $535,000 and $286,000 at December 31, 2022 and 2021, respectively.
Note 10 – Junior Subordinated Debentures
At December 31, 2022 and 2021, the Company’s junior subordinated debentures were as follows:

Coastal (WA) Statutory Trust I	Aggregate Principal Amount December 31, 2022	Aggregate Principal Amount December 31, 2021
	(dollars in thousands)
Total liability, at par	$3,609	$3,609
Less: unamortized debt issuance costs	(21)	(23)
Total liability, at carrying value	$3,588	$3,586
On December 15, 2004, the Company issued $3.6 million floating rate junior subordinated debentures to Coastal (WA) Statutory Trust I, which was formed for the issuance of trust preferred securities. The debentures bear interest at three-month LIBOR plus 2.10% (fully indexed rate of 6.87% and 2.30% at December 31, 2022 and 2021, respectively). Interest is payable quarterly. Interest expense of $143,000 and $84,000 was recognized during 2022 and 2021, respectively, and accrued interest payable on these securities totaled $12,000 and $4,000 at December 31, 2022 and 2021, respectively. There are no principal payments due on these debentures in the next five years.
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
On December 16, 2022, the Federal Reserve Board adopted a final rule that implements the LIBOR Act by identifying benchmark rates based on SOFR (Secured Overnight Financing Rate) that will replace LIBOR formerly known as the London Interbank Offered Rate, in certain financial contracts after June 30, 2023. Congress enacted the LIBOR Act, which was signed into law in March 2022, to provide a uniform, nationwide solution for so-called tough legacy contracts that do not have clear and practicable provisions for replacing LIBOR after June 30, 2023. The LIBOR Act also establishes a litigation safe harbor for lenders that select a LIBOR replacement under certain situations, including the use of a replacement rate selected by the Federal Reserve. As required by the law, the final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR in contracts subject to the Act. These contracts include U.S. contracts that do not mature before LIBOR ends and that lack adequate "fallback" provisions that would replace LIBOR with a practicable replacement benchmark rate. We believe that we will be able to use the benchmark replacements and transition protections provided by the LIBOR Act and Federal Reserve rule to manage through the transition away from LIBOR.
Note 11 –Income Taxes
The components of the income tax for the Company consisted of the following at December 31:

	2022	2021
	(dollars in thousands)
Current tax expense	$21,014	$10,383
Deferred tax benefit	(11,018)	(3,011)
Total tax expense	$9,996	$7,372
At December 31, 2022 the current net income tax receivable was $1.3 million and at December 31, 2021 the net income tax payable was $1.2 million.
A reconciliation of the income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to the income before income taxes is as follows for the year ended December 31:

	2022		2021
	(dollars in thousands)
	Amount	Rate	Amount	Rate
Federal income tax at statutory rate	$10,630	21.0%	$7,219	21.0%
State income taxes	523	1.0	256	0.7
Effect of tax-exempt interest income	(84)	(0.2)	(100)	(0.3)
Stock-based compensation	(987)	(1.9)	(43)	(0.1)
Bank owned life insurance earnings	(76)	(0.2)	(36)	(0.1)
Excess executive compensation	128	0.3	58	0.1
Other	(138)	(0.3)	18	0.1
	$9,996	19.7%	$7,372	21.4%
The Company did not record or accrue any interest and penalties related to income taxes for the years ended December 31, 2022 or 2021. The Company and Bank have entered into a tax allocation agreement, which provides that income taxes shall be allocated between the parties on a monthly basis. The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

The net deferred tax asset consists of the following temporary differences and carryforward items at December 31:

	2022	2021
	(dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$17,076	$6,223
Lease liability	1,212	1,374
Accrued expenses	708	596
Deferred compensation	142	162
Allowance for unfunded commitments	225	277
Nonqualified stock options	108	107
Interest on nonaccrual loans	—	10
Restricted stock options	522	196
Deferred income	79	58
Net unrealized loss on available-for-sale securities	621	—
Other	218	37
Total deferred tax assets	20,911	9,040

Deferred tax liabilities:
Right of use asset	(1,162)	(1,327)
Depreciation and amortization	(977)	(661)
Net unrealized gain on equity security	(314)	(233)
Net unrealized gain on available-for-sale securities	—	(1)
Total deferred tax liabilities	(2,453)	(2,222)
Net deferred tax asset	$18,458	$6,818
The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is regularly assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon its analysis of available evidence, including recent profitability, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of December 31, 2022 will be fully realized and therefore no valuation allowance was recorded.
At December 31, 2022, the Company had no federal net operating loss carryforwards or tax credit carryforwards. The Company files federal and various state income tax returns. Federal tax returns for the 2019 tax year and later are open for examination. The total amount of unrecognized tax benefits, including interest and penalties, at December 31, 2022 was not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.
Note 12 – Related Party Transactions
During 2022 and 2021, the Company had transactions made in the ordinary course of business with certain of its executive officers and directors. All loans included in such transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

A summary of loan transactions follows:

	2022	2021
	(dollars in thousands)
Beginning Balance January 1	$7,976	$8,342
Additions	10,296	1,018
Payments	(4,845)	(1,384)
Ending Balance December 31	$13,427	$7,976
The Company held deposits of $5.5 million and $4.5 million from directors, principal shareholders and executive officers at December 31, 2022 and 2021, respectively. All deposits included in such transactions were made on substantially the same terms, including interest rate, as those prevailing at the time for comparable transactions with other persons.
As discussed in Note 6, the Company leased one facility from a related party in 2022 and 2021. The Everett branch facility is leased from a group of investors, one of which is a director. The Everett lease originated in 1997 for ten years and has been renewed through March 2024. Monthly rent under the Everett lease is $46,000 for the remaining lease term. Rents paid during 2022 and 2021 for the related party Everett lease totaled $546,000 for each year.
The Company utilizes Adams and Duncan, Inc. P.S. for legal services in which one of the Company’s directors is a partner. The services provided include general legal counsel and specialized CCBX agreement counsel. The Company also uses other law firms for legal counsel and specialties such as regulatory and SEC counsel. For fiscal year ended December 31, 2022 and 2021, total payments for legal services were $864,000 and $816,000, respectively.
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
At December 31, 2022 and 2021, the Company had a reserve for unfunded commitments of $974,000 and $1.3 million, respectively, included in other liabilities on the consolidated balance sheet.
Financial instruments whose contract amount represents credit or funding risk were as follows at December 31:

(dollars in thousands; unaudited)	2022	2021
Credit Risk
Commitments to extend credit:
Commercial and industrial loans	$81,568	$70,848
Commercial and industrial loans - capital call lines	772,732	415,956
Construction – commercial real estate loans	109,715	90,946
Construction – residential real estate loans	32,827	43,339
Residential real estate loans	374,735	101,715
Commercial real estate loans	35,024	23,248
Consumer and other loans	793,563	163,510
Total commitments to extend credit	$2,200,164	$909,562
Standby letters of credit	$3,064	$3,040
Funding Risk
Equity investment commitment	$988	$1,090

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commercial and industrial loan commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2022, $1.57 billion of the $2.20 billion in total commitments to extend credit were unconditionally cancelable. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. The type of collateral held varies but may include accounts receivable, inventory, property and equipment, and income- producing commercial properties.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. No losses were incurred in 2022 or 2021 under these commitments.
Commitments to extend credit on CCBX loans are included in the table above and are summarized below:

(dollars in thousands; unaudited)	2022	2021
Commitments to extend credit:
Commercial and industrial loans	$952	$—
Commercial and industrial loans - capital call lines	772,732	415,956
Residential real estate loans	329,193	71,453
Consumer and other loans	792,447	162,266
Total commitments to extend credit	$1,895,324	$649,675
As of December 31, 2022, $1.57 billion in CCBX commitments to extend credit are unconditionally cancelable, compared to $162.3 million at December 31, 2021. The increase in unconditionally cancelable commitments is attributed to growth in CCBX loans. Commitments that are unconditionally cancelable allow us to better manage loan growth, credit concentrations and liquidity. We also limit CCBX partners to a maximum aggregate customer loan balance originated and held on our balance sheet, as shown in the table below.

(dollars in thousands; unaudited)	Type of Lending	Maximum Portfolio Size
Commercial and industrial loans:
Capital call lines	Business - Venture Capital	$350,000
All other commercial & industrial loans	Business - Small Business	65,856
Real estate loans:
Home equity lines of credit	Home Equity - Secured Credit Cards	250,000
Consumer and other loans:
Credit cards	Credit Cards - Primarily Consumer	600,770
Installment loans	Consumer	1,048,134
Other consumer and other loans	Consumer - Secured Credit Builder & Unsecured consumer	190,240
		2,505,000
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

Note 14 – Concentration of Credit Risk
Most of the community bank’s business activity is with customers who are concentrated in the state of Washington. Investments in municipal securities involve governmental entities within the state. Generally, amounts placed or invested in bank accounts are insured by the FDIC up to $250,000 per depositor for each account ownership category at a bank. Uninsured deposits in bank accounts held by the Company and Bank at December 31, 2022 and 2021, totaled $45.4 million and $33.6 million, respectively. Loans to the same borrower are generally limited, by state banking regulations, to 20% of the Bank’s capital and surplus. The Company manages asset quality and controls credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Company regularly utilizes real estate as collateral to reduce the risk of credit loss in the loan portfolio. As of December 31, 2022 and 2021, the Company has a concentration of credit in commercial real estate. Commercial real estate loans are typically secured by the Bank’s first lien position on the subject property. Standby letters of credit were granted primarily to commercial borrowers.
Note 15 - Stock-Based Compensation
Stock Options and Restricted Stock
The 2018 Coastal Financial Corporation Omnibus Plan (2018 Plan) authorizes the Company to grant awards, including but not limited to, stock options, restricted stock units, and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. On May 24, 2021, the Company’s shareholders approved the First Amendment to the 2018 Plan, which increased the authorized plan shares by 600,000. The 2018 Plan replaces both the 2006 Plan and the Directors’ Stock Bonus Plan (2006 Plan). Existing awards will vest under the terms granted and no further awards will be granted under these prior plans. Shares available to be granted under the 2018 plan were 522,822 at December 31, 2022.
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
There were no new options granted in the year ended December 31, 2022.
A summary of stock option activity under the Company’s Plan during the year ended December 31, 2022:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts)
Outstanding at December 31, 2021	694,519	$7.79	4.0	$29,744
Granted	—	$—
Exercised	(247,221)	$5.94
Expired	(75)	$13.35
Forfeited	(9,120)	$10.08
Outstanding at December 31, 2022	438,103	$8.79	4.1	$16,968
Vested or expected to vest at December 31, 2022	438,103	$8.79	4.1	$16,968
Exercisable at December 31, 2022	196,902	$8.07	3.5	$7,767
The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the year ended December 31, 2022 was $10.3 million. The intrinsic value of options exercised during the year ended December 31, 2021 was $1.2 million.

As of December 31, 2022, there was $1.1 million of total unrecognized compensation cost related to nonvested stock options granted under the Plan. Total unrecognized compensation costs is adjusted for unvested forfeitures. The Company expects to recognize that cost over a weighted-average period of approximately 4.5 years. Compensation expense recorded related to stock options was $331,000 and $357,000 for the years ended December 31, 2022 and 2021, respectively.
Restricted Stock Units
In the first quarter of 2022, the Company granted 53,721 restricted stock units under the 2018 Plan to employees, which vest ratably over 4 years and 150 restricted stock units which vest ratably over 10 years. In the second quarter of 2022, the Company granted 9,831 restricted stock units under the 2018 Plan to employees, which vest ratably over 5 years and 7,000 restricted stock units that vest ratably over 3 years. Additionally, the Company granted 53,000 performance-based restricted stock units under the 2018 Plan to an employee, that vest on June 1, 2028, the quantity of which is dependent upon achievement of specified performance goals. In the third quarter of 2022, the Company granted 20,000 restricted stock units under the 2018 Plan to employees, which vest in two blocks: 10,000 vest after 5 years and the remaining 10,000 vest after 7.5 years. In the fourth quarter of 2022, the Company granted 1,054 restricted stock units under the 2018 Plan to an employee which vests in two blocks: 527 shares vest after three years and the remaining 527 shares vest after five years.
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
As of December 31, 2022, there was $8.9 million of total unrecognized compensation cost related to nonvested restricted stock units. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 3.4 years. Compensation expense recorded related to restricted stock units was $1.9 million and $616,000 for the year ended December 31, 2022 and 2021, respectively.
A summary of the Company’s nonvested restricted stock units at December 31, 2022 and changes during the year is presented below:

Nonvested shares - RSUs	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts)
Nonvested shares at December 31, 2021	269,844	$21.70	$7,803
Granted	144,756	$39.66
Forfeited	(6,734)	$24.95
Vested	(27,817)	$20.03
Nonvested shares at December 31, 2022	380,049	$28.61	$7,187
The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.
Restricted Stock Awards
Employees
There were no new restricted stock awards granted to employees in the year ended December 31, 2022.

The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.
As of December 31, 2022, there was $45,000 of total unrecognized compensation cost related to nonvested restricted stock awards. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 5.1 years. Compensation expense recorded related to restricted stock awards was $9,000 and $134,000 for the years ended December 31, 2022 and 2021, respectively.
Director’s Stock Bonus
Under the 2018 Plan, in May 2022 eligible directors were each granted stock with a total market value of $35,000, and the Board Chair was granted stock with a total market value of $55,000. Committee chairs received additional stock with a market value of $2,500 for each committee chaired at the time of the award. Stock is granted as of each annual meeting date and will cliff vest one day prior to the next annual meeting date. During the vesting period, the grants are considered participating securities.
In May 2022, there were 10,396 shares granted to ten directors at an estimated fair value of $37.30 per share. As of December 31, 2022, there was $151,000 of total unrecognized compensation expense related to director stock awards. Compensation expense related to the Plan totaled $295,000 and $173,000 for the years ended December 31, 2022 and 2021, respectively.
A summary of the Company’s nonvested shares at December 31, 2022 and changes during the year is presented below:

Nonvested shares - RSAs	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts)
Nonvested shares at December 31, 2021	10,203	$23.78	$274
Granted	10,396	$37.30
Forfeited	—	$—
Vested	(7,203)	$26.27
Nonvested shares at December 31, 2022	13,396	$32.94	$195
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
The Company determines and sets 401(k) contributions each year. Company matching contributions will be approved by the board of directors annually on a discretionary basis. In 2022 and 2021, the Company provided matching contributions totaling $1.3 million and $1.1 million, respectively.
Deferred compensation plan - The Company established a deferred compensation plan in 2003 for certain management personnel. Two former employees were covered by this plan and the plan is now distributing benefits to these retired individuals. The plan was designed to help supplement retirement benefits for participants. The benefits may be funded by bank-owned life insurance policies. The life insurance policies had a cash surrender value of $12.7 million and $12.3 million at December 31, 2022 and 2021, respectively. Liabilities to employees, which are being accrued over the life of the participant’s Plan, were $616,000 and $744,000 at December 31, 2022 and 2021, respectively. Compensation expense related to this Plan was $48,000 and $56,000 for the years ended December 31, 2022 and 2021, respectively. Payments of accrued benefits totaling $175,000 were made during 2022 and 2021.

Note 17 - Regulatory Matters
Banks and bank holding companies are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the financial statements of the Bank and the Company.
Historically, the Company had been operating under the Small Bank Holding Company Policy Statement, which exempts bank holding companies that have total consolidated assets of less than $3.0 billion and meet other criteria from the Federal Reserve’s risk-based- and leverage capital rules.
Because the Company’s consolidated assets exceeded $3.0 billion as of September 30, 2022, the Company is no longer eligible for the Federal Reserve’s Small Bank Holding Company Policy Statement and will also be evaluated relative to the capital adequacy standards established by the Federal Reserve going forward. A bank holding company that crosses the $3.0 billion total consolidated assets threshold as of June 30 of a particular year is no longer permitted to file reports as a small holding company beginning the following March. The Company was not in excess of $3.0 billion as of June 30, 2022, and accordingly prepared and filed financial reports with the Federal Reserve as a small bank holding company. Currently, the Federal Reserve assesses the capital position of the Company based on these reports by reviewing its debt-to-equity ratio and its capacity to serve as a source of strength to the Bank. If the Company’s total consolidated assets remain in excess of $3.0 billion as of June 30, 2023, starting in March 2024 the Company will cease filing financial reports with the Federal Reserve as though it were a small bank holding company.
Under the regulatory capital adequacy guidelines, the Company and Bank must meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital ratios and the Bank’s classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital and common equity Tier 1 capital to risk- weighted assets (as defined in the regulations), and Tier 1 capital to average adjusted total consolidated assets (as defined). According to regulatory guidelines, only the amount of deferred tax assets that can be realized within the next 12 months based on projected taxable income is allowed in the computation. There were no disallowed deferred tax assets at December 31, 2022 and 2021.
Under the capital adequacy guidelines on the regulatory framework for prompt corrective action (as set forth in the table on the next page), the Bank met the criteria to be considered well capitalized as of December 31, 2022 and 2021. Such determination has been made based on the Bank’s total risk-based capital ratio, Tier 1 risk-based capital ratio, common equity Tier 1 risk-based capital ratio, and leverage ratio. There have been no conditions or events since December 31, 2022, that management believes would change the Bank’s category.
Under capital adequacy regulations, the Company and the Bank must maintain a capital conservation buffer of common equity Tier 1 capital of more than 2.5% above the minimum risk-based capital ratios to avoid restrictions on the payment of capital distributions and discretionary bonus payments.
Management believes the Company and the Bank exceed all capital adequacy requirements to which they are subject, including the ratios described below and the capital conservation buffer, as of December 31, 2022.

The Company and Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Minimum Required for Capital Adequacy Purposes (1)		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2022
Leverage Capital (to average assets)
Consolidated	$249,250	7.97%	$125,141	4.00%	N/A	N/A
Bank Only	267,699	8.56%	125,025	4.00%	156,281	5.00%
Common Equity Tier 1 risk-based capital ratio (to risk-weighted assets)
Consolidated	245,750	8.92%	124,027	4.50%	N/A	N/A
Bank Only	267,699	9.73%	123,822	4.50%	178,854	6.50%
Tier 1 Capital (to risk-weighted assets)
Consolidated	249,250	9.04%	165,370	6.00%	N/A	N/A
Bank Only	267,699	9.73%	165,096	6.00%	220,128	8.00%
Total Capital (to risk-weighted assets)
Consolidated	329,203	11.94%	220,493	8.00%	N/A	N/A
Bank Only	302,595	11.00%	220,128	8.00%	275,160	10.00%
December 31, 2021
Leverage Capital (to average assets)
Consolidated	$204,585	8.07%	$101,460	4.00%	N/A	N/A
Bank Only	201,783	7.96%	101,350	4.00%	126,687	5.00%
Common Equity Tier 1 risk-based capital ratio (to risk-weighted assets)
Consolidated	201,085	11.06%	81,834	4.50%	N/A	N/A
Bank Only	201,783	11.12%	81,623	4.50%	117,900	6.50%
Tier 1 Capital (to risk-weighted assets)
Consolidated	204,585	11.25%	109,112	6.00%	N/A	N/A
Bank Only	201,783	11.12%	108,830	6.00%	145,107	8.00%
Total Capital (to risk-weighted assets)
Consolidated	252,405	13.88%	145,483	8.00%	N/A	N/A
Bank Only	224,545	12.38%	145,107	8.00%	181,384	10.00%
(1)Presents the minimum capital adequacy requirements that apply to the Bank (excluding the capital conservation buffer) and the Company. Prior to September 30, 2022, the Company operated under the Small Bank Holding Company Policy Statement and therefore was not subject to Basel III capital adequacy requirements.

Note 18 - Fair Value Measurements
The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	December 31, 2022		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$32,722	$32,722	$32,722	$—	$—
Interest earning deposits with other banks	309,417	309,417	309,417	—	—
Investment securities	98,353	98,233	97,015	1,218	—
Other investments	10,555	10,555	—	7,983	2,572
Loans receivable	2,627,256	2,580,183	—	—	2,580,183
Accrued interest receivable	17,815	17,815	—	17,815	—
Financial liabilities
Deposits	$2,817,521	$2,816,602	$—	$2,816,602	$—
Subordinated debt	43,999	42,743	—	42,743	—
Junior subordinated debentures	3,588	3,484	—	3,484	—
Accrued interest payable	684	684	—	684	—
_______________________________________

	December 31, 2021		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$14,496	$14,496	$14,496	$—	$—
Interest earning deposits with other banks	798,665	798,665	798,665	—	—
Investment securities	36,623	36,675	34,998	1,677	—
Other investments	8,478	8,478	—	6,156	2,322
Loans receivable, net	1,714,103	1,686,124	—	—	1,686,124
Accrued interest receivable	8,105	8,105	—	8,105	—
Financial liabilities
Deposits	$2,363,787	$2,363,624	$—	$2,363,624	$—
FHLB advances	24,999	24,447	—	24,447	—
Subordinated debt	24,288	21,891	—	21,891	—
Junior subordinated debentures	3,586	2,771	—	2,771	—
Accrued interest payable	357	357	—	357	—
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
Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
December 31, 2022
Available-for-sale
U.S. Treasury securities	$97,015	$—	$—	$97,015
U.S. Agency collateralized mortgage obligations	—	51	—	51
U.S. Agency residential mortgage-backed securities	—	1	—	1
Municipals	—	250	—	250
	$97,015	$302	$—	$97,317
December 31, 2021
Available-for-sale
U.S. Treasury securities	$34,998	$—	$—	$34,998
U.S. Agency collateralized mortgage obligations	—	70	—	70
U.S. Agency residential mortgage-backed securities	—	3	—	3
Municipals	—	256	—	256
	$34,998	$329	$—	$35,327
The following methods were used to estimate the fair value of the class of financial instruments above:
Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2022 and 2021. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
December 31, 2022
Impaired loans	$—	$—	$7,080	$7,080
Equity securities			2,572	2,572
Total	$—	$—	$9,652	$9,652

December 31, 2021
Impaired loans	$—	$—	$221	$221
Equity securities			2,322	2,322
Total	$—	$—	$2,543	$2,543
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
Assets measured at fair value using significant unobservable inputs (Level 3)
The following table presents the carrying value of equity securities without readily determinable fair values, as of December 31, 2022 and 2021, with adjustments recorded during the periods presented for those securities with observable price changes, if applicable. These equity securities are included in other investments on the balance sheet.

	For the Year Ended December 31,
(dollars in thousands)	2022	2021
Carrying value, beginning of period	$2,322	$850
Purchases	350	—
Observable price change	(100)	1,472
Carrying value, end of period	$2,572	$2,322

Assets measured at fair value using significant unobservable inputs (Level 3)
The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the dates indicated:

(unaudited)	Valuation Technique	Unobservable Inputs	December 31, 2022 Weighted Average Rate	December 31, 2021 Weighted Average Rate
Impaired loans	Collateral valuations	Discount to appraised value	8.0%	8.0%
Note 19 – Revenue from Contracts with Customers
All of the Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income. The following table presents the Company’s noninterest income by revenue stream for the years ended December 31:

	2022	2021
	(dollars in thousands)
Deposit service charges and fees
Interchange income	$2,055	$1,959
Merchant service fees	508	568
Overdraft fees	310	316
Other	931	855
Loan referral fees	810	2,126
Mortgage broker fees	257	920
BaaS program income (1)	12,934	6,716
Other income (2)	346	393
Total noninterest income subject to Topic 606	18,151	13,853
BaaS enhancements / guarantees (1)	105,945	10,591
Gain (loss) on equity investment	(153)	1,469
Gain on sale of branch	—	1,263
Gain on sale of loans, net	—	396
Loan servicing fees	223	248
Earnings on life insurance	361	172
Lease and sublease income	157	126
Total noninterest income not subject to Topic 606	106,533	14,265
Total noninterest income	$124,684	$28,118
(1)See description below for detailed components of BaaS fees and related Topic 606 applicability.
(2)Includes the following immaterial income streams that are within the scope of Topic 606: wire transfer fees, annuity fees, and brokerage fees.
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
The following tables presents the BaaS fees that are within and not within the scope of Topic 606:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2022	2021
Program income - within the scope of Topic 606
Servicing and other BaaS fees	$4,408	$4,467	$(59)
Transaction	3,211	544	2,667
Interchange	2,583	701	1,882
Reimbursement of expenses	2,732	1,004	1,728
Total BaaS program income	12,934	6,716	6,218
Guarantees - not within the scope of Topic 606:
BaaS credit enhancement	76,374	9,086	67,288
BaaS fraud enhancement	29,571	1,505	28,066
Total BaaS enhancements / guarantees	105,945	10,591	95,354
Total BaaS fees	$118,879	$17,307	$101,572

Note 20 - Earnings Per Common Share
The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Year Ended
(dollars in thousands, except per share data)	December 31, 2022	December 31, 2021
Net Income	$40,625	$27,005
Basic weighted average number common shares outstanding	12,949,266	12,022,954
Dilutive effect of equity-based awards	565,686	498,472
Diluted weighted average number common shares outstanding	13,514,952	12,521,426
Basic earnings per share	$3.14	$2.25
Diluted earnings per share	$3.01	$2.16
Antidilutive stock options and restricted stock outstanding	147,423	176,097
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
Income and expenses that are specific to CCBX are recorded to the CCBX segment. Included in noninterest expense for the community bank is administrative overhead of $27.2 million and $19.0 million for the year ended December 31, 2022 and December 31, 2021, respectively. Both the community bank and the CCBX segment benefit from this administrative overhead and services, which includes shared operational activities such as data management, compliance monitoring and other administration functions.
Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables for the periods indicated:

	December 31, 2022			December 31, 2021
	Bank	CCBX	Total	Bank	CCBX	Total
	(dollars in thousands)
Total assets	$2,097,885	$1,046,582	$3,144,467	$2,282,514	$353,003	$2,635,517
Total loans receivable	1,614,751	1,012,505	2,627,256	1,396,060	346,675	1,742,735
Allowance for loan losses	(20,636)	(53,393)	(74,029)	(20,299)	(8,333)	(28,632)
Total deposits	1,538,218	1,279,303	2,817,521	1,647,529	716,258	2,363,787

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Bank	CCBX	Total	Bank	CCBX	Total
	(dollars in thousands)
Net interest income	$85,075	$86,700	$171,775	$73,004	$6,433	$79,437
Provision for loan losses	$719	78,345	79,064	1,275	8,640	9,915
Noninterest income (1)	$5,652	119,032	124,684	10,713	17,405	28,118
Noninterest expense	$64,114	102,660	166,774	51,547	11,716	63,263
(1) For the year ended December 31, 2022, CCBX noninterest income includes credit enhancement recovery of $76.4 million, fraud recovery of $29.6 million, servicing and other BaaS fees of $7.6 million, reimbursement of expenses of $2.7 million, and interchange income of $2.6 million. For the year ended December 31, 2021, CCBX noninterest income includes credit enhancement recovery of $9.1 million, fraud recovery of $1.5 million, servicing and other BaaS fees of $5.0 million, reimbursement of expenses of $1.0 million, and interchange income of $701,000.

Note 22 – Parent Company Only Condensed Financial Information
Condensed financial information of Coastal Financial Corporation follows:

	December 31, 2022	December 31, 2021
ASSETS
Cash	$22,904	$24,306
Investment in trust equities	109	109
Investment in subsidiaries	265,741	202,258
Other investments	3,028	2,482
Total loans receivable	—	350
Other assets	(150)	124
TOTAL ASSETS	$291,632	$229,629
LIABILITIES AND SHAREHOLDERS' EQUITY
Junior subordinated debentures, net of issuances costs	$3,588	$3,586
Subordinated debt, net of debt issuance costs	43,999	24,288
Interest and dividends payable	546	290
Other liabilities	5	243
Shareholders' equity	243,494	201,222
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$291,632	$229,629

	Year ended December 31,
	2022	2021
INTEREST INCOME
Interest earned loans receivable	$(14)	$14
Interest bearing other investments	4	3
Total interest income	(10)	17
INTEREST EXPENSE
Interest on borrowed funds	1,322	795
Total interest expense	1,322	795
Net interest expense	(1,332)	(778)
PROVISION FOR LOAN LOSSES	350	—
Net interest expense after provision for loan losses	(1,682)	(778)
NONINTEREST INCOME
Unrealized (loss) gain on equity investment	(153)	1,469
Other income	23	—
Total noninterest income	(130)	1,469
NONINTEREST EXPENSE
Other expenses	711	576
Total noninterest expense	711	576
Loss before income taxes and undistributed net income of subsidiary	(2,523)	115
Equity in undistributed income of consolidated subsidiaries	42,674	26,917
Income tax (benefit) expense	(474)	27
NET INCOME	$40,625	$27,005

	Year ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,625	$27,005
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed income of consolidated subsidiaries	(42,674)	(26,917)
Stock-based compensation	295	162
Unrealized loss (gain) on equity investment	153	(1,469)
Decrease (increase) in other assets	274	5
Increase in other liabilities	106	452
Net cash used by operating activities	(1,221)	(762)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(20,925)	(26,500)
Investments in loans receivable	350	(350)
Investments in other, net	(699)	(163)
Net cash used by investing activities	(21,274)	(27,013)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,468	360
Proceeds from public offering, net	—	32,387
Proceeds from subordinated debt	19,625	24,263
Repayment of subordinated debt	—	(10,000)
Net cash provided by financing activities	21,093	47,010
NET CHANGE IN CASH	(1,402)	19,235
Cash, beginning of year	24,306	5,071
Cash, end of year	$22,904	$24,306
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2022. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this annual report.
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
Our management assessed its internal control structure over financial reporting as of December 31, 2022 using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2022.
Attestation Report of the Independent Registered Public Accounting Firm
Not applicable for an emerging growth company.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, such controls.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Board of Directors
For information relating to the directors of the Company, the section captioned “Items to be Voted on by Shareholders—Item 1—Election of Directors” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated herein by reference.
Executive Officers
For information relating to officers of the Company, see Part I, Item 1, “Business—Information About Our Executive Officers” to this Annual Report on Form 10-K.
Delinquent Section 16(a) Reports
For information regarding compliance with Delinquent Section 16(a) Reports, the section captioned “Stock Information—Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated herein by reference.
Disclosure of Code of Ethics
For information concerning the Company’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to shareholders on the Company’s website at www.coastalbank.com.
Audit Committee
For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance—Meetings and Committees of the Board of Directors—Audit Committee” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated herein by reference.
Item 11.    Executive Compensation
Executive Compensation
For information regarding executive compensation, the sections captioned “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
(a)Security Ownership of Certain Beneficial Owners
Information required by this item is incorporated herein by reference to the section captioned “Stock Information” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders.
(b)Security Ownership of Management
Information required by this item is incorporated herein by reference to the section captioned “Stock Information” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

(c)Changes in Control
Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company the operation of which may at a subsequent date result in a change in control of the registrant.
(d)Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2022.

(dollars in thousands, except per share amounts; unaudited)	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (1)
Equity compensation plan approved by stockholders	438,103	$8.79	522,822
Equity compensation plan not approved by shareholders	-	-	-
Total	438,103	$8.79	522,822
(1) This number has been reduced by the number of securities to be issued upon the exercise of outstanding options, also reported in this table.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated herein by reference.
Director Independence
For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
For information regarding the principal accountant fees and expenses, the section captioned “Item 2—Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(1)The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Report on Form 10-K.
(2)All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)Exhibits

No.	Description	Location

3.1	Second Amended and Restated Certificate of Incorporation of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

3.2	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

3.3	Amended and Restated Bylaws of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

4.1*	Form of Common Stock Certificate of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

4.2	Description of Securities	Incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001-38589), filed with the Commission on March 12, 2020.

4.3	Form of 3.375% Fixed-to-Floating Rate Subordinated Note due September 1, 2031	Incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-38589), filed with the Securities and Exchange Commission on August 18, 2021.

10.1+	2006 Stock Option and Equity Compensation Plan	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.2+	First Amendment to the 2006 Stock Option and Equity Compensation Plan	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38589), filed with the Commission on August 7, 2020.

10.3+	Directors’ Stock Bonus Plan	Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.4+	2018 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.5+	Coastal Financial Corporation Annual Incentive Plan	Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.6+	Second Amended and Restated Employment Agreement by and among Coastal Financial Corporation, Coastal Community Bank and Eric M. Sprink dated October 4, 2021.	Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38589), filed with the Securities and Exchange Commission on October 7, 2021.

10.7+	Amended and Restated Change in Control Severance Agreement by and among Coastal Financial Corporation, Coastal Community Bank, and Joel Edwards	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.8	Lease dated October 21, 1996, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.9	Lease Amendment 1.0 dated as of August 15, 2006, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.10	Lease Amendment 2.0 dated as of March 31, 2008, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.11	Lease Amendment 3.0 dated as of June 29, 2009, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.12	Lease Amendment 4.0 dated as of January 31, 2023, between certain persons and Coastal Community Bank	Filed herewith

10.13	Investment Agreement dated as of March 30, 2011, between Coastal Financial Corporation and Steven D. Hovde	Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.14	First Amendment to Investment Agreement dated as of May 9, 2019, between Coastal Financial Corporation and Steven D. Hovde	Incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.15#	Program Agreement dated as of September 26, 2019 by and between Coastal Community Bank and Aspiration Financial, LLC	Incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A (File No. 001-38589) filed on March 21, 2019.

10.16+	Form of Change in Control Severance Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38589), filed with the Commission on May 8, 2020.

10.17+	Amended Non-Employee Director Compensation Policy	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38589), filed with the Commission on November 6, 2020.

10.18	Form of Subordinated Note Purchase Agreement, dated as of August 18, 2021	Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38589), filed with the Securities and Exchange Commission on August 18, 2021.

10.19	Form of subordinated Note Purchase Agreement, dated as of November 1, 2022	Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38589), filed with the Securities and Exchange Commission on November 1, 2022.

21.1	Subsidiaries	Incorporated herein by reference to Exhibit 21.1 of the Company’s Form 10-K (File No. 001-38589), filed with the Securities and Exchange Commission on March 14, 2022.

23.1	Consent of Moss Adams LLP	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements	Filed herewith

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)
_______________________________________
+    Management contract or compensatory plan, contract or arrangement.
#    Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.
*Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	March 15, 2023	/s/ Eric M. Sprink
Eric M. Sprink
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric M. Sprink	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2023
Eric M. Sprink

/s/ Joel G. Edwards	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2023
Joel G. Edwards

/s/ Christopher D. Adams	Chair of the Board	March 15, 2023
Christopher D. Adams

/s/ Andrew P. Skotdal	Vice Chair of the Board	March 15, 2023
Andrew P. Skotdal

/s/ Pamela Unger	Director	March 15, 2023
Pamela Unger

/s/ Rilla Delorier	Director	March 15, 2023
Rilla Delorier

/s/ Steven D. Hovde	Director	March 15, 2023
Steven D. Hovde

/s/ Stephan Klee	Director	March 15, 2023
Stephan Klee

/s/ Thomas D. Lane	Director	March 15, 2023
Thomas D. Lane

/s/ Sadhana Akella-Mishra	Director	March 15, 2023
Sadhana Akella-Mishra

/s/ Michael Patterson	Director	March 15, 2023
Michael Patterson

/s/ Gregory A. Tisdel	Director	March 15, 2023
Gregory A. Tisdel