Form 10-Q
period 2023-03-31
COASTAL FINANCIAL CORP
filed 2023-05-10
CIK 1437958

Table of Contents,

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2023, there were 13,283,232 shares of the issuer’s common stock outstanding.

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
Factors that may affect our results are disclosed in “Item 1A. Risk Factors” in Part II of this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”). Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the difficult market conditions and unfavorable economic conditions and uncertainties associated with the coronavirus, and variants thereof (“COVID-19”) pandemic, including the emergence of variant strains of the virus, particularly in the markets in which we operate and in which our loans are concentrated, including declines in housing markets, an increase in unemployment levels and slowdowns in economic growth; our expected future financial results; the overall health of the local and national real estate market; the impacts related to or resulting from recent bank failures and other economic and industry volatility, including potential increased regulatory requirements and costs and potential impacts to macroeconomic conditions; the credit risk associated with our loan portfolio, such as possible additional credit losses and impairment of collectability of loans as a result of the COVID-19 pandemic and policies and programs implemented by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), including its automatic loan forbearance provisions and the effects on our loan portfolio from our Paycheck Protection Program (“PPP”) lending activities, specifically with our commercial real estate loans; our level of nonperforming assets and the costs associated with resolving problem loans; business and economic conditions generally and in the financial services industry, nationally and within our market area, including as a result of the COVID-19 pandemic, particularly in the markets in which we operate and in which our loans are concentrated; our ability to maintain an adequate level of allowance for credit losses; our ability to successfully manage liquidity risk; our ability to implement our growth strategy and manage costs effectively; the composition of our senior leadership team and our ability to attract and retain key personnel; our ability to raise additional capital to implement our business plan; changes in market interest rates and impacts of such changes on our profits and business; the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; interruptions involving our information technology and telecommunications systems or third-party servicers; our ability to maintain our reputation; increased competition in the financial services industry; regulatory guidance on commercial lending concentrations; our relationship with broker-dealers and digital financial service providers; the effectiveness of our risk management framework; the costs and obligations associated with being a publicly traded company; the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject; the extensive regulatory framework that applies to us; the impact of recent and future legislative and regulatory changes and economic stimulus programs; and other changes in banking, securities and tax laws and regulations, and their application by our regulators; the impact on our operations due to epidemic illnesses, natural or man-made disasters, such as wildfires, the effects of regional or national civil unrest, and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions; the impact of benchmark interest rate reform in the U.S. and implementation of alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”), to the London Interbank Offered Rate (“LIBOR”); fluctuations in the value of the securities held in our securities portfolio; governmental monetary and fiscal policies; material weaknesses in our internal control over financial reporting; and our success at managing the risks involved in the foregoing items.
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

Table of Contents,
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands)

ASSETS
	March 31, 2023	December 31, 2022
Cash and due from banks	$37,676	$32,722
Interest earning deposits with other banks (restricted cash of $0 at March 31, 2023 and December 31, 2022)	356,240	309,417
Investment securities, available for sale, at fair value	97,999	97,317
Investment securities, held to maturity, at amortized cost	3,705	1,036
Other investments	11,346	10,555
Loans held for sale	27,292	—
Loans receivable	2,837,204	2,627,256
Allowance for credit losses	(89,123)	(74,029)
Total loans receivable, net	2,748,081	2,553,227
CCBX credit enhancement asset	76,395	53,377
CCBX receivable	13,681	10,416
Premises and equipment, net	18,030	18,213
Operating lease right-of-use assets	4,812	5,018
Accrued interest receivable	19,321	17,815
Bank-owned life insurance, net	12,761	12,667
Deferred tax asset, net	20,527	18,458
Other assets	3,167	4,229
Total assets	$3,451,033	$3,144,467

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$3,095,223	$2,817,521
Subordinated debt, net
Principal amount $45,000 (less unamortized debt issuance costs of $969 and $1,001) at March 31, 2023 and December 31, 2022, respectively	44,031	43,999
Junior subordinated debentures, net
Principal amount $3,609 (less unamortized debt issuance costs of $21 at March 31, 2023 and December 31, 2022)	3,588	3,588
Deferred compensation	582	616
Accrued interest payable	874	684
Operating lease liabilities	5,022	5,234
CCBX payable	30,794	20,419
Other liabilities	12,156	8,912
Total liabilities	3,192,270	2,900,973
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at March 31, 2023 and December 31, 2022; issued and outstanding: zero shares at March 31, 2023 and December 31, 2022	—	—
Common stock, no par value:
Authorized: 300,000,000 shares at March 31, 2023 and December 31, 2022; 13,281,533 shares at March 31, 2023 issued and outstanding and 13,161,147 shares at December 31, 2022 issued and outstanding	127,447	125,830
Retained earnings	133,123	119,998
Accumulated other comprehensive loss, net of tax	(1,807)	(2,334)
Total shareholders’ equity	258,763	243,494
Total liabilities and shareholders’ equity	$3,451,033	$3,144,467
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents,

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except for per share data)

	Three Months Ended March 31,
	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$66,431	$29,632
Interest on interest earning deposits with other banks	3,097	402
Interest on investment securities	553	71
Dividends on other investments	30	37
Total interest income	70,111	30,142
INTEREST EXPENSE
Interest on deposits	14,958	553
Interest on borrowed funds	662	321
Total interest expense	15,620	874
Net interest income	54,491	29,268
PROVISION FOR CREDIT LOSSES - LOANS	43,544	12,942
PROVISION FOR UNFUNDED COMMITMENTS	153	—
Net interest income after provision for credit losses - loans and unfunded commitments	10,794	16,326
NONINTEREST INCOME
Deposit service charges and fees	910	884
Loan referral fees	—	602
Gain on sales of loans, net	123	—
Mortgage broker fees	19	123
Unrealized (loss) gain on equity securities, net	39	—
Other income	280	265
Noninterest income, excluding BaaS program income and BaaS indemnification income	1,371	1,874
Servicing and other BaaS fees	948	1,169
Transaction fees	917	493
Interchange fees	789	432
Reimbursement of expenses	921	372
BaaS program income	3,575	2,466
BaaS credit enhancements	42,362	13,075
BaaS fraud enhancements	1,999	4,571
BaaS indemnification income	44,361	17,646
Total noninterest income	49,307	21,986
NONINTEREST EXPENSE
Salaries and employee benefits	15,575	11,085
Occupancy	1,219	1,136
Data processing and software licenses	1,840	1,861
Legal and professional expenses	3,062	708
Point of sale expense	753	248
Excise taxes	455	349
Federal Deposit Insurance Corporation ("FDIC") assessments	595	604
Director and staff expenses	626	344
Marketing	95	99
Other expense	890	1,120
Noninterest expense, excluding BaaS loan and BaaS fraud expense	25,110	17,554
BaaS loan expense	17,554	8,290
BaaS fraud expense	1,999	4,571
BaaS loan and fraud expense	19,553	12,861
Total noninterest expense	44,663	30,415
Income before provision for income taxes	15,438	7,897

Table of Contents,

PROVISION FOR INCOME TAXES	3,047	1,667
NET INCOME	$12,391	$6,230
Basic earnings per common share	$0.94	$0.48
Diluted earnings per common share	$0.91	$0.46
Weighted average number of common shares outstanding:
Basic	13,196,960	12,898,746
Diluted	13,609,491	13,475,337
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents,

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
NET INCOME	$12,391	$6,230
OTHER COMPREHENSIVE INCOME (LOSS), before tax
Securities available-for-sale
Unrealized holding income (loss) during the period	678	(349)
Income tax (expense) benefit related to unrealized holding gain/loss	(151)	70
OTHER COMPREHENSIVE INCOME (LOSS), net of tax	527	(279)
COMPREHENSIVE INCOME	$12,918	$5,951
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents,

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands)

	Shares of Common Stock		Amount of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2021	12,875,315		$121,845	$79,373	$4	$201,222
Net income	—		—	6,230	—	6,230
Vesting of restricted stock units	26,288		—	—	—	—
Exercise of stock options	26,945		208	—	—	208
Stock-based compensation	—		539	—	—	539
Other comprehensive loss, net of tax	—		—	—	(279)	(279)
BALANCE, March 31, 2022	12,928,548		$122,592	$85,603	$(275)	$207,920

BALANCE, December 31, 2022	13,161,147		$125,830	$119,998	$(2,334)	$243,494
Adjustment to retained earnings; adoption of ASU 2016- 13	—	0	—	734	—	734
Net income	—		—	12,391	—	12,391
Vesting of restricted stock units	42,402		—	—	—	—
Exercise of stock options	77,984		567	—	—	567
Stock-based compensation	—		1,050	—	—	1,050
Other comprehensive income, net of tax	—		—	—	527	527
BALANCE, March 31, 2023	13,281,533		$127,447	$133,123	$(1,807)	$258,763
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents,

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,391	$6,230
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses - loans	43,544	12,942
Depreciation and amortization	466	419
Loss on disposition of fixed assets	—	(35)
Decrease in operating lease right-of-use assets	206	269
Decrease in operating lease liabilities	(212)	(266)
Gain on sales of loans	(123)	—
Net (discount accretion)/premium amortization on investment securities	(6)	(12)
Unrealized holding loss (gain) on equity investment	(39)	—
Stock-based compensation	1,050	539
Increase in bank-owned life insurance value	(94)	(88)
Deferred tax benefit	(2,439)	1
Net change in CCBX receivable	(3,265)	(3,610)
Net change in CCBX credit enhancement asset	(18,553)	(11,571)
Net change in CCBX payable	10,375	4,536
Net change in other assets and liabilities	3,330	(1,372)
Total adjustments	34,240	1,752
Net cash provided by operating activities	46,631	7,982
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	—	(134,912)
Purchase of investment securities held for investment	(2,679)	—
Change in other investments, net	(752)	(1,453)
Principal paydowns of investment securities available-for-sale	2	7
Principal paydowns of investment securities held-to-maturity	9	10
Maturities and calls of investment securities available-for-sale	—	35,000
Proceeds from sales of loans held for sale	74,050	—
Purchase of loans	(47,886)	(57,268)
Increase in loans receivable, net	(295,583)	(167,010)
Purchases of premises and equipment, net	(284)	(1,300)
Net cash used by investing activities	(273,123)	(326,926)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and money market, and savings	280,089	215,769
Net decrease in time deposits	(2,387)	(3,086)
Net repayment from long term FHLB borrowing	—	(24,999)
Proceeds from exercise of stock options	567	208
Net cash provided by financing activities	278,269	187,892
NET CHANGE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	51,777	(131,052)
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	342,139	813,161
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of quarter	$393,916	$682,109
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$15,430	$761
Income taxes paid	165	12
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$678	$(13)
In conjunction with ASU 2016-02 as detailed in Note 6 to the Unaudited Consolidated Financial Statements, the following assets and liabilities were recognized:
Operating lease right-of-use assets	$69	$—
Operating lease liabilities	$(69)	$—
Non-cash investing and financing activities:
Transfer from loans to loans held for sale	$101,219	$—
Adjustment to retained earnings - adoption of ASU 2016-13, net of deferred tax	$(734)	$—
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
We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. The Company’s business is conducted through three reportable segments: CCBX, the community bank and treasury & administration.  The CCBX segment provides Banking as a Service (“BaaS”) that allows our broker dealers and digital financial service partners to offer their customers banking services. Through CCBX’s partners the Company is able to offer banking services and products across the nation.The community bank segment includes all community banking activities with a primary focus on providing a wide range of banking products and services to consumers and small to medium-sized businesses, professionals, and individuals in the broader Puget Sound region in the state of Washington through its 14 branches in Snohomish, Island and King Counties, and through the Internet and its mobile banking application. The treasury & administration segment includes treasury management, overall administration and all other aspects of the Company.
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
Financial statement presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting requirements and with instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2023. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the entire year.
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
Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that its critical accounting policies include determining the allowance for credit losses, the valuation of the Company’s deferred tax assets, and fair value of financial instruments. Actual results could differ significantly from those estimates.

Table of Contents,
Implementation of ASU 2016-13 - On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require increases or decreases in credit losses be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believe it is more likely than not the Company will be required to sell the security before recovery of the amortized cost basis.
The Company adopted ASC 326 using the modified retrospective method. Results for the reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The day one CECL adjustment for community bank loans included a reduction of $310,000 to the community bank allowance and a reduction of $340,000 related to the community bank unfunded commitment reserve. This was offset by an increase to the CCBX allowance for $4.2 million. With the mirror image approach accounting related to the credit enhancement for CCBX partner loans, there was a CECL day one increase to the indemnification asset in the amount of $4.5 million. Net, the day one impact to retained earnings for the Bank’s transition to CECL was an increase of $954,000, excluding the impact of income taxes.
Management has separately evaluated its held-to-maturity investment securities and determined that no loss reserves were required.
Implementation of ASU 2022-02 - On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings ("TDR") and Vintage Disclosures. The ASU eliminated the accounting guidance for TDR loans by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. This ASU was effective upon adoption of ASU 2016-13 and was applied on a prospective basis. During the quarter ended March 31, 2023, the Company did not have any loans that were modified to borrowers experiencing financial difficulty.
Accounting policy update –
Allowance for Credit Losses - effective January 1, 2023 with the adoption of ASU 2016-13
Loans and unfunded commitments
The allowance for credit losses ("ACL") is an estimate of the expected credit losses on financial assets measured at amortized cost. The ACL is evaluated and calculated on a collective basis for those loans which share similar risk characteristics. At each reporting period, the Company evaluates whether the loans in a pool continue to exhibit similar risk characteristics as the other loans in the pool and whether it needs to evaluate the allowance on an individual basis. The Company must estimate expected credit losses over the loans’ contractual terms, adjusted for expected prepayments. In estimating the life of the loan, the Company cannot extend the contractual term of the loan for expected extensions, renewals, and modifications, unless the extension or renewal options are included in the contract at the reporting date and are not unconditionally cancellable by the Company. Because expected credit losses are estimated over the contractual life adjusted for estimated prepayments, determination of the life of the loan may significantly affect the ACL. The Company has chosen to segment its portfolio consistent with the manner in which it manages the risk of the type of credit.
•Community Bank Portfolio: The ACL calculation is derived from loan segments utilizing loan level information and relevant available information from internal and external sources related to past events and current conditions. In addition, the Company incorporates a reasonable and supportable forecast.
•CCBX Portfolio: The Bank calculates the ACL on loans on an aggregate basis based on each partner and product level, segmenting the risk inherent in the CCBX portfolio based on qualitative and quantitative trends in the portfolio.

Table of Contents,
Also included in the ACL are qualitative reserves to cover losses that are expected, but in the Company’s assessment may not be adequately represented in the quantitative method. For example, factors that the Company considers include environmental business conditions, borrower’s financial condition, credit rating and the volume and severity of past due loans and non-accrual loans. Based on this analysis, the Company records a provision for loan losses to maintain the allowance at appropriate levels.
Determining the amount of the allowance is considered a critical accounting estimate, as it requires significant judgment and the use of subjective measurements, including management’s assessment of overall portfolio quality. The Company maintains the allowance at an amount the Company believes is sufficient to provide for estimated losses expected to occur in the Company’s loan portfolio at each balance sheet date, and fluctuations in the provision for credit losses may result from management’s assessment of the adequacy of the allowance. Changes in these estimates and assumptions are possible and may have a material impact on the Company’s allowance, and therefore the Company’s financial position, liquidity or results of operations. The Company has elected to exclude accrued interest receivable from the amortized cost basis in its ACL calculation as accrued interest is written off in a timely manner when deemed uncollectable.
For more information and discussion related to the allowance for credit losses on loans, see “Note 4 - Loans and Allowance for Credit Losses” in the Consolidated Financial Statements.
In addition to the ACL on loans held for investment, CECL requires a balance sheet liability for expected losses on unfunded commitments, which is recognized if both the following conditions are met: (1) the Company has a present contractual obligation to extend credit; and (2) the obligation is not unconditionally cancellable by the Company. Loan commitments may have a funded and unfunded portion, of which the liability for unfunded commitments is derived based upon the commitments to extend credit to a borrower (e.g., an estimate of expected credit losses is not established for unfunded portions of loan commitment that are unconditionally cancellable by the Company). The expected credit losses for funded portions are reported in the previously discussed ACL. The Company segments its unfunded commitment portfolio consistent with the ACL calculation, separating between unfunded lines and commitments to originate. The Company incorporates the probability of funding (i.e. estimate of utilization) for each segment and then utilizes the ACL loss rates for each segment on an aggregate basis to calculate the allowance for unfunded commitments
Available-for-sale debt securities
For available-for-sale debt securities with fair value below amortized cost, the security is considered impaired. When the Company does not intend to sell the debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, then the Company assesses the impairment for potential expected credit losses. Impairment related to a credit loss is measured using the discounted cash flow method. Credit loss recognition is limited to the fair value of the security. The impairment is recognized by establishing an ACL through provision for credit losses. Impairment related to noncredit factors is recognized in accumulated other comprehensive income, net of applicable taxes. The Company evaluates AFS security impairment on a quarterly basis.
Held-to-maturity debt securities
For held-to-maturity debt securities, expected losses are evaluated and calculated on a collective basis for those securities which share risk characteristics. The Company aggregates record level securities calculations and reports the security portfolio segments based on shared risk characteristics. The only segment included in the held-to-maturity portfolio are U.S. Agency Residential Mortgage Backed Securities which have an expected zero credit loss.

Table of Contents,
The following table illustrates the impact of ASU 2016-13:

	January 1, 2023
	As reported under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Allowance for credit losses	$77,881	$74,029	$3,852
CCBX credit enhancement asset	57,842	53,377	4,465
Deferred tax asset	18,238	18,458	(220)
Liabilities:
Unfunded commitment reserve	634	974	(340)
Shareholders' Equity:
Retained earnings	120,732	119,998	734
Subsequent Events - The Company has evaluated events and transactions subsequent to March 31, 2023 for potential recognition or disclosure.
Reclassifications - Certain amounts reported in prior quarters' consolidated financial statements may have been reclassified to conform to the current presentation with no effect on stockholders’ equity or net income.
Note 2 - Recent accounting standards
Recent Accounting Guidance Not Yet Effective
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2024. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

Table of Contents,
Note 3 - Investment Securities
The following table summarizes the amortized cost, fair value, and allowance for credit losses and the corresponding amounts of gross unrealized gains and losses of available-for-sale securities recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses of held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands; unaudited)
March 31, 2023
Available-for-sale
U.S. Treasury securities	$99,974	$—	$(2,275)	$97,699	$—
U.S. Agency collateralized mortgage obligations	52	—	(2)	50	—
U.S. Agency residential mortgage-backed securities	—	—	—	—	—
Municipal bonds	250	—	—	250	—
Total available-for-sale securities	100,276	—	(2,277)	97,999	—
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. Agency residential mortgage-backed securities	3,705	—	(108)	3,597	—
Total held-to-maturity securities	$3,705	$—	$(108)	$3,597	$—
Total investment securities	$103,981	$—	$(2,385)	$101,596	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands; unaudited)
December 31, 2022
Available-for-sale
U.S. Treasury securities	$99,967	$—	$(2,952)	$97,015
U.S. Agency collateralized mortgage obligations	54	—	(3)	51
U.S. Agency residential mortgage-backed securities	1	—	—	1
Municipal bonds	250	—	—	250
Total available-for-sale securities	100,272	—	(2,955)	97,317
Held-to-maturity
U.S. Agency residential mortgage-backed securities	1,036	—	(120)	916
Total investment securities	$101,308	$—	$(3,075)	$98,233
Accrued interest on available-for-sale securities was $187,000 and $723,000 at March 31, 2023 and December 31, 2022, respectively, accrued interest on held-to-maturity securities was $14,000 and $3,000 at March 31, 2023 and December 31, 2022, respectively,. Accrued interest on securities is excluded from the balances in the preceding table of securities receivable, and is included in accrued interest receivable on the Company's consolidated balance sheets.

Table of Contents,
The amortized cost and fair value of debt securities at March 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers or the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are shown separately, since they are not due at a single maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands; unaudited)
March 31, 2023
Amounts maturing in
One year or less	$100,224	$97,949	$—	$—
	100,224	97,949	—	—
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	52	50	3,705	3,597
	$100,276	$97,999	$3,705	$3,597
Investments in debt securities with an amortized cost of $37.8 million at March 31, 2023 and December 31, 2022, were pledged to secure public deposits and for other purposes as required or permitted by law. During the three months ended March 31, 2023, no securities matured. During the three months ended March 31, 2023, one security was purchased for $2.7 million.
There were no sales of securities during the three months ended March 31, 2023 or 2022.
There were seven securities with a $2.4 million unrealized loss as of March 31, 2023. There were six securities in an unrealized loss position as of December 31, 2022. The following table shows the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands; unaudited)
March 31, 2023
Available-for-sale
U.S. Treasury securities	$—	$—	$97,699	$2,275	$97,699	$2,275
U.S. Agency collateralized mortgage obligations	—	—	50	2	50	2
Total available-for-sale securities	—	—	97,749	2,277	97,749	2,277
Held-to-maturity
U.S. Agency residential mortgage-backed securities	2,672	7	925	101	3,597	108
Total investment securities	$2,672	$7	$98,674	$2,378	$101,346	$2,385

Table of Contents,
Management has evaluated the above securities and does not believe that any individual unrealized loss as of March 31, 2023, will be recognized into income. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. Management believes there is a high probability of collecting all contractual amounts due, because the majority of the securities in the portfolio are backed by government agencies or government sponsored enterprises. However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one year time horizon or perhaps even until maturity. Based on management's analysis no allowance for credit losses was required on these securities.
Note 4 - Loans and Allowance for Credit Losses
During the quarter ended March 31, 2023, $101.2 million in CCBX loans were transferred to loans held for sale, with $73.9 million in loans sold. A portion of these loans were sold at par and a portion were sold with a gain on sale of $123,000. As of March 31, 2023 $27.3 million in residential real estate secured lines of credit loans remain in loans held for sale. At December 31, 2022, there were no loans held for sale.
The Company adopted the CECL methodology for measuring credit losses as of January 1, 2023. All disclosures as of and for the three months ended March 31, 2023 are presented in accordance with Topic 326. The Company did not recast comparative financial periods and has presented those disclosures under previously applicable GAAP.

Table of Contents,
The composition of the loan portfolio is as follows as of the periods indicated:

March 31,
2023
(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$158,873
Real estate loans:
Construction, land and land development loans	206,635
Residential real estate loans	206,140
Commercial real estate loans	1,102,771
Consumer and other loans:
Other consumer and other loans	2,860
Gross Community Bank loans receivable	1,677,279
CCBX
Commercial and industrial loans:
Capital call lines	$118,796
All other commercial & industrial loans	48,669
Real estate loans:
Residential real estate loans	249,367
Consumer and other loans:
Credit cards	318,187
Other consumer and other loans	431,481
Gross CCBX loans receivable	1,166,500
Total gross loans receivable	2,843,779
Net deferred origination fees and premiums	(6,575)
Total loans receivable	$2,837,204

December 31,
2022
(dollars in thousands; unaudited)
Commercial and industrial loans	$312,628
Real estate loans:
Construction, land, and land development	214,055
Residential real estate	449,157
Commercial real estate	1,048,752
Consumer and other loans	608,771
Gross loans receivable	2,633,363
Net deferred origination fees and premiums	(6,107)
Loans receivable	$2,627,256
Accrued interest on loans, which is excluded from the balances in the preceding table of loans receivable, was $18.7 million and $17.0 million at March 31, 2023 and December 31, 2022, respectively, and was included in accrued interest receivable on the Company's consolidated balance sheets.
Included in commercial and industrial loans as of March 31, 2023 and December 31, 2022, is $118.8 million and $146.0 million, respectively in capital call lines, provided to venture capital firms through one of our BaaS clients. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our BaaS client and the underwriting is reviewed and approved by the Bank on every line. Also included in commercial and

Table of Contents,
industrial loans are Paycheck Protection Program (“PPP”) loans of $3.8 million at March 31, 2023 and $4.7 million at December 31, 2022. PPP loans are 100% guaranteed by the Small Business Administration (“SBA”).
Consumer and other loans includes overdrafts of $3.9 million and $2.7 million at March 31, 2023 and December 31, 2022, respectively. Community bank overdrafts were $1.3 million and $94,000 at March 31, 2023 and December 31, 2022, respectively and CCBX overdrafts were $2.6 million at March 31, 2023 and December 31, 2022.
The Company has pledged loans totaling $910.5 million and $220.1 million at March 31, 2023 and December 31, 2022, respectively, for borrowing lines at the FHLB and FRB.
The balance of SBA and USDA loans and participations sold and serviced for others totaled $12.6 million and $14.3 million at March 31, 2023 and December 31, 2022, respectively.
The balance of Main Street Lending Program (“MSLP”) loans including participations to others with servicing retained totaled $58.0 million at March 31, 2023 and December 31, 2022, with $3.1 million in MSLP loans on the balance sheet and included in commercial and industrial loans at March 31, 2023, and December 31, 2022.
The Company, at times, purchases individual loans through the community bank at fair value as of the acquisition date. The Company held purchased loans with remaining balances that totaled $9.4 million and $9.6 million as of March 31, 2023 and December 31, 2022, respectively. Unamortized premiums on these loans totaled $164,000 and $167,000 as of March 31, 2023 and December 31, 2022, respectively, and are amortized into interest income over the life of the loans.
The Company has purchased participation loans with remaining balances totaling $62.5 million and $63.9 million as of March 31, 2023 and December 31, 2022, respectively. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan.
The Company purchased loans from a CCBX partner, at par, through agreements with that CCBX partner, and those loans had a remaining balance of $180.9 million as of March 31, 2023 and $157.4 million as of December 31, 2022. As of March 31, 2023, $168.2 million is included in consumer and other loans and $12.7 million is included in commercial and industrial loans, compared to $146.1 million in consumer and other loans and $11.3 million in commercial and industrial loans as of December 31, 2022.
The following is a summary of the Company’s loan portfolio segments:
Commercial and industrial loans – Commercial and industrial loans are secured by business assets including inventory, receivables and machinery and equipment of businesses located generally in the Company’s primary market area and capital calls on venture and investment funds. Also included in commercial and industrial loans are $48.7 million in unsecured CCBX partner loans. Loan types include PPP loans, revolving lines of credit, term loans, and loans secured by liquid collateral such as cash deposits or marketable securities. Also included in commercial and industrial loans are loans to other financial institutions. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.
As of March 31, 2023, $118.8 million in outstanding CCBX capital call lines are included in commercial and industrial loans compared to $146.0 million at December 31, 2022. Capital call lines are provided to venture capital firms. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our CCBX partner and the underwriting is reviewed by the Bank on every line/loan.
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

Table of Contents,
commercial building. The primary risks include the borrower’s ability to pay and the inability of the Company to recover its investment due to a material decline in the fair value of the underlying collateral.
Residential real estate loans – Residential real estate includes various types of loans for which the Company holds real property as collateral. Included in this segment are first and second lien single family loans, occasionally purchased by the Company to diversify its loan portfolio, and rental portfolios secured by one-to-four family homes. The primary risks of residential real estate loans include the borrower’s inability to pay, material decreases in the value of the collateral, and significant increases in interest rates which may make the loan unprofitable.
As of March 31, 2023, $249.4 million in loans originated through CCBX partners are included in residential real estate loans, compared to $244.6 million at December 31, 2022. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card. Home equity lines of credit are classified as residential real estate per regulatory guidelines.
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
Consumer and other loans – The community bank originates a limited number of consumer loans, generally for banking customers only, which consist primarily of lines of credit, saving account secured loans, and auto loans. CCBX originates consumer loans including credit cards, consumer term loans and secured and unsecured lines of credit. This loan category includes overdrafts. Repayment of these loans is dependent on the borrower’s ability to pay and the fair value of the underlying collateral, if any.
As of March 31, 2023, $749.7 million in CCBX loans are included in consumer and other loans compared to $607.0 million at December 31, 2022.

Table of Contents,
Past Due and Nonaccrual Loans
The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
March 31, 2023
Community Bank
Commercial and industrial loans	$—	$—	$—	$158,873	$158,873	$—
Real estate loans:
Construction, land and land development	—	66	66	206,569	206,635	—
Residential real estate	195	—	195	205,945	206,140	—
Commercial real estate	92	6,901	6,993	1,095,778	1,102,771	—
Consumer and other loans	3	—	3	2,857	2,860	—
Total community bank	$290	$6,967	$7,257	$1,670,022	$1,677,279	$—
CCBX
Commercial and industrial loans:
Capital call lines	$—	$—	$—	$118,796	$118,796	$—
All other commercial & industrial loans	589	187	776	47,893	48,669	187
Real estate loans:
Residential real estate loans	2,582	946	3,528	$245,839	$249,367	946
Consumer and other loans:
Credit cards	15,273	17,772	33,045	$285,142	$318,187	17,772
Other consumer and other loans	19,494	5,657	25,151	406,330	431,481	5,657
Total CCBX	$37,938	$24,562	$62,500	$1,104,000	$1,166,500	$24,562
Total community bank and CCBX	$38,228	$31,529	$69,757	$2,774,022	2,843,779	$24,562
Less net deferred origination fees and premiums					(6,575)
Loans receivable					$2,837,204

Table of Contents,

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
December 31, 2022
Commercial and industrial loans	$393	$486	$879	$311,749	$312,628	$404
Real estate loans:
Construction, land and land development	—	66	66	213,989	214,055	—
Residential real estate	1,016	876	1,892	447,265	449,157	876
Commercial real estate	95	6,901	6,996	1,041,756	1,048,752	—
Consumer and other loans	37,932	24,815	62,747	546,024	608,771	24,815
	$39,436	$33,144	$72,580	$2,560,783	$2,633,363	$26,095
Less net deferred origination fees and premiums					(6,107)
Loans receivable					$2,627,256
There were $24.6 million in loans past due 90 days or more and still accruing interest as of March 31, 2023, and $26.1 million as of December 31, 2022. This is attributed to loans originated through CCBX lending partners which continue to accrue interest up to 180 days past due. As of March 31, 2023 and December 31, 2022, $23.6 million and $25.5 million, respectively, of loans past due 90 days or more are covered by credit enhancements provided by our CCBX partners that protect the Bank against credit losses.
The accrual of interest on community bank loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are 90 days past due as to either principal or interest, unless they are well secured and in the process of collection.  Installment/closed-end, and revolving/open-end consumer loans originated through CCBX lending partners will continue to accrue interest until 120 and 180 days past due, respectively and an allowance is recorded through provision expense for these expected losses. For installment/closed-end and revolving/open-end consumer loans originated through CCBX lending partners with balances outstanding beyond 120 days and 180 days past due, respectively, principal and capitalized interest outstanding is charged off against the allowance and accrued interest outstanding is reversed against interest income. These consumer loans are reported as nonperforming/substandard, 90 days or more days past due and still accruing.
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

Table of Contents,
An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	March 31,		December 31,
	2023		2022
	Total Nonaccrual	Nonaccrual with No ACL	Total Nonaccrual
	(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$15	$—	$113
Real estate loans:
Construction, land and land development	66	66	66
Commercial real estate	6,901	6,901	6,901
Consumer and other loans	—	—	—
Total nonaccrual loans	$6,982	$6,967	$7,080
In some circumstances, the Company modifies loans in response to borrower financial difficulty, and generally provides for a temporary modification of loan repayment terms. In order for a modified loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow for an extended period of time, usually at least six months in duration.
No loans were modified for borrowers experiencing financial difficulty in the three months ended March 31, 2023 and 2022.
Credit Quality and Credit Risk
Federal regulations require that the Company periodically evaluate the risks inherent in its loan portfolio. In addition, the Company’s regulatory agencies have authority to identify problem loans and, if appropriate, require them to be reclassified. The Company establishes loan grades for loans at the origination of the loan. Changes to community bank loan grades are considered at the time new information about the performance of a loan becomes available, including the receipt of updated financial information from the borrower and after loan reviews. For consumer loans, the Bank follows the FDIC’s Uniform Retail Credit Classification and Account Management Policy for subsequent classification in the event of payment delinquencies or default. Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement. Credit deterioration is evidenced by delinquency, direct communications with the borrower or other borrower information that becomes known to management. Credit improvements are evidenced by known facts regarding the borrower or the collateral property. The Company classifies some loans as Watch or Other Loans Especially Mentioned (“OLEM”). Loans classified as Watch are performing assets but have elements of risk that require more monitoring than other performing loans and are reported in the OLEM column in the following table. Loans classified as OLEM are assets that continue to perform but have shown deterioration in credit quality and require close monitoring. There are three classifications for problem loans: Substandard, Doubtful, and Loss. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Revolving (open-ended loans, such as credit cards) and installment (closed end) consumer loans originated through CCBX partners continue to accrue interest until they are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards) and are classified as substandard. Doubtful loans have the weaknesses of loans classified as Substandard, with additional characteristics that suggest the weaknesses make collection or recovery in full after liquidation of collateral questionable on the basis of currently existing facts, conditions, and values. There is a high possibility of loss in loans classified as Doubtful. A loan classified as Loss is considered uncollectible and of such little value that continued classification of the credit as a loan is not warranted. If a loan or a portion thereof is classified as Loss, it must be charged-off, meaning the amount of the loss is charged against the allowance for credit losses, thereby reducing that reserve.

Table of Contents,
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. As of March 31, 2023 and December 31, 2022, based on the most recent analysis performed, the risk category of community bank loans by year of origination is as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of March 31, 2023
Commercial and industrial loans
Risk rating
Pass	$7,788	$60,221	$15,938	$11,172	$15,299	$2,414	$38,622	$1,370	$152,824
Other Loan Especially Mentioned	—	—	1,763	1,411	194	—	2,618	—	5,986
Substandard	—	—	—	—	—	63	—	—	63
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - All other commercial and industrial loans	$7,788	$60,221	$17,701	$12,583	$15,493	$2,477	$41,240	$1,370	$158,873
Current period gross write-offs	$—	$—	$—	$—	$—	$46	$—	$—	$46

Real estate loans - Construction, land and land development loans
Risk rating
Pass	$5,338	$77,892	$111,263	$3,338	$937	$1,665	$663	$—	$201,096
Other Loan Especially Mentioned	—	—	3,148	2,325	—	—	—	—	5,473
Substandard	—	—	—	—	—	66	—	—	66
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Construction, land and land development loans	$5,338	$77,892	$114,411	$5,663	$937	$1,731	$663	$—	$206,635
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Table of Contents,

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
Real estate loans - Residential real estate loans
Risk rating
Pass	$2,208	$45,065	$41,615	$36,274	$32,820	$27,109	$20,960	$—	$206,051
Other Loan Especially Mentioned	—	—	—	43	—	46	—	—	89
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Residential real estate loans	$2,208	$45,065	$41,615	$36,317	$32,820	$27,155	$20,960	$—	$206,140
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate loans - Commercial real estate loans
Risk rating
Pass	$55,067	$273,374	$206,504	$151,862	$141,706	$244,305	$7,426	$1,764	$1,082,008
Other Loan Especially Mentioned	—	3,303	2,211	—	514	7,593	—	—	13,621
Substandard	—	—	—	92	6,901	—	149	—	7,142
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Commercial real estate loans	$55,067	$276,677	$208,715	$151,954	$149,121	$251,898	$7,575	$1,764	$1,102,771
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Table of Contents,

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
Consumer and other loans - Other consumer and other loans
Risk rating
Pass	$1,362	$313	$18	$708	$60	$241	$158	$—	$2,860
Other Loan Especially Mentioned	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans - Other consumer and other loans	$1,362	$313	$18	$708	$60	$241	$158	$—	$2,860
Current period gross write-offs	$4	$—	$—	$—	$—	$—	$—	$—	$4

Total community bank loans
Risk rating
Pass	$71,763	$456,865	$375,338	$203,354	$190,822	$275,734	$67,829	$3,134	$1,644,839
Other Loan Especially Mentioned	—	3,303	7,122	3,779	708	7,639	2,618	—	25,169
Substandard	—	—	—	92	6,901	129	149	—	7,271
Doubtful	—	—	—	—	—	—	—	—	—
Total community bank loans	$71,763	$460,168	$382,460	$207,225	$198,431	$283,502	$70,596	$3,134	$1,677,279
Current period gross write-offs	$4	$—	$—	$—	$—	$46	$—	$—	$50

Table of Contents,
The Company considers the performance of the CCBX loan portfolio and its impact on the allowance for credit losses. For CCBX loans, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the loans in CCBX based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of March 31, 2023
Commercial and industrial loans - Capital call lines
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$118,796	$—	$118,796
Nonperforming	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - Capital call lines	$—	$—	$—	$—	$—	$—	$118,796	$—	$118,796
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans - All other commercial and industrial loans
Payment performance
Performing	$31,726	$15,541	$74	$34	$—	$—	$1,107	$—	$48,482
Nonperforming	—	151	—	—	—	—	36	—	187
Total commercial and industrial loans - All other commercial and industrial loans	$31,726	$15,692	$74	$34	$—	$—	$1,143	$—	$48,669
Current period gross write-offs	$—	$718	$12	$—	$—	$—	$—	$—	$730

Real estate loans - Residential real estate loans
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$141,079	$107,342	$248,421
Nonperforming	—	—	—	—	—	—	946	—	946
Total real estate loans - Residential real estate loans	$—	$—	$—	$—	$—	$—	$142,025	$107,342	$249,367
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$737	$—	$737

Table of Contents,

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)

Consumer and other loans - Credit cards
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$300,415	$—	$300,415
Nonperforming	—	—	—	—	—	—	17,772	—	17,772
Total consumer and other loans - Credit cards	$—	$—	$—	$—	$—	$—	$318,187	$—	$318,187
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$8,481	$—	$8,481

Consumer and other loans - Other consumer and other loans
Payment performance
Performing	$191,238	$191,628	$29,230	$313	$1,297	$591	$11,527	$—	$425,824
Nonperforming	—	3,413	809	—	—	18	1,417	—	5,657
Total consumer and other loans - Other consumer and other loans	$191,238	$195,041	$30,039	$313	$1,297	$609	$12,944	$—	$431,481
Current period gross write-offs	$—	$16,723	$5,361	$47	$117	$93	$1,828	$—	$24,169

Total CCBX loans
Payment performance
Performing	$222,964	$207,169	$29,304	$347	$1,297	$591	$572,924	$107,342	$1,141,938
Nonperforming	—	3,564	809	—	—	18	20,171	—	24,562
Total CCBX loans	$222,964	$210,733	$30,113	$347	$1,297	$609	$593,095	$107,342	$1,166,500
Current period gross write-offs	$—	$17,441	$5,373	$47	$117	$93	$11,046	$—	$34,117

Table of Contents,
Loans by credit quality risk rating are as follows as of the periods indicated:

	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands; unaudited)
December 31, 2022
Commercial and industrial loans	$304,840	$7,219	$569	$—	$312,628
Real estate loans:
Construction, land, and land development	206,304	7,685	66	—	214,055
Residential real estate	448,185	96	876	—	449,157
Commercial real estate	1,030,650	11,201	6,901	—	1,048,752
Consumer and other loans	583,956	—	24,815	—	608,771
	$2,573,935	$26,201	$33,227	$—	2,633,363
Less net deferred origination fees					(6,107)
Loans receivable					$2,627,256
Allowance for Credit Losses ("ACL")
On January 1, 2023, the Company adopted ASU 2016-13, which replaces the incurred loss methodology with an expected loss methodology that is referred to as ACL. See Note 1, Description of Business and Summary of Significant Accounting Policies. As a result of implementing CECL, there was a one-time adjustment to the 2023 opening allowance balance of $3.9 million.
CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by absorbing most losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans and reclassified negative deposit accounts. When the provision for CCBX credit losses and provision for unfunded commitments are recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements). Expected losses are recorded in the allowance for credit losses. The credit enhancement asset is relieved when credit enhancement payments and recoveries are received from the CCBX partner. CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by absorbing incurred credit and fraud losses. If the partner is unable to fulfill their contracted obligations then the Bank could be exposed to additional credit losses. In accordance with the program agreement for one CCBX partner, the Company is responsible for credit losses on approximately 10% of a $137.4 million loan portfolio. At March 31, 2023, 10% of this portfolio represented $13.9 million in loans. The partner is responsible for credit losses on approximately 90% of this portfolio and for fraud losses on 100% of this portfolio. The Company earns 100% of the revenue on the aforementioned $13.9 million of loans.

Table of Contents,
The following tables summarize the allocation of the ACL, as well as the activity in the ACL attributed to various segments in the loan portfolio, as of and for the three months ended March 31, 2023 and the allocation and activity of the loans and allowance for loan losses ("ALLL ") attributed to the various segments in the loan portfolio for the three months ended March 31, 2022:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands; unaudited)
Three Months Ended March 31, 2023
ACL balance, December 31, 2022	$4,831	$7,425	$4,142	$5,470	$50,996	$1,165	$74,029
Impact of adopting CECL (ASC 326)	1,428	(1,589)	1,623	1,240	2,315	(1,165)	$3,852
Provision for credit losses or (recapture)	3,165	(92)	1,958	796	37,717	—	43,544
	9,424	5,744	7,723	7,506	91,028	—	121,425
Loans charged-off	(776)	—	(737)	—	(32,654)	—	(34,167)
Recoveries of loans previously charged-off	3	—	—	—	1,862	—	1,865
Net (charge-offs) recoveries	(773)	—	(737)	—	(30,792)	—	(32,302)
ACL balance, March 31, 2023	$8,651	$5,744	$6,986	$7,506	$60,236	$—	$89,123

Three Months Ended March 31, 2022
ALLL balance, December 31, 2021	$3,221	$6,984	$4,598	$6,590	$7,092	$147	$28,632
Provision for loan losses or (recapture)	296	608	1,160	(1,273)	10,823	1,328	12,942
	3,517	7,592	5,758	5,317	17,915	1,475	41,574
Loans charged-off	(5)	—	—	—	(2,803)	—	(2,808)
Recoveries of loans previously charged-off	2	—	—	—	2	—	4
Net (charge-offs) recoveries	(3)	—	—	—	(2,801)	—	(2,804)
Balance, March 31, 2022	$3,514	$7,592	$5,758	$5,317	$15,114	$1,475	$38,770
The following table summarizes the allocation of the allowance for loan losses attributed to various segments in the loan portfolio as of December 31, 2022.

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

Table of Contents,
The following table presents the collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	Real Estate	Business Assets	Total	ACL
	(dollars in thousands; unaudited)
March 31, 2023
Commercial and industrial loans	$—	$15	$15	$6
Real estate loans:
Construction, land and land development	66	—	66	—
Residential real estate	—	—	—	—
Commercial real estate	6,901	—	6,901	—
Total	$6,967	$15	$6,982	$6

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
The following tables summarize the Company’s average recorded investment and interest income recognized on impaired loans by loan class for the period indicated:

	Three Months Ended
	March 31, 2022
	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands; unaudited)
Commercial and industrial loans	$148	$—
Real estate loans:
Construction, land and land development	—	—
Residential real estate	55	—
Commercial real estate	—	—
Total	$203	$—

Table of Contents,
Note 5 - Deposits
The composition of consolidated deposits consisted of the following at the periods indicated:

	March 31, 2023	December 31, 2022
	(dollars in thousands; unaudited)
Demand, noninterest bearing	$761,800	$775,012
NOW and money market	2,207,121	1,804,399
Savings	99,241	107,117
Total core deposits	3,068,162	2,686,528
Brokered deposits	1	101,546
Time deposits less than $250,000	19,386	21,942
Time deposits $250,000 and over	7,674	7,505
Total deposits	$3,095,223	$2,817,521
The following table presents the maturity distribution of time deposits as of March 31, 2023:

(dollars in thousands; unaudited)
Twelve months	$21,548
One to two years	2,992
Two to three years	1,527
Three to four years	389
Four to five years	547
Thereafter	57
$27,060
Included in total deposits is $94.3 million in IntraFi network NOW and money market sweep accounts as of March 31, 2023, which provides our customers with fully insured deposits through a sweep to other financial institutions.
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
The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating lease liabilities. The weighted average discount rate as of March 31, 2023 was 3.45%.
The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantees.
Operating leases with terms of 12 months or less are not included in ROU assets and operating lease liabilities recorded in the Company’s consolidated balance sheets. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis. At March 31, 2023, lease expiration dates ranged from 11 months to 21.9 years, with additional renewal options on certain leases typically ranging from 5 to 10 years. At March 31, 2023, the weighted average remaining lease term inclusive of renewal options that the Company is reasonably certain to renew for the Company’s operating leases was 8.1 years.

Table of Contents,
Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $358,000 three months ended March 31, 2023, and $346,000 for the three months ended March 31, 2022. Variable lease components, such as inflation adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.
The following table presents the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew, at March 31, 2023:

(dollars in thousands; unaudited)	March 31, 2023

April 1 to December 31, 2023	$987
2024	894
2025	715
2026	719
2027	667
2028 and thereafter	1,823
Total lease payments	5,805
Less: amounts representing interest	783
Present value of lease liabilities	$5,022
The following table presents the components of total lease expense and operating cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(dollars in thousands; unaudited)
Lease expense:
Operating lease expense	$321	$320
Variable lease expense	52	41
Total lease expense (1)	$373	$361
Cash paid:
Cash paid reducing operating lease liabilities	$379	$358
(1)Included in net occupancy expense in the Condensed Consolidated Statements of Income (unaudited).
Note 7 - Stock-Based Compensation -
Stock Options and Restricted Stock
The 2018 Coastal Financial Corporation Omnibus Plan (2018 Plan) authorizes the Company to grant awards, including but not limited to, stock options, restricted stock units, and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. On May 24, 2021, the Company’s shareholders approved the First Amendment to the 2018 Plan, which increased the authorized plan shares by 600,000. The 2018 Plan replaces both the 2006 Plan and the Directors’ Stock Bonus Plan (2006 Plan). Existing awards will vest under the terms granted and no further awards will be granted under these prior plans. Shares available to be granted under the 2018 plan were 452,780 at March 31, 2023.
Stock Option Awards
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company uses the vesting term and contractual life to determine the expected life. The risk-free interest rate for periods within the contractual

Table of Contents,
life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense related to unvested stock option awards is reversed at date of forfeiture.
There were no new stock options granted in the three months ended March 31, 2023 and 2022.
A summary of stock option activity under the 2018 Plan and 2006 Plan during the three months ended March 31, 2023:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts; unaudited)
Outstanding at December 31, 2022	438,103	$8.79	4.1	$16,968
Granted	—	—
Exercised	(77,984)	7.38
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2023	360,119	$9.10	4.2	$9,692
Vested or expected to vest at March 31, 2023	360,119	$9.10	4.2	$9,692
Exercisable at March 31, 2023	174,590	$8.65	3.9	$4,776
The total or aggregate intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the three months ended March 31, 2023 was $2.3 million. The total or aggregate intrinsic value of options exercised during the three months ended March 31, 2022 was $1.1 million.
As of March 31, 2023, there was $982,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan and 2006 Plan. Total unrecognized compensation costs are adjusted for unvested forfeitures. The Company expects to recognize that cost over a remaining weighted-average period of approximately 4.3 years. Compensation expense recorded related to stock options was $140,000 for the three months ended March 31, 2023 and $120,000 for the three months ended March 31, 2022.
Restricted Stock Units
In the first quarter of 2023, the Company granted 73,611 restricted stock units ("RSUs") under the 2018 Plan to employees, which vest ratably over 4 years and 1,084 restricted stock units which vest ratably over 5 years.
RSUs provide for an interest in Company common stock to the recipient, the underlying stock is not issued until certain conditions are met. Vesting requirements include time-based, performance-based, or market-based conditions. Recipients of RSUs do not pay any cash consideration to the Company for the units and the holders of the restricted units do not have voting rights. The fair value of time-based and performance-based units is equal to the fair market value of the Company’s common stock on the grant date. The fair value of market-based units is estimated on the grant date using the Monte Carlo simulation model. Compensation expense is recognized over the vesting period that the awards are based. RSUs are nonparticipating securities.
As of March 31, 2023, there was $11.2 million of total unrecognized compensation cost related to nonvested RSUs. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 4.4 years. Compensation expense recorded related to RSUs was $812,000 for the three months ended March 31, 2023 and $374,000 for the three months ended March 31, 2022.

Table of Contents,
A summary of the Company’s nonvested RSUs at March 31, 2023 and changes during the three month period is presented below:

Nonvested shares - RSUs	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2022	380,151	$28.61	$7,187
Granted	74,695	$43.44
Forfeited	(4,653)	$38.88
Vested	(42,402)	$30.01
Nonvested shares at March 31, 2023	407,791	$31.06	$2,017
Restricted Stock Awards
Employees
There were no new restricted stock awards granted in the three months ended March 31, 2023. The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.
As of March 31, 2023, there was $43,000 of total unrecognized compensation cost related to nonvested restricted stock awards. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 4.9 years. Compensation expense recorded related to restricted stock awards was $2,000 for the three months ended March 31, 2023 and March 31, 2022.
Director’s Stock Compensation
Under the 2018 Plan, eligible directors are granted stock with a total market value of $35,000, and the Board Chair is granted stock with a total market value of $55,000. Chairs of the Audit, Compensation and Non-Financial Risk Committees will receive additional stock with a market value of $2,500 for each committee chaired. Stock is granted as of each annual meeting date and will cliff vest one day prior to the next annual meeting date. During the vesting period, the grants are considered participating securities.
As of March 31, 2023, there was $54,000 of total unrecognized compensation expense related to director restricted stock awards which the Company expects to recognize over the remaining average vesting period of approximately two months. Director compensation expense recorded related to the 2018 Plan totaled $96,000 for the three months ended March 31, 2023 and $38,000 for the three months ended March 31, 2022.
A summary of the Company’s nonvested shares at March 31, 2023 and changes during the three-month period is presented below:

Nonvested shares - RSAs	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2022	13,396	$32.94	$195
Granted	—	$—
Forfeited	—	$—
Vested	(500)	$17.81
Nonvested shares at March 31, 2023	12,896	$33.52	$32

Table of Contents,
Note 8 - Fair Value Measurements
The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	March 31, 2023		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$37,676	$37,676	$37,676	$—	$—
Interest earning deposits with other banks	356,240	356,240	356,240	—	—
Investment securities	101,704	101,596	97,699	3,896	—
Other investments	11,346	11,346	—	8,774	2,572
Loans held for sale	27,292	27,292	—	27,292
Loans receivable	2,837,204	2,791,704	—	—	2,791,704
Accrued interest receivable	19,321	19,321	—	19,321	—
Financial liabilities
Deposits	$3,095,223	3,094,407	$—	$3,094,407	$—
Subordinated debt	44,031	43,674	—	43,674	—
Junior subordinated debentures	3,588	3,480	—	3,480	—
Accrued interest payable	874	874	—	874	—

	December 31, 2022		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$32,722	$32,722	$32,722	$—	$—
Interest earning deposits with other banks	309,417	309,417	309,417	—	—
Investment securities	98,353	98,233	97,015	1,218	—
Other investments	10,555	10,555	—	7,983	2,572
Loans receivable, net	2,627,256	2,580,183	—	—	2,580,183
Accrued interest receivable	17,815	17,815	—	17,815	—
Financial liabilities
Deposits	$2,817,521	$2,816,602	$—	$2,816,602	$—
Subordinated debt	43,999	42,743	—	42,743	—
Junior subordinated debentures	3,588	3,484	—	3,484	—
Accrued interest payable	684	684	—	684	—
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

Table of Contents,
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
Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
March 31, 2023
Available-for-sale
U.S. Treasury securities	$97,699	$—	$—	$97,699
U.S. Agency collateralized mortgage obligations	—	50	—	50
Municipals	—	250	—	250
	$97,699	$300	$—	$97,999
December 31, 2022
Available-for-sale
U.S. Treasury securities	$97,015	$—	$—	$97,015
U.S. Agency collateralized mortgage obligations	—	51	—	51
U.S. Agency residential mortgage-backed securities	—	1	—	1
Municipals	—	250	—	250
	$97,015	$302	$—	$97,317
The following methods were used to estimate the fair value of the class of financial instruments above:
Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.
Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2023 and December 31, 2022. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Table of Contents,
Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
March 31, 2023
Equity securities	$—	$—	$2,572	$2,572
Total	$—	$—	$2,572	$2,572

December 31, 2022
Impaired loans	$—	$—	$7,080	$7,080
Equity securities	—	—	2,572	2,572
Total	$—	$—	$9,652	$9,652
The amounts disclosed above represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair value as of the dates reported on.
Impaired loans - A loan is considered impaired when it is expected that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted cash expected future cash flows. Subsequent changes in the value of impaired loans are included within the provision for credit losses - loans in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. Impaired loans are evaluated quarterly to determine if valuation adjustments should be recorded. The need for valuation adjustments arises when observable market prices or current appraised values of collateral indicate a shortfall in collateral value compared to current carrying values of the related loan. If the Company determines that the value of the impaired loan is less than the carrying value of the loan, the Company either establishes an impairment reserve as a specific component of the allowance for credit losses or charges off the impairment amount. These valuation adjustments are considered nonrecurring fair value adjustments.
Equity securities – The Company measures equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, with price changes recognized in earnings.
Assets measured at fair value using significant unobservable inputs (Level 3)
The following table presents the carrying value of equity securities without readily determinable fair values, as of March 31, 2023, with adjustments recorded during the periods presented for those securities with observable price changes, if applicable. These equity securities are included in other investments on the balance sheet.

	For the Three Months Ended March 31,
(dollars in thousands; unaudited)	2023	2022
Carrying value, beginning of period	$2,572	$2,322
Purchases	—	350
Observable price change	—	—
Carrying value, end of period	$2,572	$2,672

Table of Contents,
The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the date indicated:

(unaudited)	Valuation Technique	Unobservable Inputs	December 31, 2022 Weighted Average Rate
Impaired loans	Collateral valuations	Discount to appraised value	8.0%
Note 9 - Earnings Per Common Share
The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(dollars in thousands, except earnings per share data; unaudited)
Net Income	$12,391	$6,230
Basic weighted average number common shares outstanding	13,196,960	12,898,746
Dilutive effect of equity-based awards	412,531	576,591
Diluted weighted average number common shares outstanding	13,609,491	13,475,337
Basic earnings per share	$0.94	$0.48
Diluted earnings per share	$0.91	$0.46
Antidilutive stock options and restricted stock outstanding	124,714	154,871
Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings, however the difference in the two-class method was not significant.

Table of Contents,
Note 10 – Segment Reporting
As defined in ASC 280, Segment Reporting, an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on an internal performance measurement accounting system, which provides line of business results. This system uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income and expense. A primary objective of this measurement system and related internal financial reporting practices are to produce consistent results that reflect the underlying financial impact of the segments on the Company and to provide a basis of support for strategic decision making. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Based on these criteria, we have identified three segments: the community bank, CCBX and treasury & administration. The community bank segment includes all community banking activities, with a primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has 25 partners as of March 31, 2023. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments.
The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. The Company continues to evaluate its methodology on allocating items to the Company’s various segments to support strategic business decisions by the Company’s executive leadership. Income and expenses that are specific to a segment are directly posted to each segment. Additionally, certain indirect expenses are allocated to each segment utilizing various metrics, such as number of employees, utilization of space, and allocations based on loan and deposit balances. We have implemented a transfer pricing process that credits or charges the community bank and CCBX segments with intrabank interest income or expense for the difference in average loans and average deposits, with the treasury & administration segment as the offset for those entries.

Table of Contents,
Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables for the periods indicated:

	March 31, 2023				December 31, 2022
	Community Bank	CCBX	Treasury & Administration	Total	Community Bank	CCBX	Treasury & Administration	Total
Assets	(dollars in thousands; unaudited)
Cash and Due from Banks	$4,485	$12,223	$377,208	$393,916	$4,603	$12,899	$324,637	$342,139
Intrabank assets	—	356,905	(356,905)	—	—	254,096	(254,096)	—
Securities	—	—	101,704	101,704	—	—	98,353	98,353
Loans held for sale	—	27,292	—	27,292	—	—	—	—
Total loans receivable	1,671,014	1,166,190	—	2,837,204	1,614,752	1,012,504	—	2,627,256
Allowance for credit losses	(20,708)	(68,415)	—	(89,123)	(20,636)	(53,393)	—	(74,029)
All other assets	25,652	103,403	50,985	180,040	25,508	76,111	49,129	150,748
Total assets	$1,680,443	$1,597,598	$172,992	$3,451,033	$1,624,227	$1,302,217	$218,023	$3,144,467
Liabilities
Total deposits	$1,531,391	$1,563,832	$—	$3,095,223	$1,538,218	$1,279,303	$—	$2,817,521
Total borrowings	—	—	47,619	47,619	—	—	47,587	47,587
Intrabank liabilities	143,279	—	(143,279)	—	80,392	—	(80,392)	—
All other liabilities	5,773	33,766	9,889	49,428	5,617	22,914	7,334	35,865
Total liabilities	$1,680,443	$1,597,598	$(85,771)	$3,192,270	$1,624,227	$1,302,217	$(25,471)	$2,900,973

Table of Contents,

	Three months ended March 31, 2023				Three months ended March 31, 2022
	Community Bank	CCBX	Treasury & Administration	Total	Community Bank	CCBX	Treasury & Administration	Total
	(dollars in thousands; unaudited)
Net interest income, before intrabank transfer	$21,677	$29,796	$3,018	$54,491	$17,205	$11,874	$189	$29,268
Interest income (expense) intrabank transfer	(1,079)	2,652	(1,573)	—	128	198	(326)	—
Provision for credit losses - loans	428	43,116	—	43,544	344	12,598	—	12,942
Provision for unfunded commitments	137	16	—	153	—	—	—	—
Noninterest income (1)	1,090	48,080	137	49,307	1,556	20,343	87	21,986
Noninterest expense	9,092	28,439	7,132	44,663	7,646	18,407	4,362	30,415
Net income before income taxes	12,031	8,957	(5,550)	15,438	10,899	1,410	(4,412)	7,897
Income taxes	2,375	1,768	(1,096)	3,047	2,301	297	(931)	1,667
Net Income	$9,656	$7,189	$(4,454)	$12,391	$8,598	$1,113	$(3,481)	$6,230

(1)For the three months ended March 31, 2023, CCBX noninterest income includes credit enhancements of $42.4 million, fraud enhancements of $2.0 million, and BaaS program income of $3.6 million. For the three months ended March 31, 2022, CCBX noninterest income includes credit enhancements of $13.1 million, fraud enhancements of $4.6 million and BaaS program income of $2.5 million.

Table of Contents,
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a bank holding company that operates through our wholly owned subsidiaries, Coastal Community Bank (“Bank”) and Arlington Olympic LLC . We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. Our business is conducted through three reportable segments: The community bank CCBX and treasury & administration. The community bank segment includes all community banking activities, with a primary focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has 25 partners as of March 31, 2023. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.
As of March 31, 2023, we had total assets of $3.45 billion, total loans receivable of $2.84 billion, total deposits of $3.10 billion and total shareholders’ equity of $258.8 million.
The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted by the Bank.
We generate most of our community bank revenue from interest on loans and CCBX revenue from BaaS fee income and interest on loans. Our primary source of funding for our loans is commercial and retail deposits from our customer relationships and from our partner deposit relationships. We place secondary reliance on wholesale funding, primarily borrowings from the Federal Home Loan Bank (“FHLB”). Less commonly used sources of funding include borrowings from the Federal Reserve System (“Federal Reserve”) discount window, draws on established federal funds lines from unaffiliated commercial banks, brokered funds, which allows us to obtain deposits from sources that do not have a relationship with the Bank and can be obtained through certificate of deposit listing services, via the internet or through other advertising methods, or a one-way buy through an insured cash sweep (“ICS”) account, which allows us to obtain funds from other institutions that have deposited funds through ICS. Our largest expenses are provision for credit losses - loans, BaaS loan expense, BaaS fraud expense, salaries and employee benefits, interest on deposits and borrowings, legal and professional expenses and data processing. Our principal lending products are commercial real estate loans, consumer loans, residential real estate, commercial and industrial loans and construction, land and land development loans.
Potential Regulatory Reforms in Response to Recent Bank Failures
The recent failures of Silicon Valley Bank, Santa Clara, California, Signature Bank, New York, New York, and First Republic Bank, San Francisco, California, in March and April of this year, may lead to regulatory changes and initiatives that could impact the Company. For example, the FDIC has stated that it plans to impose a special deposit insurance assessment on banks in order to recover losses that the FDIC's Deposit Insurance Fund (“DIF”) incurred in the receiverships of these institutions. In addition, President Biden has encouraged the federal banking agencies to adopt various reforms, including the completion of an incentive compensation rule for bank executives pursuant to Section 956 of the Dodd-Frank Act, in response to these bank failures. On April 28, 2023, the Federal Reserve and the FDIC issued reports on the potential causes of failures of Silicon Valley Bank and Signature Bank, respectively. Among the changes discussed, the Federal Reserve and the FDIC highlighted potential changes needed to supervisory approaches for banks of all sizes as well as to regulatory requirements. Currently, it is unclear what actions federal regulatory agencies will take as a result of these failures or the potential impact on our business.
Small Business Lending Data Collection Rule
On March 30, 2023, the CFPB finalized a rule under section 1071 of the Dodd-Frank Act requiring lenders to collect and report data regarding small business lending activity. The Company is evaluating the impact of the new rule.

Table of Contents,
London Interbank Offered Rate (“LIBOR”) Transition
On December 16, 2022, the Federal Reserve Board adopted a final rule that implements the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) by identifying benchmark rates based on SOFR (Secured Overnight Financing Rate) that will replace LIBOR formerly known as the London Interbank Offered Rate, in certain financial contracts after June 30, 2023. Congress enacted the LIBOR Act, which was signed into law in March 2022, to provide a uniform, nationwide solution for so-called tough legacy contracts that do not have clear and practicable provisions for replacing LIBOR after June 30, 2023. The LIBOR Act also establishes a litigation safe harbor for lenders that select a LIBOR replacement under certain situations, including the use of a replacement rate selected by the Federal Reserve. As required by the law, the final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR in contracts subject to the Act. These contracts include U.S. contracts that do not mature before LIBOR ends and that lack adequate "fallback" provisions that would replace LIBOR with a practicable replacement benchmark rate. For more information on the Company’s approach to LIBOR transition planning, please see the risk factors discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2022.
As of March 31, 2023, we had 47 loans totaling $201.1 million that are tied to LIBOR. We have $3.6 million in floating rate junior subordinated debentures to Coastal (WA) Statutory Trust I, which was formed for the issuance of trust preferred securities. These debentures are also tied to LIBOR. The move to an alternate index may impact the rates we receive on loans and rates we pay on our junior subordinated debentures. We have identified the loans and debt instruments impacted, and we believe we will be able to use other benchmark replacements and transition protections provided by the LIBOR Act, Federal Reserve rule and relevant accounting guidance to manage through the transition away from LIBOR. We no longer issue any loans or debt tied to LIBOR.
Recent Events
In response to the recent bank failures the following section addresses deposit growth, uninsured deposits, liquidity/available borrowing lines and other key items.
•Deposits:
◦Deposits increased $277.7 million, or 9.9%, during the three months ended March 31, 2023
▪Includes $94.3 million in fully insured IntraFi network negotiable order of withdrawal ("NOW") and money market sweep deposits as of March 31, 2023, compared to $12.5 million as of December 31, 2022.
◦Deposits increased $258.0 million, or 9.09%, from March 10, 2023 to March 31, 2023.
•Uninsured Deposits:
◦Uninsured deposits of $768.3 million as of March 31, 2023, compared to $835.8 million as of December 31, 2022.
•Liquidity/Borrowings:
◦Cash and interest bearing deposits of $393.9 million, of which 89.3% is held at the Federal Reserve Bank, at March 31, 2023 compared to $342.1 million as of December 31, 2022.
◦As of March 31, 2023 we had the capacity to borrow up to $575.1 million from Federal Home Loan Bank and the Federal Reserve Bank discount window.
▪No outstanding balance as of March 31, 2023.
▪No outstanding balance during the quarter ended March 31, 2023.
•Net Interest Margin:
◦Net interest margin of 7.15% for the quarter ended March 31, 2023 compared to 6.91% for the month ended March 31, 2023.
•Cost of Deposits:
◦Cost of deposits of 2.13% for the quarter ended March 31, 2023.
◦Cost of deposits of 2.36% for the month ended March 31, 2023.
•Investment Portfolio:
◦Available-for-sale ("AFS") investments of $98.0 million, of which 99.7% are U.S. Treasuries, with a weighted average remaining duration of 11 months as of March 31, 2023.
◦Held-to-maturity ("HTM") investments of $3.7 million, of which 100% are U.S. Agency mortgage backed securities held for Community Reinvestment Act ("CRA") purposes, with a fair value of $108,000 less than carrying value as of March 31, 2023.

Table of Contents,
Deposits increased $277.7 million, or 9.9%, during the three months ended March 31, 2023. Fully insured IntraFi network NOW and money market sweep deposits increased to $94.3 million as of March 31, 2023, compared to $12.5 million as of December 31, 2022. These fully insured sweep deposits allow our larger deposit customers to fully insure their deposits through a sweep to other financial institutions. Our liquidity position is supported by careful management of our liquid assets and liabilities as well as access to alternative sources of funds. As of March 31, 2023 we had $393.9 million in cash on the balance sheet and the capacity to borrow up to $575.1 million from Federal Home Loan Bank and the Federal Reserve Bank discount window, with no outstanding balance. Cash on the balance sheet and borrowing capacity total $969.0 million and represents 31.3% of total deposits and exceeds our $768.3 million in uninsured deposits. Our available-for-sale securities portfolio has a weighted average remaining duration of just 11 months and U.S. Treasury securities represent 99.7% of that portfolio. Unrealized losses on the available-for-sale securities portfolio were just $2.3 million, or 0.88%, of shareholders' equity as of March 31, 2023.
Results of Operations
Net Income
Comparison of the quarter ended March 31, 2023 to the comparable quarter in the prior year
Net income for the three months ended March 31, 2023 was $12.4 million, or $0.91 per diluted share, compared to $6.2 million, or $0.46 per diluted share, for the three months ended March 31, 2022. The increase in net income over the comparable period in the prior year was primarily attributable to a $40.0 million increase in interest income and $27.3 million increase in noninterest income. These were partially offset by an increase in the provision for credit losses - loans of $30.6 million, related to CCBX loan growth, and $14.2 million more in noninterest expense, also largely related to CCBX loan growth, and increases in salary expense and professional fees. The increase in noninterest income, provision expense and noninterest expense are all largely related to increased CCBX loan and deposit activity. In accordance with GAAP, we recognize as revenue (1) the reimbursement of non-credit fraud losses on CCBX customer loans and deposits and (2) the indemnification obligation, also known as credit enhancements, that our partners provide for expected credit losses related to loans they originate and unfunded commitments from such loans. CCBX customer credit losses are recognized in the allowance for loan loss and non-credit fraud loss is recognized in BaaS noninterest expense. For more information on the accounting for BaaS allowance for credit losses, reserve for unfunded commitments, credit enhancements and fraud enhancements see the section titled “CCBX – BaaS Reporting Information.”
Net Interest Income
Comparison of the quarter ended March 31, 2023 to the comparable quarter in the prior year
Net interest income for the three months ended March 31, 2023 was $54.5 million, compared to $29.3 million for the three months ended March 31, 2022, an increase of $25.2 million, or 86.2%. Yield on loans receivable was 9.95% for the three months ended March 31, 2023, compared to 6.80% for the three months ended March 31, 2022. The increase in net interest income compared to March 31, 2022 was largely related to increased yield on loans from growth in higher yielding CCBX loans and the overall increase in interest rates resulting from the Federal Open Market Committee (“FOMC”) raising rates 0.50% during the three months ended March 31, 2023, with the most recent increase during such period on March 23, 2023. This increase in interest rates impacts our existing variable rate loans as well as rates on new loans. The impact of these increases in interest rates will continue to be seen in future quarters. Average loans receivable for the three months ended March 31, 2023 was $2.71 billion, compared to $1.77 billion for the three months ended March 31, 2022.
Interest and fees on loans totaled $66.4 million for the three months ended March 31, 2023 compared to $29.6 million for the three months ended March 31, 2022. The $36.8 million increase in interest and fees on loans for the quarter ended March 31, 2023, compared to March 31, 2022, was largely due to increased yield on loans from growth in higher yielding CCBX loans combined with the overall increase in interest rates. Total loans receivable was $2.84 billion at March 31, 2023, compared to $1.96 billion at March 31, 2022. CCBX loan growth was strong during the quarter with average loans receivable of $1.06 billion for the quarter ended March 31, 2023, compared to $382.2 million for the quarter ended March 31, 2022, an increase of $682.0 million, or 178.5%. Average CCBX yield of 16.09% was earned on CCBX loans for the quarter ended March 31, 2023, compared to 12.73% for the quarter ended March 31, 2022. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Also impacting the increase in loan interest is the increase in interest rates on variable rate loans resulting from the FOMC raising rates 0.50% during the three months ended March 31, 2023, with the most

Table of Contents,
recent increase during such period on March 23, 2023. We continue to monitor the impact of these increases in interest rates.
Interest income from interest earning deposits with other banks was $3.1 million for the quarter ended March 31, 2023, an increase of $2.7 million, or 670.4%, due to higher interest rates, compared to the quarter ended March 31, 2022. The average balance of interest earning deposits invested with other banks for the three months ended March 31, 2023 was $271.7 million, compared to $843.9 million for the three months ended March 31, 2022. This decrease was a result of increased loan demand. The yield on these interest earning deposits with other banks increased 4.43%, to 4.62% compared to 0.19% at March 31, 2022. Interest income on investment securities increased $482,000 to $553,000 at March 31, 2023, compared to $71,000 at March 31, 2022. Average investment securities increased $56.5 million from $45.8 million for the three months ended March 31, 2022, to $102.2 million for the three months ended March 31, 2023, and average yield increased to 2.19% for the three months ended March 31, 2023, compared to 0.63% for the three months ended March 31, 2022.
Interest expense was $15.6 million for the quarter ended March 31, 2023, a $14.7 million increase from the quarter ended March 31, 2022. Interest expense on deposits was $15.0 million for the quarter ended March 31, 2023, compared to $553,000 for the quarter ended March 31, 2022. The $14.4 million increase in interest expense on deposits was due to an increase of $938.2 million in interest bearing deposits as well as a 2.73% increase in interest rates on deposit accounts. Interest on borrowed funds was $662,000 for the quarter ended March 31, 2023, compared to $321,000 for the quarter ended March 31, 2022. The $341,000 increase in interest expense on borrowed funds from the quarter ended March 31, 2022 is the result of a decrease in average FHLB borrowings, which were paid off in the quarter ended March 31, 2022, partially offset by an $28.6 million average balance increase in subordinated debt, which increased during the quarter ended December 31, 2022. Interest expense on interest bearing deposits increased compared to the quarter ended March 31, 2022 as a result of an increase in CCBX deposits that are tied to and reprice when the FOMC raises rates, just like our CCBX loans which also reprice when the FOMC raises interest rates. Interest expense is expected to increase as a result of the FOMC increasing rates. Additionally, as a result of the interest rate increases, in the first and second quarter of 2022 a significant portion of CCBX deposits that were not earning interest were reclassified to interest bearing deposits from noninterest bearing deposits, which also contributed to the increase in interest expense compared to March 31, 2022. These CCBX deposits were reclassified because the current interest rate exceeded the minimum interest rate set in their respective program agreements, as a result of the first and second quarter 2022 interest rate increases. We do not expect additional CCBX deposits will be reclassified as a result of future rate increases. Any additional FOMC interest rate increases will result in higher interest expense on interest bearing deposits which we expect will be offset by higher interest rates on CCBX loans and excess cash invested in the Federal Reserve Bank or other banks.
Net interest margin was 7.15% for the three months ended March 31, 2023, compared to 4.45% for the three months ended March 31, 2022. The increase in net interest margin compared to the three months ended March 31, 2022 was largely due to an increase in total loans combined with higher interest rates on new and existing variable rate loans as they reprice. Average loans increased $939.9 million compared to the three months ended March 31, 2022. Also contributing to the increase in net interest margin compared to the three months ended March 31, 2022 was interest earning deposits invested in other banks, which earned an average rate of 4.62% for the quarter ended March 31, 2023, compared to an average rate of 0.19% for the quarter ended March 31, 2022.
Cost of funds was 2.19% for the quarter ended March 31, 2023, which is an increase of 2.05% from the quarter ended March 31, 2022. Cost of deposits for the quarter ended March 31, 2023 was 2.13%, which was an 2.04% increase, from 0.09% for the quarter ended March 31, 2022. These increases were largely due to an increase in higher cost CCBX deposits and a higher interest rate environment. CCBX deposit growth and the aforementioned reclassification of CCBX noninterest bearing deposits to interest bearing deposits in the first and second quarter of 2022, that resulted from the Fed Funds rate increases, also contributed to the increase in interest expense.
Total yield on loans receivable for the quarter ended March 31, 2023 was 9.95%, compared to 6.80% for the quarter ended March 31, 2022. This increase in yield on loans receivable is primarily attributed to an increase in higher rate CCBX loans. For the quarter ended March 31, 2023, average CCBX loans increased $682.0 million, or 178.5%, with an average CCBX yield of 16.09%, compared to 12.73% at the quarter ended March 31, 2022. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Average community bank loans increased $257.9 million. This increase includes a decrease in average PPP loans of $75.4 million, compared to the quarter ended March 31, 2022. Average yield on community bank loans for the three months ended March 31, 2023 was 5.97% compared to 5.16% for the three months ended March 31, 2022.

Table of Contents,
The following tables show the average yield on loans and cost of deposits by segment and also illustrates the impact of BaaS loan expense on CCBX yield on loans:

	For the Three Months Ended
	March 31, 2023		March 31, 2022
(unaudited)	Yield on Loans (2)	Cost of Deposits (2)	Yield on Loans (2)	Cost of Deposits (2)
Community Bank	5.97%	0.66%	5.16%	0.11%
CCBX(1)	16.09%	3.89%	12.73%	0.06%
Consolidated	9.95%	2.13%	6.80%	0.09%
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
(2)Annualized calculations shown for periods presented.

	For the Three Months Ended
	March 31, 2023		March 31, 2022
(dollars in thousands, unaudited)	Income / Expense	Income / expense divided by average CCBX loans (2)	Income / Expense	Income / expense divided by average CCBX loans (2)
BaaS loan interest income	$42,220	16.09%	$11,992	12.73%
Less: BaaS loan expense	17,554	6.69%	8,290	8.80%
Net BaaS loan income (1)	$24,666	9.40%	$3,702	3.93%
Average BaaS Loans	$1,064,192		$382,153
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2)Annualized calculations shown for periods presented.
For the three months ended March 31, 2023, net interest margin (net interest income divided by the average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 7.15% and 6.20%, respectively, compared to 4.45% and 4.28%, respectively, for the three months ended March 31, 2022.

Table of Contents,
The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan costs included in interest income totaled $1.1 million and loan fees included in interest income totaled $2.7 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Three Months Ended March 31,
	2023			2022
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Assets
Interest earning assets:
Interest earning deposits with other banks	$271,700	$3,097	4.62%	$843,931	$402	0.19%
Investment securities, available for sale (2)	100,273	535	2.16	44,470	61	0.56
Investment securities, held to maturity (2)	1,955	18	3.73	1,292	10	3.14
Other investments	10,633	30	1.14	9,227	37	1.63
Loans receivable (3)	2,708,177	66,431	9.95	1,768,283	29,632	6.80
Total interest earning assets	3,092,738	70,111	9.19	2,667,203	30,142	4.58
Noninterest earning assets:
Allowance for credit losses	(81,086)			(30,668)
Other noninterest earning assets	172,161			92,401
Total assets	$3,183,813			$2,728,936

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$2,070,217	$14,958	2.93%	$1,131,984	$553	0.20%
FHLB advances and borrowings	—	—	0.00	24,443	69	1.14
Subordinated debt	44,010	599	5.52	24,295	230	3.84
Junior subordinated debentures	3,588	63	7.12	3,586	22	2.49
Total interest bearing liabilities	2,117,815	15,620	2.99	1,184,308	874	0.30
Noninterest bearing deposits	775,940			1,320,144
Other liabilities	37,448			16,009
Total shareholders' equity	252,610			208,475
Total liabilities and shareholders' equity	$3,183,813			$2,728,936
Net interest income		$54,491			$29,268
Interest rate spread			6.20%			4.28%
Net interest margin (4)			7.15%			4.45%
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
The following table presents an analysis of certain average balances, interest income and interest expense by segment:

Table of Contents,

	For the Three Months Ended
	March 31, 2023			March 31, 2022
(dollars in thousands, unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Community Bank
Assets
Interest earning assets:
Loans receivable (2)	$1,643,985	$24,211	5.97%	$1,386,130	$17,640	5.16%
Intrabank asset	—	—	—	268,414	128	0.19
Total interest earning assets	1,643,985	24,211	5.97	1,654,544	17,768	4.36
Liabilities
Interest bearing liabilities:
Interest bearing deposits	853,152	2,534	1.20%	935,784	435	0.19%
Intrabank liability	94,668	1,079	4.62	—	—	—
Total interest bearing liabilities	947,820	3,613	1.55	935,784	435	0.19
Noninterest bearing deposits	696,166			718,760
Net interest income		$20,598			$17,333
Net interest margin(4)			5.08%			4.25%

CCBX
Assets
Interest earning assets:
Loans receivable (2)(4)	$1,064,192	$42,220	16.09%	$382,153	$11,992	12.73%
Intrabank asset	232,647	2,652	4.62	415,431	198	0.19
Total interest earning assets	1,296,839	44,872	14.03	797,584	12,190	6.20
Liabilities
Interest bearing liabilities:
Interest bearing deposits	1,217,065	12,424	4.14%	196,200	118	0.24%
Total interest bearing liabilities	1,217,065	12,424	4.14	196,200	118	0.24
Noninterest bearing deposits	79,774			601,384
Net interest income		$32,448			$12,072
Net interest margin(3)			10.15%			6.14%
Net interest margin, net of Baas loan expense (5)			4.66%			1.92%

Table of Contents,

	For the Three Months Ended
	March 31, 2023			March 31, 2022
(dollars in thousands, unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Treasury & Administration
Assets
Interest earning assets:
Interest earning deposits with other banks	$271,700	$3,097	4.62%	$843,931	$402	0.19%
Investment securities, available for sale (6)	100,273	535	2.16	44,470	61	0.56
Investment securities, held to maturity (6)	1,955	18	3.73	1,292	10	3.14
Other investments	10,633	30	1.14	9,227	37	1.63
Intrabank asset	(232,647)	(2,652)	(4.62)	(683,845)	(326)	(0.19)
Total interest earning assets	151,914	1,028	2.74	215,075	184	0.35%
Liabilities
Interest bearing liabilities:
FHLB advances and borrowings	$—	$—	—%	24,443	69	1.14%
Subordinated debt	44,010	599	5.52	24,295	230	3.84
Junior subordinated debentures	3,588	63	7.12	3,586	22	2.49
Intrabank liability	(94,668)	(1,079)	(4.62)	—	—	—
Total interest bearing liabilities	(47,070)	(417)	3.59	52,324	321	2.49
Net interest income		$1,445			$(137)
Net interest margin(3)			3.86%			(0.26)%
(1)Yields and costs are annualized.
(2)Includes loans held for sale and nonaccrual loans.
(3)Net interest margin represents net interest income divided by the average total interest earning assets.
(4)CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans.
(5)Net interest margin, net of BaaS loan expense includes the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans.
(6)For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Table of Contents,
The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the $13.7 million increase in loan interest income that is attributed to an increase in loan rates and $23.1 million increase in loan interest income that is attributed to an increase in loan volume. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Three months ended March 31, 2023 Compared to Three months ended March 31, 2022
	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands; unaudited)	Volume	Rate
Interest income:
Interest earning deposits	$(6,523)	$9,218	$2,695
Investment securities, available for sale	298	176	474
Investment securities, held to maturity	6	2	8
Other Investments	4	(11)	(7)
Loans receivable	23,055	13,744	36,799
Total increase in interest income	16,840	23,129	39,969

Interest expense:
Interest bearing deposits	6,779	7,626	14,405
FHLB advances and other borrowings	(69)	—	(69)
Subordinated debt	268	101	369
Junior subordinated debentures	—	41	41
Total increase in interest expense	6,978	7,768	14,746
Increase in net interest income	$9,862	$15,361	$25,223
Noninterest Income
Our primary sources of recurring noninterest income are BaaS indemnification income, Baas program income and deposit service charges and fees. Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest or similar method.
Comparison of the quarter ended March 31, 2023 to the comparable quarter in the prior year
For the three months ended March 31, 2023, noninterest income totaled $49.3 million, an increase of $27.3 million, or 124.3%, compared to $22.0 million for the three months ended March 31, 2022.

Table of Contents,
The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2023	2022
Deposit service charges and fees	$910	$884	$26	2.9%
Loan referral fees	—	602	(602)	(100.0)
Mortgage broker fees	19	123	(104)	(84.6)
Unrealized gain on equity securities, net	39	—	39	100.0
Gain on sales of loans, net	123	—	123	100.0
Other	280	265	15	5.7
Noninterest income, excluding BaaS program income and BaaS indemnification income	1,371	1,874	(503)	(26.8)
Servicing and other BaaS fees	948	1,169	(221)	(18.9)
Transaction fees	917	493	424	86.0
Interchange fees	789	432	357	82.6
Reimbursement of expenses	921	372	549	147.6
BaaS program income	3,575	2,466	1,109	45.0
BaaS credit enhancements	42,362	13,075	29,287	224.0
Baas fraud enhancements	1,999	4,571	(2,572)	(56.3)
BaaS indemnification income	44,361	17,646	26,715	151.4
Total BaaS income	47,936	20,112	24,143	120.0
Total noninterest income	$49,307	$21,986	$27,321	124.3%
Summary of significant noninterest income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022
A description of our largest noninterest income categories are below:
BaaS Income. Our CCBX segment provides BaaS offerings that enable our broker dealer and digital financial service providers to offer their customers banking services. In exchange for providing these services, we earn fixed fees, volume-based fees and reimbursement of costs depending on the program agreement. In accordance with GAAP, we recognize the reimbursement of noncredit fraud losses on loans and deposits originated through partners and credit enhancements related to the allowance for credit losses and reserve for unfunded commitments provided by the partner as revenue in BaaS income. CCBX credit losses are recognized in the allowance for loan loss and noncredit fraud losses are expensed in noninterest expense under BaaS fraud expense. Also in accordance with GAAP, we establish a credit enhancement asset for expected future credit losses through the recognition of BaaS credit enhancement revenue at the same time we establish an allowance for those loans though a provision for credit losses - loans. For more information on the accounting for BaaS allowance for credit losses, reserve for unfunded commitments, credit enhancements and fraud enhancements see the section titled “CCBX – BaaS Reporting Information.”

Table of Contents,
Our CCBX segment continues to evolve, and now has 25 relationships, at varying stages, as of March 31, 2023. We continue to refine the criteria for CCBX partnerships and are exiting relationships where it makes sense for both parties and are focusing more on selecting larger and more established partners, with experienced management teams, existing customer bases and strong financial positions.
The following table illustrates the activity and evolution in CCBX relationships for the periods presented.

	As of
(unaudited)	March 31, 2023	March 31, 2022
Active	18	20
Friends and family / testing	1	1
Implementation / onboarding	1	5
Signed letters of intent	4	2
Wind down - preparing to exit relationship	1	0
Total CCBX relationships	25	28
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
Mortgage Broker Fees. We earn mortgage broker fees for residential real estate loans that we broker through mortgage lenders. Mortgage broker fees fluctuate based on demand and changes in interest rates. The mortgage market has slowed down as a result of higher interest rates on mortgages.
Gain on Sales of Loans, net. Gain on sales of loans occurs when we sell certain CCBX loans to the originating partner, in accordance with partner agreements. Gain on sale of loans may also occur when we sell in the secondary market the guaranteed portion (generally 75% of the principal balance) of the SBA and U.S. Department of Agriculture (“USDA”) loans that we originate. This activity fluctuates based on SBA and USDA loan activity.
Unrealized (loss)/gain on equity securities, net. During the three months ended March 31, 2023, we recognized an unrealized gain on equity securities of $39,000, compared to March 31, 2022, when there was no unrealized holding gain or loss.
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
Comparison of the quarter ended March 31, 2023 to the comparable quarter in the prior year
For the three months ended March 31, 2023, noninterest expense totaled $44.7 million, an increase of $14.2 million, or 46.8%, compared to $30.4 million for the three months ended March 31, 2022.

Table of Contents,
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2023	2022
Salaries and employee benefits	$15,575	$11,085	$4,490	40.5%
Legal and professional expenses	3,062	708	2,354	332.5
Data processing and software licenses	1,840	1,861	(21)	(1.1)
Occupancy	1,219	1,136	83	7.3
FDIC assessments	595	604	(9)	(1.5)
Point of sale expense	753	248	505	203.6
Excise taxes	455	349	106	30.4
Director and staff expenses	626	344	282	82.0
Marketing	95	99	(4)	(4.0)
Other	890	1,120	(230)	(20.5)
Noninterest expense, excluding BaaS loan and BaaS fraud expense	25,110	17,554	7,556	43.0
BaaS loan expense	17,554	8,290	9,264	111.7
BaaS fraud expense	1,999	4,571	(2,572)	(56.3)
BaaS loan and fraud expense	19,553	12,861	6,692	52.0
Total noninterest expense	$44,663	$30,415	$14,248	46.8%
Comparison of the three months ended March 31, 2023 to the comparable period in the prior year
For the three months ended March 31, 2023, noninterest expense totaled $44.7 million, an increase of $14.2 million, or 46.8%, compared to $30.4 million for the three months ended March 31, 2022.
Summary of significant noninterest expense for the three months ended March 31, 2023 compared to the three months ended March 31, 2022
A description of our largest noninterest expense categories are below:
Salaries and Employee Benefits. Salaries and employee benefits are one of the largest components of noninterest expense and include payroll expense, incentive compensation costs, equity compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits continue to increase primarily due to continued hiring staff for our CCBX segment and additional staff for our ongoing banking related growth initiatives. As our CCBX activities grow, we expect to continue to add employees to support these lines of business. As of March 31, 2023, we had 461 full-time equivalent employees, compared to 401 at March 31, 2022, a 15.0% increase.
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
Legal and Professional Expenses. Legal and professional costs include legal, audit and accounting expenses, consulting fees, fees for recruiting and hiring employees, and IT related security expenses. These expenses fluctuate with the consulting costs related to risk management, development of contracts for CCBX customers, audit and accounting needs, and are impacted by our reporting cycle and timing of legal and professional services.
Occupancy. Occupancy expenses rent, utilities, janitorial and other maintenance expenses, property insurances and taxes. Also included is depreciation on building, leasehold, furniture, fixtures and equipment. Although our hybrid and remote

Table of Contents,
workforce is increasing, which helps keep some occupancy expenses down, we do expect occupancy expenses to increase as we continue to grow.
FDIC Assessments. FDIC assessments are assessed to fund the DIF to insure and protect the depositors of insured banks and to resolve failed banks. The assessment rate is based on a number of factors and recalculated each quarter. As deposits increase, the FDIC assessment expense will generally increase. On October 18, 2022 the FDIC finalized an increase of 2 basis points in the initial base deposit insurance assessment rates schedules. The rise is intended to increase the reserve ratio of the Deposit Insurance Fund to 1.35%, the statutory requirement. The increase in the base rates will remain in place until the reserve ratio reaches or exceeds 2.0%. The increase takes effect in the first quarterly assessment period of 2023 and will increase the FDIC assessment expense for the Bank.
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
Marketing. Marketing and promotion costs were flat because we are using more cost-effective advertising options; however, we expect to see advertising expenses increase as we deploy more branding and targeted advertising for the community bank and CCBX.
Other. This category includes dues and memberships, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officer’s insurance, donations and miscellaneous other expenses. Provision for unfunded commitments is only included in this category for three months ended March 31, 2022 as the expense for the three months ended March 31, 2023 is included in the provision for unfunded commitments.
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
The following table presents, for the periods indicated, the BaaS loan and fraud expenses:

	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2023	March 31, 2022
BaaS loan expense	$17,554	$8,290
BaaS fraud expense	1,999	4,571
Total BaaS loan and fraud expense	$19,553	$12,861
Income Tax Expense
The amount of income tax expense we incur is impacted by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce our deferred tax assets to the amount expected to be realized. The Company is subject

Table of Contents,
to various state taxes that are assessed as CCBX activities and employees expand into other states, which has increased the overall tax rate used in calculating the provision for income taxes in the current and future periods. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, implements a new 15% corporate alternative minimum tax for certain large corporations, a 1% excise tax on stock buybacks, and several tax incentives to promote clean energy and climate initiatives. These provisions were effective beginning January 1, 2023. Based on its current analysis of the provisions, we do not expect this legislation to have a material impact on our consolidated financial statements.
Comparison of the quarter ended March 31, 2023 to the comparable quarter in the prior year
For the three months ended March 31, 2023, income tax expense totaled $3.0 million, compared to $1.7 million for the three months ended March 31, 2022. The $1.4 million increase in income tax expense is the result of higher net income, combined with the addition of various state taxes that are being assessed as CCBX activities and employees expanding into other states, which has increased the overall tax rate used in calculating the provision for income taxes in the current and future periods. The effective tax rate was 19.7% for the three months ended March 31, 2023, compared to 21.1% for the three months ended March 31, 2022. The effective tax rate was lower for the three months ended March 31, 2023 due to tax benefits that resulted from the exercise and deductibility of equity awards.
Segment Information
As defined in ASC 280, Segment Reporting, an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on an internal performance measurement accounting system, which provides line of business results. This system uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income and expense. A primary objective of this measurement system and related internal financial reporting practices are to produce consistent results that reflect the underlying financial impact of the segments on the Company and to provide a basis of support for strategic decision making. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Based on these criteria, we have identified three segments: the community bank, CCBX and treasury & administration. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has 25 partners as of March 31, 2023. The treasury & administration segment includes treasury management, overall administration and all other aspects of the Company.
The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The Company continues to evaluate its methodology on allocating items to the Company’s various segments to support strategic business decisions by the Company’s executive leadership. Income and expenses that are specific to a segment are directly posted to each segment. Additionally, certain indirect expenses are allocated to each segment utilizing various metrics, such as number of employees, utilization of space, and allocations based on loan and deposit balances. We have implemented a transfer pricing process that credits or charges the community bank and CCBX segments with intrabank interest income or expense for the difference in average loans and average deposits, with the treasury & administration segment as the offset for those entries. The accounting policies of the segments are the same as those described in “Note 1 – Description of Business and Summary of Significant Accounting Policies” in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Table of Contents,
The following table presents summary financial information for each segment for the periods indicated:

	March 31, 2023				December 31, 2022
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Total	Community Bank	CCBX	Treasury & Administration	Total
Assets
Cash and Due from Banks	$4,485	$12,223	$377,208	$393,916	$4,603	$12,899	$324,637	$342,139
Intrabank asset	—	356,905	(356,905)	—	—	254,096	(254,096)	—
Securities	—	—	101,704	101,704	—	—	98,353	98,353
Loans held for sale	—	27,292	—	27,292	—	—	—	—
Total loans receivable	1,671,014	1,166,190	—	2,837,204	1,614,752	1,012,504	—	2,627,256
Allowance for credit losses	(20,708)	(68,415)	—	(89,123)	(20,636)	(53,393)	—	(74,029)
All other assets	25,652	103,403	50,985	180,040	25,508	76,111	49,129	150,748
Total assets	$1,680,443	$1,597,598	$172,992	$3,451,033	$1,624,227	$1,302,217	$218,023	$3,144,467
Liabilities
Total deposits	$1,531,391	$1,563,832	$—	$3,095,223	$1,538,218	$1,279,303	$—	$2,817,521
Total borrowings	—	—	47,619	47,619	—	—	47,587	47,587
Intrabank liability	143,279	—	(143,279)	—	80,392	—	(80,392)	—
All other liabilities	5,773	33,766	9,889	49,428	5,617	22,914	7,334	35,865
Total liabilities	$1,680,443	$1,597,598	$(85,771)	$3,192,270	$1,624,227	$1,302,217	$(25,471)	$2,900,973

Table of Contents,
Community bank total assets as of March 31, 2023 increased $56.2 million, or 3.5%, to $1.68 billion, compared to $1.62 billion as of December 31, 2022. Loans receivable net of deferred fees for the community bank segment increased $56.3 million, or 3.5%, to $1.67 billion as of March 31, 2023, compared to $1.61 billion as of December 31, 2022. The increase in community bank loans receivable is the result of gross loan growth of $56.5 million, which includes $908,000 in PPP loan forgiveness and paydowns during the three months ended March 31, 2023. Total community bank deposits decreased $6.8 million, or 0.4%, to $1.53 billion, as of March 31, 2023, compared to $1.54 billion as of December 31, 2022. The slight decrease in community bank deposits was a result of pricing disciplines as some customer sought higher rate products elsewhere. Our cost of deposits for the community bank was 0.66% for the three months ended March 31, 2023.
CCBX total assets as of March 31, 2023 increased $295.4 million, or 22.7%, to $1.60 billion, compared to $1.30 billion as of December 31, 2022. During the three months ended March 31, 2023, $101.2 million in CCBX loans were transferred to loans held for sale, with $73.9 million in loans sold and $27.3 million remaining in loans held for sale as of March 31, 2023; we had no loans held for sale as of December 31, 2022. Total CCBX loans receivable increased $153.7 million, or 15.2%, to $1.17 billion as of March 31, 2023, compared to $1.01 billion as of December 31, 2022. The increase in loans receivable is the result of increased activity with CCBX partners. CCBX allowance for credit losses increased to $68.4 million as of March 31, 2023, compared to $53.4 million as of December 31, 2022 as a result of CCBX loan growth and portfolio mix. Total CCBX deposits increased $284.5 million, or 22.2%, to $1.56 billion, compared to $1.28 billion as of December 31, 2022 as a result of growth within the CCBX relationships. This does not include an additional $36.9 million in CCBX deposits that are transferred off the balance sheet as of March 31, 2023.
Treasury & administration total assets as of March 31, 2023 decreased $45.0 million, or 20.7%, to $173.0 million, compared to $218.0 million as of December 31, 2022. Total securities increased $3.4 million, or 3.4%, to $101.7 million as of March 31, 2023, compared to $98.4 million as of December 31, 2022. Total borrowings were $47.6 million as of March 31, 2023 and December 31, 2022.

Table of Contents,
The following tables present summary financial information for each segment for the periods indicated:

	Three months ended March 31, 2023				Three months ended March 31, 2022
	Community Bank	CCBX	Treasury & Administration	Total	Community Bank	CCBX	Treasury & Administration	Total
	(dollars in thousands; unaudited)
Net interest income, before intrabank transfer	$21,677	$29,796	$3,018	$54,491	$17,205	$11,874	$189	$29,268
Interest income (expense) intrabank transfer	(1,079)	2,652	(1,573)	—	128	198	(326)	—
Provision for credit losses - loans	428	43,116	—	43,544	344	12,598	—	12,942
Provision for unfunded commitments	137	16	—	153	—	—	—	—
Noninterest income (1)	1,090	48,080	137	49,307	1,556	20,343	87	21,986
Noninterest expense	9,092	28,439	7,132	44,663	7,646	18,407	4,362	30,415
Net income before income taxes	12,031	8,957	(5,550)	15,438	10,899	1,410	(4,412)	7,897
Income taxes	2,375	1,768	(1,096)	3,047	2,301	297	(931)	1,667
Net Income	$9,656	$7,189	$(4,454)	$12,391	$8,598	$1,113	$(3,481)	$6,230

Table of Contents,
Comparison of the quarter ended March 31, 2023 to the comparable quarter in the prior year
Net interest income before intrabank interest expense for the community bank was $21.7 million for the quarter ended March 31, 2023, an increase of $4.5 million, or 26.0%, compared to $17.2 million for the quarter ended March 31, 2022. The increase in net interest income is largely due to increased yield on loans resulting from loan growth and higher interest rates. As a result of the community bank having higher average loans than deposits for the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022, intrabank interest expense for the community bank was $1.1 million for the quarter ended March 31, 2023, compared to intrabank interest income of $128,000 for the quarter ended March 31, 2022. Provision for credit losses - loans for the community bank was $428,000 for the quarter ended March 31, 2023, compared to a provision of $344,000 for the quarter ended March 31, 2022. Net charge-offs to average loans for the community bank segment have remained consistently low and was 0.01% for the quarter ended March 31, 2023 and 0.00% for the quarter ended March 31, 2022. Noninterest income for the community bank was $1.1 million, for the quarter ended March 31, 2023, a decrease of $466,000, or 29.9%, compared to $1.6 million for the quarter ended March 31, 2022 and primarily due to a $602,000 decrease in loan referral fees. Noninterest expenses for the community bank increased $1.4 million, or 18.9%, to $9.1 million as of March 31, 2023, compared to $7.6 million as of March 31, 2022. The increase in noninterest expense is largely due to increased salaries and employee benefits as a result of growth, higher software licenses maintenance and subscription costs related to new reporting software that helps monitor and assess risk and to automate and create efficiencies in reporting, and other expense increases related to growth.
Net interest income before intrabank interest income for CCBX was $29.8 million for the quarter ended March 31, 2023, an increase of $17.9 million, or 150.9%, compared to $11.9 million for the quarter ended March 31, 2022. The increase in net interest income is due to loan growth and higher interest rates from active CCBX relationships. As a result of having higher average deposits than loans for the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 intrabank interest income for CCBX was $2.7 million for the quarter ended March 31, 2023, compared to $198,000 for the quarter ended March 31, 2022. Provision for credit losses - loans was $43.1 million as a result of loan origination growth and charge-offs from CCBX loans for the quarter ended March 31, 2023, compared to $12.6 million for the quarter ended March 31, 2022. The $43.1 million provision on CCBX loans includes $42.3 million for partner loans with credit enhancement on them and $770,000 on CCBX loans that the Company is responsible for. In accordance with the program agreement and for true lender purposes for that CCBX partner only, the Company is responsible for credit losses on approximately 10% of a $137.4 million loan portfolio, or $13.9 million in partner loans at March 31, 2023. Noninterest income for CCBX was $48.1 million for the quarter ended March 31, 2023, an increase of $27.7 million, or 136.3%, compared to $20.3 million for the quarter ended March 31, 2022, due to an increase of $29.3 million in BaaS credit enhancements to establish a credit enhancement asset for future credit losses due from our CCBX partners, $2.6 million decrease in BaaS fraud enhancements and $1.1 million in BaaS program income, which was the result of increased relationships with broker dealers and digital financial service providers. Noninterest expenses for CCBX increased $10.0 million, or 54.5%, to $28.4 million as of March 31, 2023, compared to $18.4 million as of March 31, 2022. The increase in noninterest expense is largely due to an increase in BaaS loan expense, BaaS fraud expense from increased CCBX loan originations and increased salaries and benefits, for the quarter ended March 31, 2023, compared to the quarter ended March 31, 2022. For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”
Net interest income before intrabank interest expense for treasury & administration was $3.0 million for the quarter ended March 31, 2023, an increase of $2.8 million, or 1496.9%, compared to $189,000 for the quarter ended March 31, 2022, as a result of increased interest rates. Noninterest income increased $50,000, or 57.5%, to $137,000 for the quarter ended March 31, 2023, compared to $87,000 for the quarter ended March 31, 2022. Noninterest expense increased $2.8 million, or 63.5%, to $7.1 million for the quarter ended March 31, 2023, compared to $4.4 million for the quarter ended March 31, 2022, largely as a result of increased salaries and employee benefits as a result of growth.
Financial Condition
Our total assets increased $306.6 million, or 9.7%, to $3.45 billion at March 31, 2023 from $3.14 billion at December 31, 2022. The increase is primarily the result of $209.9 million increase in loans receivable during the three months ended March 31, 2023.
Loans Held For Sale
During the quarter ended March 31, 2023, $101.2 million in CCBX loans were transferred to loans held for sale, with $73.9 million in loans sold. A portion of these loans were sold at par and a portion were sold with a gain on sale of $123,000. As

Table of Contents,
of March 31, 2023 $27.3 million in residential real estate secured lines of credit loans remain in loans held for sale. At December 31, 2022, there were no loans held for sale.
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
As of March 31, 2023, loans receivable totaled $2.84 billion, an increase of $209.9 million, or 8.0%, compared to December 31, 2022. Total loans receivable is net of $6.6 million in net deferred origination fees, $63,000 of which is attributed to PPP loans. The increase includes CCBX loan growth of $153.7 million, or 15.2%, and community bank loan growth of $56.5 million, or 3.5%, which includes a $0.9 million, or 19.3%, reduction in PPP loans due to forgiveness and principal paydowns.
Loans as a percentage of deposits were 92.5% as of March 31, 2023, compared to 93.2% as of December 31, 2022. We remain focused on serving our communities and markets by growing loans and funding those loans with customer deposits.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31, 2023		As of December 31, 2022
(dollars in thousands; unaudited)	Amount	Percent	Amount	Percent
Commercial and industrial loans:
PPP loans	$3,791	0.1%	$4,699	0.2%
Capital call lines	118,796	4.2	146,029	5.5
All other commercial & industrial loans	203,751	7.2	161,900	6.1
Total commercial and industrial loans:	326,338	11.5	312,628	11.8
Real estate loans:
Construction, land and land development	206,635	7.3	214,055	8.1
Residential real estate	455,507	16.0	449,157	17.1
Commercial real estate	1,102,771	38.8	1,048,752	39.8
Consumer and other loans	752,528	26.4	608,771	23.2
Gross loans receivable	2,843,779	100.0%	2,633,363	100.0%
Net deferred origination fees - PPP loans	(63)		(82)
Net deferred origination fees - all other loans	(6,512)		(6,025)
Loans receivable	$2,837,204		$2,627,256
Loan Yield (1)	9.95%		9.33%
(1)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.

Table of Contents,
The following tables detail the loans by segment which are included in the total loan portfolio table above:

Community Bank	As of
	March 31, 2023		December 31, 2022
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
PPP loans	$3,791	0.2%	$4,699	0.3%
All other commercial & industrial loans	155,082	9.3	146,982	9.1
Real estate loans:
Construction, land and land development loans	206,635	12.3	214,055	13.2
Residential real estate loans	206,140	12.3	204,581	12.6
Commercial real estate loans	1,102,771	65.7	1,048,752	64.7
Consumer and other loans:
Other consumer and other loans	2,860	0.2	1,725	0.1
Gross Community Bank loans receivable	1,677,279	100.0%	1,620,794	100.0%
Net deferred origination fees	(6,265)		(6,042)
Loans receivable	$1,671,014		$1,614,752
Loan Yield(1)	5.97%		5.70%
(1)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.

CCBX	As of
	March 31, 2023		December 31, 2022
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Capital call lines	$118,796	10.2%	$146,029	14.4%
All other commercial & industrial loans	48,669	4.1	14,918	1.5
Real estate loans:
Residential real estate loans	249,367	21.4	244,576	24.2
Consumer and other loans:
Credit cards	318,187	27.3	279,644	27.6
Other consumer and other loans	431,481	37.0	327,402	32.3
Gross CCBX loans receivable	1,166,500	100.0%	1,012,569	100.0%
Net deferred origination fees	(310)		(65)
Loans receivable	$1,166,190		$1,012,504
Loan Yield - CCBX (1)(2)	16.09%		15.20%
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
Commercial and Industrial Loans. Commercial and industrial loans increased $13.7 million, or 4.4%, to $326.3 million as of March 31, 2023, from $312.6 million as of December 31, 2022. The increase in commercial and industrial loans receivable over December 31, 2022 was due to a $41.9 million increase in other commercial and industrial loans partially offset by $908,000 in forgiven and repaid PPP loans and a decrease of $27.2 million in capital call lines. Included in the commercial and industrial loan balance is $118.8 million and $146.0 million in capital call lines resulting from relationships with our CCBX partners as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, there were $48.7 million in CCBX other commercial loans, compared to $14.9 million at December 31, 2022.

Table of Contents,
Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory or equipment, and we generally obtain personal guarantees on these loans. Commercial and industrial loans includes $48.6 million and $45.1 million in loans to financial institutions as of March 31, 2023 and December 31, 2022, respectively.
Also included in commercial and industrial loans is $3.8 million and $4.7 million in PPP loans as of March 31, 2023, and December 31, 2022, respectively. The impact of PPP loans on the Company’s financial statements has significantly lessened as nearly all of the PPP loans have been paid off and/or forgiven.
Construction, Land and Land Development Loans. Construction, land and land development loans decreased $7.4 million, or 3.5%, to $206.6 million as of March 31, 2023, from $214.1 million as of December 31, 2022. The decrease is attributed to the completion of a few construction and development projects.
Unfunded loan commitments for construction, land and land development loans were $180.5 million at March 31, 2023, compared to $142.5 million at December 31, 2022. Although we have seen a strong commercial and residential real estate market in the Puget Sound region thus far in 2023, the economic environment is continuously changing with the recent bank failures, inflation, higher interest rates, global unrest, the war in Ukraine, mid-term elections and trade issues that have resulted in some economic uncertainty and slowing in construction lending.
Construction, land and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing these loans are primarily located in the Puget Sound region and are comprised of both residential and commercial properties, including owner occupied properties and investor properties. As of March 31, 2023, construction, land and land development loans included $98.0 million in commercial construction loans, $42.0 million in undeveloped land loans, $32.3 million in residential construction loans and $34.4 million in other construction, land and land development loans, compared to $100.7 million in commercial construction loans, $44.6 million in undeveloped land loans, $32.9 million in residential construction loans and $35.9 million in other construction, land and land development loans as of December 31, 2022.
Residential Real Estate Loans. Our one-to-four family residential real estate loans increased $6.4 million, or 1.4%, to $455.5 million as of March 31, 2023, from $449.2 million as of December 31, 2022 largely due to an increase of $4.8 million in CCBX loans.
As of March 31, 2023, there were $249.4 million in CCBX home equity loans included in residential real estate, compared to $244.6 million at December 31, 2022, as a result of increased activity. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card.
We have purchased residential mortgages originated through other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio, meet certain regulatory requirements and increase our interest income. We last purchased residential mortgage loans in 2018. As of March 31, 2023 and December 31, 2022, we held $9.4 million in purchased residential real estate mortgage loans. These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards.
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
Commercial Real Estate Loans. Commercial real estate loans increased $54.0 million, or 5.2%, to $1.10 billion as of March 31, 2023, from $1.05 billion as of December 31, 2022.

Table of Contents,
These increases, which occurred across the various segments of our portfolio, were due to our commitment to grow the portfolio in the Puget Sound region. We actively seek commercial real estate loans in our markets and our lenders are experienced in competing for these loans and managing these relationships.
We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, low rise office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10 to 25 year period with balloon payments due at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates. At March 31, 2023, approximately 31.7% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 38.8% of our loan portfolio at March 31, 2023 and are historically our largest source of revenue. As of March 31, 2023, we held $42.2 million in purchased commercial real estate loans, compared to $42.4 million at December 31, 2022. Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans, and remains diligent in communicating and proactively working with borrowers to help mitigate potential credit deterioration.
Consumer and Other. Consumer and other loans increased $143.8 million, or 23.6%, to $752.5 million, from $608.8 million as of December 31, 2022, as a result of growth in CCBX loans originated through our partners.
CCBX consumer loans totaled $749.7 million as of March 31, 2023, compared to $607.0 million at December 31, 2022. CCBX consumer loans include installment loans, credit cards, lines of credit and other loans. Our community bank consumer and other loans totaled $2.9 million as of March 31, 2023, compared to $1.7 million at December 31, 2022 and are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans.
Industry Exposure and Categories of Loans
We have a diversified loan portfolio, representing a wide variety of industries. Our major categories of loans are commercial real estate, consumer and other loans, residential real estate, commercial and industrial, and construction, land and land development loans. Together they represent $2.84 billion in outstanding loan balances. When combined with $2.36 billion in unused commitments the total of these categories is $5.20 billion. However, total exposure on CCBX loans is subject to portfolio and partner maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our community bank loan commitments by industry for our commercial real estate portfolio as of March 31, 2023:

Table of Contents,

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Community bank commercial real estate loans
Apartments	$264,439	$6,231	$270,670	5.2%	$3,040	87
Hotel/Motel	148,869	2,931	151,800	2.9	6,203	24
Office	99,407	3,258	102,665	2.0	1,058	94
Convenience Store	95,885	2,586	98,471	1.9	1,844	52
Retail	85,679	1,162	86,841	1.7	921	93
Mixed use	85,624	3,670	89,294	1.7	1,007	85
Warehouse	83,366	1,290	84,656	1.6	1,516	55
Mini Storage	50,643	917	51,560	1.0	2,814	18
Strip Mall	45,801	—	45,801	0.9	5,725	8
Manufacturing	37,558	800	38,358	0.7	1,138	33
Groups < 0.70% of total	105,500	3,947	109,447	2.1	1,256	84
Total	$1,102,771	$26,792	$1,129,563	21.7%	$1,742	633
As illustrated in the table below, our CCBX partners originate a large number of mostly smaller dollar loans, resulting in an average consumer loan of just $1,600.
The following table summarizes our loan commitments by category for our consumer and other loan portfolio as of March 31, 2023:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX consumer loans
Installment loans	$425,280	$—	$425,280	8.2%	$1.9	225,180
Credit cards	318,187	944,758	1,262,945	24.3	1.5	219,417
Lines of credit	3,605	361	3,966	0.1	0.3	12,553
Other loans	2,596	—	2,596	0.1	0.2	16,389
Community bank consumer loans
Other loans	1,408	—	1,408	0.0	5.8	241
Installment loans	1,294	—	1,294	0.0	51.8	25
Lines of credit	158	619	777	0.0	3.4	47
Total	$752,528	$945,738	$1,698,266	32.7%	$1.6	473,852
(1)Total exposure on CCBX capital call lines is subject to a portfolio maximum limit of $350.0 million. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.

Table of Contents,
The following table summarizes our loan commitments by category for our residential real estate portfolio as of March 31, 2023:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX residential real estate loans
Home equity line of credit	$249,367	$359,215	$608,582	11.7%	$26	9,495
Community bank residential real estate loans
Closed end, secured by first liens	178,206	4,748	182,954	3.5	600	297
Home equity line of credit	19,318	43,565	62,883	1.2	91	213
Closed end, second liens	8,616	1,016	9,632	0.2	331	26
Total	$455,507	$408,544	$864,051	16.6%	$45	10,031
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our loan commitments by industry for our commercial and industrial loan portfolio as of March 31, 2023:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Capital Call Lines	$118,796	$716,609	$835,405	16.1%	$707	168
Retail	49,329	6,174	55,503	1.1	24	2,026
Financial Institutions	48,649	—	48,649	0.9	4,054	12
Construction/Contractor Services	22,019	30,785	52,804	1.0	120	183
Medical / Dental / Other Care	20,758	5,848	26,606	0.5	769	27
Manufacturing	11,622	5,416	17,038	0.3	208	56
Groups < 0.30% of total	55,165	30,251	85,416	1.6	175	315
Total	$326,338	$795,083	$1,121,421	21.5%	$117	2,787
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.

Table of Contents,
The following table details our community bank loan commitments by category for our construction, land and land development loan portfolio as of March 31, 2023:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Community bank construction, land and land development loans
Commercial construction	$97,987	$141,667	$239,654	4.6%	$4,260	23
Residential construction	32,268	21,988	54,256	1.0	978	33
Undeveloped land loans	41,951	9,718	51,669	1.0	2,997	14
Developed land loans	19,130	3,732	22,862	0.4	660	29
Land development	15,299	3,392	18,691	0.4	805	19
Total	$206,635	$180,497	$387,132	7.4%	$1,751	118
Nonperforming Assets
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by applicable regulations. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. Installment (closed end) consumer loans and revolving (open-ended loans, such as credit cards) originated through CCBX partners continue to accrue interest until they are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards). These consumer loans are reported out as nonperforming/substandard loans, 90+ days past due and still accruing. As a result of the type of loans (primarily consumer loans) originated through our CCBX partners, we anticipate that balances 90 days past due or more and still accruing will increase as those loans grow. When loans are placed on nonaccrual status, all unpaid accrued interest is reversed from income and all interest accruals are stopped. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal balance. Loans are returned to accrual status if we believe that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on nonaccrual status. We define nonperforming loans as loans on nonaccrual status and accruing loans 90 days or more past due. Nonperforming assets also include other real estate owned and repossessed assets.
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

We had $31.5 million in nonperforming assets as of March 31, 2023, compared to $33.2 million as of December 31, 2022. This includes $24.6 million in CCBX loans more than 90 days past due and still accruing interest as of March 31, 2023, compared to $26.1 million at December 31, 2022. All of our nonperforming assets were nonperforming loans as of March 31, 2023 and December 31, 2022. Our nonperforming loans to loans receivable ratio was 1.11% at March 31, 2023, compared to 1.26% at December 31, 2022. The decrease in nonperforming assets was due to a $1.5 million decrease in CCBX partner loans that are 90 days or more past due and still accruing interest. Community bank nonaccrual loans decreased $98,000 during the three months ended March 31, 2023 due to principal reductions/charge-offs.
Our community bank credit quality remains strong, as demonstrated by the low level of community bank charge-offs and nonperforming loan balance for the three months ended March 31, 2023. CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by absorbing incurred losses, when accruing

Table of Contents,
consumer loans originated through CCBX partners are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards).
The following table presents information regarding nonperforming assets at the dates indicated:

(dollars in thousands; unaudited)	As of March 31, 2023	As of December 31, 2022
Nonaccrual loans:
Commercial and industrial loans	$15	$113
Real estate loans:
Construction, land and land development	66	66
Commercial real estate	6,901	6,901
Total nonaccrual loans	6,982	7,080
Accruing loans past due 90 days or more:
Commercial & industrial loans	187	404
Real estate loans:
Residential real estate loans	946	876
Consumer and other loans:
Credit cards	17,772	10,570
Other consumer and other loans	5,657	14,245
Total accruing loans past due 90 days or more	24,562	26,095
Total nonperforming loans	31,544	33,175
Real estate owned	—	—
Repossessed assets	—	—
Modified loans for borrowers experiencing financial difficulty, accruing	—	—
Total nonperforming assets	$31,544	$33,175
Total nonaccrual loans to loans receivable	0.25%	0.27%
Total nonperforming loans to loans receivable	1.11%	1.26%
Total nonperforming assets to total assets	0.91%	1.06%
The following tables detail nonperforming assets by segment which are included in the total nonperforming assets table above:

Community Bank	As of
(dollars in thousands; unaudited)	March 31, 2023	December 31, 2022
Nonaccrual loans:
Commercial and industrial loans	$15	$113
Real estate:
Construction, land and land development	66	66
Commercial real estate	6,901	6,901
Total nonaccrual loans	6,982	7,080
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	—	—
Total nonperforming loans	6,982	7,080
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$6,982	$7,080

Table of Contents,

CCBX	As of
(dollars in thousands; unaudited)	March 31, 2023	December 31, 2022
Nonaccrual loans	$—	$—
Accruing loans past due 90 days or more:
Commercial & industrial loans	187	404
Real estate loans:
Residential real estate loans	946	876
Consumer and other loans:
Credit cards	17,772	10,570
Other consumer and other loans	5,657	14,245
Total accruing loans past due 90 days or more	24,562	26,095
Total nonperforming loans	24,562	26,095
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$24,562	$26,095
Allowance for credit losses
The ACL is an estimate of the expected credit losses on financial assets measured at amortized cost. The ACL is evaluated and calculated on a collective basis for those loans which share similar risk characteristics. At each reporting period, the Company evaluates whether the loans in a pool continue to exhibit similar risk characteristics as the other loans in the pool and whether it needs to evaluate the allowance on an individual basis. The Bank must estimate expected credit losses over the loans’ contractual terms, adjusted for expected prepayments. In estimating the life of the loan, the Bank cannot extend the contractual term of the loan for expected extensions, renewals, and modifications, unless the extension or renewal options are included in the contract at the reporting date and are not unconditionally cancellable by the Bank. Because expected credit losses are estimated over the contractual life adjusted for estimated prepayments, determination of the life of the loan may significantly affect the ACL. The Company has chosen to segment its portfolio consistent with the manner in which it manages the risk of the type of credit.
•Community Bank Portfolio: The ACL calculation is derived for loan segments utilizing loan level information and relevant information from internal and external sources related to past events and current conditions. In addition, the Company incorporates a reasonable and supportable forecast.
•CCBX Portfolio: The Bank calculates the ACL on loans on an aggregate basis based on each partner and product level, segmenting the risk inherent in the CCBX portfolio based on qualitative and quantitative trends in the portfolio.
Also included in the ACL are qualitative reserves to cover losses that are expected, but in the Company’s assessment may not be adequately represented in the quantitative method. For example, factors that the Company considers include environmental business conditions, borrower’s financial condition, credit rating and the volume and severity of past due loans and non-accrual loans. Based on this analysis, the Company records a provision for loan losses to maintain the allowance at appropriate levels.
As of March 31, 2023, the allowance for credit losses totaled $89.1 million, or 3.14% of total loans. As of December 31, 2022, the allowance for loan losses totaled $74.0 million, or 2.82% of total loans. Effective January 1, 2023 the Company implemented the CECL allowance model which calculates reserves over the life of the loan and is largely driven by portfolio characteristics, economic outlook, and other key methodology assumptions versus the incurred loss model, which is what we were previously using. As a result of implementing CECL, there was a one-time adjustment to the 2023 opening allowance balance of $3.9 million. The day one CECL adjustment for community bank loans included a reduction of $310,000 to the community bank allowance driven by the reversal of the unallocated balance and a reduction of $340,000 related to the community bank unfunded commitment reserve also driven by the reversal of the unallocated balance. This was offset by an increase to the CCBX allowance for $4.2 million. With the mirror image approach accounting related to the contingent credit enhancement asset for CCBX partner loans, there was a CECL day one increase to the indemnification asset in the amount of $4.5 million. Net, the day one impact to retained earnings for the Bank’s transition to CECL was an increase of $954,000, excluding the impact of income taxes.

Table of Contents,
The increase in the Company’s allowance for credit losses for the quarter ended March 31, 2023 compared to December 31, 2022, is largely related to the provision for CCBX partner loans. During the three months ended March 31, 2023, a $43.1 million provision for credit losses - loans was recorded for CCBX partner loans based on management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a provision for credit losses - loans of $428,000 was needed for the three months ended March 31, 2023. The economic environment is continuously changing with the recent bank failures, inflation, higher interest rates, global unrest, the war in Ukraine, mid-term elections and trade issues that have resulted in some economic uncertainty. As described above, CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses.
Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by absorbing incurred losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans and negative deposit accounts. When the provision for credit losses - loans and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner's legal commitment to cover losses. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner. Agreements with our CCBX partners also provide protection to the Bank from fraud by absorbing incurred fraud losses. Fraud losses are recorded when incurred as losses in noninterest expense, and the enhancement received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. CCBX partners also pledge a cash reserve account at the Bank which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by absorbing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligations to replenish their cash reserve account then the Bank would be exposed to additional loan and deposit losses, as a result of this counterparty risk. If a CCBX partner does not replenish their cash reserve account then the Bank can declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. The Bank would write-off any remaining credit enhancement asset from the CCBX partner but would retain the full yield on the loan portfolio going forward, and BaaS loan expense would decrease once default occurred and payments to the CCBX partner were stopped.
The following table presents, as of and for the periods indicated, net charge-off information by segment:

	Three Months Ended
	March 31, 2023			March 31, 2022
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$50	$34,117	$34,167	$4	$2,804	$2,808
Gross recoveries	(5)	(1,860)	(1,865)	(4)	—	(4)
Net charge-offs	$45	$32,257	$32,302	$—	$2,804	$2,804
Net charge-offs to average loans (1)	0.01%	12.29%	4.84%	0.00%	2.98%	0.64%
(1)Annualized calculations shown for periods presented.

Table of Contents,
The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of or for the Three Months Ended March 31,
(dollars in thousands; unaudited)	2023	2022
Allowance at beginning of period	$74,029	$28,632
Impact of adopting CECL (ASC 326)	3,852	—
Provision for credit losses	43,544	12,942
Charge-offs:
Commercial and industrial loans	776	5
Residential real estate	737	—
Consumer and other	32,654	2,803
Total charge-offs	34,167	2,808
Recoveries:
Commercial and industrial loans	3	2
Consumer and other	1,862	2
Total recoveries	1,865	4
Net charge-offs	32,302	2,804
Allowance at end of period	$89,123	$38,770
Allowance for credit losses to nonaccrual loans	1276.47%	21070.65%
Allowance to nonperforming loans	282.54%	1653.30%
Allowance to loans receivable	3.14%	1.97%
(1)Annualized calculations shown for periods presented.
The allowance for credit losses to nonaccrual loans ratio decreased as of March 31, 2023, compared to March 31, 2022 as a result of an increase of $6.8 million in nonaccrual community bank loans, combined with an increase of $50.4 million in the allowance for credit losses. The increase in the allowance for credit losses for the three March 31, 2023 compared to the three March 31, 2022, is largely related to the increase in the allowance for loans originated through our CCBX partners. CCBX partner agreements provide for, and the Company has collected in full, credit enhancements that cover the $32.3 million in net charge-offs on CCBX loans for the three March 31, 2023. At March 31, 2023, the allowance for credit losses for CCBX partner loans totaled $68.4 million, compared to $18.1 million at March 31, 2022.
The following table presents the loans receivable and allowance for credit losses by segment for the periods indicated:

	As of March 31, 2023			As of December 31, 2022
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Loans receivable	$1,671,014	$1,166,190	$2,837,204	$1,614,752	$1,012,504	$2,627,256
Allowance for credit losses	(20,708)	(68,415)	(89,123)	(20,636)	(53,393)	(74,029)
Allowance for credit losses to total loans receivable	1.24%	5.87%	3.14%	1.28%	5.27%	2.82%
Although we believe that we have established our allowance for credit losses in accordance with GAAP and that the allowance for credit losses was adequate to provide for expected losses in the portfolio at all times shown above, future provisions for credit losses will be subject to ongoing evaluations of the risks in our loan portfolio. We have not seen an increase in community bank credit losses due to COVID-19 as originally anticipated, as evidenced by the low level of charge-offs and nonperforming loans, however, the economic environment is continuously changing with the recent bank failures, inflation, higher interest rates, global unrest, the war in Ukraine, mid-term elections and trade issues that have resulted in some economic uncertainty. If economic conditions worsen then Washington state and Puget Sound region may experience a more severe economic downturn, and our asset quality could deteriorate, which may require material additional provisions for credit losses.

Table of Contents,
Securities
We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits or other business purposes. At March 31, 2023, 96.1% of our investment portfolio consisted of U.S. Treasury securities. The remainder of our securities portfolio was invested in municipal bonds, U.S. Agency collateralized mortgage obligations and U.S. Agency residential mortgage-backed securities. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At March 31, 2023, our loan-to-deposit ratio was 92.5% due to our significant growth in both loans and deposits. Our securities portfolio represented less than 5% of assets. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we anticipate investing excess funds to provide a higher return.
As of March 31, 2023, the amortized cost of our investment securities totaled $104.0 million, an increase of $2.7 million, or 2.6%, compared to $101.3 million as of December 31, 2022. The increase in the securities portfolio was due to the purchase of one security for $2.7 million during the three months ended March 31, 2023. This security was purchased for CRA purposes and placed in our held-to-maturity portfolio. The existing securities in our held-to-maturity portfolio were purchased for and are being held for CRA purposes.
Our investment portfolio consists of securities classified as available-for-sale and, to a lesser amount, held-to-maturity. The carrying values of our investment securities classified as available-for-sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. As of March 31, 2023, our available-for-sale portfolio has an unrealized loss of $2.3 million, compared to an unrealized loss of $3.0 million as of December 31, 2022.
The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of March 31, 2023		As of December 31, 2022
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$99,974	$97,699	$99,967	$97,015
U.S. Agency collateralized mortgage obligations	52	50	54	51
U.S. Agency residential mortgage-backed securities	—	—	1	1
Municipal bonds	250	250	250	250
Total available-for-sale securities	100,276	97,999	100,272	97,317
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	3,705	3,597	1,036	916
Total held-to-maturity securities	3,705	3,597	1,036	916
Total investment securities	$103,981	$101,596	$101,308	$98,233
We held a $2.2 million equity interest in a financial technology company as of March 31, 2023 and December 31, 2022, which consists of common stock and preferred shares.
Additionally, we held a $350,000 equity interest in a technology company of March 31, 2023 and December 31, 2022.
We invest in investment funds that are designed to help accelerate technology adoption at banks and have invested in three separate funds. These funds are carried at fair value as reported by the funds. During the three months ended March 31, 2023, we contributed $123,000 with investment funds designed to help accelerate technology adoption at banks, and recognized gains of $39,000, resulting in an equity interest of $617,000 at March 31, 2023. The Company has committed up to $820,000 in capital for these investment funds, however, the Company is not obligated to fund these commitments prior to a capital call.
Deposits
We offer a variety of deposit products that have a wide range of interest rates and terms, including demand, money market, savings, and time accounts as well as IntraFi network sweep deposits. Sweep deposits enable us to provide an FDIC

Table of Contents,
insured deposit option to customers that have balances in excess of the FDIC insurance limit. This service trades our customers’ funds as certificates of deposit or interest bearing demand deposits in increments under the FDIC insured amount to other participating financial institutions and in exchange we receive time deposit or interest bearing demand investments from participating financial institutions in a reciprocal agreement. We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels (internet and mobile), and personalized service to attract new deposits and retain existing deposits. Additionally, we offer deposit products through our CCBX segment. CCBX deposits are generally classified as interest bearing negotiable order of withdrawal (“NOW”) and money market accounts. CCBX deposit products allow us to offer a broader range of partner specific products, which include products designed to reach specific under-served or under-banked populations served by our CCBX partners.
Total deposits as of March 31, 2023 were $3.10 billion, an increase of $277.7 million, or 9.9%, compared to $2.82 billion as of December 31, 2022. The increase in deposits was largely in core deposits, which increased $381.6 million to $3.07 billion from $2.69 billion at December 31, 2022. We define core deposits as all deposits except time deposits and brokered deposits. The $381.6 million increase in core deposits is also largely from growth in the CCBX segment, which accounted for $386.1 million of the increase, partially offset by a decrease of $4.4 million in community bank deposits. The slight decrease in community bank deposits was a result of pricing disciplines as some customer sought higher rate products elsewhere. Our cost of deposits for the community bank was 0.66% for the three months ended March 31, 2023. BaaS-brokered deposits are now classified as NOW accounts due to a change in the relationship agreement with one of our partners; these deposits increased $173.9 million to $275.4 million as of March 31, 2023. These deposits increased as a result of sweeping them back on the balance sheet. Additionally, as of March 31, 2023 we have access to $36.9 million in CCBX customer deposits that are currently being transferred from the Bank’s balance sheet to other financial institutions on a daily basis. The Bank could retain these deposits for liquidity and funding purposes if needed. If a portion of these deposits are retained, they would be classified as NOW accounts.
Included in total deposits is $1.56 billion in CCBX deposits, an increase of $284.5 million, or 22.2%, compared to $1.28 billion as of December 31, 2022. CCBX customer deposit relationships include deposits with CCBX end customers, operating and non-operating deposit accounts. The deposits from our CCBX segment are generally classified as interest bearing NOW and money market accounts.
Total noninterest bearing deposits as of March 31, 2023 were $761.8 million, a decrease of $13.2 million, or 1.7%, compared to $775.0 million as of December 31, 2022. Noninterest bearing deposits represent 24.6% and 27.5% of total deposits for March 31, 2023 and December 31, 2022, respectively.
Total interest bearing account balances, excluding time deposits, as of March 31, 2023 were $2.31 billion, an increase of $293.3 million, or 14.6%, compared to $2.01 billion as of December 31, 2022. The $293.3 million increase is the due in part to former BaaS-brokered deposits now being classified as NOW accounts in the first quarter of 2023 due to a change in the relationship agreement with one of our partners, combined with CCBX growth in interest bearing deposits and a community bank increase in interest bearing deposits of $25.3 million. Included in total deposits is $94.3 million in IntraFi network NOW and money market sweep accounts as of March 31, 2023, which provides our customers with fully insured deposits through a sweep to other financial institutions.
Total time deposit balances as of March 31, 2023 were $27.1 million, a decrease of $2.4 million, or 8.1%, from $29.4 million as of December 31, 2022. The decrease is due to the strong increase in core deposits, and our focus on core deposits and letting higher rate deposits run off as they mature. We have seen competitors increase rates on time deposits, and we have not globally matched their rates in response as we focus on growing and retaining less costly core deposits.

Table of Contents,
The following table sets forth deposit balances at the dates indicated:

	As of March 31, 2023		As of December 31, 2022
(dollars in thousands; unaudited)	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
Demand, noninterest bearing	$761,800	24.6%	$775,012	27.5%
NOW and money market	2,207,121	71.3	1,804,399	64.0
Savings	99,241	3.2	107,117	3.8
Total core deposits	3,068,162	99.1	2,686,528	95.3
Brokered deposits	1	—	101,546	3.6
Time deposits less than $100,000	11,343	0.4	12,596	0.5
Time deposits $100,000 and over	15,717	0.5	16,851	0.6
Total	$3,095,223	100.0%	$2,817,521	100.0%
Cost of deposits (1)	2.13%		1.56%
(1)Cost of deposits is annualized for the three months ended for each period presented.
The following tables detail the deposits for the segments which are included in the total deposit portfolio table above:

Community Bank	As of
	March 31, 2023		December 31, 2022
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$664,452	43.4%	$694,179	45.2%
NOW and money market	743,548	48.6	709,490	46.1
Savings	96,330	6.3	105,101	6.8
Total core deposits	1,504,330	98.3	1,508,770	98.1
Brokered deposits	1	0.0	1	0.0
Time deposits less than $100,000	11,343	0.7	12,596	0.8
Time deposits $100,000 and over	15,717	1.0	16,851	1.1
Total Community Bank deposits	$1,531,391	100.0%	$1,538,218	100.0%
Cost of deposits(1)	0.66%		0.37%
(1)Cost of deposits is annualized for the three months ended for each period presented.

CCBX	As of
	March 31, 2023		December 31, 2022
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$97,348	6.2%	$80,833	6.3%
NOW and money market	1,463,573	93.6	1,094,909	85.6
Savings	2,911	0.2	2,016	0.2
Total core deposits	1,563,832	100.0	1,177,758	92.1
BaaS-brokered deposits	—	—	101,545	7.9
Total CCBX deposits	$1,563,832	100.0%	$1,279,303	100.0%
Cost of deposits (1)	3.89%		3.13%
(1)Cost of deposits is annualized for the three months ended for each period presented.

Table of Contents,
The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(dollars in thousands; unaudited)	As of March 31, 2023	As of December 31, 2022
Maturity Period:
Three months or less	$3,657	$4,067
Over three through six months	2,708	2,957
Over six through twelve months	6,827	5,892
Over twelve months	2,525	3,935
Total	$15,717	$16,851
Weighted average maturity (in years)	0.83	0.76
Average deposits for the three months ended March 31, 2023 were $2.85 billion, an increase of 16.1% compared to $2.45 billion for the three months ended March 31, 2022. The increase in average deposits was primarily due to an increase in core deposits, primarily in interest rate bearing deposits. We expect deposits to increase with continued growth in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by branch managers, treasury service personnel and lenders.
The average rate paid on total deposits was 2.13% for the three months ended March 31, 2023, compared to 0.09% for the three months ended March 31, 2022. The average rate paid on NOW and money market accounts increased 2.92% for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The average rate paid on time deposits of less than $100,000 decreased 0.12% for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The average rate paid on time deposits greater than $100,000 decreased 2.06% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The average rate paid on time deposits greater than $100,000 was higher in the quarter ended March 31, 2022 due to the recognition of additional interest expense of $130,000 during the quarter to correct interest on CDs from a previous period; there was no such adjustment in the quarter ended March 31, 2023. The average rate paid on savings increased 0.11% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The average rate paid on BaaS brokered deposits increased 3.73% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The overall higher average rate paid on interest bearing accounts in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is due to the recent interest rate increases by the FOMC. Increased Fed Funds rates along with competition are expected to continue to impact future cost of deposits and our pricing strategies.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended March 31,
	2023		2022
(dollars in thousands; unaudited)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)
Demand, noninterest bearing	$775,940	0.00%	$1,320,144	0.00%
NOW and money market	1,833,035	3.06	917,075	0.14
Savings	103,893	0.14	104,209	0.03
BaaS-brokered deposits	105,315	4.08	68,819	0.35
Time deposits less than $100,000	11,838	0.21	14,844	0.33
Time deposits $100,000 and over	16,136	0.25	27,037	2.31
Total deposits	$2,846,157	2.13%	$2,452,128	0.09%
(1)Annualized calculations shown for periods presented.
The ratio of average noninterest bearing deposits to average total deposits for the three months ended March 31, 2023 was 27.3% and compared to 53.8% for the three months ended March 31, 2022.

Table of Contents,
Uninsured Deposits
The FDIC insures our deposits up to $250,000 per depositor, per insured bank for each account ownership category. Deposits that exceed insurance limits are uninsured. At March 31, 2023, deposits totaled $3.10 billion, of which total estimated uninsured deposits were $768.3 million, or 24.8% of total deposits, compared to $835.8 million, or 29.7% of total deposits as of December 31, 2022. At March 31, 2022, deposits totaled $2.58 billion, of which total estimated uninsured deposits were $850.1 million, or 33.0% of total deposits. The Bank is using sweep deposits to provide our customers with fully insured deposits.
Uninsured time deposits totaled $2.7 million as of March 31, 2023. The table below shows the estimated uninsured time deposits, by account, for the maturity periods indicated:

(dollars in thousands; unaudited)	As of March 31, 2023
Maturity Period:
Three months or less	$314
Over three through six months	691
Over six through twelve months	1,491
Over twelve months	178
Total	$2,674
Borrowings
We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of March 31, 2023 and March 31, 2022, total borrowing capacity of $465.3 million and $23.6 million, respectively, was available under this arrangement. As of March 31, 2023 and 2022, Federal Reserve advances totaled zero.
Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of March 31, 2023 and March 31, 2022, we had borrowing capacity of $109.8 million and $98.3 million, respectively, with the FHLB. As of March 31, 2023 and 2022, FHLB advances totaled zero.
The table below provides details on the FHLB advance borrowings for the periods indicated:

	As of and For the Three Months Ended March 31,
(dollars in thousands; unaudited)	2023	2022
Maximum amount outstanding at any month-end during period:	$—	$24,999
Average outstanding balance during period:	$—	$24,443
Weighted average interest rate during period:	0.00%	1.13%
Balance outstanding at end of period:	$—	$—
Weighted average interest rate at end of period:	0.00%	N/A
Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I (the “Trust”), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The debentures bear interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. The effective rate as of March 31, 2023 and December 31, 2022 was 6.97% and 6.87%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay

Table of Contents,
dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture, subject to Federal Reserve approval. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.
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
Liquidity and Capital Resources
Liquidity Management
Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, and operational, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity management. Deposits obtained through our CCBX segment are a significant source of liquidity for us. If a relationship with a large CCBX partner terminates, the exit of those deposits could have an adverse impact on liquidity. Partner program agreements govern the relationship and are valid for a given period of time. Prior to exiting, the partner would need to provide us adequate notice as stipulated in the agreement that they were not going to renew the program agreement and intend to move the deposits. The movement to an alternate BaaS provider is cumbersome and would be over a period of time, which would allow us the opportunity to put alternate liquidity in place; those options are more fully discussed below. As of March 31, 2023, we have 1 partner with deposits that are in excess of 10% of total deposits and represent 26% of total deposits.
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

Table of Contents,
Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available-for-sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail, commercial, and BaaS deposits, advances from the FHLB and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve discount window, draws on established federal funds lines from unaffiliated commercial banks, funds from online rate services, brokered deposits, a one-way buy through an ICS account, and the issuance of debt or equity securities. Additionally, the Bank, as of March 31, 2023, has access to $36.9 million in CCBX customer deposits that are currently being transferred from the Bank’s balance sheet to other financial institutions on a daily basis. The Bank could retain these deposits for liquidity and funding purposes if needed. We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary and are closely monitoring liquidity in this uncertain economic environment.
The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs. During the three months ended March 31, 2023, the Company contributed $15.0 million to the Bank. The Company currently holds $7.7 million in cash for debt servicing and operating purposes. In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs.
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
As of March 31, 2023, and December 31, 2022, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us. In addition, the Company maintains an effective registration statement on Form S-3 with the Securities and Exchange Commission that would allow the Company to raise additional capital in an amount up to $115.5 million. The Company raised $34.5 million in December 2021. The Company, through a private placement, raised $25.0 million in subordinated debt in 2021 and repaid $10.0 million of subordinated debt with the proceeds and used the remainder for general corporate purposes. On November 1, 2022 the Company, through a private placement, raised $20.0 million of subordinated debt with the proceeds to be used for general corporate purposes.

Table of Contents,
The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
(dollars in thousands; unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Tier 1 Leverage Capital (to average assets)
Company	$264,000	8.29%	$127,350	4.00%	N/A	N/A
Bank Only	297,477	9.35%	127,233	4.00%	159,041	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	260,500	8.61%	136,084	4.50%	N/A	N/A
Bank Only	297,477	9.76%	137,110	4.50%	198,047	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	264,000	8.73%	181,445	6.00%	N/A	N/A
Bank Only	297,477	9.76%	182,813	6.00%	243,751	8.00%
Total Capital (to risk-weighted assets)
Company	347,444	11.49%	241,926	8.00%	N/A	N/A
Bank Only	336,201	11.03%	243,751	8.00%	304,688	10.00%
December 31, 2022
Tier 1 Leverage Capital (to average assets)
Company	$249,250	7.97%	$125,141	4.00%	N/A	N/A
Bank Only	267,699	8.56%	125,025	4.00%	156,281	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	245,750	8.92%	124,027	4.50%	N/A	N/A
Bank Only	267,699	9.73%	123,822	4.50%	178,854	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	249,250	9.04%	165,370	6.00%	N/A	N/A
Bank Only	267,699	9.73%	165,096	6.00%	220,128	8.00%
Total Capital (to risk-weighted assets)
Company	329,203	11.94%	220,493	8.00%	N/A	N/A
Bank Only	302,595	11.00%	220,128	8.00%	275,160	10.00%
(1)Presents the minimum capital adequacy requirements that apply to the Bank (excluding the capital conservation buffer) and the Company.

Table of Contents,
Material Cash Requirements and Capital Resources
The following table provides the material cash requirements from known contractual and other obligations as of as of March 31, 2023:

		Payments Due by Period
(dollars in thousands; unaudited)	Total	Less than 1 Year	Over 1 year	Other (1)
Cash requirements
Time Deposits	$27,060	$21,548	$5,512	$—
Subordinated notes	45,000	—	45,000	—
Junior subordinated debentures	3,609	—	3,609	—
Deferred compensation plans	891	175	716	—
Operating leases	5,805	987	4,818	—
Non-maturity deposits	3,068,163	—	—	3,068,163
Equity investment commitment	820	820	—	—
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
As of March 31, 2023 we had $2.4 billion in commitments to extend credit, compared to $2.2 billion as of December 31, 2022. The $156.5 million increase is largely attributed to an increase of $152.2 million in consumer and other loan commitments, related to CCBX consumer loans, $56.1 million decrease in commercial and industrial capital call line commitments, $40.2 million increase in commercial construction loans and $33.8 million increase in residential real estate commitments, related to CCBX loans.

Table of Contents,
The following table presents commitments associated with outstanding commitments to extend credit, standby and commercial letters of credit and equity investment commitments as of the periods indicated:

(dollars in thousands; unaudited)	As of March 31, 2023	As of December 31, 2022
Commitments to extend credit:
Commercial and industrial loans	$78,473	$81,568
Commercial and industrial loans - capital call lines	716,610	772,732
Construction – commercial real estate loans	149,867	109,715
Construction – residential real estate loans	30,631	32,827
Residential real estate loans	408,544	374,735
Commercial real estate loans	26,792	35,024
Consumer and other loans	945,738	793,563
Total commitments to extend credit	$2,356,655	$2,200,164
Standby letters of credit	$2,374	$3,064
Equity investment commitment	$820	$988
We have portfolio limits with our each of our partners to manage loan concentration risk, liquidity risk, and counter-party partner risk. For example, as of March 31, 2023, capital call lines outstanding balance totaled $118.8 million, and while commitments totaled $716.6 million the commitments are cancelable, and are also limited to a maximum of $350.0 million by agreement with the partner.
The following table shows the CCBX maximum portfolio sizes by loan category as of March 31, 2023.

(dollars in thousands; unaudited)	Type of Lending	Maximum Portfolio Size
Commercial and industrial loans:
Capital call lines	Business - Venture Capital	$350,000
All other commercial & industrial loans	Business - Small Business	102,209
Real estate loans:
Home equity lines of credit	Home Equity - Secured Credit Cards	300,000
Consumer and other loans:
Credit cards	Credit Cards - Primarily Consumer	500,762
Installment loans	Consumer	1,166,761
Other consumer and other loans	Consumer - Secured Credit Builder & Unsecured consumer	185,269
		$2,605,001
Total Existing Portfolio Size		$1,166,190
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer. As of March 31, 2023, $1.66 billion in commitments to extend credit are unconditionally cancelable, compared to $1.57 billion at December 31, 2022. The increase in unconditionally cancelable commitments is attributed to growth in CCBX loans. Commitments that are unconditionally cancelable allow us to better manage loan growth, credit concentrations and liquidity. We also limit CCBX partners to a maximum aggregate customer loan balance originated and held on our balance sheet, as shown in the table above.
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
Critical Accounting Policies
Our accounting policies are integral to understanding our results of operations. Our accounting policies are described in greater detail in “Note 1 - Description of Business and Summary of Significant Accounting Policies” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our Form 10-K. We have procedures and processes in place to facilitate making these judgments. Actual results in these areas could differ from management’s estimates. There have been no significant changes concerning our critical accounting policies as described in our Form 10-K except as indicated in Note 1 of the condensed consolidated financial statements included elsewhere in this report.
Selected Financial Data
The following table shows the Company’s key performance ratios for the periods indicated.

	Three Months Ended
(unaudited)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022

Return on average assets (1)	1.58%	1.66%	1.45%	1.41%	0.93%
Return on average equity (1)	19.89%	21.86%	19.36%	18.86%	12.12%
Yield on earnings assets (1)	9.19%	8.47%	7.38%	5.94%	4.58%
Yield on loans receivable (1)	9.95%	9.33%	8.46%	7.34%	6.80%
Cost of funds (1)	2.19%	1.61%	0.85%	0.29%	0.14%
Cost of deposits (1)	2.13%	1.56%	0.82%	0.25%	0.09%
Net interest margin (1)	7.15%	6.96%	6.58%	5.66%	4.45%
Noninterest expense to average assets (1)	5.69%	5.97%	6.66%	5.29%	4.52%
Noninterest income to average assets (1)	6.28%	5.43%	4.48%	3.53%	3.27%
Efficiency ratio	43.03%	48.94%	61.12%	58.38%	59.34%
Loans receivable to deposits (2)	92.55%	93.25%	89.92%	86.54%	76.24%
(1)Annualized calculations shown for periods presented.
(2)Including loans held for sale.
CCBX – BaaS Reporting Information
During the three months ended March 31, 2023, $42.4 million was recognized in noninterest income BaaS credit enhancements related to the establishment of a credit enhancement asset for future credit losses indemnified by our strategic partners and reserve for unfunded commitments for CCBX partner loans and deposits. Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by absorbing incurred losses on accounts originated through the partner. In accordance with accounting guidance, we estimate and record a provision for expected losses on these CCBX loans and deposit overdrafts. When the provision for credit losses - loans and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through the recognition of noninterest income (BaaS credit enhancements) in recognition of the CCBX partner’s indemnification obligation and legal commitment to cover losses. Incurred credit losses are recorded in the allowance for credit losses, and as the credit enhancement payments are received from the CCBX partner, the credit enhancement asset is relieved. Agreements with our CCBX partners also provide protection to the Bank from fraud by absorbing incurred fraud losses. Fraud losses are recorded when incurred as losses in noninterest expense, and the recovery received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. CCBX partners also pledge cash reserves in a restricted deposit account at the Bank which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Although agreements with our CCBX partners provide for enhancements that provide protection to the Bank from credit and fraud losses by absorbing incurred credit and fraud losses, if our partner is unable to fulfill its contracted obligations beyond its cash reserve account then the Bank would be

Table of Contents,
exposed to additional loan and deposit losses, as a result of this counterparty risk. If a CCBX partner does not adequately replenish their cash reserve account then the Bank can declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. The Bank would write-off any remaining credit and fraud enhancement asset from the CCBX partner but would retain the full yield on the loan going forward, and BaaS loan expense would decrease once default occurred and payments to the CCBX partner were stopped.
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
The following table illustrates how CCBX partner loan income and expenses are recorded in the financial statements:

Loan income and related loan expense	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2023	March 31, 2022
BaaS loan interest income	$42,220	$11,992
Less: BaaS loan expense	17,554	8,290
Net BaaS loan income (1)	24,666	3,702
Net BaaS loan income divided by average BaaS loans (1)	9.40%	3.93%
Yield on loans (2)	16.09%	12.73%
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2)Annualized calculations shown for periods presented.
The increased activity of CCBX partners has resulted in increases in direct fees, expenses and interest for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The following tables are a summary of the direct fees, expenses and interest components of BaaS for the periods indicated and are not inclusive of all income and expense related to BaaS.

Interest income	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2023	March 31, 2022
Loan interest income	$42,220	$11,992
Total BaaS interest income	$42,220	$11,992

Interest expense	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2023	March 31, 2022
BaaS interest expense	$12,424	$118
Total BaaS interest expense	$12,424	$118

Table of Contents,

	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2023	March 31, 2022
BaaS program income:
Servicing and other BaaS fees	$948	$1,169
Transaction fees	917	493
Interchange fees	789	432
Reimbursement of expenses	921	372
BaaS program income	3,575	2,466
BaaS indemnification income:
BaaS credit enhancements	42,362	13,075
BaaS fraud enhancements	1,999	4,571
BaaS indemnification income	44,361	17,646
Total BaaS income	$47,936	$20,112

	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2023	March 31, 2022
BaaS loan expense	$17,554	$8,290
BaaS fraud expense	1,999	4,571
Total BaaS loan and fraud expense	$19,553	$12,861
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

Table of Contents,
Reconciliations of the GAAP and non-GAAP measures are presented in the following table.

	As of and for the Three Months Ended
(dollars in thousands; unaudited)	March 31, 2023	March 31, 2022
Net BaaS loan income divided by average CCBX loans:
CCBX loan yield (GAAP)(1)	16.09%	12.73%
Total average CCBX loans receivable	$1,064,192	$382,153
Interest and earned fee income on CCBX loans (GAAP)	42,220	11,992
Less: BaaS loan expense	(17,554)	(8,290)
Net BaaS loan income	$24,666	$3,702
Net BaaS loan income divided by average CCBX loans (1)	9.40%	3.93%
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
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decrease in current fair market values. Our objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. The Federal Open Market Committee raised interest rates 0.25% in mid-March 2022, 1.25% in the second quarter of 2022, 1.50% in the third quarter of 2022, 1.25% in the fourth quarter of 2022, and 0.50% in the first quarter 2023 with a potential for further increases expected in the future. The impact of this and any future increases will impact financial results.
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

Table of Contents,
subsequent one- and two-year period should not decline by more than 10% for a 100 basis point shift, 15% for a 200 basis point shift, 20% for a 300 basis point shift, and 25% for a 400 basis point shift.
The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

(unaudited)
Change in Market Interest Rates	Twelve Month Projection As of March 31, 2023	Twelve Month Projection As of December 31, 2022
Static Balance Sheet and Rate Shifts
+400 basis points	14.6%	15.2%
+300 basis points	10.9%	11.4%
+200 basis points	7.3%	7.6%
+100 basis points	3.7%	3.8%
-100 basis points	(3.9)%	(4.1)%
-200 basis points	(7.9)%	(8.5)%
-300 basis points	(12.0)%	(13.0)%

Dynamic Balance Sheet and Rate Shifts
+400 basis points	16.2%	17.6%
+300 basis points	12.1%	13.2%
+200 basis points	8.1%	8.8%
+100 basis points	4.1%	4.4%
-100 basis points	(4.2)%	(4.6)%
-200 basis points	(8.6)%	(9.5)%
-300 basis points	(13.1)%	(14.5)%
The results illustrate that the Company is asset sensitive and generally performs better in an increasing interest rate environment. As the Company’s composition has shifted overtime due to the growth of the CCBX segment to more variable/adjustable in nature, our interest rate risk profile has migrated, reducing exposure to interest rate risk. For the community bank, the drivers are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, offering rates on these community bank deposits change more slowly than changes in short-term market rates. For the CCBX segment, the offering rates on the loan portfolio are modeled using partner contractual net yields which adjust with market shifts. For this CCBX portfolio, the offering rates on both the loans and the deposits nearly fully reprice with changes in market rates. The assumptions incorporated into the simulation model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact that fluctuations in market interest rates have on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions, the shape of the interest yield curve, and the application and timing of various assumptions and strategies.
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

Table of Contents,
Change in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents,
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.
Item 1A. Risk Factors
For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which are incorporated by reference herein. As of March 31, 2023, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K other than set out below.

A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have an adverse effect on our business, financial condition and results of operations.

The inability of U.S. lawmakers to pass legislation to raise the U.S. government’s debt limit of $31.4 trillion has increased the possibility of a default by the U.S. government on its debt obligations, which could have an adverse impact on financial markets, interest rates and economic conditions in the United States and worldwide. The U.S. government reached its debt limit of $31.4 trillion in January 2023. Since then, the U.S. Department of Treasury implemented extraordinary measures to prevent default.

It is unclear if Congress and the President will reach an agreement to increase the U.S. government’s debt limit in a timely manner. The political stalemate over legislation to fund U.S. government operations and raise the U.S. government’s debt limit may increase the possibility of a default by the U.S. government on its debt obligations and related credit-rating downgrades. This creates uncertainty in the U.S. financial markets and domestic political conditions which could have an adverse impact on our business, financial condition and results of operations. If the United States is unable to increase the U.S. government’s debt limit in a timely manner, U.S. federal government could shut down for a period of time and the United States could default or delay on payment of its obligations or both, which could have an adverse impact on financial markets and economic conditions in the United States and worldwide and an adverse effect on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2023.
The Company did not repurchase any of its equity securities during the three months ended March 31, 2023 and does not have any authorized share repurchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Table of Contents,
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter months ended March 31, 2023, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

Table of Contents,
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	May 9, 2023	By:	/s/ Eric M. Sprink
Eric M. Sprink
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 9, 2023	By:	/s/ Joel G. Edwards
Joel G. Edwards
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)