Form 10-Q
period 2023-06-30
COASTAL FINANCIAL CORP
filed 2023-08-08
CIK 1437958

Table of Contents,

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2023, there were 13,301,679 shares of the issuer’s common stock outstanding.

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
Factors that may affect our results are disclosed in “Item 1A. Risk Factors” in Part II of this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”). Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the difficult market conditions and unfavorable economic conditions and uncertainties in the markets in which we operate and in which our loans are concentrated, including declines in housing markets as a result of global macroeconomic and geopolitical events, an increase in unemployment levels and slowdowns in economic growth; our expected future financial results; the overall health of the local and national real estate market; the impacts related to or resulting from recent bank failures and other economic and industry volatility, including potential increased regulatory requirements and costs and potential impacts to macroeconomic conditions; the credit risk associated with our loan portfolio, such as possible additional credit losses and impairment of collectability of loans as a result of the coronavirus, and variants thereof ("COVID-19") pandemic and policies and programs implemented by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), including its automatic loan forbearance provisions and the effects on our loan portfolio from our Paycheck Protection Program (“PPP”) lending activities, specifically with our commercial real estate loans; our level of nonperforming assets and the costs associated with resolving problem loans; business and economic conditions generally and in the financial services industry, nationally and within our market area, particularly in the markets in which we operate and in which our loans are concentrated; our ability to maintain an adequate level of allowance for credit losses; our ability to successfully manage liquidity risk; our ability to implement our growth strategy and manage costs effectively; the composition of our senior leadership team and our ability to attract and retain key personnel; our ability to raise additional capital to implement our business plan; changes in market interest rates and impacts of such changes on our profits and business; the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; interruptions involving our information technology and telecommunications systems or third-party servicers; our ability to maintain our reputation; increased competition in the financial services industry; regulatory guidance on commercial lending concentrations; our relationship with broker-dealers and digital financial service providers; the effectiveness of our risk management framework; the costs and obligations associated with being a publicly traded company; the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject; the extensive regulatory framework that applies to us; the impact of recent and future legislative and regulatory changes and economic stimulus programs; and other changes in banking, securities and tax laws and regulations, and their application by our regulators; the impact on our operations due to epidemic illnesses, natural or man-made disasters, such as wildfires, the effects of regional or national civil unrest, and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions; the impact of benchmark interest rate reform in the U.S. and implementation of alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”), to the London Interbank Offered Rate (“LIBOR”); fluctuations in the value of the securities held in our securities portfolio; governmental monetary and fiscal policies; material weaknesses in our internal control over financial reporting; and our success at managing the risks involved in the foregoing items.
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

Table of Contents,
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands)

ASSETS
	June 30, 2023	December 31, 2022
Cash and due from banks	$29,783	$32,722
Interest earning deposits with other banks (restricted cash of $0 at June 30, 2023 and December 31, 2022)	245,277	309,417
Investment securities, available for sale, at fair value	98,167	97,317
Investment securities, held to maturity, at amortized cost	12,563	1,036
Other investments	12,037	10,555
Loans held for sale	35,923	—
Loans receivable	3,007,553	2,627,256
Allowance for credit losses	(110,762)	(74,029)
Total loans receivable, net	2,896,791	2,553,227
CCBX credit enhancement asset	96,928	53,377
CCBX receivable	19,113	10,416
Premises and equipment, net	18,903	18,213
Operating lease right-of-use assets	6,216	5,018
Accrued interest receivable	21,581	17,815
Bank-owned life insurance, net	12,873	12,667
Deferred tax asset, net	25,764	18,458
Other assets	3,364	4,229
Total assets	$3,535,283	$3,144,467

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$3,162,572	$2,817,521
Subordinated debt, net
Principal amount $45,000 (less unamortized debt issuance costs of $931 and $1,001) at June 30, 2023 and December 31, 2022, respectively	44,069	43,999
Junior subordinated debentures, net
Principal amount $3,609 (less unamortized debt issuance costs of $20 at June 30, 2023 and December 31, 2022)	3,589	3,588
Deferred compensation	547	616
Accrued interest payable	766	684
Operating lease liabilities	6,413	5,234
CCBX payable	27,714	20,419
Other liabilities	16,951	8,912
Total liabilities	3,262,621	2,900,973
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at June 30, 2023 and December 31, 2022; issued and outstanding: zero shares at June 30, 2023 and December 31, 2022	—	—
Common stock, no par value:
Authorized: 300,000,000 shares at June 30, 2023 and December 31, 2022; 13,300,809 shares at June 30, 2023 issued and outstanding and 13,161,147 shares at December 31, 2022 issued and outstanding	128,315	125,830
Retained earnings	146,029	119,998
Accumulated other comprehensive loss, net of tax	(1,682)	(2,334)
Total shareholders’ equity	272,662	243,494
Total liabilities and shareholders’ equity	$3,535,283	$3,144,467
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents,

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$80,199	$40,166	$146,630	$69,798
Interest on interest earning deposits with other banks	2,678	956	5,775	1,358
Interest on investment securities	653	563	1,206	634
Dividends on other investments	156	134	186	171
Total interest income	83,686	41,819	153,797	71,961
INTEREST EXPENSE
Interest on deposits	20,675	1,673	35,633	2,226
Interest on borrowed funds	661	260	1,323	581
Total interest expense	21,336	1,933	36,956	2,807
Net interest income	62,350	39,886	116,841	69,154
PROVISION FOR CREDIT LOSSES - LOANS	52,598	14,094	96,142	27,036
RECAPTURE FOR UNFUNDED COMMITMENTS	(345)	—	(192)	—
Net interest income after provision for credit losses - loans and unfunded commitments	10,097	25,792	20,891	42,118
NONINTEREST INCOME
Deposit service charges and fees	989	988	1,899	1,872
Loan referral fees	682	208	682	810
Gain on sales of loans, net	23	—	146	—
Unrealized (loss) gain on equity securities, net	155	—	194	—
Other income	234	396	533	784
Noninterest income, excluding BaaS program income and BaaS indemnification income	2,083	1,592	3,454	3,466
Servicing and other BaaS fees	895	1,159	1,843	2,328
Transaction fees	1,052	814	1,969	1,307
Interchange fees	975	628	1,764	1,060
Reimbursement of expenses	1,026	618	1,947	990
BaaS program income	3,948	3,219	7,523	5,685
BaaS credit enhancements	51,027	14,207	93,389	27,282
BaaS fraud enhancements	1,537	6,474	3,536	11,045
BaaS indemnification income	52,564	20,681	96,925	38,327
Total noninterest income	58,595	25,492	107,902	47,478
NONINTEREST EXPENSE
Salaries and employee benefits	16,309	12,238	31,884	23,323
Occupancy	1,143	1,083	2,362	2,219
Data processing and software licenses	1,972	1,546	3,812	3,050
Legal and professional expenses	4,645	1,002	7,707	1,710
Point of sale expense	814	409	1,567	657
Excise taxes	531	564	986	913
Federal Deposit Insurance Corporation ("FDIC") assessments	570	855	1,165	1,459
Director and staff expenses	519	377	1,145	721
Marketing	115	74	210	173
Other expense	1,722	1,318	2,612	2,795
Noninterest expense, excluding BaaS loan and BaaS fraud expense	28,340	19,466	53,450	37,020
BaaS loan expense	22,033	12,229	39,587	20,519
BaaS fraud expense	1,537	6,474	3,536	11,045
BaaS loan and fraud expense	23,570	18,703	43,123	31,564
Total noninterest expense	51,910	38,169	96,573	68,584

Table of Contents,

Income before provision for income taxes	16,782	13,115	32,220	21,012
PROVISION FOR INCOME TAXES	3,876	2,939	6,923	4,606
NET INCOME	$12,906	$10,176	$25,297	$16,406
Basic earnings per common share	$0.97	$0.79	$1.91	$1.27
Diluted earnings per common share	$0.95	$0.76	$1.86	$1.22
Weighted average number of common shares outstanding:
Basic	13,275,640	12,928,061	13,236,517	12,913,485
Diluted	13,597,763	13,442,013	13,603,594	13,458,706
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents,

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET INCOME	$12,906	$10,176	$25,297	$16,406
OTHER COMPREHENSIVE INCOME (LOSS), before tax
Securities available-for-sale
Unrealized holding income (loss) during the period	163	(1,351)	841	(1,701)
Income tax (expense) benefit related to unrealized holding gain/loss	(38)	282	(189)	353
OTHER COMPREHENSIVE INCOME (LOSS), net of tax	125	(1,069)	652	(1,348)
COMPREHENSIVE INCOME	$13,031	$9,107	$25,949	$15,058
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents,

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands)

	Shares of Common Stock	Amount of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, March 31, 2022	12,928,548	$122,592	$85,603	$(275)	$207,920
Net income	—	—	10,176	—	10,176
Issuance of restricted stock awards	10,396	—	—	—	—
Vesting of restricted stock units	349	—	—	—	—
Exercise of stock options	9,330	69	—	—	69
Stock-based compensation	—	565	—	—	565
Other comprehensive loss, net of tax	—	—	—	(1,069)	(1,069)
BALANCE, June 30, 2022	12,948,623	$123,226	$95,779	$(1,344)	$217,661

BALANCE, December 31, 2021	12,875,315	$121,845	$79,373	$4	$201,222
Net income	—	—	16,406	—	16,406
Issuance of restricted stock awards	10,396	—	—	—	—
Vesting of restricted stock units	26,637	—	—	—	—
Exercise of stock options	36,275	277	—	—	277
Stock-based compensation	—	1,104	—	—	1,104
Other comprehensive loss, net of tax	—	—	—	(1,348)	(1,348)
BALANCE, June 30, 2022	12,948,623	$123,226	$95,779	$(1,344)	$217,661

BALANCE, March 31, 2023	13,281,533	$127,447	$133,123	$(1,807)	$258,763
Net income	—	—	12,906	—	12,906
Issuance of restricted stock awards	13,538	—	—	—	—
Vesting of restricted stock units	3,618	—	—	—	—
Exercise of stock options	2,120	22	—	—	22
Stock-based compensation	—	846	—	—	846
Other comprehensive income, net of tax	—	—	—	125	125
BALANCE, June 30, 2023	13,300,809	$128,315	$146,029	$(1,682)	$272,662

BALANCE, December 31, 2022	13,161,147	$125,830	$119,998	$(2,334)	$243,494
Adjustment to retained earnings; adoption of ASU 2016- 13	—	—	734	—	734
Net income	—	—	25,297	—	25,297
Issuance of restricted stock awards	13,538	—	—	—	—
Vesting of restricted stock units	46,020	—	—	—	—
Exercise of stock options	80,104	589	—	—	589
Stock-based compensation	—	1,896	—	—	1,896
Other comprehensive income, net of tax	—	—	—	652	652
BALANCE, June 30, 2023	13,300,809	$128,315	$146,029	$(1,682)	$272,662

See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents,

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,297	$16,406
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses - loans	96,142	27,036
Depreciation and amortization	956	845
Loss on disposition of fixed assets	23	35
Decrease in operating lease right-of-use assets	461	540
Decrease in operating lease liabilities	(480)	(534)
Gain on sales of loans	(146)	—
Net discount accretion on investment securities	(13)	(37)
Unrealized holding loss on equity investment	(194)	—
Stock-based compensation	1,897	1,104
Increase in bank-owned life insurance value	(188)	(178)
Deferred tax benefit	(7,714)	(4,533)
Net change in CCBX receivable	(8,697)	(2,848)
Net change in CCBX credit enhancement asset	(39,086)	(22,003)
Net change in CCBX payable	7,295	10,217
Net change in other assets and liabilities	5,562	(5,238)
Total adjustments	55,818	4,406
Net cash provided by operating activities	81,115	20,812
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	—	(134,912)
Purchase of investment securities held for investment	(11,576)	—
Change in other investments, net	(1,288)	(1,901)
Principal paydowns of investment securities available-for-sale	4	12
Principal paydowns of investment securities held-to-maturity	48	34
Maturities and calls of investment securities available-for-sale	—	60,000
Purchase of bank owned life insurance	(18)	(53)
Proceeds from sales of loans held for sale	154,061	20,059
Purchase of loans	(47,886)	(165,456)
Increase in loans receivable, net	(585,510)	(512,532)
Purchases of premises and equipment, net	(1,669)	(2,331)
Net cash used by investing activities	(493,834)	(737,080)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and money market, and savings	349,674	340,502
Net decrease in time deposits	(4,623)	(6,984)
Net repayment from long term FHLB borrowing	—	(24,999)
Proceeds from exercise of stock options	589	277
Net cash provided by financing activities	345,640	308,796
NET CHANGE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	(67,079)	(407,472)
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	342,139	813,161
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of quarter	$275,060	$405,689
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$36,874	$2,834
Income taxes paid	5,195	5,247

Table of Contents,

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$841	$(1,705)
Operating lease right-of-use assets	$1,659	$—
Operating lease liabilities	$(1,659)	$—
Non-cash investing and financing activities:
Transfer from loans to loans held for sale	$189,838	$80,058
Adjustment to retained earnings - adoption of ASU 2016-13, net of deferred tax	$(734)	$—
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
The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation. The community bank’s loans and deposits are primarily within the greater Puget Sound area, while CCBX loans and deposits are dependent upon the partner’s market. The Bank’s primary funding source is deposits from customers. The Bank is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has regulatory and supervisory authority over the Company.
Financial statement presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting requirements and with instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2023. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the entire year.
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
The Company adopted ASC 326 using the modified retrospective method. Results for the reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The day one CECL adjustment for community bank loans included a reduction of $310,000 to the community bank allowance in the first quarter of 2023 and a reduction of $340,000 related to the community bank unfunded commitment reserve in the first quarter of 2023. This was offset by an increase to the CCBX allowance for $4.2 million in the same period. With the mirror image approach accounting related to the credit enhancement for CCBX partner loans, there was a CECL day one increase to the indemnification asset in the amount of $4.5 million. Net, the day one impact to retained earnings for the Bank’s transition to CECL was an increase of $954,000 in the first quarter of 2023, excluding the impact of income taxes.
Management has separately evaluated its held-to-maturity investment securities and determined that no loss reserves were required.
Implementation of ASU 2022-02 - On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings ("TDR") and Vintage Disclosures. The ASU eliminated the accounting guidance for TDR loans by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. This ASU was effective upon adoption of ASU 2016-13 and was applied on a prospective basis. During the three and six months ended June 30, 2023, the Company did not have any loans that were modified to borrowers experiencing financial difficulty.
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

Table of Contents,
Also included in the ACL are qualitative reserves to cover losses that are expected, but in the Company’s assessment may not be adequately represented in the quantitative method. For example, factors that the Company considers include environmental business conditions, borrower’s financial condition, credit rating and the volume and severity of past due loans and non-accrual loans. Based on this analysis, the Company records a provision for credit losses to maintain the allowance at appropriate levels.
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
Held-to-maturity debt securities
For held-to-maturity debt securities, expected losses are evaluated and calculated on a collective basis for those securities which share risk characteristics. The Company aggregates similar securities and reports the security portfolio segments based on shared risk characteristics. The only segment included in the held-to-maturity portfolio are U.S. Agency Residential Mortgage Backed Securities which have an expected zero credit loss.

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
Subsequent Events - The Company has evaluated events and transactions subsequent to June 30, 2023 for potential recognition or disclosure.
Reclassifications - Certain amounts reported in prior quarters' consolidated financial statements may have been reclassified to conform to the current presentation with no effect on stockholders’ equity or net income.
Note 2 - Recent accounting standards
Recent Accounting Guidance
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2024. The LIBOR ceased to be published effective June 30, 2023. Beginning with rate adjustments that occur after June 30, 2023, our trust preferred subordinated debentures will transition to an adjusted three-month CME Term SOFR index in accordance with the Federal Reserve final rule implementing the Adjustable Interest Rate Act. We have identified the loans that utilize LIBOR and they will transition to alternative reference rates at each loans respective reprice date. We are no longer offering LIBOR indexed rates on newly originated loans. ASU 2020-04 and ASU 2021-01 are not expected to have a material impact on our consolidated financial statements.

Table of Contents,
Note 3 - Investment Securities
The following table summarizes the amortized cost, fair value, and allowance for credit losses and the corresponding amounts of gross unrealized gains and losses of available-for-sale securities recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses of held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands; unaudited)
June 30, 2023
Available-for-sale
U.S. Treasury securities	$99,981	$—	$(2,110)	$97,871	$—
U.S. Agency collateralized mortgage obligations	50	—	(3)	47	—
Municipal bonds	250	—	(1)	249	—
Total available-for-sale securities	100,281	—	(2,114)	98,167	—
Held-to-maturity
U.S. Agency residential mortgage-backed securities	12,563	—	(404)	12,159	—
Total investment securities	$112,844	$—	$(2,518)	$110,326	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands; unaudited)
December 31, 2022
Available-for-sale
U.S. Treasury securities	$99,967	$—	$(2,952)	$97,015
U.S. Agency collateralized mortgage obligations	54	—	(3)	51
U.S. Agency residential mortgage-backed securities	1	—	—	1
Municipal bonds	250	—	—	250
Total available-for-sale securities	100,272	—	(2,955)	97,317
Held-to-maturity
U.S. Agency residential mortgage-backed securities	1,036	—	(120)	916
Total investment securities	$101,308	$—	$(3,075)	$98,233
Accrued interest on available-for-sale securities was $711,000 and $723,000 at June 30, 2023 and December 31, 2022, respectively, accrued interest on held-to-maturity securities was $50,000 and $3,000 at June 30, 2023 and December 31, 2022, respectively. Accrued interest on securities is excluded from the balances in the preceding table of securities receivable, and is included in accrued interest receivable on the Company's consolidated balance sheets.

Table of Contents,
The amortized cost and fair value of debt securities at June 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers or the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are shown separately, since they are not due at a single maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands; unaudited)
June 30, 2023
Amounts maturing in
One year or less	$100,231	$98,120	$—	$—
	100,231	98,120	—	—
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	50	47	12,563	12,159
	$100,281	$98,167	$12,563	$12,159
Investments in debt securities with an amortized cost of $22.0 million at June 30, 2023 and $37.8 million as of December 31, 2022, were pledged to secure public deposits and for other purposes as required or permitted by law. During the six months ended June 30, 2023, one security matured for $590,000. During the six months ended June 30, 2023, three securities were purchased for $11.6 million.
There were no sales of securities during the six months ended June 30, 2023 or 2022.
There were ten securities with a $2.5 million unrealized loss as of June 30, 2023. There were six securities in an unrealized loss position as of December 31, 2022. The following table shows the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands; unaudited)
June 30, 2023
Available-for-sale
U.S. Treasury securities	$—	$—	$97,871	$2,110	$97,871	$2,110
U.S. Agency collateralized mortgage obligations	—	—	47	3	47	3
Municipals	249	1	—	—	249	1
Total available-for-sale securities	249	1	97,918	2,113	98,167	2,114
Held-to-maturity
U.S. Agency residential mortgage-backed securities	11,261	287	898	117	12,159	404
Total investment securities	$11,510	$288	$98,816	$2,230	$110,326	$2,518

Table of Contents,
Management has evaluated the above securities and does not believe that any individual unrealized loss as of June 30, 2023, will be recognized into income. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. Management believes there is a high probability of collecting all contractual amounts due, because the majority of the securities in the portfolio are backed by government agencies or government sponsored enterprises. However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one year time horizon or perhaps even until maturity. Based on management's analysis no allowance for credit losses was required on these securities.
Note 4 - Loans and Allowance for Credit Losses
During the quarter ended June 30, 2023, $88.6 million in CCBX loans were transferred to loans held for sale, with $80.0 million in loans sold. A portion of these loans were sold at par and a portion were sold with a gain on sale of $23,000. As of June 30, 2023 $35.9 million in residential real estate secured lines of credit loans remain in loans held for sale. At December 31, 2022, there were no loans held for sale.
The Company adopted the CECL methodology for measuring credit losses as of January 1, 2023. All disclosures as of and for the three and six months ended June 30, 2023 are presented in accordance with Topic 326. The Company did not recast comparative financial periods and has presented those disclosures under previously applicable GAAP.

Table of Contents,
The composition of the loan portfolio is as follows as of the periods indicated:

June 30,
2023
(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$155,078
Real estate loans:
Construction, land and land development loans	186,706
Residential real estate loans	211,966
Commercial real estate loans	1,164,088
Consumer and other loans:
Other consumer and other loans	1,457
Gross Community Bank loans receivable	1,719,295
CCBX
Commercial and industrial loans:
Capital call lines	$138,428
All other commercial & industrial loans	60,323
Real estate loans:
Residential real estate loans	251,213
Consumer and other loans:
Credit cards	379,642
Other consumer and other loans	465,360
Gross CCBX loans receivable	1,294,966
Total gross loans receivable	3,014,261
Net deferred origination fees and premiums	(6,708)
Loans receivable	$3,007,553

December 31,
2022
Consolidated	(dollars in thousands; unaudited)
Commercial and industrial loans	$312,628
Real estate loans:
Construction, land, and land development	214,055
Residential real estate	449,157
Commercial real estate	1,048,752
Consumer and other loans	608,771
Gross loans receivable	2,633,363
Net deferred origination fees and premiums	(6,107)
Loans receivable	$2,627,256
Accrued interest on loans, which is excluded from the balances in the preceding table of loans receivable, was $20.8 million and $17.0 million at June 30, 2023 and December 31, 2022, respectively, and was included in accrued interest receivable on the Company's consolidated balance sheets.
Included in commercial and industrial loans as of June 30, 2023 and December 31, 2022, is $138.4 million and $146.0 million, respectively in capital call lines, provided to venture capital firms through one of our BaaS clients. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our BaaS client and the underwriting is reviewed and approved by the Bank on every line. Also included in commercial and industrial loans are

Table of Contents,
Paycheck Protection Program (“PPP”) loans of $3.6 million at June 30, 2023 and $4.7 million at December 31, 2022. PPP loans are 100% guaranteed by the Small Business Administration (“SBA”).
Consumer and other loans includes overdrafts of $2.3 million and $2.7 million at June 30, 2023 and December 31, 2022, respectively. Community bank overdrafts were $13,000 and $94,000 at June 30, 2023 and December 31, 2022, respectively and CCBX overdrafts were $2.2 million and $2.6 million at June 30, 2023 and December 31, 2022.
The Company has pledged loans totaling $901.9 million and $220.1 million at June 30, 2023 and December 31, 2022, respectively, for borrowing lines at the FHLB and FRB. Additional loans were pledged during the first six months of 2023 to significantly increase the borrowing capacity of the Bank in the event of a liquidity crisis.
The balance of SBA and USDA loans and participations sold and serviced for others totaled $9.4 million and $14.3 million at June 30, 2023 and December 31, 2022, respectively.
The gross balance of Main Street Lending Program (“MSLP”) loans including participations to others, totaled $58.0 million at June 30, 2023 and December 31, 2022, with $3.1 million in MSLP loans on the balance sheet and included in commercial and industrial loans at June 30, 2023, and December 31, 2022. Servicing is retained on the gross balance.
The Company, at times, purchases individual loans that meet its underwriting standards through the community bank at fair value as of the acquisition date. The Company held purchased loans with remaining balances that totaled $9.3 million and $9.6 million as of June 30, 2023 and December 31, 2022, respectively. Unamortized premiums on these loans totaled $162,000 and $167,000 as of June 30, 2023 and December 31, 2022, respectively, and are amortized into interest income over the life of the loans.
The Company has purchased participation loans with remaining balances totaling $58.8 million and $63.9 million as of June 30, 2023 and December 31, 2022, respectively. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan and underwritten to the Bank's credit standards.
The Company purchased loans from a CCBX partner, at par, through agreements with that CCBX partner, and those loans had a remaining balance of $144.9 million as of June 30, 2023 and $157.4 million as of December 31, 2022. As of June 30, 2023, $134.2 million is included in consumer and other loans and $10.8 million is included in commercial and industrial loans, compared to $146.1 million in consumer and other loans and $11.3 million in commercial and industrial loans as of December 31, 2022.
The following is a summary of the Company’s loan portfolio segments:
Commercial and industrial loans – Commercial and industrial loans are secured by business assets including inventory, receivables and machinery and equipment of businesses located generally in the Company’s primary market area and capital calls on venture and investment funds. Also included in commercial and industrial loans are $60.3 million in unsecured CCBX partner loans. Loan types include PPP loans, revolving lines of credit, term loans, and loans secured by liquid collateral such as cash deposits or marketable securities. Also included in commercial and industrial loans are loans to other financial institutions. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.
As of June 30, 2023, $138.4 million in outstanding CCBX capital call lines are included in commercial and industrial loans compared to $146.0 million at December 31, 2022. Capital call lines are provided to venture capital firms. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our CCBX partner and the underwriting is reviewed by the Bank on every line/loan.
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

Table of Contents,
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
As of June 30, 2023, $251.2 million in loans originated through CCBX partners are included in residential real estate loans, compared to $244.6 million at December 31, 2022. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card. Home equity lines of credit are classified as residential real estate per regulatory guidelines.
Commercial real estate (includes owner occupied and nonowner occupied) loans – Commercial real estate loans include various types of loans for which the Company holds real property as collateral. We have commercial mortgage loans collateralized by $356.0 million of owner-occupied real-estate and $478.2 million of non-owner-occupied real estate, as well as $319.0 million of multi-family residential loans and $11.0 million of farmland loans, as of June 30, 2023. The primary risks of commercial real estate loans include the borrower’s inability to pay, material decreases in the value of the collateralized real estate and significant increases in interest rates, which may make the real estate loan unprofitable. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.
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
As of June 30, 2023, $845.0 million in CCBX loans are included in consumer and other loans compared to $607.0 million at December 31, 2022.

Table of Contents,
Past Due and Nonaccrual Loans
The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
June 30, 2023
Community Bank
Commercial and industrial loans	$97	$—	$97	$154,981	$155,078	$—
Real estate loans:
Construction, land and land development	—	66	66	186,640	186,706	—
Residential real estate	—	186	186	211,780	211,966	—
Commercial real estate	—	7,142	7,142	1,156,946	1,164,088	—
Consumer and other loans	32	—	32	1,425	1,457	—
Total community bank	$129	$7,394	$7,523	$1,711,772	$1,719,295	$—
CCBX
Commercial and industrial loans:
Capital call lines	$—	$—	$—	$138,428	$138,428	$—
All other commercial & industrial loans	1,575	808	2,383	57,940	60,323	808
Real estate loans:
Residential real estate loans	2,378	1,722	4,100	$247,113	$251,213	1,722
Consumer and other loans:
Credit cards	17,572	18,306	35,878	$343,764	$379,642	18,306
Other consumer and other loans	21,656	5,492	27,148	438,212	465,360	5,492
Total CCBX	$43,181	$26,328	$69,509	$1,225,457	$1,294,966	$26,328
Total community bank and CCBX	$43,310	$33,722	$77,032	$2,937,229	3,014,261	$26,328
Less net deferred origination fees and premiums					(6,708)
Loans receivable					$3,007,553

Table of Contents,

Consolidated	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
December 31, 2022
Commercial and industrial loans	$393	$486	$879	$311,749	$312,628	$404
Real estate loans:
Construction, land and land development	—	66	66	213,989	214,055	—
Residential real estate	1,016	876	1,892	447,265	449,157	876
Commercial real estate	95	6,901	6,996	1,041,756	1,048,752	—
Consumer and other loans	37,932	24,815	62,747	546,024	608,771	24,815
	$39,436	$33,144	$72,580	$2,560,783	$2,633,363	$26,095
Less net deferred origination fees and premiums					(6,107)
Loans receivable					$2,627,256
There were $26.3 million in loans past due 90 days or more and still accruing interest as of June 30, 2023, and $26.1 million as of December 31, 2022. This is attributed to loans originated through CCBX lending partners which continue to accrue interest up to 180 days past due. As of June 30, 2023 and December 31, 2022, $25.2 million and $25.5 million, respectively, of loans past due 90 days or more are covered by credit enhancements provided by our CCBX partners that protect the Bank against losses.
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

Table of Contents,
An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	June 30,		December 31,
	2023		2022
	Total Nonaccrual	Nonaccrual with No ACL	Total Nonaccrual
	(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$5	$5	$113
Real estate loans:
Construction, land and land development	66	66	66
Residential real estate	186	186	—
Commercial real estate	7,142	7,142	6,901
Total nonaccrual loans	$7,399	$7,399	$7,080
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
No loans were modified for borrowers experiencing financial difficulty in the three and six months ended June 30, 2023 and 2022.
Credit Quality and Credit Risk
Federal regulations require that the Company periodically evaluate the risks inherent in its loan portfolio. In addition, the Company’s regulatory agencies have authority to identify problem loans and, if appropriate, require them to be reclassified. The Company establishes loan grades for loans at the origination of the loan. Changes to community bank loan grades are considered at the time new information about the performance of a loan becomes available, including the receipt of updated financial information from the borrower and after loan reviews. For consumer loans, the Bank follows the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification and Account Management Policy for subsequent classification in the event of payment delinquencies or default. Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement. Credit deterioration is evidenced by delinquency, direct communications with the borrower or other borrower information that becomes known to management. Credit improvements are evidenced by known facts regarding the borrower or the collateral property. The Company classifies some loans as Watch or Other Loans Especially Mentioned (“OLEM”). Loans classified as Watch are performing assets but have elements of risk that require more monitoring than other performing loans and are reported in the OLEM column in the following table. Loans classified as OLEM are assets that continue to perform but have shown deterioration in credit quality and require close monitoring. There are three classifications for problem loans: Substandard, Doubtful, and Loss. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Revolving (open-ended loans, such as credit cards) and installment (closed end) consumer loans originated through CCBX partners continue to accrue interest until they are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards) and are classified as substandard. Doubtful loans have the weaknesses of loans classified as Substandard, with additional characteristics that suggest the weaknesses make collection or recovery in full after liquidation of collateral questionable on the basis of currently existing facts, conditions, and values. There is a high possibility of loss in loans classified as Doubtful. A loan classified as Loss is considered uncollectible and of such little value that continued classification of the credit as a loan is not warranted. If a loan or a portion thereof is classified as Loss, it must be charged-off, meaning the amount of the loss is charged against the allowance for credit losses, thereby reducing that reserve.

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
	(dollars in thousands; unaudited)
As of June 30, 2023
Commercial and industrial loans
Risk rating
Pass	$11,366	$59,094	$16,891	$11,560	$14,313	$1,956	$35,414	$1,282	$151,876
Other Loan Especially Mentioned	—	—	—	122	—	—	3,075	—	3,197
Substandard	—	—	—	—	—	5	—	—	5
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - All other commercial and industrial loans	$11,366	$59,094	$16,891	$11,682	$14,313	$1,961	$38,489	$1,282	$155,078
Current period gross write-offs	$—	$—	$—	$—	$—	$46	$—	$—	$46

Real estate loans - Construction, land and land development loans
Risk rating
Pass	$33,017	$64,143	$77,446	$3,329	$929	$1,640	$63	$—	$180,567
Other Loan Especially Mentioned	—	—	—	—	—	—	—	—	—
Substandard	—	—	3,148	2,325	—	66	600	—	6,139
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Construction, land and land development loans	$33,017	$64,143	$80,594	$5,654	$929	$1,706	$663	$—	$186,706
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Table of Contents,

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
Real estate loans - Residential real estate loans
Risk rating
Pass	$13,210	$44,823	$39,501	$30,636	$32,348	$25,474	$23,673	$—	$209,665
Other Loan Especially Mentioned	—	—	2,033	38	—	44	—	—	2,115
Substandard	—	—	—	—	—	—	186	—	186
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Residential real estate loans	$13,210	$44,823	$41,534	$30,674	$32,348	$25,518	$23,859	$—	$211,966
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate loans - Commercial real estate loans
Risk rating
Pass	$115,932	$286,253	$216,672	$147,000	$128,302	$238,734	$7,669	$1,749	$1,142,311
Other Loan Especially Mentioned	—	3,288	2,212	178	511	7,528	87	—	13,804
Substandard	—	—	—	923	6,901	—	149	—	7,973
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Commercial real estate loans	$115,932	$289,541	$218,884	$148,101	$135,714	$246,262	$7,905	$1,749	$1,164,088
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Table of Contents,

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
Consumer and other loans - Other consumer and other loans
Risk rating
Pass	$20	$299	$9	$697	$54	$229	$149	$—	$1,457
Other Loan Especially Mentioned	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans - Other consumer and other loans	$20	$299	$9	$697	$54	$229	$149	$—	$1,457
Current period gross write-offs	$13	$—	$—	$—	$—	$—	$—	$—	$13

Total community bank loans receivable
Risk rating
Pass	$173,545	$454,612	$350,519	$193,222	$175,946	$268,033	$66,968	$3,031	$1,685,876
Other Loan Especially Mentioned	—	3,288	4,245	338	511	7,572	3,162	—	19,116
Substandard	—	—	3,148	3,248	6,901	71	935	—	14,303
Doubtful	—	—	—	—	—	—	—	—	—
Total community bank loans	$173,545	$457,900	$357,912	$196,808	$183,358	$275,676	$71,065	$3,031	$1,719,295
Current period gross write-offs	$13	$—	$—	$—	$—	$46	$—	$—	$59

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
	(dollars in thousands; unaudited)
As of June 30, 2023
Commercial and industrial loans - Capital call lines
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$138,428	$—	$138,428
Nonperforming	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - Capital call lines	$—	$—	$—	$—	$—	$—	$138,428	$—	$138,428
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans - All other commercial and industrial loans
Payment performance
Performing	$43,964	$13,406	$68	$32	$—	$—	$2,045	$—	$59,515
Nonperforming	405	312	—	—	—	—	91	—	808
Total commercial and industrial loans - All other commercial and industrial loans	$44,369	$13,718	$68	$32	$—	$—	$2,136	$—	$60,323
Current period gross write-offs	$124	$1,005	$12	$—	$—	$—	$—	$—	$1,141

Real estate loans - Residential real estate loans
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$158,277	$91,214	$249,491
Nonperforming	—	—	—	—	—	—	1,722	—	1,722
Total real estate loans - Residential real estate loans	$—	$—	$—	$—	$—	$—	$159,999	$91,214	$251,213
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$1,682	$—	$1,682

Table of Contents,

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)

Consumer and other loans - Credit cards
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$361,251	$85	$361,336
Nonperforming	—	—	—	—	—	—	18,306	—	18,306
Total consumer and other loans - Credit cards	$—	$—	$—	$—	$—	$—	$379,557	$85	$379,642
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$23,391	$—	$23,391

Consumer and other loans - Other consumer and other loans
Payment performance
Performing	$256,287	$161,341	$24,233	$202	$755	$512	$16,538	$—	$459,868
Nonperforming	657	2,560	706	15	19	17	1,518	—	5,492
Total consumer and other loans - Other consumer and other loans	$256,944	$163,901	$24,939	$217	$774	$529	$18,056	$—	$465,360
Current period gross write-offs	$1,888	$26,708	$7,673	$49	$182	$121	$3,572	$—	$40,193

Total CCBX loans receivable
Payment performance
Performing	$300,251	$174,747	$24,301	$234	$755	$512	$676,539	$91,299	$1,268,638
Nonperforming	1,062	2,872	706	15	19	17	21,637	—	26,328
Total CCBX loans	$301,313	$177,619	$25,007	$249	$774	$529	$698,176	$91,299	$1,294,966
Current period gross write-offs	$2,012	$27,713	$7,685	$49	$182	$121	$28,645	$—	$66,407

Table of Contents,
Loans by credit quality risk rating are as follows as of the periods indicated:

	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands; unaudited)
December 31, 2022
Commercial and industrial loans	$304,840	$7,219	$569	$—	$312,628
Real estate loans:
Construction, land, and land development	206,304	7,685	66	—	214,055
Residential real estate	448,185	96	876	—	449,157
Commercial real estate	1,030,650	11,201	6,901	—	1,048,752
Consumer and other loans	583,956	—	24,815	—	608,771
	$2,573,935	$26,201	$33,227	$—	2,633,363
Less net deferred origination fees					(6,107)
Loans receivable					$2,627,256
Allowance for Credit Losses ("ACL")
On January 1, 2023, the Company adopted ASU 2016-13, which replaces the incurred loss methodology with an expected loss methodology that is referred to as CECL. See Note 1, Description of Business and Summary of Significant Accounting Policies. As a result of implementing CECL, there was a one-time adjustment to the 2023 opening allowance balance of $3.9 million.
CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by reimbursing most losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans and reclassified negative deposit accounts. When the provision for CCBX credit losses and provision for unfunded commitments are recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements). Expected losses are recorded in the allowance for credit losses. The credit enhancement asset is reduced when credit enhancement payments are received from the CCBX partner or taken from the partner's cash reserve account. CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by reimbursing the Bank for the losses. If the partner is unable to fulfill their contracted obligations then the Bank could be exposed to the loss of the reimbursement and credit enhancement income. In accordance with the program agreement for one CCBX partner, the Company is responsible for credit losses on approximately 10% of a $180.5 million loan portfolio that are without credit enhancement reimbursements. At June 30, 2023, 10% of this portfolio represented $18.0 million in loans. The partner is responsible for reimbursing credit losses on approximately 90% of this portfolio and for fraud losses on 100% of this portfolio. The Company earns 100% of the interest income on the aforementioned $18.0 million of loans.

Table of Contents,
The following tables summarize the allocation of the ACL, as well as the activity in the ACL attributed to various segments in the loan portfolio, as of and for the three and six months ended June 30, 2023 and the allocation and activity of the loans and allowance for loan losses ("ALLL ") attributed to the various segments in the loan portfolio for the three and six months ended June 30, 2022:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands; unaudited)
Three Months Ended June 30, 2023
ACL balance, March 31, 2023	$8,651	$5,744	$6,986	$7,506	$60,236	$—	$89,123
Provision for credit losses or (recapture)	1,311	795	2,808	(554)	48,238	—	52,598
	9,962	6,539	9,794	6,952	108,474	—	141,721
Loans charged-off	(411)	—	(945)	—	(30,943)	—	(32,299)
Recoveries of loans previously charged-off	—	—	—	—	1,340	—	1,340
Net charge-offs	(411)	—	(945)	—	(29,603)	—	(30,959)
ACL balance, June 30, 2023	$9,551	$6,539	$8,849	$6,952	$78,871	$—	$110,762

Six Months Ended June 30, 2023
ALLL balance, December 31, 2022	$4,831	$7,425	$4,142	$5,470	$50,996	$1,165	$74,029
Impact of adopting CECL (ASC 326)	1,428	(1,589)	1,623	1,240	2,315	(1,165)	$3,852
Provision for credit losses or (recapture)	4,476	703	4,766	242	85,955		96,142
	10,735	6,539	10,531	6,952	139,266	—	174,023
Loans charged-off	(1,187)	—	(1,682)	—	(63,597)	—	(66,466)
Recoveries of loans previously charged-off	3	—	—	—	3,202	—	3,205
Net charge-offs	(1,184)	—	(1,682)	—	(60,395)	—	(63,261)
ACL balance, June 30, 2023	$9,551	$6,539	$8,849	$6,952	$78,871	$—	$110,762

Three Months Ended June 30, 2022
ALLL balance, March 31, 2022	$3,514	$7,592	$5,758	$5,317	$15,114	$1,475	$38,770
Provision for loan losses or (recapture)	550	407	1,413	(577)	12,204	97	14,094
	4,064	7,999	7,171	4,740	27,318	1,572	52,864
Loans charged-off	(33)	—	—	—	(3,509)	—	(3,542)
Recoveries of loans previously charged-off	35	—	—	—	1	—	36
Net (charge-offs) recoveries	2	—	—	—	(3,508)	—	(3,506)
Balance, June 30, 2022	$4,066	$7,999	$7,171	$4,740	$23,810	$1,572	$49,358

Six Months Ended June 30, 2022
ALLL Balance, December 31, 2021	$3,221	$6,984	$4,598	$6,590	$7,092	$147	$28,632
Provision for credit losses or (recapture)	846	1,015	2,573	(1,850)	23,027	1,425	27,036
	4,067	7,999	7,171	4,740	30,119	1,572	55,668
Loans charged-off	(38)	—	—	—	(6,312)	—	(6,350)
Recoveries of loans previously charged-off	37	—	—	—	3	—	40
Net charge-offs	(1)	—	—	—	(6,309)	—	(6,310)
ALLL Balance, June 30, 2022	$4,066	$7,999	$7,171	$4,740	$23,810	$1,572	$49,358

Table of Contents,
The following table summarizes the allocation of the allowance for loan losses attributed to various segments in the loan portfolio as of December 31, 2022.

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands; unaudited)
As of December 31, 2022
ALLL amounts allocated to
Individually evaluated for impairment	$95	$—	$—	$—	$—	$—	$95
Collectively evaluated for impairment	4,736	7,425	4,142	5,470	50,996	1,165	73,934
ALLL balance, December 31, 2022	$4,831	$7,425	$4,142	$5,470	$50,996	$1,165	$74,029
Loans individually evaluated for impairment	$113	$66	$—	$6,901	$—		$7,080
Loans collectively evaluated for impairment	312,515	213,989	449,157	1,041,851	608,771		2,626,283
Loans receivable balance, December 31, 2022	$312,628	$214,055	$449,157	$1,048,752	$608,771		$2,633,363
The following table presents the collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	Real Estate	Business Assets	Total	ACL
	(dollars in thousands; unaudited)
June 30, 2023
Commercial and industrial loans	$—	$5	$5	$—
Real estate loans:
Construction, land and land development	66	—	66	—
Residential real estate	186	—	186	—
Commercial real estate	7,142	—	7,142	—
Total	$7,394	$5	$7,399	$—

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

Table of Contents,
The following tables summarize the Company’s average recorded investment and interest income recognized on impaired loans by loan class for the period indicated:

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands; unaudited)
Commercial and industrial loans	$120	$—	$136	$—
Real estate loans:
Construction, land and land development	13	—	9	—
Residential real estate	54	—	54	—
Total	$187	$—	$199	$—
Note 5 - Deposits
The composition of consolidated deposits consisted of the following at the periods indicated:

	June 30, 2023	December 31, 2022
	(dollars in thousands; unaudited)
Demand, noninterest bearing	$725,592	$775,012
NOW and money market	2,323,164	1,804,399
Savings	88,991	107,117
Total core deposits	3,137,747	2,686,528
Brokered deposits	1	101,546
Time deposits less than $250,000	17,437	21,942
Time deposits $250,000 and over	7,387	7,505
Total deposits	$3,162,572	$2,817,521
The following table presents the maturity distribution of time deposits as of June 30, 2023:

(dollars in thousands; unaudited)	As of June 30, 2023
Twelve months	$20,182
One to two years	2,248
Two to three years	1,499
Three to four years	255
Four to five years	640
Thereafter	—
$24,824
Included in total deposits is $240.3 million in IntraFi network NOW and money market sweep accounts as of June 30, 2023, which provides our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.
Note 6 - Leases
The Company has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception.

Table of Contents,
Operating lease right-of-use (“ROU”) assets represent a right to use an underlying asset for the contractual lease term. Operating lease liabilities represent an obligation to make lease payments arising from the lease. An operating lease ROU asset and operating lease liability will be recognized for any new operating leases at the commencement of the new lease.
The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating lease liabilities. The weighted average discount rate as of June 30, 2023 was 3.88%.
The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantees.
Operating leases with terms of 12 months or less are not included in ROU assets and operating lease liabilities recorded in the Company’s consolidated balance sheet. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis. At June 30, 2023, lease expiration dates ranged from 8 months to 21.7 years, with additional renewal options on certain leases typically ranging from 5 to 10 years. At June 30, 2023, the weighted average remaining lease term inclusive of renewal options that the Company is reasonably certain to renew for the Company’s operating leases was 9.5 years.
Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $284,000 and $642,000, respectively, for the three and six months ended June 30, 2023, and $347,000 and $693,000 respectively, for the three and six months ended June 30, 2022. Variable lease components, such as inflation adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.
The following table presents the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew, at June 30, 2023:

(dollars in thousands; unaudited)	June 30, 2023

July 1 to December 31, 2023	$499
2024	986
2025	943
2026	947
2027	895
2028 and thereafter	3,456
Total lease payments	7,726
Less: amounts representing interest	1,313
Present value of lease liabilities	$6,413
The following table presents the components of total lease expense and operating cash flows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(dollars in thousands; unaudited)
Lease expense:
Operating lease expense	$247	$320	$568	$675
Variable lease expense	52	45	104	87
Total lease expense (1)	$299	$365	$672	$762
Cash paid:
Cash paid reducing operating lease liabilities	$313	$362	$692	$756
(1)Included in net occupancy expense in the Condensed Consolidated Statements of Income (unaudited).

Table of Contents,
Note 7 - Stock-Based Compensation -
Stock Options and Restricted Stock
The 2018 Coastal Financial Corporation Omnibus Plan (2018 Plan) authorizes the Company to grant awards, including but not limited to, stock options, restricted stock units, and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. On May 24, 2021, the Company’s shareholders approved the First Amendment to the 2018 Plan, which increased the authorized plan shares by 600,000. The 2018 Plan replaced the 2006 Plan for new awards. Existing awards will vest under the terms granted and no further awards will be granted under these prior plans. Shares available to be granted under the 2018 plan were 433,297 at June 30, 2023.
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
There were no new stock options granted in the six months ended June 30, 2023 and 2022.
A summary of stock option activity under the 2018 Plan and 2006 Plan during the six months ended June 30, 2023:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts; unaudited)
Outstanding at December 31, 2022	438,103	$8.79	4.1	$16,968
Granted	—	—
Exercised	(80,104)	7.35		$2,337
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2023	357,999	$9.11	3.9	$10,216
Vested or expected to vest at June 30, 2023	357,999	$9.11	3.9	$10,216
Exercisable at June 30, 2023	172,470	$8.68	3.7	$4,996
The total or aggregate intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the three and six months ended June 30, 2023 was $62,000 and $2.3 million, respectively. The total or aggregate intrinsic value of options exercised during the three and six months ended June 30, 2022 was $302,000 and $1.4 million, respectively.
As of June 30, 2023, there was $922,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan and 2006 Plan. Total unrecognized compensation costs are adjusted for unvested forfeitures. The Company expects to recognize that cost over a remaining weighted-average period of approximately 4.1 years. Compensation expense recorded related to stock options was $60,000 and $200,000 respectively, for the three and six months ended June 30, 2023 and $68,000 and $188,000 respectively, for the three and six months ended June 30, 2022.
Restricted Stock Units
In the first quarter of 2023, the Company granted 73,611 restricted stock units ("RSUs") under the 2018 Plan to employees, which vest ratably over 4 years and 1,084 restricted stock units which vest ratably over 5 years. In the second quarter of 2023, the Company granted 9,827 restricted stock units to employees which vest ratably over 5 years.

Table of Contents,
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
As of June 30, 2023, there was $10.7 million of total unrecognized compensation cost related to nonvested RSUs. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 4.2 years. Compensation expense recorded related to RSUs was $688,000 and $1.5 million respectively, for the three and six months ended June 30, 2023 and $453,000 and $827,000 respectively, for the three and six months ended June 30, 2022.
A summary of the Company’s nonvested RSUs at June 30, 2023 and changes during the six month period is presented below:

Nonvested shares - RSUs	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2022	380,151	$28.61	$7,187
Granted	84,522	$42.57
Forfeited	(8,535)	$38.41
Vested	(46,020)	$30.56
Nonvested shares at June 30, 2023	410,118	$31.07	$2,700
Restricted Stock Awards
Employees
There were no new restricted stock awards granted in the six months ended June 30, 2023. The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.
As of June 30, 2023, there was $41,000 of total unrecognized compensation cost related to nonvested restricted stock awards. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 4.6 years. Compensation expense recorded related to restricted stock awards was $2,000 and $4,000 respectively, for the three and six months ended June 30, 2023 and $2,000 and $4,000 respectively, for the three and six months ended June 30, 2022.
Director’s Stock Compensation
Under the 2018 Plan, eligible directors are granted stock with a total market value of approximately $45,000, and the Board Chair is granted stock with a total market value of approximately $75,000. Committee chairs receive additional stock in an amount that varies depending upon the nature and frequency of the committee meetings. The audit committee chair receives additional stock with a market value of approximately $10,000, non-financial risk and compensation committee chairs receive additional stock with a market value of approximately $7,500, and the asset liability & investment, credit and nominating & governance chairs receive additional stock with a market value of approximately $5,000. Stock is granted as of each annual meeting date and vest one day prior to the next annual meeting date. During the vesting period, the grants are considered participating securities.
As of June 30, 2023, there was $433,000 of total unrecognized compensation expense related to director restricted stock awards which the Company expects to recognize over the remaining average vesting period of approximately 11 months. Director compensation expense recorded related to the 2018 Plan totaled $96,000 and $192,000 respectively, for

Table of Contents,
the three and six months ended June 30, 2023 and $60,000 and $98,000 respectively, for the three and six months ended June 30, 2022.
A summary of the Company’s nonvested shares at June 30, 2023 and changes during the six-month period is presented below:

Nonvested shares - RSAs	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2022	13,396	$32.94	$195
Granted	13,538	$35.10
Forfeited	—	$—
Vested	(10,896)	$36.41
Nonvested shares at June 30, 2023	16,038	$32.41	$84
Note 8 - Fair Value Measurements
The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	June 30, 2023		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$29,783	$29,783	$29,783	$—	$—
Interest earning deposits with other banks	245,277	245,277	245,277	—	—
Investment securities	110,730	110,326	97,871	12,455	—
Other investments	12,037	12,037	—	9,465	2,572
Loans held for sale	35,923	35,923	—	35,923
Loans receivable	3,007,553	2,953,342	—	—	2,953,342
Accrued interest receivable	21,581	21,581	—	21,581	—
Financial liabilities
Deposits	$3,162,572	3,161,753	$—	$3,161,753	$—
Subordinated debt	44,069	42,861	—	42,861	—
Junior subordinated debentures	3,589	3,489	—	3,489	—
Accrued interest payable	766	766	—	766	—

Table of Contents,

	December 31, 2022		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$32,722	$32,722	$32,722	$—	$—
Interest earning deposits with other banks	309,417	309,417	309,417	—	—
Investment securities	98,353	98,233	97,015	1,218	—
Other investments	10,555	10,555	—	7,983	2,572
Loans receivable, net	2,627,256	2,580,183	—	—	2,580,183
Accrued interest receivable	17,815	17,815	—	17,815	—
Financial liabilities
Deposits	$2,817,521	$2,816,602	$—	$2,816,602	$—
Subordinated debt	43,999	42,743	—	42,743	—
Junior subordinated debentures	3,588	3,484	—	3,484	—
Accrued interest payable	684	684	—	684	—
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

Table of Contents,
Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
June 30, 2023
Available-for-sale
U.S. Treasury securities	$97,871	$—	$—	$97,871
U.S. Agency collateralized mortgage obligations	—	47	—	47
Municipals	—	249	—	249
	$97,871	$296	$—	$98,167
December 31, 2022
Available-for-sale
U.S. Treasury securities	$97,015	$—	$—	$97,015
U.S. Agency collateralized mortgage obligations	—	51	—	51
U.S. Agency residential mortgage-backed securities	—	1	—	1
Municipals	—	250	—	250
	$97,015	$302	$—	$97,317
The following methods were used to estimate the fair value of the class of financial instruments above:
Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.
Limitations: The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2023 and December 31, 2022. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
June 30, 2023
Equity securities	$—	$—	$2,572	$2,572
Total	$—	$—	$2,572	$2,572

December 31, 2022
Impaired loans	$—	$—	$7,080	$7,080
Equity securities	—	—	2,572	2,572
Total	$—	$—	$9,652	$9,652
The amounts disclosed above represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair value as of the dates reported on.
Individually evaluated loans - Fair values for individually evaluated loans are estimated using the fair value of the collateral less selling costs if the loan results in a Level 3 classification. Individually evaluated loan amounts are initially valued at the lower of cost or fair value. Individually evaluated loans carried at fair value generally receive specific

Table of Contents,
allocations of the allowance for credit losses. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Individually evaluated loans are evaluated on a quarterly basis for additional credit losses and adjusted accordingly. The estimated fair values of financial instruments disclosed above follow the guidance in ASU 2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity, and marketability factors. Valuation is measured based on the fair value of the underlying collateral or the discounted cash expected future cash flows. Subsequent changes in the value of loans are included within the provision for credit losses - loans in the same manner in which it initially was recognized or as a reduction in the provision that would otherwise be reported. Loans are evaluated quarterly to determine if valuation adjustments should be recorded. The need for valuation adjustments arises when observable market prices or current appraised values of collateral indicate a shortfall in collateral value compared to current carrying values of the related loan. If the Company determines that the value of the individually evaluated loan is less than the carrying value of the loan, the Company either establishes an reserve as a specific component of the allowance for credit losses or charges off that amount. These valuation adjustments are considered nonrecurring fair value adjustments.
Equity securities – The Company measures equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, with price changes recognized in earnings.
Assets measured at fair value using significant unobservable inputs (Level 3)
The following table presents the carrying value of equity securities without readily determinable fair values, as of June 30, 2023, with adjustments recorded during the periods presented for those securities with observable price changes, if applicable. These equity securities are included in other investments on the balance sheet.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands; unaudited)	2023	2022	2023	2022
Carrying value, beginning of period	$2,572	$2,672	$2,572	$2,322
Purchases	—	—	—	350
Observable price change	—	—	—	—
Carrying value, end of period	$2,572	$2,672	$2,572	$2,672
The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the date indicated:

(unaudited)	Valuation Technique	Unobservable Inputs	December 31, 2022 Weighted Average Rate
Impaired loans	Collateral valuations	Discount to appraised value	8.0%

Table of Contents,
Note 9 - Earnings Per Common Share
The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(dollars in thousands, except earnings per share data; unaudited)
Net Income	$12,906	$10,176	$25,297	$16,406
Basic weighted average number common shares outstanding	13,275,640	12,928,061	13,236,517	12,913,485
Dilutive effect of equity-based awards	322,123	513,952	367,077	545,221
Diluted weighted average number common shares outstanding	13,597,763	13,442,013	13,603,594	13,458,706
Basic earnings per share	$0.97	$0.79	$1.91	$1.27
Diluted earnings per share	$0.95	$0.76	$1.86	$1.22
Antidilutive stock options and restricted stock outstanding	229,436	299,743	177,364	234,649
Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings, however the difference in the two-class method was not significant.

Table of Contents,
Note 10 – Segment Reporting
As defined in ASC 280, Segment Reporting, an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on an internal performance measurement accounting system, which provides line of business results. This system uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income and expense. A primary objective of this measurement system and related internal financial reporting practices are to produce consistent results that reflect the underlying financial impact of the segments on the Company and to provide a basis of support for strategic decision making. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Based on these criteria, we have identified three segments: the community bank, CCBX, and treasury & administration. The community bank segment includes all community banking activities, with a primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has 22 partners as of June 30, 2023. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments.
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

Table of Contents,
Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables for the periods indicated:

	June 30, 2023				December 31, 2022
	Community Bank	CCBX	Treasury & Administration	Total	Community Bank	CCBX	Treasury & Administration	Total
Assets	(dollars in thousands; unaudited)
Cash and Due from Banks	$4,382	$7,179	$263,499	$275,060	$4,603	$12,899	$324,637	$342,139
Intrabank assets	—	304,408	(304,408)	—	—	254,096	(254,096)	—
Securities	—	—	110,730	110,730	—	—	98,353	98,353
Loans held for sale	—	35,923	—	35,923	—	—	—	—
Total loans receivable	1,713,034	1,294,519	—	3,007,553	1,614,752	1,012,504	—	2,627,256
Allowance for credit losses	(20,653)	(90,109)	—	(110,762)	(20,636)	(53,393)	—	(74,029)
All other assets	27,164	131,260	58,355	216,779	25,508	76,111	49,129	150,748
Total assets	$1,723,927	$1,683,180	$128,176	$3,535,283	$1,624,227	$1,302,217	$218,023	$3,144,467
Liabilities
Total deposits	$1,509,458	$1,653,114	$—	$3,162,572	$1,538,218	$1,279,303	$—	$2,817,521
Total borrowings	—	—	47,658	47,658	—	—	47,587	47,587
Intrabank liabilities	207,651	—	(207,651)	—	80,392	—	(80,392)	—
All other liabilities	6,818	30,066	15,507	52,391	5,617	22,914	7,334	35,865
Total liabilities	$1,723,927	$1,683,180	$(144,486)	$3,262,621	$1,624,227	$1,302,217	$(25,471)	$2,900,973

Table of Contents,

	Three months ended June 30, 2023				Three months ended June 30, 2022
	Community Bank	CCBX	Treasury & Administration	Total	Community Bank	CCBX	Treasury & Administration	Total
	(dollars in thousands; unaudited)
Net interest income, before intrabank transfer	$22,904	$36,620	$2,826	$62,350	$18,568	$19,926	$1,392	$39,886
Interest income (expense) intrabank transfer	(2,490)	3,487	(997)	—	303	532	(835)	—
(Recapture)/Provision for credit losses - loans	(47)	52,645	—	52,598	108	13,986	—	14,094
(Recapture)/Provision for unfunded commitments	(340)	(5)	—	(345)	—	—	—	—
Noninterest income (1)	1,613	56,718	264	58,595	1,355	24,048	89	25,492
Noninterest expense	9,592	35,196	7,122	51,910	7,721	24,527	5,921	38,169
Net income before income taxes	12,822	8,989	(5,029)	16,782	12,397	5,993	(5,275)	13,115
Income taxes	2,949	2,089	(1,162)	3,876	2,777	1,344	(1,182)	2,939
Net Income	$9,873	$6,900	$(3,867)	$12,906	$9,620	$4,649	$(4,093)	$10,176

(1)For the three months ended June 30, 2023, CCBX noninterest income includes credit enhancements of $51.0 million, fraud enhancements of $1.5 million, and BaaS program income of $3.9 million. For the three months ended June 30, 2022, CCBX noninterest income includes credit enhancements of $14.2 million, fraud enhancements of $6.5 million and BaaS program income of $3.2 million.

Table of Contents,

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	Community Bank	CCBX	Treasury & Administration	Total	Community Bank	CCBX	Treasury & Administration	Total
	(dollars in thousands; unaudited)
Net interest income, before intrabank transfer	$44,582	$66,415	$5,844	$116,841	$35,773	$31,799	$1,582	$69,154
Interest income (expense) intrabank transfer	(3,569)	6,139	(2,570)	—	431	730	(1,161)	—
Provision for credit losses - loans	381	95,761	—	96,142	452	26,584	—	27,036
(Recapture)/Provision for unfunded commitments	(203)	11	—	(192)	—	—	—	—
Noninterest income(1)	2,704	104,798	400	107,902	2,912	44,389	177	47,478
Noninterest expense	18,685	63,634	14,254	96,573	15,367	42,934	10,283	68,584
Net income before income taxes	$24,854	$17,946	$(10,580)	$32,220	$23,297	$7,400	$(9,685)	$21,012
Income taxes	5,340	3,856	(2,273)	6,923	5,103	1,626	(2,123)	4,606
Net Income	19,514	14,090	(8,307)	25,297	18,194	5,774	(7,562)	16,406

(1)For the six months ended June 30, 2023, CCBX noninterest income includes credit enhancements of $93.4 million, fraud enhancements of $3.5 million and BaaS program income of $7.5 million. For the six months ended June 30, 2022, CCBX noninterest income includes credit enhancements of $27.3 million, fraud enhancements of $11.0 million and BaaS program income of $5.7 million.

Table of Contents,
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a bank holding company that operates through our wholly owned subsidiaries, Coastal Community Bank (“Bank”) and Arlington Olympic LLC . We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. Our business is conducted through three reportable segments: The community bank CCBX and treasury & administration. The community bank segment includes all community banking activities, with a primary focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has 22 partners as of June 30, 2023. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.
As of June 30, 2023, we had total assets of $3.54 billion, total loans receivable of $3.01 billion, total deposits of $3.16 billion and total shareholders’ equity of $272.7 million.
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
Potential Regulatory Reforms in Response to Bank Failures
The failures of Silicon Valley Bank, Santa Clara, California, Signature Bank, New York, New York, and First Republic Bank, San Francisco, California, in March and May, 2023, may lead to regulatory changes and initiatives that could impact the Company. For example, President Biden has encouraged the federal banking agencies to adopt various reforms, including the completion of an incentive compensation rule for bank executives pursuant to Section 956 of the Dodd-Frank Act, in response to these bank failures. On April 28, 2023, the Federal Reserve and the FDIC issued reports on the failures of Silicon Valley Bank and Signature Bank, respectively, identifying the potential causes that the federal banking agencies may seek to address through changes to their supervisory and regulatory policies. Additionally, agency officials, including the Vice Chair for Supervision of the Board of Governors of the Federal Reserve System, have called for changes to the manner in which banks’ capital, interest rate and liquidity risks are supervised and regulated. The extent of final actions to be taken by the regulatory agencies in responses to these bank failures, including the potential changes discussed by the Vice Chair or highlighted in the Federal Reserve and FDIC reports, remain unclear.
Small Business Lending Data Collection Rule
On March 30, 2023, the CFPB finalized a rule under section 1071 of the Dodd-Frank Act requiring lenders to collect and report data regarding small business lending activity. The Company is evaluating the impact of the new rule. The rule is

Table of Contents,
scheduled to take effect on August 29, 2023, and requires compliance by October 1, 2024, April 1, 2025, or January 1, 2026, depending on the number of covered small business loans that a covered lender originates.
London Interbank Offered Rate (“LIBOR”) Transition
LIBOR, a benchmark interest rate that was widely referenced in the past, is no longer published after June 30, 2023. On December 16, 2022, the Federal Reserve Board adopted a final rule that implements the Adjustable Interest Rate (“LIBOR”) Act (the “LIBOR Act”) by identifying benchmark rates based on SOFR (Secured Overnight Financing Rate) that will replace LIBOR formerly known as the London Interbank Offered Rate, in certain financial contracts after June 30, 2023. Congress enacted the LIBOR Act, which was signed into law in March 2022, to provide a uniform, nationwide solution for so-called tough legacy contracts that do not have clear and practicable provisions for replacing LIBOR after June 30, 2023. The LIBOR Act also establishes a litigation safe harbor for lenders that select a LIBOR replacement under certain situations, including the use of a replacement rate selected by the Federal Reserve. As required by the law, the final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR in contracts subject to the Act. These contracts include U.S. contracts that do not mature before LIBOR ends and that lack adequate "fallback" provisions that would replace LIBOR with a practicable replacement benchmark rate. For more information on the Company’s approach to LIBOR transition planning, please see the risk factors discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2022.
As of June 30, 2023, we had 44 loans totaling $196.6 million that are tied to LIBOR. We have $3.6 million in floating rate junior subordinated debentures to Coastal (WA) Statutory Trust I, which was formed for the issuance of trust preferred securities. These debentures have been tied to LIBOR, but beginning with rate adjustments that occur after June 30, 2023, the rate will be based off three-month CME Term SOFR plus 0.26%. The move to an alternate index may impact the rates we receive on loans and rates we pay on our junior subordinated debentures. We have identified the loans and debt instruments impacted, and we believe we will be able to use other benchmark replacements and transition protections provided by the LIBOR Act, Federal Reserve rule and relevant accounting guidance to manage through the transition away from LIBOR. We no longer issue any loans or debt tied to LIBOR.
Third Party Risk Management Guidance
On June 6, 2023, the FDIC, the Federal Reserve and the OCC issued final guidance providing sound principles that support a risk-based approach to third-party risk management. The Company is evaluating the impact of this guidance on its practices.
Financial Indicators
Below are a select number of financial highlights from our second quarter.
•Deposits increased $67.3 million, or 2.2%, to $3.16 billion as of June 30, 2023 compared to March 31, 2023.
◦CCBX deposit growth of $89.3 million, or 5.7%, to $1.65 billion.
▪Additional $9.9 million in CCBX deposits transferred off balance sheet.
◦Community bank deposits decreased $21.9 million, or 1.4%, to $1.51 billion
▪Includes noninterest bearing deposits of $621.0 million or 41.1% of total community bank deposits.
▪Community bank cost of deposits was 0.98%.
◦Uninsured deposits of $632.1 million, or 20.0% of total deposits as of June 30, 2023, compared to $768.3 million, or 24.8% of total deposits as of March 31, 2023.
•Total revenue increased $17.1 million, or 16.5%, for the three months ended June 30, 2023, compared to the three months ended March 31, 2023
•Total revenue excluding Banking as a Service ("BaaS") credit enhancements and BaaS fraud enhancements increased $8.9 million, or 15.0%, to $68.4 million for the three months ended June 30, 2023, compared to the three months ended March 31, 2023. (A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”)
•Liquidity/Borrowings as of June 30, 2023:
◦Capacity to borrow up to $559.8 million from Federal Home Loan Bank and the Federal Reserve Bank discount window with no borrowings taken under these facilities during the quarter ended June 30, 2023.
•Investment Portfolio as of June 30, 2023:
◦Available for sale ("AFS") investments of $98.2 million, compared to $98.0 million as of March 31, 2023, of which 99.7% are U.S. Treasuries, with a weighted average remaining duration of 8 months as of June 30, 2023.

Table of Contents,
◦Held to maturity ("HTM") investments of $12.6 million, of which 100% are U.S. Agency mortgage backed securities held for Community Reinvestment Act ("CRA") purposes, with a fair value of $404,000 less than the carrying value as of June 30, 2023 and a weighted average remaining duration of 6.7 years as of June 30, 2023.
•Net interest margin of 7.58% for the quarter ended June 30, 2023
•Cost of deposits of 2.72% for the quarter ended June 30, 2023.
Deposits increased $67.3 million, or 2.2%, during the three months ended June 30, 2023. Fully insured IntraFi network sweep deposits increased $146.0 million to $240.3 million as of June 30, 2023, compared to $94.3 million as of March 31, 2023. These fully insured sweep deposits allow our larger deposit customers to fully insure their deposits through a sweep and exchange of deposits with other financial institutions. Our liquidity position is supported by diligent management of our liquid assets and liabilities as well as maintaining access to alternative sources of funds. As of June 30, 2023 we had $275.1 million in cash on the balance sheet and the capacity to borrow up to $559.8 million from Federal Home Loan Bank and the Federal Reserve Bank discount window. We did not draw down on either facility at any point in the six months ending June 30, 2023. Cash on the balance sheet and borrowing capacity total $834.8 million and represented 26.4% of total deposits and exceeded our $632.1 million in uninsured deposits as of June 30, 2023. Our AFS securities portfolio has a weighted average remaining duration of just 8 months and U.S. Treasury securities represent 99.7% of that portfolio as of June 30, 2023. Unrealized losses on the AFS securities portfolio were just $2.1 million, or 0.78%, of shareholders' equity as of June 30, 2023.
Results of Operations
Net Income
Comparison of the quarter ended June 30, 2023 to the comparable quarter in the prior year
Net income for the three months ended June 30, 2023 was $12.9 million, or $0.95 per diluted share, compared to $10.2 million, or $0.76 per diluted share, for the three months ended June 30, 2022. The increase in net income over the comparable period in the prior year was primarily attributable to a $41.9 million increase in interest income and $33.1 million increase in noninterest income. These were partially offset by an increase in the provision for credit losses - loans of $38.5 million, related to CCBX loan growth, and $13.7 million more in noninterest expense, also largely related to CCBX loan growth, and increases in salary expense and professional fees. The increase in noninterest income, provision expense and noninterest expense are all largely related to increased CCBX loan and deposit activity. In accordance with GAAP, we recognize as revenue (1) the right to be indemnified or reimbursed for fraud losses on CCBX customer loans and deposits and (2) the right to be indemnified for credit losses by our partners for expected credit losses related to loans they originate and unfunded commitments from such loans. CCBX customer credit losses are recognized in the allowance for loan loss and fraud loss is recognized in BaaS noninterest expense. For more information on the accounting for BaaS allowance for credit losses, reserve for unfunded commitments, credit enhancements and fraud enhancements see the section titled “CCBX – BaaS Reporting Information.”
Comparison of the six months ended June 30, 2023 to the comparable period in the prior year
Net income for the six months ended June 30, 2023 was $25.3 million, or $1.86 per diluted share, compared to $16.4 million, or $1.22 per diluted share, for the six months ended June 30, 2022. The increase in net income over the comparable period in the prior year was primarily attributable to a $81.8 million increase in interest income and $60.4 million increase in noninterest income. These were partially offset by an increase in the provision for credit losses - loans of $69.1 million, related primarily to CCBX loan growth, and $28.0 million more in noninterest expense. The increase in noninterest income, provision expense and noninterest expense are largely related to CCBX loan and deposit growth.
Net Interest Income
Comparison of the quarter ended June 30, 2023 to the comparable quarter in the prior year
Net interest income for the three months ended June 30, 2023 was $62.4 million, compared to $39.9 million for the three months ended June 30, 2022, an increase of $22.5 million, or 56.3%. Yield on loans receivable was 10.85% for the three months ended June 30, 2023, compared to 7.34% for the three months ended June 30, 2022. The increase in net interest income compared to the quarter ended June 30, 2022 was largely related to increased yield on loans from growth in higher yielding loans, primarily from CCBX, and the overall increase in interest rates resulting from the Federal Open Market Committee (“FOMC”) raising rates 3.50% since June 30, 2022 to 5.25%, with the last increase during such period on
May 3, 2023. As of June 30, 2022, the FOMC had set the interest rates at 1.75%. This increase in interest rates impacts our existing variable rate loans as well as rates on new loans. We continue to monitor the impact of these increases in interest rates. Total average loans receivable for the three months ended June 30, 2023 was $2.97 billion, compared to $2.19 billion for the three months ended June 30, 2022.
Total interest and fees on loans totaled $80.2 million for the three months ended June 30, 2023 compared to $40.2 million for the three months ended June 30, 2022. The $40.0 million increase in interest and fees on loans for the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022, was largely due to increased yield on loans from growth in higher yielding loans, primarily from CCBX, combined with the overall increase in interest rates. Total loans receivable was $3.01 billion at June 30, 2023, compared to $2.33 billion at June 30, 2022. CCBX loan growth was strong during the quarter with average loans receivable of $1.27 billion for the quarter ended June 30, 2023, compared to $691.3 million for the quarter ended June 30, 2022, an increase of $578.1 million, or 83.6%. Average CCBX yield of 16.95% was earned on CCBX loans for the quarter ended June 30, 2023, compared to 12.35% for the quarter ended June 30, 2022. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and originating & servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Also impacting the increase in loan interest is the increase in interest rates on variable rate loans resulting from the FOMC raising rates. The FOMC has increased interest rates from 1.75% as of June 30, 2022 to 5.25% as of June 30, 2023. We continue to monitor the impact of these increases in interest rates.
Interest income from interest earning deposits with other banks was $2.7 million for the quarter ended June 30, 2023, an increase of $1.7 million, or 180.1%, due to higher interest rates, compared to the quarter ended June 30, 2022. The average balance of interest earning deposits invested with other banks for the three months ended June 30, 2023 was $211.4 million, compared to $499.9 million for the three months ended June 30, 2022. This decrease was a result of increased loan demand. The yield on these interest earning deposits with other banks increased 4.31%, to 5.08% compared to 0.77% at June 30, 2022. Interest income on investment securities increased $90,000 to $653,000 at June 30, 2023, compared to $563,000 at June 30, 2022. Average investment securities decreased $10.9 million from $121.3 million for the three months ended June 30, 2022, to $110.3 million for the three months ended June 30, 2023, and, as a result of higher interest rates, average yield increased to 2.37% for the three months ended June 30, 2023, compared to 1.86% for the three months ended June 30, 2022.
Interest expense was $21.3 million for the quarter ended June 30, 2023, a $19.4 million increase from the quarter ended June 30, 2022. Interest expense on deposits was $20.7 million for the quarter ended June 30, 2023, compared to $1.7 million for the quarter ended June 30, 2022. The $19.0 million increase in interest expense on deposits was due to an increase of $534.6 million in interest bearing deposits as well as a 3.19% increase in interest rates on deposit accounts. Interest on borrowed funds was $661,000 for the quarter ended June 30, 2023, compared to $260,000 for the quarter ended June 30, 2022. The $401,000 increase in interest expense on borrowed funds from the quarter ended June 30, 2022 is the result of an average balance increase of $19.7 million in subordinated debt, which increased during the quarter ended December 31, 2022, and an increase in interest rates. Interest expense on interest bearing deposits increased compared to the quarter ended June 30, 2022 as a result of an increase in CCBX deposits that are tied to, and reprice when, the FOMC raises rates, just like our CCBX loans which also reprice when the FOMC raises interest rates. Interest expense is expected to increase as a result of the FOMC increasing rates. Any additional FOMC interest rate increases will result in higher interest expense on interest bearing deposits which we expect will be primarily offset by higher interest rates on CCBX loans and excess cash invested in the Federal Reserve Bank or other banks.
Net interest margin was 7.58% for the three months ended June 30, 2023, compared to 5.66% for the three months ended June 30, 2022. The increase in net interest margin compared to the three months ended June 30, 2022 was largely due to an increase in total loans combined with higher interest rates on new and existing variable rate loans as they reprice. Average loans increased $770.5 million compared to the three months ended June 30, 2022. Also contributing to the increase in net interest margin compared to the three months ended June 30, 2022 was interest earning deposits invested in other banks, which earned an average rate of 5.08% for the quarter ended June 30, 2023, compared to an average rate of 0.77% for the quarter ended June 30, 2022.
Cost of funds was 2.77% for the quarter ended June 30, 2023, which is an increase of 2.48% from the quarter ended June 30, 2022. Cost of deposits for the quarter ended June 30, 2023 was 2.72%, which was an 2.47% increase, from 0.25% for the quarter ended June 30, 2022. These increases were largely due to an increase in higher cost CCBX deposits and a higher interest rate environment compared to June 30, 2022. CCBX deposit growth also contributed to the increase in interest expense.
Total yield on loans receivable for the quarter ended June 30, 2023 was 10.85%, compared to 7.34% for the quarter ended June 30, 2022. This increase in yield on loans receivable is primarily attributed to an increase in higher rate CCBX loans. For the quarter ended June 30, 2023, average CCBX loans increased $578.1 million, or 83.6%, with an average CCBX yield of 16.95%, compared to 12.35% at the quarter ended June 30, 2022. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and originating & servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Average community bank loans increased $192.4 million, or 12.8%. This increase includes a decrease in average PPP loans of $29.9 million, compared to the quarter ended June 30, 2022. Average yield on community bank loans for the three months ended June 30, 2023 was 6.28% compared to 5.04% for the three months ended June 30, 2022.
The following tables show the average yield on loans and cost of deposits by segment and also illustrates the impact of BaaS loan expense on CCBX yield on loans:

	For the Three Months Ended
	June 30, 2023		June 30, 2022
(unaudited)	Yield on Loans (2)	Cost of Deposits (2)	Yield on Loans (2)	Cost of Deposits (2)
Community Bank	6.28%	0.98%	5.04%	0.08%
CCBX(1)	16.95%	4.42%	12.35%	0.56%
Consolidated	10.85%	2.72%	7.34%	0.25%
(1)CCBX yield on loans does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and originating & servicing CCBX loans. To determine net BaaS loan income earned from CCBX loan relationships, the Company takes BaaS loan interest income and deducts BaaS loan expense to arrive at net BaaS loan income which can be compared to interest income on the Company’s community bank loans. See the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” for a reconciliation of the impact of BaaS loan expense on CCBX yield on loans.
(2)Annualized calculations shown for periods presented.

	For the Three Months Ended
	June 30, 2023		June 30, 2022
(dollars in thousands, unaudited)	Income / Expense	Income / expense divided by average CCBX loans (2)	Income / Expense	Income / expense divided by average CCBX loans (2)
BaaS loan interest income	$53,632	16.95%	$21,281	12.35%
Less: BaaS loan expense	22,033	6.96%	12,229	7.10%
Net BaaS loan income (1)	$31,599	9.98%	$9,052	5.25%
Average BaaS Loans(3)	$1,269,406		$691,294
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2)Annualized calculations shown for periods presented.
(3)Includes loans held for sale.
For the three months ended June 30, 2023, net interest margin (net interest income divided by the average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 7.58% and 6.57%, respectively, compared to 5.66% and 5.51%, respectively, for the three months ended June 30, 2022.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan costs included in interest income totaled $1.2 million and loan fees included in interest income totaled $1.2 million for the three months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023 and 2022, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Three Months Ended June 30,
	2023			2022
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Assets
Interest earning assets:
Interest earning deposits with other banks	$211,369	$2,678	5.08%	$499,918	$956	0.77%
Investment securities, available for sale (2)	100,278	534	2.14	119,975	554	1.85
Investment securities, held to maturity (2)	10,047	119	4.75	1,280	9	2.82
Other investments	11,773	156	5.31	10,225	134	5.26
Loans receivable (3)	2,965,287	80,199	10.85	2,194,761	40,166	7.34
Total interest earning assets	3,298,754	83,686	10.18	2,826,159	41,819	5.94
Noninterest earning assets:
Allowance for credit losses	(87,713)			(46,354)
Other noninterest earning assets	194,747			115,788
Total assets	$3,405,788			$2,895,593

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$2,326,702	$20,675	3.56%	$1,792,119	$1,673	0.37%
Subordinated debt	44,047	596	5.43	24,313	231	3.81
Junior subordinated debentures	3,589	65	7.26	3,587	29	3.24
Total interest bearing liabilities	2,374,338	21,336	3.60	1,820,019	1,933	0.43
Noninterest bearing deposits	717,256			839,562
Other liabilities	49,085			19,550
Total shareholders' equity	265,109			216,462
Total liabilities and shareholders' equity	$3,405,788			$2,895,593
Net interest income		$62,350			$39,886
Interest rate spread			6.57%			5.51%
Net interest margin (4)			7.58%			5.66%
(1)Yields and costs are annualized.
(2)For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(3)Includes loans held for sale and nonaccrual loans.
(4)Net interest margin represents net interest income divided by the average total interest earning assets.
The following table presents an analysis of certain average balances, interest income and interest expense by segment:

	For the Three Months Ended
	June 30, 2023			June 30, 2022
(dollars in thousands, unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Community Bank
Assets
Interest earning assets:
Loans receivable (2)	$1,695,881	$26,567	6.28%	$1,503,467	$18,885	5.04%
Intrabank asset	—	—	—	158,607	303	0.77
Total interest earning assets	1,695,881	26,567	6.28	1,662,074	19,188	4.63
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$875,760	$3,663	1.68%	$921,499	$317	0.14%
Intrabank liability	196,552	2,490	5.08	—	—	—
Total interest bearing liabilities	1,072,312	6,153	2.30	921,499	317	0.14
Noninterest bearing deposits	623,570			740,575
Net interest income		$20,414			$18,871
Net interest margin(3)			4.83%			4.55%

CCBX
Assets
Interest earning assets:
Loans receivable (2)(4)	$1,269,406	$53,632	16.95%	$691,294	$21,281	12.35%
Intrabank asset	275,222	3,487	5.08	278,312	532	0.77
Total interest earning assets	1,544,628	57,119	14.83	969,606	21,813	9.02
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$1,450,942	$17,012	4.70%	$870,620	$1,356	0.62%
Total interest bearing liabilities	1,450,942	17,012	4.70	870,620	1,356	0.62
Noninterest bearing deposits	93,686			98,987
Net interest income		$40,107			$20,457
Net interest margin(3)			10.41%			8.46%
Net interest margin, net of Baas loan expense (5)			4.69%			3.40%

	For the Three Months Ended
	June 30, 2023			June 30, 2022
(dollars in thousands, unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Treasury & Administration
Assets
Interest earning assets:
Interest earning deposits with other banks	$211,369	$2,678	5.08%	$499,918	$956	0.77%
Investment securities, available for sale (6)	100,278	534	2.14	119,975	554	1.85
Investment securities, held to maturity (6)	10,047	119	4.75	1,280	9	2.82
Other investments	11,773	156	5.31	10,225	134	5.26
Total interest earning assets	333,467	3,487	4.19	631,398	1,653	1.05%
Liabilities
Interest bearing liabilities:
Subordinated debt	44,047	596	5.43	24,313	231	3.81
Junior subordinated debentures	3,589	65	7.26	3,587	29	3.24
Intrabank liability, net (7)	78,670	997	5.08	436,919	835	0.77
Total interest bearing liabilities	126,306	1,658	5.27	464,819	1,095	0.94
Net interest income		$1,829			$558
Net interest margin(3)			2.20%			0.35%
(1)Yields and costs are annualized.
(2)Includes loans held for sale and nonaccrual loans.
(3)Net interest margin represents net interest income divided by the average total interest earning assets.
(4)CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and originating & servicing CCBX loans. See the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” for a reconciliation of the impact of BaaS loan expense on CCBX loan yield.
(5)Net interest margin, net of BaaS loan expense includes the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements, originating & servicing CCBX loans. A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(6)For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(7)Intrabank assets and liabilities are consolidated for period calculations and presented as intrabank asset, net or intrabank liability, net in the table above.
The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the $19.2 million increase in loan interest income that is attributed to an increase in loan rates and $20.8 million increase in loan interest income that is attributed to an increase in loan volume. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Three months ended June 30, 2023 Compared to Three months ended June 30, 2022
	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands; unaudited)	Volume	Rate
Interest income:
Interest earning deposits	$(3,656)	$5,378	$1,722
Investment securities, available for sale	(105)	85	(20)
Investment securities, held to maturity	104	6	110
Other Investments	21	1	22
Loans receivable	20,840	19,193	40,033
Total increase in interest income	17,204	24,663	41,867

Interest expense:
Interest bearing deposits	4,750	14,252	19,002
Subordinated debt	267	98	365
Junior subordinated debentures	—	36	36
Total increase in interest expense	5,017	14,386	19,403
Increase in net interest income	$12,187	$10,277	$22,464
Comparison of the six months ended June 30, 2023 to the comparable period in the prior year
Net interest income for the six months ended June 30, 2023, was $116.8 million, compared to $69.2 million for the six months ended June 30, 2022, an increase of $47.7 million, or 69.0%. Yield on loans receivable was 10.42% for the six months ended June 30, 2023, compared 7.10% for the six months ended June 30, 2022. The increase in net interest income compared to the six months ended June 30, 2022 was largely related to increased yield on loans from growth in higher yielding loans primarily from CCBX and higher interest rates. Total average loans receivable for the six months ended June 30, 2023 was $2.84 billion, compared to $1.98 billion for the six months ended June 30, 2022.
Interest and fees on loans totaled $146.6 million for the six months ended June 30, 2023 compared to $69.8 million for the six months ended June 30, 2022. The $76.8 million increase in interest and fees on loans for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was largely due to increased yield on loans from growth in higher yielding CCBX loans and an overall increase in interest rates. Loan growth of $673.2 million, or 28.8%, for the six months ended June 30, 2023, compared to June 30, 2022, includes a decrease of $12.8 million in PPP loans that were forgiven or repaid. CCBX average loans receivable grew to $1.17 billion for the six months ended June 30, 2023, compared to $537.6 million for the six months ended June 30, 2022, an increase of $629.8 million, or 117.2%. Average CCBX yield of 16.56% was earned on CCBX loans for the six months ended June 30, 2023, compared to 12.48% for the six months ended June 30, 2022. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and originating & servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Also impacting the increase in loan interest is the increase in interest rates on variable rate loans resulting from the FOMC raising rates from 1.75% as of June 30, 2022 to 5.25% as of June 30, 2023, with the most recent increase during such period on May 3, 2023. We continue to monitor the impact of these increases in interest rates.

Table of Contents,
Interest income from interest earning deposits with other banks was $5.8 million for the six months ended June 30, 2023, an increase of $4.4 million due to higher interest rates, despite a decrease in balances, compared to the six months ended June 30, 2022. The average balance of interest earning deposits invested with other banks for the six months ended June 30, 2023 was $241.4 million, compared to $671.0 million for the six months ended June 30, 2022. This decrease was a result of increased loan demand. Additionally, the yield on these interest earning deposits with other banks increased 4.41%, compared to the six months ended June 30, 2022. Interest income on investment securities increased $572,000 to $1.2 million, and a yield 2.29% at June 30, 2023, compared to $634,000, and a yield of 1.53%, at June 30, 2022. Average investment securities increased $22.6 million from $83.7 million for the six months ended June 30, 2022 to $106.3 million for the six months ended June 30, 2023 as a result of purchasing additional securities to hold for CRA purposes, and average yield increased to 2.29% for the six months ended June 30, 2023, compared to 1.53% for the six months ended June 30, 2022.
Interest expense was $37.0 million for the six months ended June 30, 2023, a $34.1 million increase from the six months ended June 30, 2022. Interest expense on deposits was $35.6 million for the six months ended June 30, 2023, compared to $2.2 million for the six months ended June 30, 2022. The $33.4 million increase in interest expense on deposits was primarily due to an increase in average interest bearing deposits of $735.3 million. Interest on borrowed funds was $1.3 million for the six months ended June 30, 2023, compared to $581,000 for the six months ended June 30, 2022. The $742,000 increase in interest expense on borrowed funds from the six months ended June 30, 2022 is the result of a decrease in average FHLB borrowings, which were paid off in full during the quarter ended March 31, 2022, partially offset by a $19.7 million average balance increase in subordinated debt, which increased during the quarter ended December 31, 2022. Interest expense is expected to increase as a result of the FOMC increasing the Fed Funds rate 0.75% during the six months ended June 30, 2023, with the most recent increase during such period on May 3, 2023. Interest expense is expected to increase as a result of the FOMC increasing rates. Any additional FOMC interest rate increases will result in higher interest expense on interest bearing deposits which we expect will be primarily offset by higher interest rates on CCBX loans and excess cash invested in the Federal Reserve Bank or other banks.
Net interest margin was 7.37% for the six months ended June 30, 2023, compared to 5.08% for the six months ended June 30, 2022. The increase in net interest margin compared to the six months ended June 30, 2022 was largely a result of an increase in higher rate loans. Average loans increased $854.7 million, compared to the six months ended June 30, 2022; the increase includes an average decrease in PPP loans of $52.6 million. Also contributing to the increase in net interest margin compared to the six months ended June 30, 2022 was a $4.4 million increase in interest earned on interest earning deposits invested in other banks. These interest earning deposits earned an average rate of 4.82% for the six months ended June 30, 2023, compared to an average rate of 0.41% for the six months ended June 30, 2022.
Cost of funds was 2.49% for the six months ended June 30, 2023, compared to 0.22% for the six months ended June 30, 2022. Cost of deposits for the six months ended June 30, 2023 was 2.44%, which was a 2.26% increase, from 0.18% for the six months ended June 30, 2022. These increases were largely due to an increase in interest rates and an increase in interest bearing deposits. CCBX deposit growth also contributed to the increase in interest expense.
Total yield on loans receivable for the six months ended June 30, 2023 was 10.42%, compared to 7.10% for the six months ended June 30, 2022. This increase in yield on loans receivable is primarily attributed to an increase in higher rate CCBX loans. For the six months ended June 30, 2023, average CCBX loans increased $629.8 million, or 117.2%, with an average CCBX yield of 16.56%, compared to 12.48% for the six months ended June 30, 2022. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and originating & servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. There was an increase in average community bank loans of $225.0 million, or 15.6%, which includes an average $52.6 million decrease in PPP loans as a result of loan forgiveness/ repayments, compared to the six months ended June 30, 2022. Average yield on community bank loans for the six months ended June 30, 2023 was 6.13%. compared to 5.10% for the six months ended June 30, 2022.

Table of Contents,
The following tables show the average yield on loans and cost of deposits by segment and also illustrates the impact of BaaS loan expense on CCBX yield on loans:

	For the Six Months Ended
	June 30, 2023		June 30, 2022
(unaudited)	Yield on Loans (2)	Cost of Deposits (2)	Yield on Loans (2)	Cost of Deposits (2)
Community Bank	6.13%	0.82%	5.10%	0.09%
CCBX (1)	16.56%	4.18%	12.48%	0.34%
Consolidated	10.42%	2.44%	7.10%	0.18%
(1)CCBX yield on loans does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and originating & servicing CCBX loans. To determine net BaaS loan income earned from CCBX loan relationships, the Company takes BaaS loan interest income and deducts BaaS loan expense to arrive at net BaaS loan income which can be compared to interest income on the Company’s community bank loans. A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2)Annualized calculations shown for periods presented.

	For the Six Months Ended
	June 30, 2023		June 30, 2022
(dollars in thousands; unaudited)	Income / Expense	Income / expense divided by average CCBX loans (2)	Income / Expense	Income / expense divided by average CCBX loans (2)
BaaS loan interest income	$95,851	16.56%	$33,273	12.48%
Less: BaaS loan expense	39,587	6.84%	20,519	7.70%
Net BaaS loan income (1)	$56,264	9.72%	$12,754	4.78%
Average BaaS Loans(3)	$1,167,366		$537,577
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2)Annualized calculations shown for periods presented.
(3)Includes loans held for sale.
For the six months ended June 30, 2023, net interest margin (net interest income divided by the average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 7.37% and 6.39%, respectively, compared to 5.08% and 4.90%, respectively, for the six months ended June 30, 2022.

Table of Contents,
The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $2.3 million and $4.0 million for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Six Months Ended June 30,
	2023			2022
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Assets
Interest earning assets:
Interest earning deposits with other banks	$241,368	$5,775	4.82%	$670,974	$1,358	0.41%
Investment securities, available for sale (2)	100,276	1,069	2.15	82,431	615	1.50
Investment securities, held to maturity (2)	6,023	137	4.59	1,286	19	2.98
Other investments	11,206	186	3.35	9,729	171	3.54
Loans receivable (3)	2,837,442	146,630	10.42	1,982,700	69,798	7.10
Total interest earning assets	3,196,315	153,797	9.70	2,747,120	71,961	5.28
Noninterest earning assets:
Allowance for credit losses	(84,417)			(38,554)
Other noninterest earning assets	183,516			104,159
Total assets	$3,295,414			$2,812,725

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$2,199,168	$35,633	3.27%	$1,463,875	$2,226	0.31%
FHLB advances and borrowings	—	—	0.00	12,154	69	1.14
Subordinated debt	44,028	1,195	5.47	24,304	461	3.83
Junior subordinated debentures	3,588	128	7.19	3,587	51	2.87
Total interest bearing liabilities	2,246,784	36,956	3.32	1,503,920	2,807	0.38
Noninterest bearing deposits	746,436			1,078,525
Other liabilities	43,299			17,790
Total shareholders' equity	258,895			212,490
Total liabilities and shareholders' equity	$3,295,414			$2,812,725
Net interest income		$116,841			$69,154
Interest rate spread			6.39%			4.90%
Net interest margin (4)			7.37%			5.08%
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

Table of Contents,
The following table presents an analysis of certain average balances, interest income and interest expense by segment:

	For the Six Months Ended
	June 30, 2023			June 30, 2022
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Community Bank
Assets
Interest earning assets:
Loans receivable (2)	$1,670,076	$50,779	6.13%	$1,445,123	$36,525	5.10%
Intrabank asset	—	—	0.00	213,207	431	0.41
Total interest earning assets	1,670,076	50,779	6.13	1,658,330	36,956	4.49
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$864,518	$6,197	1.45%	$928,602	$752	0.16%
Intrabank liability	145,890	3,569	4.93	—	—	—
Total interest bearing liabilities	1,010,408	9,766	1.95	928,602	752	0.16
Noninterest bearing deposits	659,668			729,728
Net interest income		$41,013			$36,204
Net interest margin(3)			4.95%			4.40%

CCBX
Assets
Interest earning assets:
Loans receivable (2)(4)	$1,167,366	$95,851	16.56%	$537,577	$33,273	12.48%
Intrabank asset	254,052	6,139	4.87	346,493	730	0.42
Total interest earning assets	1,421,418	101,990	14.47	884,070	34,003	7.76
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$1,334,650	$29,436	4.45%	$535,273	$1,474	0.56%
Total interest bearing liabilities	1,334,650	29,436	4.45	535,273	1,474	0.56
Noninterest bearing deposits	86,768			348,797
Net interest income		$72,554			$32,529
Net interest margin(3)			10.29%			7.42%
Net interest margin, net of Baas loan expense (5)			4.68%			2.74%

Table of Contents,

	For the Six Months Ended
	June 30, 2023			June 30, 2022
	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Treasury & Administration
Assets
Interest earning assets:
Interest earning deposits with other banks	$241,368	$5,775	4.82%	$670,974	$1,358	0.41%
Investment securities, available for sale (6)	100,276	1,069	2.15	82,431	615	1.50
Investment securities, held to maturity (6)	6,023	137	4.59	1,286	19	2.98
Other investments	11,206	186	3.35	9,729	171	3.54
Total interest earning assets	358,873	7,167	4.03%	764,420	2,163	0.57%
Liabilities
Interest bearing liabilities:
FHLB advances and borrowings	$—	$—	0.00%	$12,154	$69	1.14%
Subordinated debt	44,028	1,195	5.47	24,304	461	3.83
Junior subordinated debentures	3,588	128	7.19	3,587	51	2.87
Intrabank liability, net (7)	108,162	2,570	4.79	559,700	1,161	0.42
Total interest bearing liabilities	155,778	3,893	5.04	599,745	1,742	0.59
Net interest income		$3,274			$421
Net interest margin(3)			1.84%			0.11%
(1)Yields and costs are annualized.
(2)Includes loans held for sale and nonaccrual loans.
(3)Net interest margin represents net interest income divided by the average total interest earning assets.
(4)CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and originating & servicing CCBX loans. See the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” for a reconciliation of the impact of BaaS loan expense on CCBX loan yield.
(5)Net interest margin, net of BaaS loan expense includes the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements, originating & servicing CCBX loans. A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(6)For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(7)Intrabank assets and liabilities are consolidated for period calculations and presented as intrabank asset, net or intrabank liability, net in the table above.

Table of Contents,
The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the $32.7 million increase in loan interest income that is attributed to an increase in loan rates and $44.2 million increase in loan interest income that is attributed to an increase in loan volume. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022
	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands; unaudited)	Volume	Rate
Interest income:
Interest earning deposits	$(10,279)	$14,696	$4,417
Investment securities, available for sale	190	264	454
Investment securities, held to maturity	108	10	118
Other Investments	25	(10)	15
Loans receivable	44,170	32,662	76,832
Total increase in interest income	34,214	47,622	81,836

Interest expense:
Interest bearing deposits	11,914	21,493	33,407
FHLB advances	—	(69)	(69)
Subordinated debt	535	199	734
Junior subordinated debentures	—	77	77
Total increase in interest expense	12,449	21,700	34,149
Increase in net interest income	$21,765	$25,922	$47,687
Provision for Credit Losses
The provision for credit losses - loans is an expense we incur to maintain an allowance for credit losses at a level that management deems appropriate to absorb inherent losses on existing loans. For a description of the factors taken into account by our management in determining the allowance for credit losses see “—Financial Condition—Allowance for Credit Losses.”
The economic environment is continuously changing with the bank failures, inflation, higher interest rates, global unrest, the war in Ukraine, political uncertainty and trade issues that may impact the provision and therefore the allowance. Effective January 1, 2023 the Company implemented the CECL allowance model which calculates reserves over the life of the loan and is largely driven by portfolio characteristics, economic outlook, and other key methodology assumptions versus the incurred loss model, which is what we were previously using. Gross loans, excluding loans held for sale, totaled $3.01 billion at June 30, 2023 and included $3.6 million in PPP loans, which are 100% guaranteed, and are excluded from the provision for credit losses - loans calculation. The allowance for credit losses as a percentage of loans was 3.68% at June 30, 2023, compared to 2.11% at June 30, 2022.
Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by indemnifying or reimbursing incurred losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans and reclassified negative deposit accounts. When the provision for credit losses - loans and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner's legal commitment to indemnify or reimburse losses. The credit enhancement asset is relieved as credit enhancement payments are received from the CCBX partner or taken from the partner's cash reserve account.

Table of Contents,
Comparison of the quarter ended June 30, 2023 to the comparable quarter in the prior year
The provision for credit losses - loans for the three months ended June 30, 2023 was $52.6 million, compared to $14.1 million for the three months ended June 30, 2022. The increase in the Company’s provision for credit losses - loans during the quarter ended June 30, 2023, is largely related to the provision for CCBX partner loans. During the quarter ended June 30, 2023, a $52.6 million provision for credit losses - loans was recorded for CCBX partner loans based on management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a small adjustment (recapture) for loan loss of $47,000 was needed for the quarter ended June 30, 2023.
The following table shows the provision expense by segment for the periods indicated:

	Three Months Ended
(dollars in thousands; unaudited)	June 30, 2023	June 30, 2022
Community bank	$(47)	$109
CCBX	52,645	13,985
Total provision expense	$52,598	$14,094
Net charge-offs for the quarter ended June 30, 2023 totaled $31.0 million, or 4.19% of total average loans, compared to $3.5 million, or 0.64% of total average loans, for the quarter ended June 30, 2022. Net charge-offs were up in 2023 compared to 2022 due to loans originated through CCBX partners. In accordance with GAAP, CCBX losses are recorded as charge-offs, but CCBX partner agreements provide for a credit enhancement that indemnifies or reimburses the Bank for net-charge-offs on CCBX loans and negative deposit accounts, except in accordance with the program agreement for one partner where the Company is responsible for credit losses on approximately 10% of a $180.5 million loan portfolio. At June 30, 2023, our portion of this portfolio represented $18.0 million in loans. For the three months ended June 30, 2023, $31.0 million of net charge-offs were recognized for CCBX loans and $9,000 of net charge-offs were recognized on community bank loans. For the three months ended June 30, 2022, $3.5 million of net charge-offs were recognized on CCBX loans and $33,000 of net recoveries were recognized for community bank loans.
The following table shows the total charge-off activity by segment for the periods indicated:

	Three Months Ended
	June 30, 2023			June 30, 2022
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$9	$32,290	$32,299	$3	$3,539	$3,542
Gross recoveries	—	(1,340)	(1,340)	(36)	—	(36)
Net charge-offs	$9	$30,950	$30,959	$(33)	$3,539	$3,506
Net charge-offs to average loans (1)	—%	9.78%	4.19%	(0.01)%	2.05%	0.64%
(1) Annualized calculations shown for periods presented.
Comparison of the six months ended June 30, 2023 to the comparable period in the prior year
The provision for credit losses - loans for the six months ended June 30, 2023 was $96.1 million, compared to $27.0 million for the six months ended June 30, 2022. The increase in the Company’s provision for credit losses - loans during the quarter ended June 30, 2023, is largely related to the provision for CCBX partner loans. During the six months ended June 30, 2023, a $95.8 million provision for credit losses - loans was recorded for loans originated through CCBX partners based on management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a provision for loan loss of $381,000 was needed for the six months ended June 30, 2023.

Table of Contents,
The following table shows the provision expense by segment for the periods indicated:

	Six Months Ended
(dollars in thousands; unaudited)	June 30, 2023	June 30, 2022
Community bank	$381	$452
CCBX	95,761	26,584
Total provision expense	$96,142	$27,036
Net charge-offs for the six months ended June 30, 2023 totaled $63.3 million, or 4.50% of total average loans, as compared to net charge-offs of $6.3 million, or 0.64% of total average loans, for the six months ended June 30, 2022. Net charge-offs increased in the first six months of 2023 compared to the same period of 2022 as a result of the growth in loans originated through CCBX partners. In accordance with GAAP, CCBX losses are recorded as charge-offs, but CCBX partner agreements provide for a credit enhancement that indemnifies or reimburses the Bank for net-charge-offs on CCBX loans and negative deposit accounts, except in accordance with the program agreement for one partner where the Company is responsible for credit losses on approximately 10% of a $180.5 million loan portfolio. At June 30, 2023, our portion of this portfolio represented $18.0 million in loans. For the six months ended June 30, 2023, $63.2 million of net charge-offs were recognized for CCBX loans and $54,000 of net charge-offs recognized for community bank loans. For the six months ended June 30, 2022, $6.3 million of net charge-offs were recognized for CCBX and $33,000 of net recoveries were recognized for community bank loans.

	Six Months Ended
	June 30, 2023			June 30, 2022
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$59	$66,407	$66,466	$7	$6,343	$6,350
Gross recoveries	(5)	(3,200)	(3,205)	(40)	—	(40)
Net charge-offs	$54	$63,207	$63,261	$(33)	$6,343	$6,310
Net charge-offs to average loans(1)	0.01%	10.92%	4.50%	0.00%	2.38%	0.64%
(1) Annualized calculations shown for periods presented.
Noninterest Income
Our primary sources of recurring noninterest income are BaaS indemnification income, Baas program income and deposit service charges and fees. Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest or similar method.
Comparison of the quarter ended June 30, 2023 to the comparable quarter in the prior year
For the three months ended June 30, 2023, noninterest income totaled $58.6 million, an increase of $33.1 million, or 129.9%, compared to $25.5 million for the three months ended June 30, 2022.

Table of Contents,
The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2023	2022
Deposit service charges and fees	$989	$988	$1	0.1%
Loan referral fees	682	208	474	227.9
Unrealized gain on equity securities, net	155	—	155	100.0
Gain on sales of loans, net	23	—	23	100.0
Other	234	396	(162)	(40.9)
Noninterest income, excluding BaaS program income and BaaS indemnification income	2,083	1,592	491	30.8
Servicing and other BaaS fees	895	1,159	(264)	(22.8)
Transaction fees	1,052	814	238	29.2
Interchange fees	975	628	347	55.3
Reimbursement of expenses	1,026	618	408	66.0
BaaS program income	3,948	3,219	729	22.6
BaaS credit enhancements	51,027	14,207	36,820	259.2
Baas fraud enhancements	1,537	6,474	(4,937)	(76.3)
BaaS indemnification income	52,564	20,681	31,883	154.2
Total BaaS income	56,512	23,900	32,612	136.5
Total noninterest income	$58,595	$25,492	$33,103	129.9%
Comparison of the six months ended June 30, 2023 to the comparable period in the prior year
For the six months ended June 30, 2023, noninterest income totaled $107.9 million, an increase of $60.4 million, or 127.3%, compared to $47.5 million for the six months ended June 30, 2022.
The following table presents, for the periods indicated, the major categories of noninterest income:

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2023	2022
Deposit service charges and fees	$1,899	$1,872	$27	1.4%
Loan referral fees	682	810	(128)	(15.8)
Gain on sales of loans, net	146	—	146	100.0
Unrealized (loss) gain on equity securities, net	194	—	194	100.0
Other	533	784	(251)	(32.0)
Noninterest income, excluding BaaS program income and BaaS indemnification income	3,454	3,466	(12)	(0.3)
Servicing and other BaaS fees	1,843	2,328	(485)	(20.8)
Transaction fees	1,969	1,307	662	50.7
Interchange fees	1,764	1,060	704	66.4
Reimbursement of expenses	1,947	990	957	96.7
BaaS program income	7,523	5,685	1,838	32.3
BaaS credit enhancements	93,389	27,282	66,107	242.3
BaaS fraud enhancements	3,536	11,045	(7,509)	(68.0)
BaaS indemnification income	96,925	38,327	58,598	152.9
Total BaaS income	104,448	44,012	60,436	137.3
Total noninterest income	$107,902	$47,478	$60,424	127.3%

Table of Contents,
Summary of significant noninterest income for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
A description of our largest noninterest income categories are below:
BaaS Income. Our CCBX segment provides BaaS offerings that enable our broker dealer and digital financial service providers to offer their customers banking services. In exchange for providing these services, we earn fixed fees, volume-based fees and reimbursement of costs depending on the program agreement. In accordance with GAAP, we recognize the reimbursement of noncredit fraud losses on loans and deposits originated through partners and credit enhancements related to the allowance for credit losses and reserve for unfunded commitments provided by the partner as revenue in BaaS income. CCBX credit losses are recognized in the allowance for loan loss and fraud losses are expensed in noninterest expense under BaaS fraud expense. Also in accordance with GAAP, we establish a credit enhancement asset for expected future credit losses through the recognition of BaaS credit enhancement revenue at the same time we establish an allowance for those loans though a provision for credit losses - loans. For more information on the accounting for BaaS allowance for credit losses, reserve for unfunded commitments, credit enhancements and fraud enhancements see the section titled “CCBX – BaaS Reporting Information.”
Our CCBX segment continues to evolve, and now has 22 relationships, at varying stages, as of June 30, 2023. We continue to refine the criteria for CCBX partnerships and are exiting relationships where it makes sense and are focusing more on selecting larger and more established partners, with experienced management teams, existing customer bases and strong financial positions.
The following table illustrates the activity and evolution in CCBX relationships for the periods presented.

	As of
(unaudited)	June 30, 2023	June 30, 2022
Active	18	23
Friends and family / testing	1	2
Implementation / onboarding	1	0
Signed letters of intent	1	4
Wind down - preparing to exit relationship	1	0
Total CCBX relationships	22	29
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
Unrealized (loss)/gain on equity securities, net. During the three and six months ended June 30, 2023, we recognized an unrealized gain on equity securities of $155,000 and $194,000, respectively, compared to the same periods ended June 30, 2022, when there was no unrealized holding gain or loss.
Other. This category includes a variety of other income-producing activities, credit card fee income, wire transfer fees, interest earned on bank owned life insurance (“BOLI”), and SBA and USDA servicing fees.

Table of Contents,
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
Comparison of the quarter ended June 30, 2023 to the comparable quarter in the prior year
For the three months ended June 30, 2023, noninterest expense totaled $51.9 million, an increase of $13.7 million, or 36.0%, compared to $38.2 million for the three months ended June 30, 2022.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2023	2022
Salaries and employee benefits	$16,309	$12,238	$4,071	33.3%
Legal and professional expenses	4,645	1,002	3,643	363.6
Data processing and software licenses	1,972	1,546	426	27.6
Occupancy	1,143	1,083	60	5.5
FDIC assessments	570	855	(285)	(33.3)
Point of sale expense	814	409	405	99.0
Excise taxes	531	564	(33)	(5.9)
Director and staff expenses	519	377	142	37.7
Marketing	115	74	41	55.4
Other	1,722	1,318	404	30.7
Noninterest expense, excluding BaaS loan and BaaS fraud expense	28,340	19,466	8,874	45.6
BaaS loan expense	22,033	12,229	9,804	80.2
BaaS fraud expense	1,537	6,474	(4,937)	(76.3)
BaaS loan and fraud expense	23,570	18,703	4,867	26.0
Total noninterest expense	$51,910	$38,169	$13,741	36.0%
Comparison of the six months ended June 30, 2023 to the comparable period in the prior year
For the six months ended June 30, 2023, noninterest expense totaled $96.6 million, an increase of $28.0 million, or 40.8%, compared to $68.6 million for the six months ended June 30, 2022.

Table of Contents,
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2023	2022
Salaries and employee benefits	$31,884	$23,323	$8,561	36.7%
Data processing and software licenses	3,812	3,050	762	25.0
Legal and professional expenses	7,707	1,710	5,997	350.7
Occupancy	2,362	2,219	143	6.4
FDIC assessments	1,165	1,459	(294)	(20.2)
Excise taxes	986	913	73	8.0
Point of sale expense	1,567	657	910	138.5
Director and staff expenses	1,145	721	424	58.8
Marketing	210	173	37	21.4
Other	2,612	2,795	(183)	(6.5)
Noninterest expense, excluding BaaS loan and BaaS fraud expense	53,450	37,020	16,430	44.4
BaaS loan expense	39,587	20,519	19,068	92.9
BaaS fraud expense	3,536	11,045	(7,509)	(68.0)
BaaS loan and fraud expense	43,123	31,564	11,559	36.6
Total noninterest expense	$96,573	$68,584	$27,989	40.8%
Summary of significant noninterest expense for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
A description of our largest noninterest expense categories are below:
Salaries and Employee Benefits. Salaries and employee benefits are one of the largest components of noninterest expense and include payroll expense, incentive compensation costs, equity compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits continue to increase primarily due to continued hiring staff for our CCBX segment and additional staff for our ongoing banking related growth initiatives. As our CCBX activities grow, we expect to continue to add employees to support these lines of business. As of June 30, 2023, we had 482 full-time equivalent employees, compared to 433 at June 30, 2022, a 11.3% increase.
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
Legal and Professional Expenses. Legal and professional costs include legal, audit and accounting expenses, consulting fees, fees for recruiting and hiring employees, and IT related security expenses. These expenses fluctuate with the consulting costs related to risk management, development of contracts for CCBX customers, audit and accounting needs, and are impacted by our reporting cycle and timing of legal and professional services. The expenses also reflect the costs associated with our infrastructure enhancement projects to improve our processing, automate processes, reduce compliance costs and enhance our data management.
Occupancy. Occupancy expenses include rent, utilities, janitorial and other maintenance expenses, property insurances and taxes. Also included is depreciation on building, leasehold, furniture, fixtures and equipment. Although our hybrid and remote workforce is increasing, which helps keep some occupancy expenses down, we do expect occupancy expenses to increase as we continue to grow.

Table of Contents,
FDIC Assessments. FDIC assessments are assessed to fund the DIF to insure and protect the depositors of insured banks and to resolve failed banks. The assessment rate is based on a number of factors and recalculated each quarter. As deposits increase, the FDIC assessment expense will generally increase. However, our rate has decreased in 2023 as a result of improvement in the ratios that determine the rate at which insured deposits are assessed, compared to the comparable prior year period. On October 18, 2022 the FDIC finalized an increase of 2 basis points in the initial base deposit insurance assessment rates schedules. The rise is intended to increase the reserve ratio of the Deposit Insurance Fund to 1.35%, the statutory requirement. The increase in the base rates will remain in place until the reserve ratio reaches or exceeds 2.0%.
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
Other. This category includes dues and memberships, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officer’s insurance, donations and miscellaneous other expenses. Provision for unfunded commitments is only included in this category for three and six months ended June 30, 2022 as the expense/credit for the three and six months ended June 30, 2023 is included in the provision/recapture for unfunded commitments.
BaaS loan and fraud expense. Included in BaaS loan and fraud expense is partner loan expense including overdraft balances and partner fraud expense. Partner loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and originating & servicing CCBX loans. Partner fraud expense represents noncredit fraud losses on loans and deposits originated through partners. Fraud losses are recorded when incurred as losses in noninterest expense, and the reimbursement from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. For more information on the accounting for BaaS loan and fraud expenses see the section titled “CCBX – BaaS Reporting Information.”
The following table presents, for the periods indicated, the BaaS loan and fraud expenses:

	Three Months Ended		Six Months Ended
(dollars in thousands; unaudited)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
BaaS loan expense	$22,033	$12,229	$39,587	$20,519
BaaS fraud expense	1,537	6,474	3,536	11,045
Total BaaS loan and fraud expense	$23,570	$18,703	$43,123	$31,564
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

Table of Contents,
corporate alternative minimum tax for certain large corporations, a 1% excise tax on stock buybacks, and several tax incentives to promote clean energy and climate initiatives. These provisions were effective beginning January 1, 2023. Based on its current analysis of the provisions, we do not expect this legislation to have a material impact on our consolidated financial statements.
Comparison of the quarter ended June 30, 2023 to the comparable quarter in the prior year
For the three months ended June 30, 2023, income tax expense totaled $3.9 million, compared to $2.9 million for the three months ended June 30, 2022. The $937,000 increase in income tax expense is the result of higher net income, combined with the addition of various state taxes that are being assessed as CCBX activities and employees expanding into other states, which has increased the overall tax rate used in calculating the provision for income taxes in the current and future periods. The effective tax rate was 23.1% for the three months ended June 30, 2023, compared to 22.4% for the three months ended June 30, 2022. The effective tax rate was higher for the three months ended June 30, 2023 due to the addition of various state taxes that are being assessed as CCBX activities and employees expand into other states.
Comparison of the six months ended June 30, 2023 to the comparable period in the prior year
For the six months ended June 30, 2023 income tax expense totaled $6.9 million, compared to $4.6 million for the six months ended June 30, 2022. The $2.3 million increase in income tax expense is the result of higher net income. Our effective tax rates for the six months ended June 30, 2023 and 2022 were 21.5% and 21.9%, respectively.
Segment Information
As defined in ASC 280, Segment Reporting, an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on an internal performance measurement accounting system, which provides line of business results. This system uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income and expense. A primary objective of this measurement system and related internal financial reporting practices are to produce consistent results that reflect the underlying financial impact of the segments on the Company and to provide a basis of support for strategic decision making. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Based on these criteria, we have identified three segments: the community bank, CCBX and treasury & administration. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has 22 partners as of June 30, 2023. The treasury & administration segment includes treasury management, overall administration and all other aspects of the Company.
The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The Company continues to evaluate its methodology on allocating items to the Company’s various segments to support strategic business decisions by the Company’s executive leadership. Income and expenses that are specific to a segment are directly posted to each segment. Additionally, certain indirect expenses are allocated to each segment utilizing various metrics, such as number of employees, utilization of space, and allocations based on loan and deposit balances. We have implemented a transfer pricing process that credits or charges the community bank and CCBX segments with intrabank interest income or expense for the difference in average loans and average deposits, with the treasury & administration segment as the offset for those entries. The accounting policies of the segments are the same as those described in “Note 1 – Description of Business and Summary of Significant Accounting Policies” in the accompanying notes to the consolidated financial statements included in the Company's most recently filed 10-K report.

Table of Contents,
The following table presents summary financial information for each segment for the periods indicated:

	June 30, 2023				December 31, 2022
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Total	Community Bank	CCBX	Treasury & Administration	Total
Assets
Cash and Due from Banks	$4,382	$7,179	$263,499	$275,060	$4,603	$12,899	$324,637	$342,139
Intrabank asset	—	304,408	(304,408)	—	—	254,096	(254,096)	—
Securities	—	—	110,730	110,730	—	—	98,353	98,353
Loans held for sale	—	35,923	—	35,923	—	—	—	—
Total loans receivable	1,713,034	1,294,519	—	3,007,553	1,614,752	1,012,504	—	2,627,256
Allowance for credit losses	(20,653)	(90,109)	—	(110,762)	(20,636)	(53,393)	—	(74,029)
All other assets	27,164	131,260	58,355	216,779	25,508	76,111	49,129	150,748
Total assets	$1,723,927	$1,683,180	$128,176	$3,535,283	$1,624,227	$1,302,217	$218,023	$3,144,467
Liabilities
Total deposits	$1,509,458	$1,653,114	$—	$3,162,572	$1,538,218	$1,279,303	$—	$2,817,521
Total borrowings	—	—	47,658	47,658	—	—	47,587	47,587
Intrabank liability	207,651	—	(207,651)	—	80,392	—	(80,392)	—
All other liabilities	6,818	30,066	15,507	52,391	5,617	22,914	7,334	35,865
Total liabilities	$1,723,927	$1,683,180	$(144,486)	$3,262,621	$1,624,227	$1,302,217	$(25,471)	$2,900,973

Table of Contents,
Community bank total assets as of June 30, 2023 increased $99.7 million, or 6.1%, to $1.72 billion, compared to $1.62 billion as of December 31, 2022. Loans receivable net of deferred fees for the community bank segment increased $98.3 million, or 6.1%, to $1.71 billion as of June 30, 2023, compared to $1.61 billion as of December 31, 2022. The increase in community bank loans receivable is the result of gross loan growth of $98.5 million, which includes $1.1 million in PPP loan forgiveness and paydowns during the six months ended June 30, 2023. Total community bank deposits decreased $28.8 million, or 1.9%, to $1.51 billion, as of June 30, 2023, compared to $1.54 billion as of December 31, 2022. The decrease in community bank deposits was a result of pricing disciplines as some customer sought higher rate products elsewhere. Our cost of deposits for the community bank was 0.98% for the three months ended June 30, 2023.
CCBX total assets as of June 30, 2023 increased $381.0 million, or 29.3%, to $1.68 billion, compared to $1.30 billion as of December 31, 2022. During the six months ended June 30, 2023, $189.8 million in CCBX loans were transferred to loans held for sale, with $153.9 million in loans sold and $35.9 million remaining in loans held for sale as of June 30, 2023; we had no loans held for sale as of December 31, 2022. Total CCBX loans receivable increased $282.0 million, or 27.9%, to $1.29 billion as of June 30, 2023, compared to $1.01 billion as of December 31, 2022. The increase in loans receivable is the result of increased activity with CCBX partners. CCBX allowance for credit losses increased to $90.1 million as of June 30, 2023, compared to $53.4 million as of December 31, 2022 as a result of increased loss rates and balances on CCBX loans which has impacted the allowance calculation. CCBX partner agreements provide for, and the Company has collected in full, credit enhancements that cover the $31.0 million and $63.2 million in net charge-offs on CCBX loans for the three and six months ended June 30, 2023. Total CCBX deposits increased $373.8 million, or 29.2%, to $1.65 billion, compared to $1.28 billion as of December 31, 2022 as a result of growth within the CCBX relationships. This does not include an additional $9.9 million in CCBX deposits that are transferred off the balance sheet as of June 30, 2023.
Treasury & administration total assets as of June 30, 2023 decreased $89.8 million, or 41.2%, to $128.2 million, compared to $218.0 million as of December 31, 2022. Total securities increased $12.4 million, or 12.6%, to $110.7 million as of June 30, 2023, compared to $98.4 million as of December 31, 2022. Total borrowings were $47.7 million as of June 30, 2023 and $47.6 million as of December 31, 2022.

Table of Contents,
The following tables present summary financial information for each segment for the periods indicated:

	Three months ended June 30, 2023				Three months ended June 30, 2022
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Total	Community Bank	CCBX	Treasury & Administration	Total
Net interest income, before intrabank transfer	$22,904	$36,620	$2,826	$62,350	$18,568	$19,926	$1,392	$39,886
Interest income (expense) intrabank transfer	(2,490)	3,487	(997)	—	303	532	(835)	—
(Recapture)/Provision for credit losses - loans	(47)	52,645	—	52,598	108	13,986	—	14,094
(Recapture)/Provision for unfunded commitments	(340)	(5)	—	(345)	—	—	—	—
Noninterest income (1)	1,613	56,718	264	58,595	1,355	24,048	89	25,492
Noninterest expense	9,592	35,196	7,122	51,910	7,721	24,527	5,921	38,169
Net income before income taxes	12,822	8,989	(5,029)	16,782	12,397	5,993	(5,275)	13,115
Income taxes	2,949	2,089	(1,162)	3,876	2,777	1,344	(1,182)	2,939
Net Income	$9,873	$6,900	$(3,867)	$12,906	$9,620	$4,649	$(4,093)	$10,176
(1)For the three months ended June 30, 2023, CCBX noninterest income includes credit enhancements of $51.0 million, fraud enhancements of $1.5 million, and BaaS program income of $3.9 million. For the three months ended June 30, 2022, CCBX noninterest income includes credit enhancements of $14.2 million, fraud enhancements of $6.5 million and BaaS program income of $3.2 million.

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Total	Community Bank	CCBX	Treasury & Administration	Total
Net interest income, before intrabank transfer	$44,582	$66,415	$5,844	$116,841	$35,773	$31,799	$1,582	$69,154
Interest income (expense) intrabank transfer	(3,569)	6,139	(2,570)	—	431	730	(1,161)	—
Provision for credit losses - loans	381	95,761	—	96,142	452	26,584	—	27,036
(Recapture)/Provision for unfunded commitments	(203)	11	—	(192)	—	—	—	—
Noninterest income(1)	2,704	104,798	400	107,902	2,912	44,389	177	47,478
Noninterest expense	18,685	63,634	14,254	96,573	15,367	42,934	10,283	68,584
Net income before income taxes	24,854	17,946	(10,580)	32,220	23,297	7,400	(9,685)	21,012
Income taxes	5,340	3,856	(2,273)	6,923	5,103	1,626	(2,123)	4,606
Net Income	$19,514	$14,090	$(8,307)	$25,297	$18,194	$5,774	$(7,562)	$16,406
(1)For the six months ended June 30, 2023, CCBX noninterest income includes credit enhancements of $93.4 million, fraud enhancements of $3.5 million and BaaS program income of $7.5 million. For the six months ended June 30, 2022, CCBX noninterest income includes credit enhancements of $27.3 million, fraud enhancements of $11.0 million and BaaS program income of $5.7 million.

Table of Contents,
Comparison of the quarter ended June 30, 2023 to the comparable quarter in the prior year
Net interest income before intrabank interest expense for the community bank was $22.9 million for the quarter ended June 30, 2023, an increase of $4.3 million, or 23.4%, compared to $18.6 million for the quarter ended June 30, 2022. The increase in net interest income is largely due to increased yield on loans resulting from loan growth and higher interest rates. As a result of the community bank having higher average loans than deposits for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022, intrabank interest expense for the community bank was $2.5 million for the quarter ended June 30, 2023, compared to intrabank interest income of $303,000 for the quarter ended June 30, 2022. There was a small recapture for credit losses - loans for the community bank of $47,000 for the quarter ended June 30, 2023, compared to a provision of $108,000 for the quarter ended June 30, 2022. Net charge-offs (recoveries) to average loans for the community bank segment have remained consistently low and were 0.00% for the quarter ended June 30, 2023 and (0.01)% for the quarter ended June 30, 2022. Noninterest income for the community bank was $1.6 million, for the quarter ended June 30, 2023, an increase of $258,000, or 19.0%, compared to $1.4 million for the quarter ended June 30, 2022 and primarily due to a $474,000 increase in loan referral fees. Noninterest expenses for the community bank increased $1.9 million, or 24.2%, to $9.6 million as of June 30, 2023, compared to $7.7 million as of June 30, 2022. The increase in noninterest expense is largely due to increased salaries and employee benefits as a result of growth, higher software licenses maintenance and subscription costs related to new reporting software that helps monitor and assess risk and to automate and create efficiencies in reporting, and other expense increases related to growth.
Net interest income for CCBX before intrabank interest income was $36.6 million for the quarter ended June 30, 2023, an increase of $16.7 million, or 83.8%, compared to $19.9 million for the quarter ended June 30, 2022. The increase in net interest income is due to loan growth and higher interest rates from active CCBX relationships. As a result of having higher average deposits than loans for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 intrabank interest income for CCBX was $3.5 million for the quarter ended June 30, 2023, compared to $532,000 for the quarter ended June 30, 2022. Provision for credit losses - loans was $52.6 million as a result of loan origination growth and as a result of increased loss rates and balances on CCBX loans which has impacted the allowance calculation for the quarter ended June 30, 2023, compared to $14.0 million for the quarter ended June 30, 2022. CCBX partner agreements provide for, and the Company has collected in full, credit enhancements that cover the $31.0 million in net charge-offs on CCBX loans for the quarter ended June 30, 2023. The $52.6 million provision on CCBX loans includes $51.0 million for partner loans with credit enhancement on them and $1.6 million on CCBX loans that the Company is responsible for. In accordance with the program agreement, the Company is responsible for credit losses on approximately 10% of a $180.5 million loan portfolio, or $18.0 million in partner loans at June 30, 2023. Noninterest income for CCBX was $56.7 million for the quarter ended June 30, 2023, an increase of $32.7 million, or 135.9%, compared to $24.0 million for the quarter ended June 30, 2022, due to an increase of $36.8 million in BaaS credit enhancements to establish a credit enhancement asset for future credit losses due from our CCBX partners, $4.9 million decrease in BaaS fraud enhancements and $729,000 in BaaS program income, which was the result of increased activity with broker dealers and digital financial service providers. Noninterest expenses for CCBX increased $10.7 million, or 43.5%, to $35.2 million as of June 30, 2023, compared to $24.5 million as of June 30, 2022. The increase in noninterest expense is largely due to growth from active CCBX relationships resulting in an increase in BaaS loan expense, BaaS fraud expense from increased CCBX loan originations and increased salaries and benefits, for the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022. For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”
Net interest income before intrabank interest expense for treasury & administration was $2.8 million for the quarter ended June 30, 2023, an increase of $1.4 million, or 103.0%, compared to $1.4 million for the quarter ended June 30, 2022, as a result of increased interest rates. Noninterest income increased $175,000, or 196.6%, to $264,000 for the quarter ended June 30, 2023, compared to $89,000 for the quarter ended June 30, 2022. Noninterest expense increased $1.2 million, or 20.3%, to $7.1 million for the quarter ended June 30, 2023, compared to $5.9 million for the quarter ended June 30, 2022, largely as a result of increased salaries and employee benefits and legal and professional fees associated with our infrastructure enhancement projects to improve processing, automate processes, reduce compliance costs, and enhance our data management as a result of growth.
Comparison of the six months ended June 30, 2023 to the comparable period in the prior year
Net interest income before intrabank interest expense for the community bank was $44.6 million for the six months ended June 30, 2023, an increase of $8.8 million, or 24.6%, compared to $35.8 million for the six months ended June 30, 2022. The increase in net interest income is largely due to increased yield on loans resulting from loan growth and higher interest rates. As a result of the community bank having higher average loans than deposits for the six months ended June 30, 2023

Table of Contents,
compared to the six months ended June 30, 2022, intrabank interest expense for the community bank was $3.6 million for the six months ended June 30, 2023, compared to intrabank interest income of $431,000 for the six months ended June 30, 2022. Provision for credit losses - loans for the community bank was $381,000 for the six months ended June 30, 2023, compared to $452,000 for the six months ended June 30, 2022. Net charge-offs to average loans for the community bank segment have remained consistently low and was 0.01% and 0.00% for the six months ended June 30, 2023, and 2022, respectively. Noninterest income for the community bank was $2.7 million for the six months ended June 30, 2023, a decrease of $208,000, or 7.1%, compared to $2.9 million for the six months ended June 30, 2022. Loan referral fees decreased $128,000 for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The recognition of loan referral fees fluctuates in response to market conditions and as a result we may recognize more or less, or may not recognize any, loan referral fees in some periods. Additionally, in the six months ended June 30, 2022, there was a no net unrealized gain on equity securities recognized compared to an unrealized gain of $194,000 in the six months ended June 30, 2023. Noninterest expenses for the community bank increased $3.3 million, or 21.6%, to $18.7 million as of June 30, 2023, compared to $15.4 million as of June 30, 2022. The increase in noninterest expense is largely due to increased salaries and employee benefits as a result of growth, higher software licenses maintenance and subscription costs related to new reporting software that helps monitor and assess risk and to automate and create efficiencies in reporting, and increased legal and professional fees associated with our infrastructure enhancement projects to improve processing, automate processes, reduce compliance costs, and enhance our data management.
Net interest income for CCBX before intrabank interest income was $66.4 million for the six months ended June 30, 2023, an increase of $34.6 million, or 108.9%, compared to $31.8 million for the six months ended June 30, 2022. The increase in net interest income is due to loan growth from active CCBX relationships. As a result of having higher average deposits than loans for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 intrabank interest income for CCBX was $6.1 million for the six months ended June 30, 2023, compared to $730,000 for the six months ended June 30, 2022. Provision for credit losses - loans was $95.8 million for the six months ended June 30, 2023, compared to $26.6 million for the six months ended June 30, 2022, as a result of loan origination growth and as a result of increased loss rates and balances on CCBX loans which has impacted the allowance calculation. Noninterest income for CCBX was $104.8 million for the six months ended June 30, 2023, an increase of $60.4 million, or 136.1%, compared to $44.4 million for the six months ended June 30, 2022, due to an increase of $66.1 million in BaaS credit enhancements related to the allowance for credit losses, $7.5 million decrease in BaaS fraud enhancements and $1.8 million increase in total BaaS program income, which was the result of increased activity with broker dealers and digital financial service providers. Noninterest expenses for CCBX increased $20.7 million, or 48.2%, to $63.6 million as of June 30, 2023, compared to $42.9 million as of June 30, 2022. The increase in noninterest expense is largely due to growth from active CCBX relationships resulting in an increase in BaaS loan expense, BaaS fraud expense and increased salaries and benefits, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Also contributing to the increase in noninterest expense is higher legal and professional fees associated with our infrastructure enhancement projects to improve processing, automate processes, reduce compliance costs, and enhance our data management. For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”
Net interest income before intrabank interest expense for treasury & administration was $5.8 million for the six months ended June 30, 2023, an increase of $4.3 million, or 269.4%, compared to $1.6 million for the six months ended June 30, 2022, as a result of increased interest rates. Noninterest income increased $223,000, or 126.0%, to $400,000 for the six months ended June 30, 2023, compared to $177,000 for the six months ended June 30, 2022. Noninterest expense increased $4.0 million, or 38.6%, to $14.3 million for the six months ended June 30, 2023, compared to $10.3 million for the six months ended June 30, 2022, largely as a result of increased salaries and employee benefits and legal and professional fees as a result of growth.
Financial Condition
Our total assets increased $390.8 million, or 12.4%, to $3.54 billion at June 30, 2023 from $3.14 billion at December 31, 2022. The increase is primarily the result of $380.3 million increase in loans receivable during the six months ended June 30, 2023.
Loans Held For Sale
During the quarter ended June 30, 2023, $88.6 million in CCBX loans were transferred to loans held for sale, with $80.0 million in loans sold. A portion of these loans were sold at par and a portion were sold with a gain on sale of $23,000. As

Table of Contents,
of June 30, 2023 $35.9 million in residential real estate secured lines of credit loans remain in loans held for sale. At December 31, 2022, there were no loans held for sale.
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
As of June 30, 2023, loans receivable totaled $3.01 billion, an increase of $380.3 million, or 14.5%, compared to December 31, 2022. Total loans receivable is net of $6.7 million in net deferred origination fees, $60,000 of which is attributed to PPP loans. The increase includes CCBX loan growth of $282.0 million, or 27.9%, and community bank loan growth of $98.5 million, or 6.1%, which includes a $1.1 million, or 23.5%, reduction in PPP loans due to forgiveness and principal paydowns.
Loans as a percentage of deposits were 96.2% as of June 30, 2023, compared to 93.2% as of December 31, 2022. We remain focused on serving our communities and markets by growing loans and funding those loans with customer deposits.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30, 2023		As of December 31, 2022
(dollars in thousands; unaudited)	Amount	Percent	Amount	Percent
Commercial and industrial loans:
PPP loans	$3,595	0.1%	$4,699	0.2%
Capital call lines	138,428	4.6	146,029	5.5
All other commercial & industrial loans	211,806	7.0	161,900	6.1
Total commercial and industrial loans:	353,829	11.7	312,628	11.8
Real estate loans:
Construction, land and land development	186,706	6.2	214,055	8.1
Residential real estate	463,179	15.4	449,157	17.1
Commercial real estate	1,164,088	38.6	1,048,752	39.8
Consumer and other loans	846,459	28.1	608,771	23.2
Gross loans receivable	3,014,261	100.0%	2,633,363	100.0%
Net deferred origination fees - PPP loans	(60)		(82)
Net deferred origination fees - all other loans	(6,648)		(6,025)
Loans receivable	$3,007,553		$2,627,256
Loan Yield (1)	10.85%		8.12%
(1)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.

Table of Contents,
The following tables detail the loans by segment which are included in the total loan portfolio table above:

Community Bank	As of
	June 30, 2023		December 31, 2022
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
PPP loans	$3,595	0.2%	$4,699	0.3%
All other commercial & industrial loans	151,483	8.8	146,982	9.1
Real estate loans:
Construction, land and land development loans	186,706	10.9	214,055	13.2
Residential real estate loans	211,966	12.3	204,581	12.6
Commercial real estate loans	1,164,088	67.7	1,048,752	64.7
Consumer and other loans:
Other consumer and other loans	1,457	0.1	1,725	0.1
Gross Community Bank loans receivable	1,719,295	100.0%	1,620,794	100.0%
Net deferred origination fees	(6,261)		(6,042)
Loans receivable	$1,713,034		$1,614,752
Loan Yield(1)	6.28%		5.32%
(1)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.

CCBX	As of
	June 30, 2023		December 31, 2022
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Capital call lines	$138,428	10.7%	$146,029	14.4%
All other commercial & industrial loans	60,323	4.7	14,918	1.5
Real estate loans:
Residential real estate loans	251,213	19.4	244,576	24.2
Consumer and other loans:
Credit cards	379,642	29.3	279,644	27.6
Other consumer and other loans	465,360	35.9	327,402	32.3
Gross CCBX loans receivable	1,294,966	100.0%	1,012,569	100.0%
Net deferred origination (fees) costs	(447)		(65)
Loans receivable	$1,294,519		$1,012,504
Loan Yield - CCBX (1)(2)	16.95%		13.85%
(1)CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and originating & servicing CCBX loans. To determine net BaaS loan income earned from CCBX loan relationships, the Company takes BaaS loan interest income and deducts BaaS loan expense to arrive at net BaaS loan income which can be compared to interest income on the Company’s community bank loans. Net BaaS loan income is a non-GAAP measure. See the reconciliation of non-GAAP measures set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” for the impact of BaaS loan expense on CCBX yield.
(2)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.
Commercial and Industrial Loans. Commercial and industrial loans increased $41.2 million, or 13.2%, to $353.8 million as of June 30, 2023, from $312.6 million as of December 31, 2022. The increase in commercial and industrial loans receivable over December 31, 2022 was due to a $49.9 million increase in other commercial and industrial loans partially offset by $1.1 million in forgiven and repaid PPP loans and a decrease of $7.6 million in capital call lines. Included in the commercial and industrial loan balance is $138.4 million and $146.0 million in capital call lines resulting from relationships with our CCBX partners as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, there were $60.3 million in CCBX other commercial loans, compared to $14.9 million at December 31, 2022.

Table of Contents,
Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory or equipment, and we generally obtain personal guarantees on these loans. Commercial and industrial loans includes $48.6 million and $45.1 million in loans to financial institutions as of June 30, 2023 and December 31, 2022, respectively.
Also included in commercial and industrial loans is $3.6 million and $4.7 million in PPP loans as of June 30, 2023, and December 31, 2022, respectively. The impact of PPP loans on the Company’s financial statements has significantly lessened as nearly all of the PPP loans have been paid off and/or forgiven.
Construction, Land and Land Development Loans. Construction, land and land development loans decreased $27.3 million, or 12.8%, to $186.7 million as of June 30, 2023, from $214.1 million as of December 31, 2022. The decrease is attributed to the completion of a few construction and development projects.
Unfunded loan commitments for construction, land and land development loans were $159.1 million at June 30, 2023, compared to $142.5 million at December 31, 2022. Although we have seen a strong commercial and residential real estate market in the Puget Sound region thus far in 2023, the economic environment is continuously changing with bank failures, inflation, higher interest rates, global unrest, the war in Ukraine, political uncertainty and trade issues that have resulted in some economic uncertainty and slowing in construction lending.
Construction, land and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing these loans are primarily located in the Puget Sound region and are comprised of both residential and commercial properties, including owner occupied properties and investor properties. As of June 30, 2023, construction, land and land development loans included $78.1 million in commercial construction loans, $42.5 million in undeveloped land loans, $35.0 million in residential construction loans and $31.1 million in other construction, land and land development loans, compared to $100.7 million in commercial construction loans, $44.6 million in undeveloped land loans, $32.9 million in residential construction loans and $35.9 million in other construction, land and land development loans as of December 31, 2022.
Residential Real Estate Loans. Our one-to-four family residential real estate loans increased $14.0 million, or 3.1%, to $463.2 million as of June 30, 2023, from $449.2 million as of December 31, 2022 due to an increase of $7.4 million in community bank loans combined with an increase of $6.6 million in CCBX loans.
As of June 30, 2023, there were $251.2 million in CCBX home equity loans included in residential real estate, compared to $244.6 million at December 31, 2022, as a result of increased activity. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card.
We have purchased residential mortgages originated through other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio, meet certain regulatory requirements and increase our interest income. We last purchased residential mortgage loans in 2018. As of June 30, 2023 and December 31, 2022, we held $9.3 million and $9.4 million, respectively, in purchased residential real estate mortgage loans. These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards.
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
Commercial Real Estate Loans. Commercial real estate loans increased $115.3 million, or 11.0%, to $1.16 billion as of June 30, 2023, from $1.05 billion as of December 31, 2022.

Table of Contents,
These increases, which occurred across the various segments of our portfolio, were due to our commitment to grow the portfolio in the Puget Sound region. We actively seek commercial real estate loans in our markets and our lenders are experienced in competing for these loans and managing these relationships.
We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, low rise office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10 to 25 year period with balloon payments due at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates. At June 30, 2023, approximately 33.2% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 38.6% of our loan portfolio at June 30, 2023 and are historically our largest source of revenue. As of June 30, 2023, we held $42.1 million in purchased commercial real estate loans, compared to $42.4 million at December 31, 2022. Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans, and remains diligent in communicating and proactively working with borrowers to help mitigate potential credit deterioration.
Consumer and Other. Consumer and other loans increased $237.7 million, or 39.0%, to $846.5 million, from $608.8 million as of December 31, 2022, as a result of growth in CCBX loans originated through our partners.
CCBX consumer loans totaled $845.0 million as of June 30, 2023, compared to $607.0 million at December 31, 2022. CCBX consumer loans include installment loans, credit cards, lines of credit and other loans. Our community bank consumer and other loans totaled $1.5 million as of June 30, 2023, compared to $1.7 million at December 31, 2022 and are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans.
Industry Exposure and Categories of Loans
We have a diversified loan portfolio, representing a wide variety of industries. Our major categories of loans are commercial real estate, consumer and other loans, residential real estate, commercial and industrial, and construction, land and land development loans. Together they represent $3.01 billion in outstanding loan balances. When combined with $2.34 billion in unused commitments the total of these categories is $5.36 billion. However, total exposure on CCBX loans is subject to portfolio and partner maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our community bank loan commitments by industry for our commercial real estate portfolio as of June 30, 2023:

Table of Contents,

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Community bank commercial real estate loans
Apartments	$305,459	$11,819	$317,278	5.9%	$3,117	98
Hotel/Motel	164,098	2,577	166,675	3.1	6,311	26
Convenience Store	107,568	2,585	110,153	2.1	1,992	54
Mixed use	89,926	2,752	92,678	1.7	1,046	86
Warehouse	89,222	2,122	91,344	1.7	1,652	54
Office	87,322	3,194	90,516	1.7	939	93
Retail	88,307	675	88,982	1.7	920	96
Mini Storage	55,774	1,792	57,566	1.1	2,935	19
Strip Mall	45,729	—	45,729	0.9	5,716	8
Manufacturing	37,297	1,800	39,097	0.7	1,130	33
Groups < 0.70% of total	93,386	4,923	98,309	1.8	1,139	82
Total	$1,164,088	$34,239	$1,198,327	22.4%	$1,794	649
As illustrated in the table below, our CCBX partners originate a large number of mostly smaller dollar loans, resulting in an average consumer loan balance of just $1,500.
The following table summarizes our loan commitments by category for our consumer and other loan portfolio as of June 30, 2023:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX consumer loans
Credit cards	$379,642	$990,447	$1,370,089	25.6%	$1.5	248,853
Installment loans	459,391	—	459,391	8.6	1.7	269,592
Lines of credit	3,704	296	4,000	0.1	0.1	25,826
Other loans	2,265	—	2,265	0.0	0.1	17,261
Community bank consumer loans
Installment loans	1,254	—	1,254	0.0	52.3	24
Lines of credit	149	585	734	0.0	3.5	43
Other loans	54	—	54	0.0	0.2	315
Total	$846,459	$991,328	$1,837,787	34.3%	$1.5	561,914
(1)Total exposure on CCBX capital call lines is subject to a portfolio maximum limit of $350.0 million. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.

Table of Contents,
The following table summarizes our loan commitments by category for our residential real estate portfolio as of June 30, 2023:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX residential real estate loans
Home equity line of credit	$251,213	$413,473	$664,686	12.4%	$23	10,976
Community bank residential real estate loans
Closed end, secured by first liens	181,507	3,597	185,104	3.4	603	301
Home equity line of credit	21,803	41,764	63,567	1.2	98	222
Closed end, second liens	8,656	1,170	9,826	0.2	321	27
Total	$463,179	$460,004	$923,183	17.2%	$40	11,526
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our loan commitments by industry for our commercial and industrial loan portfolio as of June 30, 2023:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Capital Call Lines	$138,428	$622,319	$760,747	14.2%	$876	158
Retail	60,344	6,362	66,706	1.2	22	2,718
Construction/Contractor Services	24,067	27,329	51,396	1.0	131	184
Financial Institutions	48,648	—	48,648	0.9	4,054	12
Medical / Dental / Other Care	19,046	8,610	27,656	0.5	705	27
Manufacturing	9,286	3,905	13,191	0.3	202	46
Groups < 0.30% of total	54,010	31,017	85,027	1.6	150	359
Total	$353,829	$699,542	$1,053,371	19.7%	$101	3,504
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.

Table of Contents,
The following table details our community bank loan commitments by category for our construction, land and land development loan portfolio as of June 30, 2023:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Community bank construction, land and land development loans
Commercial construction	$78,079	$127,352	$205,431	3.8%	$4,109	19
Undeveloped land loans	42,530	9,718	52,248	1.0	2,835	15
Residential construction	35,032	16,833	51,865	1.0	1,208	29
Developed land loans	18,735	400	19,135	0.4	669	28
Land development	12,330	4,774	17,104	0.3	822	15
Total	$186,706	$159,077	$345,783	6.5%	$1,761	106
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

We had $33.7 million in nonperforming assets as of June 30, 2023, compared to $33.2 million as of December 31, 2022. This includes $26.3 million in CCBX loans more than 90 days past due and still accruing interest as of June 30, 2023, compared to $26.1 million at December 31, 2022. All of our nonperforming assets were nonperforming loans as of June 30, 2023 and December 31, 2022. Our nonperforming loans to loans receivable ratio was 1.12% at June 30, 2023, compared to 1.26% at December 31, 2022. The increase in nonperforming assets was due to a $233,000 increase in CCBX partner loans that are 90 days or more past due and still accruing interest. Additionally, community bank nonaccrual loans increased $319,000 during the six months ended June 30, 2023 due to the addition of three loans partially offset by principal reductions.
Our community bank credit quality remains strong, as demonstrated by the low level of community bank charge-offs and nonperforming loan balance for the six months ended June 30, 2023. CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our

Table of Contents,
CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses, when accruing consumer loans originated through CCBX partners are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards).
The following table presents information regarding nonperforming assets at the dates indicated:

(dollars in thousands; unaudited)	As of June 30, 2023	As of December 31, 2022
Nonaccrual loans:
Commercial and industrial loans	$5	$113
Real estate loans:
Construction, land and land development	66	66
Residential real estate	186	—
Commercial real estate	7,142	6,901
Total nonaccrual loans	7,399	7,080
Accruing loans past due 90 days or more:
Commercial & industrial loans	808	404
Real estate loans:
Residential real estate loans	1,722	876
Consumer and other loans:
Credit cards	18,306	10,570
Other consumer and other loans	5,492	14,245
Total accruing loans past due 90 days or more	26,328	26,095
Total nonperforming loans	33,727	33,175
Real estate owned	—	—
Repossessed assets	—	—
Modified loans for borrowers experiencing financial difficulty	—	—
Total nonperforming assets	$33,727	$33,175
Total nonaccrual loans to loans receivable	0.25%	0.27%
Total nonperforming loans to loans receivable	1.12%	1.26%
Total nonperforming assets to total assets	0.95%	1.06%

Table of Contents,
The following tables detail nonperforming assets by segment which are included in the total nonperforming assets table above:

Community Bank	As of
(dollars in thousands; unaudited)	June 30, 2023	December 31, 2022
Nonaccrual loans:
Commercial and industrial loans	$5	$113
Real estate:
Construction, land and land development	66	66
Residential real estate	186	—
Commercial real estate	7,142	6,901
Total nonaccrual loans	7,399	7,080
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	—	—
Total nonperforming loans	7,399	7,080
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$7,399	$7,080

CCBX	As of
(dollars in thousands; unaudited)	June 30, 2023	December 31, 2022
Nonaccrual loans	$—	$—
Accruing loans past due 90 days or more:
Commercial & industrial loans	808	404
Real estate loans:
Residential real estate loans	1,722	876
Consumer and other loans:
Credit cards	18,306	10,570
Other consumer and other loans	5,492	14,245
Total accruing loans past due 90 days or more	26,328	26,095
Total nonperforming loans	26,328	26,095
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$26,328	$26,095
As of June 30, 2023, $25.2 million of the $26.3 million in nonperforming CCBX loans were covered by CCBX partner credit enhancements. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses. Under the agreement, the CCBX partner will indemnify or reimburse the Bank for its loss/charge-off on these loans.
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

Table of Contents,
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
As of June 30, 2023, the allowance for credit losses totaled $110.8 million, or 3.68% of total loans. As of December 31, 2022, the allowance for loan losses totaled $74.0 million, or 2.82% of total loans. Effective January 1, 2023 the Company implemented the CECL allowance model which calculates reserves over the life of the loan and is largely driven by portfolio characteristics, economic outlook, and other key methodology assumptions versus the incurred loss model, which is what we were previously using. As a result of implementing CECL, there was a one-time adjustment to the 2023 opening allowance balance of $3.9 million. The day one CECL adjustment for community bank loans included a reduction of $310,000 to the community bank allowance driven by the reversal of the unallocated balance and a reduction of $340,000 related to the community bank unfunded commitment reserve also driven by the reversal of the unallocated balance. This was offset by an increase to the CCBX allowance for $4.2 million. With the mirror image approach accounting related to the contingent credit enhancement asset for CCBX partner loans, there was a CECL day one increase to the indemnification asset in the amount of $4.5 million. Net, the day one impact to retained earnings for the Bank’s transition to CECL was an increase of $954,000, excluding the impact of income taxes.
The increase in the Company’s allowance for credit losses for the quarter ended June 30, 2023 compared to December 31, 2022, is largely related to the provision for CCBX partner loans. During the six months ended June 30, 2023, a $95.8 million provision for credit losses - loans was recorded for CCBX partner loans based on management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a provision for credit losses - loans of $381,000 was needed for the six months ended June 30, 2023. The economic environment is continuously changing with the bank failures, inflation, higher interest rates, global unrest, the war in Ukraine, political uncertainty and trade issues that have resulted in some economic uncertainty. As described above, CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses.
Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by indemnifying or reimbursing incurred losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans and reclassified negative deposit accounts. When the provision for credit losses - loans and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner's legal commitment to indemnify or reimburse losses. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner or taken from the partner's cash reserve account. Partner fraud includes noncredit fraud losses on loans and deposits originated through partners. Agreements with our CCBX partners also provide protection to the Bank from fraud by indemnifying or reimbursing incurred fraud losses. Fraud losses are recorded when incurred as losses in noninterest expense, and the enhancement received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. CCBX partners also pledge a cash reserve account at the Bank which the Bank can collect from when losses occur. That account is then replenished by the partner on a regular interval. Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by indemnifying or reimbursing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligations to replenish their cash reserve account then the Bank would be exposed to additional losses, as a result of this counterparty risk. If a CCBX partner does not replenish their cash reserve account then the Bank can declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. The Bank would write-off any remaining credit enhancement asset from the CCBX partner but would retain the full yield and any fee income on the loan portfolio going forward, and BaaS loan expense would decrease once default occurred and payments to the CCBX partner were stopped.

Table of Contents,
The following table presents, as of and for the periods indicated, net charge-off information by segment:

	Three Months Ended
	June 30, 2023			June 30, 2022
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$9	$32,290	$32,299	$3	$3,539	$3,542
Gross recoveries	—	(1,340)	(1,340)	(36)	—	(36)
Net charge-offs	$9	$30,950	$30,959	$(33)	$3,539	$3,506
Net charge-offs to average loans (1)	—%	9.78%	4.19%	(0.01)%	2.05%	0.64%
(1)Annualized calculations shown for periods presented.

	Six Months Ended
	June 30, 2023			June 30, 2022
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$59	$66,407	$66,466	$7	$6,343	$6,350
Gross recoveries	(5)	(3,200)	(3,205)	(40)	—	(40)
Net charge-offs	$54	$63,207	$63,261	$(33)	$6,343	$6,310
Net charge-offs to average loans (1)	0.01%	10.92%	4.50%	0.00%	2.38%	0.64%
(1)Annualized calculations shown for periods presented.
The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(dollars in thousands; unaudited)	2023	2022	2023	2022
Allowance at beginning of period	$89,123	$38,770	$74,029	$28,632
Impact of adopting CECL (ASC 326)	—	—	3,852	—
Provision for credit losses	52,598	14,094	96,142	27,036
Charge-offs:
Commercial and industrial loans	411	33	1,187	38
Residential real estate	945	—	1,682	—
Consumer and other	30,943	3,509	63,597	6,312
Total charge-offs	32,299	3,542	66,466	6,350
Recoveries:
Commercial and industrial loans	—	35	3	37
Consumer and other	1,340	1	3,202	3
Total recoveries	1,340	36	3,205	40
Net charge-offs	30,959	3,506	63,261	6,310
Allowance at end of period	$110,762	$49,358	$110,762	$49,358
Allowance for credit losses to nonaccrual loans	1496.99%	21367.10%	1496.99%	21367.10%
Allowance to nonperforming loans	328.41%	849.39%	328.41%	849.39%
Allowance to loans receivable	3.68%	2.11%	3.68%	2.11%
(1)Annualized calculations shown for periods presented.

Table of Contents,
The allowance for credit losses to nonaccrual loans ratio decreased as of June 30, 2023, compared to June 30, 2022 as a result of an increase of $7.2 million in nonaccrual community bank loans, combined with an increase of $61.4 million in the allowance for credit losses. The increase in the allowance for credit losses for the three and six June 30, 2023 compared to the three and six June 30, 2022, is largely related to the increase in the allowance for loans originated through our CCBX partners. CCBX partner agreements provide for, and the Company has collected in full, credit enhancements that cover the $31.0 million and $63.2 million in net charge-offs on CCBX loans for the three and six months ended June 30, 2023. At June 30, 2023, the allowance for credit losses for CCBX partner loans totaled $90.1 million, compared to $28.6 million at June 30, 2022.
The following table presents the loans receivable and allowance for credit losses by segment for the periods indicated:

	As of June 30, 2023			As of December 31, 2022
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Loans receivable	$1,713,034	$1,294,519	$3,007,553	$1,614,752	$1,012,504	$2,627,256
Allowance for credit losses	(20,653)	(90,109)	(110,762)	(20,636)	(53,393)	(74,029)
Allowance for credit losses to total loans receivable	1.21%	6.96%	3.68%	1.28%	5.27%	2.82%
Although we believe that we have established our allowance for credit losses in accordance with GAAP and that the allowance for credit losses was adequate to provide for expected losses in the portfolio at all times shown above, future provisions for credit losses will be subject to ongoing evaluations of the risks in our loan portfolio. We have not seen an increase in community bank credit losses due to COVID-19 as originally anticipated, as evidenced by the low level of charge-offs and nonperforming loans, however, the economic environment is continuously changing with the bank failures, inflation, higher interest rates, global unrest, the war in Ukraine, political uncertainty and trade issues that have resulted in some economic uncertainty. If economic conditions worsen then Washington state and Puget Sound region may experience a more severe economic downturn, and our asset quality could deteriorate, which may require material additional provisions for credit losses.
Securities
We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits or other business purposes. At June 30, 2023, 88.6% of our investment portfolio consisted of U.S. Treasury securities. The remainder of our securities portfolio was invested in municipal bonds, U.S. Agency collateralized mortgage obligations and U.S. Agency residential mortgage-backed securities. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At June 30, 2023, our loan-to-deposit ratio was 96.2% due to our significant growth in both loans and deposits. Our securities portfolio represented less than 5% of assets. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we anticipate investing excess funds to provide a higher return.
As of June 30, 2023, the amortized cost of our investment securities totaled $112.8 million, an increase of $11.5 million, or 11.4%, compared to $101.3 million as of December 31, 2022. The increase in the securities portfolio was due to the purchase of three securities for $11.6 million during the six months ended June 30, 2023. These securities were purchased for CRA purposes and placed in our held-to-maturity portfolio. The existing securities in our held-to-maturity portfolio were previously purchased for and are being held for CRA purposes.
Our investment portfolio consists of securities classified as AFS and, to a lesser amount, held-to-maturity. The carrying values of our investment securities classified as AFS are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. As of June 30, 2023, our AFS portfolio has an unrealized loss of $2.1 million, compared to an unrealized loss of $3.0 million as of December 31, 2022.

Table of Contents,
The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of June 30, 2023		As of December 31, 2022
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$99,981	$97,871	$99,967	$97,015
U.S. Agency collateralized mortgage obligations	50	47	54	51
U.S. Agency residential mortgage-backed securities	—	—	1	1
Municipal bonds	250	249	250	250
Total available-for-sale securities	100,281	98,167	100,272	97,317
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	12,563	12,159	1,036	916
Total held-to-maturity securities	12,563	12,159	1,036	916
Total investment securities	$112,844	$110,326	$101,308	$98,233
We held a $2.2 million equity interest in a financial technology company as of June 30, 2023 and December 31, 2022, which consists of common stock and preferred shares.
Additionally, we held a $350,000 equity interest in a technology company of June 30, 2023 and December 31, 2022.
We invest in investment funds that are designed to help accelerate technology adoption at banks and have invested in three separate funds. These funds are carried at fair value as reported by the funds. During the six months ended June 30, 2023, we contributed $180,000 with investment funds designed to help accelerate technology adoption at banks, and recognized net gains of $194,000, resulting in an equity interest of $830,000 at June 30, 2023. The Company has committed up to $763,000 in capital for these investment funds, however, the Company is not obligated to fund these commitments prior to a capital call.
Deposits
We offer a variety of deposit products that have a wide range of interest rates and terms, including demand, money market, savings, and time accounts as well as IntraFi network sweep deposits. Sweep deposits enable us to provide an FDIC insured deposit option to customers that have balances in excess of the FDIC insurance limit. This service trades our customers’ funds as certificates of deposit or interest bearing demand deposits in increments under the FDIC insured amount to other participating financial institutions and in exchange we receive time deposit or interest bearing demand investments from participating financial institutions in a reciprocal agreement. We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels (internet and mobile), and personalized service to attract new deposits and retain existing deposits. Additionally, we offer deposit products through our CCBX segment. CCBX deposits are generally classified as interest bearing negotiable order of withdrawal (“NOW”) and money market accounts. CCBX deposit products allow us to offer a broader range of partner specific products, which include products designed to reach specific under-served or under-banked populations served by our CCBX partners.
Total deposits as of June 30, 2023 were $3.16 billion, an increase of $345.1 million, or 12.2%, compared to $2.82 billion as of December 31, 2022. The increase in deposits was largely in core deposits, which increased $451.2 million to $3.14 billion from $2.69 billion at December 31, 2022. We define core deposits as all deposits except time deposits and brokered deposits. The $451.2 million increase in core deposits is also largely from growth in the CCBX segment, which accounted for $475.4 million of the increase, partially offset by a decrease of $24.1 million in community bank deposits. The slight decrease in community bank deposits was a result of pricing disciplines as some customer sought higher rate products elsewhere. Our cost of deposits for the community bank was 0.98% for the three months ended June 30, 2023. BaaS-brokered deposits are now classified as NOW accounts due to a change in the relationship agreement with one of our partners; these deposits increased $173.6 million to $275.2 million as of June 30, 2023. These deposits increased as a result of sweeping them back on the balance sheet. Additionally, as of June 30, 2023 we have access to $9.9 million in CCBX customer deposits that are currently being transferred from the Bank’s balance sheet to other financial institutions on a daily basis. The Bank could retain these deposits for liquidity and funding purposes if needed. If a portion of these deposits are retained, they would be classified as NOW accounts.

Table of Contents,
Included in total deposits is $1.65 billion in CCBX deposits, an increase of $373.8 million, or 29.2%, compared to $1.28 billion as of December 31, 2022. CCBX customer deposit relationships include deposits with CCBX end customers, operating and non-operating deposit accounts. The deposits from our CCBX segment are generally classified as interest bearing NOW and money market accounts.
Total noninterest bearing deposits as of June 30, 2023 were $725.6 million, a decrease of $49.4 million, or 6.4%, compared to $775.0 million as of December 31, 2022. Noninterest bearing deposits represent 22.9% and 27.5% of total deposits for June 30, 2023 and December 31, 2022, respectively.
Total interest bearing account balances, excluding time deposits, as of June 30, 2023 were $2.41 billion, an increase of $399.1 million, or 19.8%, compared to $2.01 billion as of December 31, 2022. The $399.1 million increase is the due in part to former BaaS-brokered deposits now being classified as NOW accounts in the first quarter of 2023 due to a change in the relationship agreement with one of our partners, combined with CCBX growth in interest bearing deposits and a community bank increase in interest bearing deposits of $49.0 million. Included in total deposits is $240.3 million in IntraFi network NOW and money market sweep accounts as of June 30, 2023, which provides our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.
Total time deposit balances as of June 30, 2023 were $24.8 million, a decrease of $4.6 million, or 15.7%, from $29.4 million as of December 31, 2022. The decrease is due to the strong increase in core deposits, and our focus on core deposits and letting higher rate deposits run off as they mature. We have seen competitors increase rates on time deposits, and we have not globally matched their rates in response as we focus on growing and retaining less costly core deposits.
The following table sets forth deposit balances at the dates indicated:

	As of June 30, 2023		As of December 31, 2022
(dollars in thousands; unaudited)	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
Demand, noninterest bearing	$725,592	22.9%	$775,012	27.5%
NOW and money market	2,323,164	73.5	1,804,399	64.0
Savings	88,991	2.8	107,117	3.8
Total core deposits	3,137,747	99.2	2,686,528	95.3
Brokered deposits	1	—	101,546	3.6
Time deposits less than $100,000	9,741	0.3	12,596	0.5
Time deposits $100,000 and over	15,083	0.5	16,851	0.6
Total	$3,162,572	100.0%	$2,817,521	100.0%
Cost of deposits (1)	2.72%		1.56%
(1)Cost of deposits is annualized for the three months ended for each period presented.

Table of Contents,
The following tables detail the deposits for the segments which are included in the total deposit portfolio table above:

Community Bank	As of
	June 30, 2023		December 31, 2022
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$621,012	41.1%	$694,179	45.2%
NOW and money market	778,475	51.6	709,490	46.1
Savings	85,146	5.7	105,101	6.8
Total core deposits	1,484,633	98.4	1,508,770	98.1
Brokered deposits	1	0.0	1	0.0
Time deposits less than $100,000	9,741	0.6	12,596	0.8
Time deposits $100,000 and over	15,083	1.0	16,851	1.1
Total Community Bank deposits	$1,509,458	100.0%	$1,538,218	100.0%
Cost of deposits(1)	0.98%		0.37%
(1)Cost of deposits is annualized for the three months ended for each period presented.

CCBX	As of
	June 30, 2023		December 31, 2022
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$104,580	6.3%	$80,833	6.3%
NOW and money market	1,544,689	93.5	1,094,909	85.6
Savings	3,845	0.2	2,016	0.2
Total core deposits	1,653,114	100.0	1,177,758	92.1
BaaS-brokered deposits	—	—	101,545	7.9
Total CCBX deposits	$1,653,114	100.0%	$1,279,303	100.0%
Cost of deposits (1)	4.42%		3.13%
(1)Cost of deposits is annualized for the three months ended for each period presented.
The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(dollars in thousands; unaudited)	As of June 30, 2023	As of December 31, 2022
Maturity Period:
Three months or less	$3,798	$4,067
Over three through six months	3,619	2,957
Over six through twelve months	5,374	5,892
Over twelve months	2,292	3,935
Total	$15,083	$16,851
Weighted average maturity (in years)	0.80	0.76
Average deposits for the three months ended June 30, 2023 were $3.04 billion, an increase of 15.7% compared to $2.63 billion for the three months ended June 30, 2022. The increase in average deposits was primarily due to an increase in core deposits, primarily in interest rate bearing deposits. We expect deposits to increase with continued growth in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by branch managers, treasury service personnel and lenders.
The average rate paid on total deposits was 2.72% for the three months ended June 30, 2023, compared to 0.25% for the three months ended June 30, 2022. The average rate paid on NOW and money market accounts increased 3.35% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The average rate paid on time

Table of Contents,
deposits of less than $100,000 increased 0.09% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The average rate paid on time deposits greater than $100,000 increased 0.05% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The average rate paid on savings increased 0.21% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The average rate paid on BaaS brokered deposits decreased 0.50% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The overall higher average rate paid on interest bearing accounts in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 is due to the recent interest rate increases by the FOMC. Increased Fed Funds rates along with competition are expected to continue to impact future cost of deposits and our pricing strategies.
The average rate paid on total deposits was 2.44% for the six months ended June 30, 2023, compared to 0.18% for the six months ended June 30, 2022. The average rate paid on NOW and money market accounts increased 3.14% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The average rate paid on time deposits of less than $100,000 decreased 0.03% for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The average rate paid on time deposits greater than $100,000 decreased 1.05% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, due to the recognition of additional interest expense of $130,000 during the six months ended June 30, 2022 to correct interest on CDs from a previous period. The average rate paid on savings was 0.19% for the six months ended June 30, 2023, compared to 0.03% for the six months ended June 30, 2022. The average rate paid on BaaS brokered deposits increased 3.66% compared to the six months ended June 30, 2022. The overall higher average rate paid on interest bearing accounts in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is due to the recent interest rate increases by the FOMC.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
(dollars in thousands; unaudited)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)
Demand, noninterest bearing	$717,256	0.00%	$839,562	0.00%	$746,436	0.00%	$1,078,525	0.00%
NOW and money market	2,206,791	3.74	1,579,970	0.39	2,020,946	3.44	1,250,353	0.30
Savings	93,818	0.24	104,356	0.03	98,828	0.19	104,283	0.03
BaaS-brokered deposits	1	0.00	68,876	0.50	52,367	4.08	68,848	0.42
Time deposits less than $100,000	10,517	0.34	14,462	0.25	11,174	0.27	14,652	0.30
Time deposits $100,000 and over	15,575	0.36	24,455	0.31	15,853	0.31	25,739	1.36
Total deposits	$3,043,958	2.72%	$2,631,681	0.25%	$2,945,604	2.44%	$2,542,400	0.18%
(1)Annualized calculations shown for periods presented.
The ratio of average noninterest bearing deposits to average total deposits for the three and six months ended June 30, 2023 was 23.6% and 25.3%, respectively, compared to 31.9% and 42.4%, respectively, for the three and six months ended June 30, 2022.
Uninsured Deposits
The FDIC insures our deposits up to $250,000 per depositor, per insured bank for each account ownership category. Deposits that exceed insurance limits are uninsured. At June 30, 2023, deposits totaled $3.16 billion, of which total estimated uninsured deposits were $632.1 million, or 20.0% of total deposits, compared to $835.8 million, or 29.7% of total deposits as of December 31, 2022. At June 30, 2022, deposits totaled $2.70 billion, of which total estimated uninsured deposits were $812.1 million, or 30.1% of total deposits. The Bank is using sweep deposits to provide our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.

Table of Contents,
Estimated uninsured time deposits totaled $2.6 million as of June 30, 2023. The table below shows the estimated uninsured time deposits, by account, for the maturity periods indicated:

(dollars in thousands; unaudited)	As of June 30, 2023
Maturity Period:
Three months or less	$947
Over three through six months	257
Over six through twelve months	1,287
Over twelve months	146
Total	$2,637
Borrowings
We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of June 30, 2023 and June 30, 2022, total borrowing capacity of $433.8 million and $28.9 million, respectively, was available under this arrangement. As of June 30, 2023 and 2022, Federal Reserve advances totaled zero. Additional loans were pledged during the first six months of 2023 to significantly increase the borrowing capacity of the Bank in the event of a liquidity crisis.
Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of June 30, 2023 and June 30, 2022, we had borrowing capacity of $126.0 million and $109.0 million, respectively, with the FHLB. As of June 30, 2023 and 2022, FHLB advances totaled zero.
The table below provides details on the FHLB advance borrowings for the periods indicated:

	As of and For the Three Months Ended June 30,		As of and For the Six Months Ended June 30,
(dollars in thousands; unaudited)	2023	2022	2023	2022
Maximum amount outstanding at any month-end during period:	$—	$—	$—	$24,999
Average outstanding balance during period:	$—	$—	$—	$12,154
Weighted average interest rate during period:	0.00%	0.00%	0.00%	1.13%
Balance outstanding at end of period:	$—	$—	$—	$—
Weighted average interest rate at end of period:	0.00%	0.00%	0.00%	0.00%
Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I (the “Trust”), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The debentures bear interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. The effective rate as of June 30, 2023 and December 31, 2022 was 7.65% and 6.87%, respectively. Beginning with rate adjustments that occur after June 30, 2023, the rate will be based off three-month CME Term SOFR plus 0.26%. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture, subject to Federal Reserve approval. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.

Table of Contents,
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
Liquidity and Capital Resources
Liquidity Management
Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, and operational, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity management. Deposits obtained through our CCBX segment are a significant source of liquidity for us. If a relationship with a large CCBX partner terminates, the exit of those deposits could have an adverse impact on liquidity. Partner program agreements govern the relationship and are valid for a given period of time. Prior to exiting, the partner would need to provide us adequate notice as stipulated in the agreement that they were not going to renew the program agreement and intend to move the deposits. The movement to an alternate BaaS provider is cumbersome and would be over a period of time, which would allow us the opportunity to put alternate liquidity in place; those options are more fully discussed below. As of June 30, 2023, we have 1 partner with deposits that are in excess of 10% of total deposits and represent 27% of total deposits.
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
Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available-for-sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail, commercial, and BaaS deposits, advances from the FHLB and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve discount window, draws on established federal funds lines from unaffiliated commercial banks, funds from online

Table of Contents,
rate services, brokered deposits, a one-way buy through an ICS account, and the issuance of debt or equity securities. Additionally, the Bank, as of June 30, 2023, has access to $9.9 million in CCBX customer deposits that are currently being transferred from the Bank’s balance sheet to other financial institutions on a daily basis. The Bank could retain these deposits for liquidity and funding purposes if needed. We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary and are closely monitoring liquidity in this uncertain economic environment.
The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs. During the six months ended June 30, 2023, the Company contributed $15.0 million to the Bank. The Company currently holds $6.8 million in cash for debt servicing and operating purposes. In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs.
For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs and targets a liquidity ratio of 10%. Both of these minimum liquidity levels are on-balance sheet sources. Per policy and the Bank’s liquidity contingency plan, in event of a liquidity emergency the Bank can utilize wholesale funds in an amount up to 30% of assets. Since the Bank uses only a small portion of its borrowing or wholesale funding capacity, the Bank has access to borrow funds if needed in a liquidity emergency.
Capital Adequacy
Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital levels relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank level. Because the Company’s consolidated assets exceeded $3.0 billion as of September 30, 2022, the Company is no longer eligible for the Federal Reserve’s Small Bank Holding Company Policy Statement and will be evaluated relative to the capital adequacy standards established by the Federal Reserve. Additionally, as of June 30, 2023, the Company’s consolidated assets are in excess of $3.0 billion, and as a consequence, beginning in March 2024, the Company will no longer prepare and file financial reports with the Federal Reserve as a small bank holding company.
As of June 30, 2023, and December 31, 2022, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control growth in order to remain in compliance with all regulatory capital standards applicable to us. In addition, the Company maintains an effective registration statement on Form S-3 with the Securities and Exchange Commission that would allow the Company to raise additional capital in an amount up to $115.5 million. The Company raised $34.5 million in December 2021. The Company, through a private placement, raised $25.0 million in subordinated debt in 2021 and repaid $10.0 million of subordinated debt with the proceeds and used the remainder for general corporate purposes. On November 1, 2022 the Company, through a private placement, raised $20.0 million of subordinated debt with the proceeds to be used for general corporate purposes. The Company contributed $15.0 million of the capital raised to the Bank in March 2023.

Table of Contents,
The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes(1)		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
(dollars in thousands; unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Tier 1 Leverage Capital (to average assets)
Company	$277,812	8.16%	$136,230	4.00%	N/A	N/A
Bank Only	311,723	9.16%	136,101	4.00%	170,126	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	274,312	8.36%	147,575	4.50%	N/A	N/A
Bank Only	311,723	9.52%	147,353	4.50%	212,843	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	277,812	8.47%	196,767	6.00%	N/A	N/A
Bank Only	311,723	9.52%	196,471	6.00%	261,961	8.00%
Total Capital (to risk-weighted assets)
Company	364,672	11.12%	262,356	8.00%	N/A	N/A
Bank Only	353,522	10.80%	261,961	8.00%	327,451	10.00%
December 31, 2022
Tier 1 Leverage Capital (to average assets)
Company	$249,250	7.97%	$125,141	4.00%	N/A	N/A
Bank Only	267,699	8.56%	125,025	4.00%	156,281	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	245,750	8.92%	124,027	4.50%	N/A	N/A
Bank Only	267,699	9.73%	123,822	4.50%	178,854	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	249,250	9.04%	165,370	6.00%	N/A	N/A
Bank Only	267,699	9.73%	165,096	6.00%	220,128	8.00%
Total Capital (to risk-weighted assets)
Company	329,203	11.94%	220,493	8.00%	N/A	N/A
Bank Only	302,595	11.00%	220,128	8.00%	275,160	10.00%
(1)Presents the minimum capital adequacy requirements (excluding the capital conservation buffer) that apply to the Bank and the Company.

Table of Contents,
Material Cash Requirements and Capital Resources
The following table provides the material cash requirements from known contractual and other obligations as of as of June 30, 2023:

		Payments Due by Period
(dollars in thousands; unaudited)	Total	Less than 1 Year	Over 1 year	Other (1)
Cash requirements
Time Deposits	$24,824	$20,182	$4,642	$—
Subordinated notes	45,000	—	45,000	—
Junior subordinated debentures	3,609	—	3,609	—
Deferred compensation plans	848	175	673	—
Operating leases	7,726	995	6,731	—
Non-maturity deposits	3,137,748	—	—	3,137,748
Equity investment commitment	763	763	—	—
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
As of June 30, 2023 we had $2.34 billion in commitments to extend credit, compared to $2.20 billion as of December 31, 2022. The $144.0 million increase is largely attributed to an increase of $197.8 million in consumer and other loan commitments, related to CCBX consumer loans, $150.4 million decrease in commercial and industrial capital call line commitments, $22.1 million increase in commercial construction loans and $85.3 million increase in residential real estate commitments, related to CCBX loans.

Table of Contents,
The following table presents commitments associated with outstanding commitments to extend credit, standby and commercial letters of credit and equity investment commitments as of the periods indicated:

(dollars in thousands; unaudited)	As of June 30, 2023	As of December 31, 2022
Commitments to extend credit:
Commercial and industrial loans	$77,223	$81,568
Commercial and industrial loans - capital call lines	622,319	772,732
Construction – commercial real estate loans	131,820	109,715
Construction – residential real estate loans	27,257	32,827
Residential real estate loans	460,004	374,735
Commercial real estate loans	34,239	35,024
Consumer and other loans	991,328	793,563
Total commitments to extend credit	$2,344,190	$2,200,164
Standby letters of credit	$1,299	$3,064
Equity investment commitment	$763	$988
We have portfolio limits with our each of our partners to manage loan concentration risk, liquidity risk, and counter-party partner risk. For example, as of June 30, 2023, capital call lines outstanding balance totaled $138.4 million, and while commitments totaled $622.3 million the commitments are cancelable, and are also limited to a maximum of $350.0 million by agreement with the partner.
The following table shows the CCBX maximum portfolio sizes by loan category as of June 30, 2023.

		As of June 30, 2023	As of December 31, 2022
(dollars in thousands; unaudited)	Type of Lending	Maximum Portfolio Size		Increase/(decrease)
Commercial and industrial loans:
Capital call lines	Business - Venture Capital	$350,000	$350,000	$—
All other commercial & industrial loans	Business - Small Business	309,573	65,856	243,717
Real estate loans:
Home equity lines of credit	Home Equity - Secured Credit Cards	375,000	250,000	125,000
Consumer and other loans:
Credit cards	Credit Cards - Primarily Consumer	526,520	600,770	(74,250)
Installment loans	Consumer	1,160,868	1,048,134	112,734
Other consumer and other loans	Consumer - Secured Credit Builder & Unsecured consumer	603,039	190,240	412,799
		$3,325,000	$2,505,000	$820,000
Total Existing Portfolio Size		$1,294,519	$1,012,504	$282,015
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer. As of June 30, 2023, $1.61 billion in commitments to extend credit are unconditionally cancelable, compared to $1.57 billion at December 31, 2022. The increase in unconditionally cancelable commitments is attributed to growth in CCBX loans. Commitments that are unconditionally cancelable allow us to better manage loan growth, credit concentrations and liquidity. We also limit CCBX partners to a maximum aggregate customer loan balance originated and held on our balance sheet, as shown in the table above.

Table of Contents,
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
Selected Financial Data
The following table shows the Company’s key performance ratios for the periods indicated.

	Three Months Ended					Six Months Ended
(unaudited)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	June 30, 2023	June 30, 2022

Return on average assets (1)	1.52%	1.58%	1.66%	1.45%	1.41%	1.55%	1.18%
Return on average equity (1)	19.53%	19.89%	21.86%	19.36%	18.86%	19.70%	15.57%
Yield on earnings assets (1)	10.18%	9.19%	8.47%	7.38%	5.94%	9.70%	5.28%
Yield on loans receivable (1)	10.85%	9.95%	9.33%	8.46%	7.34%	10.42%	7.10%
Cost of funds (1)	2.77%	2.19%	1.61%	0.85%	0.29%	2.49%	0.22%
Cost of deposits (1)	2.72%	2.13%	1.56%	0.82%	0.25%	2.44%	0.18%
Net interest margin (1)	7.58%	7.15%	6.96%	6.58%	5.66%	7.37%	5.08%
Noninterest expense to average assets (1)	6.11%	5.69%	5.97%	6.66%	5.29%	5.91%	4.92%
Noninterest income to average assets (1)	6.90%	6.28%	5.43%	4.48%	3.53%	6.60%	3.40%
Efficiency ratio	42.92%	43.03%	48.94%	61.12%	58.38%	42.97%	58.80%
Loans receivable to deposits (2)	96.23%	92.55%	93.25%	89.92%	88.77%	96.23%	88.77%
(1)Annualized calculations shown for periods presented.
(2)Including loans held for sale.
CCBX – BaaS Reporting Information
During the three and six months ended June 30, 2023, $51.0 million and $93.4 million, respectively was recognized in noninterest income BaaS credit enhancements related to the establishment of a credit enhancement asset for future credit losses indemnified by our strategic partners and reserve for unfunded commitments for CCBX partner loans and deposits. Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by indemnifying or reimbursing incurred losses on accounts originated through the partner. In accordance with accounting guidance, we estimate and record a provision for expected losses on these CCBX loans and deposit overdrafts. When the provision for credit losses - loans and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through the recognition of noninterest income (BaaS credit enhancements) in recognition of the CCBX partner’s indemnification obligation and legal commitment to indemnify or reimburse losses. Incurred credit losses are recorded in the allowance for credit losses, and as the credit enhancement payments are received from the CCBX

Table of Contents,
partner or taken from the partner's cash reserve account, the credit enhancement asset is relieved. Agreements with our CCBX partners also provide protection to the Bank from fraud by requiring the CCBX partners to indemnify or reimburse the Bank for incurred fraud losses. Fraud losses are recorded when incurred as losses in noninterest expense, and the recovery received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. CCBX partners also pledge cash reserves in a restricted deposit account at the Bank which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Although agreements with our CCBX partners provide for enhancements that provide protection to the Bank from credit and fraud losses by indemnifying or reimbursing incurred credit and fraud losses, if our partner is unable to fulfill its contracted obligations beyond its cash reserve account then the Bank would be exposed to additional loan and deposit losses, as a result of this counterparty risk. If a CCBX partner does not adequately replenish their cash reserve account then the Bank can declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. The Bank would write-off any remaining credit and fraud enhancement asset from the CCBX partner but would retain the full yield and loan income on the loan going forward, and BaaS loan expense would decrease once default occurred and payments to the CCBX partner were stopped.
For CCBX partner loans the Bank records contractual interest earned from the borrower on loans in interest income, adjusted for origination costs which are paid or payable to the CCBX partner. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and originating & servicing CCBX loans. To determine net BaaS loan income earned from CCBX loan relationships, the Bank takes BaaS loan interest income and deducts BaaS loan expense to arrive at net BaaS loan income which can then be compared to interest income on the Company’s community bank loans.
The following table illustrates how CCBX partner loan income and expenses are recorded in the financial statements:

Loan income and related loan expense	Three Months Ended		Six Months Ended
(dollars in thousands; unaudited)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
BaaS loan interest income	$53,632	$21,281	$95,851	$33,273
Less: BaaS loan expense	22,033	12,229	39,587	20,519
Net BaaS loan income (1)	31,599	9,052	56,264	12,754
Net BaaS loan income divided by average BaaS loans (1)	9.98%	5.25%	9.72%	4.78%
Yield on loans (2)	16.95%	12.35%	16.56%	12.48%
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2)Annualized calculations shown for periods presented.
The increased activity of CCBX partners has resulted in increases in direct fees, expenses and interest for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. The following tables are a summary of the direct fees, expenses and interest components of BaaS for the periods indicated and are not inclusive of all income and expense related to BaaS.

Interest income	Three Months Ended		Six Months Ended
(dollars in thousands; unaudited)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Loan interest income	$53,632	$21,281	$95,851	$33,273
Total BaaS interest income	$53,632	$21,281	$95,851	$33,273

Interest expense	Three Months Ended		Six Months Ended
(dollars in thousands; unaudited)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
BaaS interest expense	$17,012	$1,356	$29,436	$1,474
Total BaaS interest expense	$17,012	$1,356	$29,436	$1,474

Table of Contents,

	Three Months Ended		Six Months Ended
(dollars in thousands; unaudited)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
BaaS program income:
Servicing and other BaaS fees	$895	$1,159	$1,843	$2,328
Transaction fees	1,052	814	1,969	1,307
Interchange fees	975	628	1,764	1,060
Reimbursement of expenses	1,026	618	1,947	990
BaaS program income	3,948	3,219	7,523	5,685
BaaS indemnification income:
BaaS credit enhancements	51,027	14,207	93,389	27,282
BaaS fraud enhancements	1,537	6,474	3,536	11,045
BaaS indemnification income	52,564	20,681	96,925	38,327
Total BaaS income	$56,512	$23,900	$104,448	$44,012

	Three Months Ended		Six Months Ended
(dollars in thousands; unaudited)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
BaaS loan and fraud expense:
BaaS loan expense	$22,033	$12,229	$39,587	$20,519
BaaS fraud expense	1,537	6,474	3,536	11,045
Total BaaS loan and fraud expense	$23,570	$18,703	$43,123	$31,564
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

Table of Contents,
Reconciliations of the GAAP and non-GAAP measures are presented in the following table.

	As of and for the Three Months Ended		As of and for the Six Months Ended
(dollars in thousands; unaudited)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net BaaS loan income divided by average CCBX loans:
CCBX loan yield (GAAP)(1)	16.95%	12.35%	16.56%	12.48%
Total average CCBX loans receivable	$1,269,406	$691,294	$1,167,366	$537,577
Interest and earned fee income on CCBX loans (GAAP)	53,632	21,281	95,851	33,273
BaaS loan expense	(22,033)	(12,229)	(39,587)	(20,519)
Net BaaS loan income	$31,599	$9,052	$56,264	$12,754
Net BaaS loan income divided by average CCBX loans (1)	9.98%	5.25%	9.72%	4.78%
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
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decrease in current fair market values. Our objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. The FOMC raised interest rates 0.25% in mid-March 2022, 1.25% in the second quarter of 2022, 1.50% in the third quarter of 2022, 1.25% in the fourth quarter of 2022, 0.50% in the first quarter 2023, and 0.25% in the second quarter 2023 and 0.25% so far in the third quarter of 2023, with a potential for further increases expected in the future. The impact of this and any future increases will impact financial results.
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
The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

(unaudited)
Change in Market Interest Rates	Twelve Month Projection As of June 30, 2023	Twelve Month Projection As of December 31, 2022
Static Balance Sheet and Rate Shifts
+400 basis points	10.6%	15.2%
+300 basis points	8.0%	11.4%
+200 basis points	5.3%	7.6%
+100 basis points	2.7%	3.8%
-100 basis points	(2.9)%	(4.1)%
-200 basis points	(6.0)%	(8.5)%
-300 basis points	(9.4)%	(13.0)%
-400 basis points	(13.0)%	(18.8)%

Dynamic Balance Sheet and Rate Shifts
+400 basis points	13.3%	17.6%
+300 basis points	9.9%	13.2%
+200 basis points	6.6%	8.8%
+100 basis points	3.3%	4.4%
-100 basis points	(3.5)%	(4.6)%
-200 basis points	(7.2)%	(9.5)%
-300 basis points	(10.9)%	(14.5)%
-400 basis points	(14.6)%	(20.8)%
The results illustrate that the Company is asset sensitive and generally performs better in an increasing interest rate environment. As the Company’s composition has shifted overtime due to the growth of the CCBX segment to more variable/adjustable in nature, our interest rate risk profile has migrated, slightly reducing our exposure to interest rate risk from declining rates. For the community bank, the drivers are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, offering rates on our community bank deposits change more slowly than changes in short-term market rates. For the CCBX segment, the offering rates on the loan portfolio are modeled using partner contractual net yields which adjust with market shifts. For this CCBX portfolio, the offering rates on both the loans and the deposits nearly fully reprice with changes in market rates. The assumptions incorporated into the simulation model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact that fluctuations in market interest rates have on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions, the shape of the interest yield curve, and the application and timing of various assumptions and strategies.
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

Table of Contents,
processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting occurred during the six months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents,
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.
Item 1A. Risk Factors
For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which are incorporated by reference herein. As of June 30, 2023, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2023.
The Company did not repurchase any of its equity securities during the six months ended June 30, 2023 and does not have any authorized share repurchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter months ended June 30, 2023, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

Table of Contents,
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	August 7, 2023	By:	/s/ Eric M. Sprink
Eric M. Sprink
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 7, 2023	By:	/s/ Joel G. Edwards
Joel G. Edwards
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)