Form 10-Q
period 2023-09-30
COASTAL FINANCIAL CORP
filed 2023-11-08
CIK 1437958

Table of Contents,

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2023, there were 13,302,449 shares of the issuer’s common stock outstanding.

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
Factors that may affect our results are disclosed in “Item 1A. Risk Factors” in Part II of this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”). Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the difficult market conditions and unfavorable economic conditions and uncertainties in the markets in which we operate and in which our loans are concentrated, including declines in housing markets as a result of global macroeconomic and geopolitical events, an increase in unemployment levels and slowdowns in economic growth; our expected future financial results; our ability to successfully execute on our strategy for our CCBX segment, CCBX partnerships and our efforts to optimize and strengthen our CCBX balance sheet; the overall health of the local and national real estate market; the impacts related to or resulting from recent bank failures and other economic and industry volatility, including potential increased regulatory requirements and costs and potential impacts to macroeconomic conditions; the credit risk associated with our loan portfolio, such as possible additional credit losses and impairment of collectability of loans as a result of the coronavirus, and variants thereof ("COVID-19") pandemic and policies and programs implemented by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), including its automatic loan forbearance provisions and the effects on our loan portfolio from our Paycheck Protection Program (“PPP”) lending activities, specifically with our commercial real estate loans; our level of nonperforming assets and the costs associated with resolving problem loans; business and economic conditions generally and in the financial services industry, nationally and within our market area, particularly in the markets in which we operate and in which our loans are concentrated; our ability to maintain an adequate level of allowance for credit losses; our ability to successfully manage liquidity risk; our ability to implement our growth strategy and manage costs effectively; the composition of our senior leadership team and our ability to attract and retain key personnel; our ability to raise additional capital to implement our business plan; changes in market interest rates and impacts of such changes on our profits and business; the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; interruptions involving our information technology and telecommunications systems or third-party servicers; our ability to maintain our reputation; increased competition in the financial services industry; regulatory guidance on commercial lending concentrations; our relationship with broker-dealers and digital financial service providers; the effectiveness of our risk management framework; the costs and obligations associated with being a publicly traded company; the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject; the extensive regulatory framework that applies to us; the impact of recent and future legislative and regulatory changes and economic stimulus programs; and other changes in banking, securities and tax laws and regulations, and their application by our regulators; the impact on our operations due to epidemic illnesses, natural or man-made disasters, such as wildfires, the effects of regional or national civil unrest, and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions; the impact of benchmark interest rate reform in the U.S. and implementation of alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”), to the London Interbank Offered Rate (“LIBOR”); fluctuations in the value of the securities held in our securities portfolio; governmental monetary and fiscal policies; material weaknesses in our internal control over financial reporting; and our success at managing the risks involved in the foregoing items.
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

Table of Contents,
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands)

ASSETS
	September 30, 2023	December 31, 2022
Cash and due from banks	$29,984	$32,722
Interest earning deposits with other banks (restricted cash of $0 at September 30, 2023 and December 31, 2022)	444,962	309,417
Investment securities, available for sale, at fair value	98,939	97,317
Investment securities, held to maturity, at amortized cost	42,550	1,036
Other investments	11,898	10,555
Loans receivable	2,967,035	2,627,256
Allowance for credit losses	(101,085)	(74,029)
Total loans receivable, net	2,865,950	2,553,227
CCBX credit enhancement asset	91,867	53,377
CCBX receivable	10,623	10,416
Premises and equipment, net	20,543	18,213
Operating lease right-of-use assets	6,126	5,018
Accrued interest receivable	23,428	17,815
Bank-owned life insurance, net	12,970	12,667
Deferred tax asset, net	4,404	18,458
Other assets	14,021	4,229
Total assets	$3,678,265	$3,144,467

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$3,289,700	$2,817,521
Subordinated debt, net
Principal amount $45,000 (less unamortized debt issuance costs of $894 and $1,001) at September 30, 2023 and December 31, 2022, respectively	44,106	43,999
Junior subordinated debentures, net
Principal amount $3,609 (less unamortized debt issuance costs of $20 at September 30, 2023 and December 31, 2022)	3,589	3,588
Deferred compensation	513	616
Accrued interest payable	1,056	684
Operating lease liabilities	6,321	5,234
CCBX payable	38,229	20,419
Other liabilities	10,301	8,912
Total liabilities	3,393,815	2,900,973
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at September 30, 2023 and December 31, 2022; issued and outstanding: zero shares at September 30, 2023 and December 31, 2022	—	—
Common stock, no par value:
Authorized: 300,000,000 shares at September 30, 2023 and December 31, 2022; 13,302,449 shares at September 30, 2023 issued and outstanding and 13,161,147 shares at December 31, 2022 issued and outstanding	129,244	125,830
Retained earnings	156,299	119,998
Accumulated other comprehensive loss, net of tax	(1,093)	(2,334)
Total shareholders’ equity	284,450	243,494
Total liabilities and shareholders’ equity	$3,678,265	$3,144,467
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents,

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$83,652	$52,328	$230,282	$122,126
Interest on interest earning deposits with other banks	3,884	2,273	9,659	3,631
Interest on investment securities	766	554	1,972	1,188
Dividends on other investments	29	24	215	195
Total interest income	88,331	55,179	242,128	127,140
INTEREST EXPENSE
Interest on deposits	25,451	5,717	61,084	7,943
Interest on borrowed funds	651	273	1,974	854
Total interest expense	26,102	5,990	63,058	8,797
Net interest income	62,229	49,189	179,070	118,343
PROVISION FOR CREDIT LOSSES - LOANS	27,157	18,428	123,299	45,464
PROVISION (RECAPTURE) FOR UNFUNDED COMMITMENTS	96	—	(96)	—
Net interest income after provision for credit losses - loans and unfunded commitments	34,976	30,761	55,867	72,879
NONINTEREST INCOME
Deposit service charges and fees	998	986	2,897	2,858
Loan referral fees	1	—	683	810
Gain on sales of loans, net	107	—	253	—
Unrealized (loss) gain on equity securities, net	5	(133)	199	(135)
Other income	291	260	824	1,046
Noninterest income, excluding BaaS program income and BaaS indemnification income	1,402	1,113	4,856	4,579
Servicing and other BaaS fees	997	1,079	2,840	3,407
Transaction fees	1,036	940	3,005	2,247
Interchange fees	1,216	738	2,980	1,798
Reimbursement of expenses	1,152	885	3,099	1,875
BaaS program income	4,401	3,642	11,924	9,327
BaaS credit enhancements	25,926	17,928	119,315	45,210
BaaS fraud enhancements	2,850	11,708	6,386	22,753
BaaS indemnification income	28,776	29,636	125,701	67,963
Total noninterest income	34,579	34,391	142,481	81,869
NONINTEREST EXPENSE
Salaries and employee benefits	18,087	14,506	49,971	37,829
Occupancy	1,224	1,147	3,586	3,366
Data processing and software licenses	2,366	1,670	6,178	4,719
Legal and professional expenses	4,447	2,251	12,154	3,961
Point of sale expense	1,068	742	2,635	1,399
Excise taxes	541	588	1,527	1,501
Federal Deposit Insurance Corporation ("FDIC") assessments	694	850	1,859	2,309
Director and staff expenses	529	475	1,674	1,196
Marketing	169	69	379	242
Other expense	1,523	1,522	4,135	4,318
Noninterest expense, excluding BaaS loan and BaaS fraud expense	30,648	23,820	84,098	60,840
BaaS loan expense	23,003	15,560	62,590	36,079
BaaS fraud expense	2,850	11,707	6,386	22,752
BaaS loan and fraud expense	25,853	27,267	68,976	58,831
Total noninterest expense	56,501	51,087	153,074	119,671

Table of Contents,

Income before provision for income taxes	13,054	14,065	45,274	35,077
PROVISION FOR INCOME TAXES	2,784	2,964	9,707	7,570
NET INCOME	$10,270	$11,101	$35,567	$27,507
Basic earnings per common share	$0.77	$0.86	$2.68	$2.13
Diluted earnings per common share	$0.75	$0.82	$2.61	$2.04
Weighted average number of common shares outstanding:
Basic	13,285,974	12,938,200	13,253,184	12,921,814
Diluted	13,675,833	13,536,823	13,627,939	13,484,950
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents,

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET INCOME	$10,270	$11,101	$35,567	$27,507
OTHER COMPREHENSIVE INCOME (LOSS), before tax
Securities available-for-sale
Unrealized holding income (loss) during the period	766	(946)	1,607	(2,652)
Income tax (expense) benefit related to unrealized holding gain/loss	(177)	199	(366)	557
OTHER COMPREHENSIVE INCOME (LOSS), net of tax	589	(747)	1,241	(2,095)
COMPREHENSIVE INCOME	$10,859	$10,354	$36,808	$25,412
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents,

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands)

	Shares of Common Stock	Amount of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, June 30, 2022	12,948,623	$123,226	$95,779	$(1,344)	$217,661
Net income	—	—	11,101	—	11,101
Issuance of restricted stock awards	—	—	—	—	—
Vesting of restricted stock units	500	—	—	—	—
Exercise of stock options	5,450	34	—	—	34
Stock-based compensation	—	684	—	—	684
Other comprehensive loss, net of tax	—	—	—	(747)	(747)
BALANCE, September 30, 2022	12,954,573	$123,944	$106,880	$(2,091)	$228,733

BALANCE, December 31, 2021	12,875,315	$121,845	$79,373	$4	$201,222
Net income	—	—	27,507	—	27,507
Issuance of restricted stock awards	10,396	—	—	—	—
Vesting of restricted stock units	27,137	—	—	—	—
Exercise of stock options	41,725	311	—	—	311
Stock-based compensation	—	1,788	—	—	1,788
Other comprehensive loss, net of tax	—	—	—	(2,095)	(2,095)
BALANCE, September 30, 2022	12,954,573	$123,944	$106,880	$(2,091)	$228,733

BALANCE, June 30, 2023	13,300,809	$128,315	$146,029	$(1,682)	$272,662
Net income	—	—	10,270	—	10,270
Exercise of stock options	1,640	11	—	—	11
Stock-based compensation	—	918	—	—	918
Other comprehensive income, net of tax	—	—	—	589	589
BALANCE, September 30, 2023	13,302,449	$129,244	$156,299	$(1,093)	$284,450

BALANCE, December 31, 2022	13,161,147	$125,830	$119,998	$(2,334)	$243,494
Adjustment to retained earnings; adoption of ASU 2016- 13	—	—	734	—	734
Net income	—	—	35,567	—	35,567
Issuance of restricted stock awards	13,538	—	—	—	—
Vesting of restricted stock units	46,020	—	—	—	—
Exercise of stock options	81,744	600	—	—	600
Stock-based compensation	—	2,814	—	—	2,814
Other comprehensive income, net of tax	—	—	—	1,241	1,241
BALANCE, September 30, 2023	13,302,449	$129,244	$156,299	$(1,093)	$284,450

See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents,

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,567	$27,507
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses - loans	123,299	45,464
Depreciation and amortization	1,563	1,338
Loss on disposition of fixed assets	23	35
Increase in operating lease right-of-use assets	639	812
Increase in operating lease liabilities	(660)	(806)
Gain on sales of loans	(253)	—
Net discount accretion on investment securities	(19)	(45)
Unrealized holding (gain) loss on equity investment	(199)	135
Stock-based compensation	2,814	1,788
Increase in bank-owned life insurance value	(285)	(269)
Net change in deferred tax benefit	13,468	(6,623)
Net change in CCBX receivable	(207)	(4,879)
Net change in CCBX credit enhancement asset	(34,025)	(39,516)
Net change in CCBX payable	17,810	13,350
Net change in other assets and liabilities	(13,299)	3,733
Total adjustments	110,669	14,517
Net cash provided by operating activities	146,236	42,024
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	—	(134,912)
Purchase of investment securities held for investment	(41,649)	—
Change in other investments, net	(1,144)	(2,238)
Principal paydowns of investment securities available-for-sale	6	14
Principal paydowns of investment securities held-to-maturity	133	44
Maturities and calls of investment securities available-for-sale	—	70,000
Purchase of bank owned life insurance	(18)	(53)
Proceeds from sales of loans held for sale	475,065	84,878
Proceeds from sales of loan participations	—	10,300
Purchase of loans	(91,465)	(165,790)
Increase in loans receivable, net	(823,221)	(752,670)
Purchases of premises and equipment, net	(3,916)	(2,621)
Net cash used by investing activities	(486,209)	(893,048)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and money market, and savings	481,010	482,863
Net decrease in time deposits	(8,830)	(9,584)
Net repayment from long term FHLB borrowing	—	(24,999)
Proceeds from exercise of stock options	600	311
Net cash provided by financing activities	472,780	448,591
NET CHANGE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	132,807	(402,433)
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	342,139	813,161
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of quarter	$474,946	$410,728
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$62,686	$9,001
Income taxes paid	5,195	11,430

Table of Contents,

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$1,607	$(2,095)
Operating lease right-of-use assets	$1,747	$—
Operating lease liabilities	$(1,747)	$—
Non-cash investing and financing activities:
Transfer from loans to loans held for sale	$474,812	$128,193
Adjustment to retained earnings - adoption of ASU 2016-13, net of deferred tax	$(734)	$—
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
Financial statement presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting requirements and with instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2023. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the entire year.
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

Table of Contents,
Implementation of ASU 2016-13 - On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require increases or decreases in credit losses be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believe it is more likely than not the Company will be required to sell the security before recovery of the amortized cost basis.
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
Implementation of ASU 2022-02 - On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings ("TDR") and Vintage Disclosures. The ASU eliminated the accounting guidance for TDR loans by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. This ASU was effective upon adoption of ASU 2016-13 and was applied on a prospective basis. During the three and nine months ended September 30, 2023, the Company did not have any loans that were modified to borrowers experiencing financial difficulty.
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
Subsequent Events - The Company has evaluated events and transactions subsequent to September 30, 2023 for potential recognition or disclosure.
Reclassifications - Certain amounts reported in prior quarters' consolidated financial statements may have been reclassified to conform to the current presentation with no effect on stockholders’ equity or net income.
Note 2 - Recent accounting standards
Recent Accounting Guidance
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2024. The LIBOR ceased to be published effective June 30, 2023. Beginning with rate adjustments that occur after June 30, 2023, our trust preferred subordinated debentures transitioned to an adjusted three-month CME Term SOFR index in accordance with the Federal Reserve final rule implementing the Adjustable Interest Rate Act. We have identified the loans that utilize LIBOR and they will transition to alternative reference rates at each loans respective reprice date. We no longer offer LIBOR indexed rates on newly originated loans. ASU 2020-04 and ASU 2021-01 are not expected to have a material impact on our consolidated financial statements.

Table of Contents,
Note 3 - Investment Securities
The following table summarizes the amortized cost, fair value, and allowance for credit losses and the corresponding amounts of gross unrealized gains and losses of available-for-sale securities recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses of held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands; unaudited)
September 30, 2023
Available-for-sale
U.S. Treasury securities	$99,988	$—	$(1,344)	$98,644	$—
U.S. Agency collateralized mortgage obligations	49	—	(4)	45	—
Municipal bonds	250	—	—	250	—
Total available-for-sale securities	100,287	—	(1,348)	98,939	—
Held-to-maturity
U.S. Agency residential mortgage-backed securities	42,550	—	(1,687)	40,863	—
Total investment securities	$142,837	$—	$(3,035)	$139,802	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands; unaudited)
December 31, 2022
Available-for-sale
U.S. Treasury securities	$99,967	$—	$(2,952)	$97,015
U.S. Agency collateralized mortgage obligations	54	—	(3)	51
U.S. Agency residential mortgage-backed securities	1	—	—	1
Municipal bonds	250	—	—	250
Total available-for-sale securities	100,272	—	(2,955)	97,317
Held-to-maturity
U.S. Agency residential mortgage-backed securities	1,036	—	(120)	916
Total investment securities	$101,308	$—	$(3,075)	$98,233
Accrued interest on available-for-sale securities was $184,000 and $723,000 at September 30, 2023 and December 31, 2022, respectively, accrued interest on held-to-maturity securities was $193,000 and $3,000 at September 30, 2023 and December 31, 2022, respectively. Accrued interest on securities is excluded from the balances in the preceding table of securities receivable, and is included in accrued interest receivable on the Company's consolidated balance sheets.

Table of Contents,
The amortized cost and fair value of debt securities at September 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers or the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are shown separately, since they are not due at a single maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands; unaudited)
September 30, 2023
Amounts maturing in
One year or less	$100,238	$98,894	$—	$—
	100,238	98,894	—	—
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	49	45	42,550	40,863
	$100,287	$98,939	$42,550	$40,863
Investments in debt securities with an amortized cost of $22.0 million at September 30, 2023 and $37.8 million as of December 31, 2022, were pledged to secure public deposits and for other purposes as required or permitted by law. During the nine months ended September 30, 2023, one security matured. During the nine months ended September 30, 2023, twelve securities were purchased for $41.6 million.
There were no sales of securities during the nine months ended September 30, 2023 or 2022.
There were eighteen securities with a $3.0 million unrealized loss as of September 30, 2023. There were six securities in an unrealized loss position as of December 31, 2022. The following table shows the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands; unaudited)
September 30, 2023
Available-for-sale
U.S. Treasury securities	$—	$—	$98,644	$1,344	$98,644	$1,344
U.S. Agency collateralized mortgage obligations	—	—	45	4	45	4
Total available-for-sale securities	—	—	98,689	1,348	98,689	1,348
Held-to-maturity
U.S. Agency residential mortgage-backed securities	40,026	1,520	837	167	40,863	1,687
Total investment securities	$40,026	$1,520	$99,526	$1,515	$139,552	$3,035

Table of Contents,
Management has evaluated the above securities and does not believe that any individual unrealized loss as of September 30, 2023, will be recognized into income. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. Management believes there is a high probability of collecting all contractual amounts due, because the majority of the securities in the portfolio are backed by government agencies or government sponsored enterprises. However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one year time horizon or perhaps even until maturity. Based on management's analysis no allowance for credit losses was required on these securities.
Note 4 - Loans and Allowance for Credit Losses
During the quarter ended September 30, 2023, $285.0 million in CCBX loans were transferred to loans held for sale, with $320.9 million in loans sold. A portion of these loans were sold at par and a portion were sold with a gain on sale of $107,000. Pricing is dependent upon the agreement with the partner. The Company sells CCBX loans to manage loan portfolio size by partner and by loan category, with such limits established and documented in the relevant partner agreement. As of September 30, 2023 and December 31, 2022, there were no loans held for sale.
The Company adopted the CECL methodology for measuring credit losses as of January 1, 2023. All disclosures as of and for the three and nine months ended September 30, 2023 are presented in accordance with Topic 326. The Company did not recast comparative financial periods and has presented those disclosures under previously applicable GAAP.

Table of Contents,
The composition of the loan portfolio is as follows as of the periods indicated:

September 30,
2023
(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$158,232
Real estate loans:
Construction, land and land development loans	167,686
Residential real estate loans	225,372
Commercial real estate loans	1,237,849
Consumer and other loans:
Other consumer and other loans	2,483
Gross Community Bank loans receivable	1,791,622
CCBX
Commercial and industrial loans:
Capital call lines	$114,174
All other commercial & industrial loans	58,869
Real estate loans:
Residential real estate loans	251,775
Consumer and other loans:
Credit cards	440,993
Other consumer and other loans	316,987
Gross CCBX loans receivable	1,182,798
Total gross loans receivable	2,974,420
Net deferred origination fees and premiums	(7,385)
Loans receivable	$2,967,035

December 31,
2022
Consolidated	(dollars in thousands; unaudited)
Commercial and industrial loans	$312,628
Real estate loans:
Construction, land, and land development	214,055
Residential real estate	449,157
Commercial real estate	1,048,752
Consumer and other loans	608,771
Gross loans receivable	2,633,363
Net deferred origination fees and premiums	(6,107)
Loans receivable	$2,627,256
Accrued interest on loans, which is excluded from the balances in the preceding table of loans receivable, was $21.3 million and $17.0 million at September 30, 2023 and December 31, 2022, respectively, and was included in accrued interest receivable on the Company's consolidated balance sheets.
Included in commercial and industrial loans as of September 30, 2023 and December 31, 2022, is $114.2 million and $146.0 million, respectively in capital call lines, provided to venture capital firms through one of our BaaS clients. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our BaaS client and the underwriting is reviewed and approved by the Bank on every line/loan. Also included in commercial and

Table of Contents,
industrial loans are Paycheck Protection Program (“PPP”) loans of $3.3 million at September 30, 2023 and $4.7 million at December 31, 2022. PPP loans are 100% guaranteed by the Small Business Administration (“SBA”).
Consumer and other loans includes overdrafts of $3.3 million and $2.7 million at September 30, 2023 and December 31, 2022, respectively. Community bank overdrafts were $1.0 million and $94,000 at September 30, 2023 and December 31, 2022, respectively and CCBX overdrafts were $2.3 million and $2.6 million at September 30, 2023 and December 31, 2022.
The Company has pledged loans totaling $927.0 million and $220.1 million at September 30, 2023 and December 31, 2022, respectively, for borrowing lines at the FHLB and FRB. Additional loans were pledged during the first six months of 2023 to significantly increase the borrowing capacity of the Bank in the event of a liquidity crisis.
The balance of SBA and United States Department of Agriculture ("USDA") loans and participations sold and serviced for others totaled $9.1 million and $14.3 million at September 30, 2023 and December 31, 2022, respectively.
The gross balance of Main Street Lending Program (“MSLP”) loans including participations to others, totaled $58.0 million at September 30, 2023 and December 31, 2022, with $3.1 million in MSLP loans on the balance sheet and included in commercial and industrial loans at September 30, 2023, and December 31, 2022. Servicing is retained on the gross balance.
The Company, at times, purchases individual loans that meet its underwriting standards through the community bank at fair value as of the acquisition date. The Company held purchased loans with remaining balances that totaled $9.0 million and $9.6 million as of September 30, 2023 and December 31, 2022, respectively. Unamortized premiums on these loans totaled $156,000 and $167,000 as of September 30, 2023 and December 31, 2022, respectively, and are amortized into interest income over the life of the loans.
The Company has purchased participation loans with remaining balances totaling $61.4 million and $63.9 million as of September 30, 2023 and December 31, 2022, respectively. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan and underwritten to the Bank's credit standards.
The Company purchased loans from a CCBX partner, at par, through agreements with that CCBX partner, and those loans had a remaining balance of $57.1 million as of September 30, 2023 and $157.4 million as of December 31, 2022. As of September 30, 2023, $50.1 million is included in consumer and other loans and $7.0 million is included in commercial and industrial loans, compared to $146.1 million in consumer and other loans and $11.3 million in commercial and industrial loans as of December 31, 2022.
The following is a summary of the Company’s loan portfolio segments:
Commercial and industrial loans – Commercial and industrial loans are secured by business assets including inventory, receivables and machinery and equipment of businesses located generally in the Company’s primary market area and capital calls on venture and investment funds. Also included in commercial and industrial loans are $58.9 million in unsecured CCBX partner loans. Loan types include PPP loans, revolving lines of credit, term loans, and loans secured by liquid collateral such as cash deposits or marketable securities. Also included in commercial and industrial loans are loans to other financial institutions. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.
As of September 30, 2023, $114.2 million in outstanding CCBX capital call lines are included in commercial and industrial loans compared to $146.0 million at December 31, 2022. Capital call lines are provided to venture capital firms. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our CCBX partner and the underwriting is reviewed by the Bank on every line/loan.
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

Table of Contents,
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
As of September 30, 2023, $251.8 million in loans originated through CCBX partners are included in residential real estate loans, compared to $244.6 million at December 31, 2022. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card. Home equity lines of credit are classified as residential real estate per regulatory guidelines.
Commercial real estate (includes owner occupied and nonowner occupied) loans – Commercial real estate loans include various types of loans for which the Company holds real property as collateral. We have commercial mortgage loans totaling $360.5 million that are collateralized by owner-occupied real-estate and $519.1 million that are collateralized by non-owner-occupied real estate, as well as $347.2 million of multi-family residential loans and $11.2 million of farmland loans, as of September 30, 2023. The primary risks of commercial real estate loans include the borrower’s inability to pay, material decreases in the value of the collateralized real estate and significant increases in interest rates, which may make the real estate loan unprofitable. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.
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
As of September 30, 2023, $758.0 million in CCBX loans are included in consumer and other loans compared to $607.0 million at December 31, 2022.

Table of Contents,
Past Due and Nonaccrual Loans
The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
September 30, 2023
Community Bank
Commercial and industrial loans	$18	$—	$18	$158,214	$158,232	$—
Real estate loans:
Construction, land and land development	—	—	—	167,686	167,686	—
Residential real estate	—	—	—	225,372	225,372	—
Commercial real estate	—	7,145	7,145	1,230,704	1,237,849	—
Consumer and other loans	48	—	48	2,435	2,483	—
Total community bank	$66	$7,145	$7,211	$1,784,411	$1,791,622	$—
CCBX
Commercial and industrial loans:
Capital call lines	$—	$—	$—	$114,174	$114,174	$—
All other commercial & industrial loans	3,299	1,387	4,686	54,183	58,869	1,387
Real estate loans:
Residential real estate loans	2,655	1,462	4,117	$247,658	$251,775	1,462
Consumer and other loans:
Credit cards	23,543	24,807	48,350	$392,643	$440,993	24,807
Other consumer and other loans	30,141	8,561	38,702	278,285	316,987	8,561
Total CCBX	$59,638	$36,217	$95,855	$1,086,943	$1,182,798	$36,217
Total Consolidated	$59,704	$43,362	$103,066	$2,871,354	2,974,420	$36,217
Less net deferred origination fees and premiums					(7,385)
Loans receivable					$2,967,035

Table of Contents,

Consolidated	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
December 31, 2022
Commercial and industrial loans	$393	$486	$879	$311,749	$312,628	$404
Real estate loans:
Construction, land and land development	—	66	66	213,989	214,055	—
Residential real estate	1,016	876	1,892	447,265	449,157	876
Commercial real estate	95	6,901	6,996	1,041,756	1,048,752	—
Consumer and other loans	37,932	24,815	62,747	546,024	608,771	24,815
	$39,436	$33,144	$72,580	$2,560,783	$2,633,363	$26,095
Less net deferred origination fees and premiums					(6,107)
Loans receivable					$2,627,256
There were $36.2 million in loans past due 90 days or more and still accruing interest as of September 30, 2023, and $26.1 million as of December 31, 2022. This is attributed to loans originated through CCBX lending partners which continue to accrue interest up to 120 or 180 days past due, dependent on product type. As of September 30, 2023 and December 31, 2022, $34.7 million and $25.5 million, respectively, of loans past due 90 days or more are covered by credit enhancements provided by our CCBX partners that protect the Bank against losses.
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

Table of Contents,
An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	September 30,		December 31,
	2023		2022
	Total Nonaccrual	Nonaccrual with No ACL	Total Nonaccrual
	(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$2	$2	$113
Real estate loans:
Construction, land and land development	—	—	66
Residential real estate	176	176	—
Commercial real estate	7,145	7,145	6,901
Total nonaccrual loans	$7,323	$7,323	$7,080
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
No loans were modified for borrowers experiencing financial difficulty in the three and nine months ended September 30, 2023 and 2022.
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

Table of Contents,
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. As of September 30, 2023 and December 31, 2022, based on the most recent analysis performed, the risk category of community bank loans by year of origination is as follows:

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of September 30, 2023
Commercial and industrial loans
Risk rating
Pass	$12,798	$58,178	$16,236	$10,911	$13,843	$1,689	$40,923	$1,216	$155,794
Other Loan Especially Mentioned	—	—	—	117	—	—	2,319	—	2,436
Substandard	—	—	—	—	—	2	—	—	2
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - All other commercial and industrial loans	$12,798	$58,178	$16,236	$11,028	$13,843	$1,691	$43,242	$1,216	$158,232
Current period gross write-offs	$—	$—	$—	$—	$—	$46	$—	$—	$46

Real estate loans - Construction, land and land development loans
Risk rating
Pass	$53,348	$59,253	$42,564	$3,103	$921	$1,620	$360	$—	$161,169
Other Loan Especially Mentioned	—	—	444	—	—	—	—	—	444
Substandard	—	—	3,148	2,325	—	—	600	—	6,073
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Construction, land and land development loans	$53,348	$59,253	$46,156	$5,428	$921	$1,620	$960	$—	$167,686
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Table of Contents,

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of September 30, 2023
Real estate loans - Residential real estate loans
Risk rating
Pass	$30,510	$41,717	$39,545	$30,465	$32,170	$24,063	$23,521	$—	$221,991
Other Loan Especially Mentioned	—	1,102	2,028	33	—	42	—	—	3,205
Substandard	—	—	—	—	—	—	—	176	176
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Residential real estate loans	$30,510	$42,819	$41,573	$30,498	$32,170	$24,105	$23,521	$176	$225,372
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate loans - Commercial real estate loans
Risk rating
Pass	$195,094	$298,253	$201,342	$146,128	$127,437	$239,194	$8,403	$1,734	$1,217,585
Other Loan Especially Mentioned	—	3,273	6,045	175	508	2,115	172	—	12,288
Substandard	—	—	—	924	6,901	—	151	—	7,976
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Commercial real estate loans	$195,094	$301,526	$207,387	$147,227	$134,846	$241,309	$8,726	$1,734	$1,237,849
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Table of Contents,

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of September 30, 2023
Consumer and other loans - Other consumer and other loans
Risk rating
Pass	$1,088	$286	$7	$687	$49	$216	$150	$—	$2,483
Other Loan Especially Mentioned	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans - Other consumer and other loans	$1,088	$286	$7	$687	$49	$216	$150	$—	$2,483
Current period gross write-offs	$16	$—	$—	$—	$—	$—	$—	$—	$16

Total community bank loans receivable
Risk rating
Pass	$292,838	$457,687	$299,694	$191,294	$174,420	$266,782	$73,357	$2,950	$1,759,022
Other Loan Especially Mentioned	—	4,375	8,517	325	508	2,157	2,491	—	18,373
Substandard	—	—	3,148	3,249	6,901	2	751	176	14,227
Doubtful	—	—	—	—	—	—	—	—	—
Total community bank loans	$292,838	$462,062	$311,359	$194,868	$181,829	$268,941	$76,599	$3,126	$1,791,622
Current period gross write-offs	$16	$—	$—	$—	$—	$46	$—	$—	$62

Table of Contents,
The Company considers the performance of the CCBX loan portfolio and its impact on the allowance for credit losses. For CCBX loans, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the loans in CCBX based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of September 30, 2023
Commercial and industrial loans - Capital call lines
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$114,174	$—	$114,174
Nonperforming	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - Capital call lines	$—	$—	$—	$—	$—	$—	$114,174	$—	$114,174
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans - All other commercial and industrial loans
Payment performance
Performing	$47,770	$7,542	$14	$29	$—	$—	$2,127	$—	$57,482
Nonperforming	629	393	—	—	—	—	365	—	1,387
Total commercial and industrial loans - All other commercial and industrial loans	$48,399	$7,935	$14	$29	$—	$—	$2,492	$—	$58,869
Current period gross write-offs	$1,377	$2,012	$12	$—	$—	$—	$68	$—	$3,469

Real estate loans - Residential real estate loans
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$185,484	$64,829	$250,313
Nonperforming	—	—	—	—	—	—	1,462	—	1,462
Total real estate loans - Residential real estate loans	$—	$—	$—	$—	$—	$—	$186,946	$64,829	$251,775
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$3,158	$—	$3,158

Table of Contents,

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of September 30, 2023
Consumer and other loans - Credit cards
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$416,108	$78	$416,186
Nonperforming	—	—	—	—	—	—	24,807	—	24,807
Total consumer and other loans - Credit cards	$—	$—	$—	$—	$—	$—	$440,915	$78	$440,993
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$38,987	$—	$38,987

Consumer and other loans - Other consumer and other loans
Payment performance
Performing	$215,136	$64,148	$8,753	$106	$516	$368	$19,399	$—	$308,426
Nonperforming	2,687	3,405	788	10	28	8	1,635	—	8,561
Total consumer and other loans - Other consumer and other loans	$217,823	$67,553	$9,541	$116	$544	$376	$21,034	$—	$316,987
Current period gross write-offs	$8,232	$35,329	$9,702	$74	$273	$198	$4,861	$—	$58,669

Total CCBX loans receivable
Payment performance
Performing	$262,906	$71,690	$8,767	$135	$516	$368	$737,292	$64,907	$1,146,581
Nonperforming	3,316	3,798	788	10	28	8	28,269	—	36,217
Total CCBX loans	$266,222	$75,488	$9,555	$145	$544	$376	$765,561	$64,907	$1,182,798
Current period gross write-offs	$9,609	$37,341	$9,714	$74	$273	$198	$47,074	$—	$104,283

Table of Contents,
Loans by credit quality risk rating are as follows as of the periods indicated:

Consolidated	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands; unaudited)
December 31, 2022
Commercial and industrial loans	$304,840	$7,219	$569	$—	$312,628
Real estate loans:
Construction, land, and land development	206,304	7,685	66	—	214,055
Residential real estate	448,185	96	876	—	449,157
Commercial real estate	1,030,650	11,201	6,901	—	1,048,752
Consumer and other loans	583,956	—	24,815	—	608,771
	$2,573,935	$26,201	$33,227	$—	2,633,363
Less net deferred origination fees					(6,107)
Loans receivable					$2,627,256
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
CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by reimbursing most losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans and reclassified negative deposit accounts. When the provision for CCBX credit losses and provision for unfunded commitments are recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements). Expected losses are recorded in the allowance for credit losses. The credit enhancement asset is reduced when credit enhancement payments are received from the CCBX partner or taken from the partner's cash reserve account. CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by reimbursing the Bank for the losses. If the partner is unable to fulfill their contracted obligations then the Bank could be exposed to the loss of the reimbursement and credit enhancement income. In accordance with the program agreement for one CCBX partner, the Company is responsible for credit losses on approximately 10% of a $231.9 million loan portfolio that are without credit enhancement reimbursements. At September 30, 2023, 10% of this portfolio represented $23.2 million in loans. The partner is responsible for reimbursing credit losses on approximately 90% of this portfolio and for fraud losses on 100% of this portfolio. The Company earns 100% of the interest income on the aforementioned $23.2 million of loans.

Table of Contents,
The following tables summarize the allocation of the ACL, as well as the activity in the ACL attributed to various segments in the loan portfolio, as of and for the three and nine months ended September 30, 2023 and the allocation and activity of the loans and allowance for loan losses ("ALLL ") attributed to the various segments in the loan portfolio for the three and nine months ended September 30, 2022:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands; unaudited)
Three Months Ended September 30, 2023
ACL balance, June 30, 2023	$9,551	$6,539	$8,849	$6,952	$78,871	$—	$110,762
Provision for credit losses or (recapture)	2,771	132	3,517	456	20,281	—	27,157
	12,322	6,671	12,366	7,408	99,152	—	137,919
Loans charged-off	(2,328)	—	(1,476)	—	(34,075)	—	(37,879)
Recoveries of loans previously charged-off	1	—	2	—	1,042	—	1,045
Net charge-offs	(2,327)	—	(1,474)	—	(33,033)	—	(36,834)
ACL balance, September 30, 2023	$9,995	$6,671	$10,892	$7,408	$66,119	$—	$101,085

Nine Months Ended September 30, 2023
ALLL balance, December 31, 2022	$4,831	$7,425	$4,142	$5,470	$50,996	$1,165	$74,029
Impact of adopting CECL (ASC 326)	1,428	(1,589)	1,623	1,240	2,315	(1,165)	$3,852
Provision for credit losses or (recapture)	7,247	835	8,283	698	106,236		123,299
	13,506	6,671	14,048	7,408	159,547	—	201,180
Loans charged-off	(3,515)	—	(3,158)	—	(97,672)	—	(104,345)
Recoveries of loans previously charged-off	4	—	2	—	4,244	—	4,250
Net charge-offs	(3,511)	—	(3,156)	—	(93,428)	—	(100,095)
ACL balance, September 30, 2023	$9,995	$6,671	$10,892	$7,408	$66,119	$—	$101,085

Three Months Ended September 30, 2022
ALLL balance, June 30, 2022	$4,066	$7,999	$7,171	$4,740	$23,810	$1,572	$49,358
Provision for loan losses or (recapture)	298	(145)	2,260	(215)	16,402	(172)	18,428
	4,364	7,854	9,431	4,525	40,212	1,400	67,786
Loans charged-off	(360)	—	(105)	—	(8,048)	—	(8,513)
Recoveries of loans previously charged-off	2	—	—	—	7	—	9
Net (charge-offs) recoveries	(358)	—	(105)	—	(8,041)	—	(8,504)
Balance, September 30, 2022	$4,006	$7,854	$9,326	$4,525	$32,171	$1,400	$59,282

Nine Months Ended September 30, 2022
ALLL Balance, December 31, 2021	$3,221	$6,984	$4,598	$6,590	$7,092	$147	$28,632
Provision for credit losses or (recapture)	1,144	870	4,833	(2,065)	39,429	1,253	45,464
	4,365	7,854	9,431	4,525	46,521	1,400	74,096
Loans charged-off	(398)	—	(105)	—	(14,360)	—	(14,863)
Recoveries of loans previously charged-off	39	—	—	—	10	—	49
Net charge-offs	(359)	—	(105)	—	(14,350)	—	(14,814)
ALLL Balance, September 30, 2022	$4,006	$7,854	$9,326	$4,525	$32,171	$1,400	$59,282

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
The following table presents the collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	Real Estate	Business Assets	Total	ACL
	(dollars in thousands; unaudited)
September 30, 2023
Commercial and industrial loans	$—	$2	$2	$—
Real estate loans:
Construction, land and land development	—	—	—	—
Residential real estate	176	—	176	—
Commercial real estate	7,145	—	7,145	—
Total	$7,321	$2	$7,323	$—

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

Table of Contents,
The following tables summarize the Company’s average recorded investment and interest income recognized on impaired loans by loan class for the period indicated:

	Three Months Ended		Six Months Ended
	September 30, 2022		September 30, 2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands; unaudited)
Commercial and industrial loans	$103	$—	$125	$—
Real estate loans:
Construction, land and land development	67	—	33	—
Residential real estate	26	—	41	—
Commercial real estate	38	—	19	—
Total	$234	$—	$218	$—
Note 5 - Deposits
The composition of consolidated deposits consisted of the following at the periods indicated:

	September 30, 2023	December 31, 2022
	(dollars in thousands; unaudited)
Demand, noninterest bearing	$651,786	$775,012
NOW and money market	2,532,668	1,804,399
Savings	84,628	107,117
Total core deposits	3,269,082	2,686,528
Brokered deposits	1	101,546
Time deposits less than $250,000	15,678	21,942
Time deposits $250,000 and over	4,939	7,505
Total deposits	$3,289,700	$2,817,521
The following table presents the maturity distribution of time deposits as of September 30, 2023:

(dollars in thousands; unaudited)	As of September 30, 2023
Twelve months	$16,351
One to two years	2,254
Two to three years	1,142
Three to four years	172
Four to five years	698
Thereafter	—
$20,617
Included in total deposits is $296.4 million in IntraFi network reciprocal NOW and money market sweep accounts as of September 30, 2023, which provides our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.
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
The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating lease liabilities. The weighted average discount rate as of September 30, 2023 was 3.98%.
The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantees.
Operating leases with terms of 12 months or less are not included in ROU assets and operating lease liabilities recorded in the Company’s consolidated balance sheet. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis. At September 30, 2023, lease expiration dates ranged from 5 months to 21.4 years, with additional renewal options on certain leases typically ranging from 5 to 10 years. At September 30, 2023, the weighted average remaining lease term inclusive of renewal options that the Company is reasonably certain to renew for the Company’s operating leases was 9.2 years.
Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $292,000 and $933,000, respectively, for the three and nine months ended September 30, 2023, and $351,000 and $1.0 million respectively, for the three and nine months ended September 30, 2022. Variable lease components, such as inflation adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.
The following table presents the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew, at September 30, 2023:

(dollars in thousands; unaudited)	September 30, 2023

October 1 to December 31, 2023	$257
2024	1,016
2025	974
2026	977
2027	913
2028 and thereafter	3,456
Total lease payments	7,593
Less: amounts representing interest	1,272
Present value of lease liabilities	$6,321
The following table presents the components of total lease expense and operating cash flows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(dollars in thousands; unaudited)
Lease expense:
Operating lease expense	$251	$320	$819	$961
Variable lease expense	69	52	173	137
Total lease expense (1)	$320	$372	$992	$1,098
Cash paid:
Cash paid reducing operating lease liabilities	$320	$371	$1,013	$1,090
(1)Included in net occupancy expense in the Condensed Consolidated Statements of Income (unaudited).

Table of Contents,
Note 7 - Stock-Based Compensation
Stock Options and Restricted Stock
The 2018 Coastal Financial Corporation Omnibus Plan (the "2018 Plan") authorizes the Company to grant awards, including but not limited to, stock options, restricted stock units, and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. On May 24, 2021, the Company’s shareholders approved the First Amendment to the 2018 Plan, which increased the authorized plan shares by 600,000. The 2018 Plan replaced the 2006 Plan for new awards. Existing awards will vest under the terms granted and no further awards will be granted under these prior plans. Shares available to be granted under the 2018 plan were 427,419 at September 30, 2023.
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
There were no new stock options granted in the nine months ended September 30, 2023 and 2022.
A summary of stock option activity under the 2018 Plan and 2006 Plan during the nine months ended September 30, 2023:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts; unaudited)
Outstanding at December 31, 2022	438,103	$8.79	4.1	$16,968
Granted	—	—
Exercised	(81,744)	7.34		$2,396
Expired	—	—
Forfeited	—	—
Outstanding at September 30, 2023	356,359	$9.12	3.7	$12,040
Vested or expected to vest at September 30, 2023	356,359	$9.12	3.7	$12,040
Exercisable at September 30, 2023	177,510	$8.65	3.4	$6,082
The total or aggregate intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the three and nine months ended September 30, 2023 was $59,000 and $2.4 million, respectively. The total or aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2022 was $186,000 and $1.6 million, respectively.
As of September 30, 2023, there was $861,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan and 2006 Plan. Total unrecognized compensation costs are adjusted for unvested forfeitures. The Company expects to recognize that cost over a remaining weighted-average period of approximately 3.9 years. Compensation expense recorded related to stock options was $61,000 and $261,000 respectively, for the three and nine months ended September 30, 2023 and $65,000 and $253,000 respectively, for the three and nine months ended September 30, 2022.
Restricted Stock Units
In the first quarter of 2023, the Company granted 73,611 restricted stock units ("RSUs") under the 2018 Plan to employees, which vest ratably over 4 years and 1,084 RSUs to an employee which vest ratably over 5 years. In the second quarter of 2023, the Company granted 9,827 RSUs to employees, which vest ratably over 5 years. In the third quarter of

Table of Contents,
2023, the Company granted 4,000 RSUs to employees which vest ratably over 3 years and 2,150 RSUs which vest ratably over 5 years.
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
As of September 30, 2023, there was $10.2 million of total unrecognized compensation cost related to nonvested RSUs. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 3.9 years. Compensation expense recorded related to RSUs was $735,000 and $2.2 million respectively, for the three and nine months ended September 30, 2023 and $518,000 and $1.3 million respectively, for the three and nine months ended September 30, 2022.
A summary of the Company’s nonvested RSUs at September 30, 2023 and changes during the nine month period is presented below:

Nonvested shares - RSUs	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2022	380,151	$28.61	$7,187
Granted	90,672	$42.61
Forfeited	(8,807)	$38.62
Vested	(46,020)	$30.56
Nonvested shares at September 30, 2023	415,996	$31.23	$4,857
Restricted Stock Awards
Employees
There were no new restricted stock awards granted in the nine months ended September 30, 2023. The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.
As of September 30, 2023, there was $39,000 of total unrecognized compensation cost related to nonvested restricted stock awards. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 4.3 years. Compensation expense recorded related to restricted stock awards was $2,000 and $7,000 respectively, for the three and nine months ended September 30, 2023 and $2,000 and $7,000 respectively, for the three and nine months ended September 30, 2022.
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

Table of Contents,
As of September 30, 2023, there was $313,000 of total unrecognized compensation expense related to director restricted stock awards which the Company expects to recognize over the remaining average vesting period of approximately eight months. Director compensation expense recorded related to the 2018 Plan totaled $120,000 and $312,000 respectively, for the three and nine months ended September 30, 2023 and $98,000 and $196,000 respectively, for the three and nine months ended September 30, 2022.
A summary of the Company’s nonvested shares at September 30, 2023 and changes during the nine-month period is presented below:

Nonvested shares - RSAs	Shares	Weighted- Average Grant Date Fair Value	Total or Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2022	13,396	$32.94	$195
Granted	13,538	$35.10
Forfeited	—	$—
Vested	(10,896)	$36.41
Nonvested shares at September 30, 2023	16,038	$32.41	$168
Note 8 - Fair Value Measurements
The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	September 30, 2023		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$29,984	$29,984	$29,984	$—	$—
Interest earning deposits with other banks	444,962	444,962	444,962	—	—
Investment securities	141,489	139,802	98,644	41,158	—
Other investments	11,898	11,898	—	9,326	2,572
Loans receivable	2,967,035	2,819,602	—	—	2,819,602
Accrued interest receivable	23,428	23,428	—	23,428	—
Financial liabilities
Deposits	$3,289,700	3,289,038	$—	$3,289,038	$—
Subordinated debt	44,106	42,329	—	42,329	—
Junior subordinated debentures	3,589	3,498	—	3,498	—
Accrued interest payable	1,056	1,056	—	1,056	—

Table of Contents,

	December 31, 2022		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$32,722	$32,722	$32,722	$—	$—
Interest earning deposits with other banks	309,417	309,417	309,417	—	—
Investment securities	98,353	98,233	97,015	1,218	—
Other investments	10,555	10,555	—	7,983	2,572
Loans receivable, net	2,627,256	2,580,183	—	—	2,580,183
Accrued interest receivable	17,815	17,815	—	17,815	—
Financial liabilities
Deposits	$2,817,521	$2,816,602	$—	$2,816,602	$—
Subordinated debt	43,999	42,743	—	42,743	—
Junior subordinated debentures	3,588	3,484	—	3,484	—
Accrued interest payable	684	684	—	684	—
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

Table of Contents,
Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
September 30, 2023
Available-for-sale
U.S. Treasury securities	$98,644	$—	$—	$98,644
U.S. Agency collateralized mortgage obligations	—	45	—	45
Municipals	—	250	—	250
	$98,644	$295	$—	$98,939
December 31, 2022
Available-for-sale
U.S. Treasury securities	$97,015	$—	$—	$97,015
U.S. Agency collateralized mortgage obligations	—	51	—	51
U.S. Agency residential mortgage-backed securities	—	1	—	1
Municipals	—	250	—	250
	$97,015	$302	$—	$97,317
The following methods were used to estimate the fair value of the class of financial instruments above:
Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.
Limitations: The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2023 and December 31, 2022. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
September 30, 2023
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
Assets measured at fair value using significant unobservable inputs (Level 3)
The following table presents the carrying value of equity securities without readily determinable fair values, as of September 30, 2023, with adjustments recorded during the periods presented for those securities with observable price changes, if applicable. These equity securities are included in other investments on the balance sheet.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands; unaudited)	2023	2022	2023	2022
Carrying value, beginning of period	$2,572	$2,672	$2,572	$2,322
Purchases	—	—	—	350
Observable price change	—	(100)	—	(100)
Carrying value, end of period	$2,572	$2,572	$2,572	$2,572
The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the date indicated:

(unaudited)	Valuation Technique	Unobservable Inputs	December 31, 2022 Weighted Average Rate
Impaired loans	Collateral valuations	Discount to appraised value	8.0%

Table of Contents,
Note 9 - Earnings Per Common Share
The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(dollars in thousands, except earnings per share data; unaudited)
Net Income	$10,270	$11,101	$35,567	$27,507
Basic weighted average number common shares outstanding	13,285,974	12,938,200	13,253,184	12,921,814
Dilutive effect of equity-based awards	389,859	598,623	374,755	563,136
Diluted weighted average number common shares outstanding	13,675,833	13,536,823	13,627,939	13,484,950
Basic earnings per share	$0.77	$0.86	$2.68	$2.13
Diluted earnings per share	$0.75	$0.82	$2.61	$2.04
Antidilutive stock options and restricted stock outstanding	87,000	52,840	146,912	52,840
Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings, however the difference in the two-class method was not significant.
Note 10 – Segment Reporting
As defined in ASC 280, Segment Reporting, an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on an internal performance measurement accounting system, which provides line of business results. This system uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income and expense. A primary objective of this measurement system and related internal financial reporting practices are to produce consistent results that reflect the underlying financial impact of the segments on the Company and to provide a basis of support for strategic decision making. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Based on these criteria, we have identified three segments: the community bank, CCBX, and treasury & administration. The community bank segment includes all community banking activities, with a primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has 22 partners as of September 30, 2023. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments.
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

Table of Contents,
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

Table of Contents,
Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables for the periods indicated:

	September 30, 2023				December 31, 2022
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Assets	(dollars in thousands; unaudited)
Cash and Due from Banks	$4,858	$10,485	$459,603	$474,946	$4,603	$12,899	$324,637	$342,139
Intrabank assets	—	560,463	(560,463)	—	—	254,096	(254,096)	—
Securities	—	—	141,489	141,489	—	—	98,353	98,353
Loans held for sale	—	—	—	—	—	—	—	—
Total loans receivable	1,784,661	1,182,374	—	2,967,035	1,614,752	1,012,504	—	2,627,256
Allowance for credit losses	(21,316)	(79,769)	—	(101,085)	(20,636)	(53,393)	—	(74,029)
All other assets	30,983	118,859	46,038	195,880	25,508	76,111	49,129	150,748
Total assets	$1,799,186	$1,792,412	$86,667	$3,678,265	$1,624,227	$1,302,217	$218,023	$3,144,467
Liabilities
Total deposits	$1,537,468	$1,752,232	$—	$3,289,700	$1,538,218	$1,279,303	$—	$2,817,521
Total borrowings	—	—	47,695	47,695	—	—	47,587	47,587
Intrabank liabilities	254,268	—	(254,268)	—	80,392	—	(80,392)	—
All other liabilities	7,450	40,180	8,790	56,420	5,617	22,914	7,334	35,865
Total liabilities	$1,799,186	$1,792,412	$(197,783)	$3,393,815	$1,624,227	$1,302,217	$(25,471)	$2,900,973

Table of Contents,

	Three months ended September 30, 2023				Three months ended September 30, 2022
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
	(dollars in thousands; unaudited)
Net interest income, before intrabank transfer	$22,306	$35,895	$4,028	$62,229	$20,237	$26,374	$2,578	$49,189
Interest (expense) income intrabank transfer	(3,036)	5,095	(2,059)	—	441	1,321	(1,762)	—
Provision/(recapture) for credit losses - loans	664	26,493	—	27,157	(238)	18,666	—	18,428
Provision for unfunded commitments	—	96	—	96	—	—	—	—
Noninterest income (1)	1,162	33,296	121	34,579	1,139	33,291	(39)	34,391
Noninterest expense	10,065	38,555	7,881	56,501	8,368	34,858	7,861	51,087
Net income before income taxes	9,703	9,142	(5,791)	13,054	13,687	7,462	(7,084)	14,065
Income taxes	2,068	1,951	(1,235)	2,784	2,883	1,572	(1,491)	2,964
Net Income	$7,635	$7,191	$(4,556)	$10,270	$10,804	$5,890	$(5,593)	$11,101

(1)For the three months ended September 30, 2023, CCBX noninterest income includes credit enhancements of $25.9 million, fraud enhancements of $2.9 million, and BaaS program income of $4.4 million. For the three months ended September 30, 2022, CCBX noninterest income includes credit enhancements of $17.9 million, fraud enhancements of $11.7 million and BaaS program income of $3.6 million.

Table of Contents,

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
	(dollars in thousands; unaudited)
Net interest income, before intrabank transfer	$66,887	$102,311	$9,872	$179,070	$56,011	$58,172	$4,160	$118,343
Interest income (expense) intrabank transfer	(6,605)	11,234	(4,629)	—	872	2,051	(2,923)	—
Provision for credit losses - loans	1,045	122,254	—	123,299	214	45,250	—	45,464
(Recapture)/Provision for unfunded commitments	(203)	107	—	(96)	—	—	—	—
Noninterest income(1)	3,866	138,094	521	142,481	4,052	77,681	136	81,869
Noninterest expense	28,748	102,192	22,134	153,074	23,735	77,792	18,144	119,671
Net income before income taxes	34,558	27,086	(16,370)	45,274	36,986	14,862	(16,771)	35,077
Income taxes	7,409	5,807	(3,509)	9,707	7,982	3,207	(3,619)	7,570
Net Income	$27,149	$21,279	$(12,861)	$35,567	$29,004	$11,655	$(13,152)	$27,507

(1)For the nine months ended September 30, 2023, CCBX noninterest income includes credit enhancements of $119.3 million, fraud enhancements of $6.4 million and BaaS program income of $11.9 million. For the nine months ended September 30, 2022, CCBX noninterest income includes credit enhancements of $45.2 million, fraud enhancements of $22.8 million and BaaS program income of $9.3 million.

Table of Contents,
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a bank holding company that operates through our wholly owned subsidiaries, Coastal Community Bank (“Bank”) and Arlington Olympic LLC . We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. Our business is conducted through three reportable segments: The community bank CCBX and treasury & administration. The community bank segment includes all community banking activities, with a primary focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has 22 partners as of September 30, 2023. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.
As of September 30, 2023, we had total assets of $3.68 billion, total loans receivable of $2.97 billion, total deposits of $3.29 billion and total shareholders’ equity of $284.5 million.
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

Table of Contents,
requires compliance by October 1, 2024, April 1, 2025, or January 1, 2026, depending on the number of covered small business loans that a covered lender originates.
On July 31, 2023, the U.S. District Court for the Southern District of Texas enjoined the CFPB from implementing and enforcing the rule with respect to American Bankers Association members, which include the Company, pending the U.S. Supreme Court's consideration of the constitutionality of the CFPB's funding structure in a separate case. The court expanded its stay to cover all covered financial institutions in October 2023.
London Interbank Offered Rate (“LIBOR”) Transition
LIBOR, a benchmark interest rate that was widely referenced in the past, ceased publication after June 30, 2023. On December 16, 2022, the Federal Reserve Board adopted a final rule that implemented the Adjustable Interest Rate (“LIBOR”) Act (the “LIBOR Act”) by designating benchmark rates based on SOFR (Secured Overnight Financing Rate) to replace LIBOR formerly known as the London Interbank Offered Rate, in certain financial contracts after June 30, 2023. Congress enacted the LIBOR Act, which was signed into law in March 2022, to provide a uniform, nationwide solution for so-called tough legacy contracts that do not have clear and practicable provisions for replacing LIBOR after June 30, 2023. The LIBOR Act also establishes a litigation safe harbor for lenders that select a LIBOR replacement under certain situations, including the use of a replacement rate selected by the Federal Reserve. As required by the law, the final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR in contracts subject to the Act. These contracts include U.S. contracts that do not mature before LIBOR ends and that lack adequate "fallback" provisions that would replace LIBOR with a practicable replacement benchmark rate. For more information on the Company’s approach to LIBOR transition planning, please see the risk factors discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2022.
As of September 30, 2023, we have $3.6 million in floating rate junior subordinated debentures to Coastal (WA) Statutory Trust I, which was formed for the issuance of trust preferred securities. These debentures have been tied to LIBOR, but beginning with the first rate adjustment after June 30, 2023, the rate is based off three-month CME Term SOFR plus 0.26%. The move to this alternate index may impact the rates we receive on loans and rates we pay on our junior subordinated debentures. We no longer issue any loans or debt tied to LIBOR.
Third Party Risk Management Guidance
On June 6, 2023, the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency (the"OCC") issued final guidance providing sound principles that support a risk-based approach to third-party risk management. The Company is evaluating the impact of this guidance on its practices.
Community Reinvestment Act Reform
On October 24, 2023, the FDIC, the Federal Reserve and the OCC released a final rule revising the framework that they use to evaluate banks’ records of community reinvestment under the Community Reinvestment Act (“CRA”). Under the revised framework, banks with assets of at least $2 billion, such as the Bank, are considered large banks and will have their retail lending, retail services and products, community development financing, and community development services subject to periodic evaluation. Depending on a large bank’s geographic concentrations of lending, the evaluation of retail lending may include assessment areas in which the bank extends loans but does not operate any deposit-taking facilities, in addition to assessment areas in which the bank has deposit-taking facilities. The rule becomes effective April 1, 2024. Most provisions of the final rule will apply beginning January 1, 2026, and the remaining provisions will apply beginning January 1, 2027. The Company is evaluating the impact of the final rule.
Financial Indicators
Below are a select number of financial highlights from our third quarter.
•Total loans, net of deferred fees decreased $40.5 million, or 1.3%, to $2.97 billion for the quarter ended September 30, 2023 as management sold loans as part of our strategy to reduce risk, optimize the CCBX loan portfolio and strengthen the balance sheet through enhanced credit standards.
◦Community bank loans increased $71.6 million, or 4.2%, to $1.78 billion.
◦CCBX loans decreased $112.1 million, or 8.7%, to $1.18 billion.
▪$320.9 million in CCBX loans were sold.

Table of Contents,
•Deposits increased $127.1 million, or 4.0%, to $3.29 billion as of September 30, 2023 compared to June 30, 2023.
◦CCBX deposit growth of $99.1 million, or 6.0%, to $1.75 billion.
▪CCBX deposit growth is net of an additional $51.9 million in CCBX deposits that were transferred off balance sheet to provide increased FDIC insurance coverage for those customers.
◦Community bank deposits increased $28.0 million, or 1.9%, to $1.54 billion.
▪Includes noninterest bearing deposits of $584.0 million or 38.0% of total community bank deposits.
▪Community bank cost of deposits was 1.31%.
◦Uninsured deposits of $599.0 million, or 18.2% of total deposits as of September 30, 2023, compared to $632.1 million, or 20.0% of total deposits as of June 30, 2023.
•Liquidity/Borrowings as of September 30, 2023:
◦Capacity to borrow up to $577.9 million from Federal Home Loan Bank and the Federal Reserve Bank discount window with no borrowings taken under these facilities during the quarter or nine months ended September 30, 2023.
•Investment Portfolio as of September 30, 2023:
◦Available for sale ("AFS") investments of $98.9 million, compared to $98.2 million as of June 30, 2023, of which 99.7% are U.S. Treasuries, with a weighted average remaining life of 5 months as of September 30, 2023.
◦Held to maturity ("HTM") investments of $42.6 million, of which 100% are U.S. Agency mortgage backed securities held for CRA purposes. The carrying value of the HTM investments is $1.7 million more than the fair value, the weighted average remaining life is 18.6 years as of September 30, 2023 and the weighted average yield is 5.00% for the quarter ended September 30, 2023.
•Net interest margin of 7.10% for the quarter ended September 30, 2023.
•Cost of deposits of 3.14% for the quarter ended September 30, 2023.
Deposits increased $127.1 million, or 4.0%, during the three months ended September 30, 2023. Fully insured IntraFi network reciprocal deposits increased $56.1 million to $296.4 million as of September 30, 2023, compared to $240.3 million as of June 30, 2023. These fully insured sweep deposits allow the Bank to fully insure their larger customer deposits through a sweep and exchange of deposits with other financial institutions. As part of our plan to optimize and strengthen our balance sheet, we decreased loans receivable by $40.5 million, or 1.3%, during the three months ended September 30, 2023. We anticipate that additional loans will be sold in the coming months as we continue working to optimize our CCBX portfolio through new partners, products and building on our existing relationships. We expect this process to take two to three quarters. At the same time we will be focused on increasing our efficiency and using technology to reduce future expense growth. Our liquidity position is supported by diligent management of our liquid assets and liabilities as well as maintaining access to alternative sources of funds. As of September 30, 2023 we had $474.9 million in cash on the balance sheet and the capacity to borrow up to $577.9 million from Federal Home Loan Bank and the Federal Reserve Bank discount window. We did not draw down on either facility at any point in the nine months ending September 30, 2023. Cash on the balance sheet and borrowing capacity total $1.05 billion and represented 32.0% of total deposits and exceeded our $599.0 million in uninsured deposits as of September 30, 2023. Our AFS securities portfolio has a weighted average remaining maturity of just 5 months and U.S. Treasury securities represent 99.7% of that portfolio as of September 30, 2023. Unrealized losses on the AFS securities portfolio were $1.3 million, or 0.47%, of shareholders' equity as of September 30, 2023.
As we continue to focus on our BaaS business, we intend to concentrate on working with larger partners and optimizing our CCBX loan portfolio so we can grow and advance our presence in the BaaS space. Our strategy for new CCBX partnerships is to focus on larger, more established partners, including national and publicly-traded companies with experienced management teams, existing customer bases and strong financial positions. This strategy will likely yield fewer, but larger, CCBX partnerships moving forward. We are being more intentional in our selection of products and partnerships that best serve our customers and shareholders in order to achieve our long term profitability objective. During the quarter ended September 30, 2023 we sold $320.9 million in higher yielding CCBX loans that have a greater potential for credit deterioration in an effort to optimize our CCBX loan portfolio. As we work to optimize our CCBX loan portfolio through enhanced credit standards, we expect lower earnings in the short term with lower loan yields and compressed margins but we continue to focus on strengthening the portfolio with new loans that we believe will provide for long term stability and profitability. We anticipate continuing to look for opportunities to grow our Company and will focus on the long term, holding down deposits costs when possible and managing expense through efficient use of technology.

Table of Contents,
Results of Operations
Net Income
Comparison of the quarter ended September 30, 2023 to the comparable quarter in the prior year
Net income for the three months ended September 30, 2023 was $10.3 million, or $0.75 per diluted share, compared to $11.1 million, or $0.82 per diluted share, for the three months ended September 30, 2022. The decrease in net income over the comparable period in the prior year was primarily attributable to a $20.1 million increase in interest expense due to an increase in average interest bearing deposits and an increase of in cost of deposits as a result of higher interest rates, an increase in the provision for credit losses - loans of $8.7 million, related to CCBX loan growth, and $5.4 million more in noninterest expense, also largely related to CCBX loan growth, and increases in salary expense and professional fees. These increases in expense were partially offset by a $33.2 million increase in interest income and $188,000 increase in noninterest income. The increase in noninterest income, provision expense and noninterest expense are all largely related to increased CCBX loan and deposit activity. In accordance with GAAP, we recognize as revenue (1) the right to be indemnified or reimbursed for fraud losses on CCBX customer loans and deposits and (2) the right to be indemnified for credit losses by our partners for expected credit losses related to loans they originate and unfunded commitments from such loans. CCBX customer credit losses are recognized in the allowance for loan loss and fraud loss is recognized in BaaS noninterest expense. For more information on the accounting for BaaS allowance for credit losses, reserve for unfunded commitments, credit enhancements and fraud enhancements see the section titled “CCBX – BaaS Reporting Information.”
Comparison of the nine months ended September 30, 2023 to the comparable period in the prior year
Net income for the nine months ended September 30, 2023 was $35.6 million, or $2.61 per diluted share, compared to $27.5 million, or $2.04 per diluted share, for the nine months ended September 30, 2022. The increase in net income over the comparable period in the prior year was primarily attributable to a $115.0 million increase in interest income and $60.6 million increase in noninterest income. These were partially offset by an increase in the provision for credit losses - loans of $77.8 million, related primarily to CCBX loan growth, $54.3 million increase in interest expense and $33.4 million more in noninterest expense. The increase in noninterest income, provision expense and noninterest expense are largely related to CCBX loan and deposit growth. The increase in interest expense is related to higher average interest bearing deposits and an increase in cost of deposits as a result of higher interest rates.
Net Interest Income
Comparison of the quarter ended September 30, 2023 to the comparable quarter in the prior year
Net interest income for the three months ended September 30, 2023 was $62.2 million, compared to $49.2 million for the three months ended September 30, 2022, an increase of $13.0 million, or 26.5%. Yield on loans receivable was 10.84% for the three months ended September 30, 2023, compared to 8.46% for the three months ended September 30, 2022. The increase in net interest income compared to the quarter ended September 30, 2022 was largely related to increased yield on loans from growth in higher yielding loans, primarily from CCBX, and the overall increase in interest rates resulting from the Federal Open Market Committee (“FOMC”) raising rates 2.25% since September 30, 2022 to 5.50%, with the last increase during such period on July 26, 2023. As of September 30, 2022, the FOMC had set the interest rates at 3.25%. This increase in interest rates since then impacts our existing variable rate loans as well as rates on new loans. We continue to monitor the impact of these increases in interest rates. Total average loans receivable for the three months ended September 30, 2023 was $3.06 billion, compared to $2.45 billion for the three months ended September 30, 2022.
Total interest and fees on loans totaled $83.7 million for the three months ended September 30, 2023 compared to $52.3 million for the three months ended September 30, 2022. The $31.3 million increase in interest and fees on loans for the quarter ended September 30, 2023, compared to the quarter ended September 30, 2022, was largely due to increased yield on loans from growth in higher yielding loans, primarily from CCBX, combined with the overall increase in interest rates. Total loans receivable was $2.97 billion at September 30, 2023, compared to $2.51 billion at September 30, 2022. CCBX average loans receivable was $1.31 billion for the quarter ended September 30, 2023, compared to $893.7 million for the quarter ended September 30, 2022, an increase of $415.7 million, or 46.5%. Average CCBX yield of 17.05% was earned on CCBX loans for the quarter ended September 30, 2023, compared to 13.96% for the quarter ended September 30, 2022. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Also impacting the increase in loan interest is the increase

Table of Contents,
in interest rates on variable rate loans resulting from the FOMC raising rates. The FOMC has increased interest rates from 3.25% as of September 30, 2022 to 5.50% as of September 30, 2023. We continue to monitor the impact of these increases in interest rates. During the quarter ended September 30, 2023 we sold $320.9 million in higher yielding CCBX loans that have a greater potential for credit deterioration. As a result, we expect to see lower net income in the short term with lower loan yields and compressed margins but we will work to continue growing our CCBX portfolio with loans that we believe will strengthen the balance sheet and provide for long term stability and profitability.
Interest income from interest earning deposits with other banks was $3.9 million for the quarter ended September 30, 2023, an increase of $1.6 million, or 70.9%, due to higher interest rates, compared to the quarter ended September 30, 2022. The average balance of interest earning deposits invested with other banks for the three months ended September 30, 2023 was $285.6 million, compared to $397.6 million for the three months ended September 30, 2022. The yield on these interest earning deposits with other banks increased 3.13%, to 5.40% compared to 2.27% at September 30, 2022. Interest income on investment securities increased $212,000 to $766,000 at September 30, 2023, compared to $554,000 at September 30, 2022. Average investment securities increased $14.3 million from $103.7 million for the three months ended September 30, 2022, to $118.0 million for the three months ended September 30, 2023, and, as a result of higher interest rates, average yield increased to 2.58% for the three months ended September 30, 2023, compared to 2.12% for the three months ended September 30, 2022. The increase in average investment securities is a result of purchasing additional U.S. Agency mortgage backed securities for CRA purposes. CRA securities are designated held-to-maturity ("HTM") and the weighted average yield of those securities was 5.00% for the quarter ended September 30, 2023.
Interest expense was $26.1 million for the quarter ended September 30, 2023, a $20.1 million increase from the quarter ended September 30, 2022. Interest expense on deposits was $25.5 million for the quarter ended September 30, 2023, compared to $5.7 million for the quarter ended September 30, 2022. The $19.7 million increase in interest expense on deposits was due to an increase of $561.9 million in interest bearing deposits as well as a 2.85% increase in interest rates on deposit accounts. While we continue working to hold down deposit costs, any additional FOMC interest rate increases will increase our cost of deposits and result in higher interest expense on interest bearing deposits. Interest on borrowed funds was $651,000 for the quarter ended September 30, 2023, compared to $273,000 for the quarter ended September 30, 2022. The $378,000 increase in interest expense on borrowed funds from the quarter ended September 30, 2022 is the result of an average balance increase of $19.7 million in subordinated debt, which increased during the quarter ended December 31, 2022, and an increase in interest rates. Interest expense on interest bearing deposits increased compared to the quarter ended September 30, 2022 as a result of an increase in CCBX deposits that are tied to, and reprice when, the FOMC raises rates. Similarly, most of our CCBX loans also reprice when the FOMC raises interest rates. Interest expense is expected to increase as a result of the FOMC increasing rates. Any additional FOMC interest rate increases will result in higher interest expense on interest bearing deposits which we expect will be primarily offset by higher interest rates on CCBX loans and excess cash invested in the Federal Reserve Bank or other banks.
Net interest margin was 7.10% for the three months ended September 30, 2023, compared to 6.58% for the three months ended September 30, 2022. The increase in net interest margin compared to the three months ended September 30, 2022 was largely due to an increase in total loans combined with higher interest rates on new and existing variable rate loans as they reprice. Average loans increased $609.4 million compared to the three months ended September 30, 2022. Also contributing to the increase in net interest margin compared to the three months ended September 30, 2022 was interest earning deposits invested in other banks, which earned an average rate of 5.40% for the quarter ended September 30, 2023, compared to an average rate of 2.27% for the quarter ended September 30, 2022. We expect that higher interest rates on interest bearing deposits will continue to compress net interest margin as a result of our decision to increase rates on our interest bearing deposits in light of rate increases from our competitors and CCBX deposit pricing being tied to the Fed Funds rate.
Cost of funds was 3.18% for the quarter ended September 30, 2023, which is an increase of 2.33% from the quarter ended September 30, 2022. Cost of deposits for the quarter ended September 30, 2023 was 3.14%, which was a 2.32% increase, from 0.82% for the quarter ended September 30, 2022. These increases were largely due to an increase in higher cost CCBX deposits and a higher interest rate environment compared to September 30, 2022 as the FOMC raised the Fed funds rate 2.25% from September 30, 2022 to September 30, 2023. CCBX deposit growth also contributed to the increase in interest expense.
Total yield on loans receivable for the quarter ended September 30, 2023 was 10.84%, compared to 8.46% for the quarter ended September 30, 2022. This increase in yield on loans receivable is primarily attributed to an increase in higher rate CCBX loans. For the quarter ended September 30, 2023, average CCBX loans increased $415.7 million, or 46.5%, with an average CCBX yield of 17.05%, compared to 13.96% at the quarter ended September 30, 2022. CCBX yield does not

Table of Contents,
include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Average community bank loans increased $193.7 million, or 12.4%. Average yield on community bank loans for the three months ended September 30, 2023 was 6.20% compared to 5.31% for the three months ended September 30, 2022.
The following tables show the average yield on loans and cost of deposits by segment and also illustrates the impact of BaaS loan expense on CCBX yield on loans:

	For the Three Months Ended
	September 30, 2023		September 30, 2022
(unaudited)	Yield on Loans (2)	Cost of Deposits (2)	Yield on Loans (2)	Cost of Deposits (2)
Community Bank	6.20%	1.31%	5.31%	0.16%
CCBX(1)	17.05%	4.80%	13.96%	1.79%
Consolidated	10.84%	3.14%	8.46%	0.82%
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
(2)Annualized calculations shown for periods presented.

	For the Three Months Ended
	September 30, 2023		September 30, 2022
(dollars in thousands, unaudited)	Income / Expense	Income / expense divided by average CCBX loans (2)	Income / Expense	Income / expense divided by average CCBX loans (2)
BaaS loan interest income	$56,279	17.05%	$31,449	13.96%
Less: BaaS loan expense	23,003	6.97%	15,560	6.91%
Net BaaS loan income (1)	$33,276	10.08%	$15,889	7.05%
Average BaaS Loans(3)	$1,309,380		$893,655
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2)Annualized calculations shown for periods presented.
(3)Includes loans held for sale.
For the three months ended September 30, 2023, net interest margin (net interest income divided by the average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 7.10% and 6.04%, respectively, compared to 6.58% and 6.18%, respectively, for the three months ended September 30, 2022.

Table of Contents,
The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan costs included in interest income totaled $2.0 million and loan costs included in interest income totaled $100,000 for the three months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023 and 2022, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Three Months Ended September 30,
	2023			2022
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Assets
Interest earning assets:
Interest earning deposits with other banks	$285,596	$3,884	5.40%	$397,621	$2,273	2.27%
Investment securities, available for sale (2)	100,283	543	2.15	102,438	545	2.11
Investment securities, held to maturity (2)	17,703	223	5.00	1,257	9	2.84
Other investments	11,943	29	0.96	10,520	24	0.91
Loans receivable (3)	3,062,214	83,652	10.84	2,452,815	52,328	8.46
Total interest earning assets	3,477,739	88,331	10.08	2,964,651	55,179	7.38
Noninterest earning assets:
Allowance for credit losses	(100,329)			(51,259)
Other noninterest earning assets	220,750			128,816
Total assets	$3,598,160			$3,042,208

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$2,515,093	$25,451	4.01%	$1,953,170	$5,717	1.16%
Subordinated debt	44,084	580	5.22	24,331	234	3.82
Junior subordinated debentures	3,589	71	7.85	3,587	39	4.31
Total interest bearing liabilities	2,562,766	26,102	4.04	1,981,088	5,990	1.20
Noninterest bearing deposits	698,532			807,952
Other liabilities	57,865			25,662
Total shareholders' equity	278,997			227,506
Total liabilities and shareholders' equity	$3,598,160			$3,042,208
Net interest income		$62,229			$49,189
Interest rate spread			6.04%			6.18%
Net interest margin (4)			7.10%			6.58%
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

Table of Contents,
The following table presents an analysis of certain average balances, interest income and expense by segment:

	For the Three Months Ended
	September 30, 2023			September 30, 2022
(dollars in thousands, unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Community Bank
Assets
Interest earning assets:
Loans receivable (2)	$1,752,834	$27,373	6.20%	$1,559,160	$20,879	5.31%
Intrabank asset	—	—	—	77,217	441	2.27
Total interest earning assets	1,752,834	27,373	6.20	1,636,377	21,320	5.17
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$920,707	$5,067	2.18%	$901,339	$642	0.28%
Intrabank liability	223,221	3,036	5.40	—	—	—
Total interest bearing liabilities	1,143,928	8,103	2.81	901,339	642	0.28
Noninterest bearing deposits	608,906			735,038
Net interest income		$19,270			$20,678
Net interest margin(3)			4.36%			5.01%

CCBX
Assets
Interest earning assets:
Loans receivable (2)(4)	$1,309,380	$56,279	17.05%	$893,655	$31,449	13.96%
Intrabank asset	374,632	5,095	5.40	231,090	1,321	2.27
Total interest earning assets	1,684,012	61,374	14.46	1,124,745	32,770	11.56
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$1,594,386	$20,384	5.07%	$1,051,831	$5,075	1.91%
Total interest bearing liabilities	1,594,386	20,384	5.07	1,051,831	5,075	1.91
Noninterest bearing deposits	89,626			72,914
Net interest income		$40,990			$27,695
Net interest margin(3)			9.66%			9.77%
Net interest margin, net of Baas loan expense (5)			4.24%			4.28%

Table of Contents,

	For the Three Months Ended
	September 30, 2023			September 30, 2022
(dollars in thousands, unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Treasury & Administration
Assets
Interest earning assets:
Interest earning deposits with other banks	$285,596	$3,884	5.40%	$397,621	$2,273	2.27%
Investment securities, available for sale (6)	100,283	543	2.15	102,438	545	2.11
Investment securities, held to maturity (6)	17,703	223	5.00	1,257	9	2.84
Other investments	11,943	29	0.96	10,520	24	0.91
Total interest earning assets	415,525	4,679	4.47	511,836	2,851	2.21%
Liabilities
Interest bearing liabilities:
Subordinated debt	44,084	580	5.22	24,331	234	3.82
Junior subordinated debentures	3,589	71	7.85	3,587	39	4.31
Intrabank liability, net (7)	151,411	2,059	5.40	308,307	1,762	2.27
Total interest bearing liabilities	199,084	2,710	5.40	336,225	2,035	2.40
Net interest income		$1,969			$816
Net interest margin(3)			1.88%			0.63%
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
(5)Net interest margin, net of BaaS loan expense includes the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements, servicing CCBX loans. A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(6)For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(7)Intrabank assets and liabilities are consolidated for period calculations and presented as intrabank asset, net or intrabank liability, net in the table above.

Table of Contents,
The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the $14.7 million increase in loan interest income that is attributed to an increase in loan rates and $16.6 million increase in loan interest income that is attributed to an increase in loan volume. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Three months ended September 30, 2023 Compared to Three months ended September 30, 2022
	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands; unaudited)	Volume	Rate
Interest income:
Interest earning deposits	$(1,523)	$3,134	$1,611
Investment securities, available for sale	(12)	10	(2)
Investment securities, held to maturity	207	7	214
Other Investments	3	2	5
Loans receivable	16,647	14,677	31,324
Total increase in interest income	15,322	17,830	33,152

Interest expense:
Interest bearing deposits	5,686	14,048	19,734
Subordinated debt	260	86	346
Junior subordinated debentures	—	32	32
Total increase in interest expense	5,946	14,166	20,112
Increase in net interest income	$9,376	$3,664	$13,040
Comparison of the nine months ended September 30, 2023 to the comparable period in the prior year
Net interest income for the nine months ended September 30, 2023, was $179.1 million, compared to $118.3 million for the nine months ended September 30, 2022, an increase of $60.7 million, or 51.3%. Yield on loans receivable was 10.57% for the nine months ended September 30, 2023, compared 7.63% for the nine months ended September 30, 2022. The increase in net interest income compared to the nine months ended September 30, 2022 was largely related to increased yield on loans from growth in higher yielding loans primarily from CCBX and higher interest rates. Total average loans receivable for the nine months ended September 30, 2023 was $2.91 billion, compared to $2.14 billion for the nine months ended September 30, 2022.
Interest and fees on loans totaled $230.3 million for the nine months ended September 30, 2023 compared to $122.1 million for the nine months ended September 30, 2022. The $108.2 million increase in interest and fees on loans for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was largely due to increased yield on loans from growth in higher yielding CCBX loans and an overall increase in interest rates. CCBX average loans receivable grew to $1.22 billion for the nine months ended September 30, 2023, compared to $657.6 million for the nine months ended September 30, 2022, an increase of $557.7 million, or 84.8%. Average CCBX yield of 16.74% was earned on CCBX loans for the nine months ended September 30, 2023, compared to 13.16% for the nine months ended September 30, 2022. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Also impacting the increase in loan interest is the increase in interest rates on variable rate loans resulting from the FOMC raising rates from 3.25% as of September 30, 2022 to 5.50% as of September 30, 2023, with the most recent increase during such period on July 26, 2023. We continue to monitor the impact of these increases in interest rates.

Table of Contents,
Interest income from interest earning deposits with other banks was $9.7 million for the nine months ended September 30, 2023, an increase of $6.0 million due to higher interest rates, despite a decrease in balances, compared to the nine months ended September 30, 2022. The average balance of interest earning deposits invested with other banks for the nine months ended September 30, 2023 was $256.3 million, compared to $578.9 million for the nine months ended September 30, 2022. This decrease was a result of increased loan demand. Additionally, the yield on these interest earning deposits with other banks increased 4.20%, compared to the nine months ended September 30, 2022. Interest income on investment securities increased $784,000 to $2.0 million, with a yield of 2.39% at September 30, 2023, compared to $1.2 million, and a yield of 1.76%, at September 30, 2022. Average investment securities increased $19.8 million from $90.4 million for the nine months ended September 30, 2022 to $110.2 million for the nine months ended September 30, 2023 as a result of purchasing additional securities to hold for CRA purposes, and average yield increased to 2.39% for the nine months ended September 30, 2023, compared to 1.76% for the nine months ended September 30, 2022.
Interest expense was $63.1 million for the nine months ended September 30, 2023, a $54.3 million increase from the nine months ended September 30, 2022. Interest expense on deposits was $61.1 million for the nine months ended September 30, 2023, compared to $7.9 million for the nine months ended September 30, 2022. The $53.2 million increase in interest expense on deposits was due to an increase in average interest bearing deposits of $676.9 million and an increase in interest rates. Interest on borrowed funds was $2.0 million for the nine months ended September 30, 2023, compared to $854,000 for the nine months ended September 30, 2022. The $1.1 million increase in interest expense on borrowed funds from the nine months ended September 30, 2022 is the result of a $19.7 million average balance increase in subordinated debt, which increased during the quarter ended December 31, 2022 partially offset by a decrease in average FHLB borrowings, which were paid off in full during the quarter ended March 31, 2022. The FOMC increased the Fed Funds rate 1.00% during the nine months ended September 30, 2023, with the most recent increase during such period on July 26, 2023. Interest expense is expected to increase as a result of the FOMC increasing rates and any additional FOMC interest rate increases will result in higher interest expense on interest bearing deposits which will compress net interest margin in future periods.
Net interest margin was 7.27% for the nine months ended September 30, 2023, compared to 5.61% for the nine months ended September 30, 2022. The increase in net interest margin compared to the nine months ended September 30, 2022 was largely a result of an increase in higher rate loans. Average loans increased $772.1 million, compared to the nine months ended September 30, 2022. Also contributing to the increase in net interest margin compared to the nine months ended September 30, 2022 was a $6.0 million increase in interest earned on interest earning deposits invested in other banks. These interest earning deposits earned an average rate of 5.04% for the nine months ended September 30, 2023, compared to an average rate of 0.84% for the nine months ended September 30, 2022. We expect that interest expense will increase and net interest margin will compress as we increase the interest rates on interest bearing deposits to compete with rates offered by our competitors and CCBX deposit pricing increases as a result of being tied to the Fed Funds rate. Additionally, the sale of higher risk and higher yielding loans during the quarter ended September 30, 2023 in an effort to optimize and strengthen the balance sheet is expected to further impact net interest margin in future quarters.
Cost of funds was 2.73% for the nine months ended September 30, 2023, compared to 0.44% for the nine months ended September 30, 2022. Cost of deposits for the nine months ended September 30, 2023 was 2.69%, which was a 2.28% increase, from 0.41% for the nine months ended September 30, 2022. These increases were largely due to an increase in interest rates and an increase in interest bearing deposits. CCBX deposit growth also contributed to the increase in interest expense.
Total yield on loans receivable for the nine months ended September 30, 2023 was 10.57%, compared to 7.63% for the nine months ended September 30, 2022. This increase in yield on loans receivable is primarily attributed to an increase in higher rate CCBX loans. For the nine months ended September 30, 2023, average CCBX loans increased $557.7 million, or 84.8%, with an average CCBX yield of 16.74%, compared to 13.16% for the nine months ended September 30, 2022. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. In light of our efforts to optimize and strengthen the balance sheet by selling higher yield CCBX loans, total yield on loans may not continue increasing and average CCBX loans may decrease in the short term as a we work to grow the CCBX portfolio with enhanced credit standards and lower potential for future credit deterioration. There was an increase in average community bank loans of $214.4 million, or 14.5%, compared to the nine months ended September 30, 2022. Average yield on community bank loans for the nine months ended September 30, 2023 was 6.15%. compared to 5.17% for the nine months ended September 30, 2022.

Table of Contents,
The following tables show the average yield on loans and cost of deposits by segment and also illustrates the impact of BaaS loan expense on CCBX yield on loans:

	For the Nine Months Ended
	September 30, 2023		September 30, 2022
(unaudited)	Yield on Loans (2)	Cost of Deposits (2)	Yield on Loans (2)	Cost of Deposits (2)
Community Bank	6.15%	0.99%	5.17%	0.11%
CCBX (1)	16.74%	4.41%	13.16%	0.91%
Consolidated	10.57%	2.69%	7.63%	0.41%
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
(2)Annualized calculations shown for periods presented.

	For the Nine Months Ended
	September 30, 2023		September 30, 2022
(dollars in thousands; unaudited)	Income / Expense	Income / expense divided by average CCBX loans (2)	Income / Expense	Income / expense divided by average CCBX loans (2)
BaaS loan interest income	$152,131	16.74%	$64,721	13.16%
Less: BaaS loan expense	62,590	6.89%	36,079	7.34%
Net BaaS loan income (1)	$89,541	9.85%	$28,642	5.82%
Average BaaS Loans(3)	$1,215,224		$657,574
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2)Annualized calculations shown for periods presented.
(3)Includes loans held for sale.
For the nine months ended September 30, 2023, net interest margin (net interest income divided by the average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 7.27% and 6.26%, respectively, compared to 5.61% and 5.32%, respectively, for the nine months ended September 30, 2022.

Table of Contents,
The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $4.4 million and $3.9 million for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Nine Months Ended September 30,
	2023			2022
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Assets
Interest earning assets:
Interest earning deposits with other banks	$256,272	$9,659	5.04%	$578,855	$3,631	0.84%
Investment securities, available for sale (2)	100,278	1,612	2.15	89,173	1,160	1.74
Investment securities, held to maturity (2)	9,959	360	4.83	1,276	28	2.93
Other investments	11,455	215	2.51	9,996	195	2.61
Loans receivable (3)	2,913,189	230,282	10.57	2,141,127	122,126	7.63
Total interest earning assets	3,291,153	242,128	9.84	2,820,427	127,140	6.03
Noninterest earning assets:
Allowance for credit losses	(89,780)			(42,836)
Other noninterest earning assets	196,065			112,468
Total assets	$3,397,438			$2,890,059

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$2,305,634	$61,084	3.54%	$1,628,765	$7,943	0.65%
FHLB advances and borrowings	—	—	—	8,058	69	1.14
Subordinated debt	44,047	1,775	5.39	24,313	695	3.82
Junior subordinated debentures	3,589	199	7.41	3,587	90	3.35
Total interest bearing liabilities	2,353,270	63,058	3.58	1,664,723	8,797	0.71
Noninterest bearing deposits	730,292			987,343
Other liabilities	48,206			20,442
Total shareholders' equity	265,670			217,551
Total liabilities and shareholders' equity	$3,397,438			$2,890,059
Net interest income		$179,070			$118,343
Interest rate spread			6.26%			5.32%
Net interest margin (4)			7.27%			5.61%
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

Table of Contents,
The following table presents an analysis of certain average balances, interest income and interest expense by segment:

	For the Nine Months Ended
	September 30, 2023			September 30, 2022
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Community Bank
Assets
Interest earning assets:
Loans receivable (2)	$1,697,965	$78,151	6.15%	$1,483,553	$57,405	5.17%
Intrabank asset	—	—	—	167,379	872	0.70
Total interest earning assets	1,697,965	78,151	6.15	1,650,932	58,277	4.72
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$883,454	$11,264	1.70%	$919,415	$1,394	0.20%
Intrabank liability	171,950	6,605	5.14	—	—	—
Total interest bearing liabilities	1,055,404	17,869	2.26	919,415	1,394	0.20
Noninterest bearing deposits	642,561			731,517
Net interest income		$60,282			$56,883
Net interest margin(3)			4.75%			4.61%

CCBX
Assets
Interest earning assets:
Loans receivable (2)(4)	$1,215,224	$152,131	16.74%	$657,574	$64,721	13.16%
Intrabank asset	294,687	11,234	5.10	307,602	2,051	0.89
Total interest earning assets	1,509,911	163,365	14.47	965,176	66,772	9.25
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$1,422,180	$49,820	4.68%	$709,350	$6,549	1.23%
Total interest bearing liabilities	1,422,180	49,820	4.68	709,350	6,549	1.23
Noninterest bearing deposits	87,731			255,826
Net interest income		$113,545			$60,223
Net interest margin(3)			10.05%			8.34%
Net interest margin, net of Baas loan expense (5)			4.51%			3.34%

Table of Contents,

	For the Nine Months Ended
	September 30, 2023			September 30, 2022
	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Treasury & Administration
Assets
Interest earning assets:
Interest earning deposits with other banks	$256,272	$9,659	5.04%	$578,855	$3,631	0.84%
Investment securities, available for sale (6)	100,278	1,612	2.15	89,173	1,160	1.74
Investment securities, held to maturity (6)	9,959	360	4.83	1,276	28	2.93
Other investments	11,455	215	2.51	9,996	195	2.61
Total interest earning assets	377,964	11,846	4.19%	679,300	5,014	0.99%
Liabilities
Interest bearing liabilities:
FHLB advances and borrowings	$—	$—	—%	$8,058	$69	1.14%
Subordinated debt	44,047	1,775	5.39	24,313	695	3.82
Junior subordinated debentures	3,589	199	7.41	3,587	90	3.35
Intrabank liability, net (7)	122,737	4,629	5.04	474,981	2,923	0.82
Total interest bearing liabilities	170,373	6,603	5.18	510,939	3,777	0.99
Net interest income		$5,243			$1,237
Net interest margin(3)			1.85%			0.24%
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

Table of Contents,
The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the $47.1 million increase in loan interest income that is attributed to an increase in loan rates and $61.0 million increase in loan interest income that is attributed to an increase in loan volume. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022
	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands; unaudited)	Volume	Rate
Interest income:
Interest earning deposits	$(12,158)	$18,186	$6,028
Investment securities, available for sale	179	273	452
Investment securities, held to maturity	314	18	332
Other Investments	27	(7)	20
Loans receivable	61,030	47,126	108,156
Total increase in interest income	49,392	65,596	114,988

Interest expense:
Interest bearing deposits	17,933	35,208	53,141
FHLB advances	(69)	—	(69)
Subordinated debt	795	285	1,080
Junior subordinated debentures	—	109	109
Total increase in interest expense	18,659	35,602	54,261
Increase in net interest income	$30,733	$29,994	$60,727
Provision for Credit Losses
The provision for credit losses - loans is an expense we incur to maintain an allowance for credit losses at a level that management deems appropriate to absorb inherent losses on existing loans. For a description of the factors taken into account by our management in determining the allowance for credit losses see “—Financial Condition—Allowance for Credit Losses.”
The economic environment is continuously changing with the bank failures earlier this year, inflation, higher interest rates, global unrest, the war in Ukraine and Middle East, political uncertainty including a potential shutdown of the U.S. government, and trade issues that may impact the provision and therefore the allowance. Effective January 1, 2023 the Company implemented the CECL allowance model which calculates reserves over the life of the loan and is largely driven by portfolio characteristics, economic outlook, and other key methodology assumptions versus the incurred loss model, which is what we were previously using. Gross loans, excluding loans held for sale, totaled $2.97 billion at September 30, 2023 and included $3.3 million in PPP loans, which are 100% guaranteed, and are excluded from the provision for credit losses - loans calculation. The allowance for credit losses as a percentage of loans was 3.41% at September 30, 2023, compared to 2.36% at September 30, 2022.
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

Table of Contents,
Comparison of the quarter ended September 30, 2023 to the comparable quarter in the prior year
The provision for credit losses - loans for the three months ended September 30, 2023 was $27.2 million, compared to $18.4 million for the three months ended September 30, 2022. The increase in the Company’s provision for credit losses - loans during the quarter ended September 30, 2023, is largely related to the provision for CCBX partner loans. During the quarter ended September 30, 2023, a $26.5 million provision for credit losses - loans was recorded for CCBX partner loans based on management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a provision for credit losses - loans of $664,000 was needed for the quarter ended September 30, 2023.
The following table shows the provision expense by segment for the periods indicated:

	Three Months Ended
(dollars in thousands; unaudited)	September 30, 2023	September 30, 2022
Community bank	$664	$(238)
CCBX	26,493	18,666
Total provision expense	$27,157	$18,428
Net charge-offs for the quarter ended September 30, 2023 totaled $36.8 million, or 4.77% of total average loans, compared to $8.5 million, or 1.38% of total average loans, for the quarter ended September 30, 2022. Net charge-offs were up in 2023 compared to 2022 due to loans originated through CCBX partners. In accordance with GAAP, CCBX losses are recorded as charge-offs, but CCBX partner agreements provide for a credit enhancement that indemnifies or reimburses the Bank for net-charge-offs on CCBX loans and negative deposit accounts, except in accordance with the program agreement for one partner where the Company is responsible for credit losses on approximately 10% of a $231.9 million loan portfolio. At September 30, 2023, our portion of this portfolio represented $23.2 million in loans. For the three months ended September 30, 2023, $36.8 million of net charge-offs were recognized for CCBX loans and no net charge-offs were recognized on community bank loans. For the three months ended September 30, 2022, $8.1 million of net charge-offs were recognized on CCBX loans and $408,000 of net charge-offs were recognized for community bank loans.
The following table shows the total charge-off activity by segment for the periods indicated:

	Three Months Ended
	September 30, 2023			September 30, 2022
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$3	$37,876	$37,879	$411	$8,102	$8,513
Gross recoveries	(3)	(1,042)	(1,045)	(3)	(6)	(9)
Net charge-offs	$—	$36,834	$36,834	$408	$8,096	$8,504
Net charge-offs to average loans (1)	—%	11.16%	4.77%	0.10%	3.59%	1.38%
(1) Annualized calculations shown for periods presented.
Comparison of the nine months ended September 30, 2023 to the comparable period in the prior year
The provision for credit losses - loans for the nine months ended September 30, 2023 was $123.3 million, compared to $45.5 million for the nine months ended September 30, 2022. The increase in the Company’s provision for credit losses - loans during the quarter ended September 30, 2023, is largely related to the provision for CCBX partner loans due to significant loan growth and increased loss rates. During the nine months ended September 30, 2023, a $122.3 million provision for credit losses - loans was recorded for loans originated through CCBX partners based on management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a provision for loan loss of $1.0 million was needed for the nine months ended September 30, 2023.

Table of Contents,
The following table shows the provision expense by segment for the periods indicated:

	Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2023	September 30, 2022
Community bank	$1,045	$214
CCBX	122,254	45,250
Total provision expense	$123,299	$45,464
Net charge-offs for the nine months ended September 30, 2023 totaled $100.1 million, or 4.59% of total average loans, as compared to net charge-offs of $14.8 million, or 0.93% of total average loans, for the nine months ended September 30, 2022. Net charge-offs increased in the first nine months of 2023 compared to the same period of 2022 as a result of the growth in loans originated through CCBX partners. In accordance with GAAP, CCBX losses are recorded as charge-offs, but CCBX partner agreements provide for a credit enhancement that indemnifies and CCBX partners reimburse the Bank for net-charge-offs on CCBX loans and negative deposit accounts, except in accordance with the program agreement for one partner where the Company is responsible for credit losses on approximately 10% of a $231.9 million loan portfolio. At September 30, 2023, our portion of this portfolio represented $23.2 million in loans. For the nine months ended September 30, 2023, $100.0 million of net charge-offs were recognized for CCBX loans and $54,000 of net charge-offs recognized for community bank loans. For the nine months ended September 30, 2022, $14.4 million of net charge-offs were recognized for CCBX and $375,000 of net charge-offs were recognized for community bank loans.

	Nine Months Ended
	September 30, 2023			September 30, 2022
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$62	$104,283	$104,345	$418	$14,445	$14,863
Gross recoveries	(8)	(4,242)	(4,250)	(43)	(6)	(49)
Net charge-offs	$54	$100,041	$100,095	$375	$14,439	$14,814
Net charge-offs to average loans(1)	0.00%	11.01%	4.59%	0.03%	2.94%	0.93%
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
Comparison of the quarter ended September 30, 2023 to the comparable quarter in the prior year
For the three months ended September 30, 2023, noninterest income totaled $34.6 million, an increase of $188,000, or 0.5%, compared to $34.4 million for the three months ended September 30, 2022.

Table of Contents,
The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2023	2022
Deposit service charges and fees	$998	$986	$12	1.2%
Gain on sales of loans, net	107	—	107	100.0
Unrealized gain on equity securities, net	5	(133)	138	(103.8)
Loan referral fees	1	—	1	100.0
Other	291	260	31	11.9
Noninterest income, excluding BaaS program income and BaaS indemnification income	1,402	1,113	289	26.0
Servicing and other BaaS fees	997	1,079	(82)	(7.6)
Transaction fees	1,036	940	96	10.2
Interchange fees	1,216	738	478	64.8
Reimbursement of expenses	1,152	885	267	30.2
BaaS program income	4,401	3,642	759	20.8
BaaS credit enhancements	25,926	17,928	7,998	44.6
Baas fraud enhancements	2,850	11,708	(8,858)	(75.7)
BaaS indemnification income	28,776	29,636	(860)	(2.9)
Total BaaS income	33,177	33,278	(101)	(0.3)
Total noninterest income	$34,579	$34,391	$188	0.5%
Comparison of the nine months ended September 30, 2023 to the comparable period in the prior year
For the nine months ended September 30, 2023, noninterest income totaled $142.5 million, an increase of $60.6 million, or 74.0%, compared to $81.9 million for the nine months ended September 30, 2022.
The following table presents, for the periods indicated, the major categories of noninterest income:

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2023	2022
Deposit service charges and fees	$2,897	$2,858	$39	1.4%
Loan referral fees	683	810	(127)	(15.7)
Gain on sales of loans, net	253	—	253	100.0
Unrealized (loss) gain on equity securities, net	199	(135)	334	(247.4)
Other	824	1,046	(222)	(21.2)
Noninterest income, excluding BaaS program income and BaaS indemnification income	4,856	4,579	277	6.0
Servicing and other BaaS fees	2,840	3,407	(567)	(16.6)
Transaction fees	3,005	2,247	758	33.7
Interchange fees	2,980	1,798	1,182	65.7
Reimbursement of expenses	3,099	1,875	1,224	65.3
BaaS program income	11,924	9,327	2,597	27.8
BaaS credit enhancements	119,315	45,210	74,105	163.9
BaaS fraud enhancements	6,386	22,753	(16,367)	(71.9)
BaaS indemnification income	125,701	67,963	57,738	85.0
Total BaaS income	137,625	77,290	60,335	78.1
Total noninterest income	$142,481	$81,869	$60,612	74.0%

Table of Contents,
Summary of significant noninterest income for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
A description of our largest noninterest income categories are below:
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
Our CCBX segment continues to evolve, and we now have 22 relationships, at varying stages, as of September 30, 2023.  We continue to refine the criteria for CCBX partnerships and are exiting relationships where it makes sense and are focusing on expanding and developing relationships with larger and more established partners, with experienced management teams, existing customer bases and strong financial positions. The sale of $320.9 million in CCBX loans during the quarter ended September 30, 2023 is part of our strategy to strengthen the balance sheet and lower the overall potential credit risk in our loan portfolio. We expect net interest margin will tighten as higher quality loans yield less than higher risk loans and we also expect the size of our CCBX loan portfolio will be smaller than in previous quarters while we work to grow the portfolio with loans that are subject to increased underwriting standards. We expect this process to take two to three quarters. At the same time we will be focused on increasing our efficiency and using technology to reduce future expense growth.
The following table illustrates the activity and evolution in CCBX relationships for the periods presented.

	As of
(unaudited)	September 30, 2023	September 30, 2022
Active	18	19
Friends and family / testing	1	2
Implementation / onboarding	1	0
Signed letters of intent	1	5
Wind down - preparing to exit relationship	1	3
Total CCBX relationships	22	29
Deposit Service Charges and Fees. Deposit service charges and fees include service charges on accounts, point-of-sale fees, merchant services fees and overdraft fees. Together they constitute the largest component of our noninterest income, outside of BaaS income.
Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize a loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without the Bank assuming the interest rate risk. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. The recognition of loan referral fees fluctuates in response to these market conditions and as a result we may recognize more or less, or may not recognize any, loan referral fees in some periods. Current market conditions are making interest rate swap agreements less attractive in the higher rate environment.
Gain on Sales of Loans, net. Gain on sales of loans occurs when we sell certain CCBX loans to the originating partner, in accordance with partner agreements. We sold $320.9 million in CCBX loans during the quarter ended September 30, 2023 and expect to continue selling CCBX loans over the next several months in an effort to optimize and strengthen our portfolio. Gain on sale of loans may also occur when we sell in the secondary market the guaranteed portion (generally

Table of Contents,
75% of the principal balance) of the SBA and U.S. Department of Agriculture (“USDA”) loans that we originate. This activity fluctuates based on SBA and USDA loan activity.
Unrealized (loss)/gain on equity securities, net. During the three and nine months ended September 30, 2023, we recognized an unrealized gain on equity securities of $5,000 and $199,000, respectively, compared to the same periods ended September 30, 2022, when there was an unrealized loss of $133,000 and $135,000, respectively, recognized. We hold $2.9 million in equity securities focused on entities providing products to the BaaS and financial services space.
Other. This category includes a variety of other income-producing activities, credit card fee income, wire transfer fees, interest earned on bank owned life insurance (“BOLI”), and SBA and USDA servicing fees.
Noninterest Expense
Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest components of noninterest expense are BaaS loan and fraud expense and salaries and employee benefits. Noninterest expense also includes operational expenses, such as legal and professional expenses, data processing and software licenses, occupancy, points of sale expense, FDIC assessment, excise taxes, director and staff expenses, marketing and other expenses.
Comparison of the quarter ended September 30, 2023 to the comparable quarter in the prior year
For the three months ended September 30, 2023, noninterest expense totaled $56.5 million, an increase of $5.4 million, or 10.6%, compared to $51.1 million for the three months ended September 30, 2022.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2023	2022
Salaries and employee benefits	$18,087	$14,506	$3,581	24.7%
Legal and professional expenses	4,447	2,251	2,196	97.6
Data processing and software licenses	2,366	1,670	696	41.7
Occupancy	1,224	1,147	77	6.7
Point of sale expense	1,068	742	326	43.9
FDIC assessments	694	850	(156)	(18.4)
Excise taxes	541	588	(47)	(8.0)
Director and staff expenses	529	475	54	11.4
Marketing	169	69	100	144.9
Other	1,523	1,522	1	0.1
Noninterest expense, excluding BaaS loan and BaaS fraud expense	30,648	23,820	6,828	28.7
BaaS loan expense	23,003	15,560	7,443	47.8
BaaS fraud expense	2,850	11,707	(8,857)	(75.7)
BaaS loan and fraud expense	25,853	27,267	(1,414)	(5.2)
Total noninterest expense	$56,501	$51,087	$5,414	10.6%
Comparison of the nine months ended September 30, 2023 to the comparable period in the prior year
For the nine months ended September 30, 2023, noninterest expense totaled $153.1 million, an increase of $33.4 million, or 27.9%, compared to $119.7 million for the nine months ended September 30, 2022.

Table of Contents,
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2023	2022
Salaries and employee benefits	$49,971	$37,829	$12,142	32.1%
Legal and professional expenses	12,154	3,961	8,193	206.8
Data processing and software licenses	6,178	4,719	1,459	30.9
Occupancy	3,586	3,366	220	6.5
Point of sale expense	2,635	1,399	1,236	88.3
FDIC assessments	1,859	2,309	(450)	(19.5)
Director and staff expenses	1,674	1,196	478	40.0
Excise taxes	1,527	1,501	26	1.7
Marketing	379	242	137	56.6
Other	4,135	4,318	(183)	(4.2)
Noninterest expense, excluding BaaS loan and BaaS fraud expense	84,098	60,840	23,258	38.2
BaaS loan expense	62,590	36,079	26,511	73.5
BaaS fraud expense	6,386	22,752	(16,366)	(71.9)
BaaS loan and fraud expense	68,976	58,831	10,145	17.2
Total noninterest expense	$153,074	$119,671	$33,403	27.9%
Summary of significant noninterest expense for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
A description of our largest noninterest expense categories are below:
Salaries and Employee Benefits. Salaries and employee benefits are one of the largest components of noninterest expense and include payroll expense, incentive compensation costs, equity compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits continue to increase primarily due to continued hiring staff for our CCBX segment and additional staff for our ongoing banking related growth initiatives. As our CCBX activities grow, we expect to continue to add employees to support these lines of business. During the three and nine months ended September 30, 2023 salaries and employee benefits included one time expenses of $494,000 as part of our initiative to manage costs going forward. This strategy will focus on improving efficiencies while holding staffing fairly level in 2024. As of September 30, 2023, we had 528 full-time equivalent employees, compared to 442 at September 30, 2022, a 19.5% increase.
Legal and Professional Expenses. Legal and professional costs include legal, audit and accounting expenses, consulting fees, fees for recruiting and hiring employees, and IT related security expenses. These expenses fluctuate with the consulting costs related to risk management, development of contracts for CCBX customers, audit and accounting needs, and are impacted by our reporting cycle and timing of legal and professional services. The expenses also reflect the costs associated with our infrastructure enhancement projects to improve our processing, automate processes, reduce compliance costs and enhance our data management. The increase in legal and professional fees was related to data and risk management, building out our infrastructure and increased consulting expenses for projects and enhanced monitoring. We anticipate that our legal and professional fees will decline as projects have been completed and initiatives are achieved, with legal and professional fees leveling off to approximate first quarter 2023 levels staring in fourth quarter 2023.
Data Processing and Software Licenses. Data processing and software licenses includes expenses related to obtaining and maintaining software required for our various functions. Data processing costs include all of our customer transaction processing and data storage, computer processing, and network costs. Data processing costs grow as we grow and add new products, customers and branches and enhance technology. Additionally, CCBX data processing expenses and software that aids in the reporting of CCBX activities and monitoring of transactions that helps to automate and create other efficiencies in reporting have resulted in increased expenses in the category. These expenses are expected to increase as we invest more in automated processing and as we grow product lines and our CCBX segment. We believe that these investments will give us the ability to hold staffing fairly level in 2024.

Table of Contents,
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
FDIC Assessments. FDIC assessments are assessed to fund the DIF to insure and protect the depositors of insured banks and to resolve failed banks. The assessment rate is based on a number of factors and recalculated each quarter. As deposits increase, the FDIC assessment expense will generally increase. However, our rate has decreased in 2023 as a result of improvement in the various ratios that determine the rate at which insured deposits are assessed, compared to the comparable prior year period. On October 18, 2022 the FDIC finalized an increase of 2 basis points in the initial base deposit insurance assessment rates schedules. The rise is intended to increase the reserve ratio of the Deposit Insurance Fund to 1.35%, the statutory requirement. The increase in the base rates will remain in place until the reserve ratio reaches or exceeds 2.0%.
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
Marketing. Marketing and promotion costs are starting to increase as we deploy more branding and targeted advertising for the community bank and CCBX. We are using more cost-effective advertising options, but expect costs to increase as we expand our marketing plan.
Other. This category includes dues and memberships, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officer’s insurance, donations and miscellaneous other expenses. Provision for unfunded commitments is included in this category for the three and nine months ended September 30, 2022 and included as a provision/recapture for unfunded commitments as an expense/credit for the three and nine months ended September 30, 2023.
BaaS loan and fraud expense. Included in BaaS loan and fraud expense is partner loan expense including overdraft balances and BaaS fraud expense. Partner loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. BaaS fraud expense represents noncredit fraud losses on loans and deposits originated through partners. Fraud losses are recorded when incurred as losses in noninterest expense, and the reimbursement from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. For more information on the accounting for BaaS loan and fraud expenses see the section titled “CCBX – BaaS Reporting Information.”
The following table presents, for the periods indicated, the BaaS loan and fraud expenses:

	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
BaaS loan expense	$23,003	$15,560	$62,590	$36,079
BaaS fraud expense	2,850	11,707	6,386	22,752
Total BaaS loan and fraud expense	$25,853	$27,267	$68,976	$58,831
Income Tax Expense
The amount of income tax expense we incur is impacted by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the

Table of Contents,
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
Comparison of the quarter ended September 30, 2023 to the comparable quarter in the prior year
For the three months ended September 30, 2023, income tax expense totaled $2.8 million, compared to $3.0 million for the three months ended September 30, 2022. The $180,000 decrease in income tax expense is the result of slightly lower net income, partially offset by the addition of various state taxes that are being assessed as CCBX activities and employees expanding into other states, which has increased the overall tax rate used in calculating the provision for income taxes in the current and future periods. The effective tax rate was 21.3% for the three months ended September 30, 2023, compared to 21.1% for the three months ended September 30, 2022. The effective tax rate was higher for the three months ended September 30, 2023 due to the addition of various state taxes that are being assessed as CCBX activities and employees expand into other states.
Comparison of the nine months ended September 30, 2023 to the comparable period in the prior year
For the nine months ended September 30, 2023 income tax expense totaled $9.7 million, compared to $7.6 million for the nine months ended September 30, 2022. The $2.1 million increase in income tax expense is the result of higher net income. Our effective tax rates for the nine months ended September 30, 2023 and 2022 were 21.4% and 21.6%, respectively.
Segment Information
As defined in ASC 280, Segment Reporting, an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on an internal performance measurement accounting system, which provides line of business results. This system uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income and expense. A primary objective of this measurement system and related internal financial reporting practices are to produce consistent results that reflect the underlying financial impact of the segments on the Company and to provide a basis of support for strategic decision making. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Based on these criteria, we have identified three segments: the community bank, CCBX and treasury & administration. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has 22 partners as of September 30, 2023. The treasury & administration segment includes treasury management, overall administration and all other aspects of the Company.
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

Table of Contents,
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

Table of Contents,
The following table presents summary financial information for each segment for the periods indicated:

	September 30, 2023				December 31, 2022
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Assets
Cash and Due from Banks	$4,858	$10,485	$459,603	$474,946	$4,603	$12,899	$324,637	$342,139
Intrabank asset	—	560,463	(560,463)	—	—	254,096	(254,096)	—
Securities	—	—	141,489	141,489	—	—	98,353	98,353
Loans held for sale	—	—	—	—	—	—	—	—
Total loans receivable	1,784,661	1,182,374	—	2,967,035	1,614,752	1,012,504	—	2,627,256
Allowance for credit losses	(21,316)	(79,769)	—	(101,085)	(20,636)	(53,393)	—	(74,029)
All other assets	30,983	118,859	46,038	195,880	25,508	76,111	49,129	150,748
Total assets	$1,799,186	$1,792,412	$86,667	$3,678,265	$1,624,227	$1,302,217	$218,023	$3,144,467
Liabilities
Total deposits	$1,537,468	$1,752,232	$—	$3,289,700	$1,538,218	$1,279,303	$—	$2,817,521
Total borrowings	—	—	47,695	47,695	—	—	47,587	47,587
Intrabank liability	254,268	—	(254,268)	—	80,392	—	(80,392)	—
All other liabilities	7,450	40,180	8,790	56,420	5,617	22,914	7,334	35,865
Total liabilities	$1,799,186	$1,792,412	$(197,783)	$3,393,815	$1,624,227	$1,302,217	$(25,471)	$2,900,973

Table of Contents,
Community bank total assets as of September 30, 2023 increased $175.0 million, or 10.8%, to $1.80 billion, compared to $1.62 billion as of December 31, 2022. Loans receivable net of deferred fees for the community bank segment increased $169.9 million, or 10.5%, to $1.78 billion as of September 30, 2023, compared to $1.61 billion as of December 31, 2022. The increase in community bank loans receivable is the result of gross loan growth of $170.8 million. Total community bank deposits decreased $750,000, or 0.05%, to $1.54 billion, as of September 30, 2023, compared to $1.54 billion as of December 31, 2022. The decrease in community bank deposits was a result of pricing disciplines as some customer sought higher rate products elsewhere. Our cost of deposits for the community bank was 1.31% for the three months ended September 30, 2023.
CCBX total assets as of September 30, 2023 increased $490.2 million, or 37.6%, to $1.79 billion, compared to $1.30 billion as of December 31, 2022. During the nine months ended September 30, 2023, $474.8 million in CCBX loans were transferred to loans held for sale, with $474.8 million in loans sold and no loans remaining in loans held for sale as of September 30, 2023 and December 31, 2022. A portion of these loans were sold at par and a portion were sold with a gain on sale. Pricing is dependent upon the agreement with the partner. The Company sells CCBX loans to manage loan portfolio size by partner and by loan category, with such limits established and documented in the relevant partner agreements. Total CCBX loans receivable increased $169.9 million, or 16.8%, to $1.18 billion as of September 30, 2023, compared to $1.01 billion as of December 31, 2022. The increase in loans receivable is the result of increased activity with CCBX partners. During the quarter ended September 30, 2023, we deliberately reduced our other consumer and other loans portfolio in an effort to optimize loan portfolio and will work to continue growing the CCBX portfolio in future quarters with loans that have lower potential risk of credit deterioration and are more aligned with our long term objectives. CCBX allowance for credit losses increased to $79.8 million as of September 30, 2023, compared to $53.4 million as of December 31, 2022 as a result of increased loss rates and balances on CCBX loans which has increased the allowance calculation/requirement. CCBX partner agreements provide for, and the Company has collected in full, credit enhancements that cover the $36.8 million and $100.0 million in net charge-offs on CCBX loans for the three and nine months ended September 30, 2023. Total CCBX deposits increased $472.9 million, or 37.0%, to $1.75 billion, compared to $1.28 billion as of December 31, 2022 as a result of growth within the CCBX relationships. This does not include an additional $51.9 million in CCBX deposits that were transferred off balance sheet to provide for increased FDIC insurance coverage to certain customers.
Treasury & administration total assets as of September 30, 2023 decreased $131.4 million, or 60.2%, to $86.7 million, compared to $218.0 million as of December 31, 2022. Total securities increased $43.1 million, or 43.9%, to $141.5 million as of September 30, 2023, compared to $98.4 million as of December 31, 2022, as we increased the amount of CRA qualified securities we hold. Total borrowings were $47.7 million as of September 30, 2023 and $47.6 million as of December 31, 2022.

Table of Contents,
The following tables present summary financial information for each segment for the periods indicated:

	Three months ended September 30, 2023				Three months ended September 30, 2022
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Net interest income, before intrabank transfer	$22,306	$35,895	$4,028	$62,229	$20,237	$26,374	$2,578	$49,189
Interest (expense) income intrabank transfer	(3,036)	5,095	(2,059)	—	441	1,321	(1,762)	—
Provision/(recapture) for credit losses - loans	664	26,493	—	27,157	(238)	18,666	—	18,428
Provision for unfunded commitments	—	96	—	96	—	—	—	—
Noninterest income (1)	1,162	33,296	121	34,579	1,139	33,291	(39)	34,391
Noninterest expense	10,065	38,555	7,881	56,501	8,368	34,858	7,861	51,087
Net income before income taxes	9,703	9,142	(5,791)	13,054	13,687	7,462	(7,084)	14,065
Income taxes	2,068	1,951	(1,235)	2,784	2,883	1,572	(1,491)	2,964
Net Income	$7,635	$7,191	$(4,556)	$10,270	$10,804	$5,890	$(5,593)	$11,101
(1)For the three months ended September 30, 2023, CCBX noninterest income includes credit enhancements of $25.9 million, fraud enhancements of $2.9 million, and BaaS program income of $4.4 million. For the three months ended September 30, 2022, CCBX noninterest income includes credit enhancements of $17.9 million, fraud enhancements of $11.7 million and BaaS program income of $3.6 million.

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Total	Community Bank	CCBX	Treasury & Administration	Total
Net interest income, before intrabank transfer	$66,887	$102,311	$9,872	$179,070	$56,011	$58,172	$4,160	$118,343
Interest (expense) income intrabank transfer	(6,605)	11,234	(4,629)	—	872	2,051	(2,923)	—
Provision for credit losses - loans	1,045	122,254	—	123,299	214	45,250	—	45,464
(Recapture)/Provision for unfunded commitments	(203)	107	—	(96)	—	—	—	—
Noninterest income(1)	3,866	138,094	521	142,481	4,052	77,681	136	81,869
Noninterest expense	28,748	102,192	22,134	153,074	23,735	77,792	18,144	119,671
Net income before income taxes	34,558	27,086	(16,370)	45,274	36,986	14,862	(16,771)	35,077
Income taxes	7,409	5,807	(3,509)	9,707	7,982	3,207	(3,619)	7,570
Net Income	$27,149	$21,279	$(12,861)	$35,567	$29,004	$11,655	$(13,152)	$27,507
(1)For the nine months ended September 30, 2023, CCBX noninterest income includes credit enhancements of $119.3 million, fraud enhancements of $6.4 million and BaaS program income of $11.9 million. For the nine months ended September 30, 2022, CCBX noninterest income includes credit enhancements of $45.2 million, fraud enhancements of $22.8 million and BaaS program income of $9.3 million.

Table of Contents,
Comparison of the quarter ended September 30, 2023 to the comparable quarter in the prior year
Net interest income before intrabank interest expense for the community bank was $22.3 million for the quarter ended September 30, 2023, an increase of $2.1 million, or 10.2%, compared to $20.2 million for the quarter ended September 30, 2022. The increase in net interest income is largely due to increased yield on loans resulting from loan growth and higher interest rates. As a result of the community bank having higher average loans than deposits for the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022, intrabank interest expense for the community bank was $3.0 million for the quarter ended September 30, 2023, compared to intrabank interest income of $441,000 for the quarter ended September 30, 2022. There was a provision for credit losses - loans for the community bank of $664,000 for the quarter ended September 30, 2023, compared to a small recapture of $238,000 for the quarter ended September 30, 2022. Net charge-offs to average loans for the community bank segment have remained consistently low and were 0.00% for the quarter ended September 30, 2023 and 0.10% for the quarter ended September 30, 2022. Noninterest income for the community bank was $1.2 million, for the quarter ended September 30, 2023, an increase of $23,000, or 2.0%, compared to $1.1 million for the quarter ended September 30, 2022. Noninterest expenses for the community bank increased $1.7 million, or 20.3%, to $10.1 million as of September 30, 2023, compared to $8.4 million as of September 30, 2022. The increase in noninterest expense is largely due to increased salaries and employee benefits as a result of growth, higher software licenses maintenance and subscription costs related to new reporting software that helps monitor and assess risk and to automate and create efficiencies in reporting, increased legal and professional fees related to data and risk management, building out our infrastructure and increased consulting expenses for projects and enhanced monitoring and other expense increases related to growth.
Net interest income for CCBX before intrabank interest income was $35.9 million for the quarter ended September 30, 2023, an increase of $9.5 million, or 36.1%, compared to $26.4 million for the quarter ended September 30, 2022. The increase in net interest income is due to loan growth and higher interest rates from active CCBX relationships. During the quarter ended September 30, 2023 we sold $320.9 million in higher yielding CCBX loans that have a greater potential for credit deterioration in an effort to optimize our CCBX loan portfolio. The impact of these sales and the changes we are making in an effort to optimize and strengthen the balance sheet are expected to be reflected in our earnings in future periods. We expect to see lower net income in the short term with lower loan yields and compressed margins but we will work to continue growing the CCBX portfolio with loans that we believe will strengthen the balance sheet and provide for long term stability and profitability. As a result of having higher average deposits than loans for the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 intrabank interest income for CCBX was $5.1 million for the quarter ended September 30, 2023, compared to $1.3 million for the quarter ended September 30, 2022. Provision for credit losses - loans was $26.5 million as a result of loan origination growth and as a result of increased loss rates and balances on CCBX loans which has impacted the allowance calculation for the quarter ended September 30, 2023, compared to $18.7 million for the quarter ended September 30, 2022. CCBX partner agreements provide for, and the Company has collected in full, credit enhancements that cover the $36.8 million in net charge-offs on CCBX loans for the quarter ended September 30, 2023. The $26.5 million provision on CCBX loans includes $25.8 million for partner loans with credit enhancement on them and $664,000 on CCBX loans that the Company is responsible for. In accordance with the program agreement, the Company is responsible for credit losses on approximately 10% of a $231.9 million loan portfolio, or $23.2 million in partner loans at September 30, 2023. Noninterest income for CCBX was $33.3 million for the quarter ended September 30, 2023, an increase of $5,000, or 0.0%, compared to $33.3 million for the quarter ended September 30, 2022, due to an increase of $8.0 million in BaaS credit enhancements to establish a credit enhancement asset for future credit losses due from our CCBX partners, $8.9 million decrease in BaaS fraud enhancements and $759,000 in BaaS program income, which was the result of increased activity with broker dealers and digital financial service providers. Noninterest expenses for CCBX increased $3.7 million, or 10.6%, to $38.6 million as of September 30, 2023, compared to $34.9 million as of September 30, 2022. The increase in noninterest expense is largely due to growth from active CCBX relationships resulting in an increase in BaaS loan expense, BaaS fraud expense from increased CCBX loan originations and increased salaries and benefits, for the quarter ended September 30, 2023, compared to the quarter ended September 30, 2022. For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”
Net interest income before intrabank interest expense for treasury & administration was $4.0 million for the quarter ended September 30, 2023, an increase of $1.4 million, or 56.2%, compared to $2.6 million for the quarter ended September 30, 2022, as a result of increased interest rates. Noninterest income increased $160,000, or 410.3%, to $121,000 for the quarter ended September 30, 2023, compared to $(39,000) for the quarter ended September 30, 2022. Noninterest expense was flat at $7.9 million for the quarter ended September 30, 2023 and for the quarter ended September 30, 2022.

Table of Contents,
Comparison of the nine months ended September 30, 2023 to the comparable period in the prior year
Net interest income before intrabank interest expense for the community bank was $66.9 million for the nine months ended September 30, 2023, an increase of $10.9 million, or 19.4%, compared to $56.0 million for the nine months ended September 30, 2022. The increase in net interest income is largely due to increased yield on loans resulting from loan growth and higher interest rates. As a result of the community bank having higher average loans than deposits for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, intrabank interest expense for the community bank was $6.6 million for the nine months ended September 30, 2023, compared to intrabank interest income of $872,000 for the nine months ended September 30, 2022. Provision for credit losses - loans for the community bank was $1.0 million for the nine months ended September 30, 2023, compared to $214,000 for the nine months ended September 30, 2022. Net charge-offs to average loans for the community bank segment have remained consistently low and was 0.00% and 0.03% for the nine months ended September 30, 2023, and 2022, respectively. Noninterest income for the community bank was $3.9 million for the nine months ended September 30, 2023, a decrease of $186,000, or 4.6%, compared to $4.1 million for the nine months ended September 30, 2022. Loan referral fees decreased $127,000 for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The recognition of loan referral fees fluctuates in response to market conditions and as a result we may recognize more or less, or may not recognize any, loan referral fees in some periods. Additionally, in the nine months ended September 30, 2022, there was a $135,000 net unrealized loss on equity securities recognized compared to an unrealized gain of $199,000 in the nine months ended September 30, 2023. Noninterest expenses for the community bank increased $5.0 million, or 21.1%, to $28.7 million as of September 30, 2023, compared to $23.7 million as of September 30, 2022. The increase in noninterest expense is largely due to increased salaries and employee benefits as a result of growth, higher software licenses maintenance and subscription costs related to new reporting software that helps monitor and assess risk and to automate and create efficiencies in reporting, and increased legal and professional fees associated with our infrastructure enhancement projects to improve processing, automate processes, reduce compliance costs, and enhance our data management.
Net interest income for CCBX before intrabank interest income was $102.3 million for the nine months ended September 30, 2023, an increase of $44.1 million, or 75.9%, compared to $58.2 million for the nine months ended September 30, 2022. The increase in net interest income is due to loan growth from active CCBX relationships. During the quarter ended September 30, 2023, we sold $320.9 million in higher yielding CCBX loans that have a greater potential for credit deterioration in an effort to optimize our CCBX loan portfolio. The impact of these sales and the changes we are making in an effort to optimize and strengthen the balance sheet are expected to be reflected in our earnings in future periods. We expect to see lower net income in the short term with lower loan yields and compressed margins but we will work to continue growing the CCBX portfolio with loans that we believe will strengthen the balance sheet and provide for long term stability and profitability. As a result of having higher average deposits than loans for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 intrabank interest income for CCBX was $11.2 million for the nine months ended September 30, 2023, compared to $2.1 million for the nine months ended September 30, 2022. Provision for credit losses - loans was $122.3 million for the nine months ended September 30, 2023, compared to $45.3 million for the nine months ended September 30, 2022, as a result of loan origination growth and as a result of increased loss rates and balances on CCBX loans which has impacted the allowance calculation. Noninterest income for CCBX was $138.1 million for the nine months ended September 30, 2023, an increase of $60.4 million, or 77.8%, compared to $77.7 million for the nine months ended September 30, 2022, due to an increase of $74.1 million in BaaS credit enhancements related to the allowance for credit losses, $16.4 million decrease in BaaS fraud enhancements and $2.6 million increase in total BaaS program income, which was the result of increased activity with broker dealers and digital financial service providers. Noninterest expenses for CCBX increased $24.4 million, or 31.4%, to $102.2 million as of September 30, 2023, compared to $77.8 million as of September 30, 2022. The increase in noninterest expense is largely due to growth from active CCBX relationships resulting in an increase in BaaS loan expense, BaaS fraud expense and increased salaries and benefits, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Also contributing to the increase in noninterest expense is higher legal and professional fees associated with our infrastructure enhancement projects to improve processing, automate processes, reduce compliance costs, and enhance our data management. For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”
Net interest income before intrabank interest expense for treasury & administration was $9.9 million for the nine months ended September 30, 2023, an increase of $5.7 million, or 137.3%, compared to $4.2 million for the nine months ended September 30, 2022, as a result of increased interest rates. Noninterest income increased $385,000, or 283.1%, to $521,000 for the nine months ended September 30, 2023, compared to $136,000 for the nine months ended September 30, 2022. Noninterest expense increased $4.0 million, or 22.0%, to $22.1 million for the nine months ended September 30,

Table of Contents,
2023, compared to $18.1 million for the nine months ended September 30, 2022, largely as a result of increased salaries and employee benefits and legal and professional fees as a result of growth.
Financial Condition
Our total assets increased $533.8 million, or 17.0%, to $3.68 billion at September 30, 2023 from $3.14 billion at December 31, 2022. The increase is primarily the result of $339.8 million increase in loans receivable during the nine months ended September 30, 2023.
Loans Held For Sale
During the quarter ended September 30, 2023, $285.0 million in CCBX loans were transferred to loans held for sale, with $320.9 million in loans sold. A portion of these loans were sold at par and a portion were sold with a gain on sale of $107,000. As of September 30, 2023 and December 31, 2022 there were no loans in loans held for sale.
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
As of September 30, 2023, loans receivable totaled $2.97 billion, an increase of $339.8 million, or 12.9%, compared to December 31, 2022. Total loans receivable is net of $7.4 million in net deferred origination fees. The increase includes CCBX loan growth of $169.9 million, or 16.8%, and community bank loan growth of $170.8 million, or 10.5%.
Loans as a percentage of deposits were 90.2% as of September 30, 2023, compared to 93.3% as of December 31, 2022. We remain focused on serving our communities and markets by growing loans and funding those loans with customer deposits.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30, 2023		As of December 31, 2022
(dollars in thousands; unaudited)	Amount	Percent	Amount	Percent
Commercial and industrial loans:
PPP loans	$3,310	0.1%	$4,699	0.2%
Capital call lines	114,174	3.8	146,029	5.5
All other commercial & industrial loans	213,791	7.2	161,900	6.1
Total commercial and industrial loans:	331,275	11.1	312,628	11.8
Real estate loans:
Construction, land and land development	167,686	5.6	214,055	8.1
Residential real estate	477,147	16.1	449,157	17.1
Commercial real estate	1,237,849	41.6	1,048,752	39.8
Consumer and other loans	760,463	25.6	608,771	23.2
Gross loans receivable	2,974,420	100.0%	2,633,363	100.0%
Net deferred origination fees - PPP loans	(52)		(82)
Net deferred origination fees - all other loans	(7,333)		(6,025)
Loans receivable	$2,967,035		$2,627,256
Loan Yield (1)	10.84%		8.12%
(1)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.

Table of Contents,
The following tables detail the loans by segment which are included in the total loan portfolio table above:

Community Bank	As of
	September 30, 2023		December 31, 2022
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
PPP loans	$3,310	0.2%	$4,699	0.3%
All other commercial & industrial loans	154,922	8.6	146,982	9.1
Real estate loans:
Construction, land and land development loans	167,686	9.4	214,055	13.2
Residential real estate loans	225,372	12.6	204,581	12.6
Commercial real estate loans	1,237,849	69.1	1,048,752	64.7
Consumer and other loans:
Other consumer and other loans	2,483	0.1	1,725	0.1
Gross Community Bank loans receivable	1,791,622	100.0%	1,620,794	100.0%
Net deferred origination fees	(6,961)		(6,042)
Loans receivable	$1,784,661		$1,614,752
Loan Yield(1)	6.20%		5.32%
(1)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.

CCBX	As of
	September 30, 2023		December 31, 2022
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Capital call lines	$114,174	9.6%	$146,029	14.4%
All other commercial & industrial loans	58,869	5.0	14,918	1.5
Real estate loans:
Residential real estate loans	251,775	21.3	244,576	24.2
Consumer and other loans:
Credit cards	440,993	37.3	279,644	27.6
Other consumer and other loans	316,987	26.8	327,402	32.3
Gross CCBX loans receivable	1,182,798	100.0%	1,012,569	100.0%
Net deferred origination (fees) costs	(424)		(65)
Loans receivable	$1,182,374		$1,012,504
Loan Yield - CCBX (1)(2)	17.05%		13.85%
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
Commercial and Industrial Loans. Commercial and industrial loans increased $18.6 million, or 6.0%, to $331.3 million as of September 30, 2023, from $312.6 million as of December 31, 2022. The increase in commercial and industrial loans receivable over December 31, 2022 was due to a $51.9 million increase in other commercial and industrial loans partially offset by a decrease of $31.9 million in capital call lines. Included in the commercial and industrial loan balance is $114.2 million and $146.0 million in capital call lines resulting from relationships with our CCBX partners as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, there were $58.9 million in CCBX other commercial loans, compared to $14.9 million at December 31, 2022.

Table of Contents,
Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory or equipment, and we generally obtain personal guarantees on these loans. Commercial and industrial loans includes $48.6 million and $45.1 million in loans to financial institutions as of September 30, 2023 and December 31, 2022, respectively.
Also included in commercial and industrial loans is $3.3 million and $4.7 million in PPP loans as of September 30, 2023, and December 31, 2022, respectively. The impact of PPP loans on the Company’s financial statements has significantly lessened as nearly all of the PPP loans have been paid off and/or forgiven.
Construction, Land and Land Development Loans. Construction, land and land development loans decreased $46.4 million, or 21.7%, to $167.7 million as of September 30, 2023, from $214.1 million as of December 31, 2022. The decrease is attributed to the completion of a few construction and development projects.
Unfunded loan commitments for construction, land and land development loans were $133.7 million at September 30, 2023, compared to $142.5 million at December 31, 2022. Although we have seen a strong commercial and residential real estate market in the Puget Sound region thus far in 2023, the economic environment is continuously changing with the bank failures earlier this year, inflation, higher interest rates, global unrest, the war in Ukraine and Middle East, political uncertainty, including a potential shutdown of the U.S. government, and trade issues that have resulted in some economic uncertainty and slowing in construction lending.
Construction, land and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing these loans are primarily located in the Puget Sound region and are comprised of both residential and commercial properties, including owner occupied properties and investor properties. As of September 30, 2023, construction, land and land development loans included $91.4 million in commercial construction loans, $8.3 million in undeveloped land loans, $34.0 million in residential construction loans and $34.0 million in other construction, land and land development loans, compared to $100.7 million in commercial construction loans, $44.6 million in undeveloped land loans, $32.9 million in residential construction loans and $35.9 million in other construction, land and land development loans as of December 31, 2022.
Residential Real Estate Loans. Our one-to-four family residential real estate loans increased $28.0 million, or 6.2%, to $477.1 million as of September 30, 2023, from $449.2 million as of December 31, 2022 due to an increase of $20.8 million in community bank loans combined with an increase of $7.2 million in CCBX loans.
As of September 30, 2023, there were $251.8 million in CCBX home equity loans included in residential real estate, compared to $244.6 million at December 31, 2022, as a result of increased activity. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card.
In the past, we have purchased residential mortgages originated through other financial institutions to hold for investment for purposes of diversifying our residential mortgage loan portfolio, meeting certain regulatory requirements and increasing our interest income. We last purchased residential mortgage loans in 2018. As of September 30, 2023 and December 31, 2022, we held $9.0 million and $9.4 million, respectively, in purchased residential real estate mortgage loans. These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards.
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
Commercial Real Estate Loans. Commercial real estate loans increased $189.1 million, or 18.0%, to $1.24 billion as of September 30, 2023, from $1.05 billion as of December 31, 2022.

Table of Contents,
These increases, which occurred across the various segments of our portfolio, were due to our commitment to grow the portfolio in the Puget Sound region. We actively seek commercial real estate loans in our markets and our lenders are experienced in competing for these loans and managing these relationships.
We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, low rise office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10 to 25 year period with balloon payments due at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates. At September 30, 2023, approximately 32.6% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 41.6% of our loan portfolio at September 30, 2023 and are historically our largest source of revenue. As of September 30, 2023, we held $43.1 million in purchased commercial real estate loans, compared to $42.4 million at December 31, 2022. Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans, and remains diligent in communicating and proactively working with borrowers to help mitigate potential credit deterioration.
Consumer and Other. Consumer and other loans increased $151.7 million, or 24.9%, to $760.5 million, from $608.8 million as of December 31, 2022, as a result of growth in CCBX loans originated through our partners. We sold $320.9 million in CCBX loans during the quarter ended September 30, 2023. We intentionally reduced the CCBX other consumer and other loans portfolio in an effort to optimize and strengthen our balance sheet and expect that additional loans will be sold in the coming months as we continue working to optimize our balance sheet. We will continue growing our CCBX portfolio with loans that we believe are lower risk and more aligned with our long term portfolio and profitability objectives.
CCBX consumer loans totaled $758.0 million as of September 30, 2023, compared to $607.0 million at December 31, 2022. CCBX consumer loans include installment loans, credit cards, lines of credit and other loans. Our community bank consumer and other loans totaled $2.5 million as of September 30, 2023, compared to $1.7 million at December 31, 2022 and are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans.
Industry Exposure and Categories of Loans
We have a diversified loan portfolio, representing a wide variety of industries. Our major categories of loans are commercial real estate, consumer and other loans, residential real estate, commercial and industrial, and construction, land and land development loans. Together they represent $2.97 billion in outstanding loan balances. When combined with $2.35 billion in unused commitments the total of these categories is $5.33 billion. However, total exposure on CCBX loans is subject to portfolio and partner maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our community bank loan commitments by industry for our commercial real estate portfolio as of September 30, 2023:

Table of Contents,

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Community bank commercial real estate loans
Apartments	$333,685	$10,653	$344,338	6.5%	$3,178	105
Hotel/Motel	164,501	1,328	165,829	3.1	6,327	26
Convenience Store	118,821	1,286	120,107	2.2	2,085	57
Mixed use	90,423	2,666	93,089	1.7	1,064	85
Warehouse	108,568	2,203	110,771	2.1	1,939	56
Office	85,214	3,469	88,683	1.7	926	92
Retail	96,287	675	96,962	1.8	953	101
Mini Storage	60,387	2,942	63,329	1.2	3,019	20
Strip Mall	45,657	—	45,657	0.9	5,707	8
Manufacturing	38,038	1,800	39,838	0.7	1,153	33
Groups < 0.70% of total	96,268	4,772	101,040	1.9	1,174	82
Total	$1,237,849	$31,794	$1,269,643	23.8%	$1,861	665
As illustrated in the table below, our CCBX partners originate a large number of mostly smaller dollar loans, resulting in an average consumer loan balance of just $1,400.
The following table summarizes our loan commitments by category for our consumer and other loan portfolio as of September 30, 2023:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX consumer loans
Credit cards	$440,993	$1,000,320	$1,441,313	27.1%	$1.6	279,714
Installment loans	310,719	—	310,719	5.8	1.5	213,011
Lines of credit	3,934	1,689	5,623	0.1	0.1	39,614
Other loans	2,334	—	2,334	0.1	0.1	17,577
Community bank consumer loans
Installment loans	1,232	—	1,232	0.0	51.3	24
Lines of credit	150	573	723	0.0	3.7	41
Other loans	1,101	—	1,101	0.0	3.6	309
Total	$760,463	$1,002,582	$1,763,045	33.1%	$1.4	550,290
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.

Table of Contents,
The following table summarizes our loan commitments by category for our residential real estate portfolio as of September 30, 2023:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX residential real estate loans
Home equity line of credit	$251,775	$429,893	$681,668	12.8%	$24	10,384
Community bank residential real estate loans
Closed end, secured by first liens	194,696	3,740	198,436	3.7	620	314
Home equity line of credit	21,342	41,943	63,285	1.2	100	214
Closed end, second liens	9,334	1,667	11,001	0.2	301	31
Total	$477,147	$477,243	$954,390	17.9%	$44	10,943
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our loan commitments by industry for our commercial and industrial loan portfolio as of September 30, 2023:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Capital Call Lines	$114,174	$630,668	$744,842	14.0%	$723	158
Retail	58,586	6,131	64,717	1.2	19	3,063
Construction/Contractor Services	24,988	25,743	50,731	1.0	134	186
Financial Institutions	48,648	—	48,648	0.9	4,054	12
Medical / Dental / Other Care	19,249	8,045	27,294	0.5	802	24
Manufacturing	8,479	5,093	13,572	0.3	193	44
Groups < 0.30% of total	57,151	30,776	87,927	1.6	107	534
Total	$331,275	$706,456	$1,037,731	19.5%	$82	4,021
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.

Table of Contents,
The following table details our community bank loan commitments by category for our construction, land and land development loan portfolio as of September 30, 2023:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Community bank construction, land and land development loans
Commercial construction	$91,396	$106,144	$197,540	3.7%	$5,376	17
Undeveloped land loans	8,310	6,281	14,591	0.3	554	15
Residential construction	33,971	13,095	47,066	0.9	1,415	24
Developed land loans	21,369	3,732	25,101	0.5	763	28
Land development	12,640	4,443	17,083	0.3	843	15
Total	$167,686	$133,695	$301,381	5.7%	$1,694	99
Nonperforming Assets
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by applicable regulations. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. Installment (closed end) consumer loans and revolving (open-ended loans, such as credit cards) originated through CCBX partners continue to accrue interest until they are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards). These consumer loans are reported out as nonperforming/substandard loans, 90+ days past due and still accruing. As a result of the type of loans (primarily consumer loans) originated through our CCBX partners, we anticipate that balances 90 days past due or more and still accruing will increase as those loans grow. We have, however, began a process of selling CCBX loans that we believe have a greater risk of credit deterioration and plan to grow the CCBX loan portfolio with loans that we believe have a lower risk of deterioration. When loans are placed on nonaccrual status, all unpaid accrued interest is reversed from income and all interest accruals are stopped. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal balance. Loans are returned to accrual status if we believe that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on nonaccrual status. We define nonperforming loans as loans on nonaccrual status and accruing loans 90 days or more past due. Nonperforming assets also include other real estate owned and repossessed assets.
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

We had $43.5 million in nonperforming assets as of September 30, 2023, compared to $33.2 million as of December 31, 2022. This includes $36.2 million in CCBX loans more than 90 days past due and still accruing interest as of September 30, 2023, compared to $26.1 million at December 31, 2022. All of our nonperforming assets were nonperforming loans as of September 30, 2023 and December 31, 2022. Our nonperforming loans to loans receivable ratio was 1.47% at September 30, 2023, compared to 1.26% at December 31, 2022. The increase in nonperforming assets was due to a $10.1 million increase in CCBX partner loans that are 90 days or more past due and still accruing interest. Additionally, community bank nonaccrual loans increased $243,000 during the nine months ended September 30, 2023 to $7.3 million and includes a multifamily loan for $6.9 million which is well secured.

Table of Contents,
Our community bank credit quality remains strong, as demonstrated by the low level of community bank charge-offs and nonperforming loan balance for the nine months ended September 30, 2023. CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses, when accruing consumer loans originated through CCBX partners are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards).
The following table presents information regarding nonperforming assets at the dates indicated:

(dollars in thousands; unaudited)	As of September 30, 2023	As of December 31, 2022
Nonaccrual loans:
Commercial and industrial loans	$2	$113
Real estate loans:
Construction, land and land development	—	66
Residential real estate	176	—
Commercial real estate	7,145	6,901
Total nonaccrual loans	7,323	7,080
Accruing loans past due 90 days or more:
Commercial & industrial loans	1,387	404
Real estate loans:
Residential real estate loans	1,462	876
Consumer and other loans:
Credit cards	24,807	10,570
Other consumer and other loans	8,561	14,245
Total accruing loans past due 90 days or more	36,217	26,095
Total nonperforming loans	43,540	33,175
Real estate owned	—	—
Repossessed assets	—	—
Modified loans for borrowers experiencing financial difficulty	—	—
Total nonperforming assets	$43,540	$33,175
Total nonaccrual loans to loans receivable	0.25%	0.27%
Total nonperforming loans to loans receivable	1.47%	1.26%
Total nonperforming assets to total assets	1.18%	1.06%

Table of Contents,
The following tables detail nonperforming assets by segment which are included in the total nonperforming assets table above:

Community Bank	As of
(dollars in thousands; unaudited)	September 30, 2023	December 31, 2022
Nonaccrual loans:
Commercial and industrial loans	$2	$113
Real estate:
Construction, land and land development	—	66
Residential real estate	176	—
Commercial real estate	7,145	6,901
Total nonaccrual loans	7,323	7,080
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	—	—
Total nonperforming loans	7,323	7,080
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$7,323	$7,080
Total nonperforming community bank loans to total loans receivable	0.25%	0.27%

CCBX	As of
(dollars in thousands; unaudited)	September 30, 2023	December 31, 2022
Nonaccrual loans	$—	$—
Accruing loans past due 90 days or more:
Commercial & industrial loans	1,387	404
Real estate loans:
Residential real estate loans	1,462	876
Consumer and other loans:
Credit cards	24,807	10,570
Other consumer and other loans	8,561	14,245
Total accruing loans past due 90 days or more	36,217	26,095
Total nonperforming loans	36,217	26,095
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$36,217	$26,095
Total nonperforming CCBX loans to total loans receivable	1.22%	0.99%
As of September 30, 2023, $34.7 million of the $36.2 million in nonperforming CCBX loans were covered by CCBX partner credit enhancements. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses. Under the agreement, the CCBX partner will indemnify or reimburse the Bank for its loss/charge-off on these loans.
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

Table of Contents,
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
As of September 30, 2023, the allowance for credit losses totaled $101.1 million, or 3.41% of total loans. As of December 31, 2022, the allowance for loan losses totaled $74.0 million, or 2.82% of total loans. Effective January 1, 2023 the Company implemented the CECL allowance model which calculates reserves over the life of the loan and is largely driven by portfolio characteristics, economic outlook, and other key methodology assumptions versus the incurred loss model, which is what we were previously using. As a result of implementing CECL, there was a one-time adjustment to the 2023 opening allowance balance of $3.9 million. The day one CECL adjustment for community bank loans included a reduction of $310,000 to the community bank allowance driven by the reversal of the unallocated balance and a reduction of $340,000 related to the community bank unfunded commitment reserve also driven by the reversal of the unallocated balance. This was offset by an increase to the CCBX allowance for $4.2 million. With the mirror image approach accounting related to the contingent credit enhancement asset for CCBX partner loans, there was a CECL day one increase to the indemnification asset in the amount of $4.5 million. Net, the day one impact to retained earnings for the Bank’s transition to CECL was an increase of $954,000, excluding the impact of income taxes.
The increase in the Company’s allowance for credit losses for the quarter ended September 30, 2023 compared to December 31, 2022, is largely related to the provision for CCBX partner loans. During the nine months ended September 30, 2023, a $122.3 million provision for credit losses - loans was recorded for CCBX partner loans based on management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a provision for credit losses - loans of $1.0 million was needed for the nine months ended September 30, 2023. The economic environment is continuously changing with the bank failures earlier this year, inflation, higher interest rates, global unrest, the war in Ukraine and Middle East, political uncertainty, including a potential shutdown of the U.S. government, and trade issues that have resulted in some economic uncertainty. As described above, CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses.

Table of Contents,
Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by indemnifying and/or reimbursing incurred losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans and reclassified negative deposit accounts. When the provision for credit losses - loans and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner's legal commitment to indemnify or reimburse losses. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner or taken from the partner's cash reserve account. BaaS fraud includes noncredit fraud losses on loans and deposits originated through partners. Agreements with our CCBX partners also provide protection to the Bank from fraud by indemnifying and/or reimbursing incurred fraud losses. Fraud losses are recorded when incurred as losses in noninterest expense, and the enhancement received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. CCBX partners also pledge a cash reserve account at the Bank which the Bank can collect from when losses occur. That account is then replenished by the partner on a regular interval. Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by indemnifying or reimbursing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligations to replenish their cash reserve account then the Bank would be exposed to additional losses, as a result of this counterparty risk. If a CCBX partner does not replenish their cash reserve account then the Bank can declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. The Bank would write-off any remaining credit enhancement asset from the CCBX partner but would retain the full yield and any fee income on the loan portfolio going forward, and BaaS loan expense would decrease once default occurred and payments to the CCBX partner were stopped.
The following table presents, as of and for the periods indicated, net charge-off information by segment:

	Three Months Ended
	September 30, 2023			September 30, 2022
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$3	$37,876	$37,879	$411	$8,102	$8,513
Gross recoveries	(3)	(1,042)	(1,045)	(3)	(6)	(9)
Net charge-offs	$—	$36,834	$36,834	$408	$8,096	$8,504
Net charge-offs to average loans (1)	0.00%	11.16%	4.77%	0.10%	3.59%	1.38%
(1)Annualized calculations shown for periods presented.

	Nine Months Ended
	September 30, 2023			September 30, 2022
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$62	$104,283	$104,345	$418	$14,445	$14,863
Gross recoveries	(8)	(4,242)	(4,250)	(43)	(6)	(49)
Net charge-offs	$54	$100,041	$100,095	$375	$14,439	$14,814
Net charge-offs to average loans (1)	0.00%	11.01%	4.59%	0.03%	2.94%	0.93%
(1)Annualized calculations shown for periods presented.

Table of Contents,
The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(dollars in thousands; unaudited)	2023	2022	2023	2022
Allowance at beginning of period	$110,762	$49,358	$74,029	$28,632
Impact of adopting CECL (ASC 326)	—	—	3,852	—
Provision for credit losses	27,157	18,428	123,299	45,464
Charge-offs:
Commercial and industrial loans	2,328	360	3,515	398
Residential real estate	1,476	105	3,158	105
Consumer and other	34,075	8,048	97,672	14,360
Total charge-offs	37,879	8,513	104,345	14,863
Recoveries:
Commercial and industrial loans	1	2	4	39
Residential real estate	2	—	2	—
Consumer and other	1,042	7	4,244	10
Total recoveries	1,045	9	4,250	49
Net charge-offs	36,834	8,504	100,095	14,814
Allowance at end of period	$101,085	$59,282	$101,085	$59,282
Allowance for credit losses to nonaccrual loans	1380.38%	839.57%	1380.38%	839.57%
Allowance to nonperforming loans	232.17%	259.08%	232.17%	259.08%
Allowance to loans receivable	3.41%	2.36%	3.41%	2.36%

The allowance for credit losses to nonaccrual loans ratio increased as of September 30, 2023, compared to September 30, 2022 as a result of an increase of $262,000 in nonaccrual community bank loans, combined with an increase of $41.8 million in the allowance for credit losses. The increase in the allowance for credit losses for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, is largely related to the increase in the allowance for loans originated through our CCBX partners. CCBX partner agreements provide for, and the Company has collected in full, credit enhancements that cover the $36.8 million and $100.0 million in net charge-offs on CCBX loans for the three and nine months ended September 30, 2023. At September 30, 2023, the allowance for credit losses for CCBX partner loans totaled $79.8 million, compared to $39.1 million at September 30, 2022.
The following table presents the loans receivable and allowance for credit losses by segment for the periods indicated:

	As of September 30, 2023			As of December 31, 2022
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Loans receivable	$1,784,661	$1,182,374	$2,967,035	$1,614,752	$1,012,504	$2,627,256
Allowance for credit losses	(21,316)	(79,769)	(101,085)	(20,636)	(53,393)	(74,029)
Allowance for credit losses to total loans receivable	1.19%	6.75%	3.41%	1.28%	5.27%	2.82%
Although we believe that we have established our allowance for credit losses in accordance with GAAP and that the allowance for credit losses was adequate to provide for expected losses in the portfolio at all times shown above, future provisions for credit losses will be subject to ongoing evaluations of the risks in our loan portfolio. We continue to have a low level of charge-offs and nonperforming community bank loans, however, the economic environment is continuously changing with the bank failures earlier this year, inflation, higher interest rates, global unrest, the war in Ukraine and Middle East, political uncertainty, including a potential shutdown of the U.S. government, and trade issues that have resulted in some economic uncertainty. If economic conditions worsen then Washington state and Puget Sound region may

Table of Contents,
experience a more severe economic downturn, and our asset quality could deteriorate, which may require material additional provisions for credit losses.
Securities
We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits or other business purposes. At September 30, 2023, 70.0% of our investment portfolio consisted of U.S. Treasury securities. The remainder of our securities portfolio was invested in municipal bonds, U.S. Agency collateralized mortgage obligations and U.S. Agency residential mortgage-backed securities. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At September 30, 2023, our loan-to-deposit ratio was 90.2% due to our strong growth in both loans and deposits. Our securities portfolio represented less than 5% of assets. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we may invest excess funds to provide a higher return.
As of September 30, 2023, the amortized cost of our investment securities totaled $142.8 million, an increase of $41.5 million, or 41.0%, compared to $101.3 million as of December 31, 2022. The increase in the securities portfolio was due to the purchase of twelve securities for $41.6 million during the nine months ended September 30, 2023. These securities were purchased for CRA purposes and placed in our held-to-maturity portfolio.
Our investment portfolio consists of securities classified as AFS and, to a lesser amount, held-to-maturity. The carrying values of our investment securities classified as AFS are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. As of September 30, 2023, our AFS portfolio has an unrealized loss of $1.3 million, compared to an unrealized loss of $3.0 million as of December 31, 2022.
The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of September 30, 2023		As of December 31, 2022
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$99,988	$98,644	$99,967	$97,015
U.S. Agency collateralized mortgage obligations	49	45	54	51
U.S. Agency residential mortgage-backed securities	—	—	1	1
Municipal bonds	250	250	250	250
Total available-for-sale securities	100,287	98,939	100,272	97,317
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	42,550	40,863	1,036	916
Total held-to-maturity securities	42,550	40,863	1,036	916
Total investment securities	$142,837	$139,802	$101,308	$98,233
We held a $2.2 million equity interest in a financial technology company as of September 30, 2023 and December 31, 2022, which consists of common stock and preferred shares.
Additionally, we held a $350,000 equity interest in a technology company of September 30, 2023 and December 31, 2022.
We invest in investment funds that are designed to help accelerate technology adoption at banks and have invested in three separate funds. These funds are carried at fair value as reported by the funds. During the nine months ended September 30, 2023, we contributed a net $13,000 with investment funds designed to help accelerate technology adoption at banks, and recognized net gains of $199,000, resulting in an equity interest of $669,000 at September 30, 2023. The Company has committed up to $713,000 in capital for these investment funds, however, the Company is not obligated to fund these commitments prior to a capital call.

Table of Contents,
Other Assets
Deferred tax assets, net decreased $14.1 million to $4.4 million and other assets increased $9.8 million to $14.0 million as of September 30, 2023, compared to December 31, 2022. This is the result of a change in estimate related to taxable income. Previously, we included credit enhancement income as taxable income when it was recorded as a receivable. Since the receivable is only realized when a future credit loss occurs and is reversed when a loss does not occur, we revisited the tax treatment. In our re-examination we adjusted the practice to tax the activity at the time the related losses are recognized and the corresponding receivable is realized as income. As a result of this change in estimate, pre-paid taxes, which is included in other assets, is $9.8 million as of September 30, 2023 compared to $1.3 million as of December 31, 2022, and deferred tax assets, net is $4.4 million, as of September 30, 2023 compared to $18.5 million as of December 31, 2022.
Deposits
We offer a variety of deposit products that have a wide range of interest rates and terms, including demand, money market, savings, and time accounts as well as IntraFi network reciprocal sweep deposits. Sweep deposits enable us to provide an FDIC insured deposit option to customers that have balances in excess of the FDIC insurance limit. This service trades our customers’ funds as certificates of deposit or interest bearing demand deposits in increments under the FDIC insured amount to other participating financial institutions and in exchange we receive time deposit or interest bearing demand investments from participating financial institutions in a reciprocal agreement. We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels (internet and mobile), and personalized service to attract new deposits and retain existing deposits. Additionally, we offer deposit products through our CCBX segment. CCBX deposits are generally classified as interest bearing negotiable order of withdrawal (“NOW”) and money market accounts. CCBX deposit products allow us to offer a broader range of partner specific products, which include products designed to reach specific under-served or under-banked populations served by our CCBX partners.
Total deposits as of September 30, 2023 were $3.29 billion, an increase of $472.2 million, or 16.8%, compared to $2.82 billion as of December 31, 2022. The increase in deposits was largely in core deposits, which increased $582.6 million to $3.27 billion from $2.69 billion at December 31, 2022. We define core deposits as all deposits except time deposits and brokered deposits. The $582.6 million increase in core deposits was largely a result of customer movement from noninterest to interest bearing accounts. Our cost of deposits for the community bank was 1.31% for the three months ended September 30, 2023. BaaS-brokered deposits are now classified as NOW accounts due to a change in the relationship agreement with one of our partners; these deposits increased $167.7 million to $269.2 million as of September 30, 2023. Additionally, during the quarter we started sweeping deposits for an additional CCBX partner as a result of deposit growth, which increased the amount of CCBX deposits that were transferred off balance sheet for increased FDIC insurance coverage to $51.9 million as of September 30, 2023.
Included in total deposits is $1.75 billion in CCBX deposits, an increase of $472.9 million, or 37.0%, compared to $1.28 billion as of December 31, 2022. CCBX customer deposit relationships include deposits with CCBX end customers, operating and non-operating deposit accounts. The deposits from our CCBX segment are generally classified as interest bearing NOW and money market accounts.
Total noninterest bearing deposits as of September 30, 2023 were $651.8 million, a decrease of $123.2 million, or 15.9%, compared to $775.0 million as of December 31, 2022. Noninterest bearing deposits represent 19.8% and 27.5% of total deposits for September 30, 2023 and December 31, 2022, respectively.
Total interest bearing account balances, excluding time deposits, as of September 30, 2023 were $2.62 billion, an increase of $604.2 million, or 30.0%, compared to $2.01 billion as of December 31, 2022. The $604.2 million increase is the due in part to former BaaS-brokered deposits now being classified as NOW accounts due to a change in the relationship agreement with one of our partners in the first quarter of 2023, combined with CCBX growth in interest bearing deposits and a community bank increase in interest bearing deposits of $118.3 million. Included in total deposits is $296.4 million in IntraFi network reciprocal NOW and money market sweep accounts as of September 30, 2023, which provides our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.
Total time deposit balances as of September 30, 2023 were $20.6 million, a decrease of $8.8 million, or 30.0%, from $29.4 million as of December 31, 2022. The decrease is due to the strong increase in core deposits, and our focus on core deposits and letting higher rate deposits run off as they mature. We have seen competitors increase rates on time deposits, and we have not globally matched their rates in response as we focus on growing and retaining less costly core deposits.

Table of Contents,
The following table sets forth deposit balances at the dates indicated:

	As of September 30, 2023		As of December 31, 2022
(dollars in thousands; unaudited)	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
Demand, noninterest bearing	$651,786	19.8%	$775,012	27.5%
NOW and money market	2,532,668	77.0	1,804,399	64.0
Savings	84,628	2.6	107,117	3.8
Total core deposits	3,269,082	99.4	2,686,528	95.3
Brokered deposits	1	—	101,546	3.6
Time deposits less than $100,000	8,635	0.2	12,596	0.5
Time deposits $100,000 and over	11,982	0.4	16,851	0.6
Total	$3,289,700	100.0%	$2,817,521	100.0%
Cost of deposits (1)	3.14%		1.56%
(1)Cost of deposits is annualized for the three months ended for each period presented.
The following tables detail the deposits for the segments which are included in the total deposit portfolio table above:

Community Bank	As of
	September 30, 2023		December 31, 2022
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$584,004	38.0%	$694,179	45.2%
NOW and money market	852,747	55.5	709,490	46.1
Savings	80,099	5.2	105,101	6.8
Total core deposits	1,516,850	98.7	1,508,770	98.1
Brokered deposits	1	0.0	1	0.0
Time deposits less than $100,000	8,635	0.5	12,596	0.8
Time deposits $100,000 and over	11,982	0.8	16,851	1.1
Total Community Bank deposits	$1,537,468	100.0%	$1,538,218	100.0%
Cost of deposits(1)	1.31%		0.37%
(1)Cost of deposits is annualized for the three months ended for each period presented.

CCBX	As of
	September 30, 2023		December 31, 2022
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$67,782	3.9%	$80,833	6.3%
NOW and money market	1,679,921	95.9	1,094,909	85.6
Savings	4,529	0.2	2,016	0.2
Total core deposits	1,752,232	100.0	1,177,758	92.1
BaaS-brokered deposits	—	—	101,545	7.9
Total CCBX deposits	$1,752,232	100.0%	$1,279,303	100.0%
Cost of deposits (1)	4.80%		3.13%
(1)Cost of deposits is annualized for the three months ended for each period presented.

Table of Contents,
The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(dollars in thousands; unaudited)	As of September 30, 2023	As of December 31, 2022
Maturity Period:
Three months or less	$4,306	$4,067
Over three through six months	3,630	2,957
Over six through twelve months	2,048	5,892
Over twelve months	1,998	3,935
Total	$11,982	$16,851
Weighted average maturity (in years)	0.77	0.76
Average deposits for the three months ended September 30, 2023 were $3.21 billion, an increase of 16.4% compared to $2.76 billion for the three months ended September 30, 2022. The increase in average deposits was primarily due to an increase in core deposits, primarily in interest rate bearing deposits. We expect deposits to increase with continued growth in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by branch managers, treasury service personnel and lenders.
The average rate paid on total deposits was 3.14% for the three months ended September 30, 2023, compared to 0.82% for the three months ended September 30, 2022. The average rate paid on NOW and money market accounts increased 2.95% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The average rate paid on time deposits of less than $100,000 increased 0.17% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The average rate paid on time deposits greater than $100,000 increased 0.16% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The average rate paid on savings increased 0.24% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The overall higher average rate paid on interest bearing accounts in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 is due to the recent interest rate increases by the FOMC. While we continue working to hold down deposit costs, any additional FOMC interest rate increases will increase our cost of deposits and result in higher interest expense on interest bearing deposits.
The average rate paid on total deposits was 2.69% for the nine months ended September 30, 2023, compared to 0.41% for the nine months ended September 30, 2022. The average rate paid on NOW and money market accounts increased 3.04% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The average rate paid on time deposits of less than $100,000 increased 0.03% for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The average rate paid on time deposits greater than $100,000 decreased 0.68% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, due to the recognition of additional interest expense of $130,000 during the nine months ended September 30, 2022 to correct interest on CDs from a previous period. The average rate paid on savings was 0.22% for the nine months ended September 30, 2023, compared to 0.04% for the nine months ended September 30, 2022. The overall higher average rate paid on interest bearing accounts in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is due to the recent interest rate increases by the FOMC.

Table of Contents,
The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
(dollars in thousands; unaudited)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)
Demand, noninterest bearing	$698,532	0.00%	$807,952	0.00%	$730,292	0.00%	$987,343	0.00%
NOW and money market	2,406,709	4.18	1,734,937	1.23	2,150,947	3.72	1,413,657	0.68
Savings	84,775	0.29	108,097	0.05	94,092	0.22	105,568	0.04
BaaS-brokered deposits	1	0.00	74,687	1.67	34,720	4.08	70,815	0.87
Time deposits less than $100,000	9,260	0.43	13,625	0.26	10,529	0.32	14,306	0.29
Time deposits $100,000 and over	14,348	0.41	21,824	0.25	15,346	0.34	24,419	1.02
Total deposits	$3,213,625	3.14%	$2,761,122	0.82%	$3,035,926	2.69%	$2,616,108	0.41%
(1)Annualized calculations shown for periods presented.
The ratio of average noninterest bearing deposits to average total deposits for the three and nine months ended September 30, 2023 was 21.7% and 24.1%, respectively, compared to 29.3% and 37.7%, respectively, for the three and nine months ended September 30, 2022.
Uninsured Deposits
The FDIC insures our deposits up to $250,000 per depositor, per insured bank for each account ownership category. Deposits that exceed insurance limits are uninsured. At September 30, 2023, deposits totaled $3.29 billion, of which total estimated uninsured deposits were $599.0 million, or 18.2% of total deposits, compared to $835.8 million, or 29.7% of total deposits as of December 31, 2022. At September 30, 2022, deposits totaled $2.84 billion, of which total estimated uninsured deposits were $867.7 million, or 30.6% of total deposits. The Bank is using sweep deposits to provide our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.
Estimated uninsured time deposits totaled $1.9 million as of September 30, 2023. The table below shows the estimated uninsured time deposits, by account, for the maturity periods indicated:

(dollars in thousands; unaudited)	As of September 30, 2023
Maturity Period:
Three months or less	$248
Over three through six months	1,235
Over six through twelve months	51
Over twelve months	404
Total	$1,938
Borrowings
We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of September 30, 2023 and September 30, 2022, total borrowing capacity of $442.2 million and $28.2 million, respectively, was available under this arrangement. As of September 30, 2023 and 2022, Federal Reserve advances totaled zero. Additional loans were pledged during the first nine months of 2023 to significantly increase the borrowing capacity of the Bank in the event of a liquidity crisis.

Table of Contents,
Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of September 30, 2023 and September 30, 2022, we had borrowing capacity of $135.7 million and $136.6 million, respectively, with the FHLB. As of September 30, 2023 and 2022, FHLB advances totaled zero.
The table below provides details on the FHLB advance borrowings for the periods indicated:

	As of and For the Three Months Ended September 30,		As of and For the Nine Months Ended September 30,
(dollars in thousands; unaudited)	2023	2022	2023	2022
Maximum amount outstanding at any month-end during period:	$—	$—	$—	$24,999
Average outstanding balance during period:	$—	$—	$—	$8,058
Weighted average interest rate during period:	—%	—%	—%	1.13%
Balance outstanding at end of period:	$—	$—	$—	$—
Weighted average interest rate at end of period:	—%	—%	—%	—%
Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I (the “Trust”), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. Prior to June 30, 2023, the debentures bore interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. Beginning with rate adjustments subsequent to June 30, 2023, the rate is based off three-month CME Term SOFR plus 0.26%. The effective rate as of September 30, 2023 and December 31, 2022 was 7.77% and 6.87%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture, subject to Federal Reserve approval. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.
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

Table of Contents,
Liquidity and Capital Resources
Liquidity Management
Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, and operational, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity management. Deposits obtained through our CCBX segment are a significant source of liquidity for us. If a relationship with a large CCBX partner terminates, the exit of those deposits could have an adverse impact on liquidity. Partner program agreements govern the relationship and are valid for a given period of time. Prior to exiting, the partner would need to provide us adequate notice as stipulated in the agreement that they were not going to renew the program agreement and intend to move the deposits. The movement to an alternate BaaS provider is cumbersome and would be over a period of time, which would allow us the opportunity to put alternate liquidity in place; those options are more fully discussed below. As of September 30, 2023, we have 1 partner with deposits that are in excess of 10% of total deposits and represent 28% of total deposits.
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
The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs. During the nine months ended September 30, 2023, the Company contributed $15.0 million to the Bank. The Company currently holds $6.5 million in cash for debt servicing and operating purposes. In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs.

Table of Contents,
For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs and targets a minimum liquidity ratio of 10%. Both of these minimum liquidity levels are on-balance sheet sources. Per policy and the Bank’s liquidity contingency plan, in event of a liquidity emergency the Bank can utilize wholesale funds in an amount up to 30% of assets. Since the Bank uses only a small portion of its borrowing or wholesale funding capacity, the Bank has access to borrow funds if needed in a liquidity emergency.
Capital Adequacy
Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital levels relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank level. Because the Company’s consolidated assets exceeded $3.0 billion as of September 30, 2022, the Company is no longer eligible for the Federal Reserve’s Small Bank Holding Company Policy Statement and will be evaluated relative to the capital adequacy standards established by the Federal Reserve. Additionally, as of September 30, 2023, the Company’s consolidated assets are in excess of $3.0 billion, and as a consequence, beginning in March 2024, the Company will no longer prepare and file financial reports with the Federal Reserve as a small bank holding company.
As of September 30, 2023, and December 31, 2022, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control growth in order to remain in compliance with all regulatory capital standards applicable to us. In addition, the Company maintains an effective registration statement on Form S-3 with the Securities and Exchange Commission which allows the Company to raise additional capital in an amount up to $115.5 million. The Company raised $34.5 million in December 2021. The Company, through a private placement, raised $25.0 million in subordinated debt in 2021 and repaid $10.0 million of subordinated debt with the proceeds and used the remainder for general corporate purposes. On November 1, 2022 the Company, through a private placement, raised $20.0 million of subordinated debt with the proceeds to be used for general corporate purposes. The Company contributed $15.0 million of the capital raised to the Bank in March 2023.

Table of Contents,
The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes(1)		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
(dollars in thousands; unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Tier 1 Leverage Capital (to average assets)
Company	$289,014	8.03%	$143,924	4.00%	N/A	N/A
Bank Only	323,387	8.99%	143,808	4.00%	179,760	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	285,514	9.00%	142,812	4.50%	N/A	N/A
Bank Only	323,387	10.21%	142,568	4.50%	205,932	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	289,014	9.11%	190,416	6.00%	N/A	N/A
Bank Only	323,387	10.21%	190,091	6.00%	253,455	8.00%
Total Capital (to risk-weighted assets)
Company	374,449	11.80%	253,888	8.00%	N/A	N/A
Bank Only	363,755	11.48%	253,455	8.00%	316,818	10.00%
December 31, 2022
Tier 1 Leverage Capital (to average assets)
Company	$249,250	7.97%	$125,141	4.00%	N/A	N/A
Bank Only	267,699	8.56%	125,025	4.00%	156,281	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	245,750	8.92%	124,027	4.50%	N/A	N/A
Bank Only	267,699	9.73%	123,822	4.50%	178,854	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	249,250	9.04%	165,370	6.00%	N/A	N/A
Bank Only	267,699	9.73%	165,096	6.00%	220,128	8.00%
Total Capital (to risk-weighted assets)
Company	329,203	11.94%	220,493	8.00%	N/A	N/A
Bank Only	302,595	11.00%	220,128	8.00%	275,160	10.00%
(1)Presents the minimum capital adequacy requirements (excluding the capital conservation buffer) that apply to the Bank and the Company.

Table of Contents,
Material Cash Requirements and Capital Resources
The following table provides the material cash requirements from known contractual and other obligations as of as of September 30, 2023:

		Payments Due by Period
(dollars in thousands; unaudited)	Total	Less than 1 Year	Over 1 year	Other (1)
Cash requirements
Time Deposits	$20,617	$16,351	$4,266	$—
Subordinated notes	45,000	—	45,000	—
Junior subordinated debentures	3,609	—	3,609	—
Deferred compensation plans	804	175	629	—
Operating leases	7,593	1,022	6,571	—
Non-maturity deposits	3,269,083	—	—	3,269,083
Equity investment commitment	713	713	—	—
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
As of September 30, 2023 we had $2.35 billion in commitments to extend credit, compared to $2.20 billion as of December 31, 2022. The $151.6 million increase is largely attributed to an increase of $209.0 million in consumer and other loan commitments, related to CCBX consumer loans, $142.1 million decrease in commercial and industrial capital call line commitments, $791,000 increase in commercial construction loans and $102.5 million increase in residential real estate commitments, related to CCBX loans.

Table of Contents,
The following table presents commitments associated with outstanding commitments to extend credit, standby and commercial letters of credit and equity investment commitments as of the periods indicated:

(dollars in thousands; unaudited)	As of September 30, 2023	As of December 31, 2022
Commitments to extend credit:
Commercial and industrial loans	$75,788	$81,568
Commercial and industrial loans - capital call lines	630,668	772,732
Construction – commercial real estate loans	110,506	109,715
Construction – residential real estate loans	23,189	32,827
Residential real estate loans	477,243	374,735
Commercial real estate loans	31,794	35,024
Consumer and other loans	1,002,582	793,563
Total commitments to extend credit	$2,351,770	$2,200,164
Standby letters of credit	$1,021	$3,064
Equity investment commitment	$713	$988
We have portfolio limits with our each of our partners to manage loan concentration risk, liquidity risk, and counter-party partner risk. For example, as of September 30, 2023, capital call lines outstanding balance totaled $114.2 million, and while commitments totaled $630.7 million the commitments are cancelable, and are also limited to a maximum of $350.0 million by agreement with the partner. These limits allow us to manage portfolio concentrations with partners and by loan type.
The following table shows the CCBX maximum portfolio sizes by loan category as of September 30, 2023.

		As of September 30, 2023	As of December 31, 2022
(dollars in thousands; unaudited)	Type of Lending	Maximum Portfolio Size		Increase/(decrease)
Commercial and industrial loans:
Capital call lines	Business - Venture Capital	$350,000	$350,000	$—
All other commercial & industrial loans	Business - Small Business	334,946	65,856	269,090
Real estate loans:
Home equity lines of credit	Home Equity - Secured Credit Cards	375,000	250,000	125,000
Consumer and other loans:
Credit cards	Credit Cards - Primarily Consumer	626,832	600,770	26,062
Installment loans	Consumer	1,054,741	1,048,134	6,607
Other consumer and other loans	Consumer - Secured Credit Builder & Unsecured consumer	608,480	190,240	418,240
		$3,349,999	$2,505,000	$844,999
Total Existing Portfolio Size		$1,182,374	$1,012,504	$169,870
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer. As of September 30, 2023, $1.64 billion in commitments to extend credit are unconditionally cancelable, compared to $1.57 billion at December 31, 2022. The increase in unconditionally cancelable commitments is attributed to growth in CCBX loans. Commitments that are unconditionally cancelable allow us to better manage loan growth, credit concentrations and liquidity. We also limit

Table of Contents,
CCBX partners to a maximum aggregate customer loan balance originated and held on our balance sheet, as shown in the table above.
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
Selected Financial Data
The following table shows the Company’s key performance ratios for the periods indicated.

	Three Months Ended					Nine Months Ended
(unaudited)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	September 30, 2023	September 30, 2022

Return on average assets (1)	1.13%	1.52%	1.58%	1.66%	1.45%	1.40%	1.27%
Return on average equity (1)	14.60%	19.53%	19.89%	21.86%	19.36%	17.90%	16.90%
Yield on earnings assets (1)	10.08%	10.18%	9.19%	8.47%	7.38%	9.84%	6.03%
Yield on loans receivable (1)	10.84%	10.85%	9.95%	9.33%	8.46%	10.57%	7.63%
Cost of funds (1)	3.18%	2.77%	2.19%	1.61%	0.85%	2.73%	0.44%
Cost of deposits (1)	3.14%	2.72%	2.13%	1.56%	0.82%	2.69%	0.41%
Net interest margin (1)	7.10%	7.58%	7.15%	6.96%	6.58%	7.27%	5.61%
Noninterest expense to average assets (1)	6.23%	6.11%	5.69%	5.97%	6.66%	6.02%	5.54%
Noninterest income to average assets (1)	3.81%	6.90%	6.28%	5.43%	4.48%	5.61%	3.79%
Efficiency ratio	58.36%	42.92%	43.03%	48.94%	61.12%	47.60%	59.77%
Loans receivable to deposits (2)	90.19%	96.23%	92.55%	93.25%	89.92%	90.19%	89.92%
(1)Annualized calculations shown for periods presented.
(2)Including loans held for sale.
CCBX – BaaS Reporting Information
During the three and nine months ended September 30, 2023, $25.9 million and $119.3 million, respectively was recognized in noninterest income BaaS credit enhancements related to the establishment of a credit enhancement asset for credit losses indemnified by our strategic partners and reserved for unfunded commitments for CCBX partner loans and deposits. Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by indemnifying and/or reimbursing incurred losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans, unfunded commitments and negative deposit accounts. When the

Table of Contents,
provision for credit losses - loans and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner legal commitment to indemnify or reimburse losses. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner or taken from the partner's cash reserve account. Agreements with our CCBX partners also provide protection to the Bank from fraud by indemnifying or reimbursing incurred fraud losses. BaaS fraud includes noncredit fraud losses on loans and deposits originated through partners. Fraud losses are recorded when incurred as losses in noninterest expense, and the enhancement received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. CCBX partners also pledge a cash reserve account at the Bank which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by indemnifying or reimbursing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligations to replenish their cash reserve account then the Bank would be exposed to additional loan and deposit losses, as a result of this counterparty risk. If a CCBX partner does not replenish their cash reserve account then the Bank can declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit and fraud enhancements. The Bank would write-off any remaining credit enhancement asset from the CCBX partner not covered by the cash pledge account but would retain the full yield and any fee income on the loan going forward, and BaaS loan expense for that CCBX partner would cease once default occurred and payments to the CCBX partner were stopped.
For CCBX partner loans the Bank records contractual interest earned from the borrower on loans in interest income, adjusted for origination costs which are paid or payable to the CCBX partner. BaaS loan expense represents the amount paid or payable to partners for credit and fraud enhancements and servicing CCBX loans. To determine net BaaS loan income earned from CCBX loan relationships, the Bank takes BaaS loan interest income and deducts BaaS loan expense to arrive at net BaaS loan income which can then be compared to interest income on the Company’s community bank loans.
The following table illustrates how CCBX partner loan income and expenses are recorded in the financial statements:

Loan income and related loan expense	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
BaaS loan interest income	$56,279	$31,449	$152,131	$64,721
Less: BaaS loan expense	23,003	15,560	62,590	36,079
Net BaaS loan income (2)	33,276	15,889	89,541	28,642
Net BaaS loan income divided by average BaaS loans (1)(2)	10.08%	7.05%	9.85%	5.82%
Yield on loans (1)	17.05%	13.96%	16.74%	13.16%
(1)Annualized calculations shown for periods presented.
(2)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
The increased activity of CCBX partners has resulted in increases in direct fees, expenses and interest for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. The following tables are a summary of the direct fees, expenses and interest components of BaaS for the periods indicated and are not inclusive of all income and expense related to BaaS.

Interest income	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Loan interest income	$56,279	$31,449	$152,131	$64,721
Total BaaS interest income	$56,279	$31,449	$152,131	$64,721

Table of Contents,

Interest expense	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
BaaS interest expense	$20,384	$5,075	$49,820	$6,549
Total BaaS interest expense	$20,384	$5,075	$49,820	$6,549

	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
BaaS program income:
Servicing and other BaaS fees	$997	$1,079	$2,840	$3,407
Transaction fees	1,036	940	3,005	2,247
Interchange fees	1,216	738	2,980	1,798
Reimbursement of expenses	1,152	885	3,099	1,875
BaaS program income	4,401	3,642	11,924	9,327
BaaS indemnification income:
BaaS credit enhancements	25,926	17,928	119,315	45,210
BaaS fraud enhancements	2,850	11,708	6,386	22,753
BaaS indemnification income	28,776	29,636	125,701	67,963
Total BaaS income	$33,177	$33,278	$137,625	$77,290

	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
BaaS loan and fraud expense:
BaaS loan expense	$23,003	$15,560	$62,590	$36,079
BaaS fraud expense	2,850	11,707	6,386	22,752
Total BaaS loan and fraud expense	$25,853	$27,267	$68,976	$58,831
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

Table of Contents,
Reconciliations of the GAAP and non-GAAP measures are presented in the following table.

	As of and for the Three Months Ended		As of and for the Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net BaaS loan income divided by average CCBX loans:
CCBX loan yield (GAAP)(1)	17.05%	13.96%	16.74%	13.16%
Total average CCBX loans receivable	$1,309,380	$893,655	$1,215,224	$657,574
Interest and earned fee income on CCBX loans (GAAP)	56,279	31,449	152,131	64,721
BaaS loan expense	(23,003)	(15,560)	(62,590)	(36,079)
Net BaaS loan income	$33,276	$15,889	$89,541	$28,642
Net BaaS loan income divided by average CCBX loans (1)	10.08%	7.05%	9.85%	5.82%
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
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decrease in current fair market values. Our objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. The FOMC raised interest rates 0.25% in mid-March 2022, 1.25% in the second quarter of 2022, 1.50% in the third quarter of 2022, 1.25% in the fourth quarter of 2022, 0.50% in the first quarter 2023, and 0.25% in the second quarter 2023 and 0.25% in the third quarter of 2023, with a potential for further increases expected in the future. The impact of this and any future increases will impact financial results.
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
The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

(unaudited)
Change in Market Interest Rates	Twelve Month Projection As of September 30, 2023	Twelve Month Projection As of December 31, 2022
Static Balance Sheet and Rate Shifts
+400 basis points	10.7%	15.2%
+300 basis points	8.0%	11.4%
+200 basis points	5.4%	7.6%
+100 basis points	2.7%	3.8%
-100 basis points	(4.0)%	(4.1)%
-200 basis points	(8.9)%	(8.5)%
-300 basis points	(14.0)%	(13.0)%
-400 basis points	(22.5)%	(18.8)%

Dynamic Balance Sheet and Rate Shifts
+400 basis points	14.0%	17.6%
+300 basis points	10.5%	13.2%
+200 basis points	7.0%	8.8%
+100 basis points	3.5%	4.4%
-100 basis points	(4.6)%	(4.6)%
-200 basis points	(10.1)%	(9.5)%
-300 basis points	(15.7)%	(14.5)%
-400 basis points	(24.5)%	(20.8)%
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
Change in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting occurred during the nine months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents,
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.
Item 1A. Risk Factors
For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which are incorporated by reference herein. As of September 30, 2023, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2023.
The Company did not repurchase any of its equity securities during the nine months ended September 30, 2023 and does not have any authorized share repurchase programs.
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter months ended September 30, 2023, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

Table of Contents,
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	November 7, 2023	By:	/s/ Eric M. Sprink
Eric M. Sprink
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 7, 2023	By:	/s/ Joel G. Edwards
Joel G. Edwards
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)