Form 10-K
period 2023-12-31
COASTAL FINANCIAL CORP
filed 2024-03-15
CIK 1437958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2023, was $419,735,528.
The number of shares of Registrant’s Common Stock outstanding as of March 7, 2024 was 13,382,515.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (this Report on Form 10-K) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. Any statements about our management’s expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Any or all of the forward-looking statements in this Report on Form 10-K may turn out to be inaccurate. The inclusion of or reference to forward-looking information in this Report on Form 10-K should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption “Item 1A. Risk Factors” and elsewhere in this Report on Form 10-K;
•changes in business and economic conditions generally and in the financial services industry, nationally and within our market area, particularly in the markets in which we operate and in which our loans are concentrated;
•our expected future financial results;
•the overall health of the local and national real estate market;
•the credit risk associated with our loan portfolio, such as possible additional credit losses and impairment of collectability of loans and specifically with our commercial real estate loans;
•changes in market interest rates and impacts of such changes on our profits and business;
•our ability to generate and grow revenue through our relationships with broker dealers and digital financial service providers;
•our ability to successfully manage liquidity risk;
•our ability to implement our growth strategy and manage costs effectively;
•our ability to maintain an adequate level of allowance for credit losses;
•our level of nonperforming assets and the costs associated with resolving problem loans;
•the composition of our senior leadership team and our ability to attract and retain key personnel;
•our ability to raise additional capital to implement our business plan;
•the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
•interruptions involving our information technology and telecommunications systems or third-party servicers, including as a result of cybersecurity-related incidents;
•changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board (“FASB”), including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;
•our ability to maintain our reputation;
i

•increased competition in the financial services industry;
•regulatory guidance on commercial lending concentrations;
•the effectiveness of our risk management framework;
•the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;
•the soundness of other financial institutions and the impacts related to or resulting from bank failures and other economic and industry volatility, including potential increased regulatory requirements and costs and potential impacts to macroeconomic conditions;
•the impact of recent and future legislative and regulatory changes and economic stimulus programs and other changes in banking, securities and tax laws and regulations, and their application by our regulators;
•the impact on the Company’s operations due to epidemic illnesses, natural or man-made disasters, such as earthquakes, tsunamis, wildfires and flooding, the effects of regional or national civil unrest, wars and acts of terrorism, and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions;
•fluctuations in the value of the securities held in our securities portfolio;
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
We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. Our business is conducted through three reportable segments: The community bank, CCBX and treasury & administration. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has a total of 21 partners, 19 that are active with two more currently in the testing or implementation stage as of December 31, 2023. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.
As of December 31, 2023, we had total assets of $3.75 billion, total loans receivable of $3.03 billion, total deposits of $3.36 billion and total shareholders’ equity of $295.0 million.
Throughout this Report on Form 10-K, references to “we,” “us” or “our” refer to the Company or the Bank, or both, as the context indicates.
Our Markets
We define our community bank market broadly as the Puget Sound region in the state of Washington, which encompasses King, Kitsap, Pierce, Snohomish, Skagit, Thurston and Island Counties. The Puget Sound region, which comprises over 62% of the population of the state of Washington, and approximately 62% of the number of businesses located therein has a population of approximately 5.0 million, over 174,000 businesses and $159.5 billion of deposits with us and other banking institutions located in the region.
We are the largest locally headquartered bank by deposit market share in Snohomish County, according to data from the FDIC as of June 30, 2023, at which date we had a 15.8% deposit market share in Snohomish County, which was up from 13.0% in 2022 and 9.0% in 2021. We aim to continuously enhance our customer base, increase loans and deposits and expand our overall market share in Snohomish County. In light of our market position and our business strategy, we do not regularly compete for commercial or retail deposits in the city of Seattle, and we believe this strategic decision has enabled us to generate low cost core deposits to fund our loan growth.
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

Segment Reporting
The Company has three reportable segments: The community bank, CCBX and treasury & administration. The community bank segment includes all community banking activities, with a primary focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides BaaS that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has a total of 21 partners, 19 that are active with two more currently in the testing or implementation stage as of December 31, 2023. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments. For more information about each of the Company’s reportable segments, please refer to “Note 21 – Segment Reporting” of the accompanying notes to the consolidated financial statements included elsewhere in this report.
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
Commercial and Industrial Loans. As of December 31, 2023, we had $291.3 million of commercial and industrial loans, representing 9.6% of total loans. Included in the commercial and industrial loan balance is $149.5 million in community bank loans and $141.8 million in CCBX commercial loans. We make commercial and industrial loans, including term loans, commercial lines of credit, capital call lines working capital loans, equipment financing, borrowing base loans, Small Business Administration (“SBA”) loans, and other loan products, that are underwritten on the basis of the borrower’s ability to service the debt from income. We take as collateral a lien on general business assets including, among other things, available real estate, accounts receivable, inventory and equipment and generally obtain a personal guaranty from the borrower or principal. Our commercial lines of credit typically have a term of one year and have variable interest rates that adjust monthly based on the prime rate. Other commercial and industrial loans generally have fixed interest rates and terms that typically range from one to five years depending on factors such as the type and size of the loan, the financial strength of the borrower/guarantor and the age, type and value of the collateral. Terms greater than five years may be appropriate in some circumstances, based upon the useful life of the underlying asset being financed or if some form of credit enhancement, such as an SBA guarantee, is obtained.
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
As of December 31, 2023, we held $87.5 million in capital call lines provided to venture capital firms through one of our CCBX partners. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every loan/line. Capital call lines represent 30.0% of total commercial and industrial loans, and are included in CCBX commercial and industrial loans.
As of December 31, 2023, our total commercial SBA portfolio, excluding PPP loans, was $2.7 million, net of $3.5 million in loans sold, with $1.3 million guaranteed by the SBA. We participate in the SBA 7(a) program in order to meet the needs of our small business community. As an approved participant in the SBA Preferred Lender’s Program, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA’s 7(a) program provides up to a 75% guaranty for loans greater than

$150,000. For loans $150,000 or less, the program provides up to an 85% guaranty. The maximum 7(a) loan amount is $5 million. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting, closing and servicing by the lender. As such, prudent underwriting and closing processes are essential to effective utilization of the 7(a) program. We typically sell in the secondary market the SBA-guaranteed portion (generally 75% of the principal balance) of the SBA loans we originate.
As of December 31, 2023, our commercial and industrial loans included $3.0 million in PPP loans. These are SBA loans that allowed small business owners to apply for financial assistance via the PPP as prescribed in the CARES Act. These loans have a contractual rate of 1.0%, with maturity terms of two to five years, are unsecured, 100% guaranteed and loan proceeds may be forgiven by the SBA if used for certain purposes.
Commercial Real Estate. As of December 31, 2023, we had $1.30 billion of commercial real estate loans, representing 43.0% of total loans. We make commercial mortgage loans collateralized by owner- and non-owner-occupied real estate, as well as multi-family residential loans. Loans secured by owner-occupied real estate totaled $391.4 million and comprised 30.0% of our commercial real estate portfolio at December 31, 2023. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10-to-25 year period with a final maturity and balloon payment at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent Federal Home Loan Bank rates. At December 31, 2023, approximately 33.6% of the commercial real estate loan portfolio consisted of fixed rate loans. Loan amounts generally do not exceed 75% of the lesser of the appraised value or the purchase price.
As of December 31, 2023, we had a total of $2.1 million, and service $4.4 million in loans sold to others that are guaranteed by the SBA, in commercial real estate SBA loans. Also included in commercial real estate loans was $77.9 million, or 2.6% of total loans, in loans under the SBA 504 program. Under the SBA 504 program we make loans to small businesses to provide funding for the purchase of real estate and we provide up to 90% financing of the total purchase cost, represented by two loans to the borrower. The first lien loan is generally a long-term, fully amortizing, fixed-rate loan made in the amount of 50% of the total purchase cost. The second lien loan is a short-term, interest only, adjustable rate loan made in the amount of 40% of the total purchase cost, which is generally paid off within three to six months after full receipt of loan proceeds from a certified development corporation that provides long-term financing directly to the borrower.
Our multi-family residential loan portfolio is comprised of loans secured by apartment buildings, residential mixed-use buildings and, to a lesser extent, senior living centers. As of December 31, 2023, we had $369.5 million on multi-family residential loans, representing 28.3% of our commercial real estate loans, and 12.2% of total loans.
Commercial real estate lending with respect to non-owner occupied properties typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. We require that our commercial real estate loans to investors be secured by well-managed properties with adequate margins and generally obtain a guaranty from responsible parties. As of December 31, 2023, we held $542.6 million in other non-owner occupied loans, excluding multifamily loans, representing 41.6% of our commercial real estate loans and 17.9% of total loans.
Construction, Land and Land Development Loans. As of December 31, 2023, we had $157.1 million in construction, land and land development loans, representing 5.2% of total loans. We make loans to established builders to construct residential properties, to developers of commercial real estate investment properties and residential developments and, to a lesser extent, loans to individual clients for construction of single family homes in our market areas. We also make loans for the acquisition of undeveloped land. Construction loans are typically disbursed as construction progresses and carry either fixed or variable interest rates. Our construction and development loans typically have terms that range from six months to two years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Loans are typically structured with an interest only construction period and mature at the completion of construction.
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
Residential Real Estate. As of December 31, 2023, we had $463.4 million in residential real estate loans, representing 15.3% of total loans.
We make one-to-four family loans to investors to finance their rental properties and to business owners to secure their business loans. As of December 31, 2023, residential real estate loans made to investors and business owners totaled $161.3 million, or 34.8% of our residential real estate loans.
CCBX loans totaled $238.0 million, or 51.4% of residential real estate loans, as of December 31, 2023. These loans are home equity line of credits that are accessed through the use of a consumer card.
We originate one-to-four adjustable-rate mortgage (“ARM”), loans for our portfolio and operate as a mortgage broker for mortgage lenders we have agreements with for customers who want a 15-year to 30-year, fixed-rate mortgage loan. As of December 31, 2023, the balance of ARM portfolio loans was $31.5 million, or 6.8% of residential real estate loans. Our ARM loans typically do not meet the guidelines for sale in the secondary market due to characteristics of the property, the loan terms or exceptions from agency underwriting guidelines, which enables us to earn a higher interest rate. We also originate home equity lines of credit and home equity term loans for our portfolio. Home equity lines of credit have variable interest rates, while home equity term loans are fixed for up to 5-1/2 years but can be amortized up to a maximum of 180 months with a balloon payment at maturity.
We also purchase residential mortgages originated through other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio, meet certain regulatory requirements and increase our interest income. As of December 31, 2023, we held $8.1 million, representing 1.7% of our residential real estate loans, in purchased residential real estate mortgage loans. Our last purchase of residential mortgages was in 2018. These purchased loans typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards.
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
Consumer and Other Loans. As of December 31, 2023, we had $818.0 million in total consumer loans, representing 26.9% of total loans. Consumer loans are primarily originated through our CCBX partners. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances, such as a loss of employment, divorce, or unexpected medical costs.
The community bank segment has $1.6 million in consumer loans as of December 31, 2023. We make a variety of consumer loans to individuals, mainly business owners and family of business owners, for personal and household purposes, including automobile, boat and recreational vehicle loans and secured term loans. We also offer personal lines of credit including overdraft protection. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and the value of any available collateral. The terms of consumer loans vary considerably based upon the loan type, nature of collateral and size of the loan.
Through our CCBX segment we have $816.4 million in consumer and other loans as of December 31, 2023. This includes $310.6 million in other consumer loans, $40.2 million of which are purchased loans secured by consumer term loans, and $505.8 million in credit cards. Our CCBX segment includes cash secured and unsecured consumer loans, loan products designed to help consumers build credit, credit cards and overdrafts. Consumer loans are made through our CCBX partners to our underwriting standards. The terms of consumer loans vary considerably based upon the loan type, nature of collateral and size of the loan.
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
Ongoing Credit Risk Management. In addition to the tailored underwriting process described above, we perform ongoing risk monitoring and review processes for credit exposures. Although we grade and classify our loans internally, we engage an independent third-party professional firm to perform regular loan reviews and confirm loan classifications. We strive to identify potential problem loans early in an effort to actively seek resolution of these situations before they create a loss. We record any necessary charge-offs promptly and maintain adequate allowance levels for expected credit losses estimated in the loan portfolio.
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
Concentrations of Credit Risk
Most of our community bank lending activity is conducted with businesses and individuals in our market area. As of December 31, 2023, approximately 86% of the real estate loans in our community bank loan portfolio (measured by dollar amount) were secured by real estate, or made to borrowers who live or conduct business, in the Puget Sound region. A substantial portion of our loan portfolio consists of commercial and industrial loans and real estate loans secured by commercial real estate properties located in the Puget Sound region, and is dependent upon the economic environment of the Puget Sound region. We have a limited number of loans secured by properties located outside of the Puget Sound region, most of which are made to borrowers who are well-known to us.
CCBX loans receivable total $1.20 billion, or 39.4% of total loans receivable, as of December 31, 2023. CCBX loans are originated through our partners and are consistent with our underwriting standards. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by reimbursing most losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans and reclassified negative deposit accounts. When the provision for CCBX credit losses and provision for unfunded commitments are recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements). Expected losses are recorded in the allowance for credit losses. The credit enhancement asset is reduced when credit enhancement payments are received from the CCBX partner or taken from the partner's cash reserve account. CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by reimbursing the Bank for the losses. If the partner is unable to fulfill its contracted obligations then the Bank could be exposed to the loss of the reimbursement and credit enhancement income, as a result of this counterparty risk. Agreements with our CCBX partners also provide protection to the Bank from fraud by absorbing incurred fraud losses. Fraud losses, which are substantially comprised of first payment defaults on partner loans, are recorded when incurred as losses in noninterest expense, and the recovery received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement.
Our total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans totaled $1.46 billion and represented 238.3% of the Bank’s total risk-based capital at December 31, 2023. Interagency guidance on commercial real estate concentrations describes sound risk management practices, which include board and management oversight, portfolio management, management information systems, market analysis, portfolio stress testing and sensitivity analysis, credit underwriting standards, and credit risk review functions. We believe that we have adequately implemented these practices in order to monitor concentrations in commercial real estate in our loan portfolio.
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
The Bank’s legal lending limit as of December 31, 2023 on loans to a single borrower was $90.2 million, or 20% of capital and surplus.
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
We solicit deposits through our relationship-driven team of dedicated and accessible bankers and through community-focused marketing. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). We emphasize obtaining deposit relationships at loan origination. Our focus on relationship banking combined with our robust business banking services has led to approximately 77.6% of our community bank loan customers having deposit relationships with us as of December 31, 2023.
Our CCBX partners originate deposits with many of the same characteristics as our community bank and these deposits are primarily interest bearing to us. CCBX deposits are generally classified as interest bearing negotiable order of withdrawal (“NOW”) and money market accounts. CCBX deposit products allow us to offer a broader range of partner specific products, which include products designed to reach specific under-served or under-banked populations served by our CCBX partners. The CCBX partner determines the rate paid to the end consumer and we determine the rates paid to the partner as indicated in the partner agreement. Additionally, as of December 31, 2023 we have access to $69.4 million in CCBX customer deposits that are currently being transferred off the Bank’s balance sheet for FDIC insurance purposes. The Bank may be able to retain the transferred deposits for liquidity and funding purposes, if needed. Depending on the circumstances of how the Bank retains these deposits and its relationship with the customer, these retained deposits could be classified as brokered deposits.
CCBX segment (BaaS)
Our CCBX segment provides BaaS, enabling broker dealers and digital financial service providers to offer their clients banking services. The “X” is indicative of the technology services that our partners provide. Our partners make our banking products and services available to their consumers, partners and workforce through integration with our banking platform. In doing so, our addressable market expands to a broader spectrum of consumers as well as small businesses. We had a total of 21 relationships, which includes 19 active relationships, one in friends and family trials, one in implementation and onboarding. We continue to refine the criteria for CCBX partnerships and are exiting relationships where it makes sense and are focusing on expanding and developing relationships with larger and more established partners, with experienced management teams, existing customer bases and strong financial positions.
Investments
As of December 31, 2023, the fair value of our investment portfolio, which represented 4.0% of assets, totaled $150.5 million and had an average effective yield of 3.27% and an estimated weighted average life of approximately 6.1 years. The primary objectives of the investment portfolio are to provide a source of liquidity and provide collateral that can be readily sold or pledged for public deposits or other business purposes. At December 31, 2023, 66.1% of our investment portfolio consisted of U.S. Treasury securities. The remainder of our securities portfolio is invested in U.S. Agency collateralized mortgage and U.S. Agency residential mortgage-backed securities obligations. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell or pledge investment securities from time to time to adjust our exposure to interest rates or to provide liquidity to meet loan demand. We are primarily holding the majority of our on-balance sheet liquidity in interest bearing bank deposits to limit our exposure to interest rate and price risk and to provide readily available funds for loan growth.
As of December 31, 2023, we had $2.6 million in equity investments. The equity investments will be held at cost minus any impairment. This measurement should be applied until the investment has a determinable value or does not qualify for the measurement election (e.g., if the investment has a readily determinable fair value). We will reassess at each reporting period whether our equity investment without a readily determinable fair value qualifies to be measured at cost minus impairment. Our total equity investments as of December 31, 2023 included a $2.2 million equity interest in a specialized bank technology company, an equity interest of $350,000 in a separate bank technology company and a contribution of $50,000 in another technology company during the year ended December 31, 2023.
We have invested in funds that are accelerating technology for adoption by banks. These equity investments are held at fair value, as reported by the funds. During the year ended December 31, 2023, the Company contributed $74,500 with investment funds designed to help accelerate technology adoption at banks, and recognized net gains of $278,000, resulting in an equity interest of $809,000 at December 31, 2023. The Company has committed up to $653,000 in capital for these equity funds, however, we are not obligated to fund these commitments prior to a capital call.
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
Diversity, Equity and Inclusion (“DEI”)
We believe that DEI needs to start at the top of an organization. As the Company enters and expands its presence in more complex arenas including BaaS, we seek out diverse and qualified director candidates who bring a background and expertise in the fintech and digital banking sectors regardless of their gender, race, or other personal characteristics. Additionally, we strive for the Company's board of directors to be as diverse as the fintechs themselves. Since beginning this effort the board of directors has added three women and two directors from minoritized backgrounds. We strive to maintain a diverse and inclusive work culture in which individual differences and experiences are valued and all employees have the opportunity to contribute and thrive. We believe that leveraging our employees’ diverse perspectives and capabilities will enhance innovation, foster a collaborative work culture and enable us to better serve our customers and communities.
We also promote DEI by reaching customers through our CCBX partners and the markets they serve. Our reach extends to a diverse and often underserved market through our BaaS relationships. These partners offer access to credit, promote financial well-being, provide financial education, and other services to a variety of markets. Some of the segments served through our BaaS partnerships are: women, people of color, young adults, immigrants, small businesses and other underserved populations.

Environment and Sustainability
We are focused on the environment and committed to business practices and activities that encourage sustainability and minimize our environmental impact.
We demonstrate environmental responsibility in various ways, including practical applications of the 3 R’s:
Reduce waste and energy consumption
•using technology that provides for a paperless environment and transactional efficiencies;
•replacing standard light bulbs with LED bulb that have a longer life and use less energy – most notably many of our parking lot lights have been converted to LED;
•utilizing occupancy sensors or timers that automatically shut off lights and reduce power consumption; and
•annual shareholder meetings are virtual and allow for expanded access in a climate friendly manner.
Reuse
•repurposing existing furniture whenever possible instead of buying new.
Recycle
•eCycling old technology equipment to avoid sending it to landfills.
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
Human Capital
As of December 31, 2023, we had 507 full-time equivalent employees, all were located in the United States, however technology has allowed us to expand our reach to include a larger demographic with more remote employees working outside of our physical locations and throughout the country. We seek to attract, retain and develop the most talented employees possible by promoting a strong, positive culture, maintaining a safe and healthy workplace, emphasizing open communication with management and investing in training and education. In 2023, our retention rate was 85%. We seek to help our employees grow and develop. In 2023, we had 108 internal promotions. None of our employees are parties to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Our commitment to diversity starts with our board of directors, which oversees the culture and holds management accountable to build and maintain a diverse and inclusive environment. We believe a diverse workforce is critical to sustainable success. As of December 31, 2023, 64% of our employees were female, 27% were from underrepresented racial and ethnic groups and 4% have a disability. We are proud of our workforce and the opportunity to further diversify our team going forward.
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
As a community-focused bank, we have a unique opportunity to partner with organizations to support and strengthen the communities we serve. In 2023, Coastal Community Bank supported 162 non-profit organizations through donations and event sponsorships.
The nonprofit organizations that provide critical services in our communities depend on support from donors. We offer employees two options to support charitable organizations through: the Employee Giving Fund and the Employee Workplace Giving Portal. This is a testament to our commitment to helping and supporting our neighbors by encouraging employees to give to their charity of choice – wherever they live and work – through payroll deduction.
The Employee Giving Fund is supported entirely by donations contributed by employees and directors, enabling donors to pool their donations for the greatest impact in the communities served by the Bank. Employees direct the grants from the fund by serving on the Bank’s fund advisory committee. Since its inception in 2001, the Employee Giving Fund has awarded 461 grants totaling more than $822,741 through the end of 2023. In 2023 the Employee Giving Fund awarded grants in the amount of $76,240 to 12 local non-profit organizations.
With staff in 40 states, it is important to encourage and enable employees to support their community, wherever they are located. The Employee Workplace Giving Portal allows employees to support their charity of choice through payroll deduction. We pay the administrative fees for the program so 100% of employee donations are directed to their charities of choice.
Volunteering and supporting our communities is an important part of community engagement. We provide 16 hours of paid volunteer hours (for full-time staff) per year to encourage and enable employees to volunteer in their communities. In 2023, employees volunteered 5,301 hours supporting 201 organizations.
Available Information
The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), and other filings with the Securities and Exchange Commission (the “SEC”) are available free of charge at https://ir.coastalbank.com/ under the heading “–Financials - SEC Filings” as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These reports are also available for free on the SEC's website at http://www.sec.gov. The information contained on the Company's website as referenced in this Report on Form 10-K should not be considered a part of this Report.
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
For us to qualify to become a financial holding company, we must be well-capitalized and well-managed. In addition, the Bank and any other depository institution subsidiary we control must be well-capitalized and well-managed and must have a Community and Reinvestment Act (“CRA”) rating of at least “Satisfactory.” Additionally, we must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. We have not elected to become a financial holding company at this time.
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
FDIC Insurance and Other Assessments
The Bank’s deposits are insured by the FDIC to the full extent provided in the FDIA (currently $250,000 per deposit account), and the Bank pays assessments to the FDIC for that coverage. Under the FDIC’s risk-based deposit insurance assessment system, an insured institution’s deposit insurance premium is computed by multiplying the institution’s assessment base by the institution’s assessment rate. An institution’s assessment base equals the institution’s average consolidated total assets during a particular assessment period, minus the institution’s average tangible equity capital (that is, “Tier 1 capital”) during such period. For institutions like the Bank with less than $10.0 billion in total consolidated assets, the assessment rate is calculated using a financial ratios method based on a statistical model estimating the institution’s probability of failure over three years utilizing seven financial ratios (leverage ratio; net income before taxes/total assets; nonperforming loans and leases/gross assets; other real estate owned/gross assets; brokered deposit ratio; one year asset growth; and loan mix index) and a weighted average of supervisory ratings components. Since the outbreak of the COVID-19 pandemic, the amount of total estimated insured deposits has grown rapidly while the funds in the FDIC’s Deposit Insurance Fund (“DIF”) have grown at a normal rate, causing the DIF reserve ratio to fall below the statutory minimum of 1.35%. The FDIC adopted a restoration plan in September 2020, which it amended in June 2022, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028. On October 18, 2022 the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules will remain in effect unless and until the reserve ratio of the DIF meets or exceeds 2%. As a result of the new rule, the FDIC insurance costs of insured depository institutions, including the Bank, will generally increase. The range of assessment rates effective January 1,

2023, and first applicable on invoices dated June 30, 2023, fall between 2.5 basis points for an established small institution posing the least risk, to 32 basis points for an established small institution posing the most risk. The FDIC will lower the range of assessment rates if the reserve ratio of the DIF increases to 2% or more. The FDIC may also impose special assessments from time to time. As of September 30, 2023, which is the most recent information available, the DIF reserve ratio was 1.13%.
Termination of Deposit Insurance
The FDIC may terminate its insurance of deposits of a bank if it finds that the bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
Community Reinvestment Act
The CRA requires that, in connection with examinations of insured depository institutions within their respective jurisdictions, the federal banking agencies will evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. The Federal Reserve periodically evaluates the Bank’s record of performance under the CRA, and these evaluations are publicly available. A bank’s CRA performance is considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations being imposed on the bank. Certain regulatory advantages, such as expedited processing of applications, are available only to banks with CRA ratings of Satisfactory or Outstanding. Additionally, we must publicly disclose the terms of certain CRA-related agreements. The Bank received a Satisfactory rating at its most recent evaluation dated March 7, 2022.
On October 24, 2023, the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency (“OCC”) released a final rule revising the framework that they use to evaluate banks’ records of community reinvestment under the CRA. Under the revised framework, banks with assets of at least $2 billion, such as the Bank, are considered large banks and will have their retail lending, retail services and products, community development financing, and community development services subject to periodic evaluation. Depending on a large bank’s geographic concentrations of lending, the evaluation of retail lending may include assessment areas in which the bank extends loans but does not operate any deposit-taking facilities, in addition to assessment areas in which the bank has deposit-taking facilities. The rule becomes effective April 1, 2024. Most provisions of the final rule will apply beginning January 1, 2026, and the remaining provisions will apply beginning January 1, 2027. The Company is evaluating the impact of the final rule.
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
The U.S. Basel III rule includes stringent criteria for capital instruments to qualify as Tier 1 or Tier 2 capital. For instance, the rule effectively disallows newly-issued trust preferred securities as a component of a holding company’s Tier 1 capital. However, depository institution holding companies with less than $15 billion in total assets generally may include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in Additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature. At December 31, 2023 the Company had $3.5 million of non-qualifying instruments includable in Tier 1 capital that were issued prior to May 19, 2010.
The Company and the Bank are required to meet the generally applicable regulatory capital requirements of the Federal Reserve and the FDIC. Historically, the Company had been operating under the Small Bank Holding Company Policy Statement, which exempts bank holding companies that have total consolidated assets of less than $3.0 billion and meet other criteria from the Federal Reserve’s risk-based- and leverage capital rules. Because the Company’s total consolidated assets exceeded $3.0 billion as of September 30, 2022, the Company is no longer subject to the Federal Reserve’s Small Bank Holding Company Policy Statement and is evaluated relative to the capital adequacy standards established by the Federal Reserve. A bank holding company that crosses the $3.0 billion total consolidated assets threshold as of June 30 of a particular year is no longer permitted to file reports as a small holding company beginning the following March. The Company’s total assets were in excess of $3.0 billion as of June 30, 2023, and as a consequence, beginning in March 2024, the Company will no longer prepare and file financial reports with the Federal Reserve as a small bank holding company.
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
Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of “prompt corrective action” to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators have established five capital categories (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized); all insured depository institutions fall into one of these categories. The federal banking agencies have specified by regulation the relevant capital thresholds and other qualitative requirements for each of the categories. For an insured depository institution to be “well-capitalized” under the PCA framework, it must have a common equity Tier 1 capital ratio of 6.50%, Tier 1 capital ratio of 8.00%, a total capital ratio of 10.00%, and a leverage ratio of 5.00%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific capital level for any capital measure. At December 31, 2023, the Bank qualified for the well-capitalized category.
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
Commercial Real Estate Concentration Limits
In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate (“CRE”), loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. The Bank’s total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represented 238.3% and 269.2% of its capital, at December 31, 2023 and 2022, respectively. The outstanding balance of the Bank’s CRE portfolio has increased by 16.8% and 30.9%, for the years ended December 31, 2023 and 2022, respectively. The Bank maintains enhanced underwriting and monitoring processes and procedures to manage its CRE portfolio.
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
Federal banking agency rules require banking organizations to notify their primary federal regulator of significant security incidents within 36 hours of determining that such an incident has occurred as soon as possible and no later than within 36 hours of a significant cybersecurity incident. In addition, the SEC recently enacted rules, effective as of December 18, 2023, requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on annual basis material information regarding their cybersecurity risk management, strategy, and governance.
For further information, see the section titled “Cybersecurity” in Part I, Item 1C of this Annual Report on Form 10-K.

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

Information About Our Executive Officers
The table below provides information about our executive officers. Ages are as of December 31, 2023.

Name	Age	Position
Eric M. Sprink	51	Chief Executive Officer and Director
Curt T. Queyrouze	62	President
Joel G. Edwards	63	Chief Financial Officer, Corporate Secretary
Michael E. Culp	35	Chief Revenue Officer
Tarah M. Herger	38	CCBX Division Manager
Russell A. Keithley	58	Chief Banking Officer
Jonathan E. Sand	53	Chief Credit Officer
Andrew G. Stines	53	Chief Risk Officer
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
Michael E. Culp has served as Executive Vice President and Chief Revenue Officer of the Bank since 2023. Mr. Culp joined the Bank in September 2013. From 2021 to 2023 Mr. Culp was the Senior Vice President and Chief Revenue Officer for the Bank and from 2018 to 2021 he served as the Vice President and Senior Vice President of the Bank’s Portfolio Risk Officer. Mr. Culp’s responsibilities at the Bank have included budgeting, managing interest rate risk, overseeing the Bank’s interest rate swaps, and working on strategic initiatives. Prior to joining the Bank, Mr. Culp was a Portfolio Risk Manager at Premier West Bank. Mr. Culp graduated summa cum laude with a bachelor’s degree in economics and a certificate of applied finance and economics. He completed post-graduate studies in accounting. Mr. Culp received an M.B.A. from Washington State University with a concentration in finance.

Tarah M. Herger has served as Executive Vice President and CCBX Division Manager of the Bank since 2022. Mrs. Herger joined the Bank in 2016 and in 2018 was the first employee assigned to the CCBX Division as Vice President and Strategic Partner Program Manager. Mrs. Herger was responsible for designing and implementing the operational and oversight aspects of the CCBX segment.
Russell A. Keithley has served as Executive Vice President and Chief Banking Officer of the Bank since 2020. From 2015 to 2020, Mr. Keithley served as the Bank’s Executive Vice President and Chief Lending Officer. Mr. Keithley joined the Bank in 2012 and became Senior Vice President and Chief Credit Officer in 2014. Prior to joining the Bank, he served as Senior Vice President and Chief Lending Officer of North County Bank and as the Manager Team Lead at InterWest Bank. Mr. Keithley graduated from the University of Washington with a bachelor’s degree in political science. He is an honors graduate of the Pacific Coast Banking School at the University of Washington.
Jonathan E. Sand has served as the Executive Vice President and Chief Credit Officer of the Bank since April of 2020 and as the Chief Credit Officer of the CCBX segment of the Bank since January of 2023. Prior to becoming the Chief Credit Officer, Mr. Sand served as Senior Credit Administrator since 2012. Prior to joining the Bank, Mr. Sand held the position of Senior Credit Administrator with Cascade Bank after starting his banking career with Frontier Bank. Mr. Sand is a graduate of Central Washington University and Pacific Coast Banking School.
Andrew G. Stines has served as the Bank’s Chief Risk Officer since January 2020. From 2013 through 2019, Mr. Stines was an Executive Director with Ernst and Young LLP in its Regulatory Practices Group assisting large financial institutions with their remediation of enforcement actions, compliance program designs and advising on similar regulatory matters. Before joining Ernst and Young, Mr. Stines served as Chief Risk Officer and BSA Officer for Sunwest Bank in California. Mr. Stines has over 20 years of experience working with financial institutions on various legal, regulatory and compliance matters. Mr. Stines holds a BS in Management from the University of Colorado, a Juris Doctor from Seattle University and a Master in Science and Finance from Seattle University.
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
•If our allowance for credit losses is insufficient to absorb actual credit losses, our results of operations would be negatively affected.
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
The majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international economic weakness and disorder and instability in domestic and foreign financial markets. Our interest rate sensitivity profile was liability sensitive as of December 31, 2023, meaning that we estimate our net interest income would increase more from falling interest rates than from rising interest rates. Loans and deposits in our CCBX segment are more sensitive to interest rate changes than our community bank segment. Over time we anticipate that this will increase sensitivity to both increasing and decreasing interest rates.
Interest rates have risen significantly following the historically low levels during the COVID-19 pandemic. As interest rates have increased, so have competitive pressures on the deposit cost of funds. This has been exacerbated by the bank failures in the first half of 2023 and the resulting heightened competition for deposits, which has also affected the interest we pay on deposits. We expect our funding costs will continue to increase if interest rates continue to remain high if we are required to maintain or increase higher cost deposit products as depositors seek such higher rate products. It is not possible to predict the pace and magnitude of changes in interest rates, or the impact rate changes will have on our results of operations. Due to elevated levels of inflation and corresponding pressure to raise interest rates, the Federal Reserve announced in January of 2022 that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time. The FOMC since has increased the federal funds rate to 5.50% as of December 31, 2023. The FOMC stated that recent indicators suggest that economic activity has been expanding at a solid pace, job gains have moderated since early last year but remain strong, and the unemployment rate has remained low. Inflation has eased over the past year but remains elevated. The economic outlook is uncertain, and the FOMC remains highly attentive to inflation risks. In support of its goals, the FOMC decided to maintain the current target range for the federal funds rate at its most recent meeting.

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
Our commercial real estate lending activities expose us to increased lending risks and related credit losses.
At December 31, 2023, our commercial real estate loan portfolio totaled $1.30 billion, or 43.0% of our total loan portfolio. Our current business strategy is to continue our originations of commercial real estate loans. Commercial real estate loans generally expose a lender to greater risk of non-payment or late payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. These loans involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. To the extent that borrowers have more than one commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Moreover, if loans that are collateralized by commercial real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for credit losses and would adversely affect our business, financial condition and results of operations. Furthermore, should the fundamentals of the commercial real estate market deteriorate due to macroeconomic and other factors, our business, financial condition and results of operations could be adversely affected.
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
As of December 31, 2023, commercial and industrial loans totaled $291.3 million and represented 9.6% of total loans. We make commercial business loans in our market area to a variety of professionals, sole proprietorships, partnerships and corporations. As compared to commercial real estate loans, which are secured by real property, the value of which tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself and the conditions in the general economy. Further, any losses incurred on a small number of commercial loans could have an adverse impact on our financial condition and results of operations due to the larger average size of commercial loans as compared with other loans and the risk that collateral securing such loans may depreciate over time, may be difficult to appraise, may fluctuate in value and may depend on the borrower’s ability to collect receivables. We have increased our focus on commercial business lending in recent years and intend to continue to focus on this type of lending in the future.
Our concentration of residential mortgage loans exposes us to increased lending risks.
At December 31, 2023, $463.4 million, or 15.3%, of our loan portfolio was secured by one-to-four family real estate. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.
As of December 31, 2023, $225.4 million of our residential mortgage loans were made through the community bank, and 82.1% are secured by property in Washington State, and a significant majority of that is located in the Puget Sound region. A decline in residential real estate values as a result of a downturn in the Puget Sound housing market could reduce the value of the real estate collateral securing these types of loans. As of December 31, 2023, $161.3 million of our residential mortgage loans made through the community bank were made to investors. These loans may behave more like multi-family loans than individual 1-4 family loans that are occupied by their owners.
As of December 31, 2023, $238.0 million of our residential mortgage loans were made through CCBX partners and are located in different regions across the U.S. A decline in residential real estate values across the U.S. would reduce the value of this residential real estate collateral. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card.
Our origination of construction loans exposes us to increased lending risks.
At December 31, 2023, $157.1 million, or 5.2% of our total loans was construction, land and land development loans. We originate commercial construction loans primarily to professional builders for the construction of one-to-four family residences, apartment buildings, and commercial real estate properties. To a lesser degree, we also originate land acquisition loans for the purpose of facilitating the ultimate construction of a home or commercial building. Our construction loans present a greater level of risk than loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. In addition, construction costs may exceed original estimates as a result of increased materials, labor or other costs. Construction loans also often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness.
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
We originate and purchase loans through our CCBX partners, which exposes us to increased lending and compliance risks.
At December 31, 2023, $1.20 billion, or 39.4% of our total loans were originated or purchased through CCBX partners. Our partners underwrite these loans in compliance with our credit standards and policies. Our CCBX partners service $1.11 billion of these loans. Our partners provide fraud and credit enhancements on many of our CCBX loans, but if they are unable to fulfill their contracted obligations then the Bank would be exposed to writing off all or a part of the credit enhancement asset and to additional credit losses as a result of this counterparty risk. We are subject to compliance and regulatory risk if partners do not follow our servicing policies, lending laws and regulations.
Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio.
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
The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for increases in our allowance for credit losses through the provision for losses on loans which is charged against income. Management also recognizes that significant new growth in loan portfolios, through the community bank and/or CCBX, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions.
Many of the agreements with our CCBX partners provide for a credit enhancement which helps protect the Bank by absorbing incurred losses. CCBX credit enhancements are free-standing and are accounted separately from the allowance for credit loss. In accordance with accounting guidance, we estimate and record a provision for probable losses for these CCBX loans, without regard to the credit enhancement. If a CCBX lending partner is unable to fulfill its contractual obligations with the Bank, then the Bank would be exposed to additional credit losses as a result of this counterparty risk and would have to absorb any credit losses associated with the CCBX partner that cannot fulfill its contractual obligations.
Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. If current conditions in the housing and real estate markets weaken, we expect we will experience increased delinquencies and credit losses. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on their judgments about information available to them at the time of their examination. In addition, if charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance for credit losses. While we believe that our allowance for credit losses was adequate at December 31, 2023, there is no assurance that it will be sufficient to cover future credit losses, especially if there is a significant deterioration in economic conditions.
The FASB adopted a new accounting standard referred to as CECL which requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. We adopted this accounting pronouncement effective for our fiscal year beginning January 1, 2023.
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
While there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is comprised of loans secured by property located in the Puget Sound region and substantially all of our loan and deposit customers are businesses and individuals in greater Puget Sound region. A deterioration of the economy in the market areas we serve could result in the following consequences, any of which would have an adverse impact, which could be material, on our business, financial condition, and results of operations:
•high short-term interest rates may cause deposits to decline and deposit costs to increase as depositors seek higher returns on their deposits;
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

•CCBX partners may experience financial difficulties or fail, our BaaS revenue may decrease, and credit losses could increase if the partner cannot fulfill its credit enhancement obligations;
•low cost or noninterest bearing deposits may decrease; and
•demand for our loan and other products and services may decrease.
A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loans are geographically diverse. Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as earthquakes and flooding. Further, deterioration in local economic conditions could drive the level of credit losses beyond the level we have provided for in our allowance for credit losses, which in turn could necessitate an increase in our provision for credit losses and a resulting reduction to our earnings and capital.
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
As of December 31, 2023, the balance of owned SBA loans and SBA loans net of the sold portion was $8.0 million, which includes $3.0 million in PPP loans that are 100% guaranteed, and an additional $1.9 million in non-PPP SBA loans which are also guaranteed. As of December 31, 2023, the balance of SBA loans sold and serviced was $8.7 million, resulting in $49,000 in servicing income for the year ended December 31, 2023. Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program, referred to herein as an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience an adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress or exhaustion of the available funding for SBA programs may also have an adverse effect on our business, financial condition and results of operation. In addition, any default by the U.S. Government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could adversely affect our business, financial condition and results of operations.
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
In 2006, the federal banking regulators issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (“CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, totaled $1.1 billion and represented 238.3% and 269.2% of its capital, at December 31, 2023 and 2022, respectively. The outstanding balance of the Bank’s regulatory CRE portfolio has increased by 16.8% and 30.9%, for the years ended December 31, 2023 and 2022, respectively. The level of CRE has exceeded regulatory guidelines in the previous 36 months, it was 305.1% at December 31, 2021, but the growth rate was within regulatory guidelines.
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
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO, and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our financial statements may not reflect the correct value of our OREO, and our allowance for credit losses may not reflect accurate loan impairments. This could adversely affect our business, financial condition and results of operations. As of December 31, 2023, we did not hold any OREO or repossessed property and equipment.
We derive a percentage of our deposits, total assets and income from deposit accounts generated through our BaaS relationships.
Deposit accounts acquired through these relationships totaled $1.86 billion, or 55.4% of total deposits at December 31, 2023. We provide oversight over these relationships, which must meet all internal and regulatory requirements. We may exit relationships where such requirements are not met or be required by our regulators to exit such relationships. Also, our CCBX partner(s) could terminate a relationship with us for many reasons, including being able to obtain better terms from another provider or dissatisfaction with the level or quality of our services. If a relationship were to be terminated, it could materially reduce our deposits, assets and income. We cannot assure you that we could replace such relationship. If we cannot replace such relationship, we may be required to seek higher rate funding sources as compared to the existing relationship and interest expense might increase. We may also be required to sell securities or other assets to meet funding needs which would reduce revenues or potentially generate losses.
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
We have entered into agreements with BaaS partners, which includes broker dealers and digital financial service providers, pursuant to which we will provide certain banking services for the BaaS partner customers, including serving as the issuing bank for debit cards issued to their customers and establishing one or more settlement accounts for the purpose of settling customer transactions in the cash management account program. The agreements have varying terms and may be terminated by the parties under certain circumstances. If our BaaS partners are not successful in achieving customer acceptance of their programs or terminate the agreement before the end of its term, our revenue under the agreement may be limited or may cease altogether. In addition, because we will provide banking services with respect to the cash features of our BaaS partner account programs, our bank regulators may hold us responsible for their activities with respect to the marketing or administration of their programs, which may result in increased compliance costs for us or potentially compliance violations as a result of BaaS partner activities. In recent years, a significant number of banks that provide BaaS have become subject to enforcement actions relating to their partners’ activities, indicating that banking regulators have made banks’ oversight over their BaaS partners a supervisory priority and that there is an increased risk that we could similarly become subject to additional regulatory scrutiny or enforcement. Additionally, financial weaknesses at our BaaS partners could cause us to record greater expenses or losses or suffer reputational harm.
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
We rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud or other misconduct by employees or outside persons, the improper use of confidential information, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of our internal control system and compliance requirements, high volume of transactions processed for our strategic partners, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions, including claims for negligence, that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulations, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. We maintain a system of internal controls to mitigate operational risks, including data processing system failures and errors and customer or employee fraud, as well as insurance coverage designed to protect us from material losses associated with these risks, including losses resulting from any associated business interruption. It is not always possible to prevent employee or third-party errors or misconduct. Although our control testing has not identified any material weaknesses in our internal control system, a breakdown in our internal control system, improper operation of our systems or improper employee actions could result in material financial loss to us, the imposition of regulatory action, and damage to our reputation.
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
While we attempt to invest a significant majority of our total assets in loans (our loan-to-asset ratio was 80.6% as of December 31, 2023), we invest a percentage of our total assets (4.0% as of December 31, 2023) in investment securities with the primary objectives of providing a source of liquidity and meeting pledging requirements. As of December 31, 2023, the fair value of our available for sale investment securities portfolio was $99.5 million, which included a net unrealized loss of $537,000, and the fair value of our held to maturity investment securities was $51.0 million, which included a net unrealized gain of $181,000. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Although we have not recognized other-than-temporary impairment related to our investment portfolio as of December 31, 2023, changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, among other factors, may cause us to recognize losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.
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
We are highly dependent on the accuracy and effectiveness of our operational processes and systems and the operational processes and systems of external parties related to the community bank and CCBX.
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
Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services to customers and partners. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. We are subject to complex and increasingly demanding laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal laws and regulations impose data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs.
While we have implemented a vendor management program with the third-party service providers, to help ensure third party relationships are effectively managed by providing risk-focused controls and processes that are designed to monitor our vendors’ compliance with relevant laws, regulations, and industry standards, we may not be able to ensure that all of our clients, suppliers, counterparties, broker dealers and financial providers in CCBX, and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers for our products and services and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our business, financial condition and earnings.
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
We have an Information Security Program that includes internal/external penetration testing, regular vulnerability assessments, detailed vulnerability management, data loss prevention controls, file access and integrity monitoring and reporting and threat intelligence. While we have established policies and procedures to prevent or limit the impact of cyber-attacks, there can be no assurance that such events will not occur or will be adequately addressed if they do. In addition, we also outsource certain cybersecurity functions, such as penetration testing, to third-party service providers, and the failure of these service providers to adequately perform such functions could increase our exposure to security breaches and cybersecurity threats. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other malicious code and cyber-attacks that could have an impact on information security. Any such breach or attacks could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services, all of which could adversely affect our business, financial condition and results of operations. Further, to the extent that the activities of our third-party service providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation costs and other possible liabilities. For further information, see the section titled “Cybersecurity” in Part I, Item 1C of this Annual Report on Form 10-K.
As noted above, federal banking agency rules require banking organizations to notify their primary federal regulator of significant security incidents within 36 hours of determining that such an incident has occurred as soon as possible and no later than within 36 hours of a significant cybersecurity incident. Failure to comply with these requirements in the event of such an incident could result in sanctions by regulatory agencies, civil money penalties, and/or damage to our reputation, all of which could have an adverse effect on our business, financial condition and results of operations. Additionally, the SEC recently enacted rules, effective as of December 18, 2023, requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy and governance. If we fail to comply with these new requirements we could incur regulatory fines in addition to other adverse consequences to our reputation, business, financial condition and results of operations.
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
We may complement and expand our business by growing our BaaS segment, expanding the Bank’s banking location network, or de novo branching, and pursuing strategic acquisitions of financial institutions and other complementary businesses. Generally, we must receive federal and state regulatory approval before we can acquire a depository institution or related business insured by the FDIC or before we open a de novo branch. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects, and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the CRA) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all.
Federal bank regulators have increasingly focused on the risks related to bank and fintech company partnerships, raising concerns regarding risk management, oversight, internal controls, information security, change management, compliance, and information technology operational resilience. This focus is demonstrated by recent regulatory enforcement actions against other banks that have allegedly not adequately addressed these concerns while growing their BaaS offerings. We could be subject to additional regulatory scrutiny with respect to our CCBX business that could have a material adverse effect on the business, financial condition, results of operations and growth prospects of the Company.
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
The CRA requires the Federal Reserve to assess the Bank’s performance in meeting the credit needs of the communities it serves, including low- and moderate-income neighborhoods, and if the Bank performs unsatisfactorily, various adverse regulatory consequences may ensue, including an inability to secure regulatory approval of expansionary transactions or new branches. Additionally, on October 24, 2023, the FDIC, the Federal Reserve and the OCC released a final rule revising the framework that they use to evaluate banks’ records of community reinvestment under the CRA that may make it more challenging and/or costly for insured depository institutions to achieve an “Outstanding” or “Satisfactory” CRA rating, which could negatively impact our ability to obtain regulatory approval for an acquisition.

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
Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Any such losses could adversely affect our business, financial condition and results of operations. Additionally, we may be adversely affected by the soundness of other financial institutions even when we do not have direct or indirect relationships with those institutions. For example, the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023 resulted in significant disruption in the financial services industry and negative media attention, which has also adversely impacted the volatility and market prices of the securities of financial institutions and resulted in outflows of deposits for many financial institutions.
We could be adversely affected by the soundness of our CCBX partners.
A growing portion of our revenue, deposits and loans are derived from CCBX partner activities. If our partners are not operating soundly, we may be adversely impacted through decreased revenue, increased credit losses and reduced deposits. Our CCBX partners originate their loans in compliance with our credit standards and policies. Additionally, partners provide fraud and credit enhancements on many of our CCBX loans. If any CCBX partners encounter operating difficulties, we may experience reduced revenue, increased credit losses if credit and fraud enhancement obligations are not met, and reduced deposits, which may impact liquidity. Any such losses could adversely affect our business, financial condition and results of operations.
General Risk Factors
National and global economic and other conditions could adversely affect our future results of operations or market price of our stock.
Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, changes in government monetary and fiscal policies and inflation, foreign policy, and financial market volatility, all of which are beyond our control. Global economies continue to face significant challenges to achieving normalized economic growth rates and there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Any deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and could also cause the market price of our stock to decline. While it is impossible to predict how long challenging economic conditions may exist, a slow or fragile recovery could continue to present risks into the future for the industry and our company. In addition, concerns about the performance of international economies, especially in Europe and emerging markets, economic conditions in Asia, particularly the economies of China, South Korea and Japan, GDP, inflation, higher interest rates, unemployment, global unrest, the Russian invasion of Ukraine, conflicts in the Middle East, the political environment, trade issues and resulting economic impact, can impact the economy and financial markets here in the United States. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity. Further, our business could be adversely affected by the effects of a widespread outbreak of epidemic illness in the human population. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have an adverse effect on our business, financial condition and results of operations.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Coastal recognizes the critical importance of identifying, assessing and managing material risks from information security threats. One key way that Coastal mitigates information security threats is through the Company’s information security program (the “Information Security Program”). Cybersecurity is an integral subset of information security and the Information Security Program is designed to protect the Company from cybersecurity attacks, breaches, incidents and resulting consequences.
As part of the Information Security Program, the Company has implemented preventative controls to minimize data loss, exposure and misuse. These controls are designed to be implemented prior to a threat event to avoid the likelihood and potential impact of inadvertent or intentional misuse, improper disclosure, damage or loss. In addition, the Information Security Program includes internal and external penetration testing, regular vulnerability assessments, detailed vulnerability management, data loss prevention controls, file access and integrity monitoring and reporting and threat intelligence. The Information Security Program is coordinated and primarily executed by our information security, technology, IT and operations personnel. The IT department is responsible for the oversight of all managed systems and implements and maintains appropriate controls to protect the confidentiality, integrity and availability of computerized data and information resources. Coastal applies a layered defense strategy for protecting information systems and customer information, including the implementation of zero-trust principles, which require authenticated, authorized, and validated users and devices to access applications and data. Security logs are correlated and monitored by an internal security team as well as an augmented third-party Security Operation Center. Network vulnerability scans are conducted daily.
Coastal engages third party assessors, consultants and auditors in connection with the Information Security Program, including to conduct external penetration testing, independent audits and risk assessments. Coastal also utilizes third party service providers in the ordinary course of business to provide services to customers and partners. These third-party service providers may store or process confidential information and personally identifiable information related to our customers or on behalf of our partners in order to perform those services for which they were engaged. Coastal has implemented a vendor management program to help ensure third party relationships are effectively managed. Under this program, we have established risk-focused controls and processes that are designed to monitor our vendors’ compliance with relevant laws, regulations, and industry standards, such as data privacy regulations and anti-corruption laws, as well as relevant contractual obligations.
Executive Management is responsible for managing the Information Security Program’s operations for identifying and assessing external and internal risks to the security, confidentiality, and integrity of nonpublic information that could result in the unauthorized disclosure, misuse, alteration, destruction or other compromise of such information. Coastal’s Information Security Officer (“ISO”) is designated by the Board and is responsible for implementing and monitoring the Information Security Program. The ISO is a Senior Vice President and has served in such role since 2010. The ISO has over 38-years of financial institution experience, which includes, compliance, BSA, operations, physical security along with information security. The ISO provides an annual report to the Board on the overall status of the Information Security Program and on information technology incidents as necessary. The SVP of Technology also has responsibility for cybersecurity matters and reports to the Management Risk Committee, which consists of members of senior management. The Technology Subcommittee of the Management Risk Committee focuses on 3 pillars: Technology Strategy, InfoSec/Cyber, and Data.
The SVP of Technology has served in that role since 2005 and the SVP, Head of Technology Operations and Implementation, who also supports the Information Security Program, has 23 years of financial technology experience, including previously as Director, Application Development and Vice President, Integration and Analytics. The Information Security Program is further supported by other members of Coastal’s management team, including the President, Chief Risk Officer, and the Chief Audit Executive.
The Board exercises oversight over the Information Security Program and reviews and approves the Information Security Program at least annually. Cybersecurity risk management is also incorporated into Coastal’s overall enterprise risk management framework, which is updated on an annual basis and subject to oversight by the Management Risk Committee and the Board.
Although Coastal has not, as of the date of this Annual Report on Form 10-K, experienced a cybersecurity threat or incident that materially affected Coastal’s business strategy, results of operations, or financial condition, there can be no guarantee that Coastal will not experience such an incident in the future. For a discussion regarding risks from cybersecurity threats, see “Item 1A. Risk Factors,” including the risk factors titled “—We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our business, financial condition and earnings” and “—We are dependent on our information technology and telecommunications systems and third-party service providers; systems failures, interruptions, security breaches and cybersecurity threats could have an adverse effect on our business, financial condition and results of operations.” As noted above, we are a regulated financial institution and are subject to financial privacy laws and to oversight by federal banking agencies. For additional information on these laws and oversight, see “Item 1. Business—Regulation and Supervision.”
Item 2.    Properties
Our corporate headquarters is located at 5415 Evergreen Way, Everett, WA 98203. In addition to our corporate headquarters, which includes our Evergreen branch, we operated 13 other branch offices as of December 31, 2023 for our community bank and CCBX segments. Twelve of our branches are located in Snohomish County and two of our branches are located in neighboring counties (one in King County and one in Island County). We own our corporate headquarters and five of our other branch offices and lease the remainder of our branch offices. The leases, excluding renewal periods, on our branch offices expire in 2024 through 2044. We believe that these facilities and additional or alternative space available to us are adequate to meet our needs for the foreseeable future.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information, Holders of Common Stock and Dividends
The Company’s common stock, no par value per share, is traded on the Nasdaq Global Select Market under the symbol “CCB.” On March 7, 2024, there were 279 holders of record of the Company’s common stock.
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

Securities Authorized for Issuance under Equity Compensation Plan
For information regarding securities authorized for issuance under the Company’s equity compensation plans, see subparagraph (d) in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” of this Form 10-K , which is incorporated herein by reference.
Performance Graph
The following graph shows the five-year comparison of the total return to shareholders of the Company’s common stock as compared to the total returns of the S&P United States SmallCap Banks (Industry Group) Index and S&P 600 Small Cap during the five-year period beginning December 31, 2018 and ending December 31, 2023. Total return includes appreciation or depreciation in market value of the Company’s common stock as well as actual cash and stock dividends paid to common shareholders. The graph assumes the value of the investment in Company’s common stock and each index was $100 on December 31, 2018, and all dividends were reinvested. There can be no assurance that our future stock performance will be the same or similar to the historical stock performance shown in the graph below. We neither make nor endorse any predictions as to stock performance.

Total Return Performance
$400.00
$300.00
$200.00
$100.00
$—
2018
2019
2020
2021
2022
2023
Coastal Financial Corporation
S&P 600 Small Cap
S&P United States SmallCap Banks (Industry Group) Index

	2018	2019	2020	2021	2022	2023
Coastal Financial Corporation	$100.00	$108.14	$137.89	$332.37	$312.02	$291.60
S&P 600 Small Cap	100.00	122.78	136.64	173.29	145.39	168.73
S&P United States SmallCap Banks (Industry Group) Index	100.00	125.46	113.94	158.62	139.85	140.55

Source: S&P Global Market Intelligence

The information set forth under the heading “Performance Graph” shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that such information to be treated as soliciting material or specifically to be incorporated by reference into a filing under the Securities Act of 1933 or the Exchange Act.
Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the year ended December 31, 2023.

Item 6.    Reserved
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a bank holding company that operates through our wholly owned subsidiaries, Coastal Community Bank (“Bank”) and Arlington Olympic LLC . We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. Our business is conducted through three reportable segments: The community bank, CCBX and treasury & administration. The community bank segment includes all community banking activities, with a primary focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has 21 partners as of December 31, 2023. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.
As of December 31, 2023, we had total assets of $3.75 billion, total loans receivable of $3.03 billion, total deposits of $3.36 billion and total shareholders’ equity of $295.0 million.
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
We generate most of our community bank revenue from interest on loans and CCBX revenue from BaaS fee income and interest on loans. Our primary source of funding for our loans is commercial and retail deposits from our customer relationships and from our partner deposit relationships. We place secondary reliance on wholesale funding, primarily borrowings from the Federal Home Loan Bank (“FHLB”). Less commonly used sources of funding include borrowings from the Federal Reserve System (“Federal Reserve”) discount window, draws on established federal funds lines from unaffiliated commercial banks, brokered funds, which allows us to obtain deposits from sources that do not have a relationship with the Bank and can be obtained through certificate of deposit listing services, via the internet or through other advertising methods, or a one-way buy through an insured cash sweep (“ICS”) account, which allows us to obtain funds from other institutions that have deposited funds through ICS. Our largest expenses are provision for credit losses - loans, BaaS loan expense, BaaS fraud expense, salaries and employee benefits, interest on deposits and borrowings, occupancy expense, legal and professional expenses and data processing. Our principal lending products are commercial real estate loans, consumer loans, residential real estate, commercial and industrial loans and construction, land and land development loans.
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
In the second half of 2023, the federal banking agencies issued multiple proposed rules in these areas that would largely apply only to large banking organizations and would not apply to the Company if finalized as proposed. These proposed rules include a July 2023 interagency proposal to revise the capital framework applicable to banking organizations with total assets of $100 billion or more or with significant trading activity, an August 2023 FDIC proposal to require covered insured depository institutions with total assets of $50 billion or more to develop and submit resolution plans, and an August 2023 interagency proposal to require bank holding companies with total assets of $100 billion or more to issue and maintain minimum amounts of long-term debt.
The extent of final actions to be taken by the federal banking agencies in responses to these bank failures, including the potential changes discussed by the Federal Reserve Vice Chair or highlighted in the Federal Reserve and FDIC reports, remain unclear.
Small Business Lending Data Collection Rule
On March 30, 2023, the CFPB finalized a rule under section 1071 of the Dodd-Frank Act requiring lenders to collect and report data regarding small business lending activity. The Company is evaluating the impact of the new rule. The rule requires compliance by October 1, 2024, April 1, 2025, or January 1, 2026, depending on the number of covered small business loans that a covered lender originates.
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
Third Party Risk Management Guidance
On June 6, 2023, the FDIC, the Federal Reserve and the OCC issued final interagency guidance on sound risk management principles that support developing and implementing risk management practices for all stages in the life cycle of third-party relationships. The Bank has evaluated the impact of this guidance, and is making revisions and enhancements to its programs, policies and procedures to address any gaps and maintain compliance.
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

Credit Quality
We have well established loan policies and underwriting practices that have resulted in low levels of charge-offs and nonperforming assets for the community bank. Through our thorough underwriting process, we strive to originate quality loans that will maintain and enhance the overall credit quality of our loan portfolio, and through our careful monitoring of our community bank loan portfolio and prompt attention to delinquencies, we seek to minimize the impact of problem loans. However, credit trends in the markets in which we operate are largely impacted by economic conditions beyond our control and can adversely impact our financial condition. We originate loans through our CCBX partners and while these loans will have higher levels of charge-offs and nonperforming assets, agreements with our CCBX partners provide for a credit enhancement which protects the Bank by absorbing incurred losses. If our partners are unable to fulfill their contracted obligations then the Bank would be exposed to additional credit losses as a result of this counterparty risk. Management regularly evaluates and manages this counterparty risk. The Company is responsible for credit losses on approximately 10% of a $288.1 million CCBX loan portfolio. At December 31, 2023, 10% of this portfolio represented $29.1 million in loans.
Operating Efficiency
The largest component of noninterest expense is BaaS loan and fraud expense. Other significant operating expenses include salaries and employee benefits, occupancy expense, legal and professional expenses, data processing expense, director and staff expense and marketing expense. Our operating efficiency, as measured by our efficiency ratio, has gradually improved primarily because the growth of our deposits and loans has enabled our net interest income and noninterest income to outpace the growth of our expenses. When we make substantial investments in the infrastructure of new segments, open new branches or make investments to increase our operating capacity, our operating efficiency decreases until we generate enough revenue growth to offset the increased costs however, prior to making such investments, we focus on how best and most expediently we can achieve the revenue growth necessary to offset the costs of these investments or new branches. Our efficiency ratio has been impacted by the increase in CCBX income and CCBX expense. Our efficiency ratio was 45.92% at December 31, 2023, compared to 56.26% at December 31, 2022. This change is largely due to an increase in net interest income and credit enhancement income for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Economic Conditions
Our business and financial performance are affected by economic conditions generally in the United States and more directly in the markets in the Puget Sound region where we operate. The significant economic factors that are most relevant to our business and our financial performance include, but are not limited to, real estate values, interest rates and unemployment rates. In recent years, the Puget Sound region has experienced significant population gain, fueled in large part by the region’s technology industry, low unemployment and rising real estate values, all of which positively impacted our business. The economic environment is continuously changing, due to GDP, inflation, higher interest rates, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, the political environment, and trade issues all contribute to economic uncertainty which has caused increased market volatility and may lead to an economic recession and/or a significant decrease in consumer confidence and business generally.
Critical Accounting Estimates and Significant Accounting Policies
Our accounting policies are integral to understanding our results of operations. Our accounting policies are described in greater detail in Note 1 to our consolidated financial statements included elsewhere in this Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider the items discussed below to be critical accounting estimates. These assumptions, estimates and judgments we use can be influenced by a number of factors, including the general economic environment. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations. We believe that of our accounting policies, the following accounting policies may involve a higher degree of judgment and complexity:
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
Management evaluates debt securities for credit losses, on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as an impairment through earnings. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For more information and discussion related to securities, see “Note 3 - Investment Securities” in the Consolidated Financial Statements.
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
As of December 31, 2023, loans receivable totaled $3.03 billion, an increase of $398.8 million, or 15.2%, compared to $2.63 billion as of December 31, 2022. Total loans receivable is net of $7.3 million in net deferred origination fees, $47,000 of which is attributed to PPP loans. The increase in loans is largely attributed to growth in our CCBX segment as a result of growth from existing and new partners, combined with loan growth in the community bank segment, slightly offset by forgiveness or principal paydowns on PPP loans. For more information and discussion related to the loans held for investment, see “Note 4 - Loans and Allowance for Credit Losses” in the Consolidated Financial Statements.
Loans Held for Sale
CCBX loans held for sale consist of the portion of CCBX originated loans that the Company intends to sell back to the originating CCBX partner or its affiliate generally at par. The Company sells loans to manage credit positions and concentrations with partners and across loan categories. During the twelve months ended December 31, 2023, the Company transferred $599.9 million in CCBX loans receivable to loans held for sale and subsequently sold these loans. As of December 31, 2023 and 2022 there were no CCBX loans held for sale.
Community bank loans held-for-sale consist of the guaranteed portion of SBA loans and United States Department of Agriculture (“USDA”) loans the Company intends to sell after origination and are reflected at the lower of aggregate cost or fair value. Loans are generally sold with servicing of the sold portion retained by the Company when the sale of the loan occurs, the premium received is combined with the estimated present value of future cash flows on the related servicing asset and recorded as a gain on sale of loans in noninterest income. There were no community bank loans held for sale at December 31, 2023 and 2022.
Equity Investments
Equity investments include amounts invested in stock, venture capital funds, partnerships, and other business ventures. Some of these equity investments are in vendors/suppliers, private companies, government agencies, or government sponsored enterprises. The Company directly holds stock in organizations such as the Federal Reserve Bank, Federal Home Loan Bank of Des Moines, private companies, and venture capital funds. Equity investments are subject to the risk of loss if these organizations experience financial difficulties or fall on hard times. The Company carries these investments at market value or cost if market value is not readily determinable. During 2023, net contributions to private company equity investments totaled $125,000 and increased in value by $278,000 in response to a redemption of a fund and to a decline in value in the stock based financial performance and growth rates. In 2022, net contributions to private company equity investments totaled $699,000 and increased in value by $153,000 (unrealized gain) mostly in response to one company’s issuance of common equity awards, identical to the Company’s holdings, at a higher value.
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
Allowance for Credit Losses
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
The Company increased the allowance from $74.0 million at December 31, 2022 to $117.0 million at December 31, 2023. The allowance was significantly increased in response to growth in CCBX loans. The Company uses CCBX partner data, industry data and its own credit loss data to develop an appropriate allowance for the risk inherent in the CCBX new loan volume. The Company increased the allowance from $28.6 million to $74.0 million in 2022 largely due to an increase in CCBX consumer loans. For more information and discussion related to the allowance for credit losses, see “Note 4 - Loans and Allowance for Credit Losses” in the Consolidated Financial Statements.

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
The recording of BaaS income and expense is dependent upon the contractual agreement with each partner, however in accordance with accounting guidance the recording of certain components of BaaS income are consistent across agreements. Agreements with many of our CCBX partners provide for a credit enhancement which protects the Bank by absorbing incurred losses. In accordance with accounting guidance, we estimate and record a provision for probable losses for these CCBX loans. When the provision for credit losses - loans and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancement). Incurred losses are recorded in the allowance for credit losses, the credit enhancement asset is relieved when credit enhancement recoveries are received from the CCBX partner. Many agreements with our CCBX partners also provide protection to the Bank from fraud by absorbing incurred fraud losses. Fraud losses are recorded when incurred in noninterest expense, and the recovery received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. Enhancements that provide protection to the Bank from credit and fraud losses, are not within the scope of Topic 606.
For the year ended December 31, 2023, noninterest income subject to Topic 606 increased $3.0 million to $21.2 million, compared to $18.2 million for the year ended December 31, 2022. The increase was largely due to an increase in BaaS fee income resulting from growth with active CCBX partners. For more information and discussion related to revenue recognition, see “Note 19 – Revenue Recognition” in the Consolidated Financial Statements.
Recent Pronouncements
For a discussion of the expected impact of accounting pronouncements recently adopted and accounting pronouncements recently issued but not yet adopted by us as of December 31, 2023, see “Note 2 – Recent Accounting Standards” in the accompanying notes to our audited consolidated financial statements included elsewhere in this Report on Form 10-K.

Results of Operations
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the year ended December 31, 2023. The information contained in this section should be read together with the December 31, 2022 audited Consolidated Financial Statements and the accompanying Notes included in Item 8. Financial Statements And Supplementary Data of this Form 10-K.
This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Form 10-K for the fiscal year ended December 31, 2022.
Net Income
Year Ended December 31, 2023, Compared to Year Ended December 31, 2022. Net income for the year ended December 31, 2023 was $44.6 million, or $3.27 per diluted share, compared to $40.6 million, or $3.01 per diluted share, for the year ended December 31, 2022. The increase in net income over the prior year was attributable to a $67.0 million increase in net interest income, $82.5 million increase in noninterest income partially offset by a $104.9 million increase in the provision for credit losses - loans and a $38.0 million increase in noninterest expense. The increase in noninterest income, provision expense and noninterest expense are largely related to CCBX loan and deposit growth. The increase in interest expense is related to higher average interest bearing deposits and an increase in cost of deposits as a result of higher interest rates.
Net Interest Income
Year Ended December 31, 2023, Compared to Year Ended December 31, 2022. Net interest income for the year ended December 31, 2023 was $238.7 million, compared to $171.8 million for the year ended December 31, 2022, an increase of $67.0 million, or 39.0%. Yield on loans receivable was 10.60% for the year ended December 31, 2023, compared to 8.12% for the year ended December 31, 2022. The increase in net interest income compared to the year ended December 31, 2022 was largely related to increased yield on loans from growth in higher yielding CCBX and community bank loans and interest rate increases on variable rate and new loans. Average loans receivable for the year ended December 31, 2023 was $2.94 billion, compared to $2.26 billion for the year ended December 31, 2022.
Interest and fees on loans totaled $311.4 million for the year ended December 31, 2023 compared to $183.4 million for the year ended December 31, 2022. The $128.1 million increase in interest and fees on loans for the year ended December 31, 2023, compared to the year ended December 31, 2022, was largely due to increased yield on loans from growth in higher yielding CCBX and community bank loans and an overall increase in interest rates. Loan growth of $398.8 million, or 15.2%, for the year ended December 31, 2023, compared to December 31, 2022, includes a decrease of $1.7 million in PPP loans that were forgiven or repaid. CCBX average loans receivable grew to $1.21 billion for the year ended December 31, 2023, compared to $742.4 million for the year ended December 31, 2022, an increase of $468.0 million, or 63.0%. Average CCBX yield of 16.89% was earned on CCBX loans for the year ended December 31, 2023, compared to 13.85% for the year ended December 31, 2022. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Also impacting the increase in loan interest is the increase in interest rates on variable rate loans resulting from the FOMC raising rates from 4.50% as of December 31, 2022 to 5.50% as of December 31, 2023, with the most recent increase during such period on July 26, 2023. We continue to monitor the impact of these increases in interest rates.

Interest income from interest earning deposits with other banks was $15.3 million at December 31, 2023, an increase of $8.6 million due to higher interest rates, compared to December 31, 2022. The average balance of interest earning deposits invested with other banks for the year ended December 31, 2023 was $295.8 million, compared to $516.0 million for the year ended December 31, 2022. This decrease was the result of increased loan demand. Additionally, the yield on these interest earning deposits with other banks increased 3.88%, compared to the year ended December 31, 2022. Interest income on investment securities increased to $3.2 million at December 31, 2023, compared to $1.7 million at December 31, 2022. Average investment securities increased $26.9 million from $93.2 million for the year ended December 31, 2022 to $120.2 million for the year ended December 31, 2023 as a result of purchasing additional securities to hold for CRA purposes, and average yield increased to 2.66% for the year ended December 31, 2023, compared to 1.87% for the year ended December 31, 2022.
Interest expense was $91.6 million for the year ended December 31, 2023, a $71.2 million increase from the year ended December 31, 2022. Interest expense on deposits was $89.0 million for the year ended December 31, 2023, compared to $19.0 million for the year ended December 31, 2022. The $70.0 million increase in interest expense on deposits was primarily due to an increase in average interest bearing deposits of $671.0 million. Interest on borrowed funds was $2.6 million for the year ended December 31, 2023, compared to $1.4 million for the year ended December 31, 2022. The $1.3 million increase in interest expense on borrowed funds from the year ended December 31, 2022 was the result of a $16.4 million average balance increase in subordinated debt, which increased during the quarter ended December 31, 2022 partially offset by a decrease in average FHLB borrowings, which were paid off in full during the quarter ended March 31, 2022. The FOMC increased the Fed Funds rate 1.00% during the twelve months ended December 31, 2023, with the most recent increase during such period on July 26, 2023. Interest expense will be impacted by any additional FOMC interest rate changes in future periods.
Net interest margin was 7.10% for the year ended December 31, 2023, compared to 5.97% for the year ended December 31, 2022. The increase in net interest margin compared to the year ended December 31, 2022 was largely a result of an increase in higher rate loans. Average loans increased $679.1 million, compared to the year ended December 31, 2022. Also contributing to the increase in net interest margin compared to the year ended December 31, 2022 was a $8.6 million increase in interest earned on interest earning deposits invested in other banks. These interest earning deposits earned an average rate of 5.19% for the year ended December 31, 2023, compared to an average rate of 1.30% for the year ended December 31, 2022. We expect that interest expense will increase and net interest margin will compress as we increase the interest rates on interest bearing deposits to compete with rates offered by our competitors. Additionally, the sale of higher risk and higher yielding loans during the year ended December 31, 2023 in an effort to optimize and strengthen the balance sheet is expected to further impact net interest margin in future quarters.
Cost of funds was 2.91% for the year ended December 31, 2023, compared to 0.75% for the year ended December 31, 2022. Cost of deposits for the year ended December 31, 2023 was 2.87%, which was a 216 basis point increase, from 0.71% for the year ended December 31, 2022. These increases were largely due to an increase in interest rates and an increase in interest bearing deposits. CCBX deposit growth also contributed to the increase in interest expense.
Total yield on loans receivable for the year ended December 31, 2023 was 10.60%, compared to 8.12% for the year ended December 31, 2022. This increase in yield on loans receivable is primarily attributed to an increase in higher rate CCBX loans. As of the year ended December 31, 2023, average CCBX loans increased $468.0 million, or 63.0%, with an average CCBX yield of 16.89%, compared to 13.85% at December 31, 2022. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. In light of our efforts to optimize and strengthen the balance sheet by selling higher yield CCBX loans, total yield on loans may not continue increasing and average CCBX loans may decrease and/or not increase at the rate they previously have as we work to grow the CCBX portfolio with enhanced credit standards and lower potential for future credit deterioration. There was a increase in average community bank loans of $211.1 million, or 13.9%, which is net of an average $28.6 million decrease in PPP loans as a result of loan forgiveness and repayments, compared to the year ended December 31, 2022. Average yield on community bank loans for the year ended December 31, 2023 was 6.20%. compared to 5.32% for the year ended December 31, 2022.

The following tables (1) show the average yield on loans and cost of deposits by segment and (2) illustrate how BaaS loan interest income is affected by BaaS loan expense resulting in net BaaS loan income and the associated yield for the periods indicated:

	For the Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021
(unaudited)	Yield on Loans	Cost of Deposits	Yield on Loans	Cost of Deposits	Yield on Loans	Cost of Deposits
Community Bank	6.20%	1.14%	5.32%	0.18%	4.90%	0.14%
CCBX (1)	16.89%	4.55%	13.85%	1.57%	4.46%	0.03%
Consolidated	10.60%	2.87%	8.12%	0.71%	4.86%	0.12%
(1)CCBX yield on loans does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. To determine net BaaS loan income earned from CCBX loan relationships, the Company takes BaaS loan interest income and deducts BaaS loan expense to arrive at net BaaS loan income which can be compared to interest income on the Company’s community bank loans. . A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

	For the Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021
(dollars in thousands; unaudited)	Income / Expense	Income / expense divided by average CCBX loans	Income / Expense	Income / expense divided by average CCBX loans	Income / Expense	Income / expense divided by average CCBX loans
BaaS loan interest income	$204,458	16.89%	$102,808	13.85%	$6,532	4.46%
Less: BaaS loan expense	86,900	7.18%	53,294	7.18%	2,976	2.03%
Net BaaS loan income (1)	$117,558	9.71%	$49,514	6.67%	$3,556	2.43%
Average BaaS Loans(2)	$1,210,413		$742,392		$146,304
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2) Includes loans held for sale.
The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees included in interest income totaled $4.4 million and $3.2 million for the years ended December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Year Ended December 31,
	2023			2022			2021
(dollars in thousands)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost
Assets
Interest earning assets:
Interest earning deposits with other banks	$295,808	$15,346	5.19%	$515,967	$6,728	1.30%	$402,081	$608	0.15%
Investment securities, available for sale (1)	100,260	2,158	2.15	91,970	1,710	1.86	27,908	49	0.18
Investment securities, held to maturity (1)	19,918	1,039	5.22	1,266	35	2.76	2,137	30	1.40
Other investments	11,512	387	3.36	10,146	345	3.40	7,052	284	4.03
Loans receivable (2)	2,936,908	311,441	10.60	2,257,787	183,352	8.12	1,688,925	82,112	4.86
Total interest earning assets	3,364,406	330,371	9.82	2,877,136	192,170	6.68	2,128,103	83,083	3.90
Noninterest earning assets:
Allowance for credit losses	(91,194)			(46,769)			(19,870)
Other noninterest earning assets	198,071			119,817			74,088
Total assets	$3,471,283			$2,950,184			$2,182,321

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$2,395,012	$89,000	3.72%	$1,724,020	$19,004	1.10%	$910,106	$2,327	0.26%
PPPLF borrowings	—	—	—	—	—	—	68,699	240	0.35
FHLB advances and borrowings	—	—	—	6,029	69	1.14	24,999	284	1.14
Subordinated debt	44,066	2,373	5.39	27,626	1,179	4.27	15,379	711	4.62
Junior subordinated debentures	3,589	271	7.55	3,587	143	3.99	3,585	84	2.34
Total interest bearing liabilities	2,442,667	91,644	3.75	1,761,262	20,395	1.16	1,022,768	3,646	0.36
Noninterest bearing deposits	707,641			942,087			989,945
Other liabilities	49,271			24,097			12,926
Total shareholders' equity	271,704			222,738			156,682
Total liabilities and shareholders' equity	$3,471,283			$2,950,184			$2,182,321
Net interest income		$238,727			$171,775			$79,437
Interest rate spread			6.07%			5.52%			3.54%
Net interest margin (3)			7.10%			5.97%			3.73%
(1) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2) Includes loans held for sale and nonaccrual loans.
(3) Net interest margin represents net interest income divided by the average total interest earning assets.

The following table presents an analysis of certain average balances, interest income and interest expense that are specific to each segment. The segment structure changed after 2021, therefore some items are reported as “n/a” for the year ended December 31, 2021. Items are that not directly attributed to the segment are not listed:

	For the Year Ended
	December 31, 2023			December 31, 2022			December 31, 2021
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost	Average Balance	Interest & Dividends	Yield / Cost	Average Balance	Interest & Dividends	Yield / Cost
Community Bank
Assets
Interest earning assets:
Loans receivable (1)	$1,726,495	$106,983	6.20%	$1,515,395	$80,544	5.32%	$1,542,621	$75,580	4.90%
Intrabank asset, net (6)	—	—	—	123,156	796	0.65	n/a	n/a	n/a
Total interest earning assets	1,726,495	106,983	6.20	1,638,551	81,340	4.96	1,542,621	75,580	4.90
Liabilities
Interest bearing liabilities:
Interest bearing deposits	900,516	17,354	1.93	905,447	2,896	0.32	877,389	2,228	0.25
Intrabank liability, net (6)	198,176	10,404	5.25	—	—	—	n/a	n/a	n/a
Total interest bearing liabilities	1,098,692	27,758	2.53	905,447	2,896	0.32	877,389	2,228	0.25
Noninterest bearing deposits	627,803			733,104			674,509
Net interest income		$79,225			$78,444			$73,352
Net interest margin(2)			4.59%			4.79%			4.76%

CCBX
Assets
Interest earning assets:
Loans receivable (1)(3)	$1,210,413	$204,458	16.89%	$742,392	$102,808	13.85%	$146,304	$6,532	4.46%
Intrabank asset, net (6)	363,921	19,071	5.24	285,164	4,106	1.44	n/a	n/a	n/a
Total interest earning assets	1,574,334	223,529	14.20	1,027,556	106,914	10.40	146,304	6,532	4.46
Liabilities
Interest bearing liabilities:
Interest bearing deposits	1,494,496	71,646	4.79	818,573	16,108	1.97	32,717	99	0.30
Total interest bearing liabilities	1,494,496	71,646	4.79	818,573	16,108	1.97	32,717	99	0.30
Noninterest bearing deposits	79,838			208,983			315,436
Net interest income		$151,883			$90,806			$6,433
Net interest margin(2)			9.65%			8.84%			4.40%
Net interest margin, net of Baas loan expense (4)			4.13%			3.65%			4.40%

	For the Year Ended
	December 31, 2023			December 31, 2022			December 31, 2021
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost	Average Balance	Interest & Dividends	Yield / Cost	Average Balance	Interest & Dividends	Yield / Cost
Treasury & Administration
Assets
Interest earning assets:
Interest earning deposits with other banks	$295,808	$15,346	5.19%	$515,967	$6,728	1.30%	$402,081	$608	0.15%
Investment securities, available for sale (5)	100,260	2,158	2.15	91,970	1,710	1.86	27,908	49	0.18
Investment securities, held to maturity (5)	19,918	1,039	5.22	1,266	35	2.76	2,137	30	1.40
Other investments	11,512	387	3.36	10,146	345	3.40	7,052	284	4.03
Total interest earning assets	427,498	18,930	4.43	619,349	8,818	1.42	439,178	971	0.22
Liabilities
Interest bearing liabilities:
PPPLF borrowings				—	—	—	68,699	240	0.35
FHLB advances and borrowings	—	—	—%	6,029	69	1.14%	24,999	284	1.14%
Subordinated debt	44,066	2,373	5.39	27,626	1,179	4.27	15,379	711	4.62
Junior subordinated debentures	3,589	271	7.55	3,587	143	3.99	3,585	84	2.34
Intrabank liability, net (6)	165,745	8,667	5.23	408,320	4,902	1.20	n/a	n/a	n/a
Total interest bearing liabilities	213,400	11,311	5.30	445,562	6,293	1.41	112,662	1,319	1.17
Net interest income		$7,619			$2,525			$(348)
Net interest margin(2)			1.78%			0.41%			(0.08)%
(1)Includes loans held for sale and nonaccrual loans.
(2)Net interest margin represents net interest income divided by the average total interest earning assets.
(3)CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. See the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” for a reconciliation of the impact of BaaS loan expense on CCBX loan yield.
(4)Net interest margin, net of BaaS loan expense includes the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements, and servicing CCBX loans. A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(5)For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(6)Intrabank assets and liabilities are consolidated for period calculations and presented as intrabank asset, net or intrabank liability, net in the table above.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the $56.1 million increase in loan interest income that is attributable to an increase in loan rates and $72.0 million increase in loan interest income that is attributable to an increase in loan volume. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Year Ended December 31, 2023 Compared to Year Ended December 31, 2022			Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate		Volume	Rate
Interest income:
Interest earning deposits	$(11,422)	$20,040	$8,618	$1,485	$4,635	$6,120
Investment securities, available for sale	178	270	448	1,191	470	1,661
Investment securities, held to maturity	973	31	1,004	(24)	29	5
Other Investments	46	(4)	42	105	(44)	61
Loans receivable	72,017	56,072	128,089	46,197	55,043	101,240
Total increase in interest income	61,792	76,409	138,201	48,954	60,133	109,087

Interest expense:
Interest bearing deposits	24,934	45,062	69,996	8,972	7,705	16,677
PPPLF borrowings	—	—	—	(240)	—	(240)
FHLB advances	(69)	—	(69)	(217)	2	(215)
Subordinated debt	885	309	1,194	523	(55)	468
Junior subordinated debentures	—	128	128	—	59	59
Total increase in interest expense	25,750	45,499	71,249	9,038	7,711	16,749
Increase in net interest income	$36,042	$30,910	$66,952	$39,916	$52,422	$92,338
Provision for Credit Losses
The provision for credit losses - loans is an expense we incur to maintain an allowance for credit losses at a level that is deemed appropriate by management to absorb expected losses on existing loans. For a description of the factors taken into account by our management in determining the allowance for credit losses see “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations—Financial Condition—Allowance for Credit Losses.”
The economic environment is continuously changing, due to GDP, inflation, higher interest rates, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, the political environment and trade issues that may impact the provision and therefore the allowance. Gross loans, excluding loans held for sale, totaled $3.03 billion at December 31, 2023 and included $3.0 million in PPP loans, which are 100% guaranteed, and are excluded from the provision for credit losses - loans calculation. The allowance for credit losses as a percentage of loans was 3.86% at December 31, 2023, compared to 2.82% at December 31, 2022.

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
The Company adopted the Current Expected Credit Loss (“CECL”) accounting standard effective January 1, 2023. The CECL allowance model which calculates reserves over the life of the loan and is largely driven by portfolio characteristics, economic outlook, and other key methodology assumptions versus the prior accounting practice that utilized the incurred loss model. The adoption of this ASU resulted in a one-time cumulative-effect adjustment to the allowance for credit losses as of the day of adoption.
Year Ended December 31, 2023, Compared to Year Ended December 31, 2022. The provision for credit losses - loans for the year ended December 31, 2023, was $184.0 million compared to $79.1 million for the year ended December 31, 2022. The increase in the Company’s provision for credit losses - loans during the year ended December 31, 2023, is largely related to the provision for CCBX partner loans. During the year ended December 31, 2023, a $182.7 million provision for credit losses - loans was recorded for loans originated through CCBX partners based on management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a provision for credit losses- loans of $1.3 million was needed for the year ended December 31, 2023.
The following table shows the provision expense by segment for the periods indicated:

	Year Ended
(dollars in thousands; unaudited)	December 31, 2023	December 31, 2022	December 31, 2021
Community bank	$1,322	$719	$1,275
CCBX	182,721	78,345	8,640
Total provision expense	$184,043	$79,064	$9,915
Net charge-offs for the year ended December 31, 2023 totaled $145.0 million, or 4.94% of total average loans, as compared to net charge-offs of $33.7 million, or 1.49% of total average loans, for the year ended December 31, 2022. Net charge-offs were up significantly in 2023 compared to 2022 as a result of the growth in loans originated through CCBX partners. In accordance with GAAP, CCBX losses are recorded as charge-offs, but CCBX partner agreements provide for a credit enhancement that indemnifies and as a result CCBX partners reimburse the Bank for net-charge-offs on CCBX loans and negative deposit accounts, except in accordance with the program agreement for one partner where the Company is responsible for credit losses on approximately 10% of a $288.1 million loan portfolio. At December 31, 2023, our portion of this portfolio represented $29.1 million in loans. Provision expense on these loans was $5.1 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively, with net charge-offs of $3.6 million in 2023 and $216,000 in 2022. In 2023, $52,000 of net charge-offs were recognized for community bank loans and $144.9 million of net-charge-offs were recognized for CCBX loans. In 2022, $382,000 of net charge-offs were recognized for community bank loans and $33.3 million of charge-offs were recognized for CCBX loans. Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by indemnifying or reimbursing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligations to replenish their cash reserve account then the Bank would be exposed to additional losses, as a result of this counterparty risk. If a CCBX partner does not replenish their cash reserve account then the Bank can declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. The Bank would write-off any remaining credit enhancement asset from the CCBX partner but would retain the full yield and any fee income on the loan portfolio going forward, and BaaS loan expense would decrease once default occurred and payments to the CCBX partner were stopped.

The following table show the total charge-off activity by segment for the periods indicated:

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
(dollars in thousands)	Community Bank	CCBX	Total	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$64	$151,933	$151,997	$428	$33,321	$33,749	$255	$385	$640
Gross recoveries	(12)	(7,019)	(7,031)	(46)	(36)	(82)	(83)	(12)	(95)
Net charge-offs	$52	$144,914	$144,966	$382	$33,285	$33,667	$172	$373	$545
Net charge-offs to average loans	0.00%	11.97%	4.94%	0.03%	4.48%	1.49%	0.01%	0.25%	0.03%
% of CCBX charge-offs covered by credit enhancement		97.5%			99.4%			100.0%
Noninterest Income
Our primary sources of recurring noninterest income are BaaS indemnification income, Baas program income and deposit service charges and fees. Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest or similar method.

For the year ended December 31, 2023, noninterest income totaled $207.2 million, an increase of $82.5 million, or 66.2%, compared to $124.7 million for the year ended December 31, 2022. The following table presents, for the periods indicated, the major categories of noninterest income:
The following table presents, for the periods indicated, the major categories of noninterest income:

	Year Ended December 31,			2023 compared to 2022		2022 compared to 2021
(dollars in thousands)	2023	2022	2021	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change
Deposit service charges and fees	$3,854	$3,804	$3,698	$50	1.3%	$106	2.9%
Loan referral fees	683	810	2,126	(127)	(15.7)	(1,316)	(61.9)
Gain on sale of bank branch including deposits and loans, net	—	—	1,263	—	0.0	(1,263)	(100.0)
Gain on sales of loans, net	253	—	396	253	100.0	(396)	(100.0)
Unrealized gain (loss) on equity securities, net	279	(153)	1,469	432	(282.4)	(1,622)	(110.4)
Other	884	1,344	1,859	(460)	(34.2)	(515)	(27.7)
Noninterest income, excluding BaaS program income and BaaS indemnification income	5,953	5,805	10,811	148	2.5	(5,006)	(46.3)
Servicing and other BaaS fees	3,855	4,408	4,467	(553)	(12.5)	(59)	(1.3)
Transaction fees	4,011	3,211	544	800	24.9	2,667	490.3
Interchange fees	4,252	2,583	701	1,669	64.6	1,882	268.5
Reimbursement of expenses	4,175	2,732	1,004	1,443	52.8	1,728	172.1
BaaS program income	16,293	12,934	6,716	3,359	26.0	6,218	92.6
BaaS credit enhancements	177,764	76,374	9,086	101,390	132.8	67,288	740.6
BaaS fraud enhancements	7,165	29,571	1,505	(22,406)	(75.8)	28,066	1864.9
BaaS indemnification income	184,929	105,945	10,591	78,984	74.6	95,354	900.3
Total BaaS income	$201,222	$118,879	$17,307	$82,343	69.3	$101,572	586.9
Total noninterest income	$207,175	$124,684	$28,118	$82,491	66.2%	$96,566	343.4%
A description of our largest noninterest income categories are below:
BaaS Income. Our CCBX segment provides BaaS offerings that enable our broker dealer and digital financial service providers to offer their customers banking services. In exchange for providing these services, we earn fixed fees, volume-based fees and reimbursement of costs depending on the program agreement. In accordance with GAAP, we recognize the reimbursement of noncredit fraud losses on loans and deposits originated through partners and credit enhancements related to the allowance for credit losses and reserve for unfunded commitments provided by the partner as revenue in BaaS income. CCBX credit losses are recognized in the allowance for credit losses -loans and fraud losses are expensed in noninterest expense under BaaS fraud expense. Also in accordance with GAAP, we establish a credit enhancement asset for expected future credit losses through the recognition of BaaS credit enhancement revenue at the same time we establish an allowance for those loans though a provision for credit losses - loans. For more information on the accounting for BaaS allowance for credit losses, reserve for unfunded commitments, credit enhancements and fraud enhancements see the section titled “CCBX – BaaS Reporting Information.”

For the year ended December 31, 2023, we earned $201.2 million in BaaS fees, which was an increase of $82.3 million, or 69.3%, over the year ended December 31, 2022, where we earned $118.9 million in BaaS fees. The increase over the year ended December 31, 2022 was primarily due to an increase of $101.4 million in BaaS credit enhancements related to the allowance for credit losses and reserve for unfunded commitments partially offset by $22.4 million less in BaaS fraud enhancements as a result of lower reported fraud, and an increase of $3.4 million in total BaaS fee program income, which was the result of increased activity.
Our CCBX segment continues to evolve, and we now have 21 relationships, at varying stages, as of December 31, 2023.  We continue to refine the criteria for CCBX partnerships and are exiting relationships where it makes sense and are focusing on expanding and developing relationships with larger and more established partners, with experienced management teams, existing customer bases and strong financial positions. The sale of $599.9 million in CCBX loans during the year ended December 31, 2023 is part of our strategy to strengthen the balance sheet and lower the overall potential credit risk in our loan portfolio. We expect net interest margin will tighten as higher quality loans yield less than higher risk loans and we also expect the size of our CCBX loan portfolio will be smaller than in previous quarters while we work to grow the portfolio with loans that are subject to increased underwriting standards. We expect this process to take another quarter or two. At the same time we will be focused on increasing our efficiency and using technology to reduce future expense growth.

The following table illustrates the activity and evolution in CCBX relationships for the periods indicated:

	As of
(unaudited)	December 31, 2023	December 31, 2022
Active	19	19
Friends and family / testing	1	1
Implementation / onboarding	1	0
Signed letters of intent	0	5
Wind down - preparing to exit relationship	0	2
Total CCBX relationships	21	27
Deposit Service Charges and Fees. Deposit service charges and fees include service charges on accounts, point-of-sale fees, merchant services fees and overdraft fees. Together they constitute the largest component of our noninterest income, outside of BaaS fee income. Deposit service charges and fees were $3.9 million for the year ended December 31, 2023, an increase of $50,000, or 1.3%, over the prior year primarily due to increases in point-of-sale fees of $121,000 and service charges on deposit accounts of $32,000, partially offset by a decrease in overdraft fees of $97,000.

The following table presents deposit service charges and fees for the periods indicated:

	Year Ended December 31,			2023 compared to 2022		2022 compared to 2021
(dollars in thousands)	2023	2022	2021	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change
Point of sale fees	$2,176	$2,055	$1,959	121	5.9%	$96	4.9%
Service charges on accounts	500	468	410	32	6.8	58	14.1
Merchant services	498	508	568	(10)	(2.0)	(60)	(10.6)
Overdraft and NSF fees	213	310	316	(97)	(31.3)	(6)	(1.9)
ATM fees	239	218	227	21	9.6	(9)	(4.0)
Cash management fees	98	118	113	(20)	(16.9)	5	4.4
Other	130	127	105	3	2.4	22	21.0
	$3,854	$3,804	$3,698	$50	1.3%	$106	2.9%
Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize the loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without assuming the interest rate risk. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. The recognition of loan referral fees fluctuates in response to these market conditions and as a result we may recognize more or less, or may not recognize any, loan referral fees in some periods. Current market conditions are making interest rate swap agreements less attractive in the higher rate environment. Loan referral fees were $683,000 for the year ended December 31, 2023, a decrease of $127,000, or 15.7%, over the year ended December 31, 2022. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps.
Gain on Sale of Loans, net. Gain on sales of loans occurs when we sell certain CCBX loans to the originating partner, in accordance with partner agreements. We sold $599.9 million in CCBX loans during the year ended December 31, 2023 and expect to continue selling CCBX loans over the next several months in an effort to optimize and strengthen our portfolio. Gain on sale of loans may also occur when we sell in the secondary market the guaranteed portion (generally 75% of the principal balance) of the SBA and U.S. Department of Agriculture (“USDA”) loans that we originate. This activity fluctuates based on SBA and USDA loan activity.
Unrealized gain (loss) on equity securities, net. During the year ended December 31, 2023, we recognized an unrealized gain on equity securities of $279,000, compared to the year ended December 31, 2022, when we recognized a $153,000 unrealized holding loss on equity securities. We hold $3.0 million in equity securities focused on entities providing products to the BaaS and financial services space.
Other. This category includes a variety of other income-producing activities, credit card fee income, wire transfer fees, interest earned on bank owned life insurance (“BOLI”), and SBA and USDA servicing fees. Other noninterest income decreased $460,000, or 34.2%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, due in part to the one-time cost of converting an existing BOLI policy to one that will yield higher returns in the future, which reduced BOLI earnings by $212,000.
Noninterest Expense
Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest components of noninterest expense are BaaS loan and fraud expense combined and salaries and employee benefits. Noninterest expense also includes operational expenses, such as legal and professional expenses, data processing and software licenses, occupancy, point of sale expense, FDIC assessment, director and staff expenses, excise taxes, marketing and other expenses.
For the year ended December 31, 2023, noninterest expense totaled $204.8 million, an increase of $38.0 million, or 22.8%, compared to $166.8 million for the year ended December 31, 2022. Noninterest expense, excluding BaaS loan and BaaS fraud expense totaled $110.7 million and increased $26.8 million or 31.9%.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Year Ended December 31,			2023 compared to 2022		2022 compared to 2021
(dollars in thousands)	2023	2022	2021	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change
Salaries and employee benefits	$66,461	$52,228	$37,101	$14,233	27.3%	$15,127	40.8%
Legal and professional expenses	14,803	6,760	3,133	8,043	119.0	3,627	115.8
Data processing and software licenses	8,595	6,487	4,951	2,108	32.5	1,536	31.0
Occupancy	4,926	4,548	4,128	378	8.3	420	10.2
Point of sale expense	3,534	2,109	671	1,425	67.6	1,438	214.3
FDIC assessments	2,524	2,859	1,632	(335)	(11.7)	1,227	75.2
Director and staff expenses	2,152	1,711	1,205	441	25.8	506	42.0
Excise taxes	1,976	2,204	1,589	(228)	(10.3)	615	38.7
Marketing	517	351	451	166	47.3	(100)	(22.2)
Other	5,224	4,652	3,921	572	12.3	731	18.6
Noninterest expense, excluding BaaS loan and BaaS fraud expense	110,712	83,909	58,782	26,803	31.9	25,127	42.7
BaaS loan expense	86,900	53,294	2,976	33,606	63.1	50,318	1,690.8
BaaS fraud expense	7,165	29,571	1,505	(22,406)	(75.8)	28,066	1864.9
BaaS loan and fraud expense	94,065	82,865	4,481	11,200	13.5	78,384	1,749.3
Total noninterest expense	$204,777	$166,774	$63,263	$38,003	22.8%	$103,511	163.6%
Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense excluding BaaS loan expense and include payroll expense, incentive compensation costs, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $66.5 million for the year ended December 31, 2023, an increase of $14.2 million, or 27.3%, compared to $52.2 million for the year ended December 31, 2022. The increase was primarily due to hiring staff for our CCBX segment and additional staff for our ongoing community bank related growth initiatives. As our CCBX segment grows, we expect to continue to add employees to support this line of business. As of December 31, 2023, we had 507 full-time equivalent employees, compared to 448 at December 31, 2022.
Legal and Professional Expenses. Legal and professional expenses include legal, audit and accounting expenses, consulting fees, fees for recruiting and hiring employees, and IT related security expenses. These expenses fluctuate with the development of contracts for CCBX customers, audit and accounting needs, and are impacted by our reporting cycle and timing of legal and professional services. Legal and professional expenses were $14.8 million for the year ended December 31, 2023 compared to $6.8 million for the year ended December 31, 2022, an increase of $8.0 million, or 119.0%. The increase in legal and professional expenses were primarily focused on building infrastructure for future growth.

Data Processing and Software Licenses. Data processing and software licenses includes expenses related to obtaining and maintaining software required for our various functions. Data processing costs include all of our customer transaction processing and data storage, computer processing, and network costs. Data processing costs grow as we grow and add new products, customers and branches and enhance technology. Additionally, CCBX data processing expenses and software that aids in the reporting of CCBX activities and monitoring of transactions that helps to automate and create other efficiencies in reporting have resulted in increased expenses in the category. These expenses are expected to increase as we invest more in automated processing and as we grow product lines and our CCBX segment. Data processing costs were $8.6 million for the year ended December 31, 2023, compared to $6.5 million for the year ended December 31, 2022, an increase of $2.1 million, or 32.5%.
Occupancy Expenses. Occupancy expenses were $4.9 million for the year ended December 31, 2023, compared to $4.5 million for the year ended December 31, 2022, an increase of $378,000, or 8.3%. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $2.3 million and $1.8 million for years ended December 31, 2023 and 2022, respectively. The increase of $378,000 in occupancy expenses for 2023 compared to 2022, was primarily the result of $222,000 increase in depreciation expense, resulting from increased costs associated with the increase in FTE and growth in CCBX and $138,000 increase in maintenance and repairs expense. Occupancy expenses rent, utilities, janitorial and other maintenance expenses, property insurances and taxes. Also included is depreciation on building, leasehold, furniture, fixtures and equipment. Although our hybrid and remote workforce has increased, which helps keep some occupancy expenses down, we do expect occupancy expenses to increase as we continue to grow.
Point of Sale Expenses. Point of sale expenses are incurred as part of the process that allows businesses to accept payment for goods or services. Generally, point of sale expense increases as point of sale activity increases, as does point of sale income which is recognized in other income. Point of sale expenses were $3.5 million for the year ended December 31, 2023, compared to $2.1 million for the year ended December 31, 2022, an increase of $1.4 million, or 67.6%.
FDIC Assessments. FDIC assessments are assessed to fund the Deposit Insurance Fund (“DIF”) to insure and protect the depositors of insured banks and to resolve failed banks. The assessment rate is based on a number of factors and recalculated each quarter. As deposits increase, the FDIC assessment expense will generally increase. However, our rate has decreased in 2023 as a result of improvement in the various ratios that determine the rate at which insured deposits are assessed, compared to the comparable prior year period. On October 18, 2022 the FDIC finalized an increase of 2 basis points in the initial base deposit insurance assessment rates schedules, beginning with the first quarterly assessment period of 2023. The rise is intended to increase the reserve ratio of the Deposit Insurance Fund to 1.35%, the statutory requirement. The increase in the base rates will remain in place until the reserve ratio reaches or exceeds 2.0%. FDIC assessments were $2.5 million for the year ended December 31, 2023, compared to $2.9 million for the year ended December 31, 2022, a decrease of $335,000, or 11.7%.
Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses. Director and staff expenses were $2.2 million for the year ended December 31, 2023 compared to $1.7 million for the year ended December 31, 2022, an increase of $441,000, or 25.8%. In 2023 we saw an increase in these expenses as the number of employees increased.
Excise Taxes. Excise taxes are assessed on Washington state income and are based on gross income. Gross income is reduced by certain allowed deductions and income attributed to other states is also removed to arrive at the taxable base. Excise taxes were $2.0 million for the year ended December 31, 2023, compared to $2.2 million for the year ended December 31, 2022, an decrease of $228,000, or 10.3%.
Marketing and promotion. Marketing and promotion costs were $517,000 for the year ended December 31, 2023, compared to $351,000 for the year ended December 31, 2022, a increase of $166,000, or 47.3%. Marketing and promotion costs are starting to increase as we deploy more branding and targeted advertising for the community bank and CCBX. We are using more cost-effective advertising options, but expect costs to increase as we expand our marketing plan.
Other. This category includes dues and memberships, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officer’s insurance, donations, provision for unfunded commitments, and miscellaneous other expenses. The provision for unfunded commitments has increased with the addition of CCBX loan partners. Other noninterest expense increased to $5.2 million for the year ended December 31,

2023, compared to $4.7 million for the year ended December 31, 2022, an increase of $572,000, or 12.3%. The increase was largely due to overall increases resulting from growth for the year ended December 31, 2023, as compared to the same period last year.
BaaS loan and fraud expense. Our CCBX segment provides BaaS offerings that enable our broker dealer and digital financial service providers to offer their customers banking services. Included in BaaS loan and fraud expense is partner loan expense including overdraft balances and BaaS fraud expense. Partner loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. BaaS fraud expense represents noncredit fraud losses on loans and deposits originated through partners. Fraud losses are recorded when incurred as losses in noninterest expense, and the reimbursement from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. For the year ended December 31, 2023, BaaS loan and fraud expense was $94.1 million, compared to $82.9 million for the year ended December 31, 2022 as a result of increased partner activity. For more information on the accounting for BaaS loan and fraud expenses see the section titled “CCBX – BaaS Reporting Information.”
The following table presents, for the periods indicated, the BaaS loan and fraud expenses:

	Year Ended December 31,			2023 compared to 2022	2022 compared to 2021
(dollars in thousands)	2023	2022	2021	Increase (Decrease)	Increase (Decrease)
BaaS loan expense	$86,900	$53,294	$2,976	$33,606	$50,318
BaaS fraud expense	7,165	29,571	1,505	(22,406)	28,066
Total BaaS loan and fraud expense	$94,065	$82,865	$4,481	$11,200	$78,384
Income Tax Expense
The amount of income tax expense we incur is impacted by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce our deferred tax assets to the amount expected to be realized. The Company is subject to various state taxes that are assessed as CCBX activities and employees expand into other states, which has increased the overall tax rate used in calculating the provision for income taxes in the current and future periods. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, implements a new 15% corporate alternative minimum tax for certain large corporations, a 1% excise tax on stock buybacks, and several tax incentives to promote clean energy and climate initiatives. These provisions were effective beginning January 1, 2023. This legislation did not have a material impact on our consolidated financial statements.
Year Ended December 31, 2023, Compared to Year Ended December 31, 2022. For the year ended December 31, 2023, income tax expense totaled $12.6 million, compared to $10.0 million for the year ended December 31, 2022. Our effective tax rates for the years ended December 31, 2023, and 2022, was 22.0% and 19.7%, respectively.

Segment Information
Based on the criteria of ASC 280, Segment Reporting, we have identified three segments: the community bank, CCBX and treasury & administration. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has 21 partners, 19 that are active with two more currently in the testing or implementation stage as of December 31, 2023. The treasury & administration segment includes treasury management, overall administration and all other aspects of the Company.
The Company’s reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The Company continues to evaluate its methodology on allocating items to the Company’s various segments to support strategic business decisions by the Company’s executive leadership. The difference in total loans receivable and total deposits in the community bank and CCBX segments is recorded on the balance sheet of each segment as an intrabank asset or intrabank liability, with the treasury & administration segment as the offset to those entries. Income and expenses that are specific to a segment are directly posted to each segment. Additionally, certain indirect expenses are allocated to each segment utilizing various metrics, such as number of employees, utilization of space, and allocations based on loan and deposit balances. We have implemented a transfer pricing process that credits or charges the community bank and CCBX segments with intrabank interest income or expense for the difference in average loans and average deposits, with the treasury & administration segment as the offset for those entries. The accounting policies of the segments are the same as those described in “Note 1 – Description of Business and Summary of Significant Accounting Policies” in the accompanying notes to the consolidated financial statements included in this report.

The following table presents summary financial information for each segment for the periods indicated:

	December 31, 2023				December 31, 2022
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Assets
Cash and due from banks	$4,702	$9,601	$468,825	$483,128	$4,603	$12,899	$324,637	$342,139
Intrabank asset	$—	$653,178	$(653,178)	$—	$—	$254,096	$(254,096)	$—
Securities	—	—	150,364	150,364	—	—	98,353	98,353
Loans held for sale	—	—	—	—	—	—	—	—
Total loans receivable	1,830,154	1,195,938	—	3,026,092	1,614,752	1,012,504	—	2,627,256
Allowance for credit losses	(21,595)	(95,363)	—	(116,958)	(20,636)	(53,393)	—	(74,029)
All other assets	30,169	136,931	43,640	210,740	25,508	76,111	49,129	150,748
Total assets	$1,843,430	$1,900,285	$9,651	$3,753,366	$1,624,227	$1,302,217	$218,023	$3,144,467
Liabilities
Total deposits	$1,497,601	$1,862,762	$—	$3,360,363	$1,538,218	$1,279,303	$—	$2,817,521
Total borrowings	—	—	47,734	47,734	—	—	47,587	47,587
Intrabank liability	$338,614	$—	$(338,614)	$—	$80,392	$—	$(80,392)	$—
All other liabilities	7,215	37,523	5,553	50,291	5,617	22,914	7,334	35,865
Total liabilities	$1,843,430	$1,900,285	$(285,327)	$3,458,388	$1,624,227	$1,302,217	$(25,471)	$2,900,973
Community bank total assets as of December 31, 2023 increased $219.2 million, or 13.5%, to $1.84 billion, compared to $1.62 billion as of December 31, 2022. Loans receivable net of deferred fees for the community bank segment increased $215.4 million, or 13.3%, to $1.83 billion as of December 31, 2023, compared to $1.61 billion as of December 31, 2022. The increase in community bank loans receivable is the result of gross loan growth of $216.4 million. Total community bank deposits decreased $40.6 million, or 2.64%, to $1.50 billion, as of December 31, 2023, compared to $1.54 billion as of December 31, 2022. The decrease in community bank deposits was a result of pricing disciplines as some customers sought higher rate products elsewhere. Our cost of deposits for the community bank was 1.57% for the three months ended December 31, 2023. The intrabank liability, which is the difference in total community bank assets and total community bank liabilities, increased $258.2 million, or 321.2%, to $338.6 million at December 31, 2023, compared to $80.4 million at December 31, 2022. This increase is the result of the increase in community bank loans and the decrease in community bank deposits discussed above.
CCBX total assets as of December 31, 2023 increased $598.1 million, or 45.9%, to $1.90 billion, compared to $1.30 billion as of December 31, 2022. During the twelve months ended December 31, 2023, $599.9 million in CCBX loans were transferred to loans held for sale, with $599.9 million in loans sold and no loans remaining in loans held for sale as of December 31, 2023 and December 31, 2022. A portion of these loans were sold at par and a portion were sold with a gain on sale. Pricing is dependent upon the agreement with the partner. The Company sells CCBX loans to manage loan portfolio size by partner and by loan category, with such limits established and documented in the relevant partner agreements. Total CCBX loans receivable increased $183.4 million, or 18.1%, to $1.20 billion as of December 31, 2023, compared to $1.01 billion as of December 31, 2022. The increase in loans receivable is the result of increased activity with CCBX partners. During the quarter ended December 31, 2023, we deliberately reduced our other consumer and other loans portfolio in an effort to optimize loan portfolio and will work to continue growing the CCBX portfolio in future quarters with loans that have lower potential risk of credit deterioration and are more aligned with our long term objectives. CCBX allowance for credit losses increased to $95.4 million as of December 31, 2023, compared to $53.4 million as of December 31, 2022 as a result of increased loss rates and balances on CCBX loans which has increased the allowance calculation/requirement. CCBX partner agreements provide credit enhancements that cover the $144.9 million in net charge-offs on CCBX loans for the twelve months ended months ended December 31, 2023. Total CCBX deposits increased $583.5 million, or 45.6%, to $1.86 billion, compared to $1.28 billion as of December 31, 2022 as a result of growth within the CCBX relationships. This does not include an additional $69.4 million in CCBX deposits that were transferred off balance sheet to provide for increased FDIC insurance coverage to certain customers. The intrabank asset, which is the difference in total CCBX assets and total CCBX liabilities, increased $399.1 million, or 157.1%, to $653.2 million at December 31, 2023, compared to $254.1 million at December 31, 2022. This increase is the result of the increase in CCBX deposits partially offset by the increase in CCBX loans receivable as discussed above.
Treasury & administration total assets as of December 31, 2023 decreased $208.4 million, or 95.6%, to $9.7 million, compared to $218.0 million as of December 31, 2022. Total securities increased $52.0 million, or 52.9%, to $150.4 million as of December 31, 2023, compared to $98.4 million as of December 31, 2022, as we increased the amount of CRA qualified securities we hold. Total borrowings were $47.7 million as of December 31, 2023 and $47.6 million as of December 31, 2022. The intrabank asset and intrabank liability are part of the transfer pricing process. The treasury & administration segment offsets intrabank asset and/or intrabank liability at the community bank and CCBX segments.

The following table presents summary financial information for each segment for the periods indicated. The segment structure changed after 2021, therefore some items are reported as “N/A” for the year ended December 31, 2021.

	Year Ended
	December 31, 2023				December 31, 2022				December 31, 2021
(dollars in thousands)	Community Bank	CCBX	Treasury & Administration	Total	Community Bank	CCBX	Treasury & Administration	Total	Community Bank	CCBX	Treasury & Administration	Total
INTEREST INCOME AND EXPENSE
Interest income	$106,983	$204,458	$18,930	$330,371	$80,544	$102,808	$8,818	$192,170	$76,551	$6,532	N/A	$83,083
Interest income (expense) intrabank transfer	(10,404)	19,071	(8,667)	—	796	4,106	(4,902)	—	N/A	N/A	N/A	—
Interest expense	17,354	71,646	2,644	91,644	2,896	16,108	1,391	20,395	3,547	99	N/A	3,646
Net interest income	79,225	151,883	7,619	238,727	78,444	90,806	2,525	171,775	73,004	6,433	N/A	79,437
Provision for credit losses - loans	1,322	182,721	—	184,043	719	78,345	—	79,064	1,275	8,640	N/A	9,915
(Recapture)/Provision for unfunded commitments	(211)	160	—	(51)	—	—	—	—	—	—	N/A	—
Net interest income after provision (recovery)for credit losses - loans and unfunded commitments	78,114	(30,998)	7,619	54,735	77,725	12,461	2,525	92,711	71,729	(2,207)	N/A	69,522
NONINTEREST INCOME
Deposit service charges and fees	3,810	44	—	3,854	3,757	47	—	3,804	3,698	—	N/A	3,698
Other income	1,165	433	501	2,099	1,411	356	234	2,001	7,015	98	N/A	7,113
BaaS program income	—	16,293	—	16,293	—	12,934	—	12,934	—	6,716	N/A	6,716
BaaS indemnification income	—	184,929	—	184,929	—	105,945	—	105,945	—	10,591	N/A	10,591
Noninterest income	4,975	201,699	501	207,175	5,168	119,282	234	124,684	10,713	17,405	N/A	28,118

	Year Ended
	December 31, 2023				December 31, 2022				December 31, 2021
(dollars in thousands)	Community Bank	CCBX	Treasury & Administration	Total	Community Bank	CCBX	Treasury & Administration	Total	Community Bank	CCBX	Treasury & Administration	Total
NONINTEREST EXPENSE
Salaries and employee benefits	24,104	25,159	17,198	66,461	20,476	18,007	13,745	52,228	32,562	4,539	N/A	37,101
Occupancy	3,815	339	772	4,926	3,956	317	275	4,548	4,039	89	N/A	4,128
Data processing and software licenses	4,521	2,303	1,771	8,595	3,172	1,746	1,569	6,487	4,509	442	N/A	4,951
Legal and professional expenses	1,580	9,645	3,578	14,803	213	3,163	3,384	6,760	2,654	479	N/A	3,133
Other expense	3,954	6,812	5,161	15,927	5,202	3,026	5,658	13,886	7,783	1,686	N/A	9,469
BaaS loan expense	—	86,900	—	86,900	—	53,294	—	53,294	—	2,976	N/A	2,976
BaaS fraud expense	—	7,165	—	7,165	—	29,571	—	29,571	—	1,505	N/A	1,505
Total noninterest expense	37,974	138,323	28,480	204,777	33,019	109,124	24,631	166,774	51,547	11,716	N/A	63,263
Net income before income taxes	$45,115	$32,378	$(20,360)	$57,133	$49,874	$22,619	$(21,872)	$50,621	$30,895	$3,482	N/A	$34,377
Income taxes	9,913	7,116	(4,475)	12,554	10,068	4,248	(4,320)	9,996	6,638	734	N/A	7,372
Net Income	35,202	25,262	(15,885)	44,579	39,806	18,371	(17,552)	40,625	24,257	2,748	N/A	27,005
Net interest income for the community bank was $79.2 million for the year ended December 31, 2023, an increase of $781,000, or 1.0%, compared to $78.4 million for the year ended December 31, 2022. The increase in net interest income is largely due to loan growth and increased interest rates on new and variable rate loans. As a result of the community bank having higher average loans than deposits for the twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022, intrabank interest expense for the community bank was $10.4 million for the twelve months ended December 31, 2023, compared to intrabank interest income of $796,000 for the twelve months ended December 31, 2022. Increased interest rates also contributed to the increase in intrabank interest expense. Provision for credit losses - loans for the community bank was $1.3 million for the year ended December 31, 2023, compared to $719,000 for the year ended December 31, 2022, as a result of loan growth. Net charge-offs to average loans for the community bank segment have remained consistently low and were 0.00% and 0.03% for the twelve months ended December 31, 2023, and 2022, respectively. Noninterest income for the community bank was $5.0 million, for the year ended December 31, 2023, a decrease of $193,000, or 3.7%, compared to $5.2 million for the year ended December 31, 2022. Loan referral fees decreased $127,000 for the twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022. The recognition of loan referral fees fluctuates in response to market conditions and as a result we may recognize more or less, or may not recognize any, loan referral fees in some periods. Noninterest expenses for the community bank increased $5.0 million, or 15.0%, to $38.0 million as of December 31, 2023, compared to $33.0 million as of December 31, 2022. The increase is largely due to increased salaries and employee benefits as a result of growth, higher data processing and software licensing costs related to new reporting software that helps monitor and assess risk and to automate and create efficiencies in reporting, and increased legal and professional fees associated with our infrastructure enhancement projects to improve processing, automate processes, reduce compliance costs, and enhance our data management.
Net interest income for CCBX was $151.9 million for the year ended December 31, 2023, an increase of $61.1 million, or 67.3%, compared to $90.8 million for the year ended December 31, 2022. The increase in net interest income is due largely to loan growth from CCBX relationships. During the year ended December 31, 2023, we sold $599.9 million in higher yielding CCBX loans that have a greater potential for credit deterioration in an effort to optimize our CCBX loan portfolio. The impact of these sales and the changes we are making in an effort to optimize and strengthen the balance sheet are expected to be reflected in our earnings in future periods. We expect to see lower net income in the short term with lower loan yields and compressed margins but we will work to continue growing the CCBX portfolio with loans that we believe will strengthen the balance sheet and provide for long term stability and profitability. As a result of having higher average deposits than loans for the twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022 intrabank interest income for CCBX was $19.1 million for the twelve months ended December 31, 2023, compared to $4.1 million for the twelve months ended December 31, 2022. Increased interest rates also contributed to the increase in intrabank interest income. Provision for credit losses - loans for CCBX was $182.7 million for the year ended December 31, 2023, compared to $78.3 million for the year ended December 31, 2022, as a result of loan growth and higher loss rates from CCBX partners. Noninterest income for CCBX was $201.7 million for the year ended December 31, 2023, an increase of $82.4 million, or 69.1%, compared to $119.3 million for the year ended December 31, 2022, due to an increase of $3.4 million in BaaS fee program income, which was the result of increased activity with Baas partners, including $101.4 million in BaaS credit enhancements related to the allowance for credit losses, and $22.4 million in BaaS fraud enhancements. Noninterest expenses for CCBX increased $29.2 million, or 26.8%, to $138.3 million as of December 31, 2023, compared to $109.1 million as of December 31, 2022. The increase in noninterest expense is largely due to growth from active CCBX relationships resulting in an increase in BaaS loan expense, BaaS fraud expense and increased salaries and benefits, for the twelve months ended December 31, 2023, compared to the twelve months ended December 31, 2022. Also contributing to the increase in noninterest expense is higher legal and professional fees associated with our infrastructure enhancement projects to improve processing, automate processes, reduce compliance costs, and enhance our data management. For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”.
Net interest income for treasury & administration was $7.6 million for the twelve months ended December 31, 2023, an increase of $5.1 million, or 201.7%, compared to $2.5 million for the twelve months ended December 31, 2022, as a result of increased interest rates. Noninterest income increase $267,000, or 114.1%, to $501,000 for the twelve months ended December 31, 2023, compared to $234,000 for the twelve months ended December 31, 2022. Noninterest expense increased $3.8 million, or 15.6%, to $28.5 million for the twelve months ended December 31, 2023, compared to $24.6 million for the twelve months ended December 31, 2022, largely as a result of increased salaries and employee benefits and legal and professional fees as a result of growth.

Financial Condition
Our total assets increased $608.9 million to $3.75 billion, or 19.4% at December 31, 2023, compared to $3.14 billion at December 31, 2022. This increase was largely the result of a $398.8 million increase in loans receivable, combined with a increase of $142.4 million in interest earning deposits with other banks.
Loans Held For Sale
During the year ended December 31, 2023, $599.9 million in CCBX loans were transferred to loans held for sale, with $599.9 million in loans sold during the year ended December 31, 2023 and zero remaining in loans held for sale as of December 31, 2023. A portion of these loans were sold at par and a portion were sold with a gain on sale of $253,000.
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
As of December 31, 2023, loans receivable totaled $3.03 billion, an increase of $398.8 million, or 15.2%, compared to December 31, 2022. Total loans receivable is net of $7.3 million in net deferred origination fees. The increase includes CCBX loan growth of $183.4 million, or 18.1%, and community bank loan growth of $216.4 million, or 13.3%.
Loans as a percentage of deposits were 90.1% as of December 31, 2023, compared to 93.2% as of December 31, 2022. We remain focused on serving our communities and markets by growing loans and funding those loans with customer deposits.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2023		2022
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial loans:
PPP loans	$3,033	0.1%	$4,699	0.2%
Capital call lines	87,494	2.9	146,029	5.5
All other commercial & industrial loans	200,767	6.6	161,900	6.1
Total commercial and industrial loans:	291,294	9.6	312,628	11.8
Real estate loans:
Construction, land and land development	157,100	5.2	214,055	8.1
Residential real estate	463,426	15.3	449,157	17.1
Commercial real estate	1,303,533	43.0	1,048,752	39.8
Consumer and other loans	818,039	26.9	608,771	23.2
Gross loans receivable	3,033,392	100.0%	2,633,363	100.0%
Net deferred origination fees - PPP loans	(47)		(82)
Net deferred origination fees - all other loans	(7,253)		(6,025)
Loans receivable	$3,026,092		$2,627,256
Loan Yield	10.60%		8.12%

The following tables detail the loans by segment which are included in the total loan portfolio table above:

Community Bank	As of
	December 31, 2023		December 31, 2022
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
PPP loans	$3,033	0.2%	$4,699	0.3%
All other commercial & industrial loans	146,469	8.0	146,982	9.1
Real estate loans:
Construction, land and land development loans	157,100	8.5	214,055	13.2
Residential real estate loans	225,391	12.3	204,581	12.6
Commercial real estate loans	1,303,533	70.9	1,048,752	64.7
Consumer and other loans:
Other consumer and other loans	1,628	0.1	1,725	0.1
Gross Community Bank loans receivable	1,837,154	100.0%	1,620,794	100.0%
Net deferred origination fees	(7,000)		(6,042)
Loans receivable	$1,830,154		$1,614,752
Loan Yield	6.20%		5.32%

CCBX	As of
	December 31, 2023		December 31, 2022
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Capital call lines	$87,494	7.3%	$146,029	14.4%
All other commercial & industrial loans	54,298	4.5	14,918	1.5
Real estate loans:
Residential real estate loans	238,035	19.9	244,576	24.2
Consumer and other loans:
Credit cards	505,837	42.3	279,644	27.6
Other consumer and other loans	310,574	26.0	327,402	32.3
Gross CCBX loans receivable	1,196,238	100.0%	1,012,569	100.0%
Net deferred origination (fees) costs	(300)		(65)
Loans receivable	$1,195,938		$1,012,504
Loan Yield (1)	16.89%		13.85%
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
Commercial and Industrial Loans. Commercial and industrial loans decreased $21.3 million, or 6.8%, to $291.3 million as of December 31, 2023, from $312.6 million as of December 31, 2022. The decrease in commercial and industrial loans receivable over December 31, 2022 was due to a decrease of $58.5 million in capital call lines and $1.7 million in forgiven and repaid PPP loans partially offset by a $38.9 million increase in other commercial and industrial loans. Included in the commercial and industrial loan balance is $87.5 million and $146.0 million in capital call lines resulting from relationships with our CCBX partners as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, there were $54.3 million in CCBX other commercial loans, compared to $14.9 million at December 31, 2022.
Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory or equipment, and we generally obtain personal guarantees on these loans. Commercial and industrial loans includes $48.6 million and $45.1 million in loans to financial institutions as of December 31, 2023, and December 31, 2022, respectively.
Also included in commercial and industrial loans is $3.0 million and $4.7 million in PPP loans as of December 31, 2023, and December 31, 2022, respectively. The impact of PPP loans on the Company’s financial statements has significantly lessened as nearly all of the PPP loans have been paid off and/or forgiven.
Construction, Land and Land Development Loans. Construction, land and land development loans decreased $57.0 million, or 26.6%, to $157.1 million as of December 31, 2023, from $214.1 million as of December 31, 2022. The decrease is attributed in part to the completion of projects related to these community bank loans.
Unfunded loan commitments for construction, land and land development loans were $113.5 million at December 31, 2023, compared to $142.5 million at December 31, 2022. Although we have seen a strong commercial and residential real estate market in the Puget Sound region in 2023, the economic environment is continuously changing and is impacted by GDP, unemployment, inflation, higher interest rates, global unrest, the war in Ukraine, conflicts in the Middle East, the political environment and trade issues that have resulted in some economic uncertainty and slowing in construction lending.
Construction, land and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing these loans are primarily located in the Puget Sound region and are comprised of both residential and commercial properties, including owner occupied properties and investor properties. As of December 31, 2023, construction, land and land development loans included $81.5 million in commercial construction loans, $7.9 million in undeveloped land loans, $34.2 million in residential construction loans and $33.5 million in other construction, land and land development loans, compared to $100.7 million in commercial construction loans, $44.6 million in undeveloped land loans, $32.9 million in residential construction loans and $35.9 million in other construction, land and land development loans as of December 31, 2022.
Residential Real Estate Loans. Our one-to-four family residential real estate loans increased $14.3 million, or 3.2%, to $463.4 million as of December 31, 2023, from $449.2 million as of December 31, 2022 due to an increase of $20.8 million in community bank loans partially offset by a decrease of $6.5 million in CCBX loans.
As of December 31, 2023, there were $238.0 million in CCBX home equity loans included in residential real estate, compared to $244.6 million at December 31, 2022. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card. We sold $321.5 million in CCBX residential real estate loans during the year ended December 31, 2023.
In the past, we have purchased residential mortgages originated through other financial institutions to hold for investment for purposes of diversifying our residential mortgage loan portfolio, meeting certain regulatory requirements and increasing our interest income. We last purchased residential mortgage loans in 2018. As of December 31, 2023 and December 31, 2022, we held $8.1 million and $9.4 million, respectively, in purchased residential real estate mortgage loans. These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards.
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
Commercial Real Estate Loans. Commercial real estate loans increased $254.8 million, or 24.3%, to $1.30 billion as of December 31, 2023, from $1.05 billion as of December 31, 2022.

These increases, which occurred across the various segments of our portfolio, were due to our commitment to continue growing the portfolio in the Puget Sound region. We actively seek commercial real estate loans in our markets and our lenders are experienced in competing for these loans and managing these relationships.
We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10 to 25 year period with balloon payments due at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates. At December 31, 2023, approximately 33.6% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 43.0% of our loan portfolio at December 31, 2023. As of December 31, 2023, we held $43.0 million in purchased commercial real estate loans, compared to $42.4 million at December 31, 2022. Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans, and remains diligent in communicating and proactively working with borrowers to help mitigate potential credit deterioration.
Consumer and Other Loans. Consumer and other loans increased $209.3 million, or 34.4%, to $818.0 million, from $608.8 million as of December 31, 2022, as a result of growth in CCBX loans originated through our partners. We sold $278.4 million in CCBX consumer and other loans during the year ended December 31, 2023. We intentionally reduced the CCBX portfolio in an effort to optimize and strengthen our balance sheet and expect that additional loans will be sold in the coming months as we continue working to optimize our balance sheet. We will continue growing our CCBX portfolio with loans that we believe are lower risk and more aligned with our long term portfolio and profitability objectives.
CCBX consumer loans totaled $816.4 million as of December 31, 2023, compared to $607.0 million at December 31, 2022. CCBX consumer loans include installment loans, credit cards, lines of credit and other loans. Our community bank consumer and other loans totaled $1.6 million as of December 31, 2023, compared to $1.7 million at December 31, 2022 and are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans.
Contractual Maturity Ranges. The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2023
(dollars in thousands)	Due in One Year or Less	Due after One Year Through Five Years	Due after Five Years Through Fifteen Years	Due After Fifteen Years	Gross Loans
Commercial and industrial loans:
PPP loans	$—	$3,033	$—	$—	$3,033
All other commercial and industrial loans	125,424	87,622	75,131	84	288,261
Real estate loans:
Construction, land and land development loans	106,271	17,308	33,352	169	157,100
Residential real estate loans	77,080	227,347	114,693	44,306	463,426
Commercial real estate loans	35,964	403,354	751,238	112,977	1,303,533
Consumer and other loans	73,888	695,021	46,593	2,537	818,039
Total	$418,627	$1,433,685	$1,021,007	$160,073	$3,033,392

The following table sets forth all loans at December 31, 2023, that are due after December 31, 2024, and have either fixed interest rates or floating or adjustable interest rates:

(dollars in thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Commercial and industrial loans:
PPP loans	3,033	$—	$3,033
All other commercial and industrial loans	104,166	58,671	162,837
Real estate loans:
Construction, land and land development loans	13,244	37,585	50,829
Residential real estate loans	66,593	319,753	386,346
Commercial real estate loans	414,342	853,227	1,267,569
Consumer and other loans	242,729	501,422	744,151
Total	$844,107	$1,770,658	$2,614,765
Industry Exposure and Categories of Loans
We have a diversified loan portfolio, representing a wide variety of industries. Our major categories of loans are commercial real estate, consumer and other loans, residential real estate, commercial and industrial, and construction, land and land development loans. Together they represent $3.03 billion in outstanding loan balances. When combined with $2.34 billion in unused commitments the total of these categories is $5.38 billion. However, total exposure on CCBX loans is subject to portfolio and partner maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our exposure by industry for our commercial real estate portfolio as of December 31, 2023:

(dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Community bank commercial real estate loans
Apartments	$356,046	$10,783	$366,829	6.8%	$3,359	106
Hotel/Motel	172,437	2,345	174,782	3.2	6,387	27
Convenience Store	132,007	1,086	133,093	2.5	2,164	61
Warehouse	114,572	2,166	116,738	2.2	1,975	58
Retail	101,688	719	102,407	1.9	987	103
Mixed use	93,850	3,475	97,325	1.8	1,079	87
Office	89,007	3,447	92,454	1.7	989	90
Mini Storage	65,731	23,979	89,710	1.7	3,130	21
Strip Mall	44,590	—	44,590	0.8	6,370	7
Manufacturing	37,946	1,514	39,460	0.7	1,186	32
Groups < 0.70% of total	95,659	4,775	100,434	1.9	1,139	84
Total	$1,303,533	$54,289	$1,357,822	25.2%	$1,928	676

As illustrated in the table below, our CCBX partners originate a large number of mostly smaller dollar loans, resulting in an average consumer loan balance of just $1,200.
The following table summarizes our exposure by category for our consumer and other loan portfolio as of December 31, 2023:

(dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX consumer loans
Credit cards	$505,837	$1,014,959	$1,520,796	28.3%	$1.6	308,955
Installment loans	302,241	134	302,375	5.6	1.1	266,203
Lines of credit	5,788	63	5,851	0.1	0.1	102,805
Other loans	2,545	—	2,545	0.1	0.2	10,993
Community bank consumer loans
Installment loans	1,151	—	1,151	0.0	57.6	20
Lines of credit	147	582	729	0.0	3.5	42
Other loans	330	—	330	0.0	1.1	314
Total	$818,039	$1,015,738	$1,833,777	34.1%	$1.2	689,332
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our exposure by category for our residential real estate portfolio as of December 31, 2023:

(dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Exposure (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX residential real estate loans
Home equity line of credit	$238,035	$418,761	$656,796	12.2%	$24	9,792
Community bank residential real estate loans
Closed end, secured by first liens	192,805	3,268	196,073	3.7	610	316
Home equity line of credit	23,049	42,048	65,097	1.2	106	217
Closed end, second liens	9,537	1,810	11,347	0.2	281	34
Total	$463,426	$465,887	$929,313	17.3%	$45	10,359
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.

The following table summarizes our concentration by industry for our commercial and industrial loan portfolio as of December 31, 2023:

(dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Capital Call Lines	$87,494	$608,837	$696,331	12.9%	$537	163
Construction/Contractor Services	24,360	31,020	55,380	1.0	129	189
Retail	52,208	1,842	54,050	1.0	18	2,887
Financial Institutions	48,648	—	48,648	0.9	4,054	12
Medical / Dental / Other Care	20,732	3,852	24,584	0.5	942	22
Manufacturing	8,022	3,967	11,989	0.2	187	43
Groups < 0.20% of total	49,830	45,453	95,283	1.8	67	744
Total	$291,294	$694,971	$986,265	18.3%	$72	4,060
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table details our concentration by category for our construction, land and land development loan portfolio as of December 31, 2023:

(dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Community bank construction, land and land development loans
Commercial construction	$81,489	$85,584	$167,073	3.1%	$5,433	15
Residential construction	34,213	16,687	50,900	1.0	1,711	20
Undeveloped land loans	7,890	4,391	12,281	0.2	564	14
Developed land loans	20,515	2,734	23,249	0.4	789	26
Land development	12,993	4,138	17,131	0.3	866	15
Total	$157,100	$113,534	$270,634	5.0%	$1,746	90

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

We had $53.8 million in nonperforming assets as of December 31, 2023, compared to $33.2 million as of December 31, 2022. This includes $46.5 million in CCBX loans more than 90 days past due and still accruing interest as of December 31, 2023, compared to $26.1 million at December 31, 2022. All of our nonperforming assets were nonperforming loans as of December 31, 2023 and December 31, 2022. Our nonperforming loans to loans receivable ratio was 1.78% at December 31, 2023, compared to 1.26% at December 31, 2022. The increase in nonperforming assets was due to a $20.4 million increase in CCBX partner loans that are 90 days or more past due and still accruing interest. Additionally, community bank nonaccrual loans increased $235,000 during the twelve months ended December 31, 2023 to $7.3 million and includes a multifamily loan for $6.9 million which we believe is well secured.
Our community bank credit quality remains strong, as demonstrated by the low level of community bank charge-offs and nonperforming loan balance for the year ended December 31, 2023. CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses, when accruing consumer loans originated through CCBX partners are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards).

The following table presents information regarding community bank and CCBX nonperforming assets at the dates indicated:

(dollars in thousands)	As of December 31, 2023	As of December 31, 2022
Nonaccrual loans:
Commercial and industrial loans	$—	$113
Real estate loans:
Construction, land and land development	—	66
Residential real estate	170	—
Commercial real estate	7,145	6,901
Total nonaccrual loans	7,315	7,080
Accruing loans past due 90 days or more:
Commercial & industrial loans	2,086	404
Real estate loans:
Residential real estate loans	1,115	876
Consumer and other loans:
Credit cards	34,835	10,570
Other consumer and other loans	8,488	14,245
Total accruing loans past due 90 days or more	46,524	26,095
Total nonperforming loans	53,839	33,175
Real estate owned	—	—
Repossessed assets	—	—
Modified loans for borrowers experiencing financial difficulty	—	—
Total nonperforming assets	$53,839	$33,175
Total nonaccrual loans to loans receivable	0.24%	0.27%
Total nonperforming loans to loans receivable	1.78%	1.26%
Total nonperforming assets to total assets	1.43%	1.06%

The following tables detail the community bank and CCBX nonperforming assets which are included in the total nonperforming assets table above.

Community Bank	As of
(dollars in thousands; unaudited)	December 31, 2023	December 31, 2022
Nonaccrual loans:
Commercial and industrial loans	$—	$113
Real estate:
Construction, land and land development	—	66
Residential real estate	170	—
Commercial real estate	7,145	6,901
Total nonaccrual loans	7,315	7,080

Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	—	—
Total nonperforming loans	7,315	7,080
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$7,315	$7,080
Total nonperforming community bank loans to total loans receivable	0.24%	0.27%

CCBX	As of
(dollars in thousands; unaudited)	December 31, 2023	December 31, 2022
Nonaccrual loans	$—	$—
Accruing loans past due 90 days or more:
Commercial & industrial loans	2,086	404
Real estate loans:
Residential real estate loans	1,115	876
Consumer and other loans:
Credit cards	34,835	10,570
Other consumer and other loans	8,488	14,245
Total accruing loans past due 90 days or more	46,524	26,095
Total nonperforming loans	46,524	26,095
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$46,524	$26,095
Total nonperforming CCBX loans to total loans receivable	1.54%	0.99%
As of December 31, 2023, $44.3 million of the $46.5 million in nonperforming CCBX loans were covered by CCBX partner credit enhancements. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses. Under the agreement, the CCBX partner will indemnify or reimburse the Bank for its loss/charge-off on these loans.
Allowance for Credit Losses - Loans
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
Also included in the ACL are qualitative reserves to cover losses that are expected, but in the Company’s assessment may not be adequately represented in the quantitative method. For example, factors that the Company considers include environmental business conditions, borrower’s financial condition, credit rating and the volume and severity of past due loans and non-accrual loans. Based on this analysis, the Company records a provision for credit losses - loans to maintain the allowance at appropriate levels.
As of December 31, 2023, the allowance for credit losses totaled $117.0 million, or 3.86% of total loans. As of December 31, 2022, the allowance for loan losses totaled $74.0 million, or 2.82% of total loans. Effective January 1, 2023 the Company implemented the CECL allowance model which calculates reserves over the life of the loan and is largely driven by portfolio characteristics, economic outlook, and other key methodology assumptions versus the incurred loss model, which is what we were previously using. As a result of implementing CECL, there was a one-time adjustment to the 2023 opening allowance balance of $3.9 million. The day one CECL adjustment for community bank loans included a reduction of $310,000 to the community bank allowance driven by the reversal of the unallocated balance and a reduction of $340,000 related to the community bank unfunded commitment reserve also driven by the reversal of the unallocated balance. This was offset by an increase to the CCBX allowance for $4.2 million. With the mirror image approach accounting related to the contingent credit enhancement asset for CCBX partner loans, there was a CECL day one increase to the indemnification asset in the amount of $4.5 million. Net, the day one impact to retained earnings for the Bank’s transition to CECL was an increase of $954,000, excluding the impact of income taxes.
The increase in the Company’s allowance for credit losses for the year ended December 31, 2023 compared to December 31, 2022, is largely related to the provision for CCBX partner loans. During the year ended December 31, 2023, a $182.7 million provision for credit losses - loans was recorded for CCBX partner loans based on management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a provision for credit losses - loans of $1.3 million was needed for the year ended December 31, 2023. . The economic environment is continuously changing with the GDP, inflation, higher interest rates, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, the political environment, including a potential shutdown of the U.S. government, and trade issues that have resulted in some economic uncertainty. As described above, CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses.

Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by indemnifying and/or reimbursing incurred losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans and reclassified negative deposit accounts. When the provision for credit losses - loans and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner's legal commitment to indemnify or reimburse losses. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner or taken from the partner's cash reserve account. BaaS fraud includes noncredit fraud losses on loans and deposits originated through partners. Agreements with our CCBX partners also provide protection to the Bank from fraud by indemnifying and/or reimbursing incurred fraud losses. Fraud losses are recorded when incurred as losses in noninterest expense, and the enhancement received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. CCBX partners also pledge a cash reserve account at the Bank which the Bank can collect from when losses occur. That account is then replenished by the partner on a regular interval. Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by indemnifying or reimbursing incurred credit and fraud losses, if our partner is unable to fulfill its contracted obligations to replenish its cash reserve account then the Bank would be exposed to additional losses, as a result of this counterparty risk. If a CCBX partner does not replenish its cash reserve account then the Bank can declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. The Bank would write-off any remaining credit enhancement asset from the CCBX partner but would retain the full yield and any fee income on the loan portfolio going forward, and BaaS loan expense would decrease once default occurred and payments to the CCBX partner were stopped.

The following table presents, as of and for the periods indicated, net charge-off information by segment:

	Year Ended
	December 31, 2023			December 31, 2022
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$64	$151,933	$151,997	$428	$33,321	$33,749
Gross recoveries	(12)	(7,019)	(7,031)	(46)	(36)	(82)
Net charge-offs	$52	$144,914	$144,966	$382	$33,285	$33,667
Net charge-offs to average loans	0.00%	11.97%	4.94%	0.03%	4.48%	1.49%

	Year Ended
	December 31, 2021
(dollars in thousands; unaudited)	Community Bank	CCBX	Total
Gross charge-offs	$255	$385	$640
Gross recoveries	(83)	(12)	(95)
Net charge-offs	$172	$373	$545
Net charge-offs to average loans	0.01%	0.25%	0.03%
The following tables present, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of or for the Year Ended December 31,
(dollars in thousands; unaudited)	2023	2022	2021
Allowance at beginning of period	$74,029	$28,632	$19,262
Impact of adopting CECL (ASC 326)	3,852	—	—
Provision for credit losses	184,043	79,064	9,915
Charge-offs:
Commercial and industrial loans	6,651	555	222
Residential real estate	4,641	452	79
Consumer and other	140,705	32,742	339
Total charge-offs	151,997	33,749	640
Recoveries:
Commercial and industrial loans	5	40	67
Residential real estate	4	—	—
Consumer and other	7,022	42	28
Total recoveries	7,031	82	95
Net charge-offs	144,966	33,667	545
Allowance at end of period	$116,958	$74,029	$28,632
Allowance for credit losses to nonaccrual loans	1598.88%	1045.61%	12955.66%
Allowance to nonperforming loans	217.24%	223.15%	1657.90%
Allowance to loans receivable	3.86%	2.82%	1.64%

The allowance for credit losses to nonaccrual loans ratio increased as of December 31, 2023, compared to December 31, 2022 as a result of an increase of $235,000 in nonaccrual community bank loans, combined with an increase of $42.9 million in the allowance for credit losses. The increase in the allowance for credit losses for the twelve months ended months ended December 31, 2023 compared to the twelve months ended months ended December 31, 2022, is largely related to the increase in the allowance for loans originated through our CCBX partners. CCBX partner agreements provide credit enhancements that cover the $144.9 million in net charge-offs on CCBX loans for the twelve months ended months ended December 31, 2023. At December 31, 2023, the allowance for credit losses for CCBX partner loans totaled $95.4 million, compared to $53.4 million at December 31, 2022.
The following table presents the loans receivable and allowance for credit losses by segment for the period indicated:

	As of December 31, 2023			As of December 31, 2022
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Loans receivable	$1,830,154	$1,195,938	$3,026,092	$1,614,752	$1,012,504	$2,627,256
Allowance for credit losses	(21,595)	(95,363)	(116,958)	$(20,636)	$(53,393)	(74,029)
Allowance for credit losses to total loans receivable	1.18%	7.97%	3.86%	1.28%	5.27%	2.82%
Although we believe that we have established our allowance for credit losses in accordance with GAAP and that the allowance for credit losses was adequate to provide for expected losses in the portfolio at all times shown above, future provisions for credit losses will be subject to ongoing evaluations of the risks in our loan portfolio. We continue to have low levels of charge-offs and nonperforming community bank loans, however, the economic environment is continuously changing with inflation, higher interest rates, GDP, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, the political environment and trade issues that have resulted in some economic uncertainty. If economic conditions worsen then the U.S., Washington state and Puget Sound region may experience a more severe economic downturn, and our asset quality could deteriorate, which may require material additional provisions for credit losses.
The following table shows the allocation of the allowance for credit losses among loan categories and certain other information as of the dates indicated. The allocation of the allowance for credit losses as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions. The total allowance is available to absorb losses from any loan category.

	At December 31,
	2023		2022
(dollars in thousands)	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans
Commercial and industrial loans	$8,877	9.6%	$4,831	11.8%
Real estate loans:
Construction, land and land development loans	6,386	5.2	7,425	8.1
Residential real estate loans	13,049	15.3	4,142	17.1
Commercial real estate loans	7,441	43.0	5,470	39.8
Consumer and other loans	81,205	26.9	50,996	23.2
Total allocated	116,958		72,864
Unallocated	—		1,165
Total allowance for credit losses	$116,958		$74,029
Securities
We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits or other business purposes. At December 31, 2023, 66.1% of our investment portfolio consisted primarily of U.S. Treasury securities. The remainder of our securities portfolio was invested in U.S. Agency collateralized mortgage obligations and U.S. Agency residential mortgage-backed securities. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At December 31, 2023, our loan-to-deposit ratio was 90.1% due to our strong growth in both loans and deposits. Our securities portfolio represented less than 5% of assets. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we anticipate investing excess funds to provide a higher return.
As of December 31, 2023, the amortized cost of our investment securities totaled $150.9 million, an increase of $49.6 million, or 49.0%, compared to $101.3 million as of December 31, 2022. The increase in the securities portfolio was due to the purchase of 16 government agency backed securities for $50.2 million during the year ended December 31, 2023. These securities were purchased for CRA purposes and placed in our held-to-maturity portfolio and the average yield of these securities is 5.22% for the year ended December 31, 2023.
Our investment portfolio consists of securities classified as available for sale and, to a lesser amount, held to maturity. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. As of December 31, 2023, our available for sale portfolio has an unrealized loss of $537,000, compared to an unrealized loss of $3.0 million as of December 31, 2022.
The following table summarizes the amortized cost and estimated fair value of certain of our investment securities as of the dates shown:

	As of December 31,
	2023		2022
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$99,996	$99,461	$99,967	$97,015
U.S. Agency collateralized mortgage obligations	45	43	54	51
U.S. Agency residential mortgage-backed securities	—	—	1	1
Municipal bonds	—	—	250	250
Total available-for-sale securities	100,041	99,504	100,272	97,317
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	50,860	51,041	1,036	916
Total held-to-maturity securities	50,860	51,041	1,036	916
Total investment securities	$150,901	$150,545	$101,308	$98,233
All of our U.S. Agency residential mortgage-backed securities and U.S. Agency collateralized mortgage obligations are U.S. Government agency securities. As of December 31, 2023, we did not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, or second lien elements in our investment portfolio.
As of December 31, 2023 and 2022, we did not own securities of any one issuer, other than the U.S. Government and its agencies, for which aggregate adjusted cost exceeded 10.0% of consolidated shareholders’ equity.
Restricted equity securities totaled $6.8 million as of December 31, 2023 and $7.5 million as of December 31, 2022 The decrease was attributable to a reduction of the amount of FHLB stock that we are required to hold. Federal Reserve and FHLB stock are carried at par and do not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.
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

•As of December 31, 2023 and December 31, 2022 the Company has a $2.2 million equity interest in a specialized bank technology company.
•The Company has a $350,000 equity interest in a technology company as of the years ended December 31, 2023 and December 31, 2022.
•The Company contributed $50,000 in a technology company during the year ended December 31, 2023. There was no equity ownership as of December 31, 2022.
The following table shows the activity in equity investments without a readily determinable fair value for the dates shown:

	For the Twelve Months Ended December 31,
(dollars in thousands)	2023	2022	2021
Carrying value, beginning of period	$2,572	$2,322	850
Purchases	50	350	—
Observable price change	—	(100)	1,472
Carrying value, end of period	$2,622	$2,572	$2,322
The Company has invested in funds that are accelerating technology for adoption by banks. These equity investments are held at fair value, as reported by the funds. During the year ended December 31, 2023, the Company contributed $74,500 with investment funds designed to help accelerate technology adoption at banks, and recognized net gains of $278,000, resulting in an equity interest of $809,000 at December 31, 2023. The Company has committed up to $653,000 in capital for these equity funds. One firm decided to wind down their technology fund and their fund balance decreased $176,000 in 2023, leaving $22,000 in that fund as of December 31, 2023.
The following table shows the activity in equity fund investments held at fair value for the dates shown:

	For the Twelve Months Ended December 31,
(dollars in thousands)	2023	2022	2021
Carrying value, beginning of period	456	160	—
Purchases/capital calls/capital returns, net	75	349	163
Net change recognized in earnings	278	(53)	(3)
Carrying value, end of period	809	456	160

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

	As of December 31, 2023
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available-for-sale:
U.S. Treasury securities	$99,461	2.138%	$-	0.000%	$-	0.000%	$-	0.000%	$99,461	2.138%
U.S. Agency collateralized mortgage obligations	-	0.000%	-	0.000%	43	2.924%	—	0.000%	43	2.924%
Total available-for-sale	99,461	2.138%	—	0.000%	43	2.924%	—	0.000%	99,504	2.138%

Securities held to maturity:
U.S. Agency residential mortgage-backed securities	-	0.000%	-	0.000%	-	0.000%	51,041	5.489%	51,041	5.489%
Total held to maturity	-	0.000%	-	0.000%	-	0.000%	51,041	5.489%	51,041	5.489%

Total	$99,461	2.138%	$—	0.000%	$43	2.924%	$51,041	5.489%	$150,545	3.267%
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

Total deposits as of December 31, 2023 were $3.36 billion, an increase of $542.8 million, or 19.3%, compared to $2.82 billion as of December 31, 2022. The increase in deposits was largely in core deposits, which increased $655.5 million to $3.34 billion from $2.69 billion at December 31, 2022. We define core deposits as all deposits except time deposits and brokered deposits. The $655.5 million increase in core deposits was largely a result of customer movement from noninterest to interest bearing accounts. Our cost of deposits for the community bank was 1.57% for the three months ended December 31, 2023. BaaS-brokered deposits are now classified as NOW accounts due to a change in the relationship agreement with one of our partners; these deposits increased $153.1 million to $254.7 million as of December 31, 2023. Additionally, we started sweeping deposits for an additional CCBX partner as a result of deposit growth, which increased the amount of CCBX deposits that were transferred off balance sheet for increased FDIC insurance coverage to $69.4 million as of December 31, 2023.
Included in total deposits is $1.86 billion in CCBX deposits, an increase of $583.5 million, or 45.6%, compared to $1.28 billion as of December 31, 2022. CCBX customer deposit relationships include deposits with CCBX end customers, operating and non-operating deposit accounts. The deposits from our CCBX segment are generally classified as interest bearing NOW and money market accounts. Our cost of deposits for the CCBX segment was 4.55% for the year ended December 31, 2023.
Total noninterest bearing deposits as of December 31, 2023 were $625.2 million, a decrease of $149.8 million, or 19.3%, compared to $775.0 million as of December 31, 2022. Noninterest bearing deposits represent 18.6% and 27.5% of total deposits for December 31, 2023 and December 31, 2022, respectively. Community bank noninterest bearing deposits represent 37.5% and 45.2% of community bank deposits as of December 31, 2023 and December 31, 2022, respectively.
Total interest bearing account balances, excluding time deposits, as of December 31, 2023 were $2.72 billion, an increase of $703.7 million, or 35.0%, compared to $2.01 billion as of December 31, 2022. The $703.7 million increase is the due in part to former BaaS-brokered deposits now being classified as NOW accounts due to a change in the relationship agreement with one of our partners in the first quarter of 2023, combined with CCBX growth in interest bearing deposits and a community bank increase in interest bearing deposits of $103.1 million. Included in total deposits is $340.1 million in IntraFi network reciprocal NOW and money market sweep accounts as of December 31, 2023, which provides our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.
Total time deposit balances as of December 31, 2023 were $18.4 million, a decrease of $11.1 million, or 37.7%, from $29.4 million as of December 31, 2022. The decrease is due to the strong increase in core deposits, and our focus on core deposits and letting higher rate deposits run off as they mature. We have seen competitors increase rates on time deposits, and we have not globally matched their rates in response as we focus on growing and retaining less costly core deposits.
The following table sets forth deposit balances at the dates indicated.

	As of December 31,
	2023		2022
(dollars in thousands)	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
Demand, noninterest bearing	$625,202	18.6%	$775,012	27.5%
NOW and money market	2,640,240	78.6	1,804,399	64.0
Savings	76,562	2.3	107,117	3.8
Total core deposits	3,342,004	99.5	2,686,528	95.3
Brokered deposits	1	—	101,546	3.6
Time deposits less than $100,000	8,109	0.2	12,596	0.5
Time deposits $100,000 and over	10,249	0.3	16,851	0.6
Total	$3,360,363	100.0%	$2,817,521	100.0%
Cost of deposits	3.36%		1.56%

The following table presents the community bank deposits which are included in the total deposit portfolio table above:

Community Bank	As of
	December 31, 2023		December 31, 2022
(dollars in thousands)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$561,572	37.5%	$694,179	45.2%
NOW and money market	846,072	56.5	709,490	46.1
Savings	71,598	4.8	105,101	6.8
Total core deposits	1,479,242	98.8	1,508,770	98.1
Brokered deposits	1	0.0	1	0.0
Time deposits less than $100,000	8,109	0.5	12,596	0.8
Time deposits $100,000 and over	10,249	0.7	16,851	1.1
Total Community Bank deposits	$1,497,601	100.0%	$1,538,218	100.0%
Cost of deposits	1.57%		0.37%
The following table presents the CCBX deposits which are included in the total deposit portfolio table above:

CCBX	As of
	December 31, 2023		December 31, 2022
(dollars in thousands)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$63,630	3.4%	$80,833	6.3%
NOW and money market	1,794,168	96.3	1,094,909	85.6
Savings	4,964	0.3	2,016	0.2
Total core deposits	1,862,762	100.0	1,177,758	92.1
BaaS-brokered deposits	—	—	101,545	7.9
Total CCBX deposits	$1,862,762	100.0%	$1,279,303	100.0%
Cost of deposits	4.90%		3.13%
The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

	As of December 31,
(dollars in thousands)	2023	2022
Maturity Period:
Three months or less	$5,068	$4,067
Over three through six months	1,457	2,957
Over six through twelve months	1,595	5,892
Over twelve months	2,129	3,935
Total	$10,249	$16,851
Weighted average maturity (in years)	0.75	0.76
Average deposits for the year ended December 31, 2023, were $3.10 billion, an increase of $436.5 million, or 16.4%, compared to $2.67 billion for the year ended December 31, 2022. The increase in average deposits was primarily due to an increase in core deposits, in interest bearing deposits. Included in this increase is growth in CCBX deposits. We expect deposits to increase with continued growth in CCBX as well as in the community bank through our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by branch managers, treasury service personnel and lenders.
The average rate paid on total interest-bearing deposits was 2.87% for the year ended December 31, 2023, compared to 0.71% for the year ended December 31, 2022. The average rate paid on total interest-bearing deposits was 3.72% for the year ended December 31, 2023, compared to 1.10% for the year ended December 31, 2022. NOW and money market account interest rates increased 2.72%, for the year ended December 31, 2023. The increase in average rate paid on deposit accounts for the year ended December 31, 2023, is the result of the increased interest rates by the FOMC. Further changes to the Fed funds rate and rate pressure from market competition is expected to continue to impact future cost of deposits and our pricing strategies.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Year Ended December 31,
	2023		2022		2021
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, noninterest bearing	$707,641	0.00%	$942,087	0.00%	$989,945	0.00%
NOW and money market	2,254,138	3.89	1,509,492	1.17	740,045	0.24%
Savings	90,705	0.25	106,061	0.05	93,409	0.03%
BaaS-brokered deposits	25,969	4.08	71,532	1.46	26,020	0.35%
Time deposits less than $100,000	9,999	0.35	13,980	0.28	16,838	1.06%
Time deposits $100,000 and over	14,201	0.37	22,955	0.85	33,794	0.71%
Total deposits	$3,102,653	2.87%	$2,666,107	0.71%	$1,900,051	0.12%
The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2023 and 2022, was 22.8% and 35.3%, respectively.
Factors affecting the cost of funding interest-bearing assets include the volume of noninterest- and interest-bearing deposits, changes in market interest rates and economic conditions in the Puget Sound region and their impact on interest paid on deposits, competition from other financial institutions, as well as the ongoing execution of our growth strategies. Cost of total interest-bearing liabilities is calculated as total interest expense divided by average total interest-bearing deposits plus average total borrowings. Our cost of total interest-bearing liabilities was 3.75% and 1.16% for the years ended December 31, 2023 and 2022, respectively. The increase in our cost of deposits in 2023 was primarily due to rate increases from the FOMC. We actively manage our interest rates on deposits, however, rate changes from the FOMC and competition can and do impact our deposit costs.
Uninsured Deposits
The FDIC insures our deposits up to $250,000 per depositor, per insured bank for each account ownership category. Deposits that exceed insurance limits are uninsured. At December 31, 2023, deposits totaled $3.36 billion, of which total estimated uninsured deposits were $558.6 million, or 16.6% of total deposits. At December 31, 2022, deposits totaled $2.82 billion, of which total estimated uninsured deposits were $835.8 million, or 29.7% of total deposits. The Bank is using sweep deposits to provide our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.
The table below shows the estimated uninsured time deposits, by account, for the maturity periods indicated:

(dollars in thousands)	As of December 31, 2023
Maturity Period:
Three months or less	$1,479
Over three through six months	52
Over six through twelve months	8
Over twelve months	152
Total	$1,691

Borrowings
We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of December 31, 2023, and December 31, 2022, total borrowing capacity of $435.5 million and $26.7 million, respectively, was available under this arrangement. As of December 31, 2023, and December 31, 2022, Federal Reserve borrowings against our line of credit totaled zero. Additional loans were pledged during 2023 to significantly increase the borrowing capacity of the Bank in the event of a liquidity crisis.
Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of December 31, 2023 and December 31, 2022, we had borrowing capacity of $204.6 million and $120.8 million, respectively, with the FHLB. During the year ended December 31, 2022, we repaid a total of $25.0 million in FHLB term advances. This included a $10.0 million advance that would have matured in March of 2023 and $15.0 million advance that would have matured in March 2025. We have sufficient liquidity for our current loan demand, and with no prepayment penalty for early repayment, management opted to repay these term advances and save the unnecessary interest expense.
The following table presents details on FHLB advance borrowings for the periods indicated:

	As of and For the Years Ended December 31,
(dollars in thousands)	2023	2022
Maximum amount outstanding at any month-end during period:	$—	$24,999
Average outstanding balance during period:	$1	$6,029
Weighted average interest rate during period:	5.60%	1.13%
Balance outstanding at end of period:	$—	$—
Weighted average interest rate at end of period:	0.00%	0.00%
Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust (the “Trust”), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. Prior to June 30, 2023, the debentures bore interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. Beginning with rate adjustments subsequent to June 30, 2023, the rate is based off three-month CME Term SOFR plus 0.26%. The effective rate as of December 31, 2023 and 2022, was 7.75% and 6.87%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture, subject to Federal Reserve approval. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.
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

Liquidity and Capital Resources
Liquidity Management
Liquidity refers to our capacity to meet our cash obligations when they come due at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, and operational, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity management. The Company considers various deposit run-off scenarios in its liquidity management process including that all community bank uninsured deposits exit the Bank in an economic downturn. Deposits obtained through our CCBX segment are a significant source of liquidity for us. If a relationship with a large CCBX partner terminates, the exit of those deposits could have an adverse impact on liquidity so we model a deposit run-off scenario that simulates the loss of deposits from our largest CCBX deposit partner. Partner program agreements govern the relationship and are valid for a given period of time. Prior to exiting, the partner would need to provide us adequate notice as stipulated in the agreement that they were not going to renew the program agreement and intend to move the deposits. The movement to an alternate BaaS provider is cumbersome and would be over a period of time, which would allow us the opportunity to put alternate liquidity in place; those options are more fully discussed below. As of December 31, 2023, we have 2 partners with deposits that are in excess of 10% of total deposits and represent 40% of total deposits. Our deposit concentration limit for any one partner is 30% of total deposits.
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
The Company has pledged loans and securities totaling $1.03 billion and $220.1 million at December 31, 2023 and December 31, 2022, respectively, for borrowing lines at the FHLB and FRB. Additional loans were pledged during 2023 to significantly increase the borrowing capacity of the Bank in the event of a liquidity crisis. The Bank had the ability and capacity to borrow up to $640.1 million from FHLB and the FRB discount window at December 31, 2023. There were no borrowings taken under these facilities during the twelve-months ended December 31, 2023 so the Bank has the maximum capacity in the event of a liquidity emergency.
The Bank’s current liquidity position is supported by liquid assets (cash and investments on the balance sheet), liabilities (capacity to borrow funds the same day), low levels of uninsured deposits ($558.6 million at December 31, 2023 and alternative sources of funds including the capacity to borrow up to $640.1 million from FHLB, the FRB discount window on a same day basis and a $50.0 million line of credit with a Banker’s Bank. Cash on the balance sheet and borrowing capacity of $1.17 billion represented 34.9% of total deposits and exceeded the $558.6 million in uninsured deposits as of December 31, 2023. The board of directors and management is cognizant of the risk of uninsured deposits and has used fully insured IntraFi Network reciprocal deposits to reduce uninsured deposit. Fully insured IntraFi network reciprocal deposits totaled $340.1 million and $12.5 million at December 31, 2023 and December 31, 2022, respectively. Uninsured deposits totaled $558.6 million at December 31, 2023 and totaled $835.8 million at December 31, 2022. The Bank significantly increased its liquidity and ability to borrow funds on a same day basis to help it prepare and avoid the liquidity events that besieged regional banks during the liquidity crisis in March 2023 which resulted in two bank failures due to liquidity.
The board of directors adopted a policy requiring management take various actions, in its discretion, to return the liquidity ratio 10% or greater within 10 business days of the liquidity ratio being below 10% before the Bank’s liquidity contingency funding plan would be invoked. If the liquidity ratio goes below 7.5% then the board of directors will be notified immediately, and the liquidity contingency funding plan would be invoked until the ratio is returned to 10% or more. These liquidity risk measures provide the board of directors and management with a framework for managing liquidity risk and taking action early so liquidity events are avoided or managed in a timely manner.
The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs. During the year ended December 31, 2023, the Company contributed $15.0 million to the Bank. The Company currently holds $5.5 million in cash for debt servicing and operating purposes. In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs.
For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs and the Bank established a minimum (regulatory calculation) liquidity ratio of 10%, and usually targets a liquidity ratio between 12% and 15%. Both of these minimum liquidity levels are on-balance sheet sources. Per the Bank’s policies and its liquidity contingency plan, in event of a liquidity emergency the Bank can utilize wholesale funds in an amount up to 30% of assets. Since the Bank uses only a small portion of its borrowing or wholesale funding capacity, the Bank has access to funds if needed in a liquidity emergency.
Capital Adequacy
Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital levels relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank and holding company level. Because the Company’s consolidated assets exceeded $3.0 billion as of September 30, 2022, the Company is no longer subject to the Federal Reserve’s Small Bank Holding Company Policy Statement and is evaluated relative to the capital adequacy standards established by the Federal Reserve. A bank holding company that crosses the $3.0 billion total consolidated assets threshold as of June 30 of a particular year is no longer permitted to file reports as a small holding company beginning the following March. The Company’s total assets were in excess of $3.0 billion as of June 30, 2023, and as a consequence, beginning in March 2024, the Company will no longer prepare and file financial reports with the Federal Reserve as a small bank holding company.
As of December 31, 2023, and December 31, 2022, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control growth in order to remain in compliance with all regulatory capital standards applicable to us. In addition, the Company maintains an effective registration statement on Form S-3 with the Securities and Exchange Commission which allows the Company to raise additional capital in an amount up to $115.5 million. The Company raised $34.5 million in December 2021. The Company, through a private placement, raised $25.0 million in subordinated debt in 2021 and repaid $10.0 million of subordinated debt with the proceeds and used the remainder for general corporate purposes. On November 1, 2022 the

Company, through a private placement, raised $20.0 million of subordinated debt with the proceeds to be used for general corporate purposes. The Company contributed $15.0 million of the capital raised to the Bank in March 2023.
The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes (1)		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Tier 1 Leverage Capital (to average assets)
Company	$298,920	8.10%	$147,616	4.00%	N/A	N/A
Bank Only	333,848	9.06%	147,469	4.00%	184,336	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	295,450	9.10%	146,137	4.50%	N/A	N/A
Bank Only	333,848	10.30%	145,875	4.50%	210,708	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	298,920	9.20%	194,849	6.00%	N/A	N/A
Bank Only	333,848	10.30%	194,500	6.00%	259,334	8.00%
Total Capital (to risk-weighted assets)
Company	385,464	11.87%	259,799	8.00%	N/A	N/A
Bank Only	375,320	11.58%	259,334	8.00%	324,167	10.00%
December 31, 2022
Tier 1 Leverage Capital (to average assets)
Company	$204,585	8.07%	$101,460	4.00%	N/A	N/A
Bank Only	201,783	7.96%	101,350	4.00%	126,687	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	201,085	11.06%	81,834	4.50%	N/A	N/A
Bank Only	201,783	11.12%	81,623	4.50%	117,900	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	204,585	11.25%	109,112	6.00%	N/A	N/A
Bank Only	201,783	11.12%	108,830	6.00%	145,107	8.00%
Total Capital (to risk-weighted assets)
Company	252,405	13.88%	145,483	8.00%	N/A	N/A
Bank Only	224,545	12.38%	145,107	8.00%	181,384	10.00%
(1) Presents the minimum capital adequacy requirements that apply to the Bank (excluding the capital conservation buffer) and the Company. The capital conservation buffer is an additional 2.5% of the amount necessary to meet the minimum risk-based capital requirements for total, tier 1, and common equity tier 1 risk-based capital. Prior to September 30, 2022, the Company operated under the Small Bank Holding Company Policy Statement and therefore was not subject to Basel III capital adequacy requirements.

Material Cash Requirements and Capital Resources
The following table provides the material cash requirements from known contractual and other obligations as of December 31, 2023:

		Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	Over 1 year	Other (1)
Cash requirements
Time Deposits	$18,358	$13,999	$4,359	$—
Subordinated notes	45,000	—	45,000	—
Junior subordinated debentures	3,609	—	3,609	—
Deferred compensation plans	760	175	585	—
Operating leases	7,335	1,016	6,319	—
Non-maturity deposits	3,342,005	—	—	3,342,005
Equity investment commitment	653	653	—	—
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
As of December 31, 2023 we had $2.34 billion in commitments to extend credit, compared to $2.20 billion as of December 31, 2022. The $144.3 million increase is largely attributed to an increase of $222.2 million in consumer and other loan commitments, related to CCBX consumer loans, $163.9 million decrease in commercial and industrial capital call line commitments, $17.0 million decrease in commercial construction loans and $91.2 million increase in residential real estate commitments, related to CCBX loans.

The following table presents commitments associated with outstanding commitments to extend credit, standby and commercial letters of credit and equity investment commitments as of the periods indicated:

(dollars in thousands)	As of December 31, 2023	As of December 31, 2022
Commitments to extend credit:
Commercial and industrial loans	$86,134	$81,568
Commercial and industrial loans - capital call lines	608,837	772,732
Construction – commercial real estate loans	92,709	109,715
Construction – residential real estate loans	20,825	32,827
Residential real estate loans	465,887	374,735
Commercial real estate loans	54,289	35,024
Consumer and other loans	1,015,738	793,563
Total commitments to extend credit	$2,344,419	$2,200,164
Standby letters of credit	$1,096	$3,064
Equity investment commitment	$653	$988
Commitments to extend credit on CCBX loans are included in the table above and are summarized below:

(dollars in thousands)	As of December 31, 2023	As of December 31, 2022
Commitments to extend credit:
Commercial and industrial loans	$617,981	$773,684
Residential real estate loans	418,761	329,193
Consumer and other loans	1,015,156	792,447
Total commitments to extend credit	$2,051,898	$1,895,324
We have portfolio limits with our each of our partners to manage loan concentration risk, liquidity risk, and counter-party partner risk. For example, as of December 31, 2023, capital call lines outstanding balance totaled $87.5 million, and while commitments totaled $608.8 million the commitments are cancelable, and are also limited to a maximum of $350.0 million by agreement with the partner.
The following table shows the CCBX maximum portfolio sizes by loan category as of December 31, 2023.

		As of December 31, 2023	As of December 31, 2022
(dollars in thousands)	Type of Lending	Maximum Portfolio Size		Increase/(decrease)
Commercial and industrial loans:
Capital call lines	Business - Venture Capital	$350,000	$350,000	$—
All other commercial & industrial loans	Business - Small Business	305,905	65,856	240,049
Real estate loans:
Home equity lines of credit	Home Equity - Secured Credit Cards	375,000	250,000	125,000
Consumer and other loans:
Credit cards	Credit Cards - Primarily Consumer	756,614	600,770	155,844
Installment loans	Consumer	933,374	1,048,134	(114,760)
Other consumer and other loans	Consumer - Secured Credit Builder & Unsecured consumer	709,108	190,240	518,868
		$3,430,001	$2,505,000	$925,001
Total Existing Portfolio Size		$1,195,938	$1,012,504	$183,434

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer. As of December 31, 2023, $1.63 billion in commitments to extend credit are unconditionally cancelable, compared to $1.57 billion at December 31, 2022. The increase in unconditionally cancelable commitments is attributed to growth in CCBX loans. Commitments that are unconditionally cancelable allow us to better manage loan growth, credit concentrations and liquidity. We also limit CCBX partners to a maximum aggregate customer loan balance originated and held on our balance sheet, as shown in the table above.
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
Selected Financial Information
The following table shows the Company’s key performance ratios for the periods indicated.

	Twelve Months Ended
	December 31, 2023	December 31, 2022	December 31, 2020	December 31, 2019	December 31, 2018
Return on average assets	1.28%	1.38%	0.98%	1.28%	1.14%
Return on average equity	16.41%	18.24%	11.44%	11.29%	11.40%
Yield on earnings assets	9.82%	6.68%	4.21%	4.90%	4.72%
Yield on loans receivable	10.60%	8.12%	4.64%	5.38%	5.18%
Cost of funds	2.91%	0.75%	0.40%	0.73%	0.52%
Cost of deposits	2.87%	0.71%	0.35%	0.65%	0.42%
Net interest margin	7.10%	5.97%	3.83%	4.23%	4.24%
Noninterest expense to average assets	5.90%	5.65%	2.47%	3.01%	3.09%
Noninterest income to average assets	5.97%	4.23%	0.53%	0.80%	0.64%
Efficiency ratio	45.92%	56.26%	58.14%	61.79%	65.08%
Loans receivable to deposits (1)	90.1%	93.2%	108.9%	97.0%	95.6%
(1)Including loans held for sale
CCBX – BaaS Reporting Information
During the year ended December 31, 2023, $177.8 million was recognized in noninterest income BaaS credit enhancements related to the establishment of a credit enhancement asset for credit losses indemnified by our strategic partners and reserved for unfunded commitments for CCBX partner loans and deposits. Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by indemnifying and/or reimbursing incurred losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans, unfunded commitments and negative deposit accounts. When the provision for credit losses - loans and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner legal commitment to indemnify or reimburse losses. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner or taken from the partner's cash reserve account. Agreements with our CCBX partners also provide protection to the Bank from fraud by indemnifying or reimbursing incurred fraud losses. BaaS fraud includes noncredit fraud losses on loans and deposits originated through partners. Fraud losses are recorded when incurred as losses in noninterest expense, and the enhancement received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. CCBX partners also pledge a cash reserve account at the Bank which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by indemnifying or reimbursing incurred credit and fraud losses, if our partner is unable to fulfill its contracted obligations to replenish its cash reserve account then the Bank would be exposed to additional loan and deposit losses, as a result of this counterparty risk. If a CCBX partner does not replenish their cash reserve account then the Bank can declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit and fraud enhancements. The Bank would write-off any remaining credit enhancement asset from the CCBX partner not covered by the cash pledge account but would retain the full yield and any fee income on the loan going forward, and BaaS loan expense for that CCBX partner would cease once default occurred and payments to the CCBX partner were stopped.
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
The following table illustrates how CCBX partner loan income and expenses are recorded in the financial statements:

Loan income and related loan expense	Year. Ended
(dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
BaaS loan interest income	$204,458	$102,808	$6,532
Less: BaaS loan expense	86,900	53,294	2,976
Net BaaS loan income (1)	117,558	49,514	3,556
Net BaaS loan income divided by average BaaS loans (1)	9.71%	6.67%	2.43%
Yield on loans	16.89%	13.85%	4.46%
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

The increased activity of CCBX partners has resulted in increases in direct fees, expenses and interest for the year ended December 31, 2023 compared to the year ended December 31, 2022. The following tables are a summary of the direct fees, expenses and interest components of BaaS for the periods indicated and are not inclusive of all income and expense related to BaaS.

Interest income	Year Ended
(dollars in thousands; unaudited)	December 31, 2023	December 31, 2022	December 31, 2021
Loan interest income	$204,458	$102,808	$6,532
Total BaaS interest income	$204,458	$102,808	$6,532

Interest expense	Year Ended
(dollars in thousands; unaudited)	December 31, 2023	December 31, 2022	December 31, 2021
BaaS interest expense	$71,646	$16,108	$99
Total BaaS interest expense	$71,646	$16,108	$99

	Year Ended
(dollars in thousands; unaudited)	December 31, 2023	December 31, 2022	December 31, 2021
BaaS program income:
Servicing and other BaaS fees	$3,855	$4,408	$4,467
Transaction fees	4,011	3,211	544
Interchange fees	4,252	2,583	701
Reimbursement of expenses	4,175	2,732	1,004
BaaS program income	16,293	12,934	6,716
BaaS indemnification income:
BaaS credit enhancements	177,764	76,374	9,086
BaaS fraud enhancements	7,165	29,571	1,505
BaaS indemnification income	184,929	105,945	10,591
Total noninterest BaaS income	$201,222	$118,879	$17,307

	Year Ended
(dollars in thousands; unaudited)	December 31, 2023	December 31, 2022	December 31, 2021
BaaS loan expense	$86,900	$53,294	$2,976
BaaS fraud expense	7,165	29,571	1,505
Total BaaS loan and fraud expense	$94,065	$82,865	$4,481
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
The following non-GAAP measure is presented to illustrate the impact of BaaS loan expense on net interest income and net interest margin.
Net interest income net of BaaS loan expense is a non-GAAP measure that includes the impact BaaS loan expense on net interest income. The most directly comparable GAAP measure is net interest income.
Net interest margin, net of BaaS loan expense is a non-GAAP measure that includes the impact of BaaS loan expense on net interest rate margin. The most directly comparable GAAP measure is net interest margin.

Reconciliations of the GAAP and non-GAAP measures are presented in the following table.

	As of and for the Year Ended
(dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Net BaaS loan income divided by average CCBX loans:
CCBX loan yield (GAAP)	16.89%	13.85%	4.46%
Total average CCBX loans receivable	$1,210,413	$742,392	$146,304
Interest and earned fee income on CCBX loans (GAAP)	204,458	102,808	6,532
BaaS loan expense	(86,900)	(53,294)	(2,976)
Net BaaS loan income	$117,558	$49,514	$3,556
Net BaaS loan income divided by average CCBX loans	9.71%	6.67%	2.43%

Net interest margin, net of BaaS loan expense:
CCBX interest margin	9.65%	8.84%	4.40%
CCBX earning assets	1,574,334	1,027,556	146,304
Net interest income	151,883	90,806	6,433
Less: BaaS loan expense	(86,900)	(53,294)	(2,976)
Net interest income, net of BaaS loan expense	$64,983	$37,512	$3,457
CCBX net interest margin, net of BaaS loan expense	4.13%	3.65%	2.36%
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
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decrease in current fair market values. Our objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. The FOMC raised interest rates 0.25% in mid-March 2022, 1.25% in the second quarter of 2022, 1.50% in the third quarter of 2022, 1.25% in the fourth quarter of 2022, 0.50% in the first quarter 2023, and 0.25% in the second quarter 2023 and 0.25% in the third quarter of 2023 and then pausing at an upper Fed Funds target range of 5.50% through the fourth quarter of 2023. A potential decrease in rates is expected in the future although the timing and magnitude of such decreases is still uncertain. The impact of this and any future changes will impact financial results.
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
On a quarterly basis, we run multiple simulations under two different premises of which one is a static balance sheet and the other is a dynamic growth balance sheet. The static balance sheet approach produces results that show the interest risk currently inherent in our balance sheet at that point in time. The dynamic balance sheet includes our projected growth levels going forward and produces results that shows how net income, net interest income, and interest risk change based on our projected growth. These simulations test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic approaches, rates are shocked instantaneously and ramped over a 12-month horizon assuming parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non-parallel simulations are also conducted and involve analysis of net interest income and expense under various changes in the shape of the yield curve including a forward curve, flat curve, steepening curve, and an inverted curve. Our internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one- and two-year period should not decline by more than 10% for a 100 basis point shift, 15% for a 200 basis point shift, 20% for a 300 basis point shift, and 25% for a 400 basis point shift.
The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

(unaudited)
Change in Market Interest Rates	Twelve Month Projection As of December 31, 2023	Twelve Month Projection As of December 31, 2022
Static Balance Sheet and Rate Shifts
+400 basis points	(6.2)%	15.2%
+300 basis points	(4.6)%	11.4%
+200 basis points	(3.0)%	7.6%
+100 basis points	(1.4)%	3.8%
-100 basis points	1.1%	(4.1)%
-200 basis points	1.8%	(8.5)%
-300 basis points	2.1%	(13.0)%
-400 basis points	2.2%	(18.8)%

Dynamic Balance Sheet and Rate Shifts
+400 basis points	(1.3)%	17.6%
+300 basis points	(0.9)%	13.2%
+200 basis points	(0.5)%	8.8%
+100 basis points	(0.2)%	4.4%
-100 basis points	(0.1)%	(4.6)%
-200 basis points	(0.6)%	(9.5)%
-300 basis points	(1.5)%	(14.5)%
-400 basis points	(2.8)%	(20.8)%

The results illustrate that the Company’s static balance sheet has shifted to liability sensitive, however, the dynamic balance sheet is fairly neutral to rate shifts. As the Company’s composition has shifted over time due to the growth of the CCBX segment to more variable/adjustable in nature, our interest rate risk profile has been mitigated, reducing variability in both rising and falling rate environments, as the community bank and CCBX segments work to offset one another. The community bank segment remains asset sensitive and generally performs better in an increasing interest rate environment. For the community bank, the drivers are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, offering rates on these community bank deposits change more slowly than changes in short-term market rates. For the CCBX segment, the offering rates on the loan portfolio are modeled using partner contractual net yields which mostly adjust with market shifts. For this CCBX portfolio, the offering rates on the majority of the loans and the deposits nearly fully reprice with changes in market rates. However, during the fourth quarter 2023, one of the material CCBX lending partners contractual yields converted to a fixed rate product, continuing to reduce the overall variability in the Company’s balance sheet. As of December 31, 2023 the overall Company’s funding mix is now more heavily weighted towards the CCBX deposits which are primarily variable rate deposits aiding with the neutrality of the balance sheet and the overall shift to liability sensitive. The assumptions incorporated into the simulation model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact that fluctuations in market interest rates have on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions, the shape of the interest yield curve, and the application and timing of various assumptions and strategies.

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
For further discussion of the risks to our business resulting from inflation, see “Item 1A. Risk Factors” and the section captioned “Risks Related to Credit Matters-We are subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Coastal Financial Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coastal Financial Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2024 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, in the year ended December 31, 2023, the Company adopted new accounting guidance Accounting Standards Update 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

As described in Notes 1 and 4 to the consolidated financial statements, the balance of the Company’s allowance for credit losses – loans was $117 million at December 31, 2023. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans held for investment to present the net carrying value at the amount expected to be collected. The allowance for credit losses – loans is maintained at a level sufficient to provide for expected credit losses over the lives of the loans based on evaluating historical credit loss experience and making qualitative reserve factor adjustments to historical loss information for each loan category for differences in the specific risk characteristics in the current loan portfolio based on reasonable and supportable forecasts. These qualitative reserve factors include borrower’s financial condition and credit rating, volume and severity of delinquent and classified loans, and environmental business conditions to capture general and economic market conditions.

We identified the estimation of qualitative reserve factors used in the allowance for credit losses – loans, as a critical audit matter. The qualitative reserve factors are used to estimate credit losses related to matters that are not captured in the historical loss component of the allowance for credit losses – loans, and are based on management’s evaluation of available internal and external data. Auditing management’s judgments regarding the qualitative reserve factors applied to the allowance for credit losses - loans involved especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address this critical audit matter included:
•Testing the design, implementation, and operating effectiveness of controls relating to management’s calculation of the allowance for credit losses - loans, including controls over the identification and assessment of the qualitative reserve factors used.
•Obtaining management’s analysis and supporting documentation related to the qualitative reserve factors, and testing whether the factors used in the calculation of the allowance for credit losses – loans, are supported by the analysis provided by management.
•Testing the appropriateness of the methodology and significant assumptions used in the calculation of the allowance for credit losses – loans, testing completeness and accuracy of the data used in the calculation, testing estimation and application of the qualitative reserve factors determined by management and used in the calculation, and recalculating the balance of the allowance for credit losses – loans.

/s/ Moss Adams LLP
Everett, Washington,
March 15, 2024
We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Coastal Financial Corporation

Opinion on Internal Control over Financial Reporting
We have audited Coastal Financial Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Coastal Financial Corporation and subsidiaries as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 15, 2024 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Moss Adams LLP
Everett, Washington,
March 15, 2024
We have served as the Company’s auditor since 2016.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

ASSETS
	December 31, 2023	December 31, 2022
Cash and due from banks	$31,345	$32,722
Interest earning deposits with other banks	451,783	309,417
Investment securities, available for sale, at fair value	99,504	97,317
Investment securities, held to maturity, at amortized cost	50,860	1,036
Other investments	10,227	10,555
Loans receivable	3,026,092	2,627,256
Allowance for credit losses	(116,958)	(74,029)
Total loans receivable, net	2,909,134	2,553,227
CCBX credit enhancement asset	107,921	53,377
CCBX receivable	9,088	10,416
Premises and equipment, net	22,090	18,213
Operating lease right-of-use assets	5,932	5,018
Accrued interest receivable	26,819	17,815
Bank-owned life insurance, net	12,870	12,667
Deferred tax asset, net	3,806	18,458
Other assets	11,987	4,229
Total assets	$3,753,366	$3,144,467

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$3,360,363	$2,817,521
Subordinated debt, net
Principal amount $45,000 (less unamortized debt issuance costs of $856 and $1,001) at December 31, 2023 and December 31, 2022, respectively	44,144	43,999
Junior subordinated debentures, net
Principal amount $3,609 (less unamortized debt issuance costs of $19 and $21 at December 31, 2023 and December 31, 2022, respectively)	3,590	3,588
Deferred compensation	479	616
Accrued interest payable	892	684
Operating lease liabilities	6,124	5,234
CCBX payable	33,651	20,419
Other liabilities	9,145	8,912
Total liabilities	3,458,388	2,900,973
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at December 31, 2023 and December 31, 2022; issued and outstanding: zero shares at December 31, 2023 and December 31, 2022	—	—
Common stock, no par value:
Authorized: 300,000,000 shares at December 31, 2023 and December 31, 2022; 13,304,339 shares at December 31, 2023 issued and outstanding and 13,161,147 shares at December 31, 2022 issued and outstanding	130,136	125,830
Retained earnings	165,311	119,998
Accumulated other comprehensive loss, net of tax	(469)	(2,334)
Total shareholders’ equity	294,978	243,494
Total liabilities and shareholders’ equity	$3,753,366	$3,144,467
See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except for per share data)

	Year Ended December 31,
	2023	2022	2021
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$311,441	$183,352	$82,112
Interest on interest earning deposits with other banks	15,346	6,728	608
Interest on investment securities	3,197	1,745	79
Dividends on other investments	387	345	284
Total interest income	330,371	192,170	83,083
INTEREST EXPENSE
Interest on deposits	89,000	19,004	2,327
Interest on borrowed funds	2,644	1,391	1,319
Total interest expense	91,644	20,395	3,646
Net interest income	238,727	171,775	79,437
PROVISION FOR CREDIT LOSSES	183,992	79,064	9,915
Net interest income after provision for credit losses - loans and unfunded commitments	54,735	92,711	69,522
NONINTEREST INCOME
Deposit service charges and fees	3,854	3,804	3,698
Loan referral fees	683	810	2,126
Gain on sales of loans, net	253	—	396
Unrealized gain (loss) on equity securities, net	279	(153)	1,469
Gain on sale of bank branch including deposits and loans, net	—	—	1,263
Other income	884	1,344	1,859
Noninterest income, excluding BaaS program income and BaaS indemnification income	5,953	5,805	10,811
Servicing and other BaaS fees	3,855	4,408	4,467
Transaction fees	4,011	3,211	544
Interchange fees	4,252	2,583	701
Reimbursement of expenses	4,175	2,732	1,004
BaaS program income	16,293	12,934	6,716
BaaS credit enhancements	177,764	76,374	9,086
BaaS fraud enhancements	7,165	29,571	1,505
BaaS indemnification income	184,929	105,945	10,591
Total noninterest income	207,175	124,684	28,118
NONINTEREST EXPENSE
Salaries and employee benefits	66,461	52,228	37,101
Occupancy	4,926	4,548	4,128
Data processing and software licenses	8,595	6,487	4,951
Legal and professional expenses	14,803	6,760	3,133
Point of sale expense	3,534	2,109	671
Excise taxes	1,976	2,204	1,589
Federal Deposit Insurance Corporation ("FDIC") assessments	2,524	2,859	1,632
Director and staff expenses	2,152	1,711	1,205
Marketing	517	351	451
Other expense	5,224	4,652	3,921

Noninterest expense, excluding BaaS loan and BaaS fraud expense	110,712	83,909	58,782
BaaS loan expense	86,900	53,294	2,976
BaaS fraud expense	7,165	29,571	1,505
BaaS loan and fraud expense	94,065	82,865	4,481
Total noninterest expense	204,777	166,774	63,263
Income before provision for income taxes	57,133	50,621	34,377
PROVISION FOR INCOME TAXES	12,554	9,996	7,372
NET INCOME	$44,579	$40,625	$27,005
Basic earnings per common share	$3.36	$3.14	$2.25
Diluted earnings per common share	$3.27	$3.01	$2.16
Weighted average number of common shares outstanding:
Basic	13,261,664	12,949,266	12,022,954
Diluted	13,640,182	13,514,952	12,521,426
See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
NET INCOME	$44,579	$40,625	$27,005
OTHER COMPREHENSIVE INCOME (LOSS), before tax
Securities available-for-sale
Unrealized holding income (loss) during the period	2,418	(2,959)	(38)
Income tax (expense) benefit related to unrealized holding gain/loss	(553)	621	8
OTHER COMPREHENSIVE INCOME (LOSS), net of tax	1,865	(2,338)	(30)
COMPREHENSIVE INCOME	$46,444	$38,287	$26,975
See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Shares of Common Stock		Amount of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2020	11,954,327		$87,815	$52,368	$34	140,217
Net income	—		—	27,005	—	27,005
Issuance of restricted stock awards	10,714		—	—	—	—
Vesting of restricted stock units	7,851		—	—	—	—
Exercise of stock options	50,570		359	—	—	359
Stock-based compensation	—		1,284	—	—	1,284
Stock issuance and net proceeds from public offering	851,853		32,387	—	—	32,387
Other comprehensive loss, net of tax	—		—	—	(30)	(30)
BALANCE, December 31, 2021	12,875,315		$121,845	$79,373	$4	$201,222

BALANCE, December 31, 2021	12,875,315		$121,845	$79,373	$4	$201,222
Net income	—		—	40,625	—	40,625
Issuance of restricted stock awards	10,396		—	—	—	—
Vesting of restricted stock units	28,215		—	—	—	—
Exercise of stock options	247,221		1,468	—	—	1,468
Stock-based compensation	—		2,517	—	—	2,517
Stock issuance and net proceeds from public offering	—		—	—	—	—
Other comprehensive loss, net of tax	—		—	—	(2,338)	(2,338)
BALANCE, December 31, 2022	13,161,147		$125,830	$119,998	$(2,334)	$243,494

BALANCE, December 31, 2022	13,161,147		$125,830	$119,998	$(2,334)	$243,494
Net income	—		—	44,579	—	44,579
Adjustment to retained earnings; adoption of ASU 2016- 13	—	0	—	734	—	734
Issuance of restricted stock awards	13,538		—	—	—	—
Vesting of restricted stock units	46,520		—	—	—	—
Exercise of stock options	83,134		618	—	—	618
Stock-based compensation	—		3,688	—	—	3,688
Other comprehensive income, net of tax	—		—	—	1,865	1,865
BALANCE, December 31, 2023	13,304,339		$130,136	$165,311	$(469)	$294,978
See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,579	$40,625	$27,005
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	183,992	79,064	9,915
Depreciation and amortization	2,328	1,809	1,587
Loss on disposition of fixed assets	39	35	—
Increase in operating lease right-of-use assets	833	1,087	1,056
Increase in operating lease liabilities	(857)	(1,086)	(1,044)
Gain on sales of loans	(253)	—	(396)
Net discount accretion on investment securities	(25)	(50)	32
Unrealized holding (gain) loss on equity investment	(279)	153	(1,469)
Stock-based compensation	3,688	2,517	1,284
Gain on sale of bank branch, including deposits and loans	—	—	(1,263)
Increase in bank-owned life insurance value	27	(360)	(172)
Deferred tax benefit (expense)	13,879	(11,018)	(3,011)
Net change in CCBX receivable	1,328	(9,150)	(1,096)
Net change in CCBX credit enhancement asset	(50,079)	(44,665)	(8,712)
Net change in CCBX payable	13,232	18,578	1,841
Net change in other assets and liabilities	(15,919)	(10,441)	4,290
Total adjustments	151,934	26,473	2,842
Net cash provided by operating activities	196,513	67,098	29,847
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	—	(134,912)	(117,493)
Purchase of investment securities held for investment	(50,244)	—	—
Change in other investments, net	607	(2,230)	(950)
Principal paydowns of investment securities available-for-sale	9	17	33
Principal paydowns of investment securities held-to-maturity	417	256	1,515
Maturities and calls of investment securities available-for-sale	250	70,000	102,500
Purchase of bank owned life insurance	(230)	(53)	(5,000)
Proceeds from sales of loans held for sale	600,199	152,546	—
Proceeds from sales of loan participations	—	10,300	—
Purchase of loans	(91,465)	(168,464)	(60,260)
Purchase of loan participations	—	(52)	—
Proceeds from sale of loans related to sale of bank branch	—	—	4,092
Increase in loans receivable, net	(1,052,283)	(912,518)	(141,503)
Net cash transfer for branch sale	—	—	(19,980)
Purchases of premises and equipment, net	(6,245)	(2,838)	(2,593)
Net cash used by investing activities	(598,985)	(987,948)	(239,639)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and money market, and savings	553,932	467,744	980,766
Net decrease in time deposits	(11,089)	(14,010)	(14,223)
Net repayment from long term FHLB borrowing	—	(24,999)	—
Increase from subordinated debt proceeds	—	19,625	24,263
Decrease from subordinated debt repayment	—	—	(10,000)
Net advances from Paycheck Protection Program Liquidity Facility	—	—	(153,716)
Proceeds from exercise of stock options	618	1,468	359
Proceeds from public offering	—	—	32,387
Net cash provided by financing activities	543,461	449,828	859,836
NET CHANGE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	140,989	(471,022)	650,044
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	342,139	813,161	163,117
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of quarter	$483,128	$342,139	$813,161
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$91,436	$20,068	$3,820
Income taxes paid	$6,843	$23,498	$8,759
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$2,418	$(2,959)	$(37)
Operating lease right-of-use assets	$1,747	$—	$41
Operating lease liabilities	$(1,747)	$—	$(41)
Transfer from loans to loans held for sale	$599,946	$152,546	$—
Adjustment to retained earnings - adoption of ASU 2016-13, net of deferred tax	$(734)	$—	$—
See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Description of Business and Summary of Significant Accounting Policies
Nature of operations - Coastal Financial Corporation (“Corporation” or “Company”) is a registered bank holding company whose wholly owned subsidiaries are Coastal Community Bank (“Bank”) and Arlington Olympic LLC. The Company is a Washington state corporation that was organized in 2003. The Bank was incorporated and commenced operations in 1997 and is a Washington state-chartered commercial bank and Federal Reserve System (“Federal Reserve”) state member bank. Arlington Olympic LLC was formed in 2021 and owns the Arlington branch site, which the Bank leases from the LLC.
The Company operates through the Bank and is headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. The Company’s business is conducted through three reportable segments: The community bank, CCBX and treasury & administration. The community bank offers a full range of banking services to small and medium-sized businesses, professionals, and individuals throughout the greater Puget Sound region through its 14 branches in Snohomish, Island and King Counties, the Internet, and its mobile banking application. The CCBX segment provides Banking as a Service (“BaaS”) that allows our broker dealers and digital financial service partners to offer their customers banking services. Through CCBX’s partners the Company is able to offer banking services and products across the nation. The treasury & administration segment includes treasury management, overall administration and all other aspects of the Company.
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
Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that its critical accounting estimates include determining the allowance for credit losses, the fair value of the Company’s financial instruments, and the valuation of deferred tax assets, financial instruments, and other fair value measurements. Actual results could differ significantly from those estimates.
Subsequent Events - The Company has evaluated events and transactions subsequent to December 31, 2023 for potential recognition or disclosure.
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
For available-for-sale debt securities, if fair value is below amortized cost, the security is considered impaired. When the Company does not intend to sell the debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, then the Company assesses the security for potential expected credit losses. Impairment related to a credit loss is measured using the discounted cash flow method. Credit loss recognition is limited to the fair value of the security. The impairment is recognized by establishing an ACL through provision for credit losses. Impairment related to noncredit factors is recognized in accumulated other comprehensive income, net of applicable taxes. The Company evaluates AFS security impairment on a quarterly basis.
For held-to-maturity debt securities, expected losses are evaluated and calculated on a collective basis for those securities which share risk characteristics. The Company aggregates similar securities and reports the security portfolio segments based on shared risk characteristics. The only segment included in the held-to-maturity portfolio are U.S. Agency Residential Mortgage Backed Securities which have an expected zero credit loss and were purchased for CRA purposes.
Other investments - Other investments on the balance sheet consists of direct equity investments in stock of the Federal Home Loan Bank of Des Moines (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), Pacific Coast Banker’s Bancshares, as well as investments in bank technology funds.
As a Federal Reserve member bank, the Bank is required to own stock in the FRB in an amount based on the Bank’s capital. The recorded amount of the FRB stock equals its fair value because the shares can only be redeemed by the FRB at their par value. The Bank’s investment in FRB stock was $4.8 million and $4.3 million at December 31, 2023 and 2022, respectively.
The Bank, as a member of the FHLB, is required to maintain an investment in capital stock of FHLB in an amount equal to 4.5% of advances outstanding, plus 0.06% of total assets from the prior fiscal year end. The recorded amount of FHLB stock equals its fair value because the shares can only be redeemed by FHLB at the $1 per share par value. The investment in FHLB stock was $1.9 million and $3.2 million at December 31, 2023 and 2022, respectively.
The investment in Pacific Coast Banker’s Bancshares (“PCBB”) stock consists of an equity security. This investment is carried at its cost of $100,000 at December 31, 2023 and 2022, which approximates its fair value.
The Company has the following equity investments which do not have a readily determinable fair value and are held at cost minus impairment if any, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer. This method will be applied until the investments do not qualify for the measurement election (e.g., if the investment has a readily determinable fair value). The Company will reassess at each reporting period whether the equity investments without a readily determinable fair value qualifies to be measured at cost minus impairment. These equity investments without a readily determined fair value include:
•The Company has a $2.2 million equity interest in a specialized bank technology company as of December 31, 2023 and December 31, 2022 .
•The Company has a $350,000 equity interest in a technology company as of the years ended December 31, 2023 and December 31, 2022.

•The Company contributed $50,000 to a technology company during the year ended December 31, 2023, there was no equity ownership as of December 31, 2022.
The following table shows the activity in equity investments without a readily determinable fair value for the dates shown:

	For the Twelve Months Ended December 31,
(dollars in thousands)	2023	2022	2021
Carrying value, beginning of period	$2,572	$2,322	850
Purchases	50	350	—
Observable price change	—	(100)	1,472
Carrying value, end of period	$2,622	$2,572	$2,322
The Company has invested in funds that are accelerating technology for adoption by banks. These equity investments are held at fair value, as reported by the funds. During the year ended December 31, 2023, the Company contributed $74,500 with investment funds designed to help accelerate technology adoption at banks, and recognized net gains of $278,000, resulting in an equity interest of $809,000 at December 31, 2023. The Company has committed up to $653,000 in capital for these equity funds. One firm decided to wind down their technology fund and their fund balance decreased $176,000 in 2023, leaving $22,000 in that fund as of December 31, 2023.
The following table shows the activity in equity fund investments held at fair value for the dates shown:

	For the Twelve Months Ended December 31,
(dollars in thousands)	2023	2022	2021
Carrying value, beginning of period	$456	$160	—
Purchases/capital calls/capital returns, net	75	349	163
Net change recognized in earnings	278	(53)	(3)
Carrying value, end of period	$809	$456	$160
Loans and allowance for credit losses – Loans are stated at the principal amount outstanding less the allowance for credit losses and net of any deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the level yield methodology and a method that approximates the level yield methodology. Interest income on loans is recognized based upon the principal amounts outstanding.
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
For installment/closed-end, and revolving/open-end consumer loans originated through CCBX lending partners loans will accrue interest until 120 and 180 days past due, respectively, which is consistent with regulatory guidelines for consumer loans of this nature, and an allowance is recorded through provision expense for these expected losses. For installment/closed-end and revolving/open-end consumer loans originated through CCBX lending partners with balances outstanding beyond 120 days and 180 days, respectively, principal and capitalized interest outstanding is charged off against the allowance and accrued interest outstanding is reversed against interest income.
The allowance for credit losses is comprised of amounts charged against income in the form of the provision for credit losses, less charged-off loans, net of recoveries. When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged against the allowance for credit losses.  The existence of some or all of the following criteria will generally confirm that a loss has been incurred: (1) the loan is significantly delinquent and the borrower has not demonstrated the ability or intent to bring the loan current; (2) the Company has no recourse to the borrower or if it does, the borrower has insufficient assets to pay the debt; (3) the estimated fair value of the loan collateral is significantly below the current loan balance; and (4) there is little or no near-term prospect for improvement. Subsequent recoveries, if any, are credited to the allowance for credit losses.
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
Determining the amount of the allowance is considered a critical accounting estimate, as it requires significant judgment and the use of subjective measurements, including management’s assessment of overall portfolio quality. The Company maintains the allowance at an amount the Company believes is sufficient to provide for estimated losses expected to occur in the Company’s loan portfolio at each balance sheet date, and fluctuations in the provision for credit losses may result from management’s assessment of the adequacy of the allowance. Changes in these estimates and assumptions are possible and may have a material impact on the Company’s allowance, and therefore the Company’s financial position, liquidity or results of operations. The Company has elected to exclude accrued interest receivable from the amortized cost basis in its ACL calculation as accrued interest is written off in a timely manner when deemed uncollectible.
For more information and discussion related to the allowance for credit losses on loans, see “Note 4 - Loans and Allowance for Credit Losses” in the Consolidated Financial Statements.
In addition to the ACL on loans held for investment, CECL requires a balance sheet liability for expected losses on unfunded commitments, which is recognized if both the following conditions are met: (1) the Company has a present contractual obligation to extend credit; and (2) the obligation is not unconditionally cancellable by the Company. Loan commitments may have a funded and unfunded portion, of which the liability for unfunded commitments is derived based upon the commitments to extend credit to a borrower. The expected credit losses for funded portions are reported in the previously discussed ACL.
The unfunded commitments that are not unconditionally cancelable by the Company are allowed for using the same loss rate as the funded commitment applied against the estimated utilization of these commitments and the probability of funding.
Loans held-for-sale - During the year ended December 31, 2023, the Company transferred $599.9 million in CCBX loans receivable to loans held for sale. The loans sold to the originating partners are in accordance with partner agreements and are primarily sold for credit and concentration management. As of December 31, 2023 and 2022 there were no loans held for sale.
Community bank loans held-for-sale consist of the guaranteed portion of SBA loans and USDA loans the Company intends to sell after origination and are reflected at the lower of aggregate cost or fair value. Loans are generally sold with servicing of the sold portion retained by the Company when the sale of the loan occurs, the premium received is combined with the estimated present value of future cash flows on the related servicing asset and recorded as a gain on sale of loans in noninterest income. There were no loans held for sale at December 31, 2023 and 2022.
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
To determine the gain or loss on sale of loans, the Company’s investment in the loan is allocated among the retained portion of the loan, the servicing retained, and the sold portion of the loan, based on the relative fair market value of each portion. The gain or loss on the sold portion of the loan is based on the difference between the sale proceeds and the allocated investment in the sold portion of the loan. A discount is recorded against the carrying value of the retained portion of the loan to offset the decrease in the fair value allocation of said retained portion.
The Company retains the servicing on the sold guaranteed portion of SBA and USDA loans. The Company receives a fee for servicing the loan. The Company also retains the servicing on the sold guaranteed portion of Main Street Lending Program (“MSLP”) loans. The net deferred fee on the sold portion of the loan is recognized when sold. The Company does not retain the servicing on sold CCBX loans.
Reserve for unfunded commitments - The Company maintains a balance sheet liability for expected losses on unfunded commitments, which is recognized if both the following conditions are met: (1) the Company has a present contractual obligation to extend credit; and (2) the obligation is not unconditionally cancellable by the Company. Loan commitments may have a funded and unfunded portion, of which the liability for unfunded commitments is derived based upon the commitments to extend credit to a borrower. An estimate of expected credit losses is not established for unfunded portions of loan commitment that are unconditionally cancellable by the Company. The expected credit losses for funded portions are reported in the previously discussed ACL. The Company segments its unfunded commitment portfolio consistent with the ACL calculation, separating between unfunded lines and commitments to originate. The Company incorporates the probability of funding (i.e. estimate of utilization) for each segment and then utilizes the ACL loss rates for each segment on an aggregate basis to calculate the allowance for unfunded commitments. The reserve for unfunded commitments was $582,000 and $974,000 as of December 31, 2023 and 2022, respectively, and includes a reserve for community bank loans and CCBX loans.
Premises and equipment - Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method based upon the estimated useful lives of the assets. Asset lives range from three to thirty-nine years. Leasehold improvements are amortized over the expected term of the lease including options to extend which are reasonably certain to be exercised or the estimated useful life of the improvement, whichever is less.
The Company capitalizes internal and external costs related to internal-use software during the application development stage, including consulting costs and compensation expenses related to employees who devote time to the development of the projects. The Company records capitalized software development costs in premises and equipment in the Consolidated Balance Sheets. Costs incurred in preliminary stages of development activities and post implementation activities are expensed in the period incurred. The Company may also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Once the software is substantially complete and ready for its intended use, capitalization ceases and the asset is amortized straight line over its estimated useful life, which is typically three years.
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
Other real estate owned and repossessed assets - Other real estate owned and repossessed assets are foreclosed property held pending disposition and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. At foreclosure, if the fair value of the asset acquired less estimated selling costs is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Costs of significant property improvements that increase the value of the property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management, and a valuation allowance is established for subsequent declines, which are recorded as a charge to income, if necessary, to reduce the carrying value of the property to its fair value less estimated selling costs.
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
As of December 31, 2023 and 2022, the Company had no material unrecognized income tax benefits. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in other noninterest expense. There were no interest and penalties assessed on income taxes during 2023 or 2022.
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
Business Segments – For financial reporting purposes, the Company has three segments: The community bank, CCBX and treasury & administration. The community bank business is that of a traditional banking institution, gathering deposits and originating loans for portfolio in its market areas. The community bank offers a wide variety of deposit products to their customers. Lending activities include the origination of real estate, commercial and industrial, and consumer loans. Interest income on loans is the Company’s primary source of revenue, and is supplemented by interest income from investment securities, deposit service charges, and other service provided activities. The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has 21 partners as of December 31, 2023. The treasury & administration segment includes treasury management, overall administration and all other aspects of the Company. The performance of the Company is reviewed and monitored by the Company’s executive management on a daily basis and the Board of Directors reviews and monitors the performance of the Company at minimum, on a monthly basis. For additional information regarding the business segments, see Note 21.
Advertising costs - Advertising costs are expensed as incurred or over the period of the campaign/promotion. Advertising costs in the amount of $517,000 and $351,000 were expensed during the year ended December 31, 2023 and 2022, respectively.
Reclassifications - Certain amounts reported in prior years' consolidated financial statements may have been reclassified to conform to the current presentation with no effect on shareholders’ equity or net income.
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
The Company adopted ASC 326 using the modified retrospective method. Results for the reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The day one CECL adjustment for community bank loans included a reduction of $310,000 to the community bank allowance in the first quarter of 2023 and a reduction of $340,000 related to the community bank unfunded commitment reserve in the first quarter of 2023. This was offset by an increase to the CCBX allowance for $4.2 million in the same period. There was a CECL day one increase to the indemnification asset in the amount of $4.5 million due to the mirror image approach related to the credit enhancement for CCBX loans. Net, the day one impact for the Bank’s transition to CECL was an increase of $954,000 in the first quarter of 2023, which included an income tax impact of $220,000, resulting in an increase to retained earnings of $734,000, net of income taxes.
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
Implementation of ASU 2022-02 - On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings ("TDR") and Vintage Disclosures. The ASU eliminated the accounting guidance for TDR loans by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. This ASU was effective upon adoption of ASU 2016-13 and was applied on a prospective basis. See “Note 4 - Loans and Allowance for Credit Losses (“ACL”)” for more information on loans that were modified to borrowers experiencing financial difficulty during the twelve months ended months ended December 31, 2023.

Note 3 - Investment Securities
The following table summarizes the amortized cost, fair value, and allowance for credit losses and the corresponding amounts of gross unrealized gains and losses of available-for-sale securities recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses of held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands; unaudited)
December 31, 2023
Available-for-sale
U.S. Treasury securities	$99,996	$—	$(535)	$99,461	$—
U.S. Agency collateralized mortgage obligations	45	—	(2)	43	—
Total available-for-sale securities	100,041	—	(537)	99,504	—
Held-to-maturity
U.S. Agency residential mortgage-backed securities	50,860	467	(286)	51,041	—
Total investment securities	$150,901	$467	$(823)	$150,545	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2022
Available-for-sale
U.S. Treasury securities	$99,967	$—	$(2,952)	$97,015
U.S. Agency collateralized mortgage obligations	54	—	(3)	51
U.S. Agency residential mortgage-backed securities	1	—	—	1
Municipal bonds	250	—	—	250
Total available-for-sale securities	100,272	—	(2,955)	97,317
Held-to-maturity
U.S. Agency residential mortgage-backed securities	1,036	—	(120)	916
Total investment securities	$101,308	$—	$(3,075)	$98,233

The amortized cost and fair value of debt securities at December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers in mortgage backed securities or obligations may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are shown separately, since they are not due at a single maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
December 31, 2023
Amounts maturing in
One year or less	$99,996	$99,461	$—	$—
After one year through five years	—	—	—	—
	99,996	99,461	—	—
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	45	43	50,860	54,041
	$100,041	$99,504	$50,860	$54,041
Investment securities with amortized cost of $21.8 million and $37.8 million at December 31, 2023 and December 31, 2022 respectively, were pledged to secure public deposits and for other purposes as required or permitted by law and an additional $25.0 million in securities were pledged for borrowing lines at December 31, 2023, with no securities pledged for borrowing lines at December 31, 2022. During the year ended December 31, 2023, a total of 16 U.S. Agency mortgage backed securities were purchased for a total of $50.2 million, for CRA purposes during the year ended December 31, 2023.
There were no sales of investments during the year ended December 31, 2023 or December 31, 2022.
At December 31, 2023 and December 31, 2022, there were nine and six securities, respectively, in an unrealized loss position. The following table shows the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
December 31, 2023
Available-for-sale
U.S. Treasury securities	$—	$—	$99,461	$535	$99,461	$535
U.S. Agency collateralized mortgage obligations	—	—	43	2	43	2
Total available-for-sale securities	—	—	99,504	537	99,504	537
Held-to-maturity
U.S. Agency residential mortgage-backed securities	11,236	173	882	113	12,118	286
Total investment securities	$11,236	$173	$100,386	$650	$111,622	$823

Management has evaluated the above securities and does not believe that any individual unrealized loss as of December 31, 2023, will be recognized into income. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. Management believes there is a high probability of collecting all contractual amounts due, because the majority of the securities in the portfolio are backed by government agencies or government sponsored enterprises. However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one year time horizon or perhaps even until maturity. Based on management's analysis no allowance for credit losses was required on these securities.
Note 4 - Loans and Allowance for Credit Losses (“ACL”)
During the year ended December 31, 2023, $599.9 million in CCBX loans were transferred to loans held for sale, with $599.9 million in loans sold. A portion of these loans were sold at par and a portion were sold with a gain on sale of $253,000. Pricing is dependent upon the agreement with the partner. The Company sells CCBX loans to manage loan portfolio size by partner and by loan category. Partner loan limits are established and documented in the relevant partner agreement. As of December 31, 2023 and December 31, 2022, there were no loans held for sale.
The Company adopted the CECL methodology for measuring credit losses as of January 1, 2023. All disclosures as of and for the twelve months ended months ended December 31, 2023 are presented in accordance with Topic 326. The Company did not recast comparative financial periods and has presented those disclosures under previously applicable GAAP.
The composition of the loan portfolio is as follows as of the periods indicated:

December 31,
2023
(dollars in thousands)
Community Bank
Commercial and industrial loans	$149,502
Real estate loans:
Construction, land and land development loans	157,100
Residential real estate loans	225,391
Commercial real estate loans	1,303,533
Consumer and other loans:
Other consumer and other loans	1,628
Gross Community Bank loans receivable	1,837,154
CCBX
Commercial and industrial loans:
Capital call lines	$87,494
All other commercial & industrial loans	54,298
Real estate loans:
Residential real estate loans	238,035
Consumer and other loans:
Credit cards	505,837
Other consumer and other loans	310,574
Gross CCBX loans receivable	1,196,238
Total gross loans receivable	3,033,392
Net deferred origination fees and premiums	(7,300)
Loans receivable	$3,026,092

December 31,
2022
Consolidated	(dollars in thousands)
Commercial and industrial loans	$312,628
Real estate loans:
Construction, land, and land development	214,055
Residential real estate	449,157
Commercial real estate	1,048,752
Consumer and other loans	608,771
Gross loans receivable	2,633,363
Net deferred origination fees and premiums	(6,107)
Loans receivable	$2,627,256
Accrued interest on loans, which is excluded from the balances in the preceding table of loans receivable, was $25.6 million and $17.0 million at December 31, 2023 and December 31, 2022, respectively, and was included in accrued interest receivable on the Company's consolidated balance sheets.
Included in commercial and industrial loans is $87.5 million and $146.0 million in capital call lines, as of December 31, 2023 and December 31, 2022, respectively, provided to venture capital firms through one of our BaaS clients. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every line. Also included in commercial and industrial loans are Paycheck Protection Program (“PPP”) loans of $3.0 million and $4.7 million at December 31, 2023 and December 31, 2022, respectively. PPP loans are 100% guaranteed by the SBA.
Consumer and other loans includes overdrafts of $2.8 million and $2.7 million at December 31, 2023 and December 31, 2022, respectively. Community bank overdrafts were $255,000 and $94,000 at December 31, 2023 and December 31, 2022, respectively and CCBX overdrafts were $2.5 million and $2.6 million at December 31, 2023 and December 31, 2022, respectively.
The Company has pledged loans totaling $1.01 billion and $220.1 million at December 31, 2023 and December 31, 2022, respectively, for borrowing lines at the FHLB and FRB.
The balance of SBA and USDA loans and participations serviced for others totaled $8.7 million and $14.3 million at December 31, 2023 and December 31, 2022, respectively.
The balance of MSLP loans participated and serviced for others totaled $53.4 million and $58.0 million at December 31, 2023 and December 31, 2022, respectively, with $2.8 million and $3.1 million outstanding and included in commercial and industrial loans as of December 31, 2023 and December 31, 2022, respectively.
The Company, through the community bank, at times, purchases individual loans at fair value as of the acquisition date. The Company held purchased loans with remaining balances totaled $8.1 million and $9.6 million as of December 31, 2023 and December 31, 2022, respectively. Unamortized premiums totaled $154,000 and $167,000 as of December 31, 2023 and December 31, 2022, respectively, and are amortized into interest income over the life of the loans. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan.
The Company, through the community bank, has purchased participation loans with remaining balances totaling $53.5 million and $63.9 million as of December 31, 2023 and December 31, 2022, respectively. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan.
The Company, through the community bank, purchased loans from CCBX partners, at par, through agreements with those CCBX partners, and those loans had a remaining balance of $46.5 million as of December 31, 2023 and $157.4 million as of December 31, 2022. As of December 31, 2023, $40.2 million is included in consumer and other loans and $6.3 million is included in commercial and industrial loans, compared to $146.1 million in consumer and other loans and $11.3 million in commercial and industrial loans as of December 31, 2022.

The following is a summary of the Company’s loan portfolio segments:
Commercial and industrial loans - Commercial and industrial loans are secured by business assets including inventory, receivables and machinery and equipment of businesses located generally in the Company’s primary market area and capital calls on venture and investment funds. Also included in commercial and industrial loans are $54.3 million in unsecured loans originated through CCBX partners as of December 31, 2023, compared to $14.9 million as of December 31, 2022. Loan types in this segment include PPP loans, revolving lines of credit, term loans, and loans secured by liquid collateral such as cash deposits or marketable securities. In addition, included in commercial and industrial loans are loans to other financial institutions. Additionally, the Company issues letters of credit on behalf of its customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.
For the year ended December 31, 2023, $87.5 million in CCBX capital call lines are included in commercial and industrial loans compared to $146.0 million at December 31, 2022. Capital call lines are provided to venture capital firms. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every line/loan.
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
As of December 31, 2023, $238.0 million in loans originated through CCBX partners are included in residential real estate loans, compared to $244.6 million at December 31, 2022. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card. Home equity lines of credit are classified as residential real estate per regulatory guidelines.
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
As of December 31, 2023 $816.4 million in CCBX loans are included in consumer and other loans, compared to $607.0 million at December 31, 2022.

Past due and Nonaccrual Loans
The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
December 31, 2023
Community Bank
Commercial and industrial loans	$—	$—	$—	$149,502	$149,502	$—
Real estate loans:
Construction, land and land development	—	—	—	157,100	157,100	—
Residential real estate	44	—	44	225,347	225,391	—
Commercial real estate	—	7,145	7,145	1,296,388	1,303,533	—
Consumer and other loans	2	—	2	1,626	1,628	—
Total community bank	$46	$7,145	$7,191	$1,829,963	$1,837,154	$—
CCBX
Commercial and industrial loans:
Capital call lines	$—	$—	$—	$87,494	$87,494	$—
All other commercial & industrial loans	3,433	2,086	5,519	48,779	54,298	2,086
Real estate loans:
Residential real estate loans	3,198	1,115	4,313	$233,722	$238,035	1,115
Consumer and other loans:
Credit cards	28,383	34,835	63,218	$442,619	$505,837	34,835
Other consumer and other loans	29,645	8,488	38,133	272,441	310,574	8,488
Total CCBX	$64,659	$46,524	$111,183	$1,085,055	$1,196,238	$46,524
Total Consolidated	$64,705	$53,669	$118,374	$2,915,018	3,033,392	$46,524
Less net deferred origination fees and premiums					(7,300)
Loans receivable					$3,026,092

Consolidated	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2022
Commercial and industrial loans	$393	$486	$879	$311,749	$312,628	$404
Real estate loans:
Construction, land and land development	—	66	66	213,989	214,055	—
Residential real estate	1,016	876	1,892	447,265	449,157	876
Commercial real estate	95	6,901	6,996	1,041,756	1,048,752	—
Consumer and other loans	37,932	24,815	62,747	546,024	608,771	24,815
	$39,436	$33,144	$72,580	$2,560,783	$2,633,363	$26,095
Less net deferred origination fees and premiums					(6,107)
Loans receivable					$2,627,256
There were $46.5 million in loans past due 90 days or more and still accruing interest as of December 31, 2023, and $26.1 million as of December 31, 2022. The increase is attributed to loans originated through CCBX lending partners which continue to accrue interest up to 180 days past due.
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

An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	December 31,		December 31,
	2023		2022
	Total Nonaccrual	Nonaccrual with No ACL	Total Nonaccrual
	(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$—	$—	$113
Real estate loans:
Construction, land and land development	—	—	66
Residential real estate	170	170	—
Commercial real estate	7,145	7,145	6,901
Consumer and other loans	—	—	—
Total nonaccrual loans	$7,315	$7,315	$7,080

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
In January 2023, the Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminated the accounting guidance for TDRs while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis.
No loans were modified for community bank borrowers experiencing financial difficulty in the twelve months ended months ended December 31, 2023.
The following table presents the CCBX loans at December 31, 2023 that were both experiencing financial difficulty and were modified during the year ended December 31, 2023 by class and by type of modification. The percentage of the loans that were modified to borrowers in financial distress as compared to the total of each class of loans is also presented below.

	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Principal Forgiveness, Payment Delay & Term Extension	Total	Total Class of Financing Receivable
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$1,247	$—	$27	$18	$1,292	2.38%
Consumer and other loans:
Credit cards	1	—	4,201	—	—	4,202	0.83
Other consumer and other loans	—	13,571	—	3,838	2,846	20,255	6.52
Total	$1	$14,818	$4,201	$3,865	$2,864	$25,749	0.85%
The Company has committed to lend additional amounts totaling $320,000 to the borrowers included in the previous table.
The performance of loans modified is monitored to understand the effectiveness of the modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$268	$219	$487
Consumer and other loans:
Credit cards	1,747	1,436	3,183
Other consumer and other loans	3,436	716	4,152
Total CCBX	$5,451	$2,371	$7,822
The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2023:

	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	—%	0.9
Real estate loans:
Residential real estate loans	42	—	n/a
Consumer and other loans:
Credit cards	—	20.5	n/a
Other consumer and other loans	—	—	0.8
Total CCBX	$42	20.5%	0.8
The following table presents the total of loans that had a payment default during the year ended December 31, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Principal Forgiveness, Payment Delay & Term Extension	Total
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$487	$—	$5	$—	$492
Consumer and other loans:
Credit cards	—	3,924	—	—	3,924
Other consumer and other loans	3,155	—	1,143	619	4,917
Total	$3,642	$3,924	$1,148	$619	$9,333
Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the loan balance is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.
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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. As of December 31, 2023 and December 31, 2022, based on the most recent analysis performed, the risk category of community bank loans by year of origination is as follows:

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands)
As of December 31, 2023
Commercial and industrial loans
Risk rating
Pass	$15,882	$56,428	$15,566	$10,044	$12,429	$1,442	$33,412	$1,020	$146,223
Other Loan Especially Mentioned	—	—	—	111	—	—	3,168	—	$3,279
Substandard	—	—	—	—	—	—	—	—	$—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - All other commercial and industrial loans	$15,882	$56,428	$15,566	$10,155	$12,429	$1,442	$36,580	$1,020	$149,502
Current period gross write-offs	$—	$—	$—	$—	$—	$46	$—	$—	$46

Real estate loans - Construction, land and land development loans
Risk rating
Pass	$75,129	$49,275	$20,811	$2,859	$914	$1,598	$—	$—	$150,586
Other Loan Especially Mentioned	—	—	3,589	2,325	—	—	—	—	$5,914
Substandard	—	—	—	—	—	—	600	—	$600
Doubtful	—	—	—	—	—	—	—	—	$—
Total real estate loans - Construction, land and land development loans	$75,129	$49,275	$24,400	$5,184	$914	$1,598	$600	$—	$157,100
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands)
As of December 31, 2023
Real estate loans - Residential real estate loans
Risk rating
Pass	$32,352	$41,362	$39,137	$30,259	$31,982	$22,429	$24,396	$18	$221,935
Other Loan Especially Mentioned	—	1,098	2,020	28	—	40	100	—	$3,286
Substandard	—	—	—	—	—	—	—	170	$170
Doubtful	—	—	—	—	—	—	—	—	$—
Total real estate loans - Residential real estate loans	$32,352	$42,460	$41,157	$30,287	$31,982	$22,469	$24,496	$188	$225,391
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate loans - Commercial real estate loans
Risk rating
Pass	$244,169	$303,329	$222,287	$144,602	$126,437	$233,482	$7,509	$1,719	$1,283,534
Other Loan Especially Mentioned	—	3,257	5,891	171	506	2,099	100	—	$12,024
Substandard	—	—	—	924	6,900	—	151	—	$7,975
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Commercial real estate loans	$244,169	$306,586	$228,178	$145,697	$133,843	$235,581	$7,760	$1,719	$1,303,533
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans - Other consumer and other loans
Risk rating
Pass	$323	$272	$5	$679	$38	$164	$147	$—	$1,628
Other Loan Especially Mentioned	—	—	—	—	—	—	—	—	$—
Substandard	—	—	—	—	—	—	—	—	$—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans - Other consumer and other loans	$323	$272	$5	$679	$38	$164	$147	$—	$1,628
Current period gross write-offs	$18	$—	$—	$—	$—	$—	$—	$—	$18

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands)
As of December 31, 2023
Total community bank loans receivable
Risk rating
Pass	$367,855	$450,666	$297,806	$188,443	$171,800	$259,115	$65,464	$2,757	$1,803,906
Other Loan Especially Mentioned	—	4,355	11,500	2,635	506	2,139	3,368	—	$24,503
Substandard	—	—	—	924	6,900	—	751	170	$8,745
Doubtful	—	—	—	—	—	—	—	—	—
Total community bank loans	$367,855	$455,021	$309,306	$192,002	$179,206	$261,254	$69,583	$2,927	$1,837,154
Current period gross write-offs	$18	$—	$—	$—	$—	$46	$—	$—	$64
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
	(dollars in thousands)
As of December 31, 2023
Commercial and industrial loans - Capital call lines
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$87,494	$—	$87,494
Nonperforming	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - Capital call lines	$—	$—	$—	$—	$—	$—	$87,494	$—	$87,494
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans - All other commercial and industrial loans
Payment performance
Performing	$42,267	$6,835	$9	$11	$—	$—	$3,090	$—	$52,212
Nonperforming	1,333	277	—	—	—	—	476	—	2,086
Total commercial and industrial loans - All other commercial and industrial loans	$43,600	$7,112	$9	$11	$—	$—	$3,566	$—	$54,298
Current period gross write-offs	$3,848	$2,502	$15	$16	$—	$—	$224	$—	$6,605

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands)
As of December 31, 2023

Real estate loans - Residential real estate loans
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$212,435	$24,485	$236,920
Nonperforming	—	—	—	—	—	—	1,115	—	1,115
Total real estate loans - Residential real estate loans	$—	$—	$—	$—	$—	$—	$213,550	$24,485	$238,035
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$4,641	$—	$4,641

Consumer and other loans - Credit cards
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$469,049	$1,953	$471,002
Nonperforming	—	—	—	—	—	—	33,655	1,180	34,835
Total consumer and other loans - Credit cards	$—	$—	$—	$—	$—	$—	$502,704	$3,133	$505,837
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$61,358	$—	$61,358

Consumer and other loans - Other consumer and other loans
Payment performance
Performing	$216,024	$50,732	$6,888	$98	$418	$317	$27,609	$—	$302,086
Nonperforming	4,229	3,074	477	—	7	10	691	—	8,488
Total consumer and other loans - Other consumer and other loans	$220,253	$53,806	$7,365	$98	$425	$327	$28,300	$—	$310,574
Current period gross write-offs	$17,815	$43,115	$11,574	$84	$346	$217	$6,178	$—	$79,329

Total CCBX loans receivable
Payment performance
Performing	$258,291	$57,567	$6,897	$109	$418	$317	$799,677	$26,438	$1,149,714
Nonperforming	5,562	3,351	477	—	7	10	35,937	1,180	46,524
Total CCBX loans	$263,853	$60,918	$7,374	$109	$425	$327	$835,614	$27,618	$1,196,238
Current period gross write-offs	$21,663	$45,617	$11,589	$100	$346	$217	$72,401	$—	$151,933

Loans by credit quality risk ratings are as follows as of the periods indicated:

Consolidated	Pass	Other Loans Especially Mentioned	Sub- Standard	Doubtful	Total
	(dollars in thousands)
December 31, 2022
Commercial and industrial loans	$304,840	$7,219	$569	$—	$312,628
Real estate loans:
Construction, land, and land development	206,304	7,685	66	—	214,055
Residential real estate	448,185	96	876	—	449,157
Commercial real estate	1,030,650	11,201	6,901	—	1,048,752
Consumer and other loans	583,956	—	24,815	—	608,771
	$2,573,935	$26,201	$33,227	$—	2,633,363
Less net deferred origination fees					(6,107)
Loans receivable					$2,627,256

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
CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by reimbursing most losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans and reclassified negative deposit accounts. When the provision for CCBX credit losses and provision for unfunded commitments are recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements). Expected losses are recorded in the allowance for credit losses. The credit enhancement asset is reduced when credit enhancement payments are received from the CCBX partner or taken from the partner's cash reserve account. CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by reimbursing the Bank for the losses. If the partner is unable to fulfill its contracted obligations then the Bank could be exposed to the loss of the reimbursement and credit enhancement income. In accordance with the program agreement for one CCBX partner, the Company is responsible for credit losses on approximately 10% of a $288.1 million loan portfolio that are without credit enhancement reimbursements. At December 31, 2023, 10% of this portfolio represented $29.1 million in loans. The partner is responsible for reimbursing credit losses on approximately 90% of this portfolio and for fraud losses on 100% of this portfolio. The Company earns 100% of the interest income on the aforementioned $29.1 million of loans.

The following tables summarize the allocation of the ACL, as well as the activity in the ACL attributed to various segments in the loan portfolio, as of and for the year ended December 31, 2023 and the allocation and activity of the loans and allowance for loan losses ("ALLL ") attributed to the various segments in the loan portfolio for the year ended December 31, 2022:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Twelve Months Ended December 31, 2023
ALLL balance, December 31, 2022	$4,831	$7,425	$4,142	$5,470	$50,996	$1,165	$74,029
Impact of adopting CECL (ASC 326)	1,428	(1,589)	1,623	1,240	2,315	(1,165)	$3,852
Provision for credit losses or (recapture)	9,264	550	11,921	731	161,577	—	184,043
	15,523	6,386	17,686	7,441	214,888	—	261,924
Loans charged-off	(6,651)	—	(4,641)	—	(140,705)	—	(151,997)
Recoveries of loans previously charged-off	5	—	4	—	7,022	—	7,031
Net charge-offs	(6,646)	—	(4,637)	—	(133,683)	—	(144,966)
ACL balance, December 31, 2023	$8,877	$6,386	$13,049	$7,441	$81,205	$—	$116,958

Twelve Months Ended December 31, 2022
ALLL Balance, December 31, 2021	$3,221	$6,984	$4,598	$6,590	$7,092	$147	$28,632
Provision for credit losses or (recapture)	2,125	441	(4)	(1,120)	76,604	1,018	79,064
	5,346	7,425	4,594	5,470	83,696	1,165	107,696
Loans charged-off	(555)	—	(452)	—	(32,742)	—	(33,749)
Recoveries of loans previously charged-off	40	—	—	—	42	—	82
Net charge-offs	(515)	—	(452)	—	(32,700)	—	(33,667)
ALLL Balance, December 31, 2022	$4,831	$7,425	$4,142	$5,470	$50,996	$1,165	$74,029

Twelve Months Ended December 31, 2021
ALLL balance, December 31, 2020	$3,353	$3,545	$3,410	$7,810	$127	$1,017	$19,262
Provision for credit losses or (recapture)	23	3,439	1,267	(1,220)	7,276	(870)	9,915
	3,376	6,984	4,677	6,590	7,403	147	29,177
Loans charged-off	(222)	—	(79)	—	(339)	—	(640)
Recoveries of loans previously charged-off	67	—	—	—	28	—	95
Net charge-offs	(155)	—	(79)	—	(311)	—	(545)
ALLL balance, December 31, 2021	$3,221	$6,984	$4,598	$6,590	$7,092	$147	$28,632

The following table presents the collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	Real Estate	Business Assets	Total	ACL
	(dollars in thousands; unaudited)
December 31, 2023
Real estate loans:
Residential real estate	$170	$—	$170	$—
Commercial real estate	7,145	—	7,145	—
Total	$7,315	$—	$7,315	$—
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
The following tables summarize the average recorded investment and interest income recognized on impaired loans by loan class for the period indicated:

	Twelve Months Ended
	December 31, 2022		December 31, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial and industrial loans	$121	$—	$498	$—
Real estate loans:
Construction, land and land development	40	—	—	—
Residential real estate	32	—	143	—
Commercial real estate	1,395	—	—	—
Total	$1,588	$—	$641	$—

Note 5 – Premises and Equipment
The investment in premises and equipment consisted of the following at December 31:

	2023	2022
	(dollars in thousands)
Land	$3,599	$3,599
Buildings	11,780	11,745
Leasehold Improvements	5,038	4,049
Furniture	2,308	2,479
Equipment	5,587	5,691
Software	5,806	1,765
Projects in process	120	138
	34,238	29,466
Less accumulated depreciation and amortization	(12,148)	(11,253)
Premises and equipment, net	$22,090	$18,213
Depreciation and amortization on premises and equipment charged to expense totaled $2.3 million and $1.8 million for the years ended December 31, 2023 and 2022, respectively.
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
The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating lease liabilities at the inception of the lease. The weighted average discount rate of operating lease liabilities at December 31, 2023 was 4.0%.
The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantees.
Operating leases with original terms of 12 months or less are not included in ROU assets and operating lease liabilities recorded in our consolidated balance sheets. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis. At December 31, 2023, lease expiration dates ranged from less than two months to 21.2 years, with additional renewal options on certain leases typically ranging from 5 to 10 years. At December 31, 2023, the dollar weighted average remaining lease term for the Company’s operating leases was 9.0 years.
Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $1.2 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following sets forth, as of December 31, 2023, the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew:

(dollars in thousands)	December 31, 2023
2024	$1,016
2025	974
2026	977
2027	913
2028	692
2029 and thereafter	2,763
Total lease payments	7,335
Less: amounts representing interest	1,211
Present value of lease liabilities	$6,124
Office space at a small number of branches is leased and sub-leased to a few tenants on month-to-month and multi-year leases. Lease and sublease income was $205,000 and $157,000 for 2023 and 2022, respectively.
The following table presents the components of total lease expense and operating cash flows for the year ended December 31, 2023:

	For the Year Ended
(dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Lease expense:
Operating lease expense	$1,074	$1,281	$1,283
Variable lease expense	236	193	148
Total lease expense (1)	$1,310	$1,474	$1,431
Cash paid:
Cash paid reducing operating lease liabilities	$1,334	$1,473	$1,419
(1)Included in net occupancy expense in the Consolidated Statements of Income.
Note 7 - Deposits
The composition of consolidated deposits consisted of the following at the periods indicated:

(dollars in thousands)	December 31, 2023	December 31, 2022
	(dollars in thousands)
Demand, noninterest bearing	$625,202	$775,012
NOW and money market	2,640,240	1,804,399
Savings	76,562	107,117
Brokered deposits	1	101,546
Time deposits less than $250,000	13,917	21,942
Time deposits $250,000 and over	4,441	7,505
Total deposits	$3,360,363	$2,817,521

The following table presents the maturity distribution of time deposits as of December 31, 2023:

(dollars in thousands)
Twelve months	$13,999
One to two years	2,490
Two to three years	1,119
Three to four years	100
Four to five years	650
Thereafter	—
$18,358
Included in total deposits is $340.1 million in IntraFi network reciprocal NOW and money market sweep accounts as of December 31, 2023, which provides our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.
Note 8 – Federal Home Loan Bank Advances and Other Borrowings
At December 31, 2023 and December 31, 2022 the Company had no overnight or term FHLB advances. FHLB advances are secured by a blanket pledge of eligible collateral including first lien single family and multi-family mortgages with a carrying value of $321.5 million and $175.1 million at December 31, 2023 and 2022, respectively. The Company has available borrowing capacity of an additional $204.6 million from FHLB at December 31, 2023, subject to certain collateral requirements and with interest at then stated rate.
The following table provides details on FHLB advance borrowings for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Maximum amount outstanding at any month-end during period:	$—	$—
Average outstanding balance during period:	$1	$6,029
Weighted average interest rate during period:	5.60%	1.13%
Balance outstanding at end of period:	$—	$—
Weighted average interest rate at end of period:	—%	—%
The Company has established a $50.0 million unsecured line of credit with interest payable at the then-stated rate, with PCBB, which expires in June 2024. There were no borrowings on this line at December 31, 2023 or 2022.
The Company has established a Borrower-in-Custody (“BIC”) arrangement with the FRB, which is secured by eligible loans, with interest payable at the then-stated rate. At December 31, 2023, the Company had pledged commercial real estate loans totaling $685.7 million, which provided available borrowing capacity of $435.5 million. At December 31, 2022, the Company had pledged commercial real estate loans totaling $45.0 million, which provided available borrowing capacity of $26.7 million. There were no borrowings outstanding on this line of credit at December 31, 2023 or 2022.

Note 9 – Subordinated Debt
At December 31, 2023 and 2022, the Company’s subordinated debt was as follows:

	Aggregate Principal Amount December 31, 2023	Aggregate Principal Amount December 31, 2022
	(dollars in thousands)
Total liability, at par	$45,000	$45,000
Less: unamortized debt issuance costs	(856)	(1,001)
Total liability, at carrying value	$44,144	$43,999
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
Subordinated debt interest expense of $2.4 million and $1.2 million was recognized during 2023 and 2022, respectively, and accrued interest payable on these notes totaled $515,000 and $535,000 at December 31, 2023 and 2022, respectively.
Note 10 – Junior Subordinated Debentures
At December 31, 2023 and 2022, the Company’s junior subordinated debentures were as follows:

Coastal (WA) Statutory Trust I	Aggregate Principal Amount December 31, 2023	Aggregate Principal Amount December 31, 2022
	(dollars in thousands)
Total liability, at par	$3,609	$3,609
Less: unamortized debt issuance costs	(19)	(21)
Total liability, at carrying value	$3,590	$3,588
On December 15, 2004, the Company issued $3.6 million floating rate junior subordinated debentures to Coastal (WA) Statutory Trust I, which was formed for the issuance of trust preferred securities. Prior to June 30, 2023, the debentures bore interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. Beginning with rate adjustments subsequent to June 30, 2023, the rate is based off three-month CME Term SOFR plus 0.26%. The effective rate as of December 31, 2023 and December 31, 2022 was 7.75% and 6.87%, respectively. Interest is payable quarterly. Interest expense of $271,000 and $143,000 was recognized during 2023 and 2022, respectively, and accrued interest payable on these securities totaled $13,000 and $12,000 at December 31, 2023 and 2022, respectively. There are no principal payments due on these debentures in the next five years.
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

Note 11 –Income Taxes
The components of the income tax for the Company consisted of the following at December 31:

	2023	2022	2021
	(dollars in thousands)
Current tax expense	$(1,325)	$21,014	$10,383
Deferred tax benefit	13,879	(11,018)	(3,011)
Total tax expense	$12,554	$9,996	$7,372

At December 31, 2023 the current net income tax receivable was $9.1 million and at December 31, 2022 the net income tax receivable was $1.3 million.
The significant change in current and deferred tax expense from 2022 to 2023 is related to the Company filing income tax refund claims related to the tax treatment of the credit enhancement recovery.
A reconciliation of the income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to the income before income taxes is as follows for the year ended December 31:

	2023		2022		2021
	(dollars in thousands)
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax at statutory rate	$11,998	21.0%	$10,630	21.0%	$7,219	21.0%
State income taxes	1,275	2.2	523	1.0	256	0.7
Excess executive compensation	145	0.3	128	0.3	58	0.1
Bank owned life insurance earnings	(39)	(0.1)	(76)	(0.2)	(36)	(0.1)
Effect of tax-exempt interest income	(77)	(0.1)	(84)	(0.2)	(100)	(0.3)
Stock-based compensation	(728)	(1.3)	(987)	(1.9)	(43)	(0.1)
Other	(20)	—	(138)	(0.3)	18	0.1
	$12,554	22.0%	$9,996	19.7%	$7,372	21.4%
The Company did not record or accrue any interest and penalties related to income taxes for the years ended December 31, 2023 or 2022. The Company and Bank have entered into a tax allocation agreement, which provides that income taxes shall be allocated between the parties on a monthly basis. The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

The net deferred tax asset consists of the following temporary differences and carryforward items at December 31:

	2023	2022
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$27,244	$17,076
Lease liability	1,431	1,212
Stock based compensation	983	630
Accrued expenses	755	708
Deferred compensation	112	142
Net unrealized loss on available-for-sale securities	69	621
Other	544	522
Total deferred tax assets	31,138	20,911

Deferred tax liabilities:
Credit enhancement recovery	(25,030)	-
Right of use asset	(1,386)	(1,162)
Depreciation and amortization	(693)	(977)
Other	(223)	(314)
Total deferred tax liabilities	(27,332)	(2,453)
Net deferred tax asset	$3,806	$18,458
The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is regularly assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon its analysis of available evidence, including recent profitability, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of December 31, 2023 will be fully realized and therefore no valuation allowance was recorded. CCBX partners reimburse the Bank for credit losses on loans covered by credit enhancements, therefore the credit enhancement recovery deferred tax liability partially offsets the allowance for credit losses deferred tax asset.
At December 31, 2023, the Company had no federal net operating loss carryforwards or tax credit carryforwards. The Company files federal and various state income tax returns. Federal tax returns for the 2020 tax year and later are open for examination. The total amount of unrecognized tax benefits, including interest and penalties, at December 31, 2023 was not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.
Note 12 – Related Party Transactions
During 2023 and 2022, the Company had transactions made in the ordinary course of business with certain of its executive officers and directors. All loans included in such transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

A summary of loan transactions follows:

	2023	2022
	(dollars in thousands)
Beginning Balance January 1	$13,427	$7,976
Additions	—	10,296
Payments	(384)	(4,845)
Ending Balance December 31	$13,043	$13,427
The Company held deposits of $4.0 million and $5.5 million from directors, principal shareholders and executive officers at December 31, 2023 and 2022, respectively. All deposits included in such transactions were made on substantially the same terms, including interest rate, as those prevailing at the time for comparable transactions with other persons.
The Company obtains legal services from Adams and Duncan, Inc. P.S., a law firm in which one of the Company’s directors is a partner. The services provided include general legal counsel and specialized CCBX agreement counsel. The Company also uses other law firms for legal counsel and specialties such as regulatory and SEC counsel. For fiscal year ended December 31, 2023 and 2022, total payments for legal services were $1.0 million and $864,000, respectively.
The Company leased one facility from a related party in 2023 and 2022. The Everett branch facility is leased from a group of investors, one of which was a director until he retired from the board in May 2023. The Everett lease originated in 1997 and has been extended multiple times. The current lease is through March 2034. Monthly rent under the Everett lease was $46,000 through March 2023 and decreased to $19,000 a month beginning in May 2023, due to a lower lease rate and a reduction in the square footage leased; rent for April of 2023 was a blended rate. Rents paid during 2023 and 2022 for the related party Everett lease totaled $316,000 and $546,000, respectively.
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

At December 31, 2023 and 2022, the Company had a reserve for unfunded commitments of $582,000 and $974,000, respectively, included in other liabilities on the consolidated balance sheet.
The following table presents commitments associated with outstanding commitments to extend credit, standby and commercial letters of credit and equity investment commitments as of the periods indicated:

(dollars in thousands; unaudited)	2023	2022
Commitments to extend credit:
Commercial and industrial loans	$86,134	$81,568
Commercial and industrial loans - capital call lines	608,837	772,732
Construction – commercial real estate loans	92,709	109,715
Construction – residential real estate loans	20,825	32,827
Residential real estate loans	465,887	374,735
Commercial real estate loans	54,289	35,024
Consumer and other loans	1,015,738	793,563
Total commitments to extend credit	$2,344,419	$2,200,164
Standby letters of credit	$1,096	$3,064
Equity investment commitment	$653	$988
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commercial and industrial loan commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer. The type of collateral held varies but may include accounts receivable, inventory, property and equipment, and income- producing commercial properties. As of December 31, 2023, $1.63 billion of the $2.34 billion in total commitments to extend credit were unconditionally cancelable.
Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. No losses were incurred in 2023 or 2022 under these commitments.
Commitments to extend credit on CCBX loans are included in the table above and are summarized below:

(dollars in thousands; unaudited)	2023	2022
Commitments to extend credit:
Commercial and industrial loans	$9,144	$952
Commercial and industrial loans - capital call lines	608,837	772,732
Residential real estate loans	418,761	329,193
Consumer and other loans	1,015,156	792,447
Total commitments to extend credit	$2,051,898	$1,895,324
As of December 31, 2023, $1.63 billion in CCBX commitments to extend credit are unconditionally cancelable, compared to $1.57 billion at December 31, 2022. The increase in unconditionally cancelable commitments is attributed to growth in CCBX loans. Commitments that are unconditionally cancelable allow us to better manage loan growth, credit concentrations and liquidity. We also limit CCBX partners to a maximum aggregate customer loan balance originated and held on our balance sheet, as shown in the table below.

(dollars in thousands; unaudited)	Type of Lending	Maximum Portfolio Size
Commercial and industrial loans:
Capital call lines	Business - Venture Capital	$350,000
All other commercial & industrial loans	Business - Small Business	305,905
Real estate loans:
Home equity lines of credit	Home Equity - Secured Credit Cards	375,000
Consumer and other loans:
Credit cards	Credit Cards - Primarily Consumer	756,614
Installment loans	Consumer	933,374
Other consumer and other loans	Consumer - Secured Credit Builder & Unsecured consumer	709,108
		3,430,001
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
Note 14 – Concentration of Credit Risk
Most of the community bank’s business activity is with customers who are concentrated in the state of Washington. Investments in municipal securities involve governmental entities within the state. Generally, amounts placed or invested in bank accounts are insured by the FDIC up to $250,000 per depositor for each account ownership category at a bank. Uninsured deposits in bank accounts held by the Company and Bank at December 31, 2023 and 2022, totaled $6.3 million and $45.4 million, respectively. Loans to the same borrower are generally limited, by state banking regulations, to 20% of the Bank’s capital and surplus. The Company manages asset quality and controls credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Company regularly utilizes real estate as collateral to reduce the risk of credit loss in the loan portfolio. As of December 31, 2023 and 2022, the Company has a concentration of credit in commercial real estate. Commercial real estate loans are typically secured by the Bank’s first lien position on the subject property. Standby letters of credit were granted primarily to commercial borrowers.
Note 15 - Stock-Based Compensation
Stock Options and Restricted Stock
The 2018 Coastal Financial Corporation Omnibus Plan (“2018 Plan”) authorizes the Company to grant awards, including but not limited to, stock options, restricted stock units, and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. On May 24, 2021, the Company’s shareholders approved the First Amendment to the 2018 Plan, which increased the authorized plan shares by 600,000. The 2018 Plan replaces both the 2006 Plan and the Directors’ Stock Bonus Plan (“2006 Plan”). Existing awards will vest under the terms granted and no further awards will be granted under these prior plans. Shares available to be granted under the 2018 plan were 433,644 at December 31, 2023.
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

There were no new options granted in the year ended December 31, 2023.
A summary of stock option activity under the Company’s Plan during the year ended December 31, 2023:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts)
Outstanding at December 31, 2022	438,103	$8.79	4.1	$16,968
Granted	—	$—
Exercised	(83,134)	$7.43
Expired	—	$—
Forfeited	—	$—
Outstanding at December 31, 2023	354,969	$9.11	3.3	$12,531
Vested or expected to vest at December 31, 2023	354,969	$9.11	3.3	$12,531
Exercisable at December 31, 2023	181,820	$8.62	2.9	$6,508
The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the year ended December 31, 2023 was $2.7 million. The intrinsic value of options exercised during the year ended December 31, 2022 was $10.3 million.
As of December 31, 2023, there was $804,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. Total unrecognized compensation costs is adjusted for unvested forfeitures. The Company expects to recognize that cost over a weighted-average period of approximately 3.8 years. Compensation expense recorded related to stock options was $319,000 and $331,000 for the years ended December 31, 2023 and 2022, respectively.
Restricted Stock Units
In the first quarter of 2023, the Company granted 73,611 restricted stock units under the 2018 Plan to employees, which vest ratably over 4 years and 1,084 restricted stock units which vest ratably over 5 years. In the second quarter of 2023, the Company granted 9,827 restricted stock units under the 2018 Plan to employees, which vest ratably over 5 years. In the third quarter of 2023, the Company granted 4,000 restricted stock units under the 2018 Plan to employees, which vest ratably over 3 years and 2,150 restricted stock units that vest ratably over 5 years. In the fourth quarter of 2023, the Company granted no restricted stock units under the 2018 Plan.
Restricted stock units provide for an interest in Company common stock to the recipient, the underlying stock is not issued until certain conditions are met. Vesting requirements include time-based, performance-based, or market-based conditions. Recipients of restricted stock units do not pay any cash consideration to the Company for the units and the holders of the restricted units do not have voting rights. The fair value of time-based and performance-based units is equal to the fair market value of the Company’s common stock on the grant date. The fair value of market-based units is estimated on the grant date using a Monte Carlo simulation model. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock units are nonparticipating securities.
As of December 31, 2023, there was $9.3 million of total unrecognized compensation cost related to nonvested restricted stock units. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 3.7 years. Compensation expense recorded related to restricted stock units was $2.9 million and $1.9 million for the year ended December 31, 2023 and 2022, respectively.

A summary of the Company’s nonvested restricted stock units at December 31, 2023 and changes during the year is presented below:

Nonvested shares - RSUs	Shares	Weighted- Average Grant Date Fair Value
	(dollars in thousands, except per share amounts)
Nonvested shares at December 31, 2022	380,151	$28.61
Granted	90,672	$42.61
Forfeited	(15,032)	$36.70
Vested	(46,520)	$30.37
Nonvested shares at December 31, 2023	409,271	$31.22
Restricted Stock Awards
Employees
There were no new restricted stock awards granted to employees in the year ended December 31, 2023.
The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.
As of December 31, 2023, there was $36,000 of total unrecognized compensation cost related to nonvested restricted stock awards. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 4.1 years. Compensation expense recorded related to restricted stock awards was $9,000 for the years ended December 31, 2023 and 2022.
Director’s Stock Bonus
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
In May 2023, there were 13,538 shares granted to ten directors at an estimated fair value of $35.10 per share. As of December 31, 2023, there was $194,000 of total unrecognized compensation expense related to director stock awards. Compensation expense related to the Plan totaled $432,000 and $295,000 for the years ended December 31, 2023 and 2022, respectively.

A summary of the Company’s nonvested shares at December 31, 2023 and changes during the year is presented below:

Nonvested shares - RSAs	Shares	Weighted- Average Grant Date Fair Value
	(dollars in thousands, except per share amounts)
Nonvested shares at December 31, 2022	13,396	$32.94
Granted	13,538	$35.10
Forfeited	—	$—
Vested	(10,896)	$36.41
Nonvested shares at December 31, 2023	16,038	$32.41
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
The Company determines and sets 401(k) contributions each year. Company matching contributions will be approved by the board of directors annually on a discretionary basis. In 2023 and 2022, the Company provided matching contributions totaling $1.6 million and $1.3 million, respectively.
Deferred compensation plan - The Company established a deferred compensation plan in 2003 for certain management personnel. Two former employees were covered by this plan and the plan is now distributing benefits to these retired individuals. The plan was designed to help supplement retirement benefits for participants. The benefits may be funded by bank-owned life insurance policies. The life insurance policies had a cash surrender value of $12.9 million and $12.7 million at December 31, 2023 and 2022, respectively. Liabilities to employees, which are being accrued over the life of the participant’s Plan, were $479,000 and $616,000 at December 31, 2023 and 2022, respectively. Compensation expense related to this Plan was $39,000 and $48,000 for the years ended December 31, 2023 and 2022, respectively. Payments of accrued benefits totaling $175,000 were made during 2023 and 2022.
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
Because the Company’s consolidated assets exceeded $3.0 billion as of September 30, 2022, the Company is no longer eligible for the Federal Reserve’s Small Bank Holding Company Policy Statement and is evaluated relative to the capital adequacy standards established by the Federal Reserve. A bank holding company that crosses the $3.0 billion total consolidated assets threshold as of June 30 of a particular year is no longer permitted to file reports as a small holding company beginning the following March. The Company’s total consolidated assets were in excess of $3.0 billion as of June 30, 2023, and as a consequence, beginning in March 2024, the Company will no longer prepare and file financial reports with the Federal Reserve as a small bank holding company.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital and common equity Tier 1 capital to risk- weighted assets (as defined in the regulations), and Tier 1 capital to average adjusted total consolidated assets (as defined). According to regulatory guidelines, only the amount of deferred tax assets that can be realized within the next 12 months based on projected taxable income is allowed in the computation. There were no disallowed deferred tax assets at December 31, 2023 and 2022.
Under the capital adequacy guidelines on the regulatory framework for prompt corrective action (as set forth in the table on the next page), the Bank met the criteria to be considered well capitalized as of December 31, 2023 and 2022. Such determination has been made based on the Bank’s total risk-based capital ratio, Tier 1 risk-based capital ratio, common equity Tier 1 risk-based capital ratio, and leverage ratio. There have been no conditions or events since December 31, 2023, that management believes would change the Bank’s category.
Under capital adequacy regulations, the Company and the Bank must maintain a capital conservation buffer of common equity Tier 1 capital of more than 2.5% above the minimum risk-based capital ratios to avoid restrictions on the payment of capital distributions and discretionary bonus payments.
Management believes the Company and the Bank exceed all capital adequacy requirements to which they are subject, including the ratios described below and the capital conservation buffer, as of December 31, 2023.

The Company and Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Minimum Required for Capital Adequacy Purposes (1)		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2023
Leverage Capital (to average assets)
Consolidated	$298,920	8.10%	$147,616	4.00%	N/A	N/A
Bank Only	333,848	9.06%	147,469	4.00%	184,336	5.00%
Common Equity Tier 1 risk-based capital ratio (to risk-weighted assets)
Consolidated	295,450	9.10%	146,137	4.50%	N/A	N/A
Bank Only	333,848	10.30%	145,875	4.50%	210,708	6.50%
Tier 1 Capital (to risk-weighted assets)
Consolidated	298,920	9.20%	194,849	6.00%	N/A	N/A
Bank Only	333,848	10.30%	194,500	6.00%	259,334	8.00%
Total Capital (to risk-weighted assets)
Consolidated	385,464	11.87%	259,799	8.00%	N/A	N/A
Bank Only	375,320	11.58%	259,334	8.00%	324,167	10.00%
December 31, 2022
Leverage Capital (to average assets)
Consolidated	$204,585	8.07%	$101,460	4.00%	N/A	N/A
Bank Only	201,783	7.96%	101,350	4.00%	126,687	5.00%
Common Equity Tier 1 risk-based capital ratio (to risk-weighted assets)
Consolidated	201,085	11.06%	81,834	4.50%	N/A	N/A
Bank Only	201,783	11.12%	81,623	4.50%	117,900	6.50%
Tier 1 Capital (to risk-weighted assets)
Consolidated	204,585	11.25%	109,112	6.00%	N/A	N/A
Bank Only	201,783	11.12%	108,830	6.00%	145,107	8.00%
Total Capital (to risk-weighted assets)
Consolidated	252,405	13.88%	145,483	8.00%	N/A	N/A
Bank Only	224,545	12.38%	145,107	8.00%	181,384	10.00%
(1)Presents the minimum capital adequacy requirements that apply to the Bank (excluding the capital conservation buffer) and the Company. The capital conservation buffer is an additional 2.5% of the amount necessary to meet the minimum risk-based capital requirements for total, tier 1, and common equity tier 1 risk-based capital. Prior to September 30, 2022, the Company operated under the Small Bank Holding Company Policy Statement and therefore was not subject to Basel III capital adequacy requirements.

Note 18 - Fair Value Measurements
The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	December 31, 2023		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$31,345	$31,345	$31,345	$—	$—
Interest earning deposits with other banks	451,783	451,783	451,783	—	—
Investment securities	150,364	150,545	99,461	51,084	—
Other investments	10,227	10,227	—	7,605	2,622
Loans receivable	3,026,092	2,936,917	—	—	2,936,917
Accrued interest receivable	26,819	26,819	—	26,819	—
Financial liabilities
Deposits	$3,360,363	$3,359,867	$—	$3,359,867	$—
Subordinated debt	44,144	43,908	—	43,908	—
Junior subordinated debentures	3,590	3,491	—	3,491	—
Accrued interest payable	892	892	—	892	—

	December 31, 2022		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$32,722	$32,722	$32,722	$—	$—
Interest earning deposits with other banks	309,417	309,417	309,417	—	—
Investment securities	98,353	98,233	97,015	1,218	—
Other investments	10,555	10,555	—	7,933	2,622
Loans receivable, net	2,627,256	2,580,183	—	—	2,580,183
Accrued interest receivable	17,815	17,815	—	17,815	—
Financial liabilities
Deposits	$2,817,521	$2,816,602	$—	$2,816,602	$—
FHLB advances	—	—	—	—	—
Subordinated debt	43,999	42,743	—	42,743	—
Junior subordinated debentures	3,588	3,484	—	3,484	—
Accrued interest payable	684	684	—	684	—
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
Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
December 31, 2023
Available-for-sale
U.S. Treasury securities	$99,461	$—	$—	$99,461
U.S. Agency collateralized mortgage obligations	—	43	—	43
	$99,461	$43	$—	$99,504
December 31, 2022
Available-for-sale
U.S. Treasury securities	$97,015	$—	$—	$97,015
U.S. Agency collateralized mortgage obligations	—	51	—	51
U.S. Agency residential mortgage-backed securities	—	1	—	1
Municipals	—	250	—	250
	$97,015	$302	$—	$97,317
The following methods were used to estimate the fair value of the class of financial instruments above:
Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.
Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2023 and 2022. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
December 31, 2023
Collateral dependent loans	$—	$—	$7,315	$7,315
Equity securities			2,622	2,622
Total	$—	$—	$9,937	$9,937

December 31, 2022
Impaired loans	$—	$—	$7,080	$7,080
Equity securities			2,572	2,572
Total	$—	$—	$9,652	$9,652
Individually evaluated loans - Fair values for individually evaluated loans are estimated using the fair value of the collateral less selling costs if the loan results in a Level 3 classification. Individually evaluated loan amounts are initially valued at the lower of cost or fair value. Individually evaluated loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Individually evaluated loans are evaluated on a quarterly basis for additional credit losses and adjusted accordingly. The estimated fair values of financial instruments disclosed above follow the guidance in ASU 2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity, and marketability factors. Valuation is measured based on the fair value of the underlying collateral or the discounted cash expected future cash flows. Subsequent changes in the value of loans are included within the provision for credit losses - loans in the same manner in which it initially was recognized or as a reduction in the provision that would otherwise be reported. Loans are evaluated quarterly to determine if valuation adjustments should be recorded. The need for valuation adjustments arises when observable market prices or current appraised values of collateral indicate a shortfall in collateral value compared to current carrying values of the related loan. If the Company determines that the value of the individually evaluated loan is less than the carrying value of the loan, the Company either establishes a reserve as a specific component of the allowance for credit losses or charges off that amount. These valuation adjustments are considered nonrecurring fair value adjustments.
Equity securities – The Company measures equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, with price changes recognized in earnings.

Assets measured at fair value using significant unobservable inputs (Level 3)
The following table presents the carrying value of equity securities without readily determinable fair values, as of December 31, 2023, 2022 and 2021, with adjustments recorded during the periods presented for those securities with observable price changes, if applicable. These equity securities are included in other investments on the balance sheet.

	For the Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Carrying value, beginning of period	$2,572	$2,322	$850
Purchases	50	350	—
Observable price change	—	(100)	1,472
Carrying value, end of period	$2,622	$2,572	$2,322
Assets measured at fair value using significant unobservable inputs (Level 3)
The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the date indicated:

(unaudited)	Valuation Technique	Unobservable Inputs	December 31, 2023 Weighted Average Rate
Collateral dependent loans	Collateral valuations	Discount to appraised value	8.0%

(unaudited)	Valuation Technique	Unobservable Inputs	December 31, 2022 Weighted Average Rate
Impaired loans	Collateral valuations	Discount to appraised value	8.0%

Note 19 – Revenue from Contracts with Customers
All of the Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income. The following table presents the Company’s noninterest income by revenue stream for the years ended December 31:

	2023	2022	2021
	(dollars in thousands)
Deposit service charges and fees
Interchange income	$2,176	$2,055	$1,959
Merchant service fees	498	508	568
Overdraft fees	213	310	316
Other	967	931	855
Loan referral fees	683	810	2,126
BaaS program income (1)	16,293	12,934	6,716
Other income (2)	323	603	1,313
Total noninterest income subject to Topic 606	21,153	18,151	13,853
BaaS enhancements / guarantees (1)	184,929	105,945	10,591
Gain (loss) on equity investment	279	(153)	1,469
Gain on sale of branch	—	—	1,263
Gain on sale of loans, net	253	—	396
Loan servicing fees	171	223	248
Earnings on life insurance	185	361	172
Lease and sublease income	205	157	126
Total noninterest income not subject to Topic 606	186,022	106,533	14,265
Total noninterest income	$207,175	$124,684	$28,118
(1)See description below for detailed components of BaaS fees and related Topic 606 applicability.
(2)Includes the following immaterial income streams that are within the scope of Topic 606: wire transfer fees, annuity fees, mortgage broker fees and brokerage fees.
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
The following tables presents the BaaS fees that are within and not within the scope of Topic 606:

	Year Ended December 31,			2023 compared to 2022	2022 compared to 2021
(dollars in thousands)	2023	2022	2021	Increase (Decrease)	Increase (Decrease)
Program income - within the scope of Topic 606
Servicing and other BaaS fees	$3,855	$4,408	$4,467	$(553)	$(59)
Transaction	4,011	3,211	544	800	2,667
Interchange	4,252	2,583	701	1,669	1,882
Reimbursement of expenses	4,175	2,732	1,004	1,443	1,728
Total BaaS program income	16,293	12,934	6,716	3,359	6,218
Guarantees - not within the scope of Topic 606:
BaaS credit enhancement	177,764	76,374	9,086	101,390	67,288
BaaS fraud enhancement	7,165	29,571	1,505	(22,406)	28,066
Total BaaS enhancements / guarantees	184,929	105,945	10,591	78,984	95,354
Total BaaS fees	$201,222	$118,879	$17,307	$82,343	$101,572
Note 20 - Earnings Per Common Share
The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Year Ended
(dollars in thousands, except per share data)	December 31, 2023	December 31, 2022	December 31, 2021
Net Income	$44,579	$40,625	$27,005
Basic weighted average number common shares outstanding	13,261,664	12,949,266	12,022,954
Dilutive effect of equity-based awards	378,518	565,686	498,472
Diluted weighted average number common shares outstanding	13,640,182	13,514,952	12,521,426
Basic earnings per share	$3.36	$3.14	$2.25
Diluted earnings per share	$3.27	$3.01	$2.16
Antidilutive stock options and restricted stock outstanding	130,837	147,423	176,097

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
Financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables for the periods indicated. The segment structure changed after 2021, therefore some items are reported as “N/A” for the year ended December 31, 2021.

	December 31, 2023				December 31, 2022
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Assets	(dollars in thousands)
Cash and Due from Banks	$4,702	$9,601	$468,825	$483,128	$4,603	$12,899	$324,637	$342,139
Intrabank assets	—	653,178	(653,178)	—	—	254,096	(254,096)	—
Securities	—	—	150,364	150,364	—	—	98,353	98,353
Total loans receivable	1,830,154	1,195,938	—	3,026,092	1,614,752	1,012,504	—	2,627,256
Allowance for credit losses	(21,595)	(95,363)	—	(116,958)	(20,636)	(53,393)	—	(74,029)
All other assets	30,169	136,931	43,640	210,740	25,508	76,111	49,129	150,748
Total assets	$1,843,430	$1,900,285	$9,651	$3,753,366	$1,624,227	$1,302,217	$218,023	$3,144,467
Liabilities
Total deposits	$1,497,601	$1,862,762	$—	$3,360,363	1,538,218	1,279,303	—	2,817,521
Total borrowings	—	—	47,734	47,734	—	—	47,587	47,587
Intrabank liabilities	338,614	—	(338,614)	—	80,392	—	(80,392)	—
All other liabilities	7,215	37,523	5,553	50,291	5,617	22,914	7,334	35,865
Total liabilities	$1,843,430	$1,900,285	$(285,327)	$3,458,388	$1,624,227	$1,302,217	$(25,471)	$2,900,973

	Year Ended December 31, 2023				Year Ended December 31, 2022
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
	(dollars in thousands)
INTEREST INCOME AND EXPENSE
Interest income	$106,983	$204,458	$18,930	$330,371	$80,544	$102,808	$8,818	$192,170
Interest income (expense) intrabank transfer	(10,404)	19,071	(8,667)	—	796	4,106	(4,902)	—
Interest expense	17,354	71,646	2,644	91,644	2,896	16,108	1,391	20,395
Net interest income	79,225	151,883	7,619	238,727	78,444	90,806	2,525	171,775
Provision for credit losses - loans	1,322	182,721	—	184,043	719	78,345	—	79,064
(Recapture)/Provision for unfunded commitments	(211)	160	—	(51)	—	—	—	—
Net interest income after provision for credit losses - loans and unfunded commitments	78,114	(30,998)	7,619	54,735	77,725	12,461	2,525	92,711
NONINTEREST INCOME
Deposit service charges and fees	3,810	44	—	3,854	3,757	47	—	3,804
Other income	1,165	433	501	2,099	1,411	356	234	2,001
BaaS program income	—	16,293	—	16,293	—	12,934	—	12,934
BaaS indemnification income	—	184,929	—	184,929	—	105,945	—	105,945
Noninterest income (1)	4,975	201,699	501	207,175	5,168	119,282	234	124,684
NONINTEREST EXPENSE
Salaries and employee benefits	24,104	25,159	17,198	66,461	20,476	18,007	13,745	52,228
Occupancy	3,815	339	772	4,926	3,956	317	275	4,548
Data processing and software licenses	4,521	2,303	1,771	8,595	3,172	1,746	1,569	6,487
Legal and professional expenses	1,580	9,645	3,578	14,803	213	3,163	3,384	6,760
Other expense	3,954	6,812	5,161	15,927	5,202	3,026	5,658	13,886
BaaS loan expense	—	86,900	—	86,900	—	53,294	—	53,294
BaaS fraud expense	—	7,165	—	7,165	—	29,571	—	29,571
Total noninterest expense	37,974	138,323	28,480	204,777	33,019	109,124	24,631	166,774
Net income before income taxes	45,115	32,378	(20,360)	57,133	49,874	22,619	(21,872)	50,621
Income taxes	9,913	7,116	(4,475)	12,554	10,068	4,248	(4,320)	9,996
Net Income	$35,202	$25,262	$(15,885)	$44,579	39,806	18,371	(17,552)	40,625

	Year Ended December 31, 2021
	Community Bank	CCBX	Treasury & Administration	Consolidated
	(dollars in thousands)
INTEREST INCOME AND EXPENSE
Interest income	$76,551	$6,532	N/A	$83,083
Interest income (expense) intrabank transfer	N/A	N/A	N/A	—
Interest expense	3,547	99	N/A	3,646
Net interest income	73,004	6,433	N/A	79,437
Provision for credit losses - loans	1,275	8,640	N/A	9,915
(Recapture)/Provision for unfunded commitments	—	—	N/A	—
Net interest income after provision for credit losses - loans and unfunded commitments	71,729	(2,207)	N/A	69,522
NONINTEREST INCOME
Deposit service charges and fees	3,698	—	N/A	3,698
Other income	7,015	98	N/A	7,113
BaaS program income	—	6,716	N/A	6,716
BaaS indemnification income	—	10,591	N/A	10,591
Noninterest income (1)	10,713	17,405	N/A	28,118
NONINTEREST EXPENSE
Salaries and employee benefits	32,562	4,539	N/A	37,101
Occupancy	4,039	89	N/A	4,128
Data processing and software licenses	4,509	442	N/A	4,951
Legal and professional expenses	2,654	479	N/A	3,133
Other expense	7,783	1,686	N/A	9,469
BaaS loan expense	—	2,976	N/A	2,976
BaaS fraud expense	—	1,505	N/A	1,505
Total noninterest expense	51,547	11,716	N/A	63,263
Net income before income taxes	30,895	3,482	N/A	34,377
Income taxes	6,638	734	N/A	7,372
Net Income	24,257	2,748	N/A	27,005

Note 22 – Parent Company Only Condensed Financial Information
Condensed financial information of Coastal Financial Corporation follows:

	December 31, 2023	December 31, 2022
ASSETS
Cash	$5,479	$22,904
Investment in trust equities	109	109
Investment in subsidiaries	333,690	265,741
Other investments	3,430	3,028
Other assets	532	(150)
TOTAL ASSETS	$343,240	$291,632
LIABILITIES AND SHAREHOLDERS' EQUITY
Junior subordinated debentures, net of issuances costs	$3,590	$3,588
Subordinated debt, net of debt issuance costs	44,144	43,999
Interest and dividends payable	528	546
Other liabilities	—	5
Shareholders' equity	294,978	243,494
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$343,240	$291,632

	Year ended December 31,
	2023	2022	2021
INTEREST INCOME
Interest earned loans receivable	$—	$(14)	$14
Interest bearing other investments	8	4	3
Total interest income	8	(10)	17
INTEREST EXPENSE
Interest on borrowed funds	2,644	1,322	795
Total interest expense	2,644	1,322	795
Net interest expense	(2,636)	(1,332)	(778)
PROVISION FOR CREDIT LOSSES	—	350	—
Net interest expense after provision for credit losses	(2,636)	(1,682)	(778)
NONINTEREST INCOME
Unrealized gain (loss) on equity investment	279	(153)	1,469
Other income	30	23	—
Total noninterest income	309	(130)	1,469
NONINTEREST EXPENSE
Other expenses	914	711	576
Total noninterest expense	914	711	576
Loss before income taxes and undistributed net income of subsidiary	(3,241)	(2,523)	115
Equity in undistributed income of consolidated subsidiaries	47,148	42,674	26,917
Income tax (benefit) expense	(672)	(474)	27
NET INCOME	$44,579	$40,625	$27,005

	Year ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,579	$40,625	$27,005
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed income of consolidated subsidiaries	(47,148)	(42,674)	(26,917)
Stock-based compensation	432	295	162
Unrealized loss (gain) on equity investment	(279)	153	(1,469)
Decrease (increase) in other assets	(683)	274	5
Increase in other liabilities	124	106	452
Net cash used by operating activities	(2,975)	(1,221)	(762)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(14,945)	(20,925)	(26,500)
Investments in loans receivable	—	350	(350)
Investments in other, net	(123)	(699)	(163)
Net cash used by investing activities	(15,068)	(21,274)	(27,013)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	618	1,468	360
Proceeds from public offering, net	—	-	32,387
Proceeds from subordinated debt	—	19,625	24,263
Repayment of subordinated debt	—	-	(10,000)
Net cash provided by financing activities	618	21,093	47,010
NET CHANGE IN CASH	(17,425)	(1,402)	19,235
Cash, beginning of year	22,904	24,306	5,071
Cash, end of year	$5,479	$22,904	$24,306
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2023. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this annual report.
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
Our management assessed its internal control structure over financial reporting as of December 31, 2023 using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2023.
Moss Adams LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, and their report is included in Item 8. Financial Statements And Supplementary Data.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, such controls.
Item 9B.    Other Information
During the fiscal quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Board of Directors
For information relating to the directors of the Company, the section captioned “Items to be Voted on by Shareholders—Item 1—Election of Directors” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated herein by reference.
Executive Officers
For information relating to officers of the Company, see Part I, Item 1, “Business—Information About Our Executive Officers” to this Annual Report on Form 10-K.
Delinquent Section 16(a) Reports
For information regarding compliance with Delinquent Section 16(a) Reports, the section captioned “Stock Information—Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated herein by reference.
Disclosure of Code of Ethics
For information concerning the Company’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to shareholders on the Company’s website at www.coastalbank.com.
Audit Committee
For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance—Meetings and Committees of the Board of Directors—Audit Committee” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated herein by reference.
Item 11.    Executive Compensation
Executive Compensation
For information regarding executive compensation, the sections captioned “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
(a)Security Ownership of Certain Beneficial Owners
Information required by this item is incorporated herein by reference to the section captioned “Stock Information” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders.
(b)Security Ownership of Management
Information required by this item is incorporated herein by reference to the section captioned “Stock Information” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders.

(c)Changes in Control
Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company the operation of which may at a subsequent date result in a change in control of the registrant.
(d)Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2032.

(dollars in thousands, except per share amounts; unaudited)	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (1)
Equity compensation plan approved by stockholders	354,969	$9.11	433,644
Equity compensation plan not approved by shareholders	-	-	-
Total	354,969	$9.11	433,644
(1) This number has been reduced by the number of securities to be issued upon the exercise of outstanding options, also reported in this table.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated herein by reference.
Director Independence
For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
For information regarding the principal accountant fees and expenses, the section captioned “Item 2—Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(1)The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Report on Form 10-K.
(2)All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)Exhibits

No.	Description	Location

3.1	Second Amended and Restated Certificate of Incorporation of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

3.2	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

3.3	Amended and Restated Bylaws of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

4.1*	Form of Common Stock Certificate of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

4.2	Description of Securities	Incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001-38589), filed with the Commission on March 12, 2020.

4.3	Form of 3.375% Fixed-to-Floating Rate Subordinated Note due September 1, 2031	Incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-38589), filed with the Securities and Exchange Commission on August 18, 2021.

4.4	Form of 7.00% Fixed-to-Floating Rate Subordinated Note due November 1, 2032	Incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-38589), filed with the Securities and Exchange Commission on November 1, 2022.

10.1+	2006 Stock Option and Equity Compensation Plan	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.2+	First Amendment to the 2006 Stock Option and Equity Compensation Plan	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38589), filed with the Commission on August 7, 2020.

10.3+	Directors’ Stock Bonus Plan	Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.4+	2018 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.5+	Coastal Financial Corporation Annual Incentive Plan	Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.6+	Second Amended and Restated Employment Agreement by and among Coastal Financial Corporation, Coastal Community Bank and Eric M. Sprink dated October 4, 2021.	Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38589), filed with the Securities and Exchange Commission on October 7, 2021.

10.7+	Amended and Restated Change in Control Severance Agreement by and among Coastal Financial Corporation, Coastal Community Bank, and Joel Edwards	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.8	Lease dated October 21, 1996, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.9	Lease Amendment 1.0 dated as of August 15, 2006, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.10	Lease Amendment 2.0 dated as of March 31, 2008, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.11	Lease Amendment 3.0 dated as of June 29, 2009, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.12	Lease Amendment 4.0 dated as of January 31, 2023, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-38589), filed with the Commission on March 16, 2023

10.13	Investment Agreement dated as of March 30, 2011, between Coastal Financial Corporation and Steven D. Hovde	Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.14	First Amendment to Investment Agreement dated as of May 9, 2019, between Coastal Financial Corporation and Steven D. Hovde	Incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Commission on June 19, 2018

10.15#	Program Agreement dated as of September 26, 2019 by and between Coastal Community Bank and Aspiration Financial, LLC	Incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A (File No. 001-38589) filed on March 21, 2019.

10.16+	Form of Change in Control Severance Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38589), filed with the Commission on May 8, 2020.

10.17+	Amended Non-Employee Director Compensation Policy	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38589), filed with the Commission on November 6, 2020.

10.18	Form of Subordinated Note Purchase Agreement, dated as of August 18, 2021	Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38589), filed with the Securities and Exchange Commission on August 18, 2021.

10.19	Form of Subordinated Note Purchase Agreement, dated as of November 1, 2022	Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38589), filed with the Securities and Exchange Commission on November 1, 2022.

21.1	Subsidiaries	Incorporated herein by reference to Exhibit 21.1 of the Company’s Form 10-K (File No. 001-38589), filed with the Securities and Exchange Commission on March 14, 2022.

23.1	Consent of Moss Adams LLP	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

97.1	Executive Compensation Clawback Policy	Filed herewith

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements	Filed herewith

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)
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

COASTAL FINANCIAL CORPORATION

Dated:	March 14, 2024	/s/ Eric M. Sprink
Eric M. Sprink
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric M. Sprink	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2024
Eric M. Sprink

/s/ Joel G. Edwards	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2024
Joel G. Edwards

/s/ Christopher D. Adams	Chair of the Board	March 14, 2024
Christopher D. Adams

/s/ Steven D. Hovde	Vice Chair of the Board	March 14, 2024
Steven D. Hovde

/s/ Pamela R. Unger	Director	March 14, 2024
Pamela R. Unger

/s/ Rilla R. Delorier	Director	March 14, 2024
Rilla R. Delorier

/s/ Stephan Klee	Director	March 14, 2024
Stephan Klee

/s/ Thomas D. Lane	Director	March 14, 2024
Thomas D. Lane

/s/ Sadhana Akella-Mishra	Director	March 14, 2024
Sadhana Akella-Mishra

/s/ Michael R. Patterson	Director	March 14, 2024
Michael R. Patterson

/s/ Gregory A. Tisdel	Director	March 14, 2024
Gregory A. Tisdel

/s/ Brian T. Hamilton	Director	March 14, 2024
Brian T. Hamilton