Form 10-Q
period 2024-03-31
COASTAL FINANCIAL CORP
filed 2024-05-09
CIK 1437958

Table of Contents,

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2024, there were 13,419,491 shares of the issuer’s common stock outstanding.

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
Factors that may affect our results are disclosed in “Item 1A. Risk Factors” in Part II of this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K”). Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the difficult market conditions and unfavorable economic conditions and uncertainties in the markets in which we operate and in which our loans are concentrated, including declines in housing markets as a result of global macroeconomic and geopolitical events, an increase in unemployment levels and slowdowns in economic growth; our expected future financial results; our ability to successfully execute on our strategy for our CCBX segment, CCBX partnerships and our efforts to optimize and strengthen our CCBX balance sheet; the overall health of the local and national real estate market; the impacts related to or resulting from bank failures and other economic and industry volatility, including potential increased regulatory requirements and costs and potential impacts to macroeconomic conditions; the credit risk associated with our loan portfolio, our level of nonperforming assets and the costs associated with resolving problem loans; business and economic conditions generally and in the financial services industry, nationally and within our market area, particularly in the markets in which we operate and in which our loans are concentrated; the impact on the Company’s operations due to epidemic illnesses, natural or man-made disasters, such as earthquakes, tsunamis, wildfires and flooding, the effects of regional or national civil unrest, wars and acts of terrorism, and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions; our ability to maintain an adequate level of allowance for credit losses; our ability to successfully manage liquidity risk; our ability to implement our growth strategy and manage costs effectively; the composition of our senior leadership team and our ability to attract and retain key personnel; our ability to raise additional capital to implement our business plan; changes in market interest rates and impacts of such changes on our profits and business; the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; interruptions involving our information technology and telecommunications systems or third-party servicers; our ability to maintain our reputation; increased competition in the financial services industry; regulatory guidance on commercial lending concentrations; our relationship with broker-dealers and digital financial service providers; the effectiveness of our risk management framework; the costs and obligations associated with being a publicly traded company and other unanticipated costs that we may experience; the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject; the extensive regulatory framework that applies to us; the impact of recent and future legislative and regulatory changes and economic stimulus programs; and other changes in banking, securities and tax laws and regulations, and their application by our regulators; the impact on our operations due to epidemic illnesses, natural or man-made disasters, such as wildfires, the effects of regional or national civil unrest, and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions; fluctuations in the value of the securities held in our securities portfolio; governmental monetary and fiscal policies; material weaknesses in our internal control over financial reporting; and our success at managing the risks involved in the foregoing items.
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

Table of Contents,
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands)

ASSETS
	March 31, 2024	December 31, 2023
Cash and due from banks	$32,790	$31,345
Interest earning deposits with other banks (restricted cash of $0 at March 31, 2024 and December 31, 2023)	482,338	451,783
Investment securities, available for sale, at fair value	41	99,504
Investment securities, held to maturity, at amortized cost	50,049	50,860
Other investments	10,583	10,227
Loans held for sale	797	—
Loans receivable	3,199,554	3,026,092
Allowance for credit losses	(139,258)	(116,958)
Total loans receivable, net	3,060,296	2,909,134
CCBX credit enhancement asset	137,276	107,921
CCBX receivable	10,369	9,088
Premises and equipment, net	22,995	22,090
Operating lease right-of-use assets	5,756	5,932
Accrued interest receivable	24,681	26,819
Bank-owned life insurance, net	12,991	12,870
Deferred tax asset, net	2,221	3,806
Other assets	12,075	11,987
Total assets	$3,865,258	$3,753,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$3,462,979	$3,360,363
Subordinated debt, net
Principal amount $45,000 (less unamortized debt issuance costs of $819 and $856) at March 31, 2024 and December 31, 2023, respectively	44,181	44,144
Junior subordinated debentures, net
Principal amount $3,609 (less unamortized debt issuance costs of $19 at March 31, 2024 and December 31, 2023)	3,590	3,590
Deferred compensation	442	479
Accrued interest payable	1,061	892
Operating lease liabilities	5,946	6,124
CCBX payable	33,095	33,651
Other liabilities	10,255	9,145
Total liabilities	3,561,549	3,458,388
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at March 31, 2024 and December 31, 2023; issued and outstanding: zero shares at March 31, 2024 and December 31, 2023	—	—
Common stock, no par value:
Authorized: 300,000,000 shares at March 31, 2024 and December 31, 2023; 13,407,320 shares at March 31, 2024 issued and outstanding and 13,304,339 shares at December 31, 2023 issued and outstanding	131,601	130,136
Retained earnings	172,110	165,311
Accumulated other comprehensive loss, net of tax	(2)	(469)
Total shareholders’ equity	303,709	294,978
Total liabilities and shareholders’ equity	$3,865,258	$3,753,366
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents,

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except for per share data)

	Three Months Ended
	March 31,
	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$84,621	$66,431
Interest on interest earning deposits with other banks	4,780	3,097
Interest on investment securities	1,034	553
Dividends on other investments	37	30
Total interest income	90,472	70,111
INTEREST EXPENSE
Interest on deposits	28,867	14,958
Interest on borrowed funds	669	662
Total interest expense	29,536	15,620
Net interest income	60,936	54,491
PROVISION FOR CREDIT LOSSES	83,158	43,697
Net interest income/(expense) after provision for credit losses	(22,222)	10,794
NONINTEREST INCOME
Deposit service charges and fees	908	910
Loan referral fees	168	—
Gain on sales of loans, net	—	123
Unrealized gain (loss) on equity securities, net	15	39
Other income	308	299
Noninterest income, excluding BaaS program income and BaaS indemnification income	1,399	1,371
Servicing and other BaaS fees	1,131	948
Transaction fees	1,122	917
Interchange fees	1,539	789
Reimbursement of expenses	1,033	921
BaaS program income	4,825	3,575
BaaS credit enhancements	79,808	42,362
BaaS fraud enhancements	923	1,999
BaaS indemnification income	80,731	44,361
Total noninterest income	86,955	49,307
NONINTEREST EXPENSE
Salaries and employee benefits	17,984	15,575
Occupancy	1,518	1,219
Data processing and software licenses	2,892	1,840
Legal and professional expenses	3,672	3,062
Point of sale expense	869	753
Excise taxes	320	455
Federal Deposit Insurance Corporation ("FDIC") assessments	683	595
Director and staff expenses	400	626
Marketing	53	95
Other expense	1,867	890
Noninterest expense, excluding BaaS loan and BaaS fraud expense	30,258	25,110
BaaS loan expense	24,837	17,554
BaaS fraud expense	923	1,999
BaaS loan and fraud expense	25,760	19,553
Total noninterest expense	56,018	44,663
Income before provision for income taxes	8,715	15,438
PROVISION FOR INCOME TAXES	1,915	3,047
NET INCOME	$6,800	$12,391

Table of Contents,

Basic earnings per common share	$0.51	$0.94
Diluted earnings per common share	$0.50	$0.91
Weighted average number of common shares outstanding:
Basic	13,340,997	13,196,960
Diluted	13,676,917	13,609,491
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents,

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
NET INCOME	$6,800	$12,391
OTHER COMPREHENSIVE INCOME (LOSS), before tax
Securities available-for-sale
Unrealized holding income (loss) during the period	534	678
Income tax (expense) benefit related to unrealized holding gain/loss	(68)	(151)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax	466	527
COMPREHENSIVE INCOME	$7,266	$12,918
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents,

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands)

	Shares of Common Stock		Amount of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2022	13,161,147		$125,830	$119,998	$(2,334)	$243,494
Net income	—		—	12,391	—	12,391
Adjustment to retained earnings; adoption of ASU 2016- 13	—	0	—	734	—	734
Vesting of restricted stock units	42,402		—	—	—	—
Exercise of stock options	77,984		567	—	—	567
Stock-based compensation	—		1,050	—	—	1,050
Other comprehensive loss, net of tax	—		—	—	527	527
BALANCE, March 31, 2023	13,281,533		$127,447	$133,123	$(1,807)	$258,763

BALANCE, December 31, 2023	13,304,339		$130,136	$165,310	$(468)	$294,978
Net income	—		—	6,800	—	6,800
Vesting of restricted stock units	57,841		—	—	—	—
Exercise of stock options	45,140		285	—	—	285
Stock-based compensation	—		1,180	—	—	1,180
Other comprehensive income, net of tax	—		—	—	466	466
BALANCE, March 31, 2024	13,407,320		$131,601	$172,110	$(2)	$303,709
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents,

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,800	$12,391
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	83,158	43,697
Depreciation and amortization	882	466
Increase in operating lease right-of-use assets	196	206
Increase in operating lease liabilities	(198)	(212)
Gain on sales of loans	—	(123)
Net amortization (accretion) on investment securities	5	(6)
Unrealized holding (gain) loss on equity investment	(15)	(39)
Stock-based compensation	1,180	1,050
Increase in bank-owned life insurance value	(121)	(94)
Deferred tax benefit (expense)	1,517	(2,439)
Net change in CCBX receivable	(1,281)	(3,265)
Net change in CCBX credit enhancement asset	(29,355)	(18,553)
Net change in CCBX payable	(556)	10,375
Net change in other assets and liabilities	(312)	3,177
Total adjustments	55,100	34,240
Net cash provided by operating activities	61,900	46,631
CASH FLOWS FROM INVESTING ACTIVITIES
Change in other investments, net	(341)	(2,679)
Principal paydowns of investment securities available-for-sale	1	(752)
Principal paydowns of investment securities held-to-maturity	802	2
Maturities and calls of investment securities available-for-sale	100,000	9
Proceeds from sales of loans held for sale	100,492	74,050
Purchase of loans	(20,705)	(47,886)
Increase in loans receivable, net	(311,264)	(295,583)
Purchases of premises and equipment, net	(1,786)	(284)
Net cash used by investing activities	(132,801)	(273,123)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, and savings	105,860	280,089
Net decrease in time deposits	(3,244)	(2,387)
Proceeds from exercise of stock options	285	567
Net cash provided by financing activities	102,901	278,269
NET CHANGE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	32,000	51,777
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	483,128	342,139
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of quarter	$515,128	$393,916
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$29,367	$15,430
Income taxes paid	98	165
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$534	$678
Operating lease right-of-use assets	$20	$69
Operating lease liabilities	$(20)	$(69)
Non-cash investing and financing activities:
Transfer from loans to loans held for sale	$101,289	$101,219
Adjustment to retained earnings - adoption of ASU 2016-13, net of deferred tax	$—	$(734)
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
Financial statement presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting requirements and with instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2024. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the entire year.
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

Table of Contents,
Subsequent Events - The Company has evaluated events and transactions subsequent to March 31, 2024 for potential recognition or disclosure.
Reclassifications - Certain amounts reported in prior quarters' consolidated financial statements may have been reclassified to conform to the current presentation with no effect on stockholders’ equity or net income.
Note 2 - Recent accounting standards
Recent Accounting Guidance
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to provide financial statement users with more disaggregated expense information about a public entity’s reportable segments. The ASU addresses the concern that more segment information is needed, including allowing the disclosure of multiple measures of segment profit or loss, requiring the disclosure of significant segment expenses, and requiring the qualitative disclosure of other segment items.This ASU is effective for all entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.We are currently evaluating the impact of this ASU on our reporting.

Note 3 - Investment Securities
The following table summarizes the amortized cost, fair value, and allowance for credit losses and the corresponding amounts of gross unrealized gains and losses of available-for-sale securities recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses of held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands; unaudited)
March 31, 2024
Available-for-sale
U.S. Treasury securities	$—	$—	$—	$—	$—
U.S. Agency collateralized mortgage obligations	44	—	(3)	41	—
Municipal bonds	—	—	—	—	—
Total available-for-sale securities	44	—	(3)	41	—
Held-to-maturity
U.S. Agency residential mortgage-backed securities	50,049	223	(522)	49,750	—
Total investment securities	$50,093	$223	$(525)	$49,791	$—

Table of Contents,

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands; unaudited)
December 31, 2023
Available-for-sale
U.S. Treasury securities	$99,996	$—	$(535)	$99,461	$—
U.S. Agency collateralized mortgage obligations	45	—	(2)	43	—
Total available-for-sale securities	100,041	—	(537)	99,504	—
Held-to-maturity
U.S. Agency residential mortgage-backed securities	50,860	467	(286)	51,041	—
Total investment securities	$150,901	$467	$(823)	$150,545	$—
Accrued interest on available-for-sale securities was less than $1,000 and $187,000 at March 31, 2024 and December 31, 2023, respectively, accrued interest on held-to-maturity securities was $230,000 and $14,000 at March 31, 2024 and December 31, 2023, respectively. Accrued interest on securities is excluded from the balances in the preceding table of securities receivable, and is included in accrued interest receivable on the Company's consolidated balance sheets.
The amortized cost and fair value of debt securities at March 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers or the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are shown separately, since they are not due at a single maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands; unaudited)
March 31, 2024
Amounts maturing in
One year or less	$—	$—	$—	$—
	—	—	—	—
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	44	41	50,049	49,750
	$44	$41	$50,049	$49,750
Investments in debt securities with an amortized cost of $21.5 million at March 31, 2024 and $21.8 million as of December 31, 2023, were pledged to secure public deposits and for other purposes as required or permitted by law and an additional $24.5 million and $25.0 million in securities were pledged for borrowing lines at March 31, 2024 and December 31, 2023, respectively.
During the three months ended March 31, 2024, two securities matured. During the three months ended March 31, 2024, no securities were purchased.
There were no sales of securities during the three months ended March 31, 2024 or 2023.

Table of Contents,
There were thirteen securities with a $525,000 unrealized loss as of March 31, 2024. There were nine securities in an unrealized loss position as of December 31, 2023. The following table shows the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands; unaudited)
March 31, 2024
Available-for-sale
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Agency collateralized mortgage obligations	—	—	41	3	41	3
Total available-for-sale securities	—	—	41	3	41	3
Held-to-maturity
U.S. Agency residential mortgage-backed securities	19,713	70	11,718	452	31,431	522
Total investment securities	$19,713	$70	$11,759	$455	$31,472	$525
Management has evaluated the above securities and does not believe that any individual unrealized loss as of March 31, 2024, will be recognized into income. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. Management believes there is a high probability of collecting all contractual amounts due, because the majority of the securities in the portfolio are backed by government agencies or government sponsored enterprises. However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one year time horizon or perhaps even until maturity. Based on management's analysis no allowance for credit losses was required on these securities.
Note 4 - Loans and Allowance for Credit Losses
During the quarter ended March 31, 2024, $101.3 million in CCBX loans were transferred to loans held for sale, with $100.5 million in loans sold. The Company sells CCBX loans to manage loan portfolio size by partner and by loan category, with such limits established and documented in the relevant partner agreement. As of March 31, 2024 there were $797,000 loans held for sale and no loans were held for sale as of December 31, 2023.

Table of Contents,
The composition of the loan portfolio is as follows as of the periods indicated:

	March 31,	December 31,
	2024	2023
	(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$154,395	$149,502
Real estate loans:
Construction, land and land development loans	160,862	157,100
Residential real estate loans	231,157	225,391
Commercial real estate loans	1,342,489	1,303,533
Consumer and other loans:
Other consumer and other loans	1,447	1,628
Gross Community Bank loans receivable	1,890,350	1,837,154
CCBX
Commercial and industrial loans:
Capital call lines	$135,671	$87,494
All other commercial & industrial loans	47,160	54,298
Real estate loans:
Residential real estate loans	265,148	238,035
Consumer and other loans:
Credit cards	505,706	505,837
Other consumer and other loans	362,981	310,574
Gross CCBX loans receivable	1,316,666	1,196,238
Total gross loans receivable	3,207,016	3,033,392
Net deferred origination fees and premiums	(7,462)	(7,300)
Loans receivable	$3,199,554	$3,026,092
Accrued interest on loans, which is excluded from the balances in the preceding table of loans receivable, was $23.7 million and $25.6 million at March 31, 2024 and December 31, 2023, respectively, and was included in accrued interest receivable on the Company's consolidated balance sheets.
Included in commercial and industrial loans as of March 31, 2024 and December 31, 2023, is $135.7 million and $87.5 million, respectively in capital call lines, provided to venture capital firms through one of our BaaS clients. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our BaaS client and the underwriting is reviewed by the Bank on every line/loan. Also included in commercial and industrial loans are Paycheck Protection Program (“PPP”) loans of $2.9 million at March 31, 2024 and $3.0 million at December 31, 2023. PPP loans are 100% guaranteed by the Small Business Administration (“SBA”).
Consumer and other loans includes overdrafts of $1.3 million and $2.8 million at March 31, 2024 and December 31, 2023, respectively. Community bank overdrafts were $17,000 and $255,000 at March 31, 2024 and December 31, 2023, respectively and CCBX overdrafts were $1.3 million and $2.5 million at March 31, 2024 and December 31, 2023.
The Company has pledged loans totaling $985.6 million at March 31, 2024 and $1.01 billion at December 31, 2023, for borrowing lines at the FHLB and FRB. Additional loans were pledged during the first six months of 2023 and continues to be pledged to increase and maintain the borrowing capacity of the Bank in the event of a liquidity crisis.
The balance of SBA and United States Department of Agriculture ("USDA") loans and participations sold and serviced for others totaled $7.4 million and $8.7 million at March 31, 2024 and December 31, 2023, respectively.
The gross balance of Main Street Lending Program (“MSLP”) loans participated and serviced for others, totaled $53.4 million at March 31, 2024 and December 31, 2023, with $2.8 million in MSLP loans on the balance sheet and included in commercial and industrial loans at March 31, 2024 and December 31, 2023. Servicing is retained on the gross balance.

Table of Contents,
The Company, through the community bank, at times purchases individual loans at fair value as of the acquisition date. The Company held purchased loans with remaining balances that totaled $8.1 million as of March 31, 2024 and December 31, 2023. Unamortized premiums on these loans totaled $152,000 and $154,000 as of March 31, 2024 and December 31, 2023, respectively, and are amortized into interest income over the life of the loans.
The Company, through the community bank, has purchased participation loans with remaining balances totaling $51.3 million and $53.5 million as of March 31, 2024 and December 31, 2023, respectively. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan and underwritten to the Bank's credit standards.
The Company, through the community bank, purchased loans from CCBX partners, at par, through agreements with those CCBX partners, and those loans had a remaining balance of $56.0 million as of March 31, 2024 and $46.5 million as of December 31, 2023. As of March 31, 2024, $50.7 million is included in consumer and other loans and $5.3 million is included in commercial and industrial loans, compared to $40.2 million in consumer and other loans and $6.3 million in commercial and industrial loans as of December 31, 2023.
The following is a summary of the Company’s loan portfolio segments:
Commercial and industrial loans – Commercial and industrial loans are secured by business assets including inventory, receivables and machinery and equipment of businesses located generally in the Company’s primary market area and capital calls on venture and investment funds. Also included in commercial and industrial loans are $47.2 million in unsecured CCBX partner loans. Loan types include revolving lines of credit, term loans, PPP loans, and loans secured by liquid collateral such as cash deposits or marketable securities. Also included in commercial and industrial loans are loans to other financial institutions. Additionally, the Company issues letters of credit on behalf of its customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.
As of March 31, 2024, $135.7 million in outstanding CCBX capital call lines are included in commercial and industrial loans compared to $87.5 million at December 31, 2023. Capital call lines are provided to venture capital firms. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our CCBX partner and the underwriting is reviewed by the Bank on every line/loan.
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
As of March 31, 2024, $265.1 million in loans originated through CCBX partners are included in residential real estate loans, compared to $238.0 million at December 31, 2023. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card. Home equity lines of credit are classified as residential real estate per regulatory guidelines.

Table of Contents,
Commercial real estate (includes owner occupied and nonowner occupied) loans – Commercial real estate loans include various types of loans for which the Company holds real property as collateral. We have commercial mortgage loans totaling $386.7 million that are collateralized by owner-occupied real-estate and $575.6 million that are collateralized by non-owner-occupied real estate, as well as $369.4 million of multi-family residential loans and $10.9 million of farmland loans, as of March 31, 2024. The primary risks of commercial real estate loans include the borrower’s inability to pay, material decreases in the value of the collateralized real estate and significant increases in interest rates, which may make the real estate loan unprofitable. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.
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
As of March 31, 2024, $868.7 million in CCBX loans are included in consumer and other loans compared to $816.4 million at December 31, 2023. Not included in this category is $265.1 million and $238.0 million as of March 31, 2024 and December 31, 2023, respectively, in home equity lines of credit that are secured by residential real estate and are accessed by using a credit card. These credit card accessed home equity lines of credit are classified as residential real estate per regulatory guidelines.

Table of Contents,
Past Due and Nonaccrual Loans
The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
March 31, 2024
Community Bank
Commercial and industrial loans	$—	$1,445	$1,445	$152,950	$154,395	$1,445
Real estate loans:
Construction, land and land development	—	—	—	160,862	160,862	—
Residential real estate	1,086	44	1,130	230,027	231,157	—
Commercial real estate	—	7,731	7,731	1,334,758	1,342,489	—
Consumer and other loans	3	—	3	1,444	1,447	—
Total community bank	$1,089	$9,220	$10,309	$1,880,041	$1,890,350	$1,445
CCBX
Commercial and industrial loans:
Capital call lines	$—	$—	$—	$135,671	$135,671	$—
All other commercial & industrial loans	3,069	1,793	4,862	42,298	47,160	1,793
Real estate loans:
Residential real estate loans	3,079	1,796	4,875	$260,273	$265,148	1,796
Consumer and other loans:
Credit cards	27,983	37,603	65,586	$440,120	$505,706	37,603
Other consumer and other loans	23,400	5,731	29,131	333,850	362,981	5,731
Total CCBX	$57,531	$46,923	$104,454	$1,212,212	$1,316,666	$46,923
Total Consolidated	$58,620	$56,143	$114,763	$3,092,253	3,207,016	$48,368
Less net deferred origination fees and premiums					(7,462)
Loans receivable					$3,199,554

Table of Contents,

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
December 31, 2023
Community Bank
Commercial and industrial loans	$—	$—	$—	$149,502	$149,502	$—
Real estate loans:
Construction, land and land development	—	—	—	157,100	157,100	—
Residential real estate	44	—	44	225,347	225,391	—
Commercial real estate	—	7,145	7,145	1,296,388	1,303,533	—
Consumer and other loans	2	—	2	1,626	1,628	—
Total community bank	$46	$7,145	$7,191	$1,829,963	$1,837,154	$—
CCBX
Commercial and industrial loans:
Capital call lines	$—	$—	$—	$87,494	$87,494	$—
All other commercial & industrial loans	3,433	2,086	5,519	48,779	54,298	2,086
Real estate loans:
Residential real estate loans	3,198	1,115	4,313	$233,722	$238,035	$1,115
Consumer and other loans:
Credit cards	28,383	34,835	63,218	$442,619	$505,837	$34,835
Other consumer and other loans	29,645	8,488	38,133	$272,441	$310,574	$8,488
Total CCBX	64,659	46,524	111,183	1,085,055	1,196,238	46,524
Total Consolidated	64,705	53,669	118,374	2,915,018	3,033,392	46,524
Less net deferred origination fees and premiums					(7,300)
Loans receivable					$3,026,092
There were $48.4 million in loans past due 90 days or more and still accruing interest as of March 31, 2024, and $46.5 million as of December 31, 2023. This is attributed to loans originated through CCBX lending partners which continue to accrue interest up to 180 days past due. As of March 31, 2024 and December 31, 2023, $44.3 million of loans past due 90 days or more are covered by credit enhancements provided by our CCBX partners that protect the Bank against losses.
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

Table of Contents,
loss is removed, the Company will recognize interest on a cash basis only. Loans may be returned to accruing status if the Company believes that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on nonaccrual.
An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	March 31,			December 31,
	2024			2023
	Total Nonaccrual	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual	Nonaccrual with No ACL
	(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$—	$—	$—	$—	$—
Real estate loans:
Construction, land and land development	—	—	—	—	—
Residential real estate	212	212	—	170	170
Commercial real estate	7,731	830	6,901	7,145	7,145
Consumer and other loans	—	—	—	—	—
Total nonaccrual loans	$7,943	$1,042	$6,901	$7,315	$7,315

Table of Contents,
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
No loans were modified for community bank borrowers experiencing financial difficulty in the three months ended March 31, 2024 and 2023.
The following table presents the CCBX loans at March 31, 2024 that were both experiencing financial difficulty and were modified during the twelve months prior to March 31, 2024 by class and by type of modification. The percentage of the loans that were modified to borrowers in financial distress as compared to the total of each class of loans is also presented below.

	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Principal Forgiveness, Payment Delay & Term Extension	Total	Total Class of Financing Receivable
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$1,314	$—	$260	$47	$1,621	3.44%
Consumer and other loans:
Credit cards	—	7,063	—	—	7,063	1.40
Other consumer and other loans	10,055	—	7,463	5,041	22,559	6.21
Total	$11,369	$7,063	$7,723	$5,088	$31,243	0.98%
The Company has committed to lend additional amounts totaling $589,000 to the borrowers included in the table above.
The performance of loans modified is monitored to understand the effectiveness of the modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months:

Table of Contents,

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$242	$97	$339
Consumer and other loans:
Credit cards	1,512	2,069	3,581
Other consumer and other loans	2,283	711	2,994
Total CCBX	$4,037	$2,877	$6,914
The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the preceding 12 months ended March 31, 2024:

	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	—%	0.95
Real estate loans:
Residential real estate loans	42	—	n/a
Consumer and other loans:
Credit cards	—	18.0	n/a
Other consumer and other loans	—	—	0.97
Total CCBX	$42	18.0%	0.97
The following table presents the total of loans that had a payment default during the preceding 12 months ended March 31, 2024 and which were modified for borrowers experiencing financial difficulty in the twelve months prior to that default.

Table of Contents,

	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Principal Forgiveness, Payment Delay & Term Extension	Total
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$777	$—	$189	$11	$977
Consumer and other loans:
Credit cards	—	5,291	—	—	5,291
Other consumer and other loans	5,579	—	4,210	3,057	12,846
Total	$6,356	$5,291	$4,399	$3,068	$19,114
Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off against the allowance for credit losses. Therefore, the loan balance is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.
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
The following tables show the risk category of community bank loans by year of origination for the periods indicated, based on the most recent analysis performed as of each period end:

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of March 31, 2024
Commercial and industrial loans
Risk rating
Pass	$5,867	$14,062	$55,194	$14,970	$9,580	$13,338	$36,764	$856	$150,631
Other Loan Especially Mentioned	—	—	—	—	105	—	3,659	—	3,764
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - All other commercial and industrial loans	$5,867	$14,062	$55,194	$14,970	$9,685	$13,338	$40,423	$856	$154,395
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate loans - Construction, land and land development loans
Risk rating
Pass	$2,537	$99,547	$39,591	$14,757	$772	$2,239	$360	$—	$159,803
Other Loan Especially Mentioned	—	—	—	459	—	—	600	—	1,059
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Construction, land and land development loans	$2,537	$99,547	$39,591	$15,216	$772	$2,239	$960	$—	$160,862
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Table of Contents,

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of March 31, 2024
Real estate loans - Residential real estate loans
Risk rating
Pass	$6,802	$32,483	$41,545	$38,889	$29,091	$53,905	$24,795	$17	$227,527
Other Loan Especially Mentioned	—	—	1,094	2,013	22	39	250	—	3,418
Substandard	—	—	—	—	—	—	44	168	212
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Residential real estate loans	6,802	32,483	42,639	40,902	29,113	53,944	25,089	185	231,157
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate loans - Commercial real estate loans
Risk rating
Pass	$56,325	$241,523	$301,683	$223,012	$140,329	$348,428	$8,138	$1,704	$1,321,142
Other Loan Especially Mentioned	—	—	3,239	5,733	168	4,306	170	—	13,616
Substandard	—	—	—	—	830	6,901	—	—	7,731
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Commercial real estate loans	$56,325	$241,523	$304,922	$228,745	$141,327	$359,635	$8,308	$1,704	$1,342,489
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Table of Contents,

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of March 31, 2024
Consumer and other loans - Other consumer and other loans
Risk rating
Pass	$93	$64	$239	$5	$670	$185	$191	$—	$1,447
Other Loan Especially Mentioned	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans - Other consumer and other loans	$93	$64	$239	$5	$670	$185	$191	$—	$1,447
Current period gross charge-offs	$15	$—	$—	$—	$—	$—	$—	$—	$15

Total community bank loans receivable
Risk rating
Pass	$71,624	$387,679	$438,252	$291,633	$180,442	$418,095	$70,248	$2,577	$1,860,550
Other Loan Especially Mentioned	—	—	4,333	8,205	295	4,345	4,679	—	21,857
Substandard	—	—	—	—	830	6,901	44	168	7,943
Doubtful	—	—	—	—	—	—	—	—	—
Total community bank loans	$71,624	$387,679	$442,585	$299,838	$181,567	$429,341	$74,971	$2,745	$1,890,350
Current period gross charge-offs	$15	$—	$—	$—	$—	$—	$—	$—	$15

Table of Contents,

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of December 31, 2023
Commercial and industrial loans
Risk rating
Pass	$15,882	$56,428	$15,566	$10,044	$12,429	$1,442	$33,412	$1,020	$146,223
Other Loan Especially Mentioned	—	—	—	111	—	—	3,168	—	3,279
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - All other commercial and industrial loans	$15,882	$56,428	$15,566	$10,155	$12,429	$1,442	$36,580	$1,020	$149,502
Current period gross charge-offs	$—	$—	$—	$—	$—	$46	$—	$—	$46

Real estate loans - Construction, land and land development loans
Risk rating
Pass	$75,129	$49,275	$20,811	$2,859	$914	$1,598	$—	$—	$150,586
Other Loan Especially Mentioned	—	—	3,589	2,325	—	—	—	—	5,914
Substandard	—	—	—	—	—	—	600	—	600
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Construction, land and land development loans	$75,129	$49,275	$24,400	$5,184	$914	$1,598	$600	$—	$157,100
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Table of Contents,

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of December 31, 2023

Real estate loans - Residential real estate loans
Risk rating
Pass	$32,352	$41,362	$39,137	$30,259	$31,982	$22,429	$24,396	$18	$221,935
Other Loan Especially Mentioned	—	1,098	2,020	28	—	40	100	—	3,286
Substandard	—	—	—	—	—	—	—	170	170
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Residential real estate loans	$32,352	$42,460	$41,157	$30,287	$31,982	$22,469	$24,496	$188	$225,391
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate loans - Commercial real estate loans
Risk rating
Pass	$244,169	$303,329	$222,287	$144,602	$126,437	$233,482	$7,509	$1,719	$1,283,534
Other Loan Especially Mentioned	—	3,257	5,891	171	506	2,099	100	—	12,024
Substandard	—	—	—	924	6,900	—	151	—	7,975
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Commercial real estate loans	$244,169	$306,586	$228,178	$145,697	$133,843	$235,581	$7,760	$1,719	$1,303,533
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Table of Contents,

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of December 31, 2023

Consumer and other loans - Other consumer and other loans
Risk rating
Pass	$323	$272	$5	$679	$38	$164	$147	$—	$1,628
Other Loan Especially Mentioned	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans - Other consumer and other loans	$323	$272	$5	$679	$38	$164	$147	$—	$1,628
Current period gross charge-offs	$18	$—	$—	$—	$—	$—	$—	$—	$18

Total community bank loans receivable
Risk rating
Pass	$367,855	$450,666	$297,806	$188,443	$171,800	$259,115	$65,464	$2,757	$1,803,906
Other Loan Especially Mentioned	—	4,355	11,500	2,635	506	2,139	3,368	—	24,503
Substandard	—	—	—	924	6,900	—	751	170	8,745
Doubtful	—	—	—	—	—	—	—	—	—
Total community bank loans	$367,855	$455,021	$309,306	$192,002	$179,206	$261,254	$69,583	$2,927	$1,837,154
Current period gross charge-offs	$18	$—	$—	$—	$—	$46	$—	$—	$64

Table of Contents,
The Company considers the performance of the CCBX loan portfolio and its impact on the allowance for credit losses. For CCBX loans, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the loans in CCBX based on payment activity for the periods indicated:

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of March 31, 2024
Commercial and industrial loans - Capital call lines
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$135,671	$—	$135,671
Nonperforming	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - Capital call lines	$—	$—	$—	$—	$—	$—	$135,671	$—	$135,671
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans - All other commercial and industrial loans
Payment performance
Performing	$—	$36,254	$5,867	$9	$10	$—	$3,227	$—	$45,367
Nonperforming	—	1,185	162	—	—	—	446	—	1,793
Total commercial and industrial loans - All other commercial and industrial loans	$—	$37,439	$6,029	$9	$10	$—	$3,673	$—	$47,160
Current period gross charge-offs	$46	$3,770	$683	$—	$—	$—	$198	$—	$4,697

Real estate loans - Residential real estate loans
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$242,333	$21,019	$263,352
Nonperforming	—	—	—	—	—	—	1,796	—	1,796
Total real estate loans - Residential real estate loans	$—	$—	$—	$—	$—	$—	$244,129	$21,019	$265,148
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$1,143	$—	$1,143

Table of Contents,

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of March 31, 2024
Consumer and other loans - Credit cards
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$468,038	$65	$468,103
Nonperforming	—	—	—	—	—	—	37,603	—	37,603
Total consumer and other loans - Credit cards	$—	$—	$—	$—	$—	$—	$505,641	$65	$505,706
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$31,705	$—	$31,705

Consumer and other loans - Other consumer and other loans
Payment performance
Performing	$111,255	$178,701	$40,740	$5,149	$91	$574	$20,740	$—	$357,250
Nonperforming	—	3,062	1,545	421	—	23	680	—	5,731
Total consumer and other loans - Other consumer and other loans	$111,255	$181,763	$42,285	$5,570	$91	$597	$21,420	$—	$362,981
Current period gross charge-offs	$485	$11,542	$6,296	$1,594	$2	$71	$1,444	$—	$21,434

Total CCBX loans receivable
Payment performance
Performing	$111,255	$214,955	$46,607	$5,158	$101	$574	$870,009	$21,084	$1,269,743
Nonperforming	—	4,247	1,707	421	—	23	40,525	—	46,923
Total CCBX loans	$111,255	$219,202	$48,314	$5,579	$101	$597	$910,534	$21,084	$1,316,666
Current period gross charge-offs	$531	$15,312	$6,979	$1,594	$2	$71	$34,490	$—	$58,979

Table of Contents,

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of December 31, 2023
Commercial and industrial loans - Capital call lines
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$87,494	$—	$87,494
Nonperforming	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - Capital call lines	$—	$—	$—	$—	$—	$—	$87,494	$—	$87,494
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans - All other commercial and industrial loans
Payment performance
Performing	$42,267	$6,835	$9	$11	$—	$—	$3,090	$—	$52,212
Nonperforming	1,333	277	—	—	—	—	476	—	2,086
Total commercial and industrial loans - All other commercial and industrial loans	$43,600	$7,112	$9	$11	$—	$—	$3,566	$—	$54,298
Current period gross charge-offs	$3,848	$2,502	$15	$16	$—	$—	$224	$—	$6,605

Real estate loans - Residential real estate loans
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$212,435	$24,485	$236,920
Nonperforming	—	—	—	—	—	—	1,115	—	1,115
Total real estate loans - Residential real estate loans	$—	$—	$—	$—	$—	$—	$213,550	$24,485	$238,035
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$4,641	$—	$4,641

Table of Contents,

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of December 31, 2023

Consumer and other loans - Credit cards
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$469,049	$1,953	$471,002
Nonperforming	—	—	—	—	—	—	33,655	1,180	34,835
Total consumer and other loans - Credit cards	$—	$—	$—	$—	$—	$—	$502,704	$3,133	$505,837
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$61,358	$—	$61,358
Consumer and other loans - Other consumer and other loans
Payment performance
Performing	$216,024	$50,732	$6,888	$98	$418	$317	$27,609	$—	$302,086
Nonperforming	4,229	3,074	477	—	7	10	691	—	8,488
Total consumer and other loans - Other consumer and other loans	$220,253	$53,806	$7,365	$98	$425	$327	$28,300	$—	$310,574
Current period gross charge-offs	$17,815	$43,115	$11,574	$84	$346	$217	$6,178	$—	$79,329

Total CCBX loans receivable
Payment performance
Performing	$258,291	$57,567	$6,897	$109	$418	$317	$799,677	$26,438	$1,149,714
Nonperforming	5,562	3,351	477	—	7	10	35,937	1,180	46,524
Total CCBX loans	$263,853	$60,918	$7,374	$109	$425	$327	$835,614	$27,618	$1,196,238
Current period gross charge-offs	$21,663	$45,617	$11,589	$100	$346	$217	$72,401	$—	$151,933

Table of Contents,
Allowance for Credit Losses ("ACL")
CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by reimbursing most losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans and reclassified negative deposit accounts. When the provision for CCBX credit losses and provision for unfunded commitments are recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements). Expected losses are recorded in the allowance for credit losses. The credit enhancement asset is reduced when credit enhancement payments are received from the CCBX partner or taken from the partner's cash reserve account. CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by reimbursing the Bank for the losses. If the partner is unable to fulfill their contracted obligations then the Bank could be exposed to the loss of the reimbursement and credit enhancement income. In accordance with the program agreement for one CCBX partner, the Company was responsible for credit losses on approximately 10% of a $317.8 million, or $32.0 million in loans that are without credit enhancement reimbursements as of March 31, 2024. Effective April 1, 2024, the agreement was modified and the Company is now responsible for 5% of the credit losses on this $317.8 million loan portfolio, or $16.0 million in loans. The allowance as of March 31, 2024 was calculated using the 5% balance as Coastal’s expected future losses are only on the 5% balance based on the updated, signed, agreement as of March 31st.
The following tables summarize the allocation of the ACL, as well as the activity in the ACL attributed to various segments in the loan portfolio, as of and for the three months ended March 31, 2024 and for the three months ended March 31, 2023:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands; unaudited)
Three Months Ended March 31, 2024
ACL balance, December 31, 2023	$8,877	$6,386	$13,049	$7,441	$81,205	$—	$116,958
Provision for credit losses or (recapture)	6,411	165	2,742	62	70,138	—	79,518
	15,288	6,551	15,791	7,503	151,343	—	196,476
Loans charged-off	(4,697)	—	(1,143)	—	(53,154)	—	(58,994)
Recoveries of loans previously charged-off	199	—	2	—	1,575	—	1,776
Net charge-offs	(4,498)	—	(1,141)	—	(51,579)	—	(57,218)
ACL balance, March 31, 2024	$10,790	$6,551	$14,650	$7,503	$99,764	$—	$139,258

Three Months Ended March 31, 2023
ACL balance, December 31, 2022	$4,831	$7,425	$4,142	$5,470	$50,996	$1,165	$74,029
Impact of adopting CECL (ASC 326)	1,428	(1,589)	1,623	1,240	2,315	(1,165)	3,852
Provision for credit losses or (recapture)	3,165	(92)	1,958	796	37,717	—	43,544
	9,424	5,744	7,723	7,506	91,028	—	121,425
Loans charged-off	(776)	—	(737)	—	(32,654)	—	(34,167)
Recoveries of loans previously charged-off	3	—	—	—	1,862	—	1,865
Net (charge-offs) recoveries	(773)	—	(737)	—	(30,792)	—	(32,302)
ACL Balance, March 31, 2023	$8,651	$5,744	$6,986	$7,506	$60,236	$—	$89,123

Table of Contents,
The following table presents the collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of the dates indicated:

	Real Estate	Total	ACL
	(dollars in thousands; unaudited)
March 31, 2024
Real estate loans:
Residential real estate	$212	$212	$—
Commercial real estate	7,731	7,731	1,096
Total	$7,943	$7,943	$1,096

	Real Estate	Total	ACL
	(dollars in thousands; unaudited)
December 31, 2023
Real estate loans:
Residential real estate	$170	$170	$—
Commercial real estate	7,145	7,145	—
Total	$7,315	$7,315	$—
Note 5 - Deposits
The composition of consolidated deposits consisted of the following at the periods indicated:

	March 31, 2024	December 31, 2023
	(dollars in thousands; unaudited)
Demand, noninterest bearing	$574,112	$625,202
Interest bearing demand and money market	2,799,667	2,640,240
Savings	74,085	76,562
Total core deposits	3,447,864	3,342,004
Brokered deposits	1	1
Time deposits less than $250,000	11,837	13,917
Time deposits $250,000 and over	3,277	4,441
Total deposits	$3,462,979	$3,360,363
The following table presents the maturity distribution of time deposits as of March 31, 2024:

(dollars in thousands; unaudited)	As of March 31, 2024
Twelve months	$10,721
One to two years	2,825
Two to three years	705
Three to four years	625
Four to five years	238
Thereafter	—
$15,114
Included in total deposits is $336.8 million in IntraFi network reciprocal interest bearing demand and money market sweep accounts as of March 31, 2024, which provides our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.

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
The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating lease liabilities. The weighted average discount rate as of March 31, 2024 was 3.88%.
The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantees.
Operating leases with terms of 12 months or less are not included in ROU assets and operating lease liabilities recorded in the Company’s consolidated balance sheet. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis. At March 31, 2024, lease expiration dates ranged from 8 months to 20.9 years, with additional renewal options on certain leases typically ranging from 1 to 10 years. At March 31, 2024, the weighted average remaining lease term inclusive of renewal options that the Company is reasonably certain to renew for the Company’s operating leases was 9.3 years.
Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $299,000 for the three months ended March 31, 2024, and $358,000 for the three months ended March 31, 2023. Variable lease components, such as inflation adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.
The following table presents the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew, at March 31, 2024:

(dollars in thousands; unaudited)	March 31, 2024

April 1 to December 31, 2024	$775
2026	977
2027	977
2028	913
2029	692
2029 and thereafter	2,763
Total lease payments	7,097
Less: amounts representing interest	1,151
Present value of lease liabilities	$5,946

Table of Contents,
The following table presents the components of total lease expense and operating cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(dollars in thousands; unaudited)
Lease expense:
Operating lease expense	$255	$321
Variable lease expense	67	52
Total lease expense (1)	$322	$373
Cash paid:
Cash paid reducing operating lease liabilities	$325	$379
(1)Included in net occupancy expense in the Condensed Consolidated Statements of Income (unaudited).
Note 7 - Stock-Based Compensation
Stock Options and Restricted Stock
The 2018 Coastal Financial Corporation Omnibus Plan (the "2018 Plan") authorizes the Company to grant awards, including but not limited to, stock options, restricted stock units, and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. On May 24, 2021, the Company’s shareholders approved the First Amendment to the 2018 Plan, which increased the authorized plan shares by 600,000. The 2018 Plan replaced the 2006 Plan for new awards. Existing awards will vest under the terms granted and no further awards will be granted under these prior plans. Shares available to be granted under the 2018 plan were 366,465 at March 31, 2024.
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
There were no new stock options granted in the three months ended March 31, 2024 and 2023.

Table of Contents,
A summary of stock option activity under the 2018 Plan and 2006 Plan during the three months ended March 31, 2024:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts; unaudited)
Outstanding at December 31, 2023	354,969	$9.11	3.3	$12,531
Granted	—	—
Exercised	(45,140)	7.98		$1,394
Expired	—	—
Forfeited	(760)	10.02
Outstanding at March 31, 2024	309,069	$9.27	3.2	$9,148
Vested or expected to vest at March 31, 2024	309,069	$9.27	3.2	$9,148
Exercisable at March 31, 2024	182,611	$8.92	2.9	$5,469
The total or aggregate intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the three months ended March 31, 2024 was $1.4 million. The total or aggregate intrinsic value of options exercised during the three months ended March 31, 2023 was $2.3 million.
As of March 31, 2024, there was $686,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan and 2006 Plan. Total unrecognized compensation costs are adjusted for unvested forfeitures. The Company expects to recognize that cost over a remaining weighted-average period of approximately 3.2 years. Compensation expense recorded related to stock options was $114,000 for the three months ended March 31, 2024 and $140,000 for the three months ended March 31, 2023.
Restricted Stock Units
In the first quarter of 2024, the Company granted 76,473 restricted stock units ("RSUs") under the 2018 Plan to employees, which vest ratably over 4 years and 3,174 RSUs to employees which vest ratably over 5 years.
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
As of March 31, 2024, there was $10.9 million of total unrecognized compensation cost related to nonvested RSUs. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 4.7 years. Compensation expense recorded related to RSUs was $945,000 for the three months ended March 31, 2024 and $812,000 for the three months ended March 31, 2023.

Table of Contents,
A summary of the Company’s nonvested RSUs at March 31, 2024 and changes during the three month period is presented below:

Nonvested shares - RSUs	Number of Shares	Weighted- Average Grant Date Fair Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2023	409,271	$31.22
Granted	79,647	$38.06
Forfeited or expired	(12,168)	$36.40
Vested	(57,841)	$33.36
Nonvested shares at March 31, 2024	418,909	$32.07
Restricted Stock Awards
Employees
There were no new restricted stock awards granted in the three months ended March 31, 2024. The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.
As of March 31, 2024, there was $34,000 of total unrecognized compensation cost related to nonvested restricted stock awards. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 3.8 years. Compensation expense recorded related to restricted stock awards was $2,000 for the three months ended March 31, 2024 and March 31, 2023.
Director’s Stock Compensation
Under the 2018 Plan, eligible directors are granted stock with a total market value of approximately $45,000, and the Board Chair is granted stock with a total market value of approximately $75,000. Committee chairs receive additional stock in an amount that varies depending upon the nature and frequency of the committee meetings. The audit committee chair receives additional stock with a market value of approximately $10,000, non-financial risk and compensation committee chairs receive additional stock with a market value of approximately $7,500, and all other committee chairs receive additional stock with a market value of approximately $5,000. Stock is granted as of each annual meeting date and vest one day prior to the next annual meeting date. During the vesting period, the grants are considered participating securities.
As of March 31, 2024, there was $76,000 of total unrecognized compensation expense related to director restricted stock awards which the Company expects to recognize over the remaining average vesting period of approximately 0.2 years. Director compensation expense recorded related to the 2018 Plan totaled $118,000 for the three months ended March 31, 2024 and $96,000 for the three months ended March 31, 2023.

Table of Contents,
A summary of the Company’s nonvested shares at March 31, 2024 and changes during the three-month period is presented below:

Nonvested shares - RSAs	Number of Shares	Weighted- Average Grant Date Fair Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2023	16,038	$32.41
Granted	—	$—
Forfeited	—	$—
Vested	(500)	$17.81
Nonvested shares at March 31, 2024	15,538	$32.88
Note 8 - Fair Value Measurements
The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	March 31, 2024		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$32,790	$32,790	$32,790	$—	$—
Interest earning deposits with other banks	482,338	482,338	482,338	—	—
Investment securities	50,090	49,791	—	49,791	—
Other investments	10,583	10,583	—	7,961	2,622
Loans receivable	3,199,554	3,102,679	—	—	3,102,679
Accrued interest receivable	24,681	24,681	—	24,681	—
Financial liabilities
Deposits	$3,462,979	3,462,458	$—	$3,462,458	$—
Subordinated debt	44,181	43,572	—	43,572	—
Junior subordinated debentures	3,590	3,498	—	3,498	—
Accrued interest payable	1,061	1,061	—	1,061	—

Table of Contents,

	December 31, 2023		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$31,345	$31,345	$31,345	$—	$—
Interest earning deposits with other banks	451,783	451,783	451,783	—	—
Investment securities	150,364	150,545	99,461	51,084	—
Other investments	10,227	10,227	—	7,605	2,622
Loans receivable, net	3,026,092	2,936,917	—	—	2,936,917
Accrued interest receivable	26,819	26,819	—	26,819	—
Financial liabilities
Deposits	$3,360,363	$3,359,867	$—	$3,359,867	$—
Subordinated debt	44,144	43,908	—	43,908	—
Junior subordinated debentures	3,590	3,491	—	3,491	—
Accrued interest payable	892	892	—	892	—
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

Table of Contents,
Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
March 31, 2024
Available-for-sale
U.S. Treasury securities	$—	$—	$—	$—
U.S. Agency collateralized mortgage obligations	—	41	—	41
Municipals	—	—	—	—
	$—	$41	$—	$41
December 31, 2023
Available-for-sale
U.S. Treasury securities	$99,461	$—	$—	$99,461
U.S. Agency collateralized mortgage obligations	—	43	—	43
U.S. Agency residential mortgage-backed securities	—	—	—	—
Municipals	—	—	—	—
	$99,461	$43	$—	$99,504
The following methods were used to estimate the fair value of the class of financial instruments above:
Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.
Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2024 and December 31, 2023. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
March 31, 2024
Collateral dependent loans	$—	$—	$6,847	$6,847
Equity securities	$—	$—	$2,622	$2,622
Total	$—	$—	$9,469	$9,469

December 31, 2023
Collateral dependent loans	$—	$—	$7,315	$7,315
Equity securities	—	—	2,622	2,622
Total	$—	$—	$9,937	$9,937
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
Assets measured at fair value using significant unobservable inputs (Level 3)
The following table presents the carrying value of equity securities without readily determinable fair values, as of March 31, 2024, with adjustments recorded during the periods presented for those securities with observable price changes, if applicable. These equity securities are included in other investments on the balance sheet.
•As of March 31, 2024 and December 31, 2023, we had a $2.2 million equity interest in a specialized bank technology company.
•We had a $350,000 equity interest in a technology company as of March 31, 2024 and December 31, 2023.
•We had a $50,000 equity interest in an additional technology company as of March 31, 2024 and December 31, 2023.

	For the Three Months Ended March 31,
(dollars in thousands; unaudited)	2024	2023
Carrying value, beginning of period	$2,622	$2,572
Purchases	—	—
Observable price change	—	—
Carrying value, end of period	$2,622	$2,572

Table of Contents,
The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the date indicated:

(unaudited)	Valuation Technique	Unobservable Inputs	March 31, 2024 Weighted Average Rate	December 31, 2023 Weighted Average Rate
Collateral dependent loans	Collateral valuations	Discount to appraised value	8.1%	8.0%
Note 9 - Earnings Per Common Share
The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(dollars in thousands, except earnings per share data; unaudited)
Net Income	$6,800	$12,391
Basic weighted average number common shares outstanding	13,340,997	13,196,960
Dilutive effect of equity-based awards	335,920	412,531
Diluted weighted average number common shares outstanding	13,676,917	13,609,491
Basic earnings per share	$0.51	$0.94
Diluted earnings per share	$0.50	$0.91
Antidilutive stock options and restricted stock outstanding	153,659	124,714
Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings, however the difference in the two-class method was not significant.
Note 10 – Segment Reporting
As defined in ASC 280, Segment Reporting, an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on an internal performance measurement accounting system, which provides line of business results. This system uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income and expense. A primary objective of this measurement system and related internal financial reporting practices are to produce consistent results that reflect the underlying financial impact of the segments on the Company and to provide a basis of support for strategic decision making. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Based on these criteria, we have identified three segments: the community bank, CCBX, and treasury & administration. The community bank segment includes all community banking activities, with a primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has 21 partners as of March 31, 2024. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments.

Table of Contents,
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

Table of Contents,
Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables for the periods indicated:

	March 31, 2024				December 31, 2023
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Assets	(dollars in thousands; unaudited)
Cash and Due from Banks	$4,711	$10,358	$500,059	$515,128	$4,702	$9,601	$468,825	$483,128
Intrabank assets	—	690,310	(690,310)	—	—	653,178	(653,178)	—
Securities	—	—	50,090	50,090	—	—	150,364	150,364
Loans held for sale	—	797	—	797	—	—	—	—
Total loans receivable	1,883,282	1,316,272	—	3,199,554	1,830,154	1,195,938	—	3,026,092
Allowance for credit losses	(21,384)	(117,874)	—	(139,258)	(21,595)	(95,363)	—	(116,958)
All other assets	29,643	165,796	43,508	238,947	30,169	136,931	43,640	210,740
Total assets	$1,896,252	$2,065,659	$(96,653)	$3,865,258	$1,843,430	$1,900,285	$9,651	$3,753,366
Liabilities
Total deposits	$1,434,030	$2,028,949	$—	$3,462,979	$1,497,601	$1,862,762	$—	$3,360,363
Total borrowings	—	—	47,771	47,771	—	—	47,734	47,734
Intrabank liabilities	452,861	—	(452,861)	—	338,614	—	(338,614)	—
All other liabilities	9,361	36,710	4,728	50,799	7,215	37,523	5,553	50,291
Total liabilities	$1,896,252	$2,065,659	$(400,362)	$3,561,549	$1,843,430	$1,900,285	$(285,327)	$3,458,388

Table of Contents,

	Three months ended March 31, 2024						Three months ended March 31, 2023
	Community Bank		CCBX	Treasury & Administration		Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
	(dollars in thousands; unaudited)
INTEREST INCOME AND EXPENSE
Interest income	$30,052		$54,569	$5,851	$—	$90,472	$24,211	$42,220	$3,680	$70,111
Interest (expense) income intrabank transfer	(5,599)		8,151	(2,552)	—	—	(1,079)	2,652	(1,573)	—
Interest expense	6,013		22,854	669		29,536	2,534	12,424	662	15,620
Net interest income	18,440		39,866	2,630		60,936	20,598	32,448	1,445	54,491
(Recapture)/Provision for credit losses - loans	(199)		79,717	—		79,518	428	43,116	—	43,544
Provision for unfunded commitments	2,209		1,431	—		3,640	137	16	—	153
Net interest income/(expense) after provision for credit losses - loans and unfunded commitments	16,430		(41,282)	2,630		(22,222)	20,033	(10,684)	1,445	10,794
NONINTEREST INCOME
Deposit service charges and fees	896		12	—		908	899	11	—	910
Other income	285		68	138		491	191	133	137	461
BaaS program income	—		4,825	—		4,825	—	3,575	—	3,575
BaaS indemnification income	—		80,731	—		80,731	—	44,361	—	44,361
Noninterest income (1)	1,181		85,636	138		86,955	1,090	48,080	137	49,307
NONINTEREST EXPENSE
Salaries and employee benefits	6,045		7,351	4,588		17,984	5,854	5,383	4,338	15,575
Occupancy	844		101	573		1,518	1,034	86	99	1,219
Data processing and software licenses	1,025		903	964		2,892	919	535	386	1,840
Legal and professional expenses	18		2,255	1,399		3,672	254	1,768	1,040	3,062
Other expense	1,035		1,578	1,579		4,192	1,031	1,114	1,269	3,414
BaaS loan expense	—		24,837	—		24,837	—	17,554	—	17,554
BaaS fraud expense	—		923	—		923	—	1,999	—	1,999
Total noninterest expense	8,967	8,967	37,948	9,103		56,018	9,092	28,439	7,132	44,663
Net income/(loss) before income taxes	8,644		6,406	(6,335)		8,715	12,031	8,957	(5,550)	15,438
Income taxes	1,822		1,581	(1,488)		1,915	2,375	1,768	(1,096)	3,047
Net income/(loss)	$6,822		$4,825	$(4,847)		$6,800	$9,656	$7,189	$(4,454)	$12,391

Table of Contents,
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a bank holding company that operates through our wholly owned subsidiaries, Coastal Community Bank (“Bank”) and Arlington Olympic LLC . We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. Our business is conducted through three reportable segments: The community bank CCBX and treasury & administration. The community bank segment includes all community banking activities, with a primary focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has 21 partners as of March 31, 2024. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.
As of March 31, 2024, we had total assets of $3.87 billion, total loans receivable of $3.20 billion, total deposits of $3.46 billion and total shareholders’ equity of $303.7 million.
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
Financial Indicators
Below are a select number of financial highlights from our first quarter.
•Net interest margin of 6.78% for the quarter ended March 31, 2024.
•Total loans, net of deferred fees increased $173.5 million, or 5.7%, to $3.20 billion for the quarter ended March 31, 2024 as we work to build back the CCBX portfolio with new loans, subject to enhanced credit standards, following several periods of shrinking this portfolio as part of our strategy to reduce risk, optimize the CCBX loan portfolio through higher quality new loan originations and strengthen the balance sheet through enhanced credit standards.
◦Community bank loans increased $53.1 million, or 2.9%, to $1.88 billion.
◦CCBX loans increased $120.3 million, or 10.1%, to $1.32 billion.
•Total of $100.5 million CCBX loans sold during the quarter ended March 31, 2024 as management continued to sell loans as part of our strategy to reduce risk, optimize the CCBX loan portfolio through higher quality new loan originations and strengthen our balance sheet through enhanced credit standards.
•Deposits increased $102.6 million, or 3.1%, to $3.46 billion as of March 31, 2024 compared to $3.36 billion as of December 31, 2023.
◦CCBX deposit growth of $166.2 million, or 8.9%, to $2.03 billion.

Table of Contents,
▪CCBX deposit growth is net of an additional $92.2 million in CCBX deposits that were transferred off balance sheet to provide increased Federal Deposit Insurance Corporation ("FDIC") insurance coverage purposes, compared to $69.4 million for the quarter ended December 31, 2023. Amounts in excess of FDIC insurance coverage are transferred, using a third party facilitator/vendor sweep product, to participating financial institutions.
◦Community bank deposits decreased $63.6 million, or 4.2%, to $1.43 billion.
▪We focus on growing and retaining less costly core deposits by not globally matching increases in rates on interest bearing deposits by our competitors and letting higher rate deposits run-off; additional exception pricing tactics were added as a strategy at the end of the first quarter of 2024 to retain and more effectively compete in the market.
▪Includes noninterest bearing deposits of $515.4 million or 35.9% of total community bank deposits.
▪Community bank cost of deposits was 1.66%.
◦Uninsured deposits of $495.6 million, or 14.3% of total deposits as of March 31, 2024, compared to $558.6 million, or 16.6% of total deposits as of December 31, 2023.
•Liquidity/Borrowings as of March 31, 2024:
◦Capacity to borrow up to $659.5 million from Federal Home Loan Bank and the Federal Reserve Bank discount window with no borrowings taken under these facilities during the quarter or three months ended March 31, 2024.
•Investment Portfolio as of March 31, 2024:
◦Available for sale ("AFS") investments of $41,000, compared to $99.5 million as of December 31, 2023, of with a weighted average remaining life of 4.3 years as of March 31, 2024. $100.0 million in AFS U.S. Agency securities matured during the quarter ended March 31, 2024.
◦Held to maturity ("HTM") investments of $50.0 million, of which 100% are U.S. Agency mortgage backed securities held for CRA purposes. The market value of the HTM investments is $299,000 less than the carrying value, the weighted average remaining life is 14.6 years as of March 31, 2024 and the weighted average yield is 5.46% for the quarter ended March 31, 2024.
•Cost of deposits of 3.49% for the quarter ended March 31, 2024.
•Continued investment in technology to build and enhance the BaaS infrastructure, increase automation, enhance operational efficiency and productivity requires significant upfront expense, but is necessary for long-term success.
•Decrease in net income driven by $2.3 million in unanticipated expenses, net of income tax, (more information is provided on these expenses under "Results of Operations").
Deposits increased $102.6 million, or 3.1% to $3.46 billion as of March 31, 2024 compared to $3.36 billion as of December 31, 2023. Fully insured IntraFi network reciprocal deposits decreased $3.4 million to $336.8 million as of March 31, 2024, compared to $340.1 million as of December 31, 2023. These fully insured sweep deposits allow the Bank to fully insure their larger customer deposits through a sweep and exchange of deposits with other financial institutions. Total loans, net of deferred fees increased $173.5 million, or 5.7%, during the three months ended March 31, 2024 to $3.20 billion, compared to $3.03 billion at December 31, 2023. Community bank loans increased $53.1 million, or 2.9%, and CCBX loans increased $120.3 million, or 10.1%. The size of our CCBX loan portfolio increased during the quarter ended March 31, 2024 and we expect it to continue increasing as we work to grow the portfolio with loans that are subject to increased underwriting standards. CCBX loan growth is net of $100.5 million in CCBX loans sold during the quarter ended March 31, 2024. We continue to monitor and manage the CCBX loan portfolio, and will continue to sell CCBX loans in the coming months as we work to strengthen the balance sheet by optimizing our CCBX portfolio through new partners, products and building on our existing relationships. At the same time we will be focused on increasing our efficiency and using technology to reduce future expense growth. Our liquidity position is supported by diligent management of our liquid assets and liabilities as well as maintaining access to alternative sources of funds. As of March 31, 2024 we had $515.1 million in cash on the balance sheet and the capacity to borrow up to $659.5 million from Federal Home Loan Bank and the Federal Reserve Bank discount window. We did not draw down on either facility at any point in the three months ending March 31, 2024. Cash on the balance sheet and borrowing capacity total $1.17 billion and represented 33.9% of total deposits and exceeded our $495.6 million in uninsured deposits as of March 31, 2024. Our AFS securities portfolio of $41,000 has a weighted average remaining maturity of just 4 years, 4 months. Unrealized losses on the AFS securities portfolio were $3,374, or 0.001%, of shareholders' equity as of March 31, 2024.

Table of Contents,
As we continue to focus on our BaaS business, we intend to concentrate on working with larger partners and optimizing our CCBX loan portfolio so we can grow and advance our presence in the BaaS space. Our strategy for new CCBX partnerships is to focus on larger, more established partners, including national and publicly-traded companies with experienced management teams, existing customer bases and strong financial positions. This strategy will likely yield fewer, but larger, CCBX partnerships moving forward. We are being more intentional in our selection of products and partnerships that best serve our customers and shareholders in order to achieve our long term profitability objectives. We anticipate continuing to look for opportunities to grow our Company and will focus on the long term, holding down deposits costs when possible and managing expense through efficient use of technology.
Results of Operations
Net Income
Comparison of the quarter ended March 31, 2024 to the comparable quarter in the prior year
Net income for the three months ended March 31, 2024 was $6.8 million, or $0.50 per diluted share, compared to $12.4 million, or $0.91 per diluted share, for the three months ended March 31, 2023. The decrease in net income over the comparable period in the prior year was primarily attributable to a $13.9 million increase in interest expense due to an increase in average interest bearing deposits and an increase of in cost of deposits as a result of higher interest rates, an increase in the provision for credit losses - loans of $39.5 million, related to CCBX loan growth, and $11.4 million more in noninterest expense, also largely related to CCBX loan growth, increases in salary expense and professional fees and a number of unanticipated expenses incurred during the quarter ended March 31, 2024 described in more detail below. These increases in expense were partially offset by a $20.4 million increase in interest income and $37.6 million increase in noninterest income. The increase in noninterest income, provision expense and noninterest expense are all largely related to increased CCBX loan and deposit activity. In accordance with GAAP, we recognize as revenue (1) the right to be indemnified or reimbursed for fraud losses on CCBX customer loans and deposits and (2) the right to be indemnified for credit losses by our partners for expected credit losses related to loans they originate and unfunded commitments from such loans. CCBX customer credit losses are recognized in the allowance for credit loss and fraud loss is recognized in BaaS noninterest expense. For more information on the accounting for BaaS allowance for credit losses, reserve for unfunded commitments, credit enhancements and fraud enhancements see the section titled “CCBX – BaaS Reporting Information.”

During the quarter ended March 31, 2024, we incurred a number of unanticipated expenses. Below is a summary non-GAAP reconciliation of the financial effects of these items.

	Three Months Ended
Non-GAAP Reconciliation of Unanticipated Expenses	March 31, 2024
(dollars in thousands; unaudited)	Actual	Unanticipated Expenses	Adjusted
Net interest income	$60,936	$—	$60,936
Provision for credit losses	(83,158)	(1,096)	(82,062)
Noninterest income	86,955	—	86,955
Noninterest expense(1)	(56,018)	(1,915)	(54,103)
Income before provision for income tax	8,715	(3,010)	11,725
Provision for income tax	(1,915)	662	(2,577)
Net income	$6,800	$(2,348)	$9,148
(1) Table below shows the detail of unanticipated noninterest expense shown in table above:

Unanticipated noninterest expense:
Audit and accounting services	$849
Contract termination fee	600
Operational loss	122
Employment realignment costs	343
Total unanticipated noninterest expense items	$1,915

Table of Contents,
Net Interest Income
Comparison of the quarter ended March 31, 2024 to the comparable quarter in the prior year
Net interest income for the three months ended March 31, 2024 was $60.9 million, compared to $54.5 million for the three months ended March 31, 2023, an increase of $6.4 million, or 11.8%. Yield on loans receivable was 10.85% for the three months ended March 31, 2024, compared to 9.95% for the three months ended March 31, 2023. The increase in net interest income compared to the quarter ended March 31, 2023 was largely related to increased yield on loans from growth in higher yielding loans, primarily from CCBX, and the overall increase in interest rates resulting from the Federal Open Market Committee (“FOMC”) raising rates 0.50% since March 31, 2023 to 5.50%, with the last increase during such period on July 26, 2023. As of March 31, 2023, the FOMC had set the interest rates at 5.00%. This increase in interest rates since then impacts our existing variable rate loans as well as rates on new loans. We continue to monitor the impact of these increases in interest rates. Total average loans receivable for the three months ended March 31, 2024 was $3.14 billion, compared to $2.71 billion for the three months ended March 31, 2023.
Total interest and fees on loans totaled $84.6 million for the three months ended March 31, 2024 compared to $66.4 million for the three months ended March 31, 2023. The $18.2 million increase in interest and fees on loans for the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023, was largely due to increased yield on loans from growth in higher yielding loans, primarily from CCBX, combined with the overall increase in interest rates. After several quarters of selling loans with higher credit risk, we expect total interest and fees on loans to increase as volume increases, despite yields stabilizing, as we build back our CCBX portfolio with loans that have enhanced credit standards but lower yields, compared to previous periods when credit risk and loan yields were higher. Total loans receivable was $3.20 billion at March 31, 2024, compared to $2.84 billion at March 31, 2023. CCBX average loans receivable was $1.27 billion for the quarter ended March 31, 2024, compared to $1.06 billion for the quarter ended March 31, 2023, an increase of $201.7 million, or 19.0%. Average CCBX yield of 17.34% was earned on CCBX loans for the quarter ended March 31, 2024, compared to 16.09% for the quarter ended March 31, 2023. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Also impacting the increase in loan interest is the increase in interest rates on variable rate loans resulting from the continued high interest rate environment. The FOMC has increased interest rates from 5.00% as of March 31, 2023 to 5.50% as of March 31, 2024. We continue to monitor the impact of these increases in interest rates.
Interest income from interest earning deposits with other banks was $4.8 million for the quarter ended March 31, 2024, an increase of $1.7 million, or 54.3%, due to an increase in balances and higher interest rates, compared to the quarter ended March 31, 2023. The average balance of interest earning deposits invested with other banks for the three months ended March 31, 2024 was $350.9 million, compared to $271.7 million for the three months ended March 31, 2023. The yield on these interest earning deposits with other banks increased 0.86%, to 5.48% compared to 4.62% at March 31, 2023. Interest income on investment securities increased $481,000 to $1.0 million at March 31, 2024, compared to $553,000 at March 31, 2023. Average investment securities increased $13.1 million from $102.2 million for the three months ended March 31, 2023, to $115.4 million for the three months ended March 31, 2024, and, as a result of higher interest rates, average yield increased to 3.60% for the three months ended March 31, 2024, compared to 2.19% for the three months ended March 31, 2023. The increase in average investment securities is a result of purchasing additional U.S. Agency mortgage backed securities for CRA purposes. CRA securities are designated held-to-maturity ("HTM") and the weighted average yield of those securities was 5.46% for the quarter ended March 31, 2024.
Interest expense was $29.5 million for the quarter ended March 31, 2024, a $13.9 million increase from the quarter ended March 31, 2023. Interest expense on deposits was $28.9 million for the quarter ended March 31, 2024, compared to $15.0 million for the quarter ended March 31, 2023. The $13.9 million increase in interest expense on deposits was due to an increase of $658.7 million in interest bearing deposits as well as a 1.32% increase in interest rates on deposit accounts. While we continue working to hold down deposit costs, higher short-term interest rates for longer and future interest rate changes will impact our cost of deposits. Interest on borrowed funds was $669,000 for the quarter ended March 31, 2024, compared to $662,000 for the quarter ended March 31, 2023. Interest expense on interest bearing deposits increased compared to the quarter ended March 31, 2023 as a result of an increase in CCBX deposits that are tied to, and reprice when, the FOMC raises rates. Similarly, most of our CCBX loans also reprice when the FOMC raises interest rates. Interest expense will be impacted by any additional FOMC interest rate changes in future periods.
Net interest margin was 6.78% for the three months ended March 31, 2024, compared to 7.15% for the three months ended March 31, 2023. The decrease in net interest margin compared to the three months ended March 31, 2023 was largely due

Table of Contents,
to an increase in cost of deposits. Increases in rates on interest bearing deposits by our competitors and the growth in higher cost CCBX deposits contributed to an overall increase in interest expense on interest bearing deposits. Additionally, the actions we took in an effort to strengthen our balance sheet by selling higher risk and higher yielding loans or letting such loans mature during the quarters ended September 30, 2023, December 31, 2023 and March 31, 2024 will continue to impact net interest margin in future quarters.
Cost of funds was 3.52% for the quarter ended March 31, 2024, which is an increase of 1.33% from the quarter ended March 31, 2023. Cost of deposits for the quarter ended March 31, 2024 was 3.49%, which was a 1.36% increase, from 2.13% for the quarter ended March 31, 2023. These increases were largely due to an increase in higher cost CCBX deposits and a higher interest rate environment compared to March 31, 2023 as the FOMC raised the Fed funds rate 0.50% from March 31, 2023 to March 31, 2024.
Total yield on loans receivable for the quarter ended March 31, 2024 was 10.85%, compared to 9.95% for the quarter ended March 31, 2023. This increase in yield on loans receivable is primarily attributed to an increase in higher rate CCBX loans. For the quarter ended March 31, 2024, average CCBX loans increased $201.7 million, or 19.0%, with an average CCBX yield of 17.34%, compared to 16.09% at the quarter ended March 31, 2023. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Average community bank loans increased $227.4 million, or 13.8%. Average yield on community bank loans for the three months ended March 31, 2024 was 6.46% compared to 5.97% for the three months ended March 31, 2023.
The following tables (1) show the average yield on loans and cost of deposits by segment and (2) illustrate how BaaS loan interest income is affected by BaaS loan expense resulting in net BaaS loan income and the associated yield for the periods indicated:

	For the Three Months Ended
	March 31, 2024		March 31, 2023
(unaudited)	Yield on Loans (2)	Cost of Deposits (2)	Yield on Loans (2)	Cost of Deposits (2)
Community Bank	6.46%	1.66%	5.97%	0.66%
CCBX(1)	17.34%	4.93%	16.09%	3.89%
Consolidated	10.85%	3.49%	9.95%	2.13%
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
(2)Annualized calculations shown for periods presented.

	For the Three Months Ended
	March 31, 2024		March 31, 2023
(dollars in thousands, unaudited)	Income / Expense	Income / expense divided by average CCBX loans (2)	Income / Expense	Income / expense divided by average CCBX loans (2)
BaaS loan interest income	$54,569	17.34%	$42,220	16.09%
Less: BaaS loan expense	24,837	7.89%	17,554	6.69%
Net BaaS loan income (1)	$29,732	9.45%	$24,666	9.40%
Average BaaS Loans(3)	$1,265,857		$1,064,192
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2)Annualized calculations shown for periods presented.
(3)Includes loans held for sale.
For the three months ended March 31, 2024, net interest margin (net interest income divided by the average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest

Table of Contents,
bearing liabilities) were 6.78% and 5.79%, respectively, compared to 7.15% and 6.20%, respectively, for the three months ended March 31, 2023.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan costs, net of fees included in interest income totaled $1.9 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Three Months Ended March 31,
	2024			2023
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Assets
Interest earning assets:
Interest earning deposits with other banks	$350,868	$4,780	5.48%	$271,700	$3,097	4.62%
Investment securities, available for sale (2)	64,878	349	2.16	100,273	535	2.16
Investment securities, held to maturity (2)	50,490	685	5.46	1,955	18	3.73
Other investments	10,262	37	1.45	10,633	30	1.14
Loans receivable (3)	3,137,271	84,621	10.85	2,708,177	66,431	9.95
Total interest earning assets	3,613,769	90,472	10.07	3,092,738	70,111	9.19
Noninterest earning assets:
Allowance for credit losses	(114,985)			(81,086)
Other noninterest earning assets	229,437			172,161
Total assets	$3,728,221			$3,183,813

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$2,728,884	$28,867	4.25%	$2,070,217	$14,958	2.93%
FHLB advances and other borrowings	5	—	—	—	—	—
Subordinated debt	44,159	598	5.45	44,010	599	5.52
Junior subordinated debentures	3,590	71	7.95	3,588	63	7.12
Total interest bearing liabilities	2,776,638	29,536	4.28	2,117,815	15,620	2.99
Noninterest bearing deposits	595,693			775,940
Other liabilities	58,829			37,448
Total shareholders' equity	297,061			252,610
Total liabilities and shareholders' equity	$3,728,221			$3,183,813
Net interest income		$60,936			$54,491
Interest rate spread			5.79%			6.20%
Net interest margin (4)			6.78%			7.15%
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

Table of Contents,
The following table presents an analysis of certain average balances, interest income and expense by segment:

	For the Three Months Ended
	March 31, 2024			March 31, 2023
(dollars in thousands, unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Community Bank
Assets
Interest earning assets:
Loans receivable (2)	$1,871,414	$30,052	6.46%	$1,643,985	$24,211	5.97%
Intrabank asset	—	—	—	—	—	—
Total interest earning assets	1,871,414	30,052	6.46	1,643,985	24,211	5.97
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$922,340	$6,013	2.62%	$853,152	$2,534	1.20%
Intrabank liability	410,993	5,599	5.48	94,668	1,079	4.62
Total interest bearing liabilities	1,333,333	11,612	3.50	947,820	3,613	1.55
Noninterest bearing deposits	538,081			696,166
Net interest income		$18,440			$20,598
Net interest margin(3)			3.96%			5.08%

CCBX
Assets
Interest earning assets:
Loans receivable (2)(4)	$1,265,857	$54,569	17.34%	$1,064,192	$42,220	16.09%
Intrabank asset	598,299	8,151	5.48	232,647	2,652	4.62
Total interest earning assets	1,864,156	62,720	13.53	1,296,839	44,872	14.03
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$1,806,544	$22,854	5.09%	$1,217,065	$12,424	4.14%
Total interest bearing liabilities	1,806,544	22,854	5.09	1,217,065	12,424	4.14
Noninterest bearing deposits	57,612			79,774
Net interest income		$39,866			$32,448
Net interest margin(3)			8.60%			10.15%
Net interest margin, net of Baas loan expense (5)			3.24%			4.66%

Table of Contents,

	For the Three Months Ended
	March 31, 2024			March 31, 2023
(dollars in thousands, unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Treasury & Administration
Assets
Interest earning assets:
Interest earning deposits with other banks	$350,868	$4,780	5.48%	$271,700	$3,097	4.62%
Investment securities, available for sale (6)	64,878	349	2.16	100,273	535	2.16
Investment securities, held to maturity (6)	50,490	685	5.46	1,955	18	3.73
Other investments	10,262	37	1.45	10,633	30	1.15
Total interest earning assets	476,498	5,851	4.94	384,561	3,680	3.88%
Liabilities
Interest bearing liabilities:
FHLB advances and borrowings	$5	$—	5.43%	—	—	—%
Subordinated debt	44,159	598	5.45	44,010	599	5.52
Junior subordinated debentures	3,590	71	7.95	3,588	63	7.12
Intrabank liability, net (7)	187,306	2,552	5.48	137,979	1,573	4.62
Total interest bearing liabilities	235,060	3,221	5.51	185,576	2,235	4.89
Net interest income		$2,630			$1,445
Net interest margin(3)			2.22%			1.52%
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

Table of Contents,
The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the $6.1 million increase in loan interest income that is attributed to an increase in loan rates and $12.1 million increase in loan interest income that is attributed to an increase in loan volume. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Three months ended March 31, 2024 Compared to Three months ended March 31, 2023
	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands; unaudited)	Volume	Rate
Interest income:
Interest earning deposits	$1,103	$580	$1,683
Investment securities, available for sale	(186)	—	(186)
Investment securities, held to maturity	659	8	667
Other Investments	(1)	8	7
Loans receivable	12,112	6,078	18,190
Total increase in interest income	13,687	6,674	20,361

Interest expense:
Interest bearing deposits	7,074	6,835	13,909
Subordinated debt	7	(8)	(1)
Junior subordinated debentures	1	7	8
Total increase in interest expense	7,082	6,834	13,916
Increase in net interest income	$6,605	$(160)	$6,445
Provision for Credit Losses
The provision for credit losses - loans is an expense we incur to maintain an allowance for credit losses at a level that management deems appropriate to absorb inherent losses on existing loans in accordance with GAAP. For a description of the factors taken into account by our management in determining the allowance for credit losses see “—Financial Condition—Allowance for Credit Losses.”
The economic environment is continuously changing, due to the pace of economic growth, inflation, higher interest rates, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, the political environment and trade issues that may impact the provision and therefore the allowance. Gross loans, excluding loans held for sale, totaled $3.20 billion at March 31, 2024. The allowance for credit losses as a percentage of loans was 4.35% at March 31, 2024, compared to 3.14% at March 31, 2023.
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
Comparison of the quarter ended March 31, 2024 to the comparable quarter in the prior year
The provision for credit losses - loans for the three months ended March 31, 2024 was $79.5 million, compared to $43.5 million for the three months ended March 31, 2023. The increase in the Company’s provision for credit losses - loans during the quarter ended March 31, 2024, is largely related to the provision for CCBX partner loans. During the quarter ended March 31, 2024, a $79.7 million provision for credit losses - loans was recorded for CCBX partner loans based on

Table of Contents,
management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a recapture for credit losses - loans of $199,000 was needed for the quarter ended March 31, 2024.
The following table shows the provision expense by segment for the periods indicated:

	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2024	March 31, 2023
Community bank	$(199)	$428
CCBX	79,717	43,116
Total provision expense	$79,518	$43,544
Net charge-offs for the quarter ended March 31, 2024 totaled $57.2 million, or 7.34% of total average loans, compared to $32.3 million, or 4.84% of total average loans, for the quarter ended March 31, 2023. Net charge-offs were up in 2024 compared to 2023 due to an increase in loans originated through CCBX partners which have a a higher level of expected losses than our community bank loans as reflected in the factors for allowance for credit losses. In accordance with GAAP, CCBX losses are recorded as charge-offs, but CCBX partner agreements provide for a credit enhancement that indemnifies or reimburses the Bank for net-charge-offs on CCBX loans and negative deposit accounts, except in accordance with the program agreement for one partner where the Company was responsible for credit losses on approximately 10% of a $317.8 million loan portfolio. At March 31, 2024, our portion of this portfolio represented $32.0 million in loans. Effective April 1, 2024 the agreement was modified and the Company is now responsible for 5% of the credit losses on this loan portfolio. For the three months ended March 31, 2024, $57.2 million of net charge-offs were recognized for CCBX loans and $11,000 net charge-offs were recognized on community bank loans. For the three months ended March 31, 2023, $32.3 million of net charge-offs were recognized on CCBX loans and $45,000 of net charge-offs were recognized for community bank loans.
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
The following table shows the total charge-off activity by segment for the periods indicated:

	Three Months Ended
	March 31, 2024			March 31, 2023
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$15	$58,979	$58,994	$50	$34,117	$34,167
Gross recoveries	(4)	(1,772)	(1,776)	(5)	(1,860)	(1,865)
Net charge-offs	$11	$57,207	$57,218	$45	$32,257	$32,302
Net charge-offs to average loans (1)	—%	18.18%	7.34%	0.01%	12.29%	4.84%
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

Table of Contents,
Comparison of the quarter ended March 31, 2024 to the comparable quarter in the prior year
For the three months ended March 31, 2024, noninterest income totaled $87.0 million, an increase of $37.6 million, or 76.4%, compared to $49.3 million for the three months ended March 31, 2023.
The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2024	2023
Deposit service charges and fees	$908	$910	$(2)	(0.2)%
Gain on sales of loans, net	—	123	(123)	(100.0)
Unrealized gain (loss) on equity securities, net	15	39	(24)	(61.5)
Loan referral fees	168	—	168	100.0
Other	308	299	9	3.0
Noninterest income, excluding BaaS program income and BaaS indemnification income	1,399	1,371	28	2.0
Servicing and other BaaS fees	1,131	948	183	19.3
Transaction fees	1,122	917	205	22.4
Interchange fees	1,539	789	750	95.1
Reimbursement of expenses	1,033	921	112	12.2
BaaS program income	4,825	3,575	1,250	35.0
BaaS credit enhancements	79,808	42,362	37,446	88.4
Baas fraud enhancements	923	1,999	(1,076)	(53.8)
BaaS indemnification income	80,731	44,361	36,370	82.0
Total BaaS income	85,556	47,936	37,620	78.5
Total noninterest income	$86,955	$49,307	$37,648	76.4%
Summary of significant noninterest income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023
A description of our largest noninterest income categories are below:
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

Table of Contents,
Our CCBX segment continues to evolve, and we now have 21 relationships, at varying stages, as of March 31, 2024.  We continue to refine the criteria for CCBX partnerships and are exiting relationships where it makes sense and are focusing on expanding and developing relationships with larger and more established partners, with experienced management teams, existing customer bases and strong financial positions. The sale of certain CCBX loans during the third and fourth quarters of 2023 and first quarter of 2024 is part of our strategy to strengthen the balance sheet and lower the overall potential credit risk in our loan portfolio. These sales resulted in a tighter interest margin in the quarter ended March 31, 2024, as higher quality loans yield less than higher risk loans. The size of our CCBX loan portfolio increased during the quarter ended March 31, 2024 and we expect it to continue increasing as we work to grow the portfolio with loans that are subject to increased underwriting standards.
The following table illustrates the activity and evolution in CCBX relationships for the periods presented.

	As of
(unaudited)	March 31, 2024	March 31, 2023
Active	19	18
Friends and family / testing	1	1
Implementation / onboarding	1	1
Signed letters of intent	0	4
Wind down - active but preparing to exit relationship	0	1
Total CCBX relationships	21	25
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
Unrealized (loss)/gain on equity securities, net. During the three months ended March 31, 2024, we recognized an unrealized gain on equity securities of $15,000, compared to the same period ended March 31, 2023, when there was an unrealized gain of $39,000 recognized. We hold $3.0 million in equity securities focused on entities providing products to the BaaS and financial services space.
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

Table of Contents,
Comparison of the quarter ended March 31, 2024 to the comparable quarter in the prior year
For the three months ended March 31, 2024, noninterest expense totaled $56.0 million, an increase of $11.4 million, or 25.4%, compared to $44.7 million for the three months ended March 31, 2023. The increase of noninterest expenses was driven in part by approximately $3.0 million in unanticipated expenses incurred during the quarter ended March 31, 2024 described under the heading “Results of Operations - Net Income—Comparison of the quarter ended March 31, 2024 to the comparable quarter in the prior year.” Compared to the three months ended March 31, 2023, there was a $977,000 increase in other expenses primarily due to expenses from exit costs associated with a fraud/compliance vendor of $600,000 and an operational loss of $122,000, a $1.1 million increase in data processing and software licenses due to enhancements in technology and a $116,000 increase in point of sale expenses which is attributed to increased CCBX activity.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2024	2023
Salaries and employee benefits	$17,984	$15,575	$2,409	15.5%
Legal and professional expenses	3,672	3,062	610	19.9
Data processing and software licenses	2,892	1,840	1,052	57.2
Occupancy	1,518	1,219	299	24.5
Point of sale expense	869	753	116	15.4
FDIC assessments	683	595	88	14.8
Excise taxes	320	455	(135)	(29.7)
Director and staff expenses	400	626	(226)	(36.1)
Marketing	53	95	(42)	(44.2)
Other	1,867	890	977	109.8
Noninterest expense, excluding BaaS loan and BaaS fraud expense	30,258	25,110	5,148	20.5
BaaS loan expense	24,837	17,554	7,283	41.5
BaaS fraud expense	923	1,999	(1,076)	(53.8)
BaaS loan and fraud expense	25,760	19,553	6,207	31.7
Total noninterest expense	$56,018	$44,663	$11,355	25.4%
Summary of significant noninterest expense for the three months ended March 31, 2024 compared to the three months ended March 31, 2023
A description of our largest noninterest expense categories are below:
Salaries and Employee Benefits. Salaries and employee benefits are one of the largest components of noninterest expense and include payroll expense, incentive compensation costs, equity compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits continue to increase primarily due to continued hiring staff for our CCBX segment and additional staff for our ongoing growth initiatives. As our CCBX activities grow, we expect to continue to add employees to support these lines of business and to also automate our processes to reduce or slow future growth in hiring. During the three months ended March 31, 2024 salaries and employee benefits included one-time expenses of $344,000 for certain retirement costs and other expenses incurred as part of our long-term strategy for enhanced efficiencies while holding staffing fairly level in 2024. As of March 31, 2024, we had 486 full-time equivalent employees, compared to 461 at March 31, 2023, a 5.4% increase.
Legal and Professional Expenses. Legal and professional costs include legal, audit and accounting expenses, consulting fees, fees for recruiting and hiring employees, and IT related security expenses. These expenses fluctuate with the consulting costs related to risk management, development of contracts for CCBX customers, audit and accounting needs, and are impacted by our reporting cycle and timing of legal and professional services. The expenses also reflect the costs associated with our infrastructure enhancement projects to improve our processing, automate processes, reduce compliance

Table of Contents,
costs and enhance our data management. The increase in legal and professional fees was related to data and risk management, building out our infrastructure and increased consulting expenses for projects.
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
FDIC Assessments. FDIC assessments are assessed to fund the Deposit Insurance Fund (“DIF”) to insure and protect the depositors of insured banks and to resolve failed banks. The assessment rate is based on a number of factors and recalculated each quarter. As deposits increase, the FDIC assessment expense will generally increase. On October 18, 2022 the FDIC finalized an increase of 2 basis points in the initial base deposit insurance assessment rates schedules, beginning with the first quarterly assessment period of 2023. The rise is intended to increase the reserve ratio of the Deposit Insurance Fund to 1.35%, the statutory requirement. The increase in the base rates will remain in place until the reserve ratio reaches or exceeds 2.0%. The reserve ratio is 1.15% as of December 31, 2023. The reserve ratio is negatively affected by growth in assets and bank failures.
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
Other. This category includes dues and memberships, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officer’s insurance, donations, and miscellaneous other expenses.
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

Table of Contents,
resulting in a net impact of zero to the income statement. For more information on the accounting for BaaS loan and fraud expenses see the section titled “CCBX – BaaS Reporting Information.”
The following table presents, for the periods indicated, the BaaS loan and fraud expenses:

	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2024	March 31, 2023
BaaS loan expense	$24,837	$17,554
BaaS fraud expense	923	1,999
Total BaaS loan and fraud expense	$25,760	$19,553
Income Tax Expense
The amount of income tax expense we incur is impacted by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce our deferred tax assets to the amount expected to be realized. The Company is subject to various state taxes that are assessed as CCBX activities and employees expand into other states, which increases the overall tax rate used in calculating the provision for income taxes in the current and future periods.
Comparison of the quarter ended March 31, 2024 to the comparable quarter in the prior year
For the three months ended March 31, 2024, income tax expense totaled $1.9 million, compared to $3.0 million for the three months ended March 31, 2023. The $1.1 million decrease in income tax expense is the result of lower net income. The effective tax rate was 22.0% for the three months ended March 31, 2024, compared to 19.7% for the three months ended March 31, 2023. The effective tax rate was higher for the three months ended March 31, 2024 due to the addition of various state taxes that are being assessed as CCBX activities and employees expand into other states.
Segment Information
Based on the criteria of ASC 280, Segment Reporting, we have identified three segments: the community bank, CCBX and treasury & administration. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has 21 partners as of March 31, 2024, 19 that are active with two more currently in the testing or implementation stage as of March 31, 2024. The treasury & administration segment includes treasury management, overall administration and all other aspects of the Company.
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

Table of Contents,
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

Table of Contents,
The following table presents summary financial information for each segment for the periods indicated:

	March 31, 2024				December 31, 2023
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Assets
Cash and due from banks	$4,711	$10,358	$500,059	$515,128	$4,702	$9,601	$468,825	$483,128
Intrabank asset	—	690,310	(690,310)	—	—	653,178	(653,178)	—
Securities	—	—	50,090	50,090	—	—	150,364	150,364
Loans held for sale	—	797	—	797	—	—	—	—
Total loans receivable	1,883,282	1,316,272	—	3,199,554	1,830,154	1,195,938	—	3,026,092
Allowance for credit losses	(21,384)	(117,874)	—	(139,258)	(21,595)	(95,363)	—	(116,958)
All other assets	29,643	165,796	43,508	238,947	30,169	136,931	43,640	210,740
Total assets	$1,896,252	$2,065,659	$(96,653)	$3,865,258	$1,843,430	$1,900,285	$9,651	$3,753,366
Liabilities
Total deposits	$1,434,030	$2,028,949	$—	$3,462,979	$1,497,601	$1,862,762	$—	$3,360,363
Total borrowings	—	—	47,771	47,771	—	—	47,734	47,734
Intrabank liability	452,861	—	(452,861)	—	338,614	—	(338,614)	—
All other liabilities	9,361	36,710	4,728	50,799	7,215	37,523	5,553	50,291
Total liabilities	$1,896,252	$2,065,659	$(400,362)	$3,561,549	$1,843,430	$1,900,285	$(285,327)	$3,458,388

Table of Contents,
Community bank total assets as of March 31, 2024 increased $52.8 million, or 2.9%, to $1.90 billion, compared to $1.84 billion as of December 31, 2023. Loans receivable net of deferred fees for the community bank segment increased $53.1 million, or 2.9%, to $1.88 billion as of March 31, 2024, compared to $1.83 billion as of December 31, 2023. The increase in community bank loans receivable is the result of gross loan growth of $53.2 million. Total community bank deposits decreased $63.6 million, or 4.24%, to $1.43 billion, as of March 31, 2024, compared to $1.50 billion as of December 31, 2023. The decrease in community bank deposits was a result of pricing disciplines as some customer sought higher rate products elsewhere. Additional exception pricing tactics were added as a strategy at the end of the first quarter of 2024 to retain deposits and more effectively compete in the market. Our cost of deposits for the community bank was 1.66% for the three months ended March 31, 2024.
CCBX total assets as of March 31, 2024 increased $165.4 million, or 8.7%, to $2.07 billion, compared to $1.90 billion as of December 31, 2023. During the three months ended March 31, 2024, $101.3 million in CCBX loans were transferred to loans held for sale, with $100.5 million in loans sold and $797,000 loans remaining in loans held for sale as of March 31, 2024 and no loans held for sale as of December 31, 2023. The Company sells CCBX loans to manage loan portfolio size by partner and by loan category, with such limits established and documented in the relevant partner agreements. Total CCBX loans receivable increased $120.3 million, or 10.1%, to $1.32 billion as of March 31, 2024, compared to $1.20 billion as of December 31, 2023. The increase in loans receivable is the result of increased activity with CCBX partners. After deliberately reducing our other consumer and other loans portfolio during the third and fourth quarters of 2023 in an effort to optimize our loan portfolio, we are now working to build back the CCBX portfolio with new loans, subject to enhanced credit standards, with lower potential risk of credit deterioration and are more aligned with our long term objectives. CCBX allowance for credit losses increased to $117.9 million as of March 31, 2024, compared to $95.4 million as of December 31, 2023 as a result of increased loss rates and balances on CCBX loans which has increased the allowance calculation/requirement. CCBX partner agreements provide for, and the Company has collected in full, credit enhancements that cover the $57.2 million in net charge-offs on CCBX loans for the three months ended March 31, 2024. Total CCBX deposits increased $166.2 million, or 8.9%, to $2.03 billion, compared to $1.86 billion as of December 31, 2023 as a result of growth within the CCBX relationships. This does not include an additional $92.2 million in CCBX deposits that were transferred off balance sheet to provide for increased FDIC insurance coverage to certain customers, compared to $69.4 million at of December 31, 2023.
Treasury & administration total assets as of March 31, 2024 decreased $106.3 million, or 1,101.5%, to $(96.7) million, compared to $9.7 million as of December 31, 2023. Total securities decreased $100.3 million, or 66.7%, to $50.1 million as of March 31, 2024, compared to $150.4 million as of December 31, 2023, as a result of maturing AFS securities. Total borrowings were $47.8 million as of March 31, 2024 and $47.7 million as of December 31, 2023.

Table of Contents,
The following tables present summary financial information for each segment for the periods indicated:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
INTEREST INCOME AND EXPENSE
Interest income	$30,052	$54,569	$5,851	$90,472	$24,211	$42,220	$3,680	$70,111
Interest (expense) income intrabank transfer	(5,599)	8,151	(2,552)	—	(1,079)	2,652	(1,573)	—
Interest expense	6,013	22,854	669	29,536	2,534	12,424	662	15,620
Net interest income	18,440	39,866	2,630	60,936	20,598	32,448	1,445	54,491
(Recapture)/Provision for credit losses - loans	(199)	79,717	—	79,518	428	43,116	—	43,544
Provision for unfunded commitments	2,209	1,431	—	3,640	137	16	—	153
Net interest income/(expense) after provision for credit losses - loans and unfunded commitments	16,430	(41,282)	2,630	(22,222)	20,033	(10,684)	1,445	10,794
NONINTEREST INCOME
Deposit service charges and fees	896	12	—	908	899	11	—	910
Other income	285	68	138	491	191	133	137	461
BaaS program income	—	4,825	—	4,825	—	3,575	—	3,575
BaaS indemnification income	—	80,731	—	80,731	—	44,361	—	44,361
Noninterest income (1)	1,181	85,636	138	86,955	1,090	48,080	137	49,307
NONINTEREST EXPENSE
Salaries and employee benefits	6,045	7,351	4,588	17,984	5,854	5,383	4,338	15,575
Occupancy	844	101	573	1,518	1,034	86	99	1,219
Data processing and software licenses	1,025	903	964	2,892	919	535	386	1,840
Legal and professional expenses	18	2,255	1,399	3,672	254	1,768	1,040	3,062
Other expense	1,035	1,578	1,579	4,192	1,031	1,114	1,269	3,414
BaaS loan expense	—	24,837	—	24,837	—	17,554	—	17,554
BaaS fraud expense	—	923	—	923	—	1,999	—	1,999
Total noninterest expense	8,967	37,948	9,103	56,018	9,092	28,439	7,132	44,663
Net income/(loss) before income taxes	8,644	6,406	(6,335)	8,715	12,031	8,957	(5,550)	15,438
Income taxes	1,822	1,581	(1,488)	1,915	2,375	1,768	(1,096)	3,047
Net income/(loss)	$6,822	$4,825	$(4,847)	$6,800	$9,656	$7,189	$(4,454)	$12,391

Table of Contents,
(1)For the three months ended March 31, 2024, CCBX noninterest income includes credit enhancements of $79.8 million, fraud enhancements of $923,000, and BaaS program income of $4.8 million. For the three months ended March 31, 2023, CCBX noninterest income includes credit enhancements of $42.4 million, fraud enhancements of $2.0 million and BaaS program income of $3.6 million.

Table of Contents,
Comparison of the quarter ended March 31, 2024 to the comparable quarter in the prior year
Community Bank
Net interest income before intrabank interest expense for the community bank was $30.1 million for the quarter ended March 31, 2024, an increase of $5.8 million, or 24.1%, compared to $24.2 million for the quarter ended March 31, 2023. The increase in net interest income is largely due to increased yield on loans resulting from loan growth and higher interest rates. As a result of the community bank having higher average loans than deposits for the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023, intrabank interest expense for the community bank was $5.6 million for the quarter ended March 31, 2024, compared to intrabank interest expense of $1.1 million for the quarter ended March 31, 2023. There was a provision recapture for credit losses - loans for the community bank of $199,000 for the quarter ended March 31, 2024, compared to a provision of $428,000 for the quarter ended March 31, 2023. Net charge-offs to average loans for the community bank segment have remained consistently low and were 0.00% for the quarter ended March 31, 2024 and 0.01% for the quarter ended March 31, 2023. Noninterest income for the community bank was $1.2 million, for the quarter ended March 31, 2024, an increase of $91,000, or 8.3%, compared to $1.1 million for the quarter ended March 31, 2023. Noninterest expenses for the community bank decreased $125,000, or 1.4%, to $9.0 million as of March 31, 2024, compared to $9.1 million as of March 31, 2023. The increase in noninterest expense is largely due to increased salaries and employee benefits as a result of growth, higher software licenses maintenance and subscription costs related to new reporting software that helps monitor and assess risk and to automate and create efficiencies in reporting, increased legal and professional fees related to data and risk management, building out our infrastructure and increased consulting expenses for projects and enhanced monitoring and other expense increases related to growth.

CCBX
Net interest income for CCBX before intrabank interest income was $54.6 million for the quarter ended March 31, 2024, an increase of $12.3 million, or 29.2%, compared to $42.2 million for the quarter ended March 31, 2023. The increase in net interest income is due to loan growth and higher interest rates from active CCBX relationships. During the quarter ended March 31, 2024 we sold $100.5 million in higher yielding CCBX loans that have a greater potential for credit deterioration in an effort to optimize our CCBX loan portfolio by replacing loans sold with higher quality originated loans with enhanced credit standards. The impact of these sales and the changes we are making in an effort to optimize and strengthen the balance sheet are expected to be reflected in our earnings in future periods. We expect to see lower net income in the short term with lower loan yields and compressed margins but we will work to continue growing the CCBX portfolio with loans that we believe will strengthen the balance sheet and provide for long term stability and profitability. As a result of having higher average deposits than loans for the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 intrabank interest income for CCBX was $8.2 million for the quarter ended March 31, 2024, compared to $2.7 million for the quarter ended March 31, 2023. Provision for credit losses - loans was $79.7 million as a result of loan origination growth and as a result of increased loss rates and balances on CCBX loans which has impacted the allowance calculation for the quarter ended March 31, 2024, compared to $43.1 million for the quarter ended March 31, 2023. CCBX partner agreements provide for, and the Company has collected in full, credit enhancements that cover the $57.2 million in net charge-offs on CCBX loans for the quarter ended March 31, 2024. The $79.7 million provision on CCBX loans includes $78.5 million for partner loans with credit enhancement on them and $1.3 million on CCBX loans that the Company is responsible for. In accordance with the program agreement, the Company was responsible for credit losses on approximately 10% of a $317.8 million loan portfolio, or $32.0 million in partner loans at March 31, 2024. Effective April 1, 2024, the agreement was modified and the Company is now responsible for 5% of the credit losses on this portfolio. Noninterest income for CCBX was $85.6 million for the quarter ended March 31, 2024, an increase of $37.6 million, or 78.1%, compared to $48.1 million for the quarter ended March 31, 2023, due to an increase of $37.4 million in BaaS credit enhancements to establish a credit enhancement asset for future credit losses due from our CCBX partners, $1.1 million decrease in BaaS fraud enhancements and $1,250,000 in BaaS program income, which was the result of increased activity with broker dealers and digital financial service providers. Noninterest expenses for CCBX increased $9.5 million, or 33.4%, to $37.9 million as of March 31, 2024, compared to $28.4 million as of March 31, 2023. The increase in noninterest expense is largely due to growth from active CCBX relationships resulting in an increase in BaaS loan expense, BaaS fraud expense from increased CCBX loan originations and increased salaries and benefits, for the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023. For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”

Table of Contents,
Treasury & Administration
Net interest income before intrabank interest expense for treasury & administration was $5.9 million for the quarter ended March 31, 2024, an increase of $2.2 million, or 59.0%, compared to $3.7 million for the quarter ended March 31, 2023, as a result of increased interest rates. Noninterest income increase $1,000, or 0.7%, to $138,000 for the quarter ended March 31, 2024, compared to $137,000 for the quarter ended March 31, 2023. Noninterest expense was $9.1 million for the quarter ended March 31, 2024 and $7.1 million for the quarter ended March 31, 2023.
Financial Condition
Our total assets increased $111.9 million, or 3.0%, to $3.87 billion at March 31, 2024 from $3.75 billion at December 31, 2023. The increase is primarily the result of $173.5 million increase in loans receivable during the three months ended March 31, 2024.
Loans Held For Sale
During the quarter ended March 31, 2024, $101.3 million in CCBX loans were transferred to loans held for sale, with $100.5 million in loans sold. As of March 31, 2024 and December 31, 2023 there were $797,000 and no loans, respectively, in loans held for sale.
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
As of March 31, 2024, loans receivable totaled $3.20 billion, an increase of $173.5 million, or 5.7%, compared to December 31, 2023. Total loans receivable is net of $7.5 million in net deferred origination fees. The increase includes CCBX loan growth of $120.4 million, or 10.1%, and community bank loan growth of $53.2 million, or 2.9%.
Loans as a percentage of deposits were 92.4% as of March 31, 2024, compared to 90.1% as of December 31, 2023. We remain focused on serving our communities and markets by growing loans and funding those loans with customer deposits.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31, 2024		As of December 31, 2023
(dollars in thousands; unaudited)	Amount	Percent	Amount	Percent
Commercial and industrial loans:
Capital call lines	$135,671	4.2%	$87,494	2.9%
All other commercial & industrial loans	201,555	6.3	203,800	6.7
Total commercial and industrial loans:	337,226	10.5	291,294	9.6
Real estate loans:
Construction, land and land development	160,862	5.0	157,100	5.2
Residential real estate	496,305	15.5	463,426	15.3
Commercial real estate	1,342,489	41.9	1,303,533	43.0
Consumer and other loans	870,134	27.1	818,039	26.9
Gross loans receivable	3,207,016	100.0%	3,033,392	100.0%
Net deferred origination fees	(7,462)		(7,300)
Loans receivable	$3,199,554		$3,026,092
Loan Yield (1)	10.85%		10.71%
(1)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.

Table of Contents,
The following tables detail the loans by segment which are included in the total loan portfolio table above:

Community Bank	As of
	March 31, 2024		December 31, 2023
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Commercial and industrial loans	$154,395	8.2%	$149,502	8.2%
Real estate loans:
Construction, land and land development loans	160,862	8.5	157,100	8.5
Residential real estate loans	231,157	12.2	225,391	12.3
Commercial real estate loans	1,342,489	71.0	1,303,533	70.9
Consumer and other loans:
Other consumer and other loans	1,447	0.1	1,628	0.1
Gross Community Bank loans receivable	1,890,350	100.0%	1,837,154	100.0%
Net deferred origination fees	(7,068)		(7,000)
Loans receivable	$1,883,282		$1,830,154
Loan Yield(1)	6.46%		6.32%
(1)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.

CCBX	As of
	March 31, 2024		December 31, 2023
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Capital call lines	$135,671	10.3%	$87,494	7.3%
All other commercial & industrial loans	47,160	3.6	54,298	4.5
Real estate loans:
Residential real estate loans	265,148	20.1	238,035	19.9
Consumer and other loans:
Credit cards	505,706	38.4	505,837	42.3
Other consumer and other loans	362,981	27.6	310,574	26.0
Gross CCBX loans receivable	1,316,666	100.0%	1,196,238	100.0%
Net deferred origination (fees) costs	(394)		(300)
Loans receivable	$1,316,272		$1,195,938
Loan Yield - CCBX (1)(2)	17.34%		17.36%
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
Commercial and Industrial Loans. Commercial and industrial loans increased $45.9 million, or 15.8%, to $337.2 million as of March 31, 2024, from $291.3 million as of December 31, 2023. The increase in commercial and industrial loans receivable over December 31, 2023 was due to an increase of $48.2 million in capital call lines partially offset by a $2.2 million decrease in other commercial and industrial loans. Included in the commercial and industrial loan balance is $135.7 million and $87.5 million in capital call lines resulting from relationships with our CCBX partners as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, there were $47.2 million in CCBX other commercial loans, compared to $54.3 million at December 31, 2023.
Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income.

Table of Contents,
Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory or equipment, and we generally obtain personal guarantees on these loans. Commercial and industrial loans includes $48.6 million in loans to financial institutions as of March 31, 2024 and December 31, 2023.
Construction, Land and Land Development Loans. Construction, land and land development loans increased $3.8 million, or 2.4%, to $160.9 million as of March 31, 2024, from $157.1 million as of December 31, 2023. The increase is attributed to some new construction and development projects.
Unfunded loan commitments for construction, land and land development loans were $91.2 million at March 31, 2024, compared to $113.5 million at December 31, 2023. Although we have seen a strong commercial and residential real estate market in the Puget Sound region thus far in 2024, the economic environment is continuously changing with bank failures, inflation, higher interest rates, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, and trade issues that have resulted in some economic uncertainty and slowing in construction lending.
Construction, land and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing these loans are primarily located in the Puget Sound region and are comprised of both residential and commercial properties, including owner occupied properties and investor properties. As of March 31, 2024, construction, land and land development loans included $102.1 million in commercial construction loans, $8.2 million in undeveloped land loans, $28.8 million in residential construction loans and $21.8 million in other construction, land and land development loans, compared to $81.5 million in commercial construction loans, $7.9 million in undeveloped land loans, $34.2 million in residential construction loans and $33.5 million in other construction, land and land development loans as of December 31, 2023.
Residential Real Estate Loans. Our one-to-four family residential real estate loans increased $32.9 million, or 7.1%, to $496.3 million as of March 31, 2024, from $463.4 million as of December 31, 2023 due to an increase of $5.8 million in community bank loans combined with an increase of $27.1 million in CCBX loans.
As of March 31, 2024, there were $265.1 million in CCBX home equity loans included in residential real estate, compared to $238.0 million at December 31, 2023, as a result of increased activity. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card.
In the past, we have purchased residential mortgages originated through other financial institutions to hold for investment for purposes of diversifying our residential mortgage loan portfolio, meeting certain regulatory requirements and increasing our interest income. We last purchased residential mortgage loans in 2018. As of March 31, 2024 and December 31, 2023, we held $8.1 million in purchased residential real estate mortgage loans. These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards.
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
Commercial Real Estate Loans. Commercial real estate loans increased $39.0 million, or 3.0%, to $1.34 billion as of March 31, 2024, from $1.30 billion as of December 31, 2023.
These increases, which occurred across the various segments of our portfolio, were due to our commitment to grow the portfolio in the Puget Sound region. We actively seek commercial real estate loans in our markets and our lenders are experienced in competing for these loans and managing these relationships.

Table of Contents,
We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, low rise office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10 to 25 year period with balloon payments due at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates. At March 31, 2024, approximately 35.9% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 41.9% of our loan portfolio at March 31, 2024 and are historically our largest source of revenue. As of March 31, 2024, we held $42.0 million in purchased commercial real estate loans, compared to $43.0 million at December 31, 2023. Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans, and remains diligent in communicating and proactively working with borrowers to help mitigate potential credit deterioration.
Consumer and Other. Consumer and other loans increased $52.1 million, or 6.4%, to $870.1 million, from $818.0 million as of December 31, 2023, as a result of growth in CCBX loans originated through our partners. We sold $100.5 million in CCBX loans during the quarter ended March 31, 2024. We continue to monitor and manage the CCBX loan portfolio, and will continue to sell CCBX loans in the coming months as we work to strengthen the balance sheet by optimizing our CCBX portfolio through new partners, products and building on our existing relationships.
CCBX consumer loans totaled $868.7 million as of March 31, 2024, compared to $816.4 million at December 31, 2023. CCBX consumer loans include installment loans, credit cards, lines of credit and other loans. Our community bank consumer and other loans totaled $1.4 million as of March 31, 2024, compared to $1.6 million at December 31, 2023 and are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans.
Industry Exposure and Categories of Loans
We have a diversified loan portfolio, representing a wide variety of industries. Our major categories of loans are commercial real estate, consumer and other loans, residential real estate, commercial and industrial, and construction, land and land development loans. Together they represent $3.21 billion in outstanding loan balances. When combined with $2.19 billion in unused commitments the total of these categories is $5.40 billion. However, total exposure on CCBX loans is subject to portfolio and partner maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our community bank loan commitments by industry for our commercial real estate portfolio as of March 31, 2024:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Community bank commercial real estate loans
Apartments	$355,965	$8,769	$364,734	6.7%	$3,423	104
Hotel/Motel	169,929	1,673	171,602	3.2	6,536	26
Convenience Store	134,175	985	135,160	2.5	2,236	60
Mixed use	95,425	3,403	98,828	1.8	1,097	87
Warehouse	114,512	3,318	117,830	2.2	1,909	60
Office	124,202	4,106	128,308	2.4	1,411	88
Retail	105,188	668	105,856	2.0	1,002	105
Mini Storage	69,655	22,385	92,040	1.7	3,166	22
Strip Mall	44,430	—	44,430	0.8	6,347	7
Manufacturing	35,655	1,512	37,167	0.7	1,150	31
Groups < 0.70% of total	93,353	4,882	98,235	1.8	1,138	82
Total	$1,342,489	$51,701	$1,394,190	25.8%	$1,998	672

Table of Contents,
As illustrated in the table below, our CCBX partners originate a large number of mostly smaller dollar loans, resulting in an average consumer loan balance of just $1,200.
The following table summarizes our loan commitments by category for our consumer and other loan portfolio as of March 31, 2024:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX consumer loans
Credit cards	$505,706	$932,956	$1,438,662	26.7%	$1.6	314,989
Installment loans	356,202	174	356,376	6.6	1.3	280,929
Lines of credit	5,523	4,501	10,024	0.2	0.1	108,988
Other loans	1,256	—	1,256	0.0	0.1	11,810
Community bank consumer loans
Installment loans	1,173	—	1,173	0.0	61.7	19
Lines of credit	191	517	708	0.0	5.2	37
Other loans	83	—	83	0.0	0.3	315
Total	$870,134	$938,148	$1,808,282	33.5%	$1.2	717,087
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our loan commitments by category for our residential real estate portfolio as of March 31, 2024:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX residential real estate loans
Home equity line of credit	$265,148	$434,672	$699,820	13.0%	$26	10,232
Community bank residential real estate loans
Closed end, secured by first liens	198,543	3,220	201,763	3.7	609	326
Home equity line of credit	23,449	43,056	66,505	1.2	105	223
Closed end, second liens	9,165	736	9,901	0.2	306	30
Total	$496,305	$481,684	$977,989	18.1%	$46	10,811
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.

Table of Contents,
The following table summarizes our loan commitments by industry for our commercial and industrial loan portfolio as of March 31, 2024:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Capital Call Lines	$135,671	$543,913	$679,584	12.6%	$881	154
Retail	44,565	6,036	50,601	0.9	17	2,685
Construction/Contractor Services	29,370	30,305	59,675	1.1	150	196
Financial Institutions	48,648	—	48,648	0.9	4,054	12
Medical / Dental / Other Care	20,600	3,602	24,202	0.5	981	21
Manufacturing	7,485	4,894	12,379	0.2	183	41
Groups < 0.20% of total	50,887	40,092	90,979	1.7	57	891
Total	$337,226	$628,842	$966,068	17.9%	$84	4,000
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table details our community bank loan commitments by category for our construction, land and land development loan portfolio as of March 31, 2024:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Community bank construction, land and land development loans
Commercial construction	$102,099	$73,803	$175,902	3.3%	$6,381	16
Undeveloped land loans	8,190	4,031	12,221	0.2	585	14
Residential construction	28,751	8,652	37,403	0.7	2,054	14
Developed land loans	14,307	1,849	16,156	0.3	715	20
Land development	7,515	2,846	10,361	0.2	626	12
Total	$160,862	$91,181	$252,043	4.7%	$2,117	76

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

We had $54.9 million in nonperforming assets as of March 31, 2024, compared to $53.8 million as of December 31, 2023. This includes $46.9 million in CCBX loans more than 90 days past due and still accruing interest as of March 31, 2024, compared to $46.5 million at December 31, 2023. All of our nonperforming assets were nonperforming loans as of March 31, 2024 and December 31, 2023. The increase in nonperforming assets was due to a $399,000 increase in CCBX partner loans that are 90 days or more past due and still accruing interest. Additionally, community bank nonaccrual loans increased $628,000 during the three months ended March 31, 2024 to $7.9 million, with the addition of two loans partially offset by the payoff of two nonaccrual loans. Even though our balance of nonperforming assets increased, the overall percentage of nonperforming loans decreased. Our nonperforming loans to loans receivable ratio was 1.71% at March 31, 2024, compared to 1.78% at December 31, 2023.
Our community bank credit quality remains strong, as demonstrated by the low level of community bank charge-offs and nonperforming loan balance for the three months ended March 31, 2024. CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses, when accruing consumer loans originated through CCBX partners are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards).

Table of Contents,
The following table presents information regarding nonperforming assets at the dates indicated:

(dollars in thousands; unaudited)	As of March 31, 2024	As of December 31, 2023
Nonaccrual loans:
Real estate loans:
Residential real estate	$212	$170
Commercial real estate	7,731	7,145
Total nonaccrual loans	7,943	7,315
Accruing loans past due 90 days or more:
Commercial & industrial loans	1,793	2,086
Real estate loans:
Residential real estate loans	1,796	1,115
Consumer and other loans:
Credit cards	37,603	34,835
Other consumer and other loans	5,731	8,488
Total accruing loans past due 90 days or more	46,923	46,524
Total nonperforming loans	54,866	53,839
Real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$54,866	$53,839
Total nonaccrual loans to loans receivable	0.25%	0.24%
Total nonperforming loans to loans receivable	1.71%	1.78%
Total nonperforming assets to total assets	1.42%	1.43%
The following tables detail nonperforming assets by segment which are included in the total nonperforming assets table above:

Community Bank	As of
(dollars in thousands; unaudited)	March 31, 2024	December 31, 2023
Nonaccrual loans:
Real estate:
Residential real estate	$212	$170
Commercial real estate	7,731	7,145
Total nonaccrual loans	7,943	7,315
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	—	—
Total nonperforming loans	7,943	7,315
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$7,943	$7,315
Total nonperforming community bank loans to total loans receivable	0.25%	0.24%

Table of Contents,

CCBX	As of
(dollars in thousands; unaudited)	March 31, 2024	December 31, 2023
Nonaccrual loans	$—	$—
Accruing loans past due 90 days or more:
Commercial & industrial loans	1,793	2,086
Real estate loans:
Residential real estate loans	1,796	1,115
Consumer and other loans:
Credit cards	37,603	34,835
Other consumer and other loans	5,731	8,488
Total accruing loans past due 90 days or more	46,923	46,524
Total nonperforming loans	46,923	46,524
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$46,923	$46,524
Total nonperforming CCBX loans to total loans receivable	1.47%	1.54%
As of March 31, 2024, $44.3 million of the $46.9 million in nonperforming CCBX loans were covered by CCBX partner credit enhancements. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses. Under the agreement, the CCBX partner will indemnify or reimburse the Bank for its loss/charge-off on these loans.
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
As of March 31, 2024, the allowance for credit losses totaled $139.3 million, or 4.35% of total loans. As of December 31, 2023, the allowance for credit losses totaled $117.0 million, or 3.86% of total loans.

Table of Contents,
The increase in the Company’s allowance for credit losses for the quarter ended March 31, 2024 compared to December 31, 2023, is largely related to the provision for CCBX partner loans. During the three months ended March 31, 2024, a $79.7 million provision for credit losses - loans was recorded for CCBX partner loans based on management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a recapture for credit losses - loans of $199,000 was needed for the three months ended March 31, 2024. The economic environment is continuously changing with bank failures, inflation, higher interest rates, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, including a potential shutdown of the U.S. government, and trade issues that have resulted in some economic uncertainty. As described above, CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses.
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
The following table presents, as of and for the periods indicated, net charge-off information by segment:

	Three Months Ended
	March 31, 2024			March 31, 2023
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$15	$58,979	$58,994	$50	$34,117	$34,167
Gross recoveries	(4)	(1,772)	(1,776)	(5)	(1,860)	(1,865)
Net charge-offs	$11	$57,207	$57,218	$45	$32,257	$32,302
Net charge-offs to average loans (1)	0.00%	18.18%	7.34%	0.01%	12.29%	4.84%
% of CCBX charge-offs covered by credit enhancement		96.3%			98.2%
(1)Annualized calculations shown for periods presented.

Table of Contents,
The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of or for the Three Months Ended March 31,
(dollars in thousands; unaudited)	2024	2023
Allowance at beginning of period	$116,958	$74,029
Impact of adopting CECL (ASC 326)	—	3,852
Provision for credit losses	79,518	43,544
Charge-offs:
Commercial and industrial loans	4,697	776
Residential real estate	1,143	737
Consumer and other	53,154	32,654
Total charge-offs	58,994	34,167
Recoveries:
Commercial and industrial loans	199	3
Residential real estate	2	—
Consumer and other	1,575	1,862
Total recoveries	1,776	1,865
Net charge-offs	57,218	32,302
Allowance at end of period	$139,258	$89,123
Allowance for credit losses to nonaccrual loans	1753.22%	1276.47%
Allowance to nonperforming loans	253.81%	282.54%
Allowance to loans receivable	4.35%	3.14%

The allowance for credit losses to nonaccrual loans ratio increased as of March 31, 2024, compared to March 31, 2023 as a result of an increase of $961,000 in nonaccrual community bank loans, combined with an increase of $50.1 million in the allowance for credit losses. The increase in the allowance for credit losses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, is largely related to the increase in the allowance for loans originated through our CCBX partners. CCBX partner agreements provide for credit enhancements for the $57.2 million in net charge-offs on CCBX loans for the three months ended March 31, 2024. At March 31, 2024, the allowance for credit losses for CCBX partner loans totaled $117.9 million, compared to $68.4 million at March 31, 2023.
The following table presents the loans receivable and allowance for credit losses by segment for the periods indicated:

	As of March 31, 2024			As of December 31, 2023
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Loans receivable	$1,883,282	$1,316,272	$3,199,554	$1,830,154	$1,195,938	$3,026,092
Allowance for credit losses	(21,384)	(117,874)	(139,258)	(21,595)	(95,363)	(116,958)
Allowance for credit losses to total loans receivable	1.14%	8.96%	4.35%	1.18%	7.97%	3.86%
Although we believe that we have established our allowance for credit losses in accordance with GAAP and that the allowance for credit losses was adequate to provide for expected losses in the portfolio at all times shown above, future provisions for credit losses will be subject to ongoing evaluations of the risks in our loan portfolio. We continue to have a low level of charge-offs and nonperforming community bank loans, however, the economic environment is continuously changing with bank failures, inflation, higher interest rates, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, and trade issues that have resulted in some economic uncertainty. If economic conditions worsen then Washington state and Puget Sound region may experience a more severe economic downturn, and our asset quality could deteriorate, which may require material additional provisions for credit losses.

Table of Contents,
Securities
We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits or other business purposes. At March 31, 2024, our securities portfolio was invested in U.S. Agency collateralized mortgage obligations and U.S. Agency residential mortgage-backed securities. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At March 31, 2024, our loan-to-deposit ratio was 92.4% due to our strong growth in both loans and deposits. Our securities portfolio represented less than 5% of assets. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we may invest excess funds to provide a higher return.
As of March 31, 2024, the amortized cost of our investment securities totaled $50.1 million, a decrease of $100.8 million, or 66.8%, compared to $150.9 million as of December 31, 2023. The decrease in the securities portfolio was due to $100.0 million of securities in the AFS portfolio maturing during the three months ended March 31, 2024.
Our investment portfolio consists of only $41,000 in securities classified as AFS and, $50.0 million in held-to-maturity. The carrying values of our investment securities classified as AFS are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. As of March 31, 2024, our AFS portfolio has an unrealized loss of $3,000, compared to an unrealized loss of $537,000 as of December 31, 2023.
The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of March 31, 2024		As of December 31, 2023
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$99,996	$99,461
U.S. Agency collateralized mortgage obligations	44	41	45	43
Total available-for-sale securities	44	41	100,041	99,504
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	50,049	49,750	50,860	51,041
Total held-to-maturity securities	50,049	49,750	50,860	51,041
Total investment securities	$50,093	$49,791	$150,901	$150,545
We have the following equity investments which do not have a readily determinable fair value and are held at cost minus impairment if any, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer. This method will be applied until the investments do not qualify for the measurement election (e.g., if the investment has a readily determinable fair value). We will reassess at each reporting period whether the equity investments without a readily determinable fair value qualifies to be measured at cost minus impairment.
•As of March 31, 2024 and December 31, 2023, we had a $2.2 million equity interest in a specialized bank technology company.
•We had a $350,000 equity interest in a technology company as of March 31, 2024 and December 31, 2023.
•We had a $50,000 equity interest in an additional technology company as of March 31, 2024 and December 31, 2023.
The following table shows the activity in equity investments without a readily determinable fair value for the dates shown:

Table of Contents,

	For the Three Months Ended March 31,
(dollars in thousands; unaudited)	2024	2023
Carrying value, beginning of period	$2,622	$2,572
Purchases	—	—
Observable price change	—	—
Carrying value, end of period	$2,622	$2,572
We invest in investment funds that are accelerating technology adoption by banks. These equity investments are held at fair value as reported by the funds. During the three months ended March 31, 2024, we contributed a net $27,000 with investment funds designed to help accelerate technology adoption at banks, and recognized net losses of $59,000, resulting in an equity interest of $777,000 at March 31, 2024. The Company has committed up to $643,000 in capital for these investment funds, however, the Company is not obligated to fund these commitments prior to a capital call.

	For the Three Months Ended March 31,
(dollars in thousands; unaudited)	2024	2023
Carrying value, beginning of period	809	456
Purchases/capital calls/capital returns, net	27	122
Net change recognized in earnings	(59)	39
Carrying value, end of period	$777	$617
Other Assets
Deferred tax assets, net decreased $1.6 million to $2.2 million and other assets increased $88,000 to $12.1 million as of March 31, 2024, compared to December 31, 2023.
Deposits
We offer a variety of deposit products that have a wide range of interest rates and terms, including demand, money market, savings, and time accounts as well as IntraFi network reciprocal sweep deposits. Sweep deposits enable us to provide an FDIC insured deposit option to customers that have balances in excess of the FDIC insurance limit. This service trades our customers’ funds as certificates of deposit or interest bearing demand deposits in increments under the FDIC insured amount to other participating financial institutions and in exchange we receive time deposit or interest bearing demand investments from participating financial institutions in a reciprocal agreement. We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels (internet and mobile), and personalized service to attract new deposits and retain existing deposits. Additionally, we offer deposit products through our CCBX segment. CCBX deposits are generally classified as interest bearing demand and money market accounts. CCBX deposit products allow us to offer a broader range of partner specific products, which include products designed to reach specific under-served or under-banked populations served by our CCBX partners.
Total deposits as of March 31, 2024 were $3.46 billion, an increase of $102.6 million, or 3.1%, compared to $3.36 billion as of December 31, 2023. The increase in deposits was largely in core deposits, which increased $105.9 million to $3.45 billion from $3.34 billion at December 31, 2023. We define core deposits as all deposits except time deposits and brokered deposits. The $105.9 million increase in core deposits was largely a result of customer movement from noninterest to interest bearing accounts. Our cost of deposits for the community bank was 1.66% for the three months ended March 31, 2024. Additionally, during the quarter the amount of CCBX deposits that were transferred off balance sheet for increased FDIC insurance coverage, which increased to $92.2 million as of March 31, 2024.
Included in total deposits is $2.03 billion in CCBX deposits, an increase of $166.2 million, or 8.9%, compared to $1.86 billion as of December 31, 2023. CCBX customer deposit relationships include deposits with CCBX end customers, operating and non-operating deposit accounts. The deposits from our CCBX segment are generally classified as interest bearing demand and money market accounts.

Table of Contents,
Total noninterest bearing deposits as of March 31, 2024 were $574.1 million, a decrease of $51.1 million, or 8.2%, compared to $625.2 million as of December 31, 2023. Noninterest bearing deposits represent 16.6% and 18.6% of total deposits for March 31, 2024 and December 31, 2023, respectively.
Total interest bearing account balances, excluding time deposits, as of March 31, 2024 were $2.87 billion, an increase of $157.0 million, or 5.8%, compared to $2.72 billion as of December 31, 2023. The $157.0 million increase is due to CCBX growth in interest bearing deposits partially offset by a decrease in community bank interest bearing deposits of $14.2 million. Included in total deposits is $336.8 million in IntraFi network reciprocal interest bearing demand and money market sweep accounts as of March 31, 2024, which provides our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions. The decrease in community bank deposits is a result of managing our deposit rates during the quarter and letting some of our higher rate deposits run-off. We focus on growing and retaining less costly core deposits by not globally matching increases in rates on interest bearing deposits by our competitors and letting higher rate deposits run-off. We added some additional exception pricing tactics as a strategy at the end of the first quarter of 2024 to retain accounts and more effectively compete in the market.
Total time deposit balances as of March 31, 2024 were $15.1 million, a decrease of $3.2 million, or 17.7%, from $18.4 million as of December 31, 2023. The decrease is due to the strong increase in core deposits, and our focus on core deposits and letting higher rate deposits run off as they mature. We have seen competitors increase rates on time deposits, and we have not globally matched their rates in response as we focus on growing and retaining less costly core deposits.
The following table sets forth deposit balances at the dates indicated:

	As of March 31, 2024		As of December 31, 2023
(dollars in thousands; unaudited)	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
Demand, noninterest bearing	$574,112	16.6%	$625,202	18.6%
Interest bearing demand and money market	2,799,667	80.9	2,640,240	78.6
Savings	74,085	2.1	76,562	2.3
Total core deposits	3,447,864	99.6	3,342,004	99.5
Brokered deposits	1	—	1	—
Time deposits less than $100,000	7,199	0.2	8,109	0.2
Time deposits $100,000 and over	7,915	0.2	10,249	0.3
Total	$3,462,979	100.0%	$3,360,363	100.0%
Cost of deposits (1)	3.49%		3.36%
(1)Cost of deposits is annualized for the three months ended for each period presented.

Table of Contents,
The following tables detail the deposits for the segments which are included in the total deposit portfolio table above:

Community Bank	As of
	March 31, 2024		December 31, 2023
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$515,443	35.9%	$561,572	37.5%
Interest bearing demand and money market	834,725	58.2	846,072	56.5
Savings	68,747	4.8	71,598	4.8
Total core deposits	1,418,915	98.9	1,479,242	98.8
Brokered deposits	1	0.0	1	0.0
Time deposits less than $100,000	7,199	0.5	8,109	0.5
Time deposits $100,000 and over	7,915	0.6	10,249	0.7
Total Community Bank deposits	$1,434,030	100.0%	$1,497,601	100.0%
Cost of deposits(1)	1.66%		1.57%
(1)Cost of deposits is annualized for the three months ended for each period presented.

CCBX	As of
	March 31, 2024		December 31, 2023
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$58,669	2.9%	$63,630	3.4%
Interest bearing demand and money market	1,964,942	96.8	1,794,168	96.3
Savings	5,338	0.3	4,964	0.3
Total core deposits	2,028,949	100.0	1,862,762	100.0
Total CCBX deposits	$2,028,949	100.0%	$1,862,762	100.0%
Cost of deposits (1)	4.93%		4.90%
(1)Cost of deposits is annualized for the three months ended for each period presented.
The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(dollars in thousands; unaudited)	As of March 31, 2024	As of December 31, 2023
Maturity Period:
Three months or less	$2,139	$5,068
Over three through six months	1,142	1,457
Over six through twelve months	2,387	1,595
Over twelve months	2,247	2,129
Total	$7,915	$10,249
Weighted average maturity (in years)	0.91	0.75
Average deposits for the three months ended March 31, 2024 were $3.32 billion, an increase of 16.8% compared to $2.85 billion for the three months ended March 31, 2023. The increase in average deposits was primarily due to an increase in core deposits, primarily in interest bearing deposits. We expect deposits to increase with continued growth in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by branch managers, treasury service personnel and lenders.

Table of Contents,
The average rate paid on total deposits was 3.49% for the three months ended March 31, 2024, compared to 2.13% for the three months ended March 31, 2023. The average rate paid on interest bearing demand and money market accounts increased 1.33% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The average rate paid on time deposits of less than $100,000 increased 0.27% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The average rate paid on time deposits greater than $100,000 increased 0.37% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The average rate paid on savings increased 0.23% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The overall higher average rate paid on interest bearing accounts in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is due to the continued high interest rate environment.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended March 31,
	2024		2023
(dollars in thousands; unaudited)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)
Demand, noninterest bearing	$595,693	0.00%	$775,940	0.00%
Interest bearing demand and money market	2,636,805	4.39	1,833,035	3.06
Savings	75,441	0.37	103,893	0.14
BaaS-brokered deposits	1	0.00	105,315	4.08
Time deposits less than $100,000	7,591	0.48	11,838	0.21
Time deposits $100,000 and over	9,046	0.62	16,136	0.25
Total deposits	$3,324,577	3.49%	$2,846,157	2.13%
(1)Annualized calculations shown for periods presented.
The ratio of average noninterest bearing deposits to average total deposits for the three months ended March 31, 2024 was 17.9%, compared to 27.3% for the three months ended March 31, 2023.
Uninsured Deposits
The FDIC insures our deposits up to $250,000 per depositor, per insured bank for each account ownership category. Deposits that exceed insurance limits are uninsured. At March 31, 2024, deposits totaled $3.46 billion, of which total estimated uninsured deposits were $495.6 million, or 14.3% of total deposits, compared to $558.6 million, or 16.6% of total deposits as of December 31, 2023. At March 31, 2023, deposits totaled $3.10 billion, of which total estimated uninsured deposits were $768.3 million, or 24.8% of total deposits. The Bank is using sweep deposits to provide our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.
Estimated uninsured time deposits totaled $777,000 as of March 31, 2024. The table below shows the estimated uninsured time deposits, by account, for the maturity periods indicated:

(dollars in thousands; unaudited)	As of March 31, 2024
Maturity Period:
Three months or less	$163
Over three through six months	—
Over six through twelve months	459
Over twelve months	155
Total	$777

Table of Contents,
Borrowings
We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of March 31, 2024 and March 31, 2023, total borrowing capacity of $443.3 million and $465.3 million, respectively, was available under this arrangement. As of March 31, 2024 and 2023, Federal Reserve advances totaled zero. Additional loans were pledged in 2023 to significantly increase the borrowing capacity of the Bank in the event of a liquidity crisis.
Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of March 31, 2024 and March 31, 2023, we had borrowing capacity of $216.2 million and $109.8 million, respectively, with the FHLB. As of March 31, 2024 and 2023, FHLB advances totaled zero.
Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I (the “Trust”), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. Prior to June 30, 2023, the debentures bore interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. Beginning with rate adjustments subsequent to June 30, 2023, the rate is based off three-month CME Term SOFR plus 0.26%. The effective rate as of March 31, 2024 and December 31, 2023 was 7.69% and 7.75%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture, subject to Federal Reserve approval. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.
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

Table of Contents,
Liquidity and Capital Resources
Liquidity Management
Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, and operational, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity management. Deposits obtained through our CCBX segment are a significant source of liquidity for us. If a relationship with a large CCBX partner terminates, the exit of those deposits could have an adverse impact on liquidity. Partner program agreements govern the relationship and are valid for a given period of time. Prior to exiting, the partner would need to provide us adequate notice as stipulated in the agreement that they were not going to renew the program agreement and intend to move the deposits. The movement to an alternate BaaS provider is cumbersome and would be over a period of time, which would allow us the opportunity to put alternate liquidity in place; those options are more fully discussed below. As of March 31, 2024, we have 2 partner with deposits that are in excess of 10% of total deposits and represent 44% of total deposits.
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
The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs. The Company currently holds $5.3 million in cash for debt servicing and operating purposes. In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs.

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
Capital Adequacy
Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital levels relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank level. Because the Company’s consolidated assets exceeded $3.0 billion as of September 30, 2022, the Company is no longer eligible for the Federal Reserve’s Small Bank Holding Company Policy Statement, is evaluated relative to the capital adequacy standards established by the Federal Reserve, and as of March 31, 2024, the Company no longer prepares and files financial reports with the Federal Reserve as a small bank holding company.
As of March 31, 2024, and December 31, 2023, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control growth in order to remain in compliance with all regulatory capital standards applicable to us. In addition, the Company is currently eligible to file a registration statement on Form S-3 with the Securities and Exchange Commission which could allow the Company to raise additional capital. The Company raised $34.5 million in December 2021 under a previously filed Form S-3. The Company, through a private placement, raised $25.0 million in subordinated debt in 2021 and repaid $10.0 million of subordinated debt with the proceeds and used the remainder for general corporate purposes. On November 1, 2022 the Company, through a private placement, raised $20.0 million of subordinated debt with the proceeds to be used for general corporate purposes. The Company contributed $15.0 million of the capital raised to the Bank in March 2023.

Table of Contents,
The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes(1)		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
(dollars in thousands; unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Tier 1 Leverage Capital (to average assets)
Company	$307,187	8.24%	$149,128	4.00%	N/A	N/A
Bank Only	342,371	9.19%	148,972	4.00%	186,216	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	303,687	8.98%	152,228	4.50%	N/A	N/A
Bank Only	342,371	10.14%	151,955	4.50%	219,491	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	307,187	9.08%	202,970	6.00%	N/A	N/A
Bank Only	342,371	10.14%	202,607	6.00%	270,143	8.00%
Total Capital (to risk-weighted assets)
Company	395,722	11.70%	270,627	8.00%	N/A	N/A
Bank Only	385,831	11.43%	270,143	8.00%	337,679	10.00%
December 31, 2023
Tier 1 Leverage Capital (to average assets)
Company	$298,920	8.10%	$147,616	4.00%	N/A	N/A
Bank Only	333,848	9.06%	147,469	4.00%	184,336	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	295,450	9.10%	146,137	4.50%	N/A	N/A
Bank Only	333,848	10.30%	145,875	4.50%	210,708	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	298,920	9.20%	194,849	6.00%	N/A	N/A
Bank Only	333,848	10.30%	194,500	6.00%	259,334	8.00%
Total Capital (to risk-weighted assets)
Company	385,464	11.87%	259,799	8.00%	N/A	N/A
Bank Only	375,320	11.58%	259,334	8.00%	324,167	10.00%
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

Table of Contents,
Material Cash Requirements and Capital Resources
The following table provides the material cash requirements from known contractual and other obligations as of as of March 31, 2024:

		Payments Due by Period
(dollars in thousands; unaudited)	Total	Less than 1 Year	Over 1 year	Other (1)
Cash requirements
Time Deposits	$15,114	$10,721	$4,393	$—
Subordinated notes	45,000	—	45,000	—
Junior subordinated debentures	3,609	—	3,609	—
Deferred compensation plans	716	175	541	—
Operating leases	7,097	1,023	6,074	—
Non-maturity deposits	3,447,864	—	—	3,447,864
Equity investment commitment	643	643	—	—
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
As of March 31, 2024 we had $2.19 billion in commitments to extend credit, compared to $2.34 billion as of December 31, 2023. The $152.9 million decrease is largely attributed to a $64.9 million decrease in commercial and industrial capital call line commitments, $13.0 million decrease in commercial construction loans partially offset by an increase of $4.4 million in consumer and other loan commitments, related to CCBX consumer loans, and a $15.8 million increase in residential real estate commitments, related to CCBX loans.

Table of Contents,
The following table presents commitments associated with outstanding commitments to extend credit, standby and commercial letters of credit and equity investment commitments as of the periods indicated:

(dollars in thousands; unaudited)	As of March 31, 2024	As of December 31, 2023
Commitments to extend credit:
Commercial and industrial loans	$84,929	$86,134
Commercial and industrial loans - capital call lines	543,913	608,837
Construction – commercial real estate loans	79,682	92,709
Construction – residential real estate loans	11,499	20,825
Residential real estate loans	481,684	465,887
Commercial real estate loans	51,701	54,289
Credit cards	932,956	1,014,959
Consumer and other loans	5,192	779
Total commitments to extend credit	$2,191,556	$2,344,419
Standby letters of credit	$1,249	$1,096
Equity investment commitment	$643	$653
We have portfolio limits with our each of our partners to manage loan concentration risk, liquidity risk, and counter-party partner risk. For example, as of March 31, 2024, capital call lines outstanding balance totaled $135.7 million, and while commitments totaled $543.9 million the commitments are cancelable, and are also limited to a maximum of $350.0 million by agreement with the partner. These limits allow us to manage portfolio concentrations with partners and by loan type.
The following table shows the CCBX maximum portfolio sizes by loan category as of March 31, 2024.

		As of March 31, 2024	As of December 31, 2023
(dollars in thousands; unaudited)	Type of Lending	Maximum Portfolio Size		Increase/(decrease)
Commercial and industrial loans:
Capital call lines	Business - Venture Capital	$350,000	$350,000	$—
All other commercial & industrial loans	Business - Small Business	294,132	305,905	(11,773)
Real estate loans:
Home equity lines of credit	Home Equity - Secured Credit Cards	375,000	375,000	—
Consumer and other loans:
Credit cards	Credit Cards - Primarily Consumer	806,965	756,614	50,351
Installment loans	Consumer	989,388	933,374	56,014
Other consumer and other loans	Consumer - Secured Credit Builder & Unsecured consumer	689,515	709,108	(19,593)
		$3,505,000	$3,430,001	$74,999
Total Existing Portfolio Size		$1,316,272	$1,195,938	$120,334
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer. As of March 31, 2024, $1.49 billion in commitments to extend credit are unconditionally cancelable, compared to $1.57 billion at December 31, 2023. The decrease in unconditionally cancelable commitments is attributed to composition changes in the CCBX loan portfolio. Commitments that are unconditionally cancelable allow us to better manage loan growth, credit concentrations and liquidity. We also limit CCBX partners to a maximum aggregate customer loan balance originated and held on our balance sheet, as shown in the table above.

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
Selected Financial Data
The following table shows the Company’s key performance ratios for the periods indicated.

	Three Months Ended
(unaudited)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023

Return on average assets (1)	0.73%	0.97%	1.13%	1.52%	1.58%
Return on average equity (1)	9.21%	12.35%	14.60%	19.53%	19.89%
Yield on earnings assets (1)	10.07%	9.77%	10.08%	10.18%	9.19%
Yield on loans receivable (1)	10.85%	10.71%	10.84%	10.85%	9.95%
Cost of funds (1)	3.52%	3.39%	3.18%	2.77%	2.19%
Cost of deposits (1)	3.49%	3.36%	3.14%	2.72%	2.13%
Net interest margin (1)	6.78%	6.61%	7.10%	7.58%	7.15%
Noninterest expense to average assets (1)	6.04%	5.56%	6.23%	6.11%	5.69%
Noninterest income to average assets (1)	9.38%	6.95%	3.81%	6.90%	6.28%
Efficiency ratio	37.88%	41.58%	58.36%	42.92%	43.03%
Loans receivable to deposits (2)	92.42%	90.05%	90.19%	96.23%	92.55%
(1)Annualized calculations shown for periods presented.
(2)Including loans held for sale.
CCBX – BaaS Reporting Information
During the three months ended March 31, 2024, $79.8 million was recognized in noninterest income BaaS credit enhancements related to the establishment of a credit enhancement asset for credit losses indemnified by our strategic partners and reserved for unfunded commitments for CCBX partner loans and deposits. Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by indemnifying and/or reimbursing incurred losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans, unfunded commitments and negative deposit accounts. When the provision for credit losses - loans and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner legal commitment to indemnify or reimburse losses. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner or taken from the partner's cash reserve account. Agreements with our CCBX partners also provide protection to the Bank from fraud by indemnifying or reimbursing incurred fraud losses. BaaS fraud includes noncredit fraud losses on loans and deposits originated through partners. Fraud losses are recorded when incurred

Table of Contents,
as losses in noninterest expense, and the enhancement received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. CCBX partners also pledge a cash reserve account at the Bank which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by indemnifying or reimbursing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligations to replenish their cash reserve account then the Bank would be exposed to additional losses, as a result of this counterparty risk. If a CCBX partner does not replenish their cash reserve account then the Bank can declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. The Bank would write-off any remaining credit enhancement asset from the CCBX partner but would retain the full yield and any fee income on the loan portfolio going forward, and BaaS loan expense would decrease once default occurred and payments to the CCBX partner were stopped.
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
The following table illustrates how CCBX partner loan income and expenses are recorded in the financial statements:

Loan income and related loan expense	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2024	March 31, 2023
BaaS loan interest income	$54,569	$42,220
Less: BaaS loan expense	24,837	17,554
Net BaaS loan income (2)	29,732	24,666
Net BaaS loan income divided by average BaaS loans (1)(2)	9.45%	9.40%
Yield on loans (1)	17.34%	16.09%
(1)Annualized calculations shown for periods presented.
(2)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
The increased activity of CCBX partners has resulted in increases in direct fees, expenses and interest for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The following tables are a summary of the direct fees, expenses and interest components of BaaS for the periods indicated and are not inclusive of all income and expense related to BaaS.

Interest income	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2024	March 31, 2023
Loan interest income	$54,569	$42,220
Total BaaS interest income	$54,569	$42,220

Interest expense	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2024	March 31, 2023
BaaS interest expense	$22,854	$12,424
Total BaaS interest expense	$22,854	$12,424

Table of Contents,

	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2024	March 31, 2023
BaaS program income:
Servicing and other BaaS fees	$1,131	$948
Transaction fees	1,122	917
Interchange fees	1,539	789
Reimbursement of expenses	1,033	921
BaaS program income	4,825	3,575
BaaS indemnification income:
BaaS credit enhancements	79,808	42,362
BaaS fraud enhancements	923	1,999
BaaS indemnification income	80,731	44,361
Total noninterest BaaS income	$85,556	$47,936

	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2024	March 31, 2023
BaaS loan and fraud expense:
BaaS loan expense	$24,837	$17,554
BaaS fraud expense	923	1,999
Total BaaS loan and fraud expense	$25,760	$19,553
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

Table of Contents,
The following non-GAAP reconciliation in presented to show the impact of certain unanticipated expenses on net income. The most directly comparable GAAP measure is net income.

	Three Months Ended
Non-GAAP Reconciliation of Unanticipated Expenses	March 31, 2024
(dollars in thousands; unaudited)	Actual	Unanticipated Expenses	Adjusted
Net interest income	$60,936	$—	$60,936
Provision for credit losses	(83,158)	(1,096)	(82,062)
Noninterest income	86,955	—	86,955
Noninterest expense(1)	(56,018)	(1,915)	(54,103)
Income before provision for income tax	8,715	(3,010)	11,725
Provision for income tax	(1,915)	662	(2,577)
Net income	$6,800	$(2,348)	$9,148
(1) Table below shows the detail of unanticipated noninterest expense shown in table above:

Unanticipated noninterest expense:
Audit and accounting services	$849
Contract termination fee	600
Operational loss	122
Employment realignment costs	343
Total unanticipated noninterest expense items	$1,915
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

Table of Contents,
Reconciliations of the GAAP and non-GAAP measures are presented in the following table.

	As of and for the Three Months Ended
(dollars in thousands; unaudited)	March 31, 2024	March 31, 2023
Net BaaS loan income divided by average CCBX loans:
CCBX loan yield (GAAP)(1)	17.34%	16.09%
Total average CCBX loans receivable	$1,265,857	$1,064,192
Interest and earned fee income on CCBX loans (GAAP)	54,569	42,220
BaaS loan expense	(24,837)	(17,554)
Net BaaS loan income	$29,732	$24,666
Net BaaS loan income divided by average CCBX loans (1)	9.45%	9.40%

Net interest margin, net of BaaS loan expense:
CCBX interest margin	8.60%	10.15%
CCBX earning assets	1,864,156	1,296,839
Net interest income	39,866	32,448
Less: BaaS loan expense	(24,837)	(17,554)
Net interest income, net of BaaS loan expense	$15,029	$14,894
CCBX net interest margin, net of BaaS loan expense	3.24%	4.66%
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
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decrease in current fair market values. Our objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. The FOMC raised interest rates 0.25% in mid-March 2022, 1.25% in the second quarter of 2022, 1.50% in the third quarter of 2022, 1.25% in the fourth quarter of 2022, 0.50% in the first quarter 2023, and 0.25% in the second quarter 2023 and 0.25% in the third quarter of 2023. The FOMC has subsequently held interest rates flat as inflation continues to remain elevated. The timing and magnitude of any potential rate changes, expected to be rate cuts in the event inflation decreases, remains uncertain but will likely be closely tied to future inflationary trends. The impact of this and any future increases or decreases will impact financial results.
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

Table of Contents,
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
The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

(unaudited)
Change in Market Interest Rates	Twelve Month Projection As of March 31, 2024	Twelve Month Projection As of December 31, 2023
Static Balance Sheet and Rate Shifts
+400 basis points	(11.1)%	(6.2)%
+300 basis points	(8.3)%	(4.6)%
+200 basis points	(5.4)%	(3.0)%
+100 basis points	(2.7)%	(1.4)%
-100 basis points	2.5%	1.1%
-200 basis points	4.6%	1.8%
-300 basis points	6.6%	2.1%
-400 basis points	7.9%	2.2%

Dynamic Balance Sheet and Rate Shifts
+400 basis points	(6.0)%	(1.3)%
+300 basis points	(4.5)%	(0.9)%
+200 basis points	(2.9)%	(0.5)%
+100 basis points	(1.4)%	(0.2)%
-100 basis points	1.2%	(0.1)%
-200 basis points	2.1%	(0.6)%
-300 basis points	2.9%	(1.5)%
-400 basis points	3.0%	(2.8)%
The results illustrate that the Company’s static balance sheet remains liability sensitive, however, the dynamic balance sheet is fairly neutral to rate shifts. As the Company’s composition has shifted over time due to the growth of the CCBX segment to more variable/adjustable in nature, our interest rate risk profile has been mitigated, reducing variability in both rising and falling rate environments, as the community bank and CCBX segments work to offset one another. The community bank segment remains asset sensitive and generally performs better in an increasing interest rate environment. For the community bank, the drivers are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, offering rates on these community bank deposits change more slowly than changes in short-term market rates. For the CCBX segment, the offering rates on the loan portfolio are modeled using partner contractual net yields which mostly adjust with market shifts. For this CCBX portfolio, the offering rates on approximately 70% of loans and the majority of deposits nearly fully reprice with changes in market rates. During 2023, one of the material CCBX lending partners contractual yields converted to a fixed rate product, continuing to reduce the overall variability in the Company’s balance sheet. As of March 31, 2023, the Company’s overall funding mix continues to be more heavily weighted towards the CCBX deposits which are primarily variable rate deposits aiding with the neutrality of the balance sheet and the overall shift to liability sensitive. The assumptions incorporated into the simulation model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact that fluctuations in market interest rates have on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions, the shape of the interest yield curve, and the application and timing of various assumptions and strategies.

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
Change in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents,
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.
Item 1A. Risk Factors
For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which are incorporated by reference herein. As of March 31, 2024, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2024.
The Company did not repurchase any of its equity securities during the three months ended March 31, 2024 and does not have any authorized share repurchase programs.
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter months ended March 31, 2024, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

Table of Contents,
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	May 8, 2024	By:	/s/ Eric M. Sprink
Eric M. Sprink
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 8, 2024	By:	/s/ Joel G. Edwards
Joel G. Edwards
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)