Form 10-Q
period 2024-06-30
COASTAL FINANCIAL CORP
filed 2024-08-08
CIK 1437958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2024, there were 13,456,333 shares of the issuer’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands)

ASSETS
	June 30, 2024	December 31, 2023
Cash and due from banks	$59,995	$31,345
Interest earning deposits with other banks (restricted cash of $0 at June 30, 2024 and December 31, 2023)	427,250	451,783
Investment securities, available for sale, at fair value	39	99,504
Investment securities, held to maturity, at amortized cost	49,174	50,860
Other investments	10,664	10,227
Loans receivable	3,326,460	3,026,092
Allowance for credit losses	(147,914)	(116,958)
Total loans receivable, net	3,178,546	2,909,134
CCBX credit enhancement asset	143,485	107,921
CCBX receivable	11,520	9,088
Premises and equipment, net	24,526	22,090
Lease right-of-use assets	5,635	5,932
Accrued interest receivable	23,617	26,819
Bank-owned life insurance, net	13,132	12,870
Deferred tax asset, net	2,221	3,806
Other assets	11,742	11,987
Total assets	$3,961,546	$3,753,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$3,543,432	$3,360,363
Subordinated debt, net
Principal amount $45,000 (less unamortized debt issuance costs of $781 and $856) at June 30, 2024 and December 31, 2023, respectively	44,219	44,144
Junior subordinated debentures, net
Principal amount $3,609 (less unamortized debt issuance costs of $18 at June 30, 2024 and December 31, 2023)	3,591	3,590
Deferred compensation	405	479
Accrued interest payable	999	892
Lease liabilities	5,821	6,124
CCBX payable	34,536	33,651
Other liabilities	11,850	9,145
Total liabilities	3,644,853	3,458,388
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at June 30, 2024 and December 31, 2023; issued and outstanding: zero shares at June 30, 2024 and December 31, 2023	—	—
Common stock, no par value:
Authorized: 300,000,000 shares at June 30, 2024 and December 31, 2023; 13,453,805 shares at June 30, 2024 issued and outstanding and 13,304,339 shares at December 31, 2023 issued and outstanding	132,989	130,136
Retained earnings	183,706	165,311
Accumulated other comprehensive loss, net of tax	(2)	(469)
Total shareholders’ equity	316,693	294,978
Total liabilities and shareholders’ equity	$3,961,546	$3,753,366
See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$90,944	$80,199	$175,565	$146,630
Interest on interest earning deposits with other banks	5,683	2,678	10,463	5,775
Interest on investment securities	686	653	1,720	1,206
Dividends on other investments	174	156	211	186
Total interest income	97,487	83,686	187,959	153,797
INTEREST EXPENSE
Interest on deposits	30,578	20,675	59,445	35,633
Interest on borrowed funds	672	661	1,341	1,323
Total interest expense	31,250	21,336	60,786	36,956
Net interest income	66,237	62,350	127,173	116,841
PROVISION FOR CREDIT LOSSES	62,325	52,253	145,483	95,950
Net interest income/(expense) after provision for credit losses	3,912	10,097	(18,310)	20,891
NONINTEREST INCOME
Deposit service charges and fees	946	989	1,854	1,899
Loan referral fees	—	682	168	682
Gain on sales of loans, net	—	23	—	146
Unrealized gain (loss) on equity securities, net	9	155	24	194
Other income	257	234	565	533
Noninterest income, excluding BaaS program income and BaaS indemnification income	1,212	2,083	2,611	3,454
Servicing and other BaaS fees	1,525	895	2,656	1,843
Transaction fees	1,309	1,052	2,431	1,969
Interchange fees	1,625	975	3,164	1,764
Reimbursement of expenses	1,637	1,026	2,670	1,947
BaaS program income	6,096	3,948	10,921	7,523
BaaS credit enhancements	60,826	51,027	140,634	93,389
BaaS fraud enhancements	1,784	1,537	2,707	3,536
BaaS indemnification income	62,610	52,564	143,341	96,925
Total noninterest income	69,918	58,595	156,873	107,902
NONINTEREST EXPENSE
Salaries and employee benefits	17,005	16,309	34,989	31,884
Occupancy	1,686	1,143	3,204	2,362
Data processing and software licenses	2,924	1,972	5,816	3,812
Legal and professional expenses	3,631	4,645	7,303	7,707
Point of sale expense	852	814	1,721	1,567
Excise taxes	(706)	531	(386)	986
Federal Deposit Insurance Corporation ("FDIC") assessments	690	570	1,373	1,165
Director and staff expenses	470	519	870	1,145
Marketing	14	115	67	210
Other expense	1,383	1,722	3,250	2,612
Noninterest expense, excluding BaaS loan and BaaS fraud expense	27,949	28,340	58,207	53,450
BaaS loan expense	29,076	22,033	53,913	39,587
BaaS fraud expense	1,784	1,537	2,707	3,536
BaaS loan and fraud expense	30,860	23,570	56,620	43,123
Total noninterest expense	58,809	51,910	114,827	96,573
Income before provision for income taxes	15,021	16,782	23,736	32,220
PROVISION FOR INCOME TAXES	3,425	3,876	5,340	6,923

NET INCOME	$11,596	$12,906	$18,396	$25,297
Basic earnings per common share	$0.86	$0.97	$1.38	$1.91
Diluted earnings per common share	$0.84	$0.95	$1.34	$1.86
Weighted average number of common shares outstanding:
Basic	13,412,667	13,275,640	13,376,832	13,236,517
Diluted	13,736,508	13,597,763	13,706,713	13,603,594
See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET INCOME	$11,596	$12,906	$18,396	$25,297
OTHER COMPREHENSIVE INCOME (LOSS), before tax
Securities available-for-sale
Unrealized holding income during the period	1	163	535	841
Income tax expense related to unrealized holding gain/loss	(1)	(38)	(69)	(189)
OTHER COMPREHENSIVE INCOME, net of tax	—	125	466	652
COMPREHENSIVE INCOME	$11,596	$13,031	$18,862	$25,949
See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands)

	Shares of Common Stock		Amount of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, March 31, 2023	13,281,533		$127,447	$133,123	$(1,807)	$258,763
Net income	—		—	12,906	—	12,906
Issuance of restricted stock awards	13,538		—	—	—	—
Vesting of restricted stock units	3,618		—	—	—	—
Exercise of stock options	2,120		22	—	—	22
Stock-based compensation	—		846	—	—	846
Other comprehensive loss, net of tax	—		—	—	125	125
BALANCE, June 30, 2023	13,300,809		$128,315	$146,029	$(1,682)	$272,662

BALANCE, December 31, 2022	13,161,147		$125,830	$119,998	$(2,334)	$243,494
Net income	—		—	25,297	—	25,297
Adjustment to retained earnings; adoption of ASU 2016- 13	—	0	—	734	—	734
Issuance of restricted stock awards	13,538		—	—	—	—
Vesting of restricted stock units	46,020		—	—	—	—
Exercise of stock options	80,104		589	—	—	589
Stock-based compensation	—		1,896	—	—	1,896
Other comprehensive loss, net of tax	—		—	—	652	652
BALANCE, June 30, 2023	13,300,809		$128,315	$146,029	$(1,682)	$272,662

BALANCE, March 31, 2024	13,407,320		$131,601	$172,110	$(2)	$303,709
Net income	—		—	11,596	—	11,596
Issuance of restricted stock awards	16,698		—	—	—	—
Vesting of restricted stock units	7,237		—	—	—	—
Exercise of stock options	22,550		289	—	—	289
Stock-based compensation	—		1,099	—	—	1,099
Other comprehensive income, net of tax	—		—	—	—	—
BALANCE, June 30, 2024	13,453,805		$132,989	$183,706	$(2)	$316,693

BALANCE, December 31, 2023	13,304,339		$130,136	$165,310	$(468)	$294,978
Net income	—		—	18,396	—	18,396
Issuance of restricted stock awards	16,698		—	—	—	—
Vesting of restricted stock units	65,078		—	—	—	—
Exercise of stock options	67,690		574	—	—	574
Stock-based compensation	—		2,279	—	—	2,279
Other comprehensive income, net of tax	—		—	—	466	466
BALANCE, June 30, 2024	13,453,805		$132,989	$183,706	$(2)	$316,693

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,396	$25,297
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	145,483	96,142
Depreciation and amortization	1,965	956
Loss on disposition of fixed assets	—	23
Increase in operating lease right-of-use assets	419	461
Increase in operating lease liabilities	(425)	(480)
Gain on sales of loans	—	(146)
Net amortization (accretion) on investment securities	3	(13)
Unrealized holding (gain) loss on equity investment	(24)	(194)
Stock-based compensation	2,279	1,897
Increase in bank-owned life insurance value	(244)	(188)
Deferred tax benefit (expense)	1,516	(7,714)
Net change in CCBX receivable	(2,432)	(8,697)
Net change in CCBX credit enhancement asset	(35,564)	(39,086)
Net change in CCBX payable	885	7,295
Net change in other assets and liabilities	2,194	5,562
Total adjustments	116,055	55,818
Net cash provided by operating activities	134,451	81,115
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities held for investment	—	(11,576)
Change in other investments, net	(413)	(1,288)
Principal paydowns of investment securities available-for-sale	4	4
Principal paydowns of investment securities held-to-maturity	1,679	48
Maturities and calls of investment securities available-for-sale	100,000	—
Purchase of bank owned life insurance	(18)	(18)
Proceeds from sales of loans held for sale	255,672	154,061
Purchase of loans	(20,705)	(47,886)
Increase in loans receivable, net	(645,787)	(585,510)
Purchases of premises and equipment, net	(4,408)	(1,669)
Net cash used by investing activities	(313,976)	(493,834)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, and savings	186,334	349,674
Net decrease in time deposits	(3,266)	(4,623)
Proceeds from exercise of stock options	574	589
Net cash provided by financing activities	183,642	345,640
NET CHANGE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	4,117	(67,079)
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	483,128	342,139
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of quarter	$487,245	$275,060
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$60,679	$36,874
Income taxes paid	3,628	5,195
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$535	$841
Lease liabilities arising from obtaining right-of-use assets	$122	$1,659
Non-cash investing and financing activities:
Transfer from loans to loans held for sale	$255,672	$189,838
Adjustment to retained earnings - adoption of ASU 2016-13, net of deferred tax	$—	$(734)

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
Financial statement presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting requirements and with instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2024. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the entire year.
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

Subsequent Events - The Company has evaluated events and transactions subsequent to June 30, 2024 for potential recognition or disclosure.
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

Note 3 - Investment Securities
The following table summarizes the amortized cost, fair value, and allowance for credit losses and the corresponding amounts of gross unrealized gains and losses of available-for-sale securities recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses of held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands; unaudited)
June 30, 2024
Available-for-sale
U.S. Agency collateralized mortgage obligations	$41	$—	$(2)	$39	$—
Total available-for-sale securities	41	—	(2)	39	—
Held-to-maturity
U.S. Agency residential mortgage-backed securities	49,174	137	(785)	48,526	—
Total investment securities	$49,215	$137	$(787)	$48,565	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands; unaudited)
December 31, 2023
Available-for-sale
U.S. Treasury securities	$99,996	$—	$(535)	$99,461	$—
U.S. Agency collateralized mortgage obligations	45	—	(2)	43	—
Total available-for-sale securities	100,041	—	(537)	99,504	—
Held-to-maturity
U.S. Agency residential mortgage-backed securities	50,860	467	(286)	51,041	—
Total investment securities	$150,901	$467	$(823)	$150,545	$—
Accrued interest on available-for-sale securities was less than $1,000 and $718,000 at June 30, 2024 and December 31, 2023, respectively, accrued interest on held-to-maturity securities was $227,000 and $234,000 at June 30, 2024 and December 31, 2023, respectively. Accrued interest on securities is excluded from the balances in the preceding table of securities receivable, and is included in accrued interest receivable on the Company's consolidated balance sheets.
The amortized cost and fair value of debt securities at June 30, 2024, by contractual maturity, are shown below. Currently, the portfolio consists of mortgage-backed securities and collateralized mortgage obligations which are not due at a single maturity date. Expected maturities will differ from contractual maturities because issuers or the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands; unaudited)
June 30, 2024
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	41	39	49,174	48,526
	$41	$39	$49,174	$48,526
Investments in debt securities with an amortized cost of $20.8 million at June 30, 2024 and $21.8 million as of December 31, 2023, were pledged to secure public deposits and for other purposes as required or permitted by law and an additional $24.3 million and $25.0 million in securities were pledged for borrowing lines at June 30, 2024 and December 31, 2023, respectively.
During the six months ended June 30, 2024, two securities matured, consisting of a total of $100.0 million in AFS U.S. Treasury securities. During the six months ended June 30, 2024, no securities were purchased.
There were no sales of securities during the six months ended June 30, 2024 or 2023.

There were sixteen securities with a $787,000 unrealized loss as of June 30, 2024. There were nine securities in an unrealized loss position as of December 31, 2023. The following table shows the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands; unaudited)
June 30, 2024
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$—	$39	$2	$39	$2
Total available-for-sale securities	—	—	39	2	39	2
Held-to-maturity
U.S. Agency residential mortgage-backed securities	28,671	262	11,184	523	39,855	785
Total investment securities	$28,671	$262	$11,223	$525	$39,894	$787
Management has evaluated the above securities and does not believe that any individual unrealized loss as of June 30, 2024, will be recognized into income. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. Management believes there is a high probability of collecting all contractual amounts due, because all of the securities in the portfolio are backed by government agencies or government sponsored enterprises. However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one year time horizon or perhaps even until maturity. Based on management's analysis no allowance for credit losses was required on these securities.
Note 4 - Loans and Allowance for Credit Losses
During the six months ended June 30, 2024, $255.7 million in CCBX loans were transferred to loans held for sale, with $255.7 million in loans sold. The Company sells CCBX loans to manage loan portfolio size by partner and by loan category, with such limits established and documented in the relevant partner agreement. There were no loans held for sale as of June 30, 2024 and December 31, 2023.

The composition of the loan portfolio is as follows as of the periods indicated:

	June 30,	December 31,
	2024	2023
	(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$144,436	$149,502
Real estate loans:
Construction, land and land development loans	173,064	157,100
Residential real estate loans	229,639	225,391
Commercial real estate loans	1,357,979	1,303,533
Consumer and other loans:
Other consumer and other loans	14,220	1,628
Gross Community Bank loans receivable	1,919,338	1,837,154
CCBX
Commercial and industrial loans:
Capital call lines	$109,133	$87,494
All other commercial & industrial loans	41,731	54,298
Real estate loans:
Residential real estate loans	287,950	238,035
Consumer and other loans:
Credit cards	549,241	505,837
Other consumer and other loans	426,809	310,574
Gross CCBX loans receivable	1,414,864	1,196,238
Total gross loans receivable	3,334,202	3,033,392
Net deferred origination fees and premiums	(7,742)	(7,300)
Loans receivable	$3,326,460	$3,026,092
Accrued interest on loans, which is excluded from the balances in the preceding table of loans receivable, was $23.1 million and $25.6 million at June 30, 2024 and December 31, 2023, respectively, and was included in accrued interest receivable on the Company's consolidated balance sheets.
Included in commercial and industrial loans as of June 30, 2024 and December 31, 2023, is $109.1 million and $87.5 million, respectively in capital call lines, provided to venture capital firms through one of our BaaS clients. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our BaaS client and the underwriting is reviewed by the Bank on every line/loan. Also included in commercial and industrial loans are Paycheck Protection Program (“PPP”) loans of $2.7 million at June 30, 2024 and $3.0 million at December 31, 2023. PPP loans are 100% guaranteed by the Small Business Administration (“SBA”).
Consumer and other loans includes overdrafts of $894,000 and $2.8 million at June 30, 2024 and December 31, 2023, respectively. Community bank overdrafts were $11,000 and $255,000 at June 30, 2024 and December 31, 2023, respectively and CCBX overdrafts were $883,000 and $2.5 million at June 30, 2024 and December 31, 2023.
The Company has pledged loans totaling $952.8 million at June 30, 2024 and $982.2 million at December 31, 2023, for borrowing lines at the FHLB and FRB. Additional loans were pledged during the first six months of 2023 and continues to be pledged to increase and maintain the borrowing capacity of the Bank in the event of a liquidity crisis.
The balance of SBA and United States Department of Agriculture ("USDA") loans and participations sold and serviced for others totaled $5.8 million and $8.7 million at June 30, 2024 and December 31, 2023, respectively.
The gross balance of Main Street Lending Program (“MSLP”) loans participated and serviced for others, totaled $52.1 million at June 30, 2024 and $53.4 million at December 31, 2023, with $2.7 million in MSLP loans on the balance sheet and included in commercial and industrial loans at June 30, 2024 compared to $2.8 million at December 31, 2023. Servicing is retained on the gross balance.
The Company, through the community bank, at times purchases individual loans at fair value as of the acquisition date. The Company held purchased loans with remaining balances that totaled $6.2 million and $8.1 million as of June 30, 2024 and December 31, 2023, respectively. Unamortized premiums on these loans totaled $120,000 and $154,000 as of June 30, 2024 and December 31, 2023, respectively, and are amortized into interest income over the life of the loans.
The Company, through the community bank, has purchased participation loans with remaining balances totaling $48.9 million and $53.5 million as of June 30, 2024 and December 31, 2023, respectively. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan and underwritten to the Bank's credit standards.
The Company, through the community bank, purchased loans from CCBX partners, at par, through agreements with those CCBX partners, and those loans had a remaining balance of $48.5 million as of June 30, 2024 and $46.5 million as of December 31, 2023. As of June 30, 2024, $44.0 million is included in consumer and other loans and $4.5 million is included in commercial and industrial loans, compared to $40.2 million in consumer and other loans and $6.3 million in commercial and industrial loans as of December 31, 2023.
The following is a summary of the Company’s loan portfolio segments:
Commercial and industrial loans – Commercial and industrial loans are secured by business assets including inventory, receivables and machinery and equipment of businesses located generally in the Company’s primary market area and capital calls on venture and investment funds. Also included in commercial and industrial loans are $41.7 million in unsecured CCBX partner loans. Loan types include revolving lines of credit, term loans, PPP loans, and loans secured by liquid collateral such as cash deposits or marketable securities. Also included in commercial and industrial loans are loans to other financial institutions. Additionally, the Company issues letters of credit on behalf of its customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.
As of June 30, 2024, $109.1 million in outstanding CCBX capital call lines are included in commercial and industrial loans compared to $87.5 million at December 31, 2023. Capital call lines are provided to venture capital firms. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our CCBX partner and the underwriting is reviewed by the Bank on every line/loan.
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
As of June 30, 2024, $288.0 million in loans originated through CCBX partners are included in residential real estate loans, compared to $238.0 million at December 31, 2023. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card. Home equity lines of credit are classified as residential real estate per regulatory guidelines.
Commercial real estate (includes owner occupied and nonowner occupied) loans – Commercial real estate loans include various types of loans for which the Company holds real property as collateral. We have commercial mortgage loans totaling $391.0 million that are collateralized by owner-occupied real-estate and $586.5 million that are collateralized by non-owner-occupied real estate, as well as $369.7 million of multi-family residential loans and $10.8 million of farmland loans, as of June 30, 2024. The primary risks of commercial real estate loans include the borrower’s inability to pay, material decreases in the value of the collateralized real estate and significant increases in interest rates, which may make the real estate loan unprofitable. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.
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
As of June 30, 2024, $976.1 million in CCBX loans are included in consumer and other loans compared to $816.4 million at December 31, 2023. Not included in this category is $288.0 million and $238.0 million as of June 30, 2024 and December 31, 2023, respectively, in home equity lines of credit that are secured by residential real estate and are accessed by using a credit card. These credit card accessed home equity lines of credit are classified as residential real estate per regulatory guidelines.

Past Due and Nonaccrual Loans
The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
June 30, 2024
Community Bank
Commercial and industrial loans	$—	$—	$—	$144,436	$144,436	$—
Real estate loans:
Construction, land and land development	—	—	—	173,064	173,064	—
Residential real estate	—	213	213	229,426	229,639	—
Commercial real estate	233	7,731	7,964	1,350,015	1,357,979	—
Consumer and other loans	2	—	2	14,218	14,220	—
Total community bank	$235	$7,944	$8,179	$1,911,159	$1,919,338	$—
CCBX
Commercial and industrial loans:
Capital call lines	$—	$—	$—	$109,133	$109,133	$—
All other commercial & industrial loans	3,145	1,278	4,423	37,308	41,731	1,278
Real estate loans:
Residential real estate loans	3,556	2,722	6,278	$281,672	$287,950	2,722
Consumer and other loans:
Credit cards	27,441	36,465	63,906	$485,335	$549,241	36,465
Other consumer and other loans	19,453	4,779	24,232	402,577	426,809	4,779
Total CCBX	$53,595	$45,244	$98,839	$1,316,025	$1,414,864	$45,244
Total Consolidated	$53,830	$53,188	$107,018	$3,227,184	3,334,202	$45,244
Less net deferred origination fees and premiums					(7,742)
Loans receivable					$3,326,460

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
December 31, 2023
Community Bank
Commercial and industrial loans	$—	$—	$—	$149,502	$149,502	$—
Real estate loans:
Construction, land and land development	—	—	—	157,100	157,100	—
Residential real estate	44	—	44	225,347	225,391	—
Commercial real estate	—	7,145	7,145	1,296,388	1,303,533	—
Consumer and other loans	2	—	2	1,626	1,628	—
Total community bank	$46	$7,145	$7,191	$1,829,963	$1,837,154	$—
CCBX
Commercial and industrial loans:
Capital call lines	$—	$—	$—	$87,494	$87,494	$—
All other commercial & industrial loans	3,433	2,086	5,519	48,779	54,298	2,086
Real estate loans:
Residential real estate loans	3,198	1,115	4,313	$233,722	$238,035	$1,115
Consumer and other loans:
Credit cards	28,383	34,835	63,218	$442,619	$505,837	$34,835
Other consumer and other loans	29,645	8,488	38,133	$272,441	$310,574	$8,488
Total CCBX	64,659	46,524	111,183	1,085,055	1,196,238	46,524
Total Consolidated	64,705	53,669	118,374	2,915,018	3,033,392	46,524
Less net deferred origination fees and premiums					(7,300)
Loans receivable					$3,026,092
There were $45.2 million in CCBX loans past due 90 days or more and still accruing interest as of June 30, 2024, and $46.5 million as of December 31, 2023. This is attributed to loans originated through CCBX lending partners which continue to accrue interest up to 180 days past due. As of June 30, 2024 and December 31, 2023, $43.9 million and $42.0 million, respectively, of loans past due 90 days or more are covered by credit enhancements provided by our CCBX partners that protect the Bank against losses.
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
An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	June 30,			December 31,
	2024			2023
	Total Nonaccrual	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual	Nonaccrual with No ACL
	(dollars in thousands; unaudited)
Community Bank
Real estate loans:
Residential real estate	$213	$213	$—	$170	$170
Commercial real estate	7,731	830	6,901	7,145	7,145
Total nonaccrual loans	$7,944	$1,043	$6,901	$7,315	$7,315

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
No loans were modified for community bank borrowers experiencing financial difficulty in the three and six months ended June 30, 2024 and 2023.
The following table presents the CCBX loans at June 30, 2024 that were both experiencing financial difficulty and were modified during the twelve months prior to June 30, 2024 by class and by type of modification. The percentage of the loans that were modified to borrowers in financial distress as compared to the total of each class of loans is also presented below.

	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Principal Forgiveness, Payment Delay & Term Extension	Total	Total Class of Financing Receivable
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$1,397	$—	$364	$—	$1,761	4.22%
Consumer and other loans:
Credit cards	—	9,228	—	—	9,228	1.68
Other consumer and other loans	7,574	—	12,903	1,722	22,199	5.20
Total	$8,971	$9,228	$13,267	$1,722	$33,188	1.00%
The Company has committed to lend additional amounts totaling $156,000 to the borrowers included in the table above.
The performance of loans modified is monitored to understand the effectiveness of the modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$196	$45	$241
Consumer and other loans:
Credit cards	2,032	1,872	3,904
Other consumer and other loans	2,377	895	3,272
Total CCBX	$4,605	$2,812	$7,417
The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the preceding 12 months ended June 30, 2024:

	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	—%	0.97
Real estate loans:
Residential real estate loans	42	—	n/a
Consumer and other loans:
Credit cards	—	15.0	n/a
Other consumer and other loans	1,009	—	1.14
Total CCBX	$1,051	15.0%	1.11
The following table presents the total of loans that had a payment default during the preceding 12 months ended June 30, 2024 and which were modified for borrowers experiencing financial difficulty in the twelve months prior to that default.

	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Principal Forgiveness, Payment Delay & Term Extension	Total
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$839	$—	$223	$—	$1,062
Consumer and other loans:
Credit cards	—	5,416	—	—	5,416
Other consumer and other loans	5,345	—	6,326	698	12,369
Total	$6,184	$5,416	$6,549	$698	$18,847
Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off against the allowance for credit losses. Therefore, the loan balance is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.
Credit Quality and Credit Risk
Federal regulations require that the Company periodically evaluate the risks inherent in its loan portfolio. In addition, the Company’s regulatory agencies have authority to identify problem loans and, if appropriate, require them to be reclassified. The Company establishes loan grades for loans at the origination of the loan. Changes to community bank loan grades are considered at the time new information about the performance of a loan becomes available, including the receipt of updated financial information from the borrower and after loan reviews. For consumer loans, the Bank follows the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification and Account Management Policy for subsequent classification in the event of payment delinquencies or default. Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement. Credit deterioration is evidenced by delinquency, direct communications with the borrower or other borrower information that becomes known to management. Credit improvements are evidenced by known facts regarding the borrower or the collateral property. The Company classifies some loans as Watch or Other Loans Especially Mentioned (“OLEM”). Loans classified as Watch are performing assets but have elements of risk that require more monitoring than other performing loans and are reported in the OLEM column in the following table. Loans classified as OLEM are assets that continue to perform but have shown deterioration in credit quality and require close monitoring. There are three classifications for problem loans: Substandard, Doubtful, and Loss. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Revolving (open-ended loans, such as credit cards) and installment (closed end) consumer loans originated through CCBX partners continue to accrue interest until they are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards) and are classified as substandard once they are 90 days past due. Doubtful loans have the weaknesses of loans classified as Substandard, with additional characteristics that suggest the weaknesses make collection or recovery in full after liquidation of collateral questionable on the basis of currently existing facts, conditions, and values. There is a high possibility of loss in loans classified as Doubtful. A loan classified as Loss is considered uncollectible and of such little value that continued classification of the credit as a loan is not warranted. If a loan or a portion thereof is classified as Loss, it must be charged-off, meaning the amount of the loss is charged against the allowance for credit losses, thereby reducing that reserve.

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
	(dollars in thousands; unaudited)
As of June 30, 2024
Commercial and industrial loans
Risk rating
Pass	$15,160	$13,199	$45,396	$14,289	$9,057	$9,015	$34,460	$888	$141,464
Other Loan Especially Mentioned	—	—	—	—	99	—	2,873	—	2,972
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - All other commercial and industrial loans	$15,160	$13,199	$45,396	$14,289	$9,156	$9,015	$37,333	$888	$144,436
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate loans - Construction, land and land development loans
Risk rating
Pass	$13,079	$109,694	$35,469	$10,804	$767	$2,218	$600	$—	$172,631
Other Loan Especially Mentioned	—	—	—	433	—	—	—	—	433
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Construction, land and land development loans	$13,079	$109,694	$35,469	$11,237	$767	$2,218	$600	$—	$173,064
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of June 30, 2024
Real estate loans - Residential real estate loans
Risk rating
Pass	$8,434	$31,802	$39,344	$38,984	$28,914	$50,798	$27,676	$17	$225,969
Other Loan Especially Mentioned	—	—	1,091	2,012	17	37	300	—	3,457
Substandard	—	—	—	—	—	—	45	168	213
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Residential real estate loans	$8,434	$31,802	$40,435	$40,996	$28,931	$50,835	$28,021	$185	$229,639
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate loans - Commercial real estate loans
Risk rating
Pass	$68,880	$254,042	$300,727	$225,699	$139,340	$338,306	$8,209	$1,688	$1,336,891
Other Loan Especially Mentioned	—	—	3,221	5,622	164	4,154	195	—	13,356
Substandard	—	—	—	—	831	6,901	—	—	7,732
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Commercial real estate loans	$68,880	$254,042	$303,948	$231,321	$140,335	$349,361	$8,404	$1,688	$1,357,979
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of June 30, 2024
Consumer and other loans - Other consumer and other loans
Risk rating
Pass	$194	$61	$9,085	$4	$663	$3,993	$220	$—	$14,220
Other Loan Especially Mentioned	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans - Other consumer and other loans	$194	$61	$9,085	$4	$663	$3,993	$220	$—	$14,220
Current period gross charge-offs	$17	$—	$—	$—	$—	$—	$—	$—	$17

Total community bank loans receivable
Risk rating
Pass	$105,747	$408,798	$430,021	$289,780	$178,741	$404,330	$71,165	$2,593	$1,891,175
Other Loan Especially Mentioned	—	—	4,312	8,067	280	4,191	3,368	—	20,218
Substandard	—	—	—	—	831	6,901	45	168	7,945
Doubtful	—	—	—	—	—	—	—	—	—
Total community bank loans	$105,747	$408,798	$434,333	$297,847	$179,852	$415,422	$74,578	$2,761	$1,919,338
Current period gross charge-offs	$17	$—	$—	$—	$—	$—	$—	$—	$17

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
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
	(dollars in thousands; unaudited)
As of June 30, 2024
Commercial and industrial loans - Capital call lines
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$109,133	$—	$109,133
Nonperforming	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - Capital call lines	$—	$—	$—	$—	$—	$—	$109,133	$—	$109,133
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans - All other commercial and industrial loans
Payment performance
Performing	$—	$31,726	$5,000	$7	$9	$—	$3,711	$—	$40,453
Nonperforming	—	756	156	—	—	—	366	—	1,278
Total commercial and industrial loans - All other commercial and industrial loans	$—	$32,482	$5,156	$7	$9	$—	$4,077	$—	$41,731
Current period gross charge-offs	$52	$6,694	$1,257	$—	$—	$—	$564	$—	$8,567

Real estate loans - Residential real estate loans
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$269,089	$16,139	$285,228
Nonperforming	—	—	—	—	—	—	2,722	—	2,722
Total real estate loans - Residential real estate loans	$—	$—	$—	$—	$—	$—	$271,811	$16,139	$287,950
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$2,007	$—	$2,007

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of June 30, 2024
Consumer and other loans - Credit cards
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$512,717	$59	$512,776
Nonperforming	—	—	—	—	—	—	36,465	—	36,465
Total consumer and other loans - Credit cards	$—	$—	$—	$—	$—	$—	$549,182	$59	$549,241
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$66,456	$—	$66,456

Consumer and other loans - Other consumer and other loans
Payment performance
Performing	$182,633	$153,259	$33,894	$4,176	$54	$400	$47,614	$—	$422,030
Nonperforming	249	2,661	1,205	330	—	57	277	—	4,779
Total consumer and other loans - Other consumer and other loans	$182,882	$155,920	$35,099	$4,506	$54	$457	$47,891	$—	$426,809
Current period gross charge-offs	$1,435	$19,763	$9,622	$2,501	$24	$149	$3,660	$—	$37,154

Total CCBX loans receivable
Payment performance
Performing	$182,633	$184,985	$38,894	$4,183	$63	$400	$942,264	$16,198	$1,369,620
Nonperforming	249	3,417	1,361	330	—	57	39,830	—	45,244
Total CCBX loans	$182,882	$188,402	$40,255	$4,513	$63	$457	$982,094	$16,198	$1,414,864
Current period gross charge-offs	$1,487	$26,457	$10,879	$2,501	$24	$149	$72,687	$—	$114,184

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
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

Allowance for Credit Losses ("ACL")
CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by reimbursing most losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans and reclassified negative deposit accounts. When the provision for CCBX credit losses and provision for unfunded commitments are recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements). Expected losses are recorded in the allowance for credit losses. The credit enhancement asset is reduced when credit enhancement payments are received from the CCBX partner or taken from the partner's cash reserve account. CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by reimbursing the Bank for the losses. If the partner is unable to fulfill their contracted obligations then the Bank could be exposed to the loss of the reimbursement and credit enhancement income. In accordance with the program agreement for one CCBX partner, the Company was responsible for credit losses on approximately 5% of a $353.6 million, or $17.7 million in loans that are without credit enhancement reimbursements as of June 30, 2024. Prior to April 1, 2024, the Company was responsible for 10% of the credit losses on this portfolio.

The following tables summarize the allocation of the ACL, as well as the activity in the ACL attributed to various segments in the loan portfolio, as of and for the three and six months ended June 30, 2024 and for the three and six months ended June 30, 2023:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands; unaudited)
Three Months Ended June 30, 2024
ACL balance, March 31, 2024	$10,790	$6,551	$14,650	$7,503	$99,764	$—	$139,258
Provision for credit losses or (recapture)	4,968	(441)	1,744	(184)	55,803	—	61,890
	15,758	6,110	16,394	7,319	155,567	—	201,148
Loans charged-off	(3,870)	—	(864)	—	(50,473)	—	(55,207)
Recoveries of loans previously charged-off	215	—	2	—	1,756	—	1,973
Net charge-offs	(3,655)	—	(862)	—	(48,717)	—	(53,234)
ACL balance, June 30, 2024	$12,103	$6,110	$15,532	$7,319	$106,850	$—	$147,914

Six Months Ended June 30, 2024
ALLL balance, December 31, 2023	$8,877	$6,386	$13,049	$7,441	$81,205	$—	$116,958
Provision for credit losses or (recapture)	11,379	(276)	4,486	(122)	125,941	—	141,408
	20,256	6,110	17,535	7,319	207,146	—	258,366
Loans charged-off	(8,567)	—	(2,007)	—	(103,627)	—	(114,201)
Recoveries of loans previously charged-off	414	—	4	—	3,331	—	3,749
Net charge-offs	(8,153)	—	(2,003)	—	(100,296)	—	(110,452)
ACL balance, June 30, 2024	$12,103	$6,110	$15,532	$7,319	$106,850	$—	$147,914

As of June 30, 2024
ACL amounts allocated to
Individually evaluated	$—	$—	$—	$1,096	$—	$—	$1,096
Collectively evaluated	12,103	6,110	15,532	6,223	106,850	—	146,818
ACL balance, June 30, 2024	$12,103	$6,110	$15,532	$7,319	$106,850	$—	$147,914
Loans individually evaluated	$—	$—	$213	$7,731	$—		$7,944
Loans collectively evaluated	295,300	173,064	517,376	1,350,248	990,270		3,326,258
Loans receivable balance, June 30, 2024	$295,300	$173,064	$517,589	$1,357,979	$990,270		$3,334,202

Three Months Ended June 30, 2023
ACL balance, March 31, 2023	$8,651	$5,744	$6,986	$7,506	$60,236	$—	$89,123
Provision for credit losses or (recapture)	1,311	795	2,808	(554)	48,238	—	52,598
	9,962	6,539	9,794	6,952	108,474	—	141,721
Loans charged-off	(411)	—	(945)	—	(30,943)	—	(32,299)
Recoveries of loans previously charged-off	—	—	—	—	1,340	—	1,340
Net (charge-offs) recoveries	(411)	—	(945)	—	(29,603)	—	(30,959)
ACL Balance, June 30, 2023	$9,551	$6,539	$8,849	$6,952	$78,871	$—	$110,762

Six Months Ended June 30, 2023
ACL Balance, December 31, 2022	$4,831	$7,425	$4,142	$5,470	$50,996	$1,165	$74,029
Impact of adopting CECL (ASC 326)	1,428	(1,589)	1,623	1,240	2,315	(1,165)	3,852
Provision for credit losses or (recapture)	4,476	703	4,766	242	85,955	—	96,142
	10,735	6,539	10,531	6,952	139,266	—	174,023
Loans charged-off	(1,187)	—	(1,682)	—	(63,597)	—	(66,466)
Recoveries of loans previously charged-off	3	—	—	—	3,202	—	3,205
Net charge-offs	(1,184)	—	(1,682)	—	(60,395)	—	(63,261)
ALLL Balance, June 30, 2023	$9,551	$6,539	$8,849	$6,952	$78,871	$—	$110,762

The provision for unfunded commitments was $435,000 and $4.1 million respectively, for the three and six months ended June 30, 2024. There was a recapture for unfunded commitments of $345,000 and $192,000 respectively, for the three and six months ended June 30, 2023.
The following table presents the collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of the dates indicated:

	Real Estate	Total	ACL
	(dollars in thousands; unaudited)
June 30, 2024
Real estate loans:
Residential real estate	$213	$213	$—
Commercial real estate	7,731	7,731	1,096
Total	$7,944	$7,944	$1,096

	Real Estate	Total	ACL
	(dollars in thousands; unaudited)
December 31, 2023
Real estate loans:
Residential real estate	$170	$170	$—
Commercial real estate	7,145	7,145	—
Total	$7,315	$7,315	$—
Note 5 - Deposits
The composition of consolidated deposits consisted of the following at the periods indicated:

	June 30, 2024	December 31, 2023
	(dollars in thousands; unaudited)
Demand, noninterest bearing	$593,789	$625,202
Interest bearing demand and money market	2,865,773	2,640,240
Savings	68,777	76,562
Total core deposits	3,528,339	3,342,004
Brokered deposits	1	1
Time deposits less than $250,000	11,306	13,917
Time deposits $250,000 and over	3,786	4,441
Total deposits	$3,543,432	$3,360,363
The following table presents the maturity distribution of time deposits as of June 30, 2024:

(dollars in thousands; unaudited)	As of June 30, 2024
Twelve months	$10,959
One to two years	2,799
Two to three years	447
Three to four years	718
Four to five years	169
Thereafter	—
$15,092

Included in total deposits is $352.3 million in IntraFi network reciprocal interest bearing demand and money market sweep accounts as of June 30, 2024, which provides our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.
Note 6 - Leases
The Company has committed to rent premises and equipment used in business operations under non-cancelable operating and finance leases and determines if an arrangement meets the definition of a lease upon inception.
Operating and finance lease right-of-use (“ROU”) assets represent a right to use an underlying asset for the contractual lease term. Lease liabilities represent an obligation to make lease payments arising from the lease. A lease ROU asset and lease liability will be recognized for any new leases at the commencement of the new lease.
The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating and finance lease liabilities. The weighted average discount rate as of June 30, 2024 was 3.99% for operating leases and 4.75% for finance leases and is based off the discount rate at the time the lease is originated or renewed.
The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantees.
Leases with terms of 12 months or less are not included in ROU assets and lease liabilities recorded in the Company’s consolidated balance sheet. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis. At June 30, 2024, lease expiration dates ranged from 5 months to 20.7 years, with additional renewal options on certain leases typically ranging from 0 to 10 years . At June 30, 2024, the weighted average remaining lease term inclusive of renewal options that the Company is reasonably certain to renew for the Company’s operating leases was 8.7 years. The weighted average remaining lease term for the Company's finance lease was 2.3 years.
Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $297,000 and $596,000 for the three and six months ended June 30, 2024, respectively, and $284,000 and $642,000 for the three and six months ended June 30, 2023, respectively. Variable lease components, such as inflation adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.
Amortization expense for finance leases is recognized on a straight-line basis over the lease term and amounted to $26,000 for the three and six months ended June 30, 2024. Interest on finance leases was $3,000 for the three and six months ended June 30, 2024. This is a new lease for 2024, so there was no amortization or interest expense for the three and six months ended June 30, 2023.
The following table presents the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew, at June 30, 2024:

	Operating	Finance
(dollars in thousands; unaudited)	June 30, 2024	June 30, 2024

July 1 to December 31, 2024	$516	$18
2026	977	36
2027	977	27
2028	913	—
2029	692	—
2029 and thereafter	2,763	—
Total lease payments	6,838	81
Less: amounts representing interest	1,094	4
Present value of lease liabilities	$5,744	$77

The following table presents the components of total lease expense, including finance lease costs and operating cash flows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(dollars in thousands; unaudited)
Lease expense:
Operating lease expense (1)	$255	$247	$511	$568
Variable lease expense	125	52	191	104
Finance lease cost
Right-of-use amortization (2)	26	—	26	—
Interest expense (3)	3	—	3	—
Total lease expense	$409	$299	$731	$672
Cash paid:
Cash paid from operating leases	$383	$313	$708	$692
Cash paid from finance leases	$29	$—	$29	$—
(1)Included in net occupancy expense and in the Condensed Consolidated Statements of Income (unaudited).
(2)Included in other expense in the Condensed Consolidated Statements of Income (unaudited).
(3)Included in interest on borrowed funds Condensed Consolidated Statements of Income (unaudited).
Note 7 - Stock-Based Compensation
Stock Options and Restricted Stock
The 2018 Coastal Financial Corporation Omnibus Plan (the "2018 Plan") authorizes the Company to grant awards, including but not limited to, stock options, restricted stock units, and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. On May 24, 2021, the Company’s shareholders approved the First Amendment to the 2018 Plan, which increased the authorized plan shares by 600,000. The 2018 Plan replaced the 2006 Plan for new awards. Existing awards will vest under the terms granted and no further awards will be granted under these prior plans. Shares available to be granted under the 2018 plan were 350,483 at June 30, 2024.
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
There were no new stock options granted in the six months ended June 30, 2024 and 2023.

A summary of stock option activity under the 2018 Plan and 2006 Plan during the six months ended June 30, 2024:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts; unaudited)
Outstanding at December 31, 2023	354,969	$9.11	3.3	$12,531
Granted	—	—
Exercised	(67,690)	8.47		$2,550
Expired	(20)	14.91
Forfeited	(1,140)	9.67
Outstanding at June 30, 2024	286,119	$9.26	3.1	$10,553
Vested or expected to vest at June 30, 2024	286,119	$9.26	3.1	$10,553
Exercisable at June 30, 2024	162,841	$8.88	2.9	$6,068
The total or aggregate intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the three and six months ended June 30, 2024 was $720,000 and $2.1 million, respectively. The total or aggregate intrinsic value of options exercised during the three and six months ended June 30, 2023 was $62,000 and $2.3 million, respectively.
As of June 30, 2024, there was $621,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan and 2006 Plan. Total unrecognized compensation costs are adjusted for unvested forfeitures. The Company expects to recognize that cost over a remaining weighted-average period of approximately 3.1 years. Compensation expense recorded related to stock options was $63,000 and $176,000 respectively, for the three and six months ended June 30, 2024 and $60,000 and $200,000 respectively, for the three and six months ended June 30, 2023.
Restricted Stock Units
In the first quarter of 2024, the Company granted 76,473 restricted stock units ("RSUs") under the 2018 Plan to employees, which vest ratably over 4 years and 3,174 RSUs to employees which vest ratably over 5 years. No new RSUs were granted in the three months ended June 30, 2024.
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
As of June 30, 2024, there was $10.0 million of total unrecognized compensation cost related to nonvested RSUs. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 4.5 years. Compensation expense recorded related to RSUs was $895,000 and $1.8 million respectively, for the three and six months ended June 30, 2024 and $688,000 and $1.5 million respectively, for the three and six months ended June 30, 2023.

A summary of the Company’s nonvested RSUs at June 30, 2024 and changes during the six month period is presented below:

Nonvested shares - RSUs	Number of Shares	Weighted- Average Grant Date Fair Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2023	409,271	$31.22
Granted	79,647	$38.03
Forfeited or expired	(12,764)	$36.67
Vested	(65,078)	$33.34
Nonvested shares at June 30, 2024	411,076	$32.03
Restricted Stock Awards
Employees
There were no new restricted stock awards granted in the six months ended June 30, 2024. The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.
As of June 30, 2024, there was $32,000 of total unrecognized compensation cost related to nonvested restricted stock awards. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 3.6 years. Compensation expense recorded related to restricted stock awards was $2,000 and $4,000 respectively, for the three and six months ended June 30, 2024 and $2,000 and $4,000 respectively, for the three and six months ended June 30, 2023.
Director’s Stock Compensation
Under the 2018 Plan, eligible directors are granted stock with a total market value of approximately $60,000, and the Board Chair is granted stock with a total market value of approximately $90,000. Committee chairs receive additional stock in an amount that varies depending upon the nature and frequency of the committee meetings. The audit committee chair receives additional stock with a market value of approximately $15,000, non-financial risk and compensation committee chairs receive additional stock with a market value of approximately $12,500, and all other committee chairs receive additional stock with a market value of approximately $10,000. Stock is granted as of each annual meeting date and vest one day prior to the next annual meeting date. During the vesting period, the grants are considered participating securities.
As of June 30, 2024, there was $665,000 of total unrecognized compensation expense related to director restricted stock awards which the Company expects to recognize over the remaining average vesting period of approximately 0.9 years. Director compensation expense recorded related to the 2018 Plan totaled $139,000 and $258,000, respectively, for the three and six months ended June 30, 2024 and $96,000 and $192,000 respectively, for the three and six months ended June 30, 2023.

A summary of the Company’s nonvested shares at June 30, 2024 and changes during the six-month period is presented below:

Nonvested shares - RSAs	Number of Shares	Weighted- Average Grant Date Fair Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2023	16,038	$32.41
Granted	16,698	$43.66
Forfeited	—	$—
Vested	(14,038)	$34.49
Nonvested shares at June 30, 2024	18,698	$40.90
Note 8 - Fair Value Measurements
The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	June 30, 2024		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$59,995	$59,995	$59,995	$—	$—
Interest earning deposits with other banks	427,250	427,250	427,250	—	—
Investment securities	49,213	48,565	—	48,565	—
Other investments	10,664	10,664	—	8,042	2,622
Loans receivable	3,326,460	3,232,674	—	—	3,232,674
Accrued interest receivable	23,617	23,617	—	23,617	—
Financial liabilities
Deposits	$3,543,432	3,542,956	$—	$3,542,956	$—
Subordinated debt	44,219	43,780	—	43,780	—
Junior subordinated debentures	3,591	3,502	—	3,502	—
Accrued interest payable	999	999	—	999	—

	December 31, 2023		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$31,345	$31,345	$31,345	$—	$—
Interest earning deposits with other banks	451,783	451,783	451,783	—	—
Investment securities	150,364	150,545	99,461	51,084	—
Other investments	10,227	10,227	—	7,605	2,622
Loans receivable, net	3,026,092	2,936,917	—	—	2,936,917
Accrued interest receivable	26,819	26,819	—	26,819	—
Financial liabilities
Deposits	$3,360,363	$3,359,867	$—	$3,359,867	$—
Subordinated debt	44,144	43,908	—	43,908	—
Junior subordinated debentures	3,590	3,491	—	3,491	—
Accrued interest payable	892	892	—	892	—
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

Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
June 30, 2024
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$39	$—	$39
	$—	$39	$—	$39
December 31, 2023
Available-for-sale
U.S. Treasury securities	$99,461	$—	$—	$99,461
U.S. Agency collateralized mortgage obligations	—	43	—	43
	$99,461	$43	$—	$99,504
The following methods were used to estimate the fair value of the class of financial instruments above:
Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.
Limitations: The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2024 and December 31, 2023. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
June 30, 2024
Collateral dependent loans	$—	$—	$6,848	$6,848
Equity securities	$—	$—	$2,622	$2,622
Total	$—	$—	$9,470	$9,470

December 31, 2023
Collateral dependent loans	$—	$—	$7,315	$7,315
Equity securities	—	—	2,622	2,622
Total	$—	$—	$9,937	$9,937
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
Assets measured at fair value using significant unobservable inputs (Level 3)
The following table presents the carrying value of equity securities without readily determinable fair values, as of June 30, 2024, with adjustments recorded during the periods presented for those securities with observable price changes, if applicable. These equity securities are included in other investments on the balance sheet.
•As of June 30, 2024 and December 31, 2023, we had a $2.2 million equity interest in a specialized bank technology company.
•We had a $350,000 equity interest in a technology company as of June 30, 2024 and December 31, 2023.
•We had a $50,000 equity interest in an additional technology company as of June 30, 2024 and December 31, 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands; unaudited)	2024	2023	2024	2023
Carrying value, beginning of period	$2,622	$2,572	$2,622	$2,572
Purchases	—	—	—	—
Observable price change	—	—	—	—
Carrying value, end of period	$2,622	$2,572	$2,622	$2,572

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the date indicated:

(unaudited)	Valuation Technique	Unobservable Inputs	June 30, 2024 Weighted Average Rate	December 31, 2023 Weighted Average Rate
Collateral dependent loans	Collateral valuations	Discount to appraised value	8.1%	8.0%
Note 9 - Earnings Per Common Share
The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(dollars in thousands, except earnings per share data; unaudited)
Net Income	$11,596	$12,906	$18,396	$25,297
Basic weighted average number common shares outstanding	13,412,667	13,275,640	13,376,832	13,236,517
Dilutive effect of equity-based awards	323,841	322,123	329,881	367,077
Diluted weighted average number common shares outstanding	13,736,508	13,597,763	13,706,713	13,603,594
Basic earnings per share	$0.86	$0.97	$1.38	$1.91
Diluted earnings per share	$0.84	$0.95	$1.34	$1.86
Antidilutive stock options and restricted stock outstanding	83,988	229,436	118,824	177,364
Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings, however the difference in the two-class method was not significant.
Note 10 – Segment Reporting
As defined in ASC 280, Segment Reporting, an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on an internal performance measurement accounting system, which provides line of business results. This system uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income and expense. A primary objective of this measurement system and related internal financial reporting practices are to produce consistent results that reflect the underlying financial impact of the segments on the Company and to provide a basis of support for strategic decision making. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Based on these criteria, we have identified three segments: the community bank, CCBX, and treasury & administration. The community bank segment includes all community banking activities, with a primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides BaaS that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has 21 partners as of June 30, 2024. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments.

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables for the periods indicated:

	June 30, 2024				December 31, 2023
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Assets	(dollars in thousands; unaudited)
Cash and Due from Banks	$4,743	$8,487	$474,015	$487,245	$4,702	$9,601	$468,825	$483,128
Intrabank assets	—	626,783	(626,783)	—	—	653,178	(653,178)	—
Securities	—	—	49,213	49,213	—	—	150,364	150,364
Loans held for sale	—	—	—	—	—	—	—	—
Total loans receivable	1,912,034	1,414,426	—	3,326,460	1,830,154	1,195,938	—	3,026,092
Allowance for credit losses	(21,045)	(126,869)	—	(147,914)	(21,595)	(95,363)	—	(116,958)
All other assets	29,400	172,350	44,792	246,542	30,169	136,931	43,640	210,740
Total assets	$1,925,132	$2,095,177	$(58,763)	$3,961,546	$1,843,430	$1,900,285	$9,651	$3,753,366
Liabilities
Total deposits	$1,486,943	$2,056,489	$—	$3,543,432	$1,497,601	$1,862,762	$—	$3,360,363
Total borrowings	—	—	47,810	47,810	—	—	47,734	47,734
Intrabank liabilities	428,629	—	(428,629)	—	338,614	—	(338,614)	—
All other liabilities	9,560	38,688	5,363	53,611	7,215	37,523	5,553	50,291
Total liabilities	$1,925,132	$2,095,177	$(375,456)	$3,644,853	$1,843,430	$1,900,285	$(285,327)	$3,458,388

	Three months ended June 30, 2024					Three months ended June 30, 2023
	Community Bank	CCBX	Treasury & Administration		Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
	(dollars in thousands; unaudited)
INTEREST INCOME AND EXPENSE
Interest income	$30,741	$60,203	$6,543	$—	$97,487	$26,567	$53,632	$3,487	$83,686
Interest (expense) income intrabank transfer	(5,836)	8,299	(2,463)	—	—	(2,490)	3,487	(997)	—
Interest expense	6,459	24,119	672		31,250	3,663	17,012	661	21,336
Net interest income	18,446	44,383	3,408		66,237	20,414	40,107	1,829	62,350
Provision/(Recapture) for credit losses - loans	(341)	62,231	—		61,890	(47)	52,645	—	52,598
Provision for unfunded commitments	262	173	—		435	(340)	(5)	—	(345)
Net interest income/(expense) after provision for credit losses - loans and unfunded commitments	18,525	(18,021)	3,408		3,912	20,801	(12,533)	1,829	10,097
NONINTEREST INCOME
Deposit service charges and fees	935	11	—		946	978	11	—	989
Other income	129	2	135		266	635	195	264	1,094
BaaS program income	—	6,096	—		6,096	—	3,948	—	3,948
BaaS indemnification income	—	62,610	—		62,610	—	52,564	—	52,564
Noninterest income (1)	1,064	68,719	135		69,918	1,613	56,718	264	58,595
NONINTEREST EXPENSE
Salaries and employee benefits	5,993	7,047	3,965		17,005	5,939	6,172	4,198	16,309
Occupancy	937	95	654		1,686	958	75	110	1,143
Data processing and software licenses	1,070	919	935		2,924	953	590	429	1,972
Legal and professional expenses	31	2,164	1,436		3,631	815	2,831	999	4,645
Other expense	898	1,812	(7)		2,703	927	1,958	1,386	4,271
BaaS loan expense	—	29,076	—		29,076	—	22,033	—	22,033
BaaS fraud expense	—	1,784	—		1,784	—	1,537	—	1,537
Total noninterest expense	8,929	42,897	6,983		58,809	9,592	35,196	7,122	51,910
Net income/(loss) before income taxes	10,660	7,801	(3,440)		15,021	12,822	8,989	(5,029)	16,782
Income taxes	2,310	2,074	(959)		3,425	2,949	2,089	(1,162)	3,876
Net income/(loss)	$8,350	$5,727	$(2,481)		$11,596	$9,873	$6,900	$(3,867)	$12,906

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
	(dollars in thousands; unaudited)
INTEREST INCOME AND EXPENSE
Interest income	$60,793	$114,772	$12,394	$187,959	$50,779	$95,851	$7,167	$153,797
Interest income (expense) intrabank transfer	(11,435)	16,450	(5,015)	—	(3,569)	6,139	(2,570)	—
Interest expense	12,472	46,973	1,341	60,786	6,197	29,436	1,323	36,956
Net interest income	36,886	84,249	6,038	127,173	41,013	72,554	3,274	116,841
Provision/(Recapture) for credit losses - loans	(540)	141,948	—	141,408	381	95,761	—	96,142
Provision for unfunded commitments	2,471	1,604	—	4,075	(203)	11	—	(192)
Net interest income after provision for credit losses - loans and unfunded commitments	34,955	(59,303)	6,038	(18,310)	40,835	(23,218)	3,274	20,891
NONINTEREST INCOME
Deposit service charges and fees	1,831	23	—	1,854	1,876	23	—	1,899
Other income	415	71	271	757	828	327	400	1,555
BaaS program income	—	10,921	—	10,921	—	7,523	—	7,523
BaaS indemnification income	—	143,341	—	143,341	—	96,925	—	96,925
Noninterest income (1)	2,246	154,356	271	156,873	2,704	104,798	400	107,902
NONINTEREST EXPENSE
Salaries and employee benefits	12,041	14,398	8,550	34,989	11,793	11,554	8,537	31,884
Occupancy	1,781	195	1,228	3,204	1,992	161	209	2,362
Data processing and software licenses	2,094	1,822	1,900	5,816	1,872	1,125	815	3,812
Legal and professional expenses	50	4,418	2,835	7,303	1,069	4,600	2,038	7,707
Other expense	1,932	3,392	1,571	6,895	1,959	3,071	2,655	7,685
BaaS loan expense	—	53,913	—	53,913	—	39,587	—	39,587
BaaS fraud expense	—	2,707	—	2,707	—	3,536	—	3,536
Total noninterest expense	17,898	80,845	16,084	114,827	18,685	63,634	14,254	96,573
Net income before income taxes	19,303	14,208	(9,775)	23,736	24,854	17,946	(10,580)	32,220
Income taxes	4,134	3,655	(2,449)	5,340	5,340	3,856	(2,273)	6,923
Net Income	$15,169	$10,553	$(7,326)	$18,396	19,514	14,090	(8,307)	25,297

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a bank holding company that operates through our wholly owned subsidiaries, Coastal Community Bank (“Bank”) and Arlington Olympic LLC . We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. Our business is conducted through three reportable segments: The community bank CCBX and treasury & administration. The community bank segment includes all community banking activities, with a primary focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has 21 partners as of June 30, 2024. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.
As of June 30, 2024, we had total assets of $3.96 billion, total loans receivable of $3.33 billion, total deposits of $3.54 billion and total shareholders’ equity of $316.7 million.
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
Brokered Deposits Rulemaking
On July 30, 2024, the Board of Directors of the FDIC approved a proposed rule that would amend the FDIC’s regulations governing the classification and treatment of brokered deposits. The proposal would, among other changes, broaden the definition of deposit broker to include agents that place or facilitate the placement of third-party deposits at only one insured depository institution and narrow the exception to the definition of deposit broker for agents whose primary purpose is not the placement of funds with depository institutions. While the Company is evaluating the potential impact of the proposed rule, if the rule is finalized as proposed, the Bank may be required to classify a greater amount of its deposits obtained with the involvement of third parties, such as CCBX partners, as brokered deposits. An increase in the amount of brokered deposits on the Bank’s balance sheet could, among other consequences, increase the Bank’s deposit insurance assessment costs.
Third-Party Deposit Arrangements Guidance
On July 25, 2024, the Federal Reserve, FDIC, and Office of the Comptroller of the Currency released a joint statement discussing potential risks related to arrangements between banks and third parties to deliver bank deposit products and services to end users, as well as examples of effective practices for the management of those risks. Additionally, the agencies issued a request for information and comment on the nature of banks’ relationships with financial technology companies and effective risk management practices for those relationships. The agencies also indicated that they are considering whether additional steps, such as enhancements to supervisory guidance, could help ensure that banks effectively manage risks associated with these various types of arrangements.
Financial Indicators
Below are a select number of financial highlights from our second quarter.
•Net income of $11.6 million, or $0.84 per diluted common share, for the three months ended June 30, 2024.
•Net interest margin increased to 7.13% for the quarter ended June 30, 2024.
•Total loans, net of deferred fees increased $126.9 million, or 4.0%, to $3.33 billion for the quarter ended June 30, 2024
◦Community bank loans increased $28.8 million, or 1.5%, to $1.91 billion.
◦CCBX loans increased $98.1 million, or 7.4%, to $1.41 billion.
▪Enhanced credit standards on new CCBX loan originations.
▪Effective April 1, 2024, exposure was reduced from 10% to 5% on a CCBX portfolio that the Company is responsible for losses on.
•Total of $155.2 million in CCBX loans sold back to partners during the quarter ended June 30, 2024 as management continued to sell loans as part of our strategy to reduce risk, optimize the CCBX loan portfolio, maintain strong credit quality, and manage portfolio and partner limits.
•Deposits increased $80.5 million, or 2.3%, to $3.54 billion as of June 30, 2024 compared to $3.46 billion as of March 31, 2024.
◦CCBX deposit growth of $27.5 million, or 1.4%, to $2.06 billion.
▪CCBX deposit growth is net of an additional $117.7 million in CCBX deposits that were transferred off balance sheet to provide increased Federal Deposit Insurance Corporation ("FDIC") insurance coverage purposes, compared to $92.2 million for the quarter ended March 31, 2024. Amounts in excess of FDIC insurance coverage are transferred, using a third party facilitator/vendor sweep product, to participating financial institutions.
◦Community bank deposits increased $52.9 million, or 3.7%, to $1.49 billion after 2 quarters of declining balances.
▪Includes noninterest bearing deposits of $531.6 million or 35.7% of total community bank deposits.
▪Community bank cost of deposits was 1.77%.
◦Uninsured deposits of $532.9 million, or 15.0% of total deposits as of June 30, 2024, compared to $495.6 million, or 14.3% of total deposits as of March 31, 2024.
•Liquidity/Borrowings as of June 30, 2024:
◦Capacity to borrow up to $650.1 million from Federal Home Loan Bank and the Federal Reserve Bank discount window with no borrowings taken under these facilities during the quarter or six months ended June 30, 2024 and only minimal borrowings, taken to test the lines, under these facilities since the first quarter of 2022.
•Cost of deposits of 3.58% for the quarter ended June 30, 2024.
Deposits increased $80.5 million, or 2.3% to $3.54 billion as of June 30, 2024 compared to $3.46 billion as of March 31, 2024. Fully insured IntraFi network reciprocal deposits increased $15.5 million to $352.3 million as of June 30, 2024, compared to $336.8 million as of March 31, 2024. These fully insured sweep deposits allow the Bank to fully insure their larger customer deposits through a sweep and exchange of deposits with other financial institutions. Total loans, net of deferred fees increased $126.9 million, or 4.0%, during the three months ended June 30, 2024 to $3.33 billion, compared to $3.20 billion at March 31, 2024. Community bank loans increased $28.8 million, or 1.5%, and CCBX loans increased $98.1 million, or 7.4%. CCBX loan growth is net of $155.2 million in CCBX loans sold during the quarter ended June 30, 2024. We continue to monitor and manage the CCBX loan portfolio, and will continue to sell CCBX loans in the coming months as we work to reduce risk, optimize the CCBX loan portfolio, maintain strong credit quality, and manage portfolio and partner limits. At the same time we will be focused on increasing our efficiency and using technology to reduce future expense growth. Our liquidity position is supported by diligent management of our liquid assets and liabilities as well as maintaining access to alternative sources of funds. As of June 30, 2024 we had $487.2 million in cash on the balance sheet and the capacity to borrow up to $650.1 million from Federal Home Loan Bank and the Federal Reserve Bank discount window. We did not draw down on either facility at any point in the six months ending June 30, 2024. Cash on the balance sheet and borrowing capacity total $1.14 billion and represented 32.1% of total deposits and exceeded our $532.9 million in uninsured deposits as of June 30, 2024. Our AFS securities portfolio of $39,000 has a weighted average remaining maturity of just 2.7 years. Unrealized losses on the AFS securities portfolio were $2,000, or 0.001%, of shareholders' equity as of June 30, 2024.

As we continue to focus on our BaaS business, we intend to concentrate on working with larger partners and optimizing our CCBX loan portfolio so we can grow and advance our presence in the BaaS space. Our strategy for new CCBX partnerships is to focus on larger, more established partners, including national and publicly-traded companies with experienced management teams, existing customer bases and strong financial positions. This strategy will likely yield fewer, but larger, CCBX partnerships moving forward. We are being more intentional in our selection of products and partnerships that best serve our customers and shareholders in order to achieve our long term profitability objectives. We anticipate continuing to look for opportunities to grow our Company and will focus on the long term, holding down deposits costs when possible and managing expense through efficient use of technology. We launched two new lending products through our CCBX segment in the first quarter of 2024 that can reach wide, established customer bases. One was a point-of-sale installment loan program. These loans are fully disclosed and offered as standard credit products, which we believe will minimize the concerns raised with respect to more typical point of sale "Buy Now Pay Later" offerings. The second product was a new credit card that will be marketed to CCBX partner customers who satisfy heightened underwriting standards.
Results of Operations
Net Income
Comparison of the quarter ended June 30, 2024 to the comparable quarter in the prior year
Net income for the three months ended June 30, 2024 was $11.6 million, or $0.84 per diluted share, compared to $12.9 million, or $0.95 per diluted share, for the three months ended June 30, 2023. The decrease in net income over the comparable period in the prior year was primarily attributable to a $9.9 million increase in interest expense due to an increase in average interest bearing deposits and an increase of in cost of deposits as a result of higher interest rates, an increase in the provision for credit losses - loans of $10.1 million, related to CCBX loan growth, and $6.9 million more in noninterest expense, also largely related to CCBX loan growth, increases in salary expense and professional fees. These increases in expense were partially offset by a $13.8 million increase in interest income and $11.3 million increase in noninterest income. The increase in noninterest income, provision expense and noninterest expense are all largely related to increased CCBX loan and deposit activity. In accordance with GAAP, we recognize as revenue (1) the right to be indemnified or reimbursed for fraud losses on CCBX customer loans and deposits and (2) the right to be indemnified for credit losses by our partners for expected credit losses related to loans they originate and unfunded commitments from such loans. CCBX customer credit losses are recognized in the allowance for credit loss and fraud loss is recognized in BaaS noninterest expense. For more information on the accounting for BaaS allowance for credit losses, reserve for unfunded commitments, credit enhancements and fraud enhancements see the section titled “CCBX – BaaS Reporting Information.”

Comparison of the six months ended June 30, 2024 to the comparable period in the prior year
Net income for the six months ended June 30, 2024 was $18.4 million, or $1.34 per diluted share, compared to $25.3 million, or $1.86 per diluted share, for the six months ended June 30, 2023. The decrease in net income over the comparable period in the prior year was primarily attributable to an increase in the provision for credit losses - loans of $49.5 million, related primarily to CCBX loan growth, $23.8 million increase in interest expense and $18.3 million more in noninterest expense. These were partially offset by a $34.2 million increase in interest income and $49.0 million increase in noninterest income. The increase in noninterest income, provision expense and noninterest expense are largely related to CCBX loan and deposit growth. The increase in interest expense is related to higher average interest bearing deposits and an increase in cost of deposits as a result of higher interest rates.

Net Interest Income
Comparison of the quarter ended June 30, 2024 to the comparable quarter in the prior year
Net interest income for the three months ended June 30, 2024 was $66.2 million, compared to $62.4 million for the three months ended June 30, 2023, an increase of $3.9 million, or 6.2%. Yield on loans receivable was 11.23% for the three months ended June 30, 2024, compared to 10.85% for the three months ended June 30, 2023. The increase in net interest income compared to the quarter ended June 30, 2023 was largely related to increased yield on loans from growth in higher yielding loans, primarily from CCBX, and the overall increase in interest rates resulting from the Federal Open Market Committee (“FOMC”) raising rates 0.25% since June 30, 2023 to 5.50%, with the last increase during such period on July 26, 2023. As of June 30, 2023, the FOMC had set the interest rates at 5.25%. The increase in interest rates impacts our existing variable rate loans as well as rates on new loans. Total average loans receivable for the three months ended June 30, 2024 was $3.26 billion, compared to $2.97 billion for the three months ended June 30, 2023.
Total interest and fees on loans totaled $90.9 million for the three months ended June 30, 2024 compared to $80.2 million for the three months ended June 30, 2023. The $10.7 million increase in interest and fees on loans for the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023, was largely due to increased yield on loans from growth in higher yielding loans, primarily from CCBX, combined with the overall increase in interest rates. After several quarters of selling loans with higher credit risk, interest and fees on loans have increased as volume increased. Total loans receivable was $3.33 billion at June 30, 2024, compared to $3.01 billion at June 30, 2023. CCBX average loans receivable was $1.36 billion for the quarter ended June 30, 2024, compared to $1.27 billion for the quarter ended June 30, 2023, an increase of $92.9 million, or 7.3%. Average CCBX yield of 17.77% was earned on CCBX loans for the quarter ended June 30, 2024, compared to 16.95% for the quarter ended June 30, 2023. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Also impacting the increase in loan interest is the increase in interest rates on variable rate loans resulting from the continued high interest rate environment. The FOMC has increased interest rates from 5.25% as of June 30, 2023 to 5.50% as of June 30, 2024. We continue to monitor the impact of these increases in interest rates.
Interest income from interest earning deposits with other banks was $5.7 million for the quarter ended June 30, 2024, an increase of $3.0 million, or 112.2%, due to an increase in balances and higher interest rates, compared to the quarter ended June 30, 2023. The average balance of interest earning deposits invested with other banks for the three months ended June 30, 2024 was $418.2 million, compared to $211.4 million for the three months ended June 30, 2023. The yield on these interest earning deposits with other banks increased 0.38%, to 5.47% compared to 5.08% at June 30, 2023. Interest income on investment securities increased $33,000 to $686,000 at June 30, 2024, compared to $653,000 at June 30, 2023. Average investment securities decreased $60.5 million from $110.3 million for the three months ended June 30, 2023, to $49.8 million for the three months ended June 30, 2024 as a result of $100.0 million in AFS U.S. Treasury securities that matured near the end of the quarter ended March 31, 2024, partially offset by an increase of $39.7 million in held-to-maturity ("HTM") securities due to purchasing additional U.S. Agency mortgage backed securities for CRA purposes. Average yield on investment securities increased to 5.55% for the three months ended June 30, 2024, compared to 2.37% for the three months ended June 30, 2023.
Interest expense was $31.3 million for the quarter ended June 30, 2024, a $9.9 million increase from the quarter ended June 30, 2023. Interest expense on deposits was $30.6 million for the quarter ended June 30, 2024, compared to $20.7 million for the quarter ended June 30, 2023. The $9.9 million increase in interest expense on deposits was due to an increase of $527.9 million in interest bearing deposits as well as a 0.74% increase in interest rates on deposit accounts. Interest expense on interest bearing deposits increased compared to the quarter ended June 30, 2023 largely as a result of an increase in higher rate CCBX deposits that are tied to FOMC rate changes. Additionally, we saw an increase in community bank interest rates as a result of exception pricing tactics that were added as a strategy at the end of the first quarter of 2024 to retain and more effectively compete in the market. Interest expense will be impacted by any additional FOMC interest rate changes in future periods. While we continue working to hold down deposit costs, higher short-term interest rates for longer and future interest rate changes will impact our cost of deposits. Interest on borrowed funds was $672,000 for the quarter ended June 30, 2024, compared to $661,000 for the quarter ended June 30, 2023.
Net interest margin was 7.13% for the three months ended June 30, 2024, compared to 7.58% for the three months ended June 30, 2023. The decrease in net interest margin compared to the three months ended June 30, 2023 was largely due to an increase in cost of deposits. Increases in rates on interest bearing deposits by our competitors and the growth in higher cost CCBX deposits contributed to an overall increase in interest expense on interest bearing deposits. Additionally, the actions we took in an effort to strengthen our balance sheet by selling higher risk and higher yielding loans or letting such loans mature during the quarters ended September 30, 2023, December 31, 2023 and March 31, 2024 impacted net interest margin this quarter and we expect it to continue to impact net interest margin in future quarters.
Cost of funds was 3.60% for the quarter ended June 30, 2024, which is an increase of 0.83% from the quarter ended June 30, 2023. Cost of deposits for the quarter ended June 30, 2024 was 3.58%, which was a 0.85% increase, from 2.72% for the quarter ended June 30, 2023. These increases were largely due to an increase in higher cost CCBX deposits and a continued higher interest rate environment compared to June 30, 2023 as the FOMC raised the Fed funds rate 0.25% from June 30, 2023 to June 30, 2024.
Total yield on loans receivable for the quarter ended June 30, 2024 was 11.23%, compared to 10.85% for the quarter ended June 30, 2023. This increase in yield on loans receivable is primarily attributed to an increase in higher rate CCBX and community bank loans compared to June 30, 2023. For the quarter ended June 30, 2024, average CCBX loans increased $92.9 million, or 7.3%, with an average CCBX yield of 17.77%, compared to 16.95% at the quarter ended June 30, 2023. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Average community bank loans increased $199.8 million, or 11.8%. Average yield on community bank loans for the three months ended June 30, 2024 was 6.52% compared to 6.28% for the three months ended June 30, 2023.
The following tables (1) show the average yield on loans and cost of deposits by segment and (2) illustrate how BaaS loan interest income is affected by BaaS loan expense resulting in net BaaS loan income and the associated yield for the periods indicated:

	For the Three Months Ended
	June 30, 2024		June 30, 2023
(unaudited)	Yield on Loans (2)	Cost of Deposits (2)	Yield on Loans (2)	Cost of Deposits (2)
Community Bank	6.52%	1.77%	6.28%	0.98%
CCBX(1)	17.77%	4.92%	16.95%	4.42%
Consolidated	11.23%	3.58%	10.85%	2.72%
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
(2)Annualized calculations shown for periods presented.

	For the Three Months Ended
	June 30, 2024		June 30, 2023
(dollars in thousands, unaudited)	Income / Expense	Income / expense divided by average CCBX loans (2)	Income / Expense	Income / expense divided by average CCBX loans (2)
BaaS loan interest income	$60,203	17.77%	$53,632	16.95%
Less: BaaS loan expense	29,076	8.58%	22,033	6.96%
Net BaaS loan income (1)	$31,127	9.19%	$31,599	9.98%
Average BaaS Loans(3)	$1,362,343		$1,269,406
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2)Annualized calculations shown for periods presented.
(3)Includes loans held for sale.
For the three months ended June 30, 2024, net interest margin (net interest income divided by the average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 7.13% and 6.17%, respectively, compared to 7.58% and 6.57%, respectively, for the three months ended June 30, 2023.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan costs, net of fees included in interest income totaled $2.3 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024 and 2023, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Three Months Ended June 30,
	2024			2023
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Assets
Interest earning assets:
Interest earning deposits with other banks	$418,165	$5,683	5.47%	$211,369	$2,678	5.08%
Investment securities, available for sale (2)	43	—	3.13	100,278	534	2.14
Investment securities, held to maturity (2)	49,737	686	5.55	10,047	119	4.75
Other investments	10,592	174	6.61	11,773	156	5.31
Loans receivable (3)	3,258,042	90,944	11.23	2,965,287	80,199	10.85
Total interest earning assets	3,736,579	97,487	10.49	3,298,754	83,686	10.18
Noninterest earning assets:
Allowance for credit losses	(138,472)			(87,713)
Other noninterest earning assets	255,205			194,747
Total assets	$3,853,312			$3,405,788

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$2,854,575	$30,578	4.31%	$2,326,702	$20,675	3.56%
FHLB advances and other borrowings	1,648	3	0.73	—	—	—
Subordinated debt	44,197	598	5.44	44,047	596	5.43
Junior subordinated debentures	3,590	71	7.95	3,589	65	7.26
Total interest bearing liabilities	2,904,010	31,250	4.33	2,374,338	21,336	3.60
Noninterest bearing deposits	584,661			717,256
Other liabilities	58,267			49,085
Total shareholders' equity	306,374			265,109
Total liabilities and shareholders' equity	$3,853,312			$3,405,788
Net interest income		$66,237			$62,350
Interest rate spread			6.17%			6.57%
Net interest margin (4)			7.13%			7.58%
(1)Yields and costs are annualized.
(2)For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(3)Includes loans held for sale and nonaccrual loans.
(4)Net interest margin represents net interest income divided by the average total interest earning assets.

The following table presents an analysis of certain average balances, interest income and expense by segment:

	For the Three Months Ended
	June 30, 2024			June 30, 2023
(dollars in thousands, unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Community Bank
Assets
Interest earning assets:
Loans receivable (2)	$1,895,699	$30,741	6.52%	$1,695,881	$26,567	6.28%
Total interest earning assets	1,895,699	30,741	6.52	1,695,881	26,567	6.28
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$938,033	$6,459	2.77%	$875,760	$3,663	1.68%
Intrabank liability	429,452	5,836	5.47	196,552	2,490	5.08
Total interest bearing liabilities	1,367,485	12,295	3.62	1,072,312	6,153	2.30
Noninterest bearing deposits	528,214			623,570
Net interest income		$18,446			$20,414
Net interest margin(3)			3.91%			4.83%

CCBX
Assets
Interest earning assets:
Loans receivable (2)(4)	$1,362,343	$60,203	17.77%	$1,269,406	$53,632	16.95%
Intrabank asset	610,646	8,299	5.47	275,222	3,487	5.08
Total interest earning assets	1,972,989	68,502	13.96	1,544,628	57,119	14.83
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$1,916,542	$24,119	5.06%	$1,450,942	$17,012	4.70%
Total interest bearing liabilities	1,916,542	24,119	5.06	1,450,942	17,012	4.70
Noninterest bearing deposits	56,447			93,686
Net interest income		$44,383			$40,107
Net interest margin(3)			9.05%			10.41%
Net interest margin, net of Baas loan expense (5)			3.12%			4.69%

	For the Three Months Ended
	June 30, 2024			June 30, 2023
(dollars in thousands, unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Treasury & Administration
Assets
Interest earning assets:
Interest earning deposits with other banks	$418,165	$5,683	5.47%	$211,369	$2,678	5.08%
Investment securities, available for sale (6)	43	—	3.13	100,278	534	2.14
Investment securities, held to maturity (6)	49,737	686	5.55	10,047	119	4.75
Other investments	10,592	174	6.61	11,773	156	5.31
Total interest earning assets	478,537	6,543	5.50	333,467	3,487	4.19
Liabilities
Interest bearing liabilities:
FHLB advances and borrowings	$1,648	$3	0.73%	—	—	—%
Subordinated debt	44,197	598	5.44	44,047	596	5.43
Junior subordinated debentures	3,590	71	7.95	3,589	65	7.26
Intrabank liability, net (7)	181,194	2,463	5.47	78,670	997	5.08
Total interest bearing liabilities	230,629	3,135	5.47	126,306	1,658	5.27
Net interest income		$3,408			$1,829
Net interest margin(3)			2.86%			2.20%
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

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the $2.8 million increase in loan interest income that is attributed to an increase in loan rates and $7.9 million increase in loan interest income that is attributed to an increase in loan volume. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Three months ended June 30, 2024 Compared to Three months ended June 30, 2023
	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands; unaudited)	Volume	Rate
Interest income:
Interest earning deposits	$2,803	$202	$3,005
Investment securities, available for sale	(783)	249	(534)
Investment securities, held to maturity	547	20	567
Other Investments	(20)	38	18
Loans receivable	7,945	2,800	10,745
Total increase in interest income	10,492	3,309	13,801

Interest expense:
Interest bearing deposits	5,586	4,317	9,903
FHLB advances and other borrowings	3	—	3
Subordinated debt	—	2	2
Junior subordinated debentures	—	6	6
Total increase in interest expense	5,589	4,325	9,914
Increase in net interest income	$4,903	$(1,016)	$3,887
Comparison of the six months ended June 30, 2024 to the comparable period in the prior year
Net interest income for the six months ended June 30, 2024, was $127.2 million, compared to $116.8 million for the six months ended June 30, 2023, an increase of $10.4 million, or 8.9%. Yield on loans receivable was 11.04% for the six months ended June 30, 2024, compared 10.42% for the six months ended June 30, 2023. The increase in net interest income compared to the six months ended June 30, 2023 was largely related to increased yield on loans from growth in higher yielding loans primarily from CCBX combined with overall higher interest rates. Total average loans receivable for the six months ended June 30, 2024 was $3.20 billion, compared to $2.84 billion for the six months ended June 30, 2023.
Interest and fees on loans totaled $175.6 million for the six months ended June 30, 2024 compared to $146.6 million for the six months ended June 30, 2023. The $29.0 million increase in interest and fees on loans for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was largely due to increased yield on loans from growth in higher yielding CCBX loans and an overall increase in interest rates. CCBX average loans receivable grew to $1.31 billion for the six months ended June 30, 2024, compared to $1.17 billion for the six months ended June 30, 2023, an increase of $146.7 million, or 12.6%. Average CCBX yield of 17.56% was earned on CCBX loans for the six months ended June 30, 2024, compared to 16.56% for the six months ended June 30, 2023. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Community bank average loans receivable grew to $1.88 billion for the six months ended June 30, 2024, compared to $1.67 billion for the six months ended June 30, 2023, an increase of $213.5 million, or 12.8%. Average yield of 6.49% was earned on community bank loans for the six months ended June 30, 2024, compared to 6.13% for the six months ended June 30, 2023. Also impacting the increase in loan interest is the increase in interest rates on variable rate loans resulting from the FOMC raising rates from 5.25% as of June 30, 2023 to 5.50% as of June 30, 2024, with the most recent increase during such period on July 26, 2023.

Interest income from interest earning deposits with other banks was $10.5 million for the six months ended June 30, 2024, an increase of $4.7 million due to higher interest rates, combined with an increase in balances, compared to the six months ended June 30, 2023. The average balance of interest earning deposits invested with other banks for the six months ended June 30, 2024 was $384.5 million, compared to $241.4 million for the six months ended June 30, 2023. Additionally, the yield on these interest earning deposits with other banks increased 0.64%, compared to the six months ended June 30, 2023. Interest income on investment securities increased $514,000 to $1.7 million, with a yield of 4.19% at June 30, 2024, compared to $1.2 million, and a yield of 2.29%, at June 30, 2023. Average investment securities decreased $23.7 million from $106.3 million for the six months ended June 30, 2023 to $82.6 million for the six months ended June 30, 2024 as a result of $100.0 million in AFS U.S. Treasury securities that matured on February 29, 2024, partially offset by an increase of $36.6 million in HTM securities resulting from securities purchased for CRA purposes in the second half of 2023.
Interest expense was $60.8 million for the six months ended June 30, 2024, a $23.8 million increase from the six months ended June 30, 2023. Interest expense on deposits was $59.4 million for the six months ended June 30, 2024, compared to $35.6 million for the six months ended June 30, 2023. The $23.8 million increase in interest expense on deposits was due to an increase in average interest bearing deposits of $592.6 million and an increase in interest rates. Interest on borrowed funds was $1.3 million for the six months ended June 30, 2024 and June 30, 2023. The $18,000 increase in interest expense on borrowed funds from the six months ended June 30, 2023 is the result of an increase in interest rates on the junior subordinated debt, which increased 0.76%, to 7.95% for the six months ended June 30, 2024 compared to 7.19% for the six months ended June 30, 2023.
Net interest margin was 6.96% for the six months ended June 30, 2024, compared to 7.37% for the six months ended June 30, 2023. The decrease in net interest margin compared to the six months ended June 30, 2023 was largely a result of an increase of 1.10% for cost of deposits, partially offset by an increase of 0.62% for yield on loans. Interest expense has increased and net interest margin was compressed as a result of the continued higher interest rate environment, requiring us to increase the interest rates on interest bearing deposits to compete with rates offered by our competitors and due to CCBX deposit pricing increasing as a result of interest rates being tied to the Fed Funds rate, which is 0.25% higher than it was at June 30, 2023. Additionally, the sale of higher risk and higher yielding loans during the quarters ended September 2023, December 2023 and March 2024 in an effort to optimize and strengthen the balance sheet impacted net interest margin in the current quarter and will continue to impact future quarters.
Cost of funds was 3.56% for the six months ended June 30, 2024, compared to 2.49% for the six months ended June 30, 2023. Cost of deposits for the six months ended June 30, 2024 was 3.53%, which was a 1.09% increase, from 2.44% for the six months ended June 30, 2023. These increases were largely due to an increase in interest rates and an increase in interest bearing deposits. CCBX deposit growth also contributed to the increase in interest expense.
Total yield on loans receivable for the six months ended June 30, 2024 was 11.04%, compared to 10.42% for the six months ended June 30, 2023. This increase in yield on loans receivable is primarily attributed to an increase in higher rate CCBX loans. For the six months ended June 30, 2024, average CCBX loans increased $146.7 million, or 12.6%, with an average CCBX yield of 17.56%, compared to 16.56% for the six months ended June 30, 2023. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. In light of our recent efforts to optimize and strengthen the balance sheet by selling higher yield CCBX loans, total yield on loans have and may continue to flatten out as new CCBX loans are replacing higher risk and higher yielding loans that were sold or allowed to mature during the quarters ended September 30, 2023, December 31, 2023 and March 31, 2024. There was an increase in average community bank loans of $213.5 million, or 12.8%, compared to the six months ended June 30, 2023. Average yield on community bank loans for the six months ended June 30, 2024 was 6.49%. compared to 6.13% for the six months ended June 30, 2023.

The following tables show the average yield on loans and cost of deposits by segment and also illustrates the impact of BaaS loan expense on CCBX yield on loans:

	For the Six Months Ended
	June 30, 2024		June 30, 2023
(unaudited)	Yield on Loans (2)	Cost of Deposits (2)	Yield on Loans (2)	Cost of Deposits (2)
Community Bank	6.49%	1.71%	6.13%	0.82%
CCBX (1)	17.56%	4.92%	16.56%	4.18%
Consolidated	11.04%	3.53%	10.42%	2.44%
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
(2)Annualized calculations shown for periods presented.

	For the Six Months Ended
	June 30, 2024		June 30, 2023
(dollars in thousands; unaudited)	Income / Expense	Income / expense divided by average CCBX loans (2)	Income / Expense	Income / expense divided by average CCBX loans (2)
BaaS loan interest income	$114,772	17.56%	$95,851	16.56%
Less: BaaS loan expense	53,913	8.25%	39,587	6.84%
Net BaaS loan income (1)	$60,859	9.31%	$56,264	9.72%
Average BaaS Loans(3)	$1,314,099		$1,167,366
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2)Annualized calculations shown for periods presented.
(3)Includes loans held for sale.
For the six months ended June 30, 2024, net interest margin (net interest income divided by the average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 6.96% and 5.98%, respectively, compared to 7.37% and 6.39%, respectively, for the six months ended June 30, 2023.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan costs, net of loan fees, included in interest income totaled $4.2 million and $2.3 million for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Six Months Ended June 30,
	2024			2023
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Assets
Interest earning assets:
Interest earning deposits with other banks	$384,517	$10,463	5.47%	$241,368	$5,775	4.82%
Investment securities, available for sale (2)	32,460	349	2.16	100,276	1,069	2.15
Investment securities, held to maturity (2)	50,114	1,371	5.50	6,023	137	4.59
Other investments	10,427	211	4.07	11,206	186	3.35
Loans receivable (3)	3,197,656	175,565	11.04	2,837,442	146,630	10.42
Total interest earning assets	3,675,174	187,959	10.28	3,196,315	153,797	9.70
Noninterest earning assets:
Allowance for credit losses	(126,729)			(84,417)
Other noninterest earning assets	242,321			183,516
Total assets	$3,790,766			$3,295,414

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$2,791,729	$59,445	4.28%	$2,199,168	$35,633	3.27%
FHLB advances and other borrowings	827	3	0.73	—	—	—
Subordinated debt	44,178	1,196	5.44	44,028	1,195	5.47
Junior subordinated debentures	3,590	142	7.95	3,588	128	7.19
Total interest bearing liabilities	2,840,324	60,786	4.30	2,246,784	36,956	3.32
Noninterest bearing deposits	590,177			746,436
Other liabilities	58,548			43,299
Total shareholders' equity	301,718			258,895
Total liabilities and shareholders' equity	$3,790,767			$3,295,414
Net interest income		$127,173			$116,841
Interest rate spread			5.98%			6.39%
Net interest margin (4)			6.96%			7.37%
(1)Yields and costs are annualized.
(2)For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(3)Includes loans held for sale and nonaccrual loans.
(4)Net interest margin represents net interest income divided by the average total interest earning assets.

The following table presents an analysis of certain average balances, interest income and interest expense by segment:

	For the Six Months Ended
	June 30, 2024			June 30, 2023
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Community Bank
Assets
Interest earning assets:
Loans receivable (2)	$1,883,557	$60,793	6.49%	$1,670,076	$50,779	6.13%
Total interest earning assets	1,883,557	60,793	6.49	1,670,076	50,779	6.13
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$930,186	$12,472	2.70%	$864,518	$6,197	1.45%
Intrabank liability	420,224	11,435	5.47	145,890	3,569	4.93
Total interest bearing liabilities	1,350,410	23,907	3.56	1,010,408	9,766	1.95
Noninterest bearing deposits	533,147			659,668
Net interest income		$36,886			$41,013
Net interest margin(3)			3.94%			4.95%

CCBX
Assets
Interest earning assets:
Loans receivable (2)(4)	$1,314,099	$114,772	17.56%	$1,167,366	$95,851	16.56%
Intrabank asset	604,474	16,450	5.47	254,052	6,139	4.87
Total interest earning assets	1,918,573	131,222	13.75	1,421,418	101,990	14.47
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$1,861,543	$46,973	5.07%	$1,334,650	$29,436	4.45%
Total interest bearing liabilities	1,861,543	46,973	5.07	1,334,650	29,436	4.45
Noninterest bearing deposits	57,030			86,768
Net interest income		$84,249			$72,554
Net interest margin(3)			8.83%			10.29%
Net interest margin, net of Baas loan expense (5)			3.18%			4.68%

	For the Six Months Ended
	June 30, 2024			June 30, 2023
	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Treasury & Administration
Assets
Interest earning assets:
Interest earning deposits with other banks	$384,517	$10,463	5.47%	$241,368	$5,775	4.82%
Investment securities, available for sale (6)	32,460	349	2.16	100,276	1,069	2.15
Investment securities, held to maturity (6)	50,114	1,371	5.50	6,023	137	4.59
Other investments	10,427	211	4.07	11,206	186	3.35
Total interest earning assets	477,518	12,394	5.22%	358,873	7,167	4.03%
Liabilities
Interest bearing liabilities:
FHLB advances and borrowings	$827	$3	0.73%	$—	$—	—%
Subordinated debt	44,178	1,196	5.44	44,028	1,195	5.47
Junior subordinated debentures	3,590	142	7.95	3,588	128	7.19
Intrabank liability, net (7)	184,250	5,015	5.47	108,162	2,570	4.79
Total interest bearing liabilities	232,845	6,356	5.49	155,778	3,893	5.04
Net interest income		$6,038			$3,274
Net interest margin(3)			2.54%			1.84%
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

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the $8.8 million increase in loan interest income that is attributed to an increase in loan rates and $20.2 million increase in loan interest income that is attributed to an increase in loan volume. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023
	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands; unaudited)	Volume	Rate
Interest income:
Interest earning deposits	$3,909	$779	$4,688
Investment securities, available for sale	(726)	6	(720)
Investment securities, held to maturity	1,207	27	1,234
Other Investments	(15)	40	25
Loans receivable	20,161	8,774	28,935
Total increase in interest income	24,536	9,626	34,162

Interest expense:
Interest bearing deposits	12,686	11,126	23,812
FHLB advances	3	—	3
Subordinated debt	7	(6)	1
Junior subordinated debentures	—	14	14
Total increase in interest expense	12,696	11,134	23,830
Increase in net interest income	$11,840	$(1,508)	$10,332
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
The economic environment is continuously changing, due to the pace of economic growth, inflation, higher interest rates, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, the political environment, upcoming elections in the United States, and trade issues that may impact the provision and therefore the allowance. Gross loans, excluding loans held for sale, totaled $3.33 billion at June 30, 2024. The allowance for credit losses as a percentage of loans was 4.45% at June 30, 2024, compared to 3.68% at June 30, 2023.
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
Comparison of the quarter ended June 30, 2024 to the comparable quarter in the prior year
The provision for credit losses - loans for the three months ended June 30, 2024 was $61.9 million, compared to $52.6 million for the three months ended June 30, 2023. The increase in the Company’s provision for credit losses - loans during the quarter ended June 30, 2024, is largely related to the provision for CCBX partner loans. During the quarter ended

June 30, 2024, a $62.2 million provision for credit losses - loans was recorded for CCBX partner loans based on management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a recapture for credit losses - loans of $341,000 was needed for the quarter ended June 30, 2024.
The following table shows the provision expense by segment for the periods indicated:

	Three Months Ended
(dollars in thousands; unaudited)	June 30, 2024	June 30, 2023
Community bank	$(341)	$(47)
CCBX	62,231	52,645
Total provision expense	$61,890	$52,598
Net charge-offs for the quarter ended June 30, 2024 totaled $53.2 million, or 6.57% of total average loans, compared to $31.0 million, or 4.19% of total average loans, for the quarter ended June 30, 2023. Net charge-offs were up in 2024 compared to 2023 due to an increase in loans originated through CCBX partners which have a higher level of expected losses than our community bank loans as reflected in the factors for allowance for credit losses. In accordance with GAAP, CCBX losses are recorded as charge-offs, but CCBX partner agreements provide for a credit enhancement that indemnifies or reimburses the Bank for net-charge-offs on CCBX loans and negative deposit accounts, except in accordance with the program agreement for one partner where, effective April 1, 2024, the Company was responsible for credit losses on approximately 5% of a $353.6 million loan portfolio instead of 10%. At June 30, 2024, our portion of this portfolio represented $17.7 million in loans. For the three months ended June 30, 2024, $53.2 million of net charge-offs were recognized for CCBX loans and $2,000 net recoveries were recognized on community bank loans. For the three months ended June 30, 2023, $31.0 million of net charge-offs were recognized on CCBX loans and $9,000 of net charge-offs were recognized for community bank loans.
Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by indemnifying or reimbursing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligation then the Bank would be exposed to additional loan and deposit losses if the cash flows on the loans were not sufficient to fund the reimbursement of loan losses, as a result of this counterparty risk. If a CCBX partner does not replenish their cash reserve account the Bank may consider an alternative plan for funding the cash reserve. This may involve the possibility of adjusting the funding amounts or timelines to better align with the partner's specific situation. If a mutually agreeable funding plan is not achieved then the Bank could declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. The Bank would evaluate any remaining credit enhancement asset from the CCBX partner in the event the partner failed to determine if a write-off is appropriate. If a write-off occurs, the Bank would retain the full yield and any fee income on the loan portfolio going forward, and our BaaS loan expense would decrease once default occurred and payments to the CCBX partner were stopped.
The following table shows the total charge-off activity by segment for the periods indicated:

	Three Months Ended
	June 30, 2024			June 30, 2023
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$2	$55,205	$55,207	$9	$32,290	$32,299
Gross recoveries	(4)	(1,969)	(1,973)	—	(1,340)	(1,340)
Net charge-offs	$(2)	$53,236	$53,234	$9	$30,950	$30,959
Net charge-offs to average loans (1)	0.00%	15.72%	6.57%	0.00%	9.78%	4.19%
(1) Annualized calculations shown for periods presented.
Comparison of the six months ended June 30, 2024 to the comparable period in the prior year
The provision for credit losses - loans for the six months ended June 30, 2024 was $141.4 million, compared to $96.1 million for the six months ended June 30, 2023. The increase in the Company’s provision for credit losses - loans during the quarter ended June 30, 2024, is largely related to the provision for CCBX partner loans due to significant loan growth, a change in the mix of loans and an increase in loan balances with higher loss rates. During the six months ended June 30,

2024, a $141.9 million provision for credit losses - loans was recorded for loans originated through CCBX partners based on management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a recapture of $540,000 was needed for the six months ended June 30, 2024.
The following table shows the provision expense by segment for the periods indicated:

	Six Months Ended
(dollars in thousands; unaudited)	June 30, 2024	June 30, 2023
Community bank	$(540)	$381
CCBX	141,948	95,761
Total provision expense	$141,408	$96,142
Net charge-offs for the six months ended June 30, 2024 totaled $110.5 million, or 6.95% of total average loans, as compared to net charge-offs of $63.3 million, or 4.50% of total average loans, for the six months ended June 30, 2023. Net charge-offs increased in the first six months of 2024 compared to the same period of 2023 as a result of the growth in loans originated through CCBX partners, which have higher loss rates than community bank loans. In accordance with GAAP, CCBX losses are recorded as charge-offs, but CCBX partner agreements provide for a credit enhancement that indemnifies, and CCBX partners reimburse the Bank for net-charge-offs on CCBX loans and negative deposit accounts, except in accordance with the program agreement for one partner where the Company is responsible for credit losses on approximately 5% of a $353.6 million loan portfolio. At June 30, 2024, our portion of this portfolio represented $17.7 million in loans. For the six months ended June 30, 2024, $110.4 million of net charge-offs were recognized for CCBX loans and $9,000 of net charge-offs recognized for community bank loans. For the six months ended June 30, 2023, $63.2 million of net charge-offs were recognized for CCBX and $54,000 of net charge-offs were recognized for community bank loans.

	Six Months Ended
	June 30, 2024			June 30, 2023
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$17	$114,184	$114,201	$59	$66,407	$66,466
Gross recoveries	(8)	(3,741)	(3,749)	(5)	(3,200)	(3,205)
Net charge-offs	$9	$110,443	$110,452	$54	$63,207	$63,261
Net charge-offs to average loans(1)	0.00%	16.90%	6.95%	0.01%	10.92%	4.50%
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
Comparison of the quarter ended June 30, 2024 to the comparable quarter in the prior year
For the three months ended June 30, 2024, noninterest income totaled $69.9 million, an increase of $11.3 million, or 19.3%, compared to $58.6 million for the three months ended June 30, 2023.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2024	2023
Deposit service charges and fees	$946	$989	$(43)	(4.3)%
Unrealized gain (loss) on equity securities, net	9	155	(146)	(94.2)
Gain on sales of loans, net	—	23	(23)	(100.0)
Loan referral fees	—	682	(682)	(100.0)
Other	257	234	23	9.8
Noninterest income, excluding BaaS program income and BaaS indemnification income	1,212	2,083	(871)	(41.8)
Servicing and other BaaS fees	1,525	895	630	70.4
Transaction fees	1,309	1,052	257	24.4
Interchange fees	1,625	975	650	66.7
Reimbursement of expenses	1,637	1,026	611	59.6
BaaS program income	6,096	3,948	2,148	54.4
BaaS credit enhancements	60,826	51,027	9,799	19.2
Baas fraud enhancements	1,784	1,537	247	16.1
BaaS indemnification income	62,610	52,564	10,046	19.1
Total BaaS income	68,706	56,512	12,194	21.6
Total noninterest income	$69,918	$58,595	$11,323	19.3%
Comparison of the six months ended June 30, 2024 to the comparable period in the prior year
For the six months ended June 30, 2024, noninterest income totaled $156.9 million, an increase of $49.0 million, or 45.4%, compared to $107.9 million for the six months ended June 30, 2023.
The following table presents, for the periods indicated, the major categories of noninterest income:

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2024	2023
Deposit service charges and fees	$1,854	$1,899	$(45)	(2.4)%
Loan referral fees	168	682	(514)	(75.4)
Gain on sales of loans, net	—	146	(146)	(100.0)
Unrealized gain (loss) on equity securities, net	24	194	(170)	(87.6)
Other	565	533	32	6.0
Noninterest income, excluding BaaS program income and BaaS indemnification income	2,611	3,454	(843)	(24.4)
Servicing and other BaaS fees	2,656	1,843	813	44.1
Transaction fees	2,431	1,969	462	23.5
Interchange fees	3,164	1,764	1,400	79.4
Reimbursement of expenses	2,670	1,947	723	37.1
BaaS program income	10,921	7,523	3,398	45.2
BaaS credit enhancements	140,634	93,389	47,245	50.6
BaaS fraud enhancements	2,707	3,536	(829)	(23.4)
BaaS indemnification income	143,341	96,925	46,416	47.9
Total BaaS income	154,262	104,448	49,814	47.7
Total noninterest income	$156,873	$107,902	$48,971	45.4%

Summary of significant noninterest income for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
A description of our largest noninterest income categories are below:
BaaS Income. Our CCBX segment provides BaaS offerings that enable our broker dealer and digital financial service providers to offer their customers banking services. In exchange for providing these services, we earn fixed fees, volume-based fees and reimbursement of costs depending on the program agreement. In accordance with GAAP, we recognize the reimbursement of noncredit fraud losses on loans and deposits originated through partners and credit enhancements related to the allowance for credit losses and reserve for unfunded commitments provided by the partner as revenue in BaaS income. CCBX credit losses are recognized in the allowance for credit losses - loans and fraud losses are expensed in noninterest expense under BaaS fraud expense. Also in accordance with GAAP, we establish a credit enhancement asset for expected future credit losses through the recognition of BaaS credit enhancement revenue at the same time we establish an allowance for those loans though a provision for credit losses - loans. For more information on the accounting for BaaS allowance for credit losses, reserve for unfunded commitments, credit enhancements and fraud enhancements see the section titled “CCBX – BaaS Reporting Information.”
Our CCBX segment continues to evolve, and we now have 21 relationships, at varying stages, as of June 30, 2024.  We continue to refine the criteria for CCBX partnerships and are exiting relationships where it makes sense and are focusing on expanding and developing relationships with larger and more established partners, with experienced management teams, existing customer bases and strong financial positions.
The following table illustrates the activity and evolution in CCBX relationships for the periods presented.

	As of
(unaudited)	June 30, 2024	June 30, 2023
Active	19	18
Friends and family / testing	1	1
Implementation / onboarding	1	1
Signed letters of intent	0	1
Wind down - active but preparing to exit relationship	0	1
Total CCBX relationships	21	22
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
Unrealized (loss)/gain on equity securities, net. During the three and six months ended June 30, 2024, we recognized an unrealized gain on equity securities of $9,000 and $24,000 respectively, compared to the same period ended June 30, 2023, when there was an unrealized gain of $155,000 and $194,000 respectively, recognized. We hold $3.0 million in equity securities of entities that are focused on providing products to the BaaS and financial services space.
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

Noninterest Expense
Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest components of noninterest expense are BaaS loan and fraud expense and salaries and employee benefits. Noninterest expense also includes operational expenses, such as legal and professional expenses, data processing and software licenses, occupancy, points of sale expense, FDIC assessment, director and staff expenses, marketing, excise taxes and other expenses.
Comparison of the quarter ended June 30, 2024 to the comparable quarter in the prior year
For the three months ended June 30, 2024, noninterest expense totaled $58.8 million, an increase of $6.9 million, or 13.3%, compared to $51.9 million for the three months ended June 30, 2023. The increase was primarily the result of an increase of $7.0 million in BaaS loan expense. Compared to the three months ended June 30, 2023, there was a $1.2 million decrease in excise taxes due to the recording of $1.2 million refund from the State of Washington as a result of an apportionment study we completed to quantify revenue earned outside of the state of Washington. CCBX income is sourced to the state the partner is headquartered, and the majority of partners are located outside the state of Washington, therefore taxes we paid on CCBX income sourced to other states was in excess of what was actually owed. While we continue to invest in our infrastructure and the automation of our processes so that they are scalable there was also a $1.0 million decrease in legal and professional expenses as some of our risk management infrastructure projects are being completed. Partially offsetting these decreases is a $1.0 million increase in data processing and software licenses due to enhancements in technology and a $696,000 increase in salaries and employee benefits related to hiring staff for CCBX and additional staff for our ongoing growth initiatives.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2024	2023
Salaries and employee benefits	$17,005	$16,309	$696	4.3%
Legal and professional expenses	3,631	4,645	(1,014)	(21.8)
Data processing and software licenses	2,924	1,972	952	48.3
Occupancy	1,686	1,143	543	47.5
Point of sale expense	852	814	38	4.7
FDIC assessments	690	570	120	21.1
Director and staff expenses	470	519	(49)	(9.4)
Marketing	14	115	(101)	(87.8)
Excise taxes	(706)	531	(1,237)	(233.0)
Other	1,383	1,722	(339)	(19.7)
Noninterest expense, excluding BaaS loan and BaaS fraud expense	27,949	28,340	(391)	(1.4)
BaaS loan expense	29,076	22,033	7,043	32.0
BaaS fraud expense	1,784	1,537	247	16.1
BaaS loan and fraud expense	30,860	23,570	7,290	30.9
Total noninterest expense	$58,809	$51,910	$6,899	13.3%
Comparison of the six months ended June 30, 2024 to the comparable period in the prior year
For the six months ended June 30, 2024, noninterest expense totaled $114.8 million, an increase of $18.2 million, or 18.9%, compared to $96.6 million for the six months ended June 30, 2023.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2024	2023
Salaries and employee benefits	$34,989	$31,884	$3,105	9.7%
Legal and professional expenses	7,303	7,707	(404)	(5.2)
Data processing and software licenses	5,816	3,812	2,004	52.6
Occupancy	3,204	2,362	842	35.6
Point of sale expense	1,721	1,567	154	9.8
FDIC assessments	1,373	1,165	208	17.9
Director and staff expenses	870	1,145	(275)	(24.0)
Marketing	67	210	(143)	(68.1)
Excise taxes	(386)	986	(1,372)	(139.1)
Other	3,250	2,612	638	24.4
Noninterest expense, excluding BaaS loan and BaaS fraud expense	58,207	53,450	4,757	8.9
BaaS loan expense	53,913	39,587	14,326	36.2
BaaS fraud expense	2,707	3,536	(829)	(23.4)
BaaS loan and fraud expense	56,620	43,123	13,497	31.3
Total noninterest expense	$114,827	$96,573	$18,254	18.9%
Summary of significant noninterest expense for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
A description of our largest noninterest expense categories are below:
Salaries and Employee Benefits. Salaries and employee benefits are one of the largest components of noninterest expense and include payroll expense, incentive compensation costs, equity compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits expense growth has slowed and continues to increase primarily due to hiring staff for our CCBX segment and additional staff for our ongoing growth initiatives. As our CCBX activities grow, and we invest more in technology we expect some continued growth in employees to support these lines of business but we are also working to automate our processes to reduce and/or slow future growth in hiring.
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
Data Processing and Software Licenses. Data processing and software licenses includes expenses related to obtaining and maintaining software required for our various functions. Data processing costs include all of our customer transaction processing and data storage, computer processing, and network costs. Data processing costs grow as we grow and add new products, customers and enhance technology. Additionally, CCBX data processing expenses and software that aids in the reporting of CCBX activities and monitoring of transactions that helps to automate and create other efficiencies in reporting have resulted in increased expenses in the category. These expenses are expected to increase as we invest more in automated processing and as we grow product lines and our CCBX segment.
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
FDIC Assessments. FDIC assessments are assessed to fund the Deposit Insurance Fund (“DIF”) to insure and protect the depositors of insured banks and to resolve failed banks. The assessment rate is based on a number of factors and recalculated each quarter. As deposits increase, the FDIC assessment expense will generally increase. On October 18, 2022 the FDIC finalized an increase of 2 basis points in the initial base deposit insurance assessment rates schedules, beginning with the first quarterly assessment period of 2023. The rise is intended to increase the reserve ratio of the Deposit Insurance Fund to 1.35%, the statutory requirement. The increase in the base rates will remain in place until the reserve ratio reaches or exceeds 2.0%. The reserve ratio is 1.17% as of March 31, 2024. The reserve ratio is negatively affected by growth in assets and bank failures.
Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses. Expenses will fluctuate depending upon conferences and other professional events that are attended by employees as well as expenses related to employee travel, and continuing education.
Excise Taxes. Excise taxes are assessed on Washington state income and are based on gross income. Gross income is reduced by certain allowed deductions and income attributed to other states is also removed to arrive at the taxable base. Excise taxes increased as a result of increased income subject to excise taxes. We completed an apportionment study to quantify revenue earned outside the state of Washington that resulted in a $1.2 million refund during the second quarter of 2024. CCBX income is sourced to the state the partner is headquartered, and the majority of partners are located outside the state of Washington, therefore taxes we paid on CCBX income sourced to other states was in excess of what was actually owed.
Marketing. Marketing and promotion costs will vary depending upon the deployment of branding and targeted advertising for the community bank and CCBX. We are using more cost-effective advertising options, but expect costs to increase as we expand our marketing plan.
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
The following table presents, for the periods indicated, the BaaS loan and fraud expenses:

	Three Months Ended		Six Months Ended
(dollars in thousands; unaudited)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
BaaS loan expense	$29,076	$22,033	$53,913	$39,587
BaaS fraud expense	1,784	1,537	2,707	3,536
Total BaaS loan and fraud expense	$30,860	$23,570	$56,620	$43,123
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
Comparison of the quarter ended June 30, 2024 to the comparable quarter in the prior year
For the three months ended June 30, 2024, income tax expense totaled $3.4 million, compared to $3.9 million for the three months ended June 30, 2023. The $451,000 decrease in income tax expense is the result of lower net income. The effective tax rate was 22.8% for the three months ended June 30, 2024, compared to 23.1% for the three months ended June 30, 2023. The effective tax rate was higher for the three months ended June 30, 2024 due to impact of stock equity award deductions which fluctuates based on activity.
Comparison of the six months ended June 30, 2024 to the comparable period in the prior year
For the six months ended June 30, 2024 income tax expense totaled $5.3 million, compared to $6.9 million for the six months ended June 30, 2023. The $1.6 million decrease in income tax expense is the result of lower net income. Our effective tax rates for the six months ended June 30, 2024 and 2023 were 22.5% and 21.5%, respectively.
Segment Information
Based on the criteria of ASC 280, Segment Reporting, we have identified three segments: the community bank, CCBX and treasury & administration. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides BaaS that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment provides BaaS that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has 21 partners as of June 30, 2024, 19 that are active with two more currently in the testing or implementation stage as of June 30, 2024. The treasury & administration segment includes treasury management, overall administration and all other aspects of the Company.
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

The following table presents summary financial information for each segment for the periods indicated:

	June 30, 2024				December 31, 2023
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Assets
Cash and due from banks	$4,743	$8,487	$474,015	$487,245	$4,702	$9,601	$468,825	$483,128
Intrabank asset	—	626,783	(626,783)	—	—	653,178	(653,178)	—
Securities	—	—	49,213	49,213	—	—	150,364	150,364
Total loans receivable	1,912,034	1,414,426	—	3,326,460	1,830,154	1,195,938	—	3,026,092
Allowance for credit losses	(21,045)	(126,869)	—	(147,914)	(21,595)	(95,363)	—	(116,958)
All other assets	29,400	172,350	44,792	246,542	30,169	136,931	43,640	210,740
Total assets	$1,925,132	$2,095,177	$(58,763)	$3,961,546	$1,843,430	$1,900,285	$9,651	$3,753,366
Liabilities
Total deposits	$1,486,943	$2,056,489	$—	$3,543,432	$1,497,601	$1,862,762	$—	$3,360,363
Total borrowings	—	—	47,810	47,810	—	—	47,734	47,734
Intrabank liability	428,629	—	(428,629)	—	338,614	—	(338,614)	—
All other liabilities	9,560	38,688	5,363	53,611	7,215	37,523	5,553	50,291
Total liabilities	$1,925,132	$2,095,177	$(375,456)	$3,644,853	$1,843,430	$1,900,285	$(285,327)	$3,458,388

Community Bank
Community bank total assets as of June 30, 2024 increased $81.7 million, or 4.4%, to $1.93 billion, compared to $1.84 billion as of December 31, 2023. Loans receivable net of deferred fees for the community bank segment increased $81.9 million, or 4.5%, to $1.91 billion as of June 30, 2024, compared to $1.83 billion as of December 31, 2023. The increase in community bank loans receivable is the result of gross loan growth of $82.2 million. Total community bank deposits decreased $10.7 million, or 0.71%, to $1.49 billion, as of June 30, 2024, compared to $1.50 billion as of December 31, 2023. The overall decrease in community bank deposits was a result of pricing disciplines as some customers sought higher rate products elsewhere and we let higher rate deposits run off as they matured. Additional exception pricing tactics were added as a strategy at the end of the first quarter of 2024 to retain deposits and more effectively compete in the market and community bank deposits increased in the second quarter of 2024, compared to the first quarter of 2024. Our cost of deposits for the community bank increased to 1.77% for the three months ended June 30, 2024 partially as a result of such measures.
CCBX
CCBX total assets as of June 30, 2024 increased $194.9 million, or 10.3%, to $2.10 billion, compared to $1.90 billion as of December 31, 2023. During the six months ended June 30, 2024, $255.7 million in CCBX loans were transferred to loans held for sale, with $255.7 million in loans sold and no loans remaining in loans held for sale as of June 30, 2024 and December 31, 2023. The Company sells CCBX loans to manage loan portfolio size by partner and by loan category, with such limits established and documented in the relevant partner agreements. Total CCBX loans receivable increased $218.5 million, or 18.3%, to $1.41 billion as of June 30, 2024, compared to $1.20 billion as of December 31, 2023. The increase in loans receivable is the result of increased activity with CCBX partners. After deliberately reducing our other consumer and other loans portfolio during the third and fourth quarters of 2023 and first quarter of 2024 in an effort to optimize our loan portfolio, we have built back the CCBX portfolio with new loans, subject to enhanced credit standards, with lower potential risk of credit deterioration that are more aligned with our long term objectives. CCBX allowance for credit losses increased to $126.9 million as of June 30, 2024, compared to $95.4 million as of December 31, 2023 as a result of increased loan balances and the mix of loans with increased loss rates which has increased the allowance calculation/requirement. CCBX partner agreements provide for credit enhancements that cover the $114.2 million in gross charge-offs on CCBX loans for the six months ended June 30, 2024. Total CCBX deposits increased $193.7 million, or 10.4%, to $2.06 billion, compared to $1.86 billion as of December 31, 2023 as a result of growth within the CCBX relationships. This does not include an additional $117.7 million in CCBX deposits that were transferred off balance sheet to provide for increased FDIC insurance coverage to certain customers, compared to $69.4 million as of December 31, 2023.

Treasury & Administration
Treasury & administration total assets as of June 30, 2024 decreased $68.4 million, or 708.9%, to $(58.8) million, compared to $9.7 million as of December 31, 2023. Total securities decreased $101.2 million, or 67.3%, to $49.2 million as of June 30, 2024, compared to $150.4 million as of December 31, 2023, as a result of maturing AFS securities. Total borrowings were $47.8 million as of June 30, 2024 and $47.7 million as of December 31, 2023.

The following tables present summary financial information for each segment for the periods indicated:

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
INTEREST INCOME AND EXPENSE
Interest income	$30,741	$60,203	$6,543	$97,487	$26,567	$53,632	$3,487	$83,686
Interest (expense) income intrabank transfer	(5,836)	8,299	(2,463)	—	(2,490)	3,487	(997)	—
Interest expense	6,459	24,119	672	31,250	3,663	17,012	661	21,336
Net interest income	18,446	44,383	3,408	66,237	20,414	40,107	1,829	62,350
Provision/(Recapture) for credit losses - loans	(341)	62,231	—	61,890	(47)	52,645	—	52,598
Provision/(Recapture) for unfunded commitments	262	173	—	435	(340)	(5)	—	(345)
Net interest income/(expense) after provision for credit losses - loans and unfunded commitments	18,525	(18,021)	3,408	3,912	20,801	(12,533)	1,829	10,097
NONINTEREST INCOME
Deposit service charges and fees	935	11	—	946	978	11	—	989
Other income	129	2	135	266	635	195	264	1,094
BaaS program income	—	6,096	—	6,096	—	3,948	—	3,948
BaaS indemnification income	—	62,610	—	62,610	—	52,564	—	52,564
Noninterest income (1)	1,064	68,719	135	69,918	1,613	56,718	264	58,595
NONINTEREST EXPENSE
Salaries and employee benefits	5,993	7,047	3,965	17,005	5,939	6,172	4,198	16,309
Occupancy	937	95	654	1,686	958	75	110	1,143
Data processing and software licenses	1,070	919	935	2,924	953	590	429	1,972
Legal and professional expenses	31	2,164	1,436	3,631	815	2,831	999	4,645
Other expense	898	1,812	(7)	2,703	927	1,958	1,386	4,271
BaaS loan expense	—	29,076	—	29,076	—	22,033	—	22,033
BaaS fraud expense	—	1,784	—	1,784	—	1,537	—	1,537
Total noninterest expense	8,929	42,897	6,983	58,809	9,592	35,196	7,122	51,910
Net income/(loss) before income taxes	10,660	7,801	(3,440)	15,021	12,822	8,989	(5,029)	16,782
Income taxes	2,310	2,074	(959)	3,425	2,949	2,089	(1,162)	3,876
Net income/(loss)	$8,350	$5,727	$(2,481)	$11,596	$9,873	$6,900	$(3,867)	$12,906

(1)For the three months ended June 30, 2024, CCBX noninterest income includes credit enhancements of $60.8 million, fraud enhancements of $1.8 million, and BaaS program income of $6.1 million. For the three months ended June 30, 2023, CCBX noninterest income includes credit enhancements of $51.0 million, fraud enhancements of $1.5 million and BaaS program income of $3.9 million.

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Total	Community Bank	CCBX	Treasury & Administration	Total
INTEREST INCOME AND EXPENSE
Interest income	$60,793	$114,772	$12,394	$187,959	$50,779	$95,851	$7,167	$153,797
Interest (expense)/income intrabank transfer	(11,435)	16,450	(5,015)	—	(3,569)	6,139	(2,570)	—
Interest expense	12,472	46,973	1,341	60,786	6,197	29,436	1,323	36,956
Net interest income	36,886	84,249	6,038	127,173	41,013	72,554	3,274	116,841
Provision/(Recapture) for credit losses - loans	(540)	141,948	—	141,408	381	95,761	—	96,142
Provision/(Recapture) for unfunded commitments	2,471	1,604	—	4,075	(203)	11	—	(192)
Net interest income/(expense) after provision for credit losses - loans and unfunded commitments	34,955	(59,303)	6,038	(18,310)	40,835	(23,218)	3,274	20,891
NONINTEREST INCOME
Deposit service charges and fees	1,831	23	—	1,854	1,876	23	—	1,899
Other income	415	71	271	757	828	327	400	1,555
BaaS program income	—	10,921	—	10,921	—	7,523	—	7,523
BaaS indemnification income	—	143,341	—	143,341	—	96,925	—	96,925
Noninterest income	2,246	154,356	271	156,873	2,704	104,798	400	107,902
NONINTEREST EXPENSE
Salaries and employee benefits	12,041	14,398	8,550	34,989	11,793	11,554	8,537	31,884
Occupancy	1,781	195	1,228	3,204	1,992	161	209	2,362
Data processing and software licenses	2,094	1,822	1,900	5,816	1,872	1,125	815	3,812
Legal and professional expenses	50	4,418	2,835	7,303	1,069	4,600	2,038	7,707
Other expense	1,932	3,392	1,571	6,895	1,959	3,071	2,655	7,685
BaaS loan expense	—	53,913	—	53,913	—	39,587	—	39,587
BaaS fraud expense	—	2,707	—	2,707	—	3,536	—	3,536
Total noninterest expense	17,898	80,845	16,084	114,827	18,685	63,634	14,254	96,573
Net income before income taxes	19,303	14,208	(9,775)	23,736	24,854	17,946	(10,580)	32,220
Income taxes	4,134	3,655	(2,449)	5,340	5,340	3,856	(2,273)	6,923
Net Income/(Loss)	$15,169	$10,553	$(7,326)	$18,396	$19,514	$14,090	$(8,307)	$25,297

Comparison of the quarter ended June 30, 2024 to the comparable quarter in the prior year
Community Bank
Net interest income before intrabank interest expense for the community bank was $18.4 million for the quarter ended June 30, 2024, a decrease of $2.0 million, or 9.6%, compared to $20.4 million for the quarter ended June 30, 2023. The decrease in net interest income is largely due to increased cost of deposits resulting from deposit growth and higher interest rates. As a result of the community bank having higher average loans than deposits for the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023, intrabank interest expense for the community bank was $5.8 million for the quarter ended June 30, 2024, compared to intrabank interest expense of $2.5 million for the quarter ended June 30, 2023. There was a provision recapture for credit losses - loans for the community bank of $341,000 for the quarter ended June 30, 2024, compared to a recapture of $47,000 for the quarter ended June 30, 2023. Net charge-offs to average loans for the community bank segment have remained consistently low and were 0.00% for the quarter ended June 30, 2024 and June 30, 2023. Noninterest income for the community bank was $1.1 million, for the quarter ended June 30, 2024, a decrease of $549,000, or 34.0%, compared to $1.6 million for the quarter ended June 30, 2023. Noninterest expenses for the community bank decreased $663,000, or 6.9%, to $8.9 million as of June 30, 2024, compared to $9.6 million as of June 30, 2023. The decrease in noninterest expense is largely due to lower legal and professional expenses as some of our risk management infrastructure projects are being completed. We continue to invest in our infrastructure and the automation of our processes so that they are scalable.

CCBX
Net interest income for CCBX was $44.4 million for the quarter ended June 30, 2024, an increase of $4.3 million, or 10.7%, compared to $40.1 million for the quarter ended June 30, 2023. The increase in net interest income is due to loan growth and higher interest rates from active CCBX relationships. During the quarter ended June 30, 2024 we sold $155.2 million in CCBX loans as part of our strategy to reduce risk, optimize the CCBX loan portfolio, maintain strong credit quality, and manage portfolio and partner limits. As a result of having higher average deposits than loans for the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 intrabank interest income for CCBX was $8.3 million for the quarter ended June 30, 2024, compared to $3.5 million for the quarter ended June 30, 2023. Provision for credit losses - loans was $62.2 million as a result of loan origination growth and and the mix of loans with increased loss rates for the quarter ended June 30, 2024, compared to $52.6 million for the quarter ended June 30, 2023. CCBX partner agreements provide for credit enhancements that cover the $53.2 million in net charge-offs on CCBX loans for the quarter ended June 30, 2024. The $62.2 million provision on CCBX loans includes $60.7 million for partner loans with credit enhancement on them and $1.5 million on CCBX loans that the Company is responsible for. In accordance with the program agreement, the Company was responsible for credit losses on approximately 5% of a $353.6 million loan portfolio, or $17.7 million in partner loans at June 30, 2024. Effective April 1, 2024, the agreement was modified and the Company is responsible for 5% of the credit losses on this portfolio, previously the Company was responsible for 10% of the credit losses on this portfolio. Noninterest income for CCBX was $68.7 million for the quarter ended June 30, 2024, an increase of $12.0 million, or 21.2%, compared to $56.7 million for the quarter ended June 30, 2023, due to an increase of $9.8 million in BaaS credit enhancements to establish a credit enhancement asset for future credit losses due from our CCBX partners, $247,000 increase in BaaS fraud enhancements and $2.1 million in BaaS program income, which was the result of increased activity with broker dealers and digital financial service providers. Noninterest expenses for CCBX increased $7.7 million, or 21.9%, to $42.9 million as of June 30, 2024, compared to $35.2 million as of June 30, 2023. The increase in noninterest expense is largely due to growth from active CCBX relationships resulting in an increase in BaaS loan expense, BaaS fraud expense from increased CCBX loan originations and increased salaries and benefits, for the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023. For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”
Treasury & Administration
Net interest income for treasury & administration was $3.4 million for the quarter ended June 30, 2024, an increase of $1.6 million, or 86.3%, compared to $1.8 million for the quarter ended June 30, 2023, as a result of increased interest rates. Noninterest income decreased $129,000, or 48.9%, to $135,000 for the quarter ended June 30, 2024, compared to $264,000 for the quarter ended June 30, 2023. Noninterest expense was $7.0 million for the quarter ended June 30, 2024 and $7.1 million for the quarter ended June 30, 2023, and was impacted by the $1.2 million credit in excise taxes due to the refund from the State of Washington as a result of an apportionment study we completed to quantify revenue earned outside of the state of Washington

Comparison of the six months ended June 30, 2024 to the comparable period in the prior year
Community Bank
Net interest income for the community bank was $36.9 million for the six months ended June 30, 2024, a decrease of $4.1 million, or 10.1%, compared to $41.0 million for the six months ended June 30, 2023. The decrease in net interest income is largely due to increased interest expense on deposit accounts due to higher interest rates, partially offset by an increase in interest on loans receivable resulting from growth and higher loan yield. As a result of the community bank having higher average loans than deposits for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, intrabank interest expense for the community bank was $11.4 million for the six months ended June 30, 2024, compared to intrabank interest expense of $3.6 million for the six months ended June 30, 2023. There was a recapture of the provision for credit losses - loans for the community bank of $540,000 for the six months ended June 30, 2024, compared to a provision for credit losses of $381,000 for the six months ended June 30, 2023. Net charge-offs to average loans for the community bank segment have remained consistently low and was 0.00% and 0.01% for the six months ended June 30, 2024, and 2023, respectively. Noninterest income for the community bank was $2.2 million for the six months ended June 30, 2024, a decrease of $458,000, or 16.9%, compared to $2.7 million for the six months ended June 30, 2023. Loan referral fees decreased $514,000 for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The recognition of loan referral fees fluctuates in response to market conditions and as a result we may recognize more or less, or may not recognize any, loan referral fees in some periods. Additionally, in the six months ended June 30, 2023, there was a $194,000 net unrealized gain on equity securities recognized compared to an unrealized gain of $24,000 in the six months ended June 30, 2024. Noninterest expenses for the community bank decreased $787,000, or 4.2%, to $17.9 million as of June 30, 2024, compared to $18.7 million as of June 30, 2023. The decrease in noninterest expense is largely due to lower legal and professional expenses as some of our risk management infrastructure projects are being completed. We continue to invest in our infrastructure and the automation of our processes so that they are scalable.
CCBX
Net interest income for CCBX was $84.2 million for the six months ended June 30, 2024, an increase of $11.6 million, or 16.0%, compared to $72.6 million for the six months ended June 30, 2023. The increase in net interest income is due to loan growth from active CCBX relationships. During the six months ended June 30, 2024, we sold $255.7 million in CCBX loans as part of our strategy to reduce risk, optimize the CCBX loan portfolio, maintain strong credit quality, and manage portfolio and partner limits. As a result of having higher average deposits than loans for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 intrabank interest income for CCBX was $16.5 million for the six months ended June 30, 2024, compared to $6.1 million for the six months ended June 30, 2023. Provision for credit losses - loans was $141.9 million for the six months ended June 30, 2024, compared to $95.8 million for the six months ended June 30, 2023, as a result of loan origination growth and as a result of the mix of loan balances with increased loss rates which has impacted the allowance calculation. Noninterest income for CCBX was $154.4 million for the six months ended June 30, 2024, an increase of $49.6 million, or 47.3%, compared to $104.8 million for the six months ended June 30, 2023, due to an increase of $47.2 million in BaaS credit enhancements related to the allowance for credit losses, $3.4 million increase in total BaaS program income, which was the result of increased activity with broker dealers and digital financial service providers partially offset by a $829,000 decrease in BaaS fraud enhancements as a result of lower fraud. Noninterest expenses for CCBX increased $17.2 million, or 27.0%, to $80.8 million as of June 30, 2024, compared to $63.6 million as of June 30, 2023. The increase in noninterest expense is largely due to growth from active CCBX relationships resulting in an increase in BaaS loan expense and increased salaries and benefits, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”
Treasury & Administration
Net interest income for treasury & administration was $6.0 million for the six months ended June 30, 2024, an increase of $2.7 million, or 84.4%, compared to $3.3 million for the six months ended June 30, 2023, as a result of increased interest rates. Noninterest income decreased $129,000, or 32.3%, to $271,000 for the six months ended June 30, 2024, compared to $400,000 for the six months ended June 30, 2023. Noninterest expense increased $1.8 million, or 12.8%, to $16.1 million for the six months ended June 30, 2024, compared to $14.3 million for the six months ended June 30, 2023, largely as a result of increased data processing and software license expense as a result of growth, partially offset by the $1.2 million credit in excise taxes due to the refund from the State of Washington as a result of an apportionment study we completed to quantify revenue earned outside of the state of Washington

Financial Condition
Our total assets increased $208.2 million, or 5.5%, to $3.96 billion at June 30, 2024 from $3.75 billion at December 31, 2023. The increase is primarily the result of $300.4 million increase in loans receivable offset by a decrease of $99.5 million in AFS securities during the six months ended June 30, 2024.
Loans Held For Sale
During the six months ended June 30, 2024, $255.7 million in CCBX loans were transferred to loans held for sale, with $255.7 million in loans sold. As of June 30, 2024 and December 31, 2023 there were no loans in loans held for sale. We will continue to sell loans as part of our strategy to reduce risk, optimize the CCBX loan portfolio, maintain strong credit quality, and manage portfolio and partner limits.
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
As of June 30, 2024, loans receivable totaled $3.33 billion, an increase of $300.4 million, or 9.9%, compared to December 31, 2023. Total loans receivable is net of $7.7 million in net deferred origination fees. The increase includes gross CCBX loan growth of $218.6 million, or 18.3%, and gross community bank loan growth of $82.2 million, or 4.5%.
Loans as a percentage of deposits were 93.9% as of June 30, 2024, compared to 90.1% as of December 31, 2023. We remain focused on serving our communities and markets by growing loans and funding those loans with customer deposits.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30, 2024		As of December 31, 2023
(dollars in thousands; unaudited)	Amount	Percent	Amount	Percent
Commercial and industrial loans:
Capital call lines	$109,133	3.3%	$87,494	2.9%
All other commercial & industrial loans	186,167	5.6	203,800	6.7
Total commercial and industrial loans:	295,300	8.9	291,294	9.6
Real estate loans:
Construction, land and land development	173,064	5.2	157,100	5.2
Residential real estate	517,589	15.5	463,426	15.3
Commercial real estate	1,357,979	40.7	1,303,533	43.0
Consumer and other loans	990,270	29.7	818,039	26.9
Gross loans receivable	3,334,202	100.0%	3,033,392	100.0%
Net deferred origination fees	(7,742)		(7,300)
Loans receivable	$3,326,460		$3,026,092
Loan Yield (1)	11.23%		10.71%
(1)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.

The following tables detail the loans by segment which are included in the total loan portfolio table above:

Community Bank	As of
	June 30, 2024		December 31, 2023
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Commercial and industrial loans	$144,436	7.5%	$149,502	8.2%
Real estate loans:
Construction, land and land development loans	173,064	9.0	157,100	8.5
Residential real estate loans	229,639	12.0	225,391	12.3
Commercial real estate loans	1,357,979	70.8	1,303,533	70.9
Consumer and other loans:
Other consumer and other loans	14,220	0.7	1,628	0.1
Gross Community Bank loans receivable	1,919,338	100.0%	1,837,154	100.0%
Net deferred origination fees	(7,304)		(7,000)
Loans receivable	$1,912,034		$1,830,154
Loan Yield(1)	6.52%		6.32%
(1)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.

CCBX	As of
	June 30, 2024		December 31, 2023
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Capital call lines	$109,133	7.7%	$87,494	7.3%
All other commercial & industrial loans	41,731	3.0	54,298	4.5
Real estate loans:
Residential real estate loans	287,950	20.4	238,035	19.9
Consumer and other loans:
Credit cards	549,241	38.7	505,837	42.3
Other consumer and other loans	426,809	30.2	310,574	26.0
Gross CCBX loans receivable	1,414,864	100.0%	1,196,238	100.0%
Net deferred origination (fees) costs	(438)		(300)
Loans receivable	$1,414,426		$1,195,938
Loan Yield - CCBX (1)(2)	17.77%		17.36%
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
Commercial and Industrial Loans. Commercial and industrial loans increased $4.0 million, or 1.4%, to $295.3 million as of June 30, 2024, from $291.3 million as of December 31, 2023. The increase in commercial and industrial loans receivable over December 31, 2023 was due to an increase of $21.6 million in capital call lines partially offset by a $17.6 million decrease in other commercial and industrial loans.
Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory or equipment, and we generally obtain personal guarantees on these loans. Commercial and industrial loans includes $48.6 million in loans to financial institutions as of June 30, 2024 and December 31, 2023.

Included in the commercial and industrial loan balance is $109.1 million and $87.5 million in capital call lines resulting from relationships with our CCBX partners as of June 30, 2024 and December 31, 2023, respectively, and $41.7 million and $54.3 million in CCBX other commercial loans as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 there was $144.4 million in community bank commercial and industrial loans compared to $149.5 million at December 31, 2023.
Construction, Land and Land Development Loans. Construction, land and land development loans increased $16.0 million, or 10.2%, to $173.1 million as of June 30, 2024, from $157.1 million as of December 31, 2023. The increase is attributed to some new construction and development projects.
Unfunded loan commitments for construction, land and land development loans were $90.1 million at June 30, 2024, compared to $113.5 million at December 31, 2023. Although we have seen a strong commercial and residential real estate market in the Puget Sound region thus far in 2024, the economic environment is continuously changing with bank failures, inflation, higher interest rates, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, the upcoming elections in the United States and trade issues that have resulted in some economic uncertainty and slowing in construction lending.
Construction, land and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing these loans are primarily located in the Puget Sound region and are comprised of both residential and commercial properties, including owner occupied properties and investor properties. As of June 30, 2024, construction, land and land development loans included $110.4 million in commercial construction loans, $34.7 million in residential construction loans, $19.7 million in other construction, land and land development loans and $8.4 million in undeveloped land loans, compared to $81.5 million in commercial construction loans, $7.9 million in undeveloped land loans, $34.2 million in residential construction loans and $33.5 million in other construction, land and land development loans as of December 31, 2023.
Residential Real Estate Loans. Our one-to-four family residential real estate loans increased $54.2 million, or 11.7%, to $517.6 million as of June 30, 2024, from $463.4 million as of December 31, 2023 due to an increase of $49.9 million in CCBX loans combined with an increase of $4.2 million in community bank loans.
As of June 30, 2024, there were $288.0 million in CCBX home equity loans included in residential real estate, compared to $238.0 million at December 31, 2023, as a result of increased activity. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card.
In the past, we have purchased residential mortgages originated through other financial institutions to hold for investment for purposes of diversifying our residential mortgage loan portfolio, meeting certain regulatory requirements and increasing our interest income. We last purchased residential mortgage loans in 2018. As of June 30, 2024 and December 31, 2023, we held $6.2 million and $8.1 million, respectively, in purchased residential real estate mortgage loans. These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards.
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
Commercial Real Estate Loans. Commercial real estate loans increased $54.4 million, or 4.2%, to $1.36 billion as of June 30, 2024, from $1.30 billion as of December 31, 2023.
These increases, which occurred across the various segments of our community bank portfolio, were due to our commitment to grow the portfolio in the Puget Sound region. We actively seek commercial real estate loans in our markets and our lenders are experienced in competing for these loans and managing these relationships.

We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, low rise office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10 to 25 year period with balloon payments due at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates. At June 30, 2024, approximately 35.9% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 40.7% of our loan portfolio at June 30, 2024 and are a large source of revenue. As of June 30, 2024, we held $39.6 million in purchased commercial real estate loans, compared to $43.0 million at December 31, 2023. Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans, and remains diligent in communicating and proactively working with borrowers to help mitigate potential credit deterioration.
Consumer and Other. Consumer and other loans increased $172.3 million, or 21.1%, to $990.3 million, from $818.0 million as of December 31, 2023, as a result of growth in CCBX loans originated through our partners.
CCBX consumer loans totaled $976.1 million as of June 30, 2024, compared to $816.4 million at December 31, 2023. CCBX consumer loans include installment loans, credit cards, lines of credit and other loans. Our community bank consumer and other loans totaled $14.2 million as of June 30, 2024, compared to $1.6 million at December 31, 2023 and are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans.
Industry Exposure and Categories of Loans
We have a diversified loan portfolio, representing a wide variety of industries. Our major categories of loans are commercial real estate, consumer and other loans, residential real estate, commercial and industrial, and construction, land and land development loans. Together they represent $3.33 billion in outstanding loan balances. When combined with $2.81 billion in unused commitments the total of these categories is $6.15 billion. However, total exposure on CCBX loans is subject to portfolio and partner maximum limits and adjusted for those limits, unused commitments are limited to $786.2 million. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our community bank loan commitments by industry for our commercial real estate portfolio as of June 30, 2024:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Community bank commercial real estate loans
Apartments	$356,303	$6,339	$362,642	5.9%	$3,426	104
Hotel/Motel	168,659	592	169,251	2.8	6,746	25
Convenience Store	143,007	885	143,892	2.3	2,307	62
Office	124,462	8,177	132,639	2.2	1,383	90
Warehouse	117,498	2,000	119,498	1.9	1,958	60
Retail	104,936	644	105,580	1.7	999	105
Mixed use	92,480	8,236	100,716	1.6	1,075	86
Mini Storage	79,728	18,998	98,726	1.6	3,322	24
Strip Mall	44,260	—	44,260	0.7	6,323	7
Manufacturing	34,837	1,200	36,037	0.6	1,201	29
Groups < 0.70% of total	91,809	3,415	95,224	1.6	1,120	82
Total	$1,357,979	$50,486	$1,408,465	22.9%	$2,015	674

As illustrated in the table below, our CCBX partners originate a large number of mostly smaller dollar loans, resulting in an average consumer loan balance of just $1,100.
The following table summarizes our loan commitments by category for our consumer and other loan portfolio as of June 30, 2024:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX consumer loans
Credit cards	$549,241	$1,517,881	$2,067,122	33.6%	$1.6	352,248
Installment loans	418,358	900	419,258	6.8	1.0	404,850
Lines of credit	7,568	6,990	14,558	0.3	—	159,987
Other loans	883	—	883	0.0	0.1	8,163
Community bank consumer loans
Installment loans	1,256	—	1,256	0.0	59.8	21
Lines of credit	215	343	558	0.0	6.1	35
Other loans	12,749	—	12,749	0.2	39.8	320
Total	$990,270	$1,526,114	$2,516,384	40.9%	$1.1	925,624
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our loan commitments by category for our residential real estate portfolio as of June 30, 2024:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX residential real estate loans
Home equity line of credit	$287,950	$474,603	$762,553	12.4%	$25	11,514
Community bank residential real estate loans
Closed end, secured by first liens	193,976	2,959	196,935	3.2	606	320
Home equity line of credit	26,639	46,091	72,730	1.2	113	236
Closed end, second liens	9,024	885	9,909	0.2	291	31
Total	$517,589	$524,538	$1,042,127	17.0%	$43	12,101
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.

The following table summarizes our loan commitments by industry for our commercial and industrial loan portfolio as of June 30, 2024:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Consolidated C&I loans
Capital Call Lines	$109,133	$515,045	$624,178	10.2%	$774	141
Construction/Contractor Services	26,467	36,818	63,285	1.0	136	195
Financial Institutions	48,648	—	48,648	0.8	4,054	12
Retail	38,720	6,015	44,735	0.7	16	2,448
Manufacturing	6,844	5,332	12,176	0.2	159	43
Medical / Dental / Other Care	9,053	1,126	10,179	0.2	604	15
Groups < 0.20% of total	56,435	56,261	112,696	1.8	55	1,026
Total	$295,300	$620,597	$915,897	14.9%	$76	3,880
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table details our community bank loan commitments by category for our construction, land and land development loan portfolio as of June 30, 2024:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Community bank construction, land and land development loans
Commercial construction	$110,372	$60,912	$171,284	2.8%	$7,358	15
Residential construction	34,652	23,805	58,457	1.0	1,824	19
Developed land loans	13,954	1,269	15,223	0.2	734	19
Undeveloped land loans	8,372	3,760	12,132	0.2	558	15
Land development	5,714	345	6,059	0.1	571	10
Total	$173,064	$90,091	$263,155	4.3%	$2,219	78

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

We had $53.2 million in nonperforming assets as of June 30, 2024, compared to $53.8 million as of December 31, 2023. This includes $45.2 million in CCBX loans more than 90 days past due and still accruing interest as of June 30, 2024, compared to $46.5 million at December 31, 2023. All of our nonperforming assets were nonperforming loans as of June 30, 2024 and December 31, 2023. The decrease in nonperforming assets was due to a $1.3 million decrease in CCBX partner loans that are 90 days or more past due and still accruing interest, partially offset by a slight increase in community bank nonaccrual loans of $629,000 during the six months ended June 30, 2024 to $7.9 million, with the addition of two loans partially offset by the payoff of two nonaccrual loans. The balance of our nonperforming assets decreased as did the overall percentage of nonperforming loans to total assets and total loans receivable. Our nonperforming loans to loans receivable ratio was 1.60% at June 30, 2024, compared to 1.78% at December 31, 2023.
Our community bank credit quality remains strong, as demonstrated by the low level of community bank charge-offs and nonperforming loan balance for the six months ended June 30, 2024. CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses, when accruing consumer loans originated through CCBX partners are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards).

The following table presents information regarding nonperforming assets at the dates indicated:

(dollars in thousands; unaudited)	As of June 30, 2024	December 31, 2023
Nonaccrual loans:
Real estate loans:
Residential real estate	$213	$170
Commercial real estate	7,731	7,145
Total nonaccrual loans	7,944	7,315
Accruing loans past due 90 days or more:
Commercial & industrial loans	1,278	2,086
Real estate loans:
Residential real estate loans	2,722	1,115
Consumer and other loans:
Credit cards	36,465	34,835
Other consumer and other loans	4,779	8,488
Total accruing loans past due 90 days or more	45,244	46,524
Total nonperforming loans	53,188	53,839
Real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$53,188	$53,839
Total nonaccrual loans to loans receivable	0.24%	0.24%
Total nonperforming loans to loans receivable	1.60%	1.78%
Total nonperforming assets to total assets	1.34%	1.43%
The following tables detail nonperforming assets by segment which are included in the total nonperforming assets table above:

Community Bank	As of
(dollars in thousands; unaudited)	June 30, 2024	December 31, 2023
Nonaccrual loans:
Real estate:
Residential real estate	$213	$170
Commercial real estate	7,731	7,145
Total nonaccrual loans	7,944	7,315
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	—	—
Total nonperforming loans	7,944	7,315
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$7,944	$7,315
Total nonperforming community bank loans to total loans receivable	0.24%	0.24%

CCBX	As of
(dollars in thousands; unaudited)	June 30, 2024	December 31, 2023
Nonaccrual loans	$—	$—
Accruing loans past due 90 days or more:
Commercial & industrial loans	1,278	2,086
Real estate loans:
Residential real estate loans	2,722	1,115
Consumer and other loans:
Credit cards	36,465	34,835
Other consumer and other loans	4,779	8,488
Total accruing loans past due 90 days or more	45,244	46,524
Total nonperforming loans	45,244	46,524
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$45,244	$46,524
Total nonperforming CCBX loans to total loans receivable	1.36%	1.54%
As of June 30, 2024, $43.9 million of the $45.2 million in nonperforming CCBX loans were covered by CCBX partner credit enhancements. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses. Under the agreement, the CCBX partner will indemnify or reimburse the Bank for its loss/charge-off on these loans.
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
As of June 30, 2024, the allowance for credit losses totaled $147.9 million, or 4.45% of total loans. As of December 31, 2023, the allowance for credit losses totaled $117.0 million, or 3.86% of total loans.

The increase in the Company’s allowance for credit losses for the six months ended June 30, 2024 compared to December 31, 2023, is largely related to the provision for CCBX partner loans. During the six months ended June 30, 2024, a $141.9 million provision for credit losses - loans was recorded for CCBX partner loans based on management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a recapture for credit losses - loans of $540,000 was needed for the six months ended June 30, 2024. The economic environment is continuously changing with bank failures, inflation, higher interest rates, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, including upcoming elections in United States, and trade issues that have resulted in some economic uncertainty. As described above, CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses.
Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by indemnifying or reimbursing incurred losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans, unfunded commitments and negative deposit accounts. When the provision for credit losses - loans and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner legal commitment to indemnify or reimburse losses. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner or taken from the partner's cash reserve account. Agreements with our CCBX partners also provide protection to the Bank from fraud by indemnifying or reimbursing incurred fraud losses. BaaS fraud includes noncredit fraud losses on loans and deposits originated through partners. Fraud losses are recorded when incurred as losses in noninterest expense, and the enhancement received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. Many CCBX partners also pledge a cash reserve account at the Bank which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by indemnifying or reimbursing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligation then the Bank would be exposed to additional loan and deposit losses if the cash flows on the loans were not sufficient to fund the reimbursement of loan losses, as a result of this counterparty risk. If a CCBX partner does not replenish their cash reserve account the Bank may consider an alternative plan for funding the cash reserve. This may involve the possibility of adjusting the funding amounts or timelines to better align with the partner's specific situation. If a mutually agreeable funding plan is not achieved then the Bank could declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. The Bank would evaluate any remaining credit enhancement asset from the CCBX partner in the event the partner failed to fulfill its obligations and would determine if a write-off is appropriate. If a write-off occurs, the Bank would retain the full yield and any fee income on the loan portfolio going forward, and our BaaS loan expense would decrease once default occurred and payments to the CCBX partner were stopped.
The following table presents, as of and for the periods indicated, net charge-off information by segment:

	Three Months Ended
	June 30, 2024			June 30, 2023
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$2	$55,205	$55,207	$9	$32,290	$32,299
Gross recoveries	(4)	(1,969)	(1,973)	—	(1,340)	(1,340)
Net charge-offs	$(2)	$53,236	$53,234	$9	$30,950	$30,959
Net charge-offs to average loans (1)	0.00%	15.72%	6.57%	0.00%	9.78%	4.19%
% of CCBX charge-offs covered by credit enhancement		97.6%			97.0%
(1)Annualized calculations shown for periods presented.

	Six Months Ended
	June 30, 2024			June 30, 2023
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$17	$114,184	$114,201	$59	$66,407	$66,466
Gross recoveries	(8)	(3,741)	(3,749)	(5)	(3,200)	(3,205)
Net charge-offs	$9	$110,443	$110,452	$54	$63,207	$63,261
Net charge-offs to average loans (1)	0.00%	16.90%	6.95%	0.01%	10.92%	4.50%
% of CCBX charge-offs covered by credit enhancement		96.9%			97.6%
(1)Annualized calculations shown for periods presented.
The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(dollars in thousands; unaudited)	2024	2023	2024	2023
Allowance at beginning of period	$139,258	$89,123	$116,958	$74,029
Impact of adopting CECL (ASC 326)	—	—	—	3,852
Provision for credit losses	61,890	52,598	141,408	96,142
Charge-offs:
Commercial and industrial loans	3,870	411	8,567	1,187
Residential real estate	864	945	2,007	1,682
Consumer and other	50,473	30,943	103,627	63,597
Total charge-offs	55,207	32,299	114,201	66,466
Recoveries:
Commercial and industrial loans	215	—	414	3
Residential real estate	2	—	4	—
Consumer and other	1,756	1,340	3,331	3,202
Total recoveries	1,973	1,340	3,749	3,205
Net charge-offs	53,234	30,959	110,452	63,261
Allowance at end of period	$147,914	$110,762	$147,914	$110,762
Allowance for credit losses to nonaccrual loans	1861.96%	1496.99%	1861.96%	1496.99%
Allowance to nonperforming loans	278.10%	328.41%	278.10%	328.41%
Allowance to loans receivable	4.45%	3.68%	4.45%	3.68%

The allowance for credit losses to nonaccrual loans ratio increased as of June 30, 2024, compared to June 30, 2023 as a result of an increase of $37.2 million in the allowance for credit losses and was partially impacted by an increase of $545,000 in nonaccrual community bank loans. The increase in the allowance for credit losses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, is largely related to the increase in the allowance for loans originated through our CCBX partners. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses. Net charge-offs on CCBX loans for the six months ended June 30, 2024 that were covered by credit enhancements were $52.0 million and $110.8 million respectively. At June 30, 2024, the allowance for credit losses for CCBX partner loans totaled $126.9 million, compared to $95.4 million at December 31, 2023.

The following table presents the loans receivable and allowance for credit losses by segment for the periods indicated:

	As of June 30, 2024			As of December 31, 2023
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Loans receivable	$1,912,034	$1,414,426	$3,326,460	$1,830,154	$1,195,938	$3,026,092
Allowance for credit losses	(21,045)	(126,869)	(147,914)	(21,595)	(95,363)	(116,958)
Allowance for credit losses to total loans receivable	1.10%	8.97%	4.45%	1.18%	7.97%	3.86%
Although we believe that we have established our allowance for credit losses in accordance with GAAP and that the allowance for credit losses was adequate to provide for expected losses in the portfolio at all times shown above, future provisions for credit losses will be subject to ongoing evaluations of the risks in our loan portfolio. We continue to have a low level of community bank charge-offs and nonperforming loans, however, the economic environment is continuously changing with potential for bank failures, inflation, higher interest rates, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, the upcoming elections in the United States and trade issues that have resulted in some economic uncertainty. If economic conditions worsen then Washington state and Puget Sound region may experience a more severe economic downturn, and our asset quality could deteriorate, which may require material additional provisions for credit losses.
Securities
We use our AFS securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits, for CRA purposes or other business purposes. At June 30, 2024, our securities portfolio was invested in U.S. Agency collateralized mortgage obligations and U.S. Agency residential mortgage-backed securities. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At June 30, 2024, our loan-to-deposit ratio was 93.9% due to our strong growth in both loans and deposits. When our securities portfolio represents less than 5% of assets we focus on liquid securities. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we may invest excess funds to provide a higher return.
As of June 30, 2024, the amortized cost of our investment securities totaled $49.2 million, a decrease of $101.7 million, or 67.4%, compared to $150.9 million as of December 31, 2023. The decrease in the securities portfolio was due to $100.0 million of securities in the AFS portfolio maturing during the six months ended June 30, 2024.
Our investment portfolio consists of only $39,000 in securities classified as AFS and $49.2 million in held-to-maturity. The carrying values of our investment securities classified as AFS are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. As of June 30, 2024, our AFS portfolio has an unrealized loss of $2,000, compared to an unrealized loss of $537,000 as of December 31, 2023.
The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of June 30, 2024		As of December 31, 2023
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$99,996	$99,461
U.S. Agency collateralized mortgage obligations	41	39	45	43
Total available-for-sale securities	41	39	100,041	99,504
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	49,174	48,526	50,860	51,041
Total held-to-maturity securities	49,174	48,526	50,860	51,041
Total investment securities	$49,215	$48,565	$150,901	$150,545

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
•As of June 30, 2024 and December 31, 2023, we had a $2.2 million equity interest in a specialized bank technology company.
•We had a $350,000 equity interest in a technology company as of June 30, 2024 and December 31, 2023.
•We had a $50,000 equity interest in an additional technology company as of June 30, 2024 and December 31, 2023.
The following table shows the activity in equity investments without a readily determinable fair value for the dates shown:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands; unaudited)	2024	2023	2024	2023
Carrying value, beginning of period	$2,622	$2,572	$2,622	$2,572
Purchases	—	—	—	—
Observable price change	—	—	—	—
Carrying value, end of period	$2,622	$2,572	$2,622	$2,572
We invest in investment funds that are accelerating technology adoption by banks. These equity investments are held at fair value as reported by the funds. During the six months ended June 30, 2024, we had a net capital return of $6,000 with investment funds designed to help accelerate technology adoption at banks, and recognized net earnings of $24,000, resulting in an equity interest of $827,000 at June 30, 2024. The Company has committed up to $593,000 in capital for these investment funds, however, the Company is not obligated to fund these commitments prior to a capital call.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands; unaudited)	2024	2023	2024	2023
Carrying value, beginning of period	777	617	809	456
Purchases/capital calls/capital returns, net	41	58	(6)	180
Net change recognized in earnings	9	155	24	194
Carrying value, end of period	$827	$830	827	830
Other Assets
Deferred tax assets, net decreased $1.6 million to $2.2 million and other assets decreased $245,000 to $11.7 million as of June 30, 2024, compared to December 31, 2023.
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
Total deposits as of June 30, 2024 were $3.54 billion, an increase of $183.1 million, or 5.4%, compared to $3.36 billion as of December 31, 2023. The increase in deposits was largely in core deposits, which increased $186.3 million to $3.53 billion from $3.34 billion at December 31, 2023. We define core deposits as all deposits except time deposits and brokered deposits. The $186.3 million increase in core deposits was largely a result of growth in CCBX interest bearing deposits, and movement in community bank deposits from noninterest bearing to interest bearing accounts. Our cost of deposits for the community bank was 1.77% for the three months ended June 30, 2024. Additionally, during the quarter the amount of CCBX deposits that were transferred off balance sheet for increased FDIC insurance coverage, which totaled $117.7 million as of June 30, 2024.
Included in total deposits is $2.06 billion in CCBX deposits, an increase of $193.7 million, or 10.4%, compared to $1.86 billion as of December 31, 2023. CCBX customer deposit relationships include deposits with CCBX end customers, operating and non-operating deposit accounts. The deposits from our CCBX segment are generally classified as interest bearing demand and money market accounts.
Total noninterest bearing deposits as of June 30, 2024 were $593.8 million, a decrease of $31.4 million, or 5.0%, compared to $625.2 million as of December 31, 2023. Noninterest bearing deposits represent 16.8% and 18.6% of total deposits for June 30, 2024 and December 31, 2023, respectively. Community bank noninterest bearing deposits totaled $531.6 million and $561.6 million at June 30, 2024 and December 31, 2023, respectively.
Total interest bearing account balances, excluding time deposits, as of June 30, 2024 were $2.93 billion, an increase of $217.7 million, or 8.0%, compared to $2.72 billion as of December 31, 2023. The $217.7 million increase is due to CCBX growth in interest bearing deposits combined with an increase in community bank interest bearing deposits of $22.6 million. Included in total deposits is $352.3 million in IntraFi network reciprocal interest bearing demand and money market sweep accounts as of June 30, 2024, which provides our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions. The decrease in community bank deposits is a result of managing our deposit rates; the addition of some exception pricing tactics as a strategy at the end of the first quarter of 2024 to retain accounts and more effectively compete in the market, increased community bank deposits in the second quarter of 2024, compared to the quarter ending March 31, 2024.
Total time deposit balances as of June 30, 2024 were $15.1 million, a decrease of $3.3 million, or 17.8%, from $18.4 million as of December 31, 2023. The decrease is due to our focus on core deposits and letting higher rate time deposits run off as they mature. We have seen competitors increase rates on time deposits, and we have not globally matched their rates in response as we focus on growing and retaining less costly core deposits.
The following table sets forth deposit balances at the dates indicated:

	As of June 30, 2024		As of December 31, 2023
(dollars in thousands; unaudited)	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
Demand, noninterest bearing	$593,789	16.8%	$625,202	18.6%
Interest bearing demand and money market	2,865,773	80.9	2,640,240	78.6
Savings	68,777	1.9	76,562	2.3
Total core deposits	3,528,339	99.6	3,342,004	99.5
Brokered deposits	1	—	1	—
Time deposits less than $100,000	6,741	0.2	8,109	0.2
Time deposits $100,000 and over	8,351	0.2	10,249	0.3
Total	$3,543,432	100.0%	$3,360,363	100.0%
Cost of deposits (1)	3.58%		3.36%
(1)Cost of deposits is annualized for the three months ended for each period presented.

The following tables detail the deposits for the segments which are included in the total deposit portfolio table above:

Community Bank	As of
	June 30, 2024		December 31, 2023
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$531,555	35.7%	$561,572	37.5%
Interest bearing demand and money market	876,668	59.0	846,072	56.5
Savings	63,627	4.3	71,598	4.8
Total core deposits	1,471,850	99.0	1,479,242	98.8
Brokered deposits	1	0.0	1	0.0
Time deposits less than $100,000	6,741	0.5	8,109	0.5
Time deposits $100,000 and over	8,351	0.5	10,249	0.7
Total Community Bank deposits	$1,486,943	100.0%	$1,497,601	100.0%
Cost of deposits(1)	1.77%		1.57%
(1)Cost of deposits is annualized for the three months ended for each period presented.

CCBX	As of
	June 30, 2024		December 31, 2023
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$62,234	3.0%	$63,630	3.4%
Interest bearing demand and money market	1,989,105	96.7	1,794,168	96.3
Savings	5,150	0.3	4,964	0.3
Total core deposits	2,056,489	100.0	1,862,762	100.0
Total CCBX deposits	$2,056,489	100.0%	$1,862,762	100.0%
Cost of deposits (1)	4.92%		4.90%
(1)Cost of deposits is annualized for the three months ended for each period presented.
The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(dollars in thousands; unaudited)	As of June 30, 2024	As of December 31, 2023
Maturity Period:
Three months or less	$2,138	$5,068
Over three through six months	1,426	1,457
Over six through twelve months	2,691	1,595
Over twelve months	2,096	2,129
Total	$8,351	$10,249
Weighted average maturity (in years)	0.90	0.75
Average deposits for the three months ended June 30, 2024 were $3.44 billion, an increase of 13.0% compared to $3.04 billion for the three months ended June 30, 2023. The increase in average deposits was primarily due to an increase in core deposits, primarily in interest bearing deposits. We expect deposits to increase with continued growth in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by branch managers, treasury service personnel and lenders.

The average rate paid on total deposits was 3.58% for the three months ended June 30, 2024, compared to 2.72% for the three months ended June 30, 2023. The average rate paid on interest bearing demand and money market accounts increased 0.68% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The average rate paid on time deposits of less than $100,000 increased 0.30% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The average rate paid on time deposits greater than $100,000 increased 0.98% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The average rate paid on savings increased 0.17% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The overall higher average rate of 3.58% paid on interest bearing accounts in the three months ended June 30, 2024 compared to 2.72% for the three months ended June 30, 2023 is due to the continued high interest rate environment.
The average rate paid on total deposits was 3.53% for the six months ended June 30, 2024, compared to 2.44% for the six months ended June 30, 2023. The average rate paid on NOW and money market accounts increased 0.97% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The average rate paid on time deposits of less than $100,000 increased 0.28% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The average rate paid on time deposits greater than $100,000 increased 0.68% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The average rate paid on savings was 0.39% for the six months ended June 30, 2024, compared to 0.19% for the six months ended June 30, 2023. The overall higher average rate paid on interest bearing accounts in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is due to a higher interest rate environment.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
(dollars in thousands; unaudited)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)
Demand, noninterest bearing	$584,661	0.00%	$717,256	0.00%	$590,177	0.00%	$746,436	0.00%
Interest bearing demand and money market	2,769,146	4.43	2,206,791	3.74	2,702,975	4.41	2,020,946	3.44
Savings	70,100	0.41	93,818	0.24	72,771	0.39	98,828	0.19
BaaS-brokered deposits	1	0.00	1	0.00	1	0.00	52,367	4.08
Time deposits less than $100,000	6,906	0.64	10,517	0.34	7,248	0.55	11,174	0.27
Time deposits $100,000 and over	8,422	1.34	15,575	0.36	8,734	0.99	15,853	0.31
Total deposits	$3,439,236	3.58%	$3,043,958	2.72%	$3,381,906	3.53%	$2,945,604	2.44%
(1)Annualized calculations shown for periods presented.
The ratio of average noninterest bearing deposits to average total deposits for the three and six months ended June 30, 2024 was 17.0% and 17.5% respectively, compared to 23.6% and 25.3% respectively, for the three months ended June 30, 2023.
Uninsured Deposits
The FDIC insures our deposits up to $250,000 per depositor, per insured bank for each account ownership category. Deposits that exceed insurance limits are uninsured. At June 30, 2024, deposits totaled $3.54 billion, of which total estimated uninsured deposits were $532.9 million, or 15.0% of total deposits, compared to $558.6 million, or 16.6% of total deposits as of December 31, 2023. At June 30, 2023, deposits totaled $3.16 billion, of which total estimated uninsured deposits were $632.1 million, or 20.0% of total deposits. The Bank is using sweep deposits to provide our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.

Estimated uninsured time deposits totaled $1.0 million as of June 30, 2024. The table below shows the estimated uninsured time deposits, by account, for the maturity periods indicated:

(dollars in thousands; unaudited)	As of June 30, 2024
Maturity Period:
Three months or less	$118
Over three through six months	9
Over six through twelve months	748
Over twelve months	161
Total	$1,036
Borrowings
We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of June 30, 2024 and June 30, 2023, total borrowing capacity of $472.5 million and $433.8 million, respectively, was available under this arrangement. As of June 30, 2024 and 2023, Federal Reserve advances totaled zero. Additional loans were pledged in 2023 to significantly increase the borrowing capacity of the Bank in the event of a liquidity crisis.
Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of June 30, 2024 and June 30, 2023, we had borrowing capacity of $177.6 million and $126.0 million, respectively, with the FHLB. As of June 30, 2024 and 2023, FHLB advances totaled zero.
Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I (the “Trust”), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. Prior to June 30, 2023, the debentures bore interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. Beginning with rate adjustments subsequent to June 30, 2023, the rate is based off three-month CME Term SOFR plus 0.26%. The effective rate as of June 30, 2024 and December 31, 2023 was 7.70% and 7.75%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture, subject to Federal Reserve approval. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.
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
Liquidity and Capital Resources
Liquidity Management
Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, and operational, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity management. Deposits obtained through our CCBX segment are a significant source of liquidity for us. If a relationship with a large CCBX partner terminates, the exit of those deposits could have an adverse impact on liquidity. Partner program agreements govern the relationship and are valid for a given period of time. Prior to exiting, the partner would need to provide us adequate notice as stipulated in the agreement that they were not going to renew the program agreement and intend to move the deposits. The movement to an alternate BaaS provider is cumbersome and would be over a period of time, which would allow us the opportunity to put alternate liquidity in place; those options are more fully discussed below. As of June 30, 2024, we have two partners with deposits that are in excess of 10% of total deposits and represent 44% of total deposits.
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
As of June 30, 2024, and December 31, 2023, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control growth in order to remain in compliance with all regulatory capital standards applicable to us. In addition, the Company maintains an effective registration statement on Form S-3 with the Securities and Exchange Commission which allows the Company to raise additional capital in an amount up to $200.0 million. The Company raised $34.5 million in December 2021 under a previously filed Form S-3. The Company, through a private placement, raised $25.0 million in subordinated debt in 2021 and repaid $10.0 million of subordinated debt with the proceeds and used the remainder for general corporate purposes. On November 1, 2022 the Company, through a private placement, raised $20.0 million of subordinated debt with the proceeds to be used for general corporate purposes. The Company contributed $15.0 million of the capital raised to the Bank in March 2023.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes(1)		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
(dollars in thousands; unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Tier 1 Leverage Capital (to average assets)
Company	$320,173	8.31%	$154,132	4.00%	N/A	N/A
Bank Only	355,647	9.24%	153,995	4.00%	192,494	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	316,673	9.03%	157,861	4.50%	N/A	N/A
Bank Only	355,647	10.15%	157,617	4.50%	227,669	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	320,173	9.13%	210,481	6.00%	N/A	N/A
Bank Only	355,647	10.15%	210,156	6.00%	280,208	8.00%
Total Capital (to risk-weighted assets)
Company	410,366	11.70%	280,641	8.00%	N/A	N/A
Bank Only	400,773	11.44%	280,208	8.00%	350,260	10.00%
December 31, 2023
Tier 1 Leverage Capital (to average assets)
Company	$298,920	8.10%	$147,616	4.00%	N/A	N/A
Bank Only	333,848	9.06%	147,469	4.00%	184,336	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	295,450	9.10%	146,137	4.50%	N/A	N/A
Bank Only	333,848	10.30%	145,875	4.50%	210,708	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	298,920	9.20%	194,849	6.00%	N/A	N/A
Bank Only	333,848	10.30%	194,500	6.00%	259,334	8.00%
Total Capital (to risk-weighted assets)
Company	385,464	11.87%	259,799	8.00%	N/A	N/A
Bank Only	375,320	11.58%	259,334	8.00%	324,167	10.00%
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

Material Cash Requirements and Capital Resources
The following table provides the material cash requirements from known contractual and other obligations as of as of June 30, 2024:

		Payments Due by Period
(dollars in thousands; unaudited)	Total	Less than 1 Year	Over 1 year	Other (1)
Cash requirements
Time Deposits	$15,092	$10,959	$4,133	$—
Subordinated notes	45,000	—	45,000	—
Junior subordinated debentures	3,609	—	3,609	—
Deferred compensation plans	672	175	497	—
Operating and finance leases	6,919	1,041	5,878	—
Non-maturity deposits	3,528,339	—	—	3,528,339
Equity investment commitment	593	593	—	—
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
As of June 30, 2024 we had $2.81 billion in commitments to extend credit, compared to $2.34 billion as of December 31, 2023. The $467.4 million increase is largely attributed to a $502,922 increase in credit cards, a $58.7 million increase in residential real estate commitments, related to CCBX loans, and an increase of $7.5 million in consumer and other loan commitments, related to CCBX consumer loans, partially offset by a $93.8 million decrease in commercial and industrial capital call line commitments and a $26.8 million decrease in commercial construction loans.

The following table presents commitments associated with outstanding commitments to extend credit, standby and commercial letters of credit and equity investment commitments as of the periods indicated:

(dollars in thousands; unaudited)	As of June 30, 2024	As of December 31, 2023
Commitments to extend credit:
Commercial and industrial loans	$105,552	$86,134
Commercial and industrial loans - capital call lines	515,045	608,837
Construction – commercial real estate loans	65,941	92,709
Construction – residential real estate loans	24,150	20,825
Residential real estate loans	524,538	465,887
Commercial real estate loans	50,486	54,289
Credit cards	1,517,881	1,014,959
Consumer and other loans	8,233	779
Total commitments to extend credit	$2,811,826	$2,344,419
Standby letters of credit	$1,249	$1,096
Equity investment commitment	$593	$653
We have portfolio limits with our each of our partners to manage loan concentration risk, liquidity risk, and counter-party partner risk. For example, as of June 30, 2024, capital call lines outstanding balance totaled $109.1 million, and while commitments totaled $515.0 million the commitments are cancelable, and are also limited to a maximum of $350.0 million by agreement with the partner. These limits allow us to manage portfolio concentrations with partners and by loan type.
The following table shows the CCBX maximum portfolio sizes by loan category as of June 30, 2024.

		As of June 30, 2024	As of December 31, 2023
(dollars in thousands; unaudited)	Type of Lending	Maximum Portfolio Size		Increase/(decrease)
Commercial and industrial loans:
Capital call lines	Business - Venture Capital	$350,000	$350,000	$—
All other commercial & industrial loans	Business - Small Business	293,901	305,905	(12,004)
Real estate loans:
Home equity lines of credit	Home Equity - Secured Credit Cards	375,000	375,000	—
Consumer and other loans:
Credit cards	Credit Cards - Primarily Consumer	782,024	756,614	25,410
Installment loans	Consumer	1,501,381	933,374	568,007
Other consumer and other loans	Consumer - Secured Credit Builder & Unsecured consumer	127,694	709,108	(581,414)
		$3,430,000	$3,430,001	$(1)
Total Existing Portfolio Size		$1,414,426	$1,195,938	$218,488
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer. As of June 30, 2024, $2.06 billion in commitments to extend credit are unconditionally cancelable, compared to $1.63 billion at December 31, 2023. The increase in unconditionally cancelable commitments is attributed to loan growth in the CCBX loan portfolio. Commitments that are unconditionally cancelable allow us to better manage loan growth, credit concentrations and liquidity. We also limit CCBX partners to a maximum aggregate customer loan balance originated and held on our balance sheet, as shown in the table above.

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
Selected Financial Data
The following table shows the Company’s key performance ratios for the periods indicated.

	Three Months Ended					Six Months Ended
(unaudited)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	June 30, 2024	June 30, 2023

Return on average assets (1)	1.21%	0.73%	0.97%	1.13%	1.52%	0.98%	1.55%
Return on average equity (1)	15.22%	9.21%	12.35%	14.60%	19.53%	12.26%	19.70%
Yield on earnings assets (1)	10.49%	10.07%	9.77%	10.08%	10.18%	10.28%	9.70%
Yield on loans receivable (1)	11.23%	10.85%	10.71%	10.84%	10.85%	11.04%	10.42%
Cost of funds (1)	3.60%	3.52%	3.39%	3.18%	2.77%	3.56%	2.49%
Cost of deposits (1)	3.58%	3.49%	3.36%	3.14%	2.72%	3.53%	2.44%
Net interest margin (1)	7.13%	6.78%	6.61%	7.10%	7.58%	6.96%	7.37%
Noninterest expense to average assets (1)	6.14%	6.04%	5.56%	6.23%	6.11%	6.09%	5.91%
Noninterest income to average assets (1)	7.30%	9.38%	6.95%	3.81%	6.90%	8.32%	6.60%
Efficiency ratio	43.19%	37.88%	41.58%	58.36%	42.92%	40.43%	42.97%
Loans receivable to deposits (2)	93.88%	92.42%	90.05%	90.19%	96.23%	93.88%	96.23%
(1)Annualized calculations shown for periods presented.
(2)Including loans held for sale.
CCBX – BaaS Reporting Information
During the three and six months ended June 30, 2024, $60.8 million was recognized in noninterest income BaaS credit enhancements related to the establishment of a credit enhancement asset for credit losses indemnified by our strategic partners and reserved for unfunded commitments for CCBX partner loans and deposits. Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by indemnifying or reimbursing incurred losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans, unfunded commitments and negative deposit accounts. When the provision for credit losses - loans and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner legal commitment to indemnify or reimburse losses. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner or taken from the partner's cash reserve account. Agreements with our CCBX partners also provide protection to the Bank from fraud by indemnifying or reimbursing incurred fraud losses. BaaS fraud includes noncredit fraud losses on loans and deposits originated through partners. Fraud losses are recorded when incurred as losses in noninterest expense, and the enhancement received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. Many CCBX partners also pledge a cash reserve account at the Bank which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by indemnifying or reimbursing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligation then the Bank would be exposed to additional loan and deposit losses if the cash flows on the loans were not sufficient to fund the reimbursement of loan losses, as a result of this counterparty risk. If a CCBX partner does not replenish their cash reserve account the Bank may consider an alternative plan for funding the cash reserve. This may involve the possibility of adjusting the funding amounts or timelines to better align with the partner's specific situation. If a mutually agreeable funding plan is not achieved then the Bank could declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. The Bank would evaluate any remaining credit enhancement asset from the CCBX partner in the event the partner failed to determine if a write-off is appropriate. If a write-off occurs the Bank would retain the full yield and any fee income on the loan portfolio going forward, and our BaaS loan expense would decrease once default occurred and payments to the CCBX partner were stopped.
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
The following table illustrates how CCBX partner loan income and expenses are recorded in the financial statements:

Loan income and related loan expense	Three Months Ended		Six Months Ended
(dollars in thousands; unaudited)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
BaaS loan interest income	$60,203	$53,632	$114,772	$95,851
Less: BaaS loan expense	29,076	22,033	53,913	39,587
Net BaaS loan income (2)	31,127	31,599	60,859	56,264
Net BaaS loan income divided by average BaaS loans (1)(2)	9.19%	9.98%	9.31%	9.72%
Yield on loans (1)	17.77%	16.95%	17.56%	16.56%
(1)Annualized calculations shown for periods presented.
(2)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
The increased activity of CCBX partners has resulted in increases in direct fees, expenses and interest for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The following tables are a summary of the direct fees, expenses and interest components of BaaS for the periods indicated and are not inclusive of all income and expense related to BaaS.

Interest income	Three Months Ended		Six Months Ended
(dollars in thousands; unaudited)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Loan interest income	$60,203	$53,632	$114,772	$95,851
Total BaaS interest income	$60,203	$53,632	$114,772	$95,851

Interest expense	Three Months Ended		Six Months Ended
(dollars in thousands; unaudited)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
BaaS interest expense	$24,119	$17,012	$46,973	$29,436
Total BaaS interest expense	$24,119	$17,012	$46,973	$29,436

	Three Months Ended		Six Months Ended
(dollars in thousands; unaudited)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
BaaS program income:
Servicing and other BaaS fees	$1,525	$895	$2,656	$1,843
Transaction fees	1,309	1,052	2,431	1,969
Interchange fees	1,625	975	3,164	1,764
Reimbursement of expenses	1,637	1,026	2,670	1,947
BaaS program income	6,096	3,948	10,921	7,523
BaaS indemnification income:
BaaS credit enhancements	60,826	51,027	140,634	93,389
BaaS fraud enhancements	1,784	1,537	2,707	3,536
BaaS indemnification income	62,610	52,564	143,341	96,925
Total noninterest BaaS income	$68,706	$56,512	$154,262	$104,448

	Three Months Ended		Six Months Ended
(dollars in thousands; unaudited)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
BaaS loan and fraud expense:
BaaS loan expense	$29,076	$22,033	$53,913	$39,587
BaaS fraud expense	1,784	1,537	2,707	3,536
Total BaaS loan and fraud expense	$30,860	$23,570	$56,620	$43,123
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

Reconciliations of the GAAP and non-GAAP measures are presented in the following table.

	As of and for the Three Months Ended		As of and for the Six Months Ended
(dollars in thousands; unaudited)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net BaaS loan income divided by average CCBX loans:
CCBX loan yield (GAAP)(1)	17.77%	16.95%	17.56%	16.56%
Total average CCBX loans receivable	$1,362,343	$1,269,406	$1,314,099	$1,167,366
Interest and earned fee income on CCBX loans (GAAP)	60,203	53,632	114,772	95,851
BaaS loan expense	(29,076)	(22,033)	(53,913)	(39,587)
Net BaaS loan income	$31,127	$31,599	$60,859	$56,264
Net BaaS loan income divided by average CCBX loans (1)	9.19%	9.98%	9.31%	9.72%

Net interest margin, net of BaaS loan expense:
CCBX interest margin (1)	9.05%	10.41%	8.83%	10.29%
CCBX earning assets	1,972,989	1,544,628	1,918,573	1,421,418
Net interest income	44,383	40,107	84,249	72,554
Less: BaaS loan expense	(29,076)	(22,033)	(53,913)	(39,587)
Net interest income, net of BaaS loan expense	$15,307	$18,074	$30,336	$32,967
CCBX net interest margin, net of BaaS loan expense (1)	3.12%	4.69%	3.18%	4.68%
(1) Annualized calculations for periods presented.

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
The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

(unaudited)
Change in Market Interest Rates	Twelve Month Projection As of June 30, 2024	Twelve Month Projection As of December 31, 2023
Static Balance Sheet and Rate Shifts
+400 basis points	(10.7)%	(6.2)%
+300 basis points	(7.9)%	(4.6)%
+200 basis points	(5.2)%	(3.0)%
+100 basis points	(2.6)%	(1.4)%
-100 basis points	2.4%	1.1%
-200 basis points	4.6%	1.8%
-300 basis points	6.6%	2.1%
-400 basis points	8.0%	2.2%

Dynamic Balance Sheet and Rate Shifts
+400 basis points	(6.6)%	(1.3)%
+300 basis points	(4.9)%	(0.9)%
+200 basis points	(3.2)%	(0.5)%
+100 basis points	(1.6)%	(0.2)%
-100 basis points	1.4%	(0.1)%
-200 basis points	2.5%	(0.6)%
-300 basis points	3.4%	(1.5)%
-400 basis points	3.7%	(2.8)%
The results illustrate that the Company’s static balance sheet remains liability sensitive, however, the dynamic balance sheet is slightly more neutral to rate shifts. As the Company’s composition has shifted over time due to the growth of the CCBX segment to more variable/adjustable in nature, our interest rate risk profile has been mitigated, reducing variability in both rising and falling rate environments, as the community bank and CCBX segments work to offset one another. The community bank segment remains asset sensitive and generally performs better in an increasing interest rate environment. For the community bank, the drivers are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, offering rates on these community bank deposits change more slowly than changes in short-term market rates. For the CCBX segment, the offering rates on the loan portfolio are modeled using partner contractual net yields which mostly adjust with market shifts. For this CCBX portfolio, the offering rates on approximately 70% of loans and the majority of deposits nearly fully reprice with changes in market rates. During 2023, one of the material CCBX lending partners contractual yields converted to a fixed rate product, continuing to reduce the overall variability in the Company’s balance sheet. As of June 30, 2024, the Company’s overall funding mix continues to be more heavily weighted towards the CCBX deposits which are primarily variable rate deposits aiding with the neutrality of the balance sheet and the overall shift to liability sensitive. The assumptions incorporated into the simulation model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact that fluctuations in market interest rates have on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions, the shape of the interest yield curve, and the application and timing of various assumptions and strategies.

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
Change in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting occurred during the six months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.
Item 1A. Risk Factors
For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which are incorporated by reference herein. As of June 30, 2024, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2024.
The Company did not repurchase any of its equity securities during the six months ended June 30, 2024 and does not have any authorized share repurchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On June 12, 2024, Eric M. Sprink, the Company’s Chief Executive Officer, adopted a “Rule 10b5-1 trading arrangement” for the potential sale of up to 163,436 shares of common stock, subject to certain conditions. The arrangement will terminate on the earlier of (a) June 12, 2025 or (b) the 5th business day after Mr. Sprink or the broker notifies the other in writing that it shall terminate. No other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter months ended June 30, 2024, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	August 7, 2024	By:	/s/ Eric M. Sprink
Eric M. Sprink
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 7, 2024	By:	/s/ Joel G. Edwards
Joel G. Edwards
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)