Form 10-Q
period 2024-09-30
COASTAL FINANCIAL CORP
filed 2024-11-08
CIK 1437958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2024, there were 13,544,428 shares of the issuer’s common stock outstanding.

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
Factors that may affect our results are disclosed in “Item 1A. Risk Factors” in Part II of this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K”). Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the difficult market conditions and unfavorable economic conditions and uncertainties in the markets in which we operate and in which our loans are concentrated, including declines in housing markets as a result of global macroeconomic and geopolitical events, an increase in unemployment levels and slowdowns in economic growth; our expected future financial results; our ability to successfully execute on our strategy for our CCBX segment, CCBX partnerships and our efforts to optimize and strengthen our CCBX balance sheet; the overall health of the local and national real estate market; the impacts related to or resulting from bank failures and mergers and other economic and industry volatility, including potential increased regulatory requirements and costs and potential impacts to macroeconomic conditions; the credit risk associated with our loan portfolio, our level of nonperforming assets and the costs associated with resolving problem loans; business and economic conditions generally and in the financial services industry, nationally and within our market area, particularly in the markets in which we operate and in which our loans are concentrated; the impact on the Company’s operations due to epidemic illnesses, natural or man-made disasters, such as earthquakes, tsunamis, wildfires and flooding, the effects of regional or national civil unrest, wars and acts of terrorism, and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions; our ability to maintain an adequate level of allowance for credit losses; our ability to successfully manage liquidity risk; our ability to implement our growth strategy and manage costs effectively; the composition of our senior leadership team and our ability to attract and retain key personnel; our ability to raise additional capital to implement our business plan; changes in market interest rates and impacts of such changes on our profits and business; the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; interruptions involving our information technology and telecommunications systems or third-party servicers; our ability to maintain our reputation; increased competition in the financial services industry; regulatory guidance on commercial lending concentrations; our relationship with broker-dealers and digital financial service providers; the effectiveness of our risk management framework; the costs and obligations associated with being a publicly traded company and other unanticipated costs that we may experience; the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject; the extensive regulatory framework that applies to us; the impact of recent and future legislative and regulatory changes and economic stimulus programs; and other changes in banking, securities and tax laws and regulations, and their application by our regulators; the impact on our operations due to epidemic illnesses, natural or man-made disasters, such as wildfires, the effects of regional or national civil unrest, and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions; fluctuations in the value of the securities held in our securities portfolio; governmental monetary and fiscal policies; material weaknesses in our internal control over financial reporting; and our success at managing the risks involved in the foregoing items.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands)

ASSETS
	September 30, 2024	December 31, 2023
Cash and due from banks	$45,327	$31,345
Interest earning deposits with other banks (restricted cash of $0 at September 30, 2024 and December 31, 2023)	438,699	451,783
Investment securities, available for sale, at fair value	38	99,504
Investment securities, held to maturity, at amortized cost	48,582	50,860
Other investments	10,757	10,227
Loans held for sale	7,565	—
Loans receivable	3,418,832	3,026,092
Allowance for credit losses	(170,263)	(116,958)
Total loans receivable, net	3,248,569	2,909,134
CCBX credit enhancement asset	167,251	107,921
CCBX receivable	16,060	9,088
Premises and equipment, net	25,833	22,090
Lease right-of-use assets	5,427	5,932
Accrued interest receivable	23,664	26,819
Bank-owned life insurance, net	13,255	12,870
Deferred tax asset, net	3,083	3,806
Other assets	11,711	11,987
Total assets	$4,065,821	$3,753,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$3,627,288	$3,360,363
Subordinated debt, net
Principal amount $45,000 (less unamortized debt issuance costs of $744 and $856) at September 30, 2024 and December 31, 2023, respectively	44,256	44,144
Junior subordinated debentures, net
Principal amount $3,609 (less unamortized debt issuance costs of $18 at September 30, 2024 and December 31, 2023)	3,591	3,590
Deferred compensation	369	479
Accrued interest payable	1,070	892
Lease liabilities	5,609	6,124
CCBX payable	39,188	33,651
Other liabilities	12,520	9,145
Total liabilities	3,733,891	3,458,388
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at September 30, 2024 and December 31, 2023; issued and outstanding: zero shares at September 30, 2024 and December 31, 2023	—	—
Common stock, no par value:
Authorized: 300,000,000 shares at September 30, 2024 and December 31, 2023; 13,543,282 shares at September 30, 2024 issued and outstanding and 13,304,339 shares at December 31, 2023 issued and outstanding	134,769	130,136
Retained earnings	197,162	165,311
Accumulated other comprehensive loss, net of tax	(1)	(469)
Total shareholders’ equity	331,930	294,978
Total liabilities and shareholders’ equity	$4,065,821	$3,753,366
See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$99,590	$83,652	$275,155	$230,282
Interest on interest earning deposits with other banks	4,781	3,884	15,244	9,659
Interest on investment securities	675	766	2,395	1,972
Dividends on other investments	33	29	244	215
Total interest income	105,079	88,331	293,038	242,128
INTEREST EXPENSE
Interest on deposits	32,083	25,451	91,528	61,084
Interest on borrowed funds	809	651	2,150	1,974
Total interest expense	32,892	26,102	93,678	63,058
Net interest income	72,187	62,229	199,360	179,070
PROVISION FOR CREDIT LOSSES	70,257	27,253	215,740	123,203
Net interest income/(expense) after provision for credit losses	1,930	34,976	(16,380)	55,867
NONINTEREST INCOME
Deposit service charges and fees	952	998	2,806	2,897
Loan referral fees	—	1	168	683
Gain on sales of loans, net	—	107	—	253
Unrealized gain (loss) on equity securities, net	2	5	26	199
Other income	486	291	1,051	824
Noninterest income, excluding BaaS program income and BaaS indemnification income	1,440	1,402	4,051	4,856
Servicing and other BaaS fees	1,044	997	3,700	2,840
Transaction fees	1,696	1,036	4,127	3,005
Interchange fees	1,853	1,216	5,017	2,980
Reimbursement of expenses	1,843	1,152	4,513	3,099
BaaS program income	6,436	4,401	17,357	11,924
BaaS credit enhancements	70,108	25,926	210,742	119,315
BaaS fraud enhancements	2,084	2,850	4,791	6,386
BaaS indemnification income	72,192	28,776	215,533	125,701
Total noninterest income	80,068	34,579	236,941	142,481
NONINTEREST EXPENSE
Salaries and employee benefits	17,101	18,087	52,090	49,971
Occupancy	1,750	1,224	4,954	3,586
Data processing and software licenses	3,511	2,366	9,327	6,178
Legal and professional expenses	3,597	4,447	10,900	12,154
Point of sale expense	1,351	1,068	3,072	2,635
Excise taxes	762	541	376	1,527
Federal Deposit Insurance Corporation ("FDIC") assessments	740	694	2,113	1,859
Director and staff expenses	559	529	1,429	1,674
Marketing	67	169	134	379
Other expense	1,482	1,523	4,732	4,135
Noninterest expense, excluding BaaS loan and BaaS fraud expense	30,920	30,648	89,127	84,098
BaaS loan expense	32,612	23,003	86,525	62,590
BaaS fraud expense	2,084	2,850	4,791	6,386
BaaS loan and fraud expense	34,696	25,853	91,316	68,976
Total noninterest expense	65,616	56,501	180,443	153,074
Income before provision for income taxes	16,382	13,054	40,118	45,274
PROVISION FOR INCOME TAXES	2,926	2,784	8,266	9,707

NET INCOME	$13,456	$10,270	$31,852	$35,567
Basic earnings per common share	$1.00	$0.77	$2.38	$2.68
Diluted earnings per common share	$0.97	$0.75	$2.32	$2.61
Weighted average number of common shares outstanding:
Basic	13,447,066	13,285,974	13,400,414	13,253,184
Diluted	13,822,270	13,675,833	13,745,313	13,627,939
See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET INCOME	$13,456	$10,270	$31,852	$35,567
OTHER COMPREHENSIVE INCOME (LOSS), before tax
Securities available-for-sale
Unrealized holding income during the period	2	766	536	1,607
Income tax expense related to unrealized holding gain/loss	(1)	(177)	(69)	(366)
OTHER COMPREHENSIVE INCOME, net of tax	1	589	467	1,241
COMPREHENSIVE INCOME	$13,457	$10,859	$32,319	$36,808
See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands)

	Shares of Common Stock		Amount of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, June 30, 2023	13,300,809		$128,315	$146,029	$(1,682)	$272,662
Net income	—		—	10,270	—	10,270
Issuance of restricted stock awards	—		—	—	—	—
Vesting of restricted stock units	—		—	—	—	—
Exercise of stock options	1,640		11	—	—	11
Stock-based compensation	—		918	—	—	918
Other comprehensive loss, net of tax	—		—	—	589	589
BALANCE, September 30, 2023	13,302,449		$129,244	$156,299	$(1,093)	$284,450

BALANCE, December 31, 2022	13,161,147		$125,830	$119,998	$(2,334)	$243,494
Net income	—		—	35,567	—	35,567
Adjustment to retained earnings; adoption of ASU 2016- 13	—	0	—	734	—	734
Issuance of restricted stock awards	13,538		—	—	—	—
Vesting of restricted stock units	46,020		—	—	—	—
Exercise of stock options	81,744		600	—	—	600
Stock-based compensation	—		2,814	—	—	2,814
Other comprehensive loss, net of tax	—		—	—	1,241	1,241
BALANCE, September 30, 2023	13,302,449		$129,244	$156,299	$(1,093)	$284,450

BALANCE, June 30, 2024	13,453,805		$132,989	$183,706	$(2)	$316,693
Net income	—		—	13,456	—	13,456
Vesting of restricted stock units	1,728		—	—	—	—
Exercise of stock options	87,749		699	—	—	699
Stock-based compensation	—		1,081	—	—	1,081
Other comprehensive income, net of tax	—		—	—	1	1
BALANCE, September 30, 2024	13,543,282		$134,769	$197,162	$(1)	$331,930

BALANCE, December 31, 2023	13,304,339		$130,136	$165,310	$(468)	$294,978
Net income	—		—	31,852	—	31,852
Issuance of restricted stock awards	16,698		—	—	—	—
Vesting of restricted stock units	66,806		—	—	—	—
Exercise of stock options	155,439		1,273	—	—	1,273
Stock-based compensation	—		3,360	—	—	3,360
Other comprehensive income, net of tax	—		—	—	467	467
BALANCE, September 30, 2024	13,543,282		$134,769	$197,162	$(1)	$331,930

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,852	$35,567
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	215,740	123,299
Depreciation and amortization	3,123	1,563
Loss on disposition of fixed assets	—	23
Increase in operating lease right-of-use assets	627	639
Increase in operating lease liabilities	(637)	(660)
Gain on sales of loans	—	(253)
Net amortization (accretion) on investment securities	4	(19)
Unrealized holding (gain) loss on equity investment	(26)	(199)
Stock-based compensation	3,360	2,814
Increase in bank-owned life insurance value	(367)	(285)
Deferred tax benefit (expense)	654	13,468
Net change in CCBX receivable	(6,972)	(207)
Net change in CCBX credit enhancement asset	(59,330)	(34,025)
Net change in CCBX payable	5,537	17,810
Net change in other assets and liabilities	4,248	(13,299)
Total adjustments	165,961	110,669
Net cash provided by operating activities	197,813	146,236
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities held for investment	—	(41,649)
Change in other investments, net	(504)	(1,144)
Principal paydowns of investment securities available-for-sale	6	6
Principal paydowns of investment securities held-to-maturity	2,270	133
Maturities and calls of investment securities available-for-sale	100,000	—
Purchase of bank owned life insurance	(18)	(18)
Proceeds from sales of loans held for sale	679,352	475,065
Purchase of loans	(20,705)	(91,465)
Increase in loans receivable, net	(1,218,640)	(823,221)
Purchases of premises and equipment, net	(6,873)	(3,916)
Net cash used by investing activities	(465,112)	(486,209)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, and savings	269,590	481,010
Net decrease in time deposits	(2,666)	(8,830)
Proceeds from exercise of stock options	1,273	600
Net cash provided by financing activities	268,197	472,780
NET CHANGE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	898	132,807
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	483,128	342,139
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of quarter	$484,026	$474,946
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$93,500	$62,686
Income taxes paid	7,433	5,195
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$536	$1,607
Lease liabilities arising from obtaining right-of-use assets	$122	$1,747
Non-cash investing and financing activities:
Transfer from loans to loans held for sale	$686,917	$474,812
Adjustment to retained earnings - adoption of ASU 2016-13, net of deferred tax	$—	$(734)
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
Financial statement presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting requirements and with instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2024. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the entire year.
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

Subsequent Events - The Company has evaluated events and transactions subsequent to September 30, 2024 for potential recognition or disclosure.
Reclassifications - Certain amounts reported in prior quarters' consolidated financial statements may have been reclassified to conform to the current presentation with no effect on stockholders’ equity or net income.
Note 2 - Recent accounting standards
Recent Accounting Guidance
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to provide financial statement users with more disaggregated expense information about a public entity’s reportable segments. The ASU addresses the concern that more segment information is needed, including allowing the disclosure of multiple measures of segment profit or loss, requiring the disclosure of significant segment expenses, and requiring the qualitative disclosure of other segment items. This ASU is effective for all entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.We are currently evaluating the impact of this ASU on our reporting.
Note 3 - Investment Securities
The following table summarizes the amortized cost, fair value, and allowance for credit losses and the corresponding amounts of gross unrealized gains and losses of available-for-sale securities recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses of held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands; unaudited)
September 30, 2024
Available-for-sale
U.S. Agency collateralized mortgage obligations	$40	$—	$(2)	$38	$—
Total available-for-sale securities	40	—	(2)	38	—
Held-to-maturity
U.S. Agency residential mortgage-backed securities	48,582	711	(134)	49,159	—
Total investment securities	$48,622	$711	$(136)	$49,197	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands; unaudited)
December 31, 2023
Available-for-sale
U.S. Treasury securities	$99,996	$—	$(535)	$99,461	$—
U.S. Agency collateralized mortgage obligations	45	—	(2)	43	—
Total available-for-sale securities	100,041	—	(537)	99,504	—
Held-to-maturity
U.S. Agency residential mortgage-backed securities	50,860	467	(286)	51,041	—
Total investment securities	$150,901	$467	$(823)	$150,545	$—

Accrued interest on available-for-sale securities was less than $1,000 and $718,000 at September 30, 2024 and December 31, 2023, respectively, accrued interest on held-to-maturity securities was $224,000 and $234,000 at September 30, 2024 and December 31, 2023, respectively. Accrued interest on securities is excluded from the balances in the preceding table of securities receivable, and is included in accrued interest receivable on the Company's consolidated balance sheets.
The amortized cost and fair value of debt securities at September 30, 2024, by contractual maturity, are shown below. Currently, the portfolio consists of mortgage-backed securities and collateralized mortgage obligations which are not due at a single maturity date. Expected maturities will differ from contractual maturities because issuers or the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands; unaudited)
September 30, 2024
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	40	38	48,582	49,159
	$40	$38	$48,582	$49,159
Investments in debt securities with an amortized cost of $20.4 million at September 30, 2024 and $21.8 million as of December 31, 2023, were pledged to secure public deposits and for other purposes as required or permitted by law and an additional $24.1 million and $25.0 million in securities were pledged for borrowing lines at September 30, 2024 and December 31, 2023, respectively.
During the nine months ended September 30, 2024, two securities matured, consisting of a total of $100.0 million in AFS U.S. Treasury securities. During the nine months ended September 30, 2024, no securities were purchased.
There were no sales of securities during the nine months ended September 30, 2024 or 2023.
There were seven securities with a $136,000 unrealized loss as of September 30, 2024. There were nine securities with a $823,000 unrealized loss as of December 31, 2023. The following table shows the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands; unaudited)
September 30, 2024
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$—	$38	$2	$38	$2
Total available-for-sale securities	—	—	38	2	38	2
Held-to-maturity
U.S. Agency residential mortgage-backed securities	—	—	11,212	134	11,212	134
Total investment securities	$—	$—	$11,250	$136	$11,250	$136

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands; unaudited)
December 31, 2023
Available-for-sale
U.S. Treasury securities	$—	$—	$99,461	$535	$99,461	$535
U.S. Agency collateralized mortgage obligations	—	—	43	2	43	2
Total available-for-sale securities	—	—	99,504	537	99,504	537
Held-to-maturity
U.S. Agency residential mortgage-backed securities	11,236	173	882	113	12,118	286
Total investment securities	$11,236	$173	$100,386	$650	$111,622	$823
Management has evaluated the above securities and does not believe that any individual unrealized loss as of September 30, 2024, will be recognized into income. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline in fair value is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. Management believes there is a high probability of collecting all contractual amounts due, because all of the securities in the portfolio are backed by government agencies or government sponsored enterprises. However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one year time horizon or perhaps even until maturity. Based on management's analysis no allowance for credit losses was required on these securities.
Note 4 - Loans and Allowance for Credit Losses
During the nine months ended September 30, 2024, $686.9 million in CCBX loans were transferred to loans held for sale, with $679.4 million in loans sold. The Company sells CCBX loans back to the originating partner to manage loan portfolio size by partner and by loan category, with such limits established and documented in the relevant partner agreement. There were $7.6 million loans held for sale as of September 30, 2024 and no loans held for sale as of December 31, 2023.

The composition of the loan portfolio is as follows as of the periods indicated:

	September 30,	December 31,
	2024	2023
	(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$152,161	$149,502
Real estate loans:
Construction, land and land development loans	163,051	157,100
Residential real estate loans	212,467	225,391
Commercial real estate loans	1,362,452	1,303,533
Consumer and other loans:
Other consumer and other loans	14,173	1,628
Gross Community Bank loans receivable	1,904,304	1,837,154
CCBX
Commercial and industrial loans:
Capital call lines	$103,924	$87,494
All other commercial & industrial loans	36,494	54,298
Real estate loans:
Residential real estate loans	265,402	238,035
Consumer and other loans:
Credit cards	633,691	505,837
Other consumer and other loans	482,228	310,574
Gross CCBX loans receivable	1,521,739	1,196,238
Total gross loans receivable	3,426,043	3,033,392
Net deferred origination fees and premiums	(7,211)	(7,300)
Loans receivable	$3,418,832	$3,026,092
Accrued interest on loans, which is excluded from the balances in the preceding table of loans receivable, was $22.8 million and $25.6 million at September 30, 2024 and December 31, 2023, respectively, and was included in accrued interest receivable on the Company's consolidated balance sheets.
Included in commercial and industrial loans as of September 30, 2024 and December 31, 2023, is $103.9 million and $87.5 million, respectively in capital call lines, provided to venture capital firms through one of our BaaS clients. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our BaaS client and the underwriting is reviewed by the Bank on every line/loan. Also included in commercial and industrial loans are Paycheck Protection Program (“PPP”) loans of $2.5 million at September 30, 2024 and $3.0 million at December 31, 2023. PPP loans are 100% guaranteed by the Small Business Administration (“SBA”).
Consumer and other loans includes overdrafts of $9.1 million and $2.8 million at September 30, 2024 and December 31, 2023, respectively. Community bank overdrafts were $6,000 and $255,000 at September 30, 2024 and December 31, 2023, respectively and CCBX overdrafts were $9.1 million and $2.5 million at September 30, 2024 and December 31, 2023.
The Company has pledged loans totaling $944.2 million at September 30, 2024 and $982.2 million at December 31, 2023, for borrowing lines at the FHLB and FRB. Loans are pledged to increase and maintain the borrowing capacity of the Bank in the event of a liquidity crisis.
The balance of SBA and United States Department of Agriculture ("USDA") loans and participations sold and serviced for others totaled $4.5 million and $8.7 million at September 30, 2024 and December 31, 2023, respectively.
The gross balance of Main Street Lending Program (“MSLP”) loans participated and serviced for others, totaled $51.4 million at September 30, 2024 and $53.4 million at December 31, 2023, with $2.7 million in MSLP loans on the balance sheet and included in commercial and industrial loans at September 30, 2024 compared to $2.8 million at December 31, 2023. Servicing is retained on the gross balance.
The Company, through the community bank, at times purchases individual loans at fair value as of the acquisition date. The Company held purchased loans with remaining balances that totaled $6.2 million and $8.1 million as of September 30, 2024 and December 31, 2023, respectively. Unamortized premiums on these loans totaled $118,000 and $154,000 as of September 30, 2024 and December 31, 2023, respectively, and are amortized into interest income over the life of the loans.
The Company, through the community bank, has purchased participation loans with remaining balances totaling $26.2 million and $53.5 million as of September 30, 2024 and December 31, 2023, respectively. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan and underwritten to the Bank's credit standards.
The Company, through the community bank, purchased loans from CCBX partners, at par, through agreements with those CCBX partners, and those loans had a remaining balance of $64.9 million as of September 30, 2024 and $46.5 million as of December 31, 2023. As of September 30, 2024, $61.1 million is included in consumer and other loans and $3.7 million is included in commercial and industrial loans, compared to $40.2 million in consumer and other loans and $6.3 million in commercial and industrial loans as of December 31, 2023.
The following is a summary of the Company’s loan portfolio segments:
Commercial and industrial loans – Commercial and industrial loans are secured by business assets including inventory, receivables and machinery and equipment of businesses located generally in the Company’s primary market area and capital calls on venture and investment funds. Also included in commercial and industrial loans are $36.5 million in unsecured CCBX partner loans. Loan types include revolving lines of credit, term loans, PPP loans, and loans secured by liquid collateral such as cash deposits or marketable securities. Also included in commercial and industrial loans are loans to other financial institutions. Additionally, the Company issues letters of credit on behalf of its customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.
As of September 30, 2024, $103.9 million in outstanding CCBX capital call lines are included in commercial and industrial loans compared to $87.5 million at December 31, 2023. Capital call lines are provided to venture capital firms. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our CCBX partner and the underwriting is reviewed by the Bank on every line/loan.
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
As of September 30, 2024, $265.4 million in loans originated through CCBX partners are included in residential real estate loans, compared to $238.0 million at December 31, 2023. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card. Home equity lines of credit are classified as residential real estate per regulatory guidelines.
Commercial real estate (includes owner occupied and nonowner occupied) loans – Commercial real estate loans include various types of loans for which the Company holds real property as collateral. We have commercial mortgage loans totaling $388.7 million that are collateralized by owner-occupied real-estate and $574.2 million that are collateralized by non-owner-occupied real estate, as well as $389.0 million of multi-family residential loans and $10.7 million of farmland loans, as of September 30, 2024. The primary risks of commercial real estate loans include the borrower’s inability to pay, material decreases in the value of the collateralized real estate and significant increases in interest rates, which may make the real estate loan unprofitable. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.
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
As of September 30, 2024, $1.12 billion in CCBX loans are included in consumer and other loans compared to $816.4 million at December 31, 2023. Not included in this category is $265.4 million and $238.0 million as of September 30, 2024 and December 31, 2023, respectively, in home equity lines of credit that are secured by residential real estate and are accessed by using a credit card. These credit card accessed home equity lines of credit are classified as residential real estate per regulatory guidelines.

Past Due and Nonaccrual Loans
The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
September 30, 2024
Community Bank
Commercial and industrial loans	$271	$—	$271	$151,890	$152,161	$—
Real estate loans:
Construction, land and land development	—	—	—	163,051	163,051	—
Residential real estate	—	45	45	212,422	212,467	—
Commercial real estate	—	831	831	1,361,621	1,362,452	—
Consumer and other loans	2	—	2	14,171	14,173	—
Total community bank	$273	$876	$1,149	$1,903,155	$1,904,304	$—
CCBX
Commercial and industrial loans:
Capital call lines	$—	$—	$—	$103,924	$103,924	$—
All other commercial & industrial loans	2,496	1,593	4,089	32,405	36,494	1,566
Real estate loans:
Residential real estate loans	3,648	3,025	6,673	$258,729	$265,402	3,025
Consumer and other loans:
Credit cards	30,476	37,269	67,745	$565,946	$633,691	34,562
Other consumer and other loans	21,534	6,412	27,946	454,282	482,228	6,111
Total CCBX	$58,154	$48,299	$106,453	$1,415,286	$1,521,739	$45,264
Total Consolidated	$58,427	$49,175	$107,602	$3,318,441	3,426,043	$45,264
Less net deferred origination fees and premiums					(7,211)
Loans receivable					$3,418,832

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
December 31, 2023
Community Bank
Commercial and industrial loans	$—	$—	$—	$149,502	$149,502	$—
Real estate loans:
Construction, land and land development	—	—	—	157,100	157,100	—
Residential real estate	44	—	44	225,347	225,391	—
Commercial real estate	—	7,145	7,145	1,296,388	1,303,533	—
Consumer and other loans	2	—	2	1,626	1,628	—
Total community bank	$46	$7,145	$7,191	$1,829,963	$1,837,154	$—
CCBX
Commercial and industrial loans:
Capital call lines	$—	$—	$—	$87,494	$87,494	$—
All other commercial & industrial loans	3,433	2,086	5,519	48,779	54,298	2,086
Real estate loans:
Residential real estate loans	3,198	1,115	4,313	$233,722	$238,035	$1,115
Consumer and other loans:
Credit cards	28,383	34,835	63,218	$442,619	$505,837	$34,835
Other consumer and other loans	29,645	8,488	38,133	$272,441	$310,574	$8,488
Total CCBX	64,659	46,524	111,183	1,085,055	1,196,238	46,524
Total Consolidated	64,705	53,669	118,374	2,915,018	3,033,392	46,524
Less net deferred origination fees and premiums					(7,300)
Loans receivable					$3,026,092
There were $45.3 million in CCBX loans past due 90 days or more and still accruing interest as of September 30, 2024, and $46.5 million as of December 31, 2023. This is attributed to loans originated through CCBX lending partners which continue to accrue interest up to 180 days past due. As of September 30, 2024 and December 31, 2023, $44.0 million and $44.3 million, respectively of loans past due 90 days or more and still accruing interest are covered by credit enhancements provided by our CCBX partners that protect the Bank against losses.
The accrual of interest on community bank loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are 90 days past due as to either principal or interest, unless they are well secured and in the process of collection.  Installment/closed-end, and revolving/open-end consumer loans originated through CCBX lending partners typically continue to accrue interest until 120 and 180 days past due, respectively and an allowance is recorded through provision expense for these expected losses. Some CCBX partners have instituted a collection practice that places certain loans on nonaccrual status to improve collectibility. As of September 30, 2024, $17.0 million of these nonaccrual CCBX loans were less than 90 days past due. For installment/closed-end and revolving/open-end consumer loans originated through CCBX lending partners with balances outstanding beyond 120 days and 180 days past due, respectively, principal and capitalized interest outstanding is charged off against the allowance and accrued interest outstanding is reversed against interest income. These consumer loans are reported as nonperforming/substandard, 90 days or more days past due and still accruing.

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
An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	September 30,			December 31,
	2024			2023
	Total Nonaccrual	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual	Nonaccrual with No ACL
	(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$198	$—	$198	$—	$—
Real estate loans:
Residential real estate	44	44	—	170	170
Commercial real estate	831	831	—	7,145	7,145
Total Community Bank nonaccrual loans	$1,073	$875	$198	$7,315	$7,315
CCBX
Commercial and industrial loans	$333	$—	$333	$—	$—
Consumer and other loans:
Credit cards	7,987	—	7,987	—	—
Consumer and other consumer loans	11,713	—	11,713	—	—
Total CCBX nonaccrual loans	$20,033	$—	$20,033	$—	$—
Total Consolidated nonaccrual loans	$21,106	$875	$20,231	$7,315	$7,315

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
No loans were modified for community bank borrowers experiencing financial difficulty in the three and nine months ended September 30, 2024 and 2023.
The following table presents the CCBX loans at September 30, 2024 that were both experiencing financial difficulty and were modified during the twelve months prior to September 30, 2024 by class and by type of modification. The percentage of the loans that were modified to borrowers in financial distress as compared to the total CCBX loans of each class is also presented below.

	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Principal Forgiveness, Payment Delay & Term Extension	Total	Total Class of Financing Receivable
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$1,830	$—	$333	$—	$2,163	5.93%
Consumer and other loans:
Credit cards	7,991	—	12,119	—	—	20,110	3.17
Other consumer and other loans	—	6,993	—	8,559	341	15,893	3.30
Total	$7,991	$8,823	$12,119	$8,892	$341	$38,166	1.12%
The Company has committed to lend additional amounts totaling $328,000 to the borrowers included in the table above.
The performance of loans modified is monitored to understand the effectiveness of the modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$452	$147	$599
Consumer and other loans:
Credit cards	4,684	6,090	10,774
Other consumer and other loans	1,862	913	2,775
Total CCBX	$6,998	$7,150	$14,148
The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the preceding 12 months ended September 30, 2024:

	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$159	—%	0.98
Consumer and other loans:
Credit cards	4,447	14.2	n/a
Other consumer and other loans	4,594	—	1.16
Total CCBX	$9,200	14.2%	1.13
The following table presents the total of loans that had a payment default during the preceding 12 months ended September 30, 2024 and which were modified for borrowers experiencing financial difficulty in the twelve months prior to that default.

	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Principal Forgiveness, Payment Delay & Term Extension	Total
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	—	$1,159	$—	$198	$—	$1,357
Consumer and other loans:
Credit cards	4,839	—	9,095	—	—	13,934
Other consumer and other loans	—	4,619	—	4,104	102	8,825
Total	$4,839	$5,778	$9,095	$4,302	$102	$24,116
Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off against the allowance for credit losses. Therefore, the loan balance is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.
Credit Quality and Credit Risk
Federal regulations require that the Company periodically evaluate the risks inherent in its loan portfolio. In addition, the Company’s regulatory agencies have authority to identify problem loans and, if appropriate, require them to be reclassified. The Company establishes loan grades for loans at the origination of the loan. Changes to community bank loan grades are considered at the time new information about the performance of a loan becomes available, including the receipt of updated financial information from the borrower and after loan reviews. For consumer loans, the Bank follows the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification and Account Management Policy for subsequent classification in the event of payment delinquencies or default. Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement. Credit deterioration is evidenced by delinquency, direct communications with the borrower or other borrower information that becomes known to management. Credit improvements are evidenced by known facts regarding the borrower or the collateral property. The Company classifies some loans as Watch or Other Loans Especially Mentioned (“OLEM”). Loans classified as Watch are performing assets but have elements of risk that require more monitoring than other performing loans and are reported in the OLEM column in the following table. Loans classified as OLEM are assets that continue to perform but have shown deterioration in credit quality and require close monitoring. There are three classifications for problem loans: Substandard, Doubtful, and Loss. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Revolving (open-ended loans, such as credit cards) and installment (closed end) consumer loans originated through CCBX partners typically continue to accrue interest until they are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards) and are classified as substandard once they are 90 days past due. CCBX partners may place certain loans on nonaccrual status prior to achieving these past due timelines. Doubtful loans have the weaknesses of loans classified as Substandard, with additional characteristics that suggest the weaknesses make collection or recovery in full after liquidation of collateral questionable on the basis of currently existing facts, conditions, and values. There is a high possibility of loss in loans classified as Doubtful. A loan classified as Loss is considered uncollectible and of such little value that continued classification of the credit as a loan is not warranted. If a loan or a portion thereof is classified as Loss, it must be charged-off, meaning the amount of the loss is charged against the allowance for credit losses, thereby reducing that reserve.

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
	(dollars in thousands; unaudited)
As of September 30, 2024
Commercial and industrial loans
Risk rating
Pass	$7,450	$12,757	$44,470	$13,751	$8,652	$8,202	$52,199	$1,172	$148,653
Other Loan Especially Mentioned	—	—	—	—	—	—	3,310	—	3,310
Substandard	—	—	—	—	—	—	198	—	198
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - All other commercial and industrial loans	$7,450	$12,757	$44,470	$13,751	$8,652	$8,202	$55,707	$1,172	$152,161
Current period gross charge-offs	$—	$—	$—	$—	$—	$167	$—	$—	$167

Real estate loans - Construction, land and land development loans
Risk rating
Pass	$23,117	$89,408	$34,624	$11,612	$761	$2,198	$904	$—	$162,624
Other Loan Especially Mentioned	—	—	—	427	—	—	—	—	427
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Construction, land and land development loans	$23,117	$89,408	$34,624	$12,039	$761	$2,198	$904	$—	$163,051
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of September 30, 2024
Real estate loans - Residential real estate loans
Risk rating
Pass	$12,465	$31,201	$38,282	$38,310	$28,733	$33,412	$26,524	$16	$208,943
Other Loan Especially Mentioned	—	—	1,087	—	11	—	100	—	1,198
Substandard	2,281	—	—	—	—	—	45	—	2,326
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Residential real estate loans	$14,746	$31,201	$39,369	$38,310	$28,744	$33,412	$26,669	$16	$212,467
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate loans - Commercial real estate loans
Risk rating
Pass	$84,096	$275,685	$286,086	$224,753	$132,924	$321,016	$8,548	$1,672	$1,334,780
Other Loan Especially Mentioned	14,449	—	3,205	5,409	160	3,618	—	—	26,841
Substandard	—	—	—	—	831	—	—	—	831
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Commercial real estate loans	$98,545	$275,685	$289,291	$230,162	$133,915	$324,634	$8,548	$1,672	$1,362,452
Current period gross charge-offs	$—	$—	$—	$—	$—	$223	$—	$—	$223

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of September 30, 2024
Consumer and other loans - Other consumer and other loans
Risk rating
Pass	$252	$57	$9,076	$3	$657	$3,930	$198	$—	$14,173
Other Loan Especially Mentioned	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans - Other consumer and other loans	$252	$57	$9,076	$3	$657	$3,930	$198	$—	$14,173
Current period gross charge-offs	$25	$—	$—	$—	$—	$—	$—	$—	$25

Total community bank loans receivable
Risk rating
Pass	$127,380	$409,108	$412,538	$288,429	$171,727	$368,758	$88,373	$2,860	$1,869,173
Other Loan Especially Mentioned	14,449	—	4,292	5,836	171	3,618	3,410	—	31,776
Substandard	2,281	—	—	—	831	—	243	—	3,355
Doubtful	—	—	—	—	—	—	—	—	—
Total community bank loans	$144,110	$409,108	$416,830	$294,265	$172,729	$372,376	$92,026	$2,860	$1,904,304
Current period gross charge-offs	$25	$—	$—	$—	$—	$390	$—	$—	$415

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
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
	(dollars in thousands; unaudited)
As of September 30, 2024
Commercial and industrial loans - Capital call lines
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$103,924	$—	$103,924
Nonperforming	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - Capital call lines	$—	$—	$—	$—	$—	$—	$103,924	$—	$103,924
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans - All other commercial and industrial loans
Payment performance
Performing	$—	$26,555	$4,288	$5	$9	$—	$4,044	$—	$34,901
Nonperforming	—	885	186	—	—	—	522	—	1,593
Total commercial and industrial loans - All other commercial and industrial loans	$—	$27,440	$4,474	$5	$9	$—	$4,566	$—	$36,494
Current period gross charge-offs	$285	$9,446	$1,632	$2	$—	$—	$887	$—	$12,252

Real estate loans - Residential real estate loans
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$251,269	$11,108	$262,377
Nonperforming	—	—	—	—	—	—	3,025	—	3,025
Total real estate loans - Residential real estate loans	$—	$—	$—	$—	$—	$—	$254,294	$11,108	$265,402
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$3,297	$—	$3,297

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of September 30, 2024
Consumer and other loans - Credit cards
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$591,089	$53	$591,142
Nonperforming	—	—	—	—	—	—	42,549	—	42,549
Total consumer and other loans - Credit cards	$—	$—	$—	$—	$—	$—	$633,638	$53	$633,691
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$97,818	$—	$97,818

Consumer and other loans - Other consumer and other loans
Payment performance
Performing	$294,373	$129,771	$27,508	$3,282	$51	$261	$20,570	$—	$475,816
Nonperforming	1,342	3,049	1,508	256	—	47	210	—	6,412
Total consumer and other loans - Other consumer and other loans	$295,715	$132,820	$29,016	$3,538	$51	$308	$20,780	$—	$482,228
Current period gross charge-offs	$5,263	$27,138	$12,353	$3,094	$24	$254	$5,598	$—	$53,724

Total CCBX loans receivable
Payment performance
Performing	$294,373	$156,326	$31,796	$3,287	$60	$261	$970,896	$11,161	$1,468,160
Nonperforming	1,342	3,934	1,694	256	—	47	46,306	—	53,579
Total CCBX loans	$295,715	$160,260	$33,490	$3,543	$60	$308	$1,017,202	$11,161	$1,521,739
Current period gross charge-offs	$5,548	$36,584	$13,985	$3,096	$24	$254	$107,600	$—	$167,091

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
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

Allowance for Credit Losses ("ACL")
CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by reimbursing most losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans and reclassified negative deposit accounts. When the provision for CCBX credit losses and provision for unfunded commitments are recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements). Expected losses are recorded in the allowance for credit losses. The credit enhancement asset is reduced when credit enhancement payments are received from the CCBX partner or taken from the partner's cash reserve account. CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by reimbursing the Bank for the losses. If the partner is unable to fulfill their contracted obligations then the Bank could be exposed to the loss of the reimbursement and credit enhancement income. In accordance with the program agreement for one CCBX partner, the Company was responsible for credit losses on approximately 5% of a $400.8 million portfolio, or $19.8 million in loans that are without credit enhancement reimbursements as of September 30, 2024. Prior to April 1, 2024, the Company was responsible for 10% of the credit losses on this portfolio.

The following tables summarize the allocation of the ACL, as well as the activity in the ACL attributed to various segments in the loan portfolio, as of and for the three and nine months ended September 30, 2024 and for the three and nine months ended September 30, 2023:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands; unaudited)
Three Months Ended September 30, 2024
ACL balance, June 30, 2024	$12,103	$6,110	$15,532	$7,319	$106,850	$—	$147,914
Provision for credit losses or (recapture)	1,804	(2,558)	(1,580)	1,994	71,925	—	71,585
	13,907	3,552	13,952	9,313	178,775	—	219,499
Loans charged-off	(3,852)	—	(1,290)	(223)	(47,940)	—	(53,305)
Recoveries of loans previously charged-off	390	—	3	—	3,676	—	4,069
Net charge-offs	(3,462)	—	(1,287)	(223)	(44,264)	—	(49,236)
ACL balance, September 30, 2024	$10,445	$3,552	$12,665	$9,090	$134,511	$—	$170,263

Nine Months Ended September 30, 2024
ALLL balance, December 31, 2023	$8,877	$6,386	$13,049	$7,441	$81,205	$—	$116,958
Provision for credit losses or (recapture)	13,183	(2,834)	2,906	1,872	197,866	—	212,993
	22,060	3,552	15,955	9,313	279,071	—	329,951
Loans charged-off	(12,419)	—	(3,297)	(223)	(151,567)	—	(167,506)
Recoveries of loans previously charged-off	804	—	7	—	7,007	—	7,818
Net charge-offs	(11,615)	—	(3,290)	(223)	(144,560)	—	(159,688)
ACL balance, September 30, 2024	$10,445	$3,552	$12,665	$9,090	$134,511	$—	$170,263

Three Months Ended September 30, 2023
ACL balance, June 30, 2023	$9,551	$6,539	$8,849	$6,952	$78,871	$—	$110,762
Provision for credit losses or (recapture)	2,771	132	3,517	456	20,281	—	27,157
	12,322	6,671	12,366	7,408	99,152	—	137,919
Loans charged-off	(2,328)	—	(1,476)	—	(34,075)	—	(37,879)
Recoveries of loans previously charged-off	1	—	2	—	1,042	—	1,045
Net (charge-offs) recoveries	(2,327)	—	(1,474)	—	(33,033)	—	(36,834)
ACL Balance, September 30, 2023	$9,995	$6,671	$10,892	$7,408	$66,119	$—	$101,085

Nine Months Ended September 30, 2023
ACL Balance, December 31, 2022	$4,831	$7,425	$4,142	$5,470	$50,996	$1,165	$74,029
Impact of adopting CECL (ASC 326)	1,428	(1,589)	1,623	1,240	2,315	(1,165)	3,852
Provision for credit losses or (recapture)	7,247	835	8,283	698	106,236	—	123,299
	13,506	6,671	14,048	7,408	159,547	—	201,180
Loans charged-off	(3,515)	—	(3,158)	—	(97,672)	—	(104,345)
Recoveries of loans previously charged-off	4	—	2	—	4,244	—	4,250
Net charge-offs	(3,511)	—	(3,156)	—	(93,428)	—	(100,095)
ALLL Balance, September 30, 2023	$9,995	$6,671	$10,892	$7,408	$66,119	$—	$101,085

There was a recapture of unfunded commitments of $1.3 million and a provision of $2.7 million respectively, for the three and nine months ended September 30, 2024. There was a provision for unfunded commitments of $96,000 and a recapture $96,000 respectively, for the three and nine months ended September 30, 2023.
The following table presents the collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of the dates indicated:

	Real Estate	Business Assets	Total	ACL
	(dollars in thousands; unaudited)
September 30, 2024
Commercial and industrial loans	$—	$198	$198	$140
Real estate loans:
Residential real estate	$44	$—	$44	$—
Commercial real estate	831	—	831	—
Total	$875	$198	$1,073	$140

	Real Estate	Total	ACL
	(dollars in thousands; unaudited)
December 31, 2023
Real estate loans:
Residential real estate	$170	$170	$—
Commercial real estate	7,145	7,145	—
Total	$7,315	$7,315	$—
Note 5 - Deposits
The composition of consolidated deposits consisted of the following at the periods indicated:

	September 30, 2024	December 31, 2023
	(dollars in thousands; unaudited)
Demand, noninterest bearing	$579,427	$625,202
Interest bearing demand and money market	2,543,966	2,640,240
Savings	67,476	76,562
Total core deposits	3,190,869	3,342,004
Other deposits	420,727	1
Time deposits less than $250,000	11,637	13,917
Time deposits $250,000 and over	4,055	4,441
Total deposits	$3,627,288	$3,360,363
The following table presents the maturity distribution of time deposits as of September 30, 2024:

(dollars in thousands; unaudited)	As of September 30, 2024
Twelve months	$11,902
One to two years	2,451
Two to three years	414
Three to four years	703
Four to five years	222
$15,692

Included in other deposits is $384.3 million in IntraFi network interest bearing demand and money market sweep accounts as of September 30, 2024, which provides our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.
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
The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating and finance lease liabilities. The weighted average discount rate as of September 30, 2024 was 3.99% for operating leases and 4.75% for finance leases and is based off the discount rate at the time the lease is originated or renewed.
The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantees.
Leases with terms of 12 months or less are not included in ROU assets and lease liabilities recorded in the Company’s consolidated balance sheet. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis. At September 30, 2024, lease expiration dates ranged from 2 months to 20.4 years, with additional renewal options on certain leases typically ranging from 0 to 10 years. At September 30, 2024, the weighted average remaining lease term inclusive of renewal options that the Company is reasonably certain to renew for the Company’s operating leases was 8.6 years. The weighted average remaining lease term for the Company's finance lease was 2.0 years.
Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $317,000 and $913,000 for the three and nine months ended September 30, 2024, respectively, and $292,000 and $933,000 for the three and nine months ended September 30, 2023, respectively. Variable lease components, such as inflation adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.
Amortization expense for finance leases is recognized on a straight-line basis over the lease term and amounted to $8,000 and $34,000 for the three and nine months ended September 30, 2024, respectively. Interest on finance leases was $1,000 and $4,000 for the three and nine months ended September 30, 2024, respectively. This is a new lease for 2024, so there was no amortization or interest expense for the three and nine months ended September 30, 2023.
The following table presents the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew, at September 30, 2024:

	Operating	Finance
(dollars in thousands; unaudited)	September 30, 2024	September 30, 2024

October 1 to December 31, 2024	$257	$9
2025	977	36
2026	977	27
2027	913	—
2028	692	—
2029 and thereafter	2,763	—
Total lease payments	6,579	72
Less: amounts representing interest	1,038	4
Present value of lease liabilities	$5,541	$68

The following table presents the components of total lease expense, including finance lease costs and operating cash flows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(dollars in thousands; unaudited)
Lease expense:
Operating lease expense (1)	$255	$251	$766	$819
Variable lease expense	85	69	276	173
Finance lease cost
Right-of-use amortization (2)	8	—	34	—
Interest expense (3)	1	—	4	—
Total lease expense	$349	$320	$1,080	$992
Cash paid:
Cash paid from operating leases	$344	$320	$1,052	$1,013
Cash paid from finance leases	$9	$—	$39	$—
(1)Included in net occupancy expense and in the Condensed Consolidated Statements of Income (unaudited).
(2)Included in other expense in the Condensed Consolidated Statements of Income (unaudited).
(3)Included in interest on borrowed funds Condensed Consolidated Statements of Income (unaudited).
Note 7 - Stock-Based Compensation
Stock Options and Restricted Stock
The 2018 Coastal Financial Corporation Omnibus Plan (the "2018 Plan") authorizes the Company to grant awards, including but not limited to, stock options, restricted stock units, and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. On May 24, 2021, the Company’s shareholders approved the First Amendment to the 2018 Plan, which increased the authorized plan shares by 600,000. The 2018 Plan replaced the 2006 Plan for new awards. Existing awards will vest under the terms granted and no further awards will be granted under these prior plans. Shares available to be granted under the 2018 plan were 249,028 at September 30, 2024.
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
There were no new stock options granted in the nine months ended September 30, 2024 and 2023.

A summary of stock option activity under the 2018 Plan and 2006 Plan during the nine months ended September 30, 2024:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts; unaudited)
Outstanding at December 31, 2023	354,969	$9.11	3.3	$12,531
Granted	—	—
Exercised	(155,439)	8.18		$7,120
Expired	(20)	14.91
Forfeited	(1,140)	9.67
Outstanding at September 30, 2024	198,370	$9.83	3.1	$8,760
Vested or expected to vest at September 30, 2024	198,370	$9.83	3.1	$8,760
Exercisable at September 30, 2024	80,921	$9.74	2.9	$3,580
The total intrinsic value (which is the amount by which the stock price at the date of exercise exceeds the exercise price) of options exercised during the three and nine months ended September 30, 2024 was $3.8 million and $5.9 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2023 was $59,000 and $2.4 million, respectively.
As of September 30, 2024, there was $572,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan and 2006 Plan. Total unrecognized compensation costs are adjusted for unvested forfeitures. The Company expects to recognize that cost over a remaining weighted-average period of approximately 3.1 years. Compensation expense recorded related to stock options was $49,000 and $226,000 respectively, for the three and nine months ended September 30, 2024 and $61,000 and $261,000 respectively, for the three and nine months ended September 30, 2023.
Restricted Stock Units
In the first quarter of 2024, the Company granted 76,473 restricted stock units ("RSUs") under the 2018 Plan to employees, which vest ratably over 4 years and 3,174 RSUs to employees which vest ratably over 5 years.
No new RSUs were granted in the second quarter of 2024.
In the three months ended September 30, 2024, the Company granted 572 RSUs to employees which vest ratably over 3 years, 3,361 RSUs to employees which vest ratably over 5 years and 25,000 RSUs which vest ratably over 43 months, with 16.28% vesting on April 30, 2025, and 2.3256% vesting each month thereafter. Additionally, the Company granted 60,000 performance-based restricted stock units ("PSUs") under the 2018 Plan to an employee, that are eligible to vest on the first day of each month beginning on October 1, 2024 until April 30, 2028, subject to continuous employment with the Company and the achievement of certain stock price conditions, and 15,000 PSUs that are eligible to vest on April 30, 2028, subject to continuous employment with the Company and the achievement of specified performance goals.
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
As of September 30, 2024, there was $13.1 million of total unrecognized compensation cost related to nonvested RSUs. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 4.1 years. Compensation expense recorded related to RSUs was $846,000 and $2.7 million respectively, for the three and nine months ended September 30, 2024 and $735,000 and $2.2 million respectively, for the three and nine months ended September 30, 2023.
A summary of the Company’s nonvested RSUs at September 30, 2024 and changes during the nine month period is presented below:

Nonvested shares - RSUs	Number of Shares	Weighted- Average Grant Date Fair Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2023	409,271	$31.22
Granted	183,580	$38.08
Forfeited or expired	(15,242)	$36.21
Vested	(66,806)	$33.61
Nonvested shares at September 30, 2024	510,803	$33.22
Restricted Stock Awards
Employees
There were no new restricted stock awards granted in the nine months ended September 30, 2024. The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.
As of September 30, 2024, there was $30,000 of total unrecognized compensation cost related to nonvested restricted stock awards. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 3.3 years. Compensation expense recorded related to restricted stock awards was $2,000 and $7,000 respectively, for the three and nine months ended September 30, 2024 and $2,000 and $7,000 respectively, for the three and nine months ended September 30, 2023.
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
As of September 30, 2024, there was $481,000 of total unrecognized compensation expense related to director restricted stock awards which the Company expects to recognize over the remaining average vesting period of approximately 0.7 years. Director compensation expense recorded related to the 2018 Plan totaled $184,000 and $442,000, respectively, for the three and nine months ended September 30, 2024 and $120,000 and $312,000 respectively, for the three and nine months ended September 30, 2023.

A summary of the Company’s nonvested shares at September 30, 2024 and changes during the nine-month period is presented below:

Nonvested shares - RSAs	Number of Shares	Weighted- Average Grant Date Fair Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2023	16,038	$32.41
Granted	16,698	$43.66
Forfeited	—	$—
Vested	(14,038)	$34.49
Nonvested shares at September 30, 2024	18,698	$40.90
Note 8 - Fair Value Measurements
The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	September 30, 2024		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$45,327	$45,327	$45,327	$—	$—
Interest earning deposits with other banks	438,699	438,699	438,699	—	—
Investment securities	48,620	49,197	—	49,197	—
Other investments	10,757	10,757	—	8,138	2,619
Loans receivable	3,418,832	3,413,386	—	—	3,413,386
Accrued interest receivable	23,664	23,664	—	23,664	—
Financial liabilities
Deposits	$3,627,288	3,626,949	$—	$3,626,949	$—
Subordinated debt	44,256	45,783	—	45,783	—
Junior subordinated debentures	3,591	3,498	—	3,498	—
Accrued interest payable	1,070	1,070	—	1,070	—

	December 31, 2023		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$31,345	$31,345	$31,345	$—	$—
Interest earning deposits with other banks	451,783	451,783	451,783	—	—
Investment securities	150,364	150,545	99,461	51,084	—
Other investments	10,227	10,227	—	7,605	2,622
Loans receivable, net	3,026,092	2,936,917	—	—	2,936,917
Accrued interest receivable	26,819	26,819	—	26,819	—
Financial liabilities
Deposits	$3,360,363	$3,359,867	$—	$3,359,867	$—
Subordinated debt	44,144	43,908	—	43,908	—
Junior subordinated debentures	3,590	3,491	—	3,491	—
Accrued interest payable	892	892	—	892	—
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

Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
September 30, 2024
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$38	$—	$38
	$—	$38	$—	$38
December 31, 2023
Available-for-sale
U.S. Treasury securities	$99,461	$—	$—	$99,461
U.S. Agency collateralized mortgage obligations	—	43	—	43
	$99,461	$43	$—	$99,504
The following methods were used to estimate the fair value of the class of financial instruments above:
Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.
Limitations: The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2024 and December 31, 2023. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
September 30, 2024
Collateral dependent loans	$—	$—	$933	$933
Equity securities	$—	$—	$2,619	$2,619
Total	$—	$—	$3,552	$3,552

December 31, 2023
Collateral dependent loans	$—	$—	$7,315	$7,315
Equity securities	—	—	2,622	2,622
Total	$—	$—	$9,937	$9,937
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
Assets measured at fair value using significant unobservable inputs (Level 3)
The following table presents the carrying value of equity securities without readily determinable fair values, as of September 30, 2024, with adjustments recorded during the periods presented for those securities with observable price changes, if applicable. These equity securities are included in other investments on the balance sheet.
•As of September 30, 2024 and December 31, 2023, we had a $2.2 million equity interest in a specialized bank technology company.
•We had a $350,000 equity interest in a technology company as of September 30, 2024 and December 31, 2023.
•We had a $47,000 and $50,000 equity interest in an additional technology company as of September 30, 2024 and December 31, 2023, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands; unaudited)	2024	2023	2024	2023
Carrying value, beginning of period	$2,622	$2,572	$2,622	$2,572
Purchases	—	—	—	—
Observable price change	(3)	—	(3)	—
Carrying value, end of period	$2,619	$2,572	$2,619	$2,572

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the date indicated:

(unaudited)	Valuation Technique	Unobservable Inputs	September 30, 2024 Weighted Average Rate	December 31, 2023 Weighted Average Rate
Collateral dependent loans	Collateral valuations	Discount to appraised value	8.4%	8.0%
Note 9 - Earnings Per Common Share
The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(dollars in thousands, except earnings per share data; unaudited)
Net Income	$13,456	$10,270	$31,852	$35,567
Basic weighted average number common shares outstanding	13,447,066	13,285,974	13,400,414	13,253,184
Dilutive effect of equity-based awards	375,204	389,859	344,899	374,755
Diluted weighted average number common shares outstanding	13,822,270	13,675,833	13,745,313	13,627,939
Basic earnings per share	$1.00	$0.77	$2.38	$2.68
Diluted earnings per share	$0.97	$0.75	$2.32	$2.61
Antidilutive stock options and restricted stock outstanding	186,470	87,000	141,537	146,912
Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings, however the difference in the two-class method was not significant.
Note 10 – Segment Reporting
As defined in ASC 280, Segment Reporting, an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on an internal performance measurement accounting system, which provides line of business results. This system uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income and expense. A primary objective of this measurement system and related internal financial reporting practices are to produce consistent results that reflect the underlying financial impact of the segments on the Company and to provide a basis of support for strategic decision making. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Based on these criteria, we have identified three segments: the community bank, CCBX, and treasury & administration. The community bank segment includes all community banking activities, with a primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides BaaS that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has 22 partners as of September 30, 2024. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments.

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables for the periods indicated:

	September 30, 2024				December 31, 2023
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Assets	(dollars in thousands; unaudited)
Cash and Due from Banks	$5,052	$11,481	$467,493	$484,026	$4,702	$9,601	$468,825	$483,128
Intrabank assets	—	557,119	(557,119)	—	—	653,178	(653,178)	—
Securities	—	—	48,620	48,620	—	—	150,364	150,364
Loans held for sale	—	7,565	—	7,565	—	—	—	—
Total loans receivable	1,897,540	1,521,292	—	3,418,832	1,830,154	1,195,938	—	3,026,092
Allowance for credit losses	(20,132)	(150,131)	—	(170,263)	(21,595)	(95,363)	—	(116,958)
All other assets	29,176	200,430	47,435	277,041	30,169	136,931	43,640	210,740
Total assets	$1,911,636	$2,147,756	$6,429	$4,065,821	$1,843,430	$1,900,285	$9,651	$3,753,366
Liabilities
Total deposits	$1,522,525	$2,104,763	$—	$3,627,288	$1,497,601	$1,862,762	$—	$3,360,363
Total borrowings	—	—	47,847	47,847	—	—	47,734	47,734
Intrabank liabilities	380,647	—	(380,647)	—	338,614	—	(338,614)	—
All other liabilities	8,464	42,993	7,299	58,756	7,215	37,523	5,553	50,291
Total liabilities	$1,911,636	$2,147,756	$(325,501)	$3,733,891	$1,843,430	$1,900,285	$(285,327)	$3,458,388

	Three months ended September 30, 2024					Three months ended September 30, 2023
	Community Bank	CCBX	Treasury & Administration		Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
	(dollars in thousands; unaudited)
INTEREST INCOME AND EXPENSE
Interest income	$31,898	$67,692	$5,489	$—	$105,079	$27,373	$56,279	$4,679	$88,331
Interest (expense) income intrabank transfer	(5,540)	6,764	(1,224)	—	—	(3,036)	5,095	(2,059)	—
Interest expense	7,264	24,819	809		32,892	5,067	20,384	651	26,102
Net interest income	19,094	49,637	3,456		72,187	19,270	40,990	1,969	62,229
Provision/(Recapture) for credit losses - loans	(519)	72,104	—		71,585	664	26,493	—	27,157
Provision for unfunded commitments	(1,248)	(80)	—		(1,328)	—	96	—	96
Net interest income/(expense) after provision for credit losses - loans and unfunded commitments	20,861	(22,387)	3,456		1,930	18,606	14,401	1,969	34,976
NONINTEREST INCOME
Deposit service charges and fees	939	13	—		952	986	12	—	998
Other income	156	1	331		488	176	107	121	404
BaaS program income	—	6,436	—		6,436	—	4,401	—	4,401
BaaS indemnification income	—	72,192	—		72,192	—	28,776	—	28,776
Noninterest income (1)	1,095	78,642	331		80,068	1,162	33,296	121	34,579
NONINTEREST EXPENSE
Salaries and employee benefits	6,130	6,990	3,981		17,101	6,241	6,859	4,987	18,087
Occupancy	873	87	790		1,750	927	96	201	1,224
Data processing and software licenses	1,348	1,160	1,003		3,511	1,329	543	494	2,366
Legal and professional expenses	28	2,039	1,530		3,597	495	3,030	922	4,447
Other expense	960	2,599	1,402		4,961	1,073	2,174	1,277	4,524
BaaS loan expense	—	32,612	—		32,612	—	23,003	—	23,003
BaaS fraud expense	—	2,084	—		2,084	—	2,850	—	2,850
Total noninterest expense	9,339	47,571	8,706		65,616	10,065	38,555	7,881	56,501
Net income/(loss) before income taxes	12,617	8,684	(4,919)		16,382	9,703	9,142	(5,791)	13,054
Income taxes	2,042	1,798	(914)		2,926	2,068	1,951	(1,235)	2,784
Net income/(loss)	$10,575	$6,886	$(4,005)		$13,456	$7,635	$7,191	$(4,556)	$10,270

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
	(dollars in thousands; unaudited)
INTEREST INCOME AND EXPENSE
Interest income	$92,692	$182,463	$17,883	$293,038	$78,151	$152,131	$11,846	$242,128
Interest income (expense) intrabank transfer	(16,975)	23,214	(6,239)	—	(6,605)	11,234	(4,629)	—
Interest expense	19,736	71,792	2,150	93,678	11,264	49,820	1,974	63,058
Net interest income	55,981	133,885	9,494	199,360	60,282	113,545	5,243	179,070
Provision/(Recapture) for credit losses - loans	(1,059)	214,052	—	212,993	1,045	122,254	—	123,299
Provision for unfunded commitments	1,224	1,523	—	2,747	(203)	107	—	(96)
Net interest income after provision for credit losses - loans and unfunded commitments	55,816	(81,690)	9,494	(16,380)	59,440	(8,816)	5,243	55,867
NONINTEREST INCOME
Deposit service charges and fees	2,770	36	—	2,806	2,862	35	—	2,897
Other income	570	72	603	1,245	1,004	434	521	1,959
BaaS program income	—	17,357	—	17,357	—	11,924	—	11,924
BaaS indemnification income	—	215,533	—	215,533	—	125,701	—	125,701
Noninterest income (1)	3,340	232,998	603	236,941	3,866	138,094	521	142,481
NONINTEREST EXPENSE
Salaries and employee benefits	18,171	21,388	12,531	52,090	18,034	18,412	13,525	49,971
Occupancy	2,653	281	2,020	4,954	2,918	257	411	3,586
Data processing and software licenses	3,441	2,983	2,903	9,327	3,202	1,667	1,309	6,178
Legal and professional expenses	78	6,458	4,364	10,900	1,563	7,630	2,961	12,154
Other expense	2,894	5,990	2,972	11,856	3,031	5,250	3,928	12,209
BaaS loan expense	—	86,525	—	86,525	—	62,590	—	62,590
BaaS fraud expense	—	4,791	—	4,791	—	6,386	—	6,386
Total noninterest expense	27,237	128,416	24,790	180,443	28,748	102,192	22,134	153,074
Net income before income taxes	31,919	22,892	(14,693)	40,118	34,558	27,086	(16,370)	45,274
Income taxes	6,176	5,452	(3,362)	8,266	7,409	5,807	(3,509)	9,707
Net Income	$25,743	$17,440	$(11,330)	$31,852	27,149	21,279	(12,861)	35,567

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a bank holding company that operates through our wholly owned subsidiaries, Coastal Community Bank (“Bank”) and Arlington Olympic LLC. We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County, which has an estimated population in 2024 of over 849,000. Our business is conducted through three reportable segments: The community bank, CCBX and treasury & administration. The community bank segment includes all community banking activities, with a primary focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has 22 partners as of September 30, 2024. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.
As of September 30, 2024, we had total assets of $4.07 billion, total loans receivable of $3.42 billion, total deposits of $3.63 billion and total shareholders’ equity of $331.9 million.
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
Third-Party Deposit Arrangements Guidance
On July 25, 2024, the Federal Reserve, FDIC, and Office of the Comptroller of the Currency released a joint statement discussing potential risks related to arrangements between banks and third parties to deliver bank deposit products and services to end users, as well as examples of effective practices for the management of those risks. Additionally, the agencies issued a request for information and comment on the nature of banks’ relationships with financial technology companies and effective risk management practices for those relationships. The agencies also indicated that they are considering whether additional steps, such as enhancements to supervisory guidance, could help ensure that banks effectively manage risks associated with these various types of arrangements. These developments suggest that the agencies are increasing their focus on third-party deposit arrangements and may expect financial institutions involved in these arrangements, such as us, to change their risk management and compliance practices, which may increase the costs of operating a BaaS business.
Recordkeeping for Custodial Accounts
On September 17, 2024, the FDIC issued a proposed rule that would impose recordkeeping and other compliance requirements on custodial deposit accounts with transactional features. Under the proposed rule, FDIC-insured banks maintaining such custodial deposit accounts would be required to maintain updated and accurate account records identifying the beneficial owners of those deposits, the balance attributable to each beneficial owner, and the ownership category in which the deposited funds are held. While we are evaluating the potential impact of the proposed rule, if the rule is finalized as proposed, it could increase the costs of operating BaaS arrangements such as the partnerships in our CCBX segment.
Financial Summary
Total loans, net of deferred fees, increased $92.4 million, or 2.8%, during the three months ended September 30, 2024 to $3.42 billion, compared to $3.33 billion at June 30, 2024. Community bank loans decreased $14.5 million, or 0.8%, and CCBX loans increased $106.9 million, or 7.6%. CCBX loan growth is net of $423.7 million in CCBX loans sold during the quarter ended September 30, 2024. We continue to monitor and manage the CCBX loan portfolio, and will continue to sell CCBX loans to the originating partner in the coming months as part of our strategy to optimize our CCBX portfolio, manage credit quality, portfolio limits and partner limits. At the same time we will be focused on increasing our efficiency and using technology to reduce future expense growth. Deposits increased $83.8 million, or 2.4% to $3.63 billion as of September 30, 2024 compared to $3.54 billion as of June 30, 2024. Our liquidity position is supported by diligent management of our liquid assets and liabilities as well as maintaining access to alternative sources of funds. As of September 30, 2024 we had $484.0 million in cash on the balance sheet and the capacity to borrow up to $656.3 million from Federal Home Loan Bank and the Federal Reserve Bank discount window. Cash on the balance sheet and borrowing capacity total $1.14 billion and represented 31.4% of total deposits and exceeded our $542.2 million in uninsured deposits as of September 30, 2024. Our AFS securities portfolio of $38,000 has a weighted average remaining maturity of just 3.3 years. Unrealized losses on the AFS securities portfolio were $2,000, or 0.001%, of shareholders' equity as of September 30, 2024.
Our CCBX segment continues to evolve, and we have 22 relationships, at varying stages, as of September 30, 2024.  We continue to refine the criteria for CCBX partnerships and are exiting relationships where it makes sense and are focusing on larger more established partners, with experienced management teams, existing customer bases and strong financial positions.
We are expanding product offerings with our CCBX partners. We believe that launching new products with existing partners positions us to reach a wide and established customer base with modest increase in enterprise risk. Products launched in 2024 with existing partners have gained traction and are growing the balance sheet and increasing income. The pipeline for CCBX is active, although we expect to remain selective in adding new partners to manage risk and capital. We continue to sell loans to the originating partner as part of our strategy to balance partner and lending limits, credit quality and manage our loan portfolio. We are retaining a portion of the fee income for our role in processing transactions on sold credit card balances. This is expected to provide an on-going and passive revenue stream with no on balance sheet risk.

Results of Operations
Net Income
Comparison of the quarter ended September 30, 2024 to the comparable quarter in the prior year
Net income for the three months ended September 30, 2024 was $13.5 million, or $0.97 per diluted share, compared to $10.3 million, or $0.75 per diluted share, for the three months ended September 30, 2023. The increase in net income over the comparable period in the prior year was primarily attributable to a $16.7 million increase in interest income due to an increase in average loans receivable and higher interest rates, partially offset by an increase of $9.6 million in BaaS loan expense and an increase in interest expense on deposits of $6.6 million, related to an increase in CCBX interest bearing deposits and higher interest rates. Also contributing is an increase BaaS program income of $2.0 million. The increase in BaaS program income is related to increased CCBX loan and deposit activity.
Additionally, BaaS credit enhancement income increased $44.2 million, which is directly related to and offsets the increase in provision for credit losses of $43.0 million for the quarter ended September 30, 2024. In accordance with GAAP, we recognize as revenue (1) the right to be indemnified or reimbursed for fraud losses on CCBX customer loans and deposits and (2) the right to be indemnified for credit losses by our partners for expected credit losses related to loans they originate and unfunded commitments from such loans. CCBX customer credit losses are recognized in the allowance for credit loss and fraud loss is recognized in BaaS noninterest expense. For more information on the accounting for BaaS allowance for credit losses, reserve for unfunded commitments, credit enhancements and fraud enhancements see the section titled “CCBX – BaaS Reporting Information.”

Comparison of the nine months ended September 30, 2024 to the comparable period in the prior year
Net income for the nine months ended September 30, 2024 was $31.9 million, or $2.32 per diluted share, compared to $35.6 million, or $2.61 per diluted share, for the nine months ended September 30, 2023. The decrease in net income over the comparable period in the prior year was primarily attributable to a $23.9 million increase in BaaS loan expense offset by an increase of $20.3 million in net interest income, resulting in a decrease of $3.6 million in net interest income adjusted for BaaS loan expense. The increase in interest income and BaaS loan expense is largely related to growth in CCBX loans. The increase in interest expense is related to higher average interest bearing deposits and an increase in cost of deposits as a result of higher interest rates.
Other variances for the nine months ended September 30, 2024 to the comparable period in the prior year include an increase in the provision for credit losses - loans of $92.5 million which is largely related to and offset by an increase in BaaS credit enhancement income of $91.4 million; both of which are related to an increase in CCBX loans. Noninterest expense, excluding BaaS loan and BaaS fraud expense was $5.0 million higher as a result of higher salaries and employee benefits and increased data processing and software licenses. Noninterest income, excluding BaaS program income and BaaS indemnification income, was $805,000 lower due to a decrease in loan referral fees and gain on sale of loans. These were largely offset by an increase in BaaS program income of $5.4 million and $1.4 million decrease in the provision for income taxes (related to lower net income and the deductibility of certain of stock equity awards which fluctuates based on activity).
Net Interest Income
Comparison of the quarter ended September 30, 2024 to the comparable quarter in the prior year
Net interest income for the three months ended September 30, 2024 was $72.2 million, compared to $62.2 million for the three months ended September 30, 2023, an increase of $10.0 million, or 16.0%. Yield on loans receivable was 11.43% for the three months ended September 30, 2024, compared to 10.84% for the three months ended September 30, 2023. The increase in net interest income compared to the quarter ended September 30, 2023 was largely related to growth in higher yielding loans, primarily from CCBX. Total average loans receivable for the three months ended September 30, 2024 was $3.46 billion, compared to $3.06 billion for the three months ended September 30, 2023. The FOMC recently lowered the targeted Federal Funds rate by 0.50% on September 19, 2024; a reduction of 0.50% compared to September 30, 2023. The rate decrease came late in the quarter, so the full impact of this and any subsequent rate changes will be reflected in future periods.

Total interest and fees on loans totaled $99.6 million for the three months ended September 30, 2024 compared to $83.7 million for the three months ended September 30, 2023. The $15.9 million increase in interest and fees on loans for the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, was largely due to growth in higher yielding loans, primarily from CCBX. Total loans receivable was $3.42 billion at September 30, 2024, compared to $2.97 billion at September 30, 2023. CCBX average loans receivable was $1.55 billion for the quarter ended September 30, 2024, compared to $1.31 billion for the quarter ended September 30, 2023, an increase of $243.1 million, or 18.6%. Average CCBX yield of 17.35% was earned on CCBX loans for the quarter ended September 30, 2024, compared to 17.05% for the quarter ended September 30, 2023. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Also impacting the increase in loan interest is the increase in interest rates on variable rate loans resulting from the continued high interest rate environment. As previously mentioned, the FOMC recently lowered the targeted Federal Funds rate by 0.50%, the rate decrease came late in the quarter, so the full impact of this and any subsequent rate changes will be reflected in future periods.
Interest income from interest earning deposits with other banks was $4.8 million for the quarter ended September 30, 2024, an increase of $897,000, or 23.1%, due to an increase in balances compared to the quarter ended September 30, 2023. The average balance of interest earning deposits invested with other banks for the three months ended September 30, 2024 was $350.9 million, compared to $285.6 million for the three months ended September 30, 2023. The yield on these interest earning deposits with other banks increased 0.02%, to 5.42% compared to 5.40% at September 30, 2023. Interest income on investment securities decreased $91,000 to $675,000 at September 30, 2024, compared to $766,000 at September 30, 2023. Average investment securities decreased $69.0 million from $118.0 million for the three months ended September 30, 2023, to $49.0 million for the three months ended September 30, 2024 as a result of $100.0 million in AFS U.S. Treasury securities that matured earlier in the year, partially offset by an increase in held-to-maturity ("HTM") securities due to purchasing additional U.S. Agency mortgage backed securities for CRA purposes. Average yield on investment securities increased to 5.48% for the three months ended September 30, 2024, compared to 2.58% for the three months ended September 30, 2023.
Interest expense was $32.9 million for the quarter ended September 30, 2024, a $6.8 million increase from the quarter ended September 30, 2023. Interest expense on deposits was $32.1 million for the quarter ended September 30, 2024, compared to $25.5 million for the quarter ended September 30, 2023. The $6.6 million increase in interest expense on deposits was due to an increase of $451.4 million in interest bearing deposits compared to the quarter ended September 30, 2023. The recent decrease in interest rates and any future reductions are expected to positively impact deposit costs in future periods. Interest on borrowed funds was $809,000 for the quarter ended September 30, 2024, compared to $651,000 for the quarter ended September 30, 2023 due to an increase in average FHLB and other borrowings of $9.7 million with related interest expense of $140,000.
Net interest margin was 7.41% for the three months ended September 30, 2024, compared to 7.10% for the three months ended September 30, 2023. The increase in net interest margin compared to the three months ended September 30, 2023 was largely due to an increase in loan yield partially offset by an increase in cost of deposits. Increases in rates offered on interest bearing deposits by our competitors and the growth in higher cost CCBX deposits contributed to an overall increase in interest expense on interest bearing deposits.

Cost of funds was 3.62% for the quarter ended September 30, 2024, which is an increase of 0.44% from the quarter ended September 30, 2023. Cost of deposits for the quarter ended September 30, 2024 was 3.59%, which was a 0.45% increase, from 3.14% for the quarter ended September 30, 2023. These increases were largely due to growth in higher cost CCBX deposits and a continued higher interest rate environment compared to September 30, 2023. The recent FOMC decrease in the Fed funds rate of 0.50% on September 19, 2024 is expected to help lower these deposits costs in future periods.
Total yield on loans receivable for the quarter ended September 30, 2024 was 11.43%, compared to 10.84% for the quarter ended September 30, 2023. This increase in yield on loans receivable is primarily attributed to an increase in higher rate CCBX and community bank loans compared to September 30, 2023. For the quarter ended September 30, 2024, average CCBX loans increased $243.1 million, or 18.6%, with an average CCBX yield of 17.35%, compared to 17.05% at the quarter ended September 30, 2023. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Average community bank loans increased $159.6 million, or 9.1%. Average yield on community bank loans for the three months ended September 30, 2024 was 6.64% compared to 6.20% for the three months ended September 30, 2023.

The following tables (1) show the average yield on loans and cost of deposits by segment and (2) illustrate how BaaS loan interest income is affected by BaaS loan expense resulting in net BaaS loan income and the associated yield for the periods indicated:

	For the Three Months Ended
	September 30, 2024		September 30, 2023
(unaudited)	Yield on Loans (2)	Cost of Deposits (2)	Yield on Loans (2)	Cost of Deposits (2)
Community Bank	6.64%	1.92%	6.20%	1.31%
CCBX(1)	17.35%	4.82%	17.05%	4.80%
Consolidated	11.43%	3.59%	10.84%	3.14%
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
(2)Annualized calculations shown for periods presented.

	For the Three Months Ended
	September 30, 2024		September 30, 2023
(dollars in thousands, unaudited)	Income / Expense	Income / expense divided by average CCBX loans (2)	Income / Expense	Income / expense divided by average CCBX loans (2)
BaaS loan interest income	$67,692	17.35%	$56,279	17.05%
Less: BaaS loan expense	32,612	8.36%	23,003	6.97%
Net BaaS loan income (1)	$35,080	8.99%	$33,276	10.08%
Average BaaS Loans(3)	$1,552,443		$1,309,380
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2)Annualized calculations shown for periods presented.
(3)Includes loans held for sale.
For the three months ended September 30, 2024, net interest margin (net interest income divided by the average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 7.41% and 6.46%, respectively, compared to 7.10% and 6.04%, respectively, for the three months ended September 30, 2023.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan costs, net of fees included in interest income totaled $2.3 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024 and 2023, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Three Months Ended September 30,
	2024			2023
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Consolidated
Assets
Interest earning assets:
Interest earning deposits with other banks	$350,915	$4,781	5.42%	$285,596	$3,884	5.40%
Investment securities, available for sale (2)	40	—	—	100,283	543	2.15
Investment securities, held to maturity (2)	48,945	675	5.49	17,703	223	5.00
Other investments	11,140	33	1.18	11,943	29	0.96
Loans receivable (3)	3,464,871	99,590	11.43	3,062,214	83,652	10.84
Total interest earning assets	3,875,911	105,079	10.79	3,477,739	88,331	10.08
Noninterest earning assets:
Allowance for credit losses	(151,292)			(100,329)
Other noninterest earning assets	268,903			220,750
Total assets	$3,993,522			$3,598,160

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$2,966,527	$32,083	4.30%	$2,515,093	$25,451	4.01%
FHLB advances and other borrowings	9,717	140	5.73	—	—	—
Subordinated debt	44,234	598	5.38	44,084	580	5.22
Junior subordinated debentures	3,591	71	7.87	3,589	71	7.85
Total interest bearing liabilities	3,024,069	32,892	4.33	2,562,766	26,102	4.04
Noninterest bearing deposits	588,178			698,532
Other liabilities	60,101			57,865
Total shareholders' equity	321,174			278,997
Total liabilities and shareholders' equity	$3,993,522			$3,598,160
Net interest income		$72,187			$62,229
Interest rate spread			6.46%			6.04%
Net interest margin (4)			7.41%			7.10%
(1)Yields and costs are annualized.
(2)For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(3)Includes loans held for sale and nonaccrual loans.
(4)Net interest margin represents net interest income divided by the average total interest earning assets.

The following table presents an analysis of certain average balances, interest income and expense by segment:

	For the Three Months Ended
	September 30, 2024			September 30, 2023
(dollars in thousands, unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Community Bank
Assets
Interest earning assets:
Loans receivable (2)	$1,912,428	$31,898	6.64%	$1,752,834	$27,373	6.20%
Total interest earning assets	1,912,428	31,898	6.64	1,752,834	27,373	6.20
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$982,280	$7,264	2.94%	$920,707	$5,067	2.18%
Intrabank liability	406,641	5,540	5.42	223,221	3,036	5.40
Total interest bearing liabilities	1,388,921	12,804	3.67	1,143,928	8,103	2.81
Noninterest bearing deposits	523,507			608,906
Net interest income		$19,094			$19,270
Net interest margin(3)			3.97%			4.36%

CCBX
Assets
Interest earning assets:
Loans receivable (2)(4)	$1,552,443	$67,692	17.35%	$1,309,380	$56,279	17.05%
Intrabank asset	496,475	6,764	5.42	374,632	5,095	5.40
Total interest earning assets	2,048,918	74,456	14.46	1,684,012	61,374	14.46
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$1,984,247	$24,819	4.98%	$1,594,386	$20,384	5.07%
Total interest bearing liabilities	1,984,247	24,819	4.98	1,594,386	20,384	5.07
Noninterest bearing deposits	64,671			89,626
Net interest income		$49,637			$40,990
Net interest margin(3)			9.64%			9.66%
Net interest margin, net of Baas loan expense (5)			3.31%			4.24%

	For the Three Months Ended
	September 30, 2024			September 30, 2023
(dollars in thousands, unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Treasury & Administration
Assets
Interest earning assets:
Interest earning deposits with other banks	$350,915	$4,781	5.42%	$285,596	$3,884	5.40%
Investment securities, available for sale (6)	40	—	—	100,283	543	2.15
Investment securities, held to maturity (6)	48,945	675	5.49	17,703	223	5.00
Other investments	11,140	33	1.18	11,943	29	0.96
Total interest earning assets	411,040	5,489	5.31	415,525	4,679	4.47
Liabilities
Interest bearing liabilities:
FHLB advances and borrowings	$9,717	$140	5.73%	—	—	—%
Subordinated debt	44,234	598	5.38	44,084	580	5.22
Junior subordinated debentures	3,591	71	7.87	3,589	71	7.85
Intrabank liability, net (7)	89,834	1,224	5.42	151,411	2,059	5.40
Total interest bearing liabilities	147,376	2,033	5.49	199,084	2,710	5.40
Net interest income		$3,456			$1,969
Net interest margin(3)			3.34%			1.88%
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

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the $4.6 million increase in loan interest income that is attributed to an increase in loan rates and $11.3 million increase in loan interest income that is attributed to an increase in loan volume. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Three months ended September 30, 2024 Compared to Three months ended September 30, 2023
	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands; unaudited)	Volume	Rate
Interest income:
Interest earning deposits	$879	$18	$897
Investment securities, available for sale	—	(543)	(543)
Investment securities, held to maturity	430	22	452
Other Investments	(2)	6	4
Loans receivable	11,332	4,606	15,938
Total increase in interest income	12,639	4,109	16,748

Interest expense:
Interest bearing deposits	4,808	1,824	6,632
FHLB advances and other borrowings	140	—	140
Subordinated debt	—	18	18
Junior subordinated debentures	—	—	—
Total increase in interest expense	4,948	1,842	6,790
Increase in net interest income	$7,691	$2,267	$9,958
Comparison of the nine months ended September 30, 2024 to the comparable period in the prior year
Net interest income for the nine months ended September 30, 2024, was $199.4 million, compared to $179.1 million for the nine months ended September 30, 2023, an increase of $20.4 million, or 11.4%. Yield on loans receivable was 11.18% for the nine months ended September 30, 2024, compared 10.57% for the nine months ended September 30, 2023. The increase in net interest income compared to the nine months ended September 30, 2023 was largely related to growth in higher yielding loans primarily from CCBX combined with overall higher interest rates.
Interest and fees on loans totaled $275.2 million for the nine months ended September 30, 2024 compared to $230.3 million for the nine months ended September 30, 2023. The $45.0 million increase in interest and fees on loans for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was largely due to increased yield on loans from growth in higher yielding CCBX loans and an overall increase in interest rates. Total average loans receivable for the nine months ended September 30, 2024 was $3.29 billion, compared to $2.91 billion for the nine months ended September 30, 2023.
CCBX average loans receivable grew to $1.39 billion for the nine months ended September 30, 2024, compared to $1.22 billion for the nine months ended September 30, 2023, an increase of $178.9 million, or 14.7%. Average CCBX yield of 17.48% was earned on CCBX loans for the nine months ended September 30, 2024, compared to 16.74% for the nine months ended September 30, 2023. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield.
Community bank average loans receivable grew to $1.89 billion for the nine months ended September 30, 2024, compared to $1.70 billion for the nine months ended September 30, 2023, an increase of $195.3 million, or 11.5%. Average yield of 6.54% was earned on community bank loans for the nine months ended September 30, 2024, compared to 6.15% for the nine months ended September 30, 2023.

Interest income from interest earning deposits with other banks was $15.2 million for the nine months ended September 30, 2024, an increase of $5.6 million due to higher interest rates, combined with an increase in balances, compared to the nine months ended September 30, 2023. The average balance of interest earning deposits invested with other banks for the nine months ended September 30, 2024 was $373.2 million, compared to $256.3 million for the nine months ended September 30, 2023. Additionally, the yield on these interest earning deposits with other banks increased 0.41%, compared to the nine months ended September 30, 2023. Interest income on investment securities increased $423,000 to $2.4 million, with a yield of 4.49% at September 30, 2024, compared to $2.0 million, and a yield of 2.39%, at September 30, 2023. Average investment securities decreased $38.9 million from $110.2 million for the nine months ended September 30, 2023 to $71.3 million for the nine months ended September 30, 2024 as a result of AFS U.S. Treasury securities that matured earlier in the year, partially offset by an increase in HTM securities resulting from securities purchased for CRA purposes.
Interest expense was $93.7 million for the nine months ended September 30, 2024, a $30.6 million increase from the nine months ended September 30, 2023. Interest expense on deposits was $91.5 million for the nine months ended September 30, 2024, compared to $61.1 million for the nine months ended September 30, 2023. The $30.4 million increase in interest expense on deposits was due to an increase in average interest bearing deposits of $544.8 million and an increase in interest rates. Interest on borrowed funds was $2.2 million for the nine months ended September 30, 2024 and $2.0 million for the nine months ended September 30, 2023. The $176,000 increase in interest expense on borrowed funds from the nine months ended September 30, 2023 is the result of an increase in interest rates on the junior subordinated debt, which increased 0.47%, to 7.89% for the nine months ended September 30, 2024 compared to 7.41% for the nine months ended September 30, 2023.
Net interest margin was 7.12% for the nine months ended September 30, 2024, compared to 7.27% for the nine months ended September 30, 2023. The decrease in net interest margin compared to the nine months ended September 30, 2023 was largely a result of an increase of 0.86% for cost of deposits, primarily due to growth in CCBX deposits, partially offset by an increase of 0.61% for yield on loans. Interest expense has increased and net interest margin was compressed as a result of growth in higher rate CCBX deposits. Interest bearing deposits increased an average of $544.8 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, and these deposits were tied to a higher Fed Funds rate for all nine months of 2024. Also contributing is the continued higher interest rate environment has required us to increase the interest rates on interest bearing deposits to compete with rates offered by our competitors. Additionally, the sale of higher risk and higher yielding loans during the quarters ended September 2023, December 2023 and March 2024 in an effort to optimize and strengthen the balance sheet decreased year to date net interest margin.
Cost of funds was 3.58% for the nine months ended September 30, 2024, compared to 2.73% for the nine months ended September 30, 2023. Cost of deposits for the nine months ended September 30, 2024 was 3.55%, which was a 0.85% increase, from 2.69% for the nine months ended September 30, 2023. These increases were largely due to growth in CCBX interest bearing deposits tied to a higher Fed Funds rate for a full nine months in 2024, compared to the nine months ended September 30, 2023. The recent decrease in the Fed Funds rate will help to decrease cost of deposits.
Total yield on loans receivable for the nine months ended September 30, 2024 was 11.18%, compared to 10.57% for the nine months ended September 30, 2023. This increase in yield on loans receivable is primarily attributed to an increase in higher rate CCBX loans. For the nine months ended September 30, 2024, average CCBX loans increased $178.9 million, or 14.7%, with an average CCBX yield of 17.48%, compared to 16.74% for the nine months ended September 30, 2023. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. In light of our recent efforts to optimize and strengthen the balance sheet by selling higher yield CCBX loans back to the originating partner, combined with the recent decrease in the Fed Funds rate, total yield on loans have and may continue to flatten out as new CCBX loans are replacing higher risk and higher yielding loans that were sold or allowed to mature during the quarters ended September 30, 2023, December 31, 2023 and March 31, 2024. There was an increase in average community bank loans of $195.3 million, or 11.5%, compared to the nine months ended September 30, 2023. Average yield on community bank loans for the nine months ended September 30, 2024 was 6.54%. compared to 6.15% for the nine months ended September 30, 2023.

The following tables show the average yield on loans and cost of deposits by segment and also illustrates the impact of BaaS loan expense on CCBX yield on loans:

	For the Nine Months Ended
	September 30, 2024		September 30, 2023
(unaudited)	Yield on Loans (2)	Cost of Deposits (2)	Yield on Loans (2)	Cost of Deposits (2)
Community Bank	6.54%	1.78%	6.15%	0.99%
CCBX (1)	17.48%	4.89%	16.74%	4.41%
Consolidated	11.18%	3.55%	10.57%	2.69%
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
(2)Annualized calculations shown for periods presented.

	For the Nine Months Ended
	September 30, 2024		September 30, 2023
(dollars in thousands; unaudited)	Income / Expense	Income / expense divided by average CCBX loans (2)	Income / Expense	Income / expense divided by average CCBX loans (2)
BaaS loan interest income	$182,463	17.48%	$152,131	16.74%
Less: BaaS loan expense	86,525	8.29%	62,590	6.89%
Net BaaS loan income (1)	$95,938	9.19%	$89,541	9.85%
Average BaaS Loans(3)	$1,394,127		$1,215,224
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2)Annualized calculations shown for periods presented.
(3)Includes loans held for sale.
For the nine months ended September 30, 2024, net interest margin (net interest income divided by the average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 7.12% and 6.15%, respectively, compared to 7.27% and 6.26%, respectively, for the nine months ended September 30, 2023.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan costs, net of loan fees, included in interest income totaled $6.5 million and $4.4 million for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Nine Months Ended September 30,
	2024			2023
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Consolidated
Assets
Interest earning assets:
Interest earning deposits with other banks	$373,234	$15,244	5.46%	$256,272	$9,659	5.04%
Investment securities, available for sale (2)	21,575	350	2.17	100,278	1,612	2.15
Investment securities, held to maturity (2)	49,721	2,045	5.49	9,959	360	4.83
Other investments	10,666	244	3.06	11,455	215	2.51
Loans receivable (3)	3,287,378	275,155	11.18	2,913,189	230,282	10.57
Total interest earning assets	3,742,574	293,038	10.46	3,291,153	242,128	9.84
Noninterest earning assets:
Allowance for credit losses	(134,977)			(89,780)
Other noninterest earning assets	251,248			196,065
Total assets	$3,858,845			$3,397,438

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$2,850,420	$91,528	4.29%	$2,305,634	$61,084	3.54%
FHLB advances and other borrowings	3,812	143	5.01	—	—	—
Subordinated debt	44,197	1,795	5.43	44,047	1,775	5.39
Junior subordinated debentures	3,590	212	7.89	3,589	199	7.41
Total interest bearing liabilities	2,902,019	93,678	4.31	2,353,270	63,058	3.58
Noninterest bearing deposits	589,506			730,292
Other liabilities	59,070			48,206
Total shareholders' equity	308,250			265,670
Total liabilities and shareholders' equity	$3,858,845			$3,397,438
Net interest income		$199,360			$179,070
Interest rate spread			6.15%			6.26%
Net interest margin (4)			7.12%			7.27%
(1)Yields and costs are annualized.
(2)For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(3)Includes loans held for sale and nonaccrual loans.
(4)Net interest margin represents net interest income divided by the average total interest earning assets.

The following table presents an analysis of certain average balances, interest income and interest expense by segment:

	For the Nine Months Ended
	September 30, 2024			September 30, 2023
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Community Bank
Assets
Interest earning assets:
Loans receivable (2)	$1,893,251	$92,692	6.54%	$1,697,965	$78,151	6.15%
Total interest earning assets	1,893,251	92,692	6.54	1,697,965	78,151	6.15
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$947,677	$19,736	2.78%	$883,454	$11,264	1.70%
Intrabank liability	415,663	16,975	5.46	171,950	6,605	5.14
Total interest bearing liabilities	1,363,340	36,711	3.60	1,055,404	17,869	2.26
Noninterest bearing deposits	529,911			642,561
Net interest income		$55,981			$60,282
Net interest margin(3)			3.95%			4.75%

CCBX
Assets
Interest earning assets:
Loans receivable (2)(4)	$1,394,127	$182,463	17.48%	$1,215,224	$152,131	16.74%
Intrabank asset	568,211	23,214	5.46	294,687	11,234	5.10
Total interest earning assets	1,962,338	205,677	14.00	1,509,911	163,365	14.47
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$1,902,743	$71,792	5.04%	$1,422,180	$49,820	4.68%
Total interest bearing liabilities	1,902,743	71,792	5.04	1,422,180	49,820	4.68
Noninterest bearing deposits	59,595			87,731
Net interest income		$133,885			$113,545
Net interest margin(3)			9.11%			10.05%
Net interest margin, net of Baas loan expense (5)			3.22%			4.51%

	For the Nine Months Ended
	September 30, 2024			September 30, 2023
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Treasury & Administration
Assets
Interest earning assets:
Interest earning deposits with other banks	$373,234	$15,244	5.46%	$256,272	$9,659	5.04%
Investment securities, available for sale (6)	21,575	350	2.17	100,278	1,612	2.15
Investment securities, held to maturity (6)	49,721	2,045	5.49	9,959	360	4.83
Other investments	10,666	244	3.06	11,455	215	2.51
Total interest earning assets	455,196	17,883	5.25%	377,964	11,846	4.19%
Liabilities
Interest bearing liabilities:
FHLB advances and borrowings	$3,812	$143	5.01%	$—	$—	—%
Subordinated debt	44,197	1,795	5.43	44,047	1,775	5.39
Junior subordinated debentures	3,590	212	7.89	3,589	199	7.41
Intrabank liability, net (7)	152,548	6,239	5.46	122,737	4,629	5.04
Total interest bearing liabilities	204,147	8,389	5.49	170,373	6,603	5.18
Net interest income		$9,494			$5,243
Net interest margin(3)			2.79%			1.85%
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

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the $14.2 million increase in loan interest income that is attributed to an increase in loan rates and $30.7 million increase in loan interest income that is attributed to an increase in loan volume. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023
	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands; unaudited)	Volume	Rate
Interest income:
Interest earning deposits	$4,748	$837	$5,585
Investment securities, available for sale	(1,281)	19	(1,262)
Investment securities, held to maturity	1,634	51	1,685
Other Investments	(19)	48	29
Loans receivable	30,652	14,221	44,873
Total increase in interest income	35,734	15,176	50,910

Interest expense:
Interest bearing deposits	17,290	13,154	30,444
FHLB advances	143	—	143
Subordinated debt	1	19	20
Junior subordinated debentures	(1)	14	13
Total increase in interest expense	17,433	13,187	30,620
Increase in net interest income	$18,301	$1,989	$20,290
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
The economic environment is continuously changing, due to the pace of economic growth, inflation, changing interest rates, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters, and trade issues that may impact the provision and therefore the allowance. Gross loans, excluding loans held for sale, totaled $3.42 billion at September 30, 2024. The allowance for credit losses as a percentage of loans was 4.98% at September 30, 2024, compared to 3.41% at September 30, 2023.
Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by indemnifying or reimbursing incurred losses. CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans and reclassified negative deposit accounts. When the provision for credit losses - loans and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner's legal commitment to indemnify or reimburse losses. The credit enhancement asset is relieved as credit enhancement payments are received from the CCBX partner or taken from the partner's cash reserve account.

Comparison of the quarter ended September 30, 2024 to the comparable quarter in the prior year
The provision for credit losses - loans for the three months ended September 30, 2024 was $71.6 million, compared to $27.2 million for the three months ended September 30, 2023. The increase in the Company’s provision for credit losses - loans during the quarter ended September 30, 2024, is largely related to the provision for CCBX partner loans. During the quarter ended September 30, 2024, a $72.1 million provision for credit losses - loans was recorded for CCBX partner loans based on management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a recapture for credit losses - loans of $519,000 was needed for the quarter ended September 30, 2024, largely due to the recapture of a specific allowance and a change in remaining average lives of community bank loans.
The following table shows the provision expense by segment for the periods indicated:

	Three Months Ended
(dollars in thousands; unaudited)	September 30, 2024	September 30, 2023
Community bank	$(519)	$664
CCBX	72,104	26,493
Total provision expense	$71,585	$27,157
Net charge-offs for the quarter ended September 30, 2024 totaled $49.2 million, or 5.65% of total average loans, compared to $36.8 million, or 4.77% of total average loans, for the quarter ended September 30, 2023. Net charge-offs were up in 2024 compared to 2023 due to an increase in loans originated through CCBX partners which have a higher level of expected losses than our community bank loans as reflected in the factors for allowance for credit losses. In accordance with GAAP, CCBX losses are recorded as charge-offs, but CCBX partner agreements provide for a credit enhancement that indemnifies or reimburses the Bank for net-charge-offs on CCBX loans and negative deposit accounts, except in accordance with the program agreement for one partner where, effective April 1, 2024, the Company was responsible for credit losses on approximately 5% of a $400.8 million loan portfolio; prior to April 1, 2024, the Company was responsible for 10% of that portfolio. At September 30, 2024, our portion of this portfolio represented $19.8 million in loans. For the three months ended September 30, 2024, $48.8 million of net charge-offs were recognized for CCBX loans and $395,000 net charge-offs were recognized on community bank loans. For the three months ended September 30, 2023, $36.8 million of net charge-offs were recognized on CCBX loans and zero net charge-offs were recognized for community bank loans.
Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by indemnifying or reimbursing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligation then the Bank would be exposed to additional loan and deposit losses (counterparty risk) if the cash flows on the loans were not sufficient to fund the reimbursement of loan losses. If a CCBX partner does not replenish their cash reserve account the Bank may consider an alternative plan for funding the cash reserve. This may involve the possibility of adjusting the funding amounts or timelines to better align with the partner's specific situation. If a mutually agreeable funding plan is not achieved then the Bank could declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. The Bank would evaluate any remaining credit enhancement asset from the CCBX partner in the event the partner failed to determine if a write-off is appropriate. If a write-off occurs, the Bank would retain the full yield and any fee income on the loan portfolio going forward, and our BaaS loan expense would decrease once default occurred and payments to the CCBX partner were stopped.
The following table shows the total charge-off activity by segment for the periods indicated:

	Three Months Ended
	September 30, 2024			September 30, 2023
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$398	$52,907	$53,305	$3	$37,876	$37,879
Gross recoveries	(3)	(4,066)	(4,069)	(3)	(1,042)	(1,045)
Net charge-offs	$395	$48,841	$49,236	$—	$36,834	$36,834
Net charge-offs to average loans (1)	0.08%	12.52%	5.65%	0.00%	11.16%	4.77%
(1) Annualized calculations shown for periods presented.

Comparison of the nine months ended September 30, 2024 to the comparable period in the prior year
The provision for credit losses - loans for the nine months ended September 30, 2024 was $213.0 million, compared to $123.3 million for the nine months ended September 30, 2023. The increase in the Company’s provision for credit losses - loans during the quarter ended September 30, 2024, is largely related to the provision for CCBX partner loans due to significant loan growth, a change in the mix of loans and an increase in loan balances with higher loss rates. During the nine months ended September 30, 2024, a $214.1 million provision for credit losses - loans was recorded for loans originated through CCBX partners based on management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a recapture of $1.1 million was needed for the nine months ended September 30, 2024, due in part to a change in remaining average lives on community bank loans.
The following table shows the provision expense by segment for the periods indicated:

	Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2024	September 30, 2023
Community bank	$(1,059)	$1,045
CCBX	214,052	122,254
Total provision expense	$212,993	$123,299
Net charge-offs for the nine months ended September 30, 2024 totaled $159.7 million, or 6.49% of total average loans, as compared to net charge-offs of $100.1 million, or 4.59% of total average loans, for the nine months ended September 30, 2023. Net charge-offs increased in the first nine months of 2024 compared to the same period of 2023 as a result of the growth in loans originated through CCBX partners, which have higher loss rates than community bank loans. In accordance with GAAP, CCBX losses are recorded as charge-offs, but CCBX partner agreements provide for a credit enhancement that indemnifies, and CCBX partners reimburse the Bank for net-charge-offs on CCBX loans and negative deposit accounts, except in accordance with the program agreement for one partner where the Company is responsible for credit losses on approximately 5% of a $400.8 million loan portfolio. At September 30, 2024, our portion of this portfolio represented $19.8 million in loans. For the nine months ended September 30, 2024, $159.3 million of net charge-offs were recognized for CCBX loans and $404,000 of net charge-offs recognized for community bank loans. For the nine months ended September 30, 2023, $100.0 million of net charge-offs were recognized for CCBX and $54,000 of net charge-offs were recognized for community bank loans.

	Nine Months Ended
	September 30, 2024			September 30, 2023
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$415	$167,091	$167,506	$62	$104,283	$104,345
Gross recoveries	(11)	(7,807)	(7,818)	(8)	(4,242)	(4,250)
Net charge-offs	$404	$159,284	$159,688	$54	$100,041	$100,095
Net charge-offs to average loans(1)	0.03%	15.26%	6.49%	0.00%	11.01%	4.59%
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
Comparison of the quarter ended September 30, 2024 to the comparable quarter in the prior year
For the three months ended September 30, 2024, noninterest income totaled $80.1 million, an increase of $45.5 million, or 131.6%, compared to $34.6 million for the three months ended September 30, 2023.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2024	2023
Deposit service charges and fees	$952	$998	$(46)	(4.6)%
Unrealized gain (loss) on equity securities, net	2	5	(3)	(60.0)
Gain on sales of loans, net	—	107	(107)	(100.0)
Loan referral fees	—	1	(1)	(100.0)
Other	486	291	195	67.0
Noninterest income, excluding BaaS program income and BaaS indemnification income	1,440	1,402	38	2.7
Servicing and other BaaS fees	1,044	997	47	4.7
Transaction fees	1,696	1,036	660	63.7
Interchange fees	1,853	1,216	637	52.4
Reimbursement of expenses	1,843	1,152	691	60.0
BaaS program income	6,436	4,401	2,035	46.2
BaaS credit enhancements	70,108	25,926	44,182	170.4
Baas fraud enhancements	2,084	2,850	(766)	(26.9)
BaaS indemnification income	72,192	28,776	43,416	150.9
Total BaaS income	78,628	33,177	45,451	137.0
Total noninterest income	$80,068	$34,579	$45,489	131.6%
Comparison of the nine months ended September 30, 2024 to the comparable period in the prior year
For the nine months ended September 30, 2024, noninterest income totaled $236.9 million, an increase of $94.5 million, or 66.3%, compared to $142.5 million for the nine months ended September 30, 2023.
The following table presents, for the periods indicated, the major categories of noninterest income:

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2024	2023
Deposit service charges and fees	$2,806	$2,897	$(91)	(3.1)%
Loan referral fees	168	683	(515)	(75.4)
Gain on sales of loans, net	—	253	(253)	(100.0)
Unrealized gain (loss) on equity securities, net	26	199	(173)	(86.9)
Other	1,051	824	227	27.5
Noninterest income, excluding BaaS program income and BaaS indemnification income	4,051	4,856	(805)	(16.6)
Servicing and other BaaS fees	3,700	2,840	860	30.3
Transaction fees	4,127	3,005	1,122	37.3
Interchange fees	5,017	2,980	2,037	68.4
Reimbursement of expenses	4,513	3,099	1,414	45.6
BaaS program income	17,357	11,924	5,433	45.6
BaaS credit enhancements	210,742	119,315	91,427	76.6
BaaS fraud enhancements	4,791	6,386	(1,595)	(25.0)
BaaS indemnification income	215,533	125,701	89,832	71.5
Total BaaS income	232,890	137,625	95,265	69.2
Total noninterest income	$236,941	$142,481	$94,460	66.3%

Summary of significant noninterest income for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
A description of our largest noninterest income categories are below:
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
Our CCBX segment continues to evolve, and we now have 22 relationships, at varying stages, as of September 30, 2024.  We continue to refine the criteria for CCBX partnerships and are exiting relationships where it makes sense and are focusing on expanding and developing relationships with larger and more established partners, with experienced management teams, existing customer bases and strong financial positions.
The following table illustrates the activity and evolution in CCBX relationships for the periods presented.

	As of
(unaudited)	September 30, 2024	September 30, 2023
Active	19	18
Friends and family / testing	1	1
Implementation / onboarding	1	1
Signed letters of intent	1	1
Wind down - active but preparing to exit relationship	0	1
Total CCBX relationships	22	22
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
Unrealized (loss)/gain on equity securities, net. During the three and nine months ended September 30, 2024, we recognized an unrealized gain on equity securities of $2,000 and $26,000 respectively, compared to the same period ended September 30, 2023, when there was an unrealized gain of $5,000 and $199,000 respectively, recognized. We hold $3.1 million in equity securities of entities that are focused on providing products to the BaaS and financial services space.
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
Comparison of the quarter ended September 30, 2024 to the comparable quarter in the prior year
For the three months ended September 30, 2024, noninterest expense totaled $65.6 million, an increase of $9.1 million, or 16.1%, compared to $56.5 million for the three months ended September 30, 2023. The increase was primarily the result of an increase of $9.6 million in BaaS loan expense. Compared to the three months ended September 30, 2023, data processing and software licenses increased $1.1 million due to enhancements in technology as we continue to invest in our infrastructure and the automation of our processes so they are scalable. Partially offsetting these increases was a $986,000 decrease in salaries and employee benefits and an $850,000 decrease in legal and professional expenses as some of our risk management infrastructure projects are being completed.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2024	2023
Salaries and employee benefits	$17,101	$18,087	$(986)	(5.5)%
Legal and professional expenses	3,597	4,447	(850)	(19.1)
Data processing and software licenses	3,511	2,366	1,145	48.4
Occupancy	1,750	1,224	526	43.0
Point of sale expense	1,351	1,068	283	26.5
FDIC assessments	740	694	46	6.6
Director and staff expenses	559	529	30	5.7
Marketing	67	169	(102)	(60.4)
Excise taxes	762	541	221	40.9
Other	1,482	1,523	(41)	(2.7)
Noninterest expense, excluding BaaS loan and BaaS fraud expense	30,920	30,648	272	0.9
BaaS loan expense	32,612	23,003	9,609	41.8
BaaS fraud expense	2,084	2,850	(766)	(26.9)
BaaS loan and fraud expense	34,696	25,853	8,843	34.2
Total noninterest expense	$65,616	$56,501	$9,115	16.1%
Comparison of the nine months ended September 30, 2024 to the comparable period in the prior year
For the nine months ended September 30, 2024, noninterest expense totaled $180.4 million, an increase of $27.3 million, or 17.9%, compared to $153.1 million for the nine months ended September 30, 2023.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2024	2023
Salaries and employee benefits	$52,090	$49,971	$2,119	4.2%
Legal and professional expenses	10,900	12,154	(1,254)	(10.3)
Data processing and software licenses	9,327	6,178	3,149	51.0
Occupancy	4,954	3,586	1,368	38.1
Point of sale expense	3,072	2,635	437	16.6
FDIC assessments	2,113	1,859	254	13.7
Director and staff expenses	1,429	1,674	(245)	(14.6)
Excise taxes	376	1,527	(1,151)	(75.4)
Marketing	134	379	(245)	(64.6)
Other	4,732	4,135	597	14.4
Noninterest expense, excluding BaaS loan and BaaS fraud expense	89,127	84,098	5,029	6.0
BaaS loan expense	86,525	62,590	23,935	38.2
BaaS fraud expense	4,791	6,386	(1,595)	(25.0)
BaaS loan and fraud expense	91,316	68,976	22,340	32.4
Total noninterest expense	$180,443	$153,074	$27,369	17.9%
Summary of significant noninterest expense for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
A description of our largest noninterest expense categories are below:
Salaries and Employee Benefits. Salaries and employee benefits are one of the largest components of noninterest expense and include payroll expense, incentive compensation costs, equity compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits expense growth has slowed but continues to increase primarily due to hiring staff for our CCBX segment and additional staff for our ongoing growth initiatives. As our CCBX activities grow, and we invest more in technology we expect some continued growth in employees to support these lines of business but we are also working to automate our processes to reduce and/or slow future growth in hiring.
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
Occupancy. Occupancy expenses include rent, utilities, janitorial and other maintenance expenses, property insurances and taxes. Also included is depreciation on building, leasehold, furniture, fixtures and equipment, and the amortization of software development that we capitalize. Although our hybrid and remote workforce is increasing, which helps keep some occupancy expenses down, we do expect occupancy expenses to increase as we make additional investments in software development and amortize those investments.

Point of Sale Expenses. Point of sale expenses are incurred as part of the process that allows businesses to accept payment for goods or services. Generally, point of sale expense increases as point of sale activity increases, as does point of sale income which is recognized in other income. Point of sale expenses are incurred for both the community bank and CCBX.
FDIC Assessments. FDIC assessments are assessed to fund the Deposit Insurance Fund (“DIF”) to insure and protect the depositors of insured banks and to resolve failed banks. The assessment rate is based on a number of factors and recalculated each quarter. As deposits increase, the FDIC assessment expense will generally increase. On October 18, 2022 the FDIC finalized an increase of 2 basis points in the initial base deposit insurance assessment rates schedules, beginning with the first quarterly assessment period of 2023. The rise is intended to increase the reserve ratio of the Deposit Insurance Fund to 1.35%, the statutory requirement. The increase in the base rates will remain in place until the reserve ratio reaches or exceeds 2.0%. The reserve ratio is 1.21% as of June 30, 2024. The reserve ratio is negatively affected by growth in assets and bank failures.
Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses. Expenses will fluctuate depending upon conferences and other professional events that are attended by employees as well as expenses related to employee travel, and continuing education.
Excise Taxes. Excise taxes are assessed on Washington state income and are based on gross income. Gross income is reduced by certain allowed deductions and income attributed to other states is also removed to arrive at the taxable base. Excise taxes increased as a result of increased income subject to excise taxes. We completed an apportionment study to quantify revenue earned outside the state of Washington that resulted in a $1.2 million refund during the second quarter of 2024. CCBX income is sourced to the state where the partner does business, and the majority of partners are located outside the state of Washington, therefore taxes we paid on CCBX income sourced to other states was in excess of what was actually owed.
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
The following table presents, for the periods indicated, the BaaS loan and fraud expenses:

	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
BaaS loan expense	$32,612	$23,003	$86,525	$62,590
BaaS fraud expense	2,084	2,850	4,791	6,386
Total BaaS loan and fraud expense	$34,696	$25,853	$91,316	$68,976
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
Comparison of the quarter ended September 30, 2024 to the comparable quarter in the prior year
For the three months ended September 30, 2024, income tax expense totaled $2.9 million, compared to $2.8 million for the three months ended September 30, 2023. The $142,000 increase in income tax expense is the result of higher net income, partially offset by the deductibility of certain equity awards. The effective tax rate was 17.9% for the three months ended September 30, 2024, compared to 21.3% for the three months ended September 30, 2023. The effective tax rate was lower for the three months ended September 30, 2024 due to impact of stock equity award deductions which fluctuates based on employee driven equity award activity.
Comparison of the nine months ended September 30, 2024 to the comparable period in the prior year
For the nine months ended September 30, 2024 income tax expense totaled $8.3 million, compared to $9.7 million for the nine months ended September 30, 2023. The $1.4 million decrease in income tax expense is the result of lower net income and the deductibility of certain equity awards. Our effective tax rates for the nine months ended September 30, 2024 and 2023 were 20.6% and 21.4%, respectively.
Segment Information
Based on the criteria of ASC 280, Segment Reporting, we have identified three segments: the community bank, CCBX and treasury & administration. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides BaaS that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment provides BaaS that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has 22 partners as of September 30, 2024, 19 that are active with three more currently in the testing or implementation stage as of September 30, 2024. The treasury & administration segment includes treasury management, overall administration and all other aspects of the Company.
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

The following table presents summary financial information for each segment for the periods indicated:

	September 30, 2024				December 31, 2023
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Assets
Cash and due from banks	$5,052	$11,481	$467,493	$484,026	$4,702	$9,601	$468,825	$483,128
Intrabank asset	—	557,119	(557,119)	—	—	653,178	(653,178)	—
Securities	—	—	48,620	48,620	—	—	150,364	150,364
Total loans receivable	1,897,540	1,521,292	—	3,418,832	1,830,154	1,195,938	—	3,026,092
Allowance for credit losses	(20,132)	(150,131)	—	(170,263)	(21,595)	(95,363)	—	(116,958)
All other assets	29,176	200,430	47,435	277,041	30,169	136,931	43,640	210,740
Total assets	$1,911,636	$2,147,756	$6,429	$4,065,821	$1,843,430	$1,900,285	$9,651	$3,753,366
Liabilities
Total deposits	$1,522,525	$2,104,763	$—	$3,627,288	$1,497,601	$1,862,762	$—	$3,360,363
Total borrowings	—	—	47,847	47,847	—	—	47,734	47,734
Intrabank liability	380,647	—	(380,647)	—	338,614	—	(338,614)	—
All other liabilities	8,464	42,993	7,299	58,756	7,215	37,523	5,553	50,291
Total liabilities	$1,911,636	$2,147,756	$(325,501)	$3,733,891	$1,843,430	$1,900,285	$(285,327)	$3,458,388

Community Bank
Community bank total assets as of September 30, 2024 increased $68.2 million, or 3.7%, to $1.91 billion, compared to $1.84 billion as of December 31, 2023. Loans receivable net of deferred fees for the community bank segment increased $67.4 million, or 3.7%, to $1.90 billion as of September 30, 2024, compared to $1.83 billion as of December 31, 2023. The increase in community bank loans receivable is the result of gross loan growth of $67.2 million. Total community bank deposits increased $24.9 million, or 1.66%, to $1.52 billion, as of September 30, 2024, compared to $1.50 billion as of December 31, 2023. The overall increase in community bank deposits was a result of exception pricing tactics added as a strategy at the end of the first quarter of 2024 to retain deposits and more effectively compete in the market and community bank deposits increased in the second and third quarters of 2024, compared to the first quarter of 2024, during which we allowed higher rate balances to run-off and a portion of our non-interest bearing balance moved to interest bearing balances due to the high interest rate environment. Our cost of deposits for the community bank increased to 1.92% for the three months ended September 30, 2024 partially as a result of such measures.
CCBX
CCBX total assets as of September 30, 2024 increased $247.5 million, or 13.0%, to $2.15 billion, compared to $1.90 billion as of December 31, 2023. During the nine months ended September 30, 2024, $686.9 million in CCBX loans were transferred to loans held for sale, with $679.4 million in loans sold and $7.6 million loans remaining in loans held for sale as of September 30, 2024 compared to zero at December 31, 2023. We continue to sell loans back to the originating partner as part of our strategy to balance partner and lending limits, and manage the loan portfolio and credit quality. We retain a portion of the fee income for our role in processing transactions on sold credit card balances. This is expected to provide an on-going and passive revenue stream with no on balance sheet risk. Total CCBX loans receivable increased $325.4 million, or 27.2%, to $1.52 billion as of September 30, 2024, compared to $1.20 billion as of December 31, 2023. The increase in loans receivable is the result of increased activity with CCBX partners. After deliberately reducing our other consumer and other loans portfolio during the third and fourth quarters of 2023 and first quarter of 2024 in an effort to optimize our loan portfolio, we have built back the CCBX portfolio with new loans that are more aligned with our long term objectives. CCBX allowance for credit losses increased to $150.1 million as of September 30, 2024, compared to $95.4 million as of December 31, 2023 as a result of increased loan balances and the mix of loans with increased loss rates which has increased the allowance calculation/requirement. CCBX partner agreements provide for credit enhancements that cover $162.7 million, or 97.2%, of the total gross charge-offs on CCBX loans for the nine months ended September 30, 2024. CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio. Total CCBX deposits increased $242.0 million, or 13.0%, to $2.10 billion, compared to $1.86 billion as of December 31, 2023 as a result of growth within the CCBX relationships. This does not include an additional $214.5 million in CCBX deposits that were transferred off balance sheet to provide for increased FDIC insurance coverage to certain customers, compared to $69.4 million as of December 31, 2023.

Treasury & Administration
Treasury & administration total assets as of September 30, 2024 decreased $3.2 million, or 33.4%, to $6.4 million, compared to $9.7 million as of December 31, 2023. Total securities decreased $101.7 million, or 67.7%, to $48.6 million as of September 30, 2024, compared to $150.4 million as of December 31, 2023, as a result of maturing AFS securities. Total borrowings were $47.8 million as of September 30, 2024 and $47.7 million as of December 31, 2023.

The following tables present summary financial information for each segment for the periods indicated:

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
INTEREST INCOME AND EXPENSE
Interest income	$31,898	$67,692	$5,489	$105,079	$27,373	$56,279	$4,679	$88,331
Interest (expense) income intrabank transfer	(5,540)	6,764	(1,224)	—	(3,036)	5,095	(2,059)	—
Interest expense	7,264	24,819	809	32,892	5,067	20,384	651	26,102
Net interest income	19,094	49,637	3,456	72,187	19,270	40,990	1,969	62,229
Provision/(Recapture) for credit losses - loans	(519)	72,104	—	71,585	664	26,493	—	27,157
Provision/(Recapture) for unfunded commitments	(1,248)	(80)	—	(1,328)	—	96	—	96
Net interest income/(expense) after provision for credit losses - loans and unfunded commitments	20,861	(22,387)	3,456	1,930	18,606	14,401	1,969	34,976
NONINTEREST INCOME
Deposit service charges and fees	939	13	—	952	986	12	—	998
Other income	156	1	331	488	176	107	121	404
BaaS program income	—	6,436	—	6,436	—	4,401	—	4,401
BaaS indemnification income	—	72,192	—	72,192	—	28,776	—	28,776
Noninterest income (1)	1,095	78,642	331	80,068	1,162	33,296	121	34,579
NONINTEREST EXPENSE
Salaries and employee benefits	6,130	6,990	3,981	17,101	6,241	6,859	4,987	18,087
Occupancy	873	87	790	1,750	927	96	201	1,224
Data processing and software licenses	1,348	1,160	1,003	3,511	1,329	543	494	2,366
Legal and professional expenses	28	2,039	1,530	3,597	495	3,030	922	4,447
Other expense	960	2,599	1,402	4,961	1,073	2,174	1,277	4,524
BaaS loan expense	—	32,612	—	32,612	—	23,003	—	23,003
BaaS fraud expense	—	2,084	—	2,084	—	2,850	—	2,850
Total noninterest expense	9,339	47,571	8,706	65,616	10,065	38,555	7,881	56,501
Net income/(loss) before income taxes	12,617	8,684	(4,919)	16,382	9,703	9,142	(5,791)	13,054
Income taxes	2,042	1,798	(914)	2,926	2,068	1,951	(1,235)	2,784
Net income/(loss)	$10,575	$6,886	$(4,005)	$13,456	$7,635	$7,191	$(4,556)	$10,270

(1)For the three months ended September 30, 2024, CCBX noninterest income includes credit enhancements of $70.1 million, fraud enhancements of $2.1 million, and BaaS program income of $6.4 million. For the three months ended September 30, 2023, CCBX noninterest income includes credit enhancements of $25.9 million, fraud enhancements of $2.9 million and BaaS program income of $4.4 million.

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Total	Community Bank	CCBX	Treasury & Administration	Total
INTEREST INCOME AND EXPENSE
Interest income	$92,692	$182,463	$17,883	$293,038	$78,151	$152,131	$11,846	$242,128
Interest (expense)/income intrabank transfer	(16,975)	23,214	(6,239)	—	(6,605)	11,234	(4,629)	—
Interest expense	19,736	71,792	2,150	93,678	11,264	49,820	1,974	63,058
Net interest income	55,981	133,885	9,494	199,360	60,282	113,545	5,243	179,070
Provision/(Recapture) for credit losses - loans	(1,059)	214,052	—	212,993	1,045	122,254	—	123,299
Provision/(Recapture) for unfunded commitments	1,224	1,523	—	2,747	(203)	107	—	(96)
Net interest income/(expense) after provision for credit losses - loans and unfunded commitments	55,816	(81,690)	9,494	(16,380)	59,440	(8,816)	5,243	55,867
NONINTEREST INCOME
Deposit service charges and fees	2,770	36	—	2,806	2,862	35	—	2,897
Other income	570	72	603	1,245	1,004	434	521	1,959
BaaS program income	—	17,357	—	17,357	—	11,924	—	11,924
BaaS indemnification income	—	215,533	—	215,533	—	125,701	—	125,701
Noninterest income	3,340	232,998	603	236,941	3,866	138,094	521	142,481
NONINTEREST EXPENSE
Salaries and employee benefits	18,171	21,388	12,531	52,090	18,034	18,412	13,525	49,971
Occupancy	2,653	281	2,020	4,954	2,918	257	411	3,586
Data processing and software licenses	3,441	2,983	2,903	9,327	3,202	1,667	1,309	6,178
Legal and professional expenses	78	6,458	4,364	10,900	1,563	7,630	2,961	12,154
Other expense	2,894	5,990	2,972	11,856	3,031	5,250	3,928	12,209
BaaS loan expense	—	86,525	—	86,525	—	62,590	—	62,590
BaaS fraud expense	—	4,791	—	4,791	—	6,386	—	6,386
Total noninterest expense	27,237	128,416	24,790	180,443	28,748	102,192	22,134	153,074
Net income before income taxes	31,919	22,892	(14,693)	40,118	34,558	27,086	(16,370)	45,274
Income taxes	6,176	5,452	(3,362)	8,266	7,409	5,807	(3,509)	9,707
Net Income/(Loss)	$25,743	$17,440	$(11,330)	$31,852	$27,149	$21,279	$(12,861)	$35,567

Comparison of the quarter ended September 30, 2024 to the comparable quarter in the prior year
Community Bank
Net interest income for the community bank was $19.1 million for the quarter ended September 30, 2024, a decrease of $176,000, or 0.9%, compared to $19.3 million for the quarter ended September 30, 2023. The decrease in net interest income is largely due to increased cost of deposits resulting from deposit growth and higher interest rates. As a result of the community bank having higher average loans than deposits for the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023, intrabank interest expense for the community bank was $5.5 million for the quarter ended September 30, 2024, compared to intrabank interest expense of $3.0 million for the quarter ended September 30, 2023. There was a provision recapture for credit losses - loans for the community bank of $519,000 for the quarter ended September 30, 2024, compared to a provision expense of $664,000 for the quarter ended September 30, 2023; the recapture in the current period was largely due to a recapture of a specific allowance and a change in remaining average lives of community bank loans. Net charge-offs to average loans for the community bank segment increased to 0.08% from 0.00% for the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023. Noninterest income for the community bank was $1.1 million, for the quarter ended September 30, 2024, a decrease of $67,000, or 5.8%, compared to $1.2 million for the quarter ended September 30, 2023. Noninterest expenses for the community bank decreased $726,000, or 7.2%, to $9.3 million as of September 30, 2024, compared to $10.1 million as of September 30, 2023. The decrease in noninterest expense is largely due to lower legal and professional expenses as some of our risk management infrastructure projects are being completed; however we continue to invest in our infrastructure and the automation of our processes so that they are scalable.

CCBX
Net interest income for CCBX was $49.6 million for the quarter ended September 30, 2024, an increase of $8.6 million, or 21.1%, compared to $41.0 million for the quarter ended September 30, 2023. The increase in net interest income is due to loan growth and higher interest rates from active CCBX relationships. During the quarter ended September 30, 2024 we sold $423.7 million in CCBX loans as part of our strategy to optimize our CCBX portfolio and manage credit quality, portfolio limits and partner limits. We are retaining a portion of the transaction processing fee income on sold credit card balances which provides an on-going passive income without balance sheet risk. As a result of having higher average deposits than loans for the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 intrabank interest income for CCBX was $6.8 million for the quarter ended September 30, 2024, compared to $5.1 million for the quarter ended September 30, 2023. Provision for credit losses - loans was $72.1 million as a result of loan origination growth and and the mix of loans with increased loss rates for the quarter ended September 30, 2024, compared to $26.5 million for the quarter ended September 30, 2023. CCBX partner agreements provide for credit enhancements that cover $47.8 million, or 97.8% of total gross charge-offs on CCBX loans for the quarter ended September 30, 2024. The $72.1 million provision on CCBX loans includes $70.3 million for partner loans with credit enhancement on them and $1.8 million on CCBX loans that the Company is responsible for. In accordance with the program agreement, the Company was responsible for credit losses on approximately 5% of a $400.8 million loan portfolio, or $19.8 million in partner loans at September 30, 2024. Noninterest income for CCBX was $78.6 million for the quarter ended September 30, 2024, an increase of $45.3 million, or 136.2%, compared to $33.3 million for the quarter ended September 30, 2023, due to an increase of $44.2 million in BaaS credit enhancements to establish a credit enhancement asset for future credit losses due from our CCBX partners and $2.0 million in BaaS program income, which was the result of increased activity with broker dealers and digital financial service providers, partially offset by a $766,000 decrease in BaaS fraud enhancements as a result of lower fraud. Noninterest expenses for CCBX increased $9.0 million, or 23.4%, to $47.6 million as of September 30, 2024, compared to $38.6 million as of September 30, 2023. The increase in noninterest expense is largely due to loan growth resulting in an increase in BaaS loan expense and overall growth resulting in increased salaries and benefits, partially offset by a decrease in legal and professional fees, as some of our risk management infrastructure projects are being completed, and BaaS fraud expense for the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023. For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”
Treasury & Administration
Net interest income for treasury & administration was $3.5 million for the quarter ended September 30, 2024, an increase of $1.5 million, or 75.5%, compared to $2.0 million for the quarter ended September 30, 2023, as a result of increased interest rates. Noninterest income increased $210,000, or 173.6%, to $331,000 for the quarter ended September 30, 2024, compared to $121,000 for the quarter ended September 30, 2023. Noninterest expense was $8.7 million for the quarter ended September 30, 2024 and $7.9 million for the quarter ended September 30, 2023 with the increase in data processing and software license expense as a result of growth.
Comparison of the nine months ended September 30, 2024 to the comparable period in the prior year
Community Bank
Net interest income for the community bank was $56.0 million for the nine months ended September 30, 2024, a decrease of $4.3 million, or 7.1%, compared to $60.3 million for the nine months ended September 30, 2023. The decrease in net interest income is largely due to increased interest expense on deposit accounts due to higher interest rates, partially offset by an increase in interest on loans receivable resulting from growth and higher loan yield. As a result of the community bank having higher average loans than deposits for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, intrabank interest expense for the community bank was $17.0 million for the nine months ended September 30, 2024, compared to intrabank interest expense of $6.6 million for the nine months ended September 30, 2023. There was a recapture of the provision for credit losses - loans for the community bank of $1.1 million for the nine months ended September 30, 2024, compared to a provision for credit losses of $1.0 million for the nine months ended September 30, 2023. Net charge-offs to average loans for the community bank segment have remained consistently low and was 0.03% and 0.00% for the nine months ended September 30, 2024, and 2023, respectively. Noninterest income for the community bank was $3.3 million for the nine months ended September 30, 2024, a decrease of $526,000, or 13.6%, compared to $3.9 million for the nine months ended September 30, 2023. Loan referral fees decreased $515,000 for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The recognition of loan referral fees fluctuates in response to market conditions and as a result we may recognize more or less, or may not recognize any, loan referral fees in some periods. Noninterest expenses for the community bank decreased $1.5 million, or 5.3%, to $27.2 million as of September 30, 2024, compared to $28.7 million as of September 30, 2023. The decrease in noninterest expense is largely due to lower legal and professional expenses as some of our risk management infrastructure projects are being completed. We continue to invest in our infrastructure and the automation of our processes so that they are scalable.
CCBX
Net interest income for CCBX was $133.9 million for the nine months ended September 30, 2024, an increase of $20.4 million, or 18.0%, compared to $113.5 million for the nine months ended September 30, 2023. The increase in net interest income is due to loan growth from active CCBX relationships. During the nine months ended September 30, 2024, we sold $679.4 million in CCBX loans as part of our strategy to optimize our CCBX portfolio, manage credit quality, portfolio limits and partner limits. We are retaining a portion of the transaction processing fee income on sold credit card balances which provides on-going passive income without balance sheet risk. As a result of having higher average deposits than loans for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 intrabank interest income for CCBX was $23.2 million for the nine months ended September 30, 2024, compared to $11.2 million for the nine months ended September 30, 2023. Provision for credit losses - loans was $214.1 million for the nine months ended September 30, 2024, compared to $122.3 million for the nine months ended September 30, 2023, as a result of loan origination growth and as a result of the mix of loan balances with increased loss rates which has impacted the allowance calculation. Noninterest income for CCBX was $233.0 million for the nine months ended September 30, 2024, an increase of $94.9 million, or 68.7%, compared to $138.1 million for the nine months ended September 30, 2023, due to an increase of $91.4 million in BaaS credit enhancements related to the allowance for credit losses, $5.4 million increase in total BaaS program income, which was the result of increased activity with our CCBX partners partially offset by a $1.6 million decrease in BaaS fraud enhancements as a result of lower fraud. Noninterest expenses for CCBX increased $26.2 million, or 25.7%, to $128.4 million as of September 30, 2024, compared to $102.2 million as of September 30, 2023. The increase in noninterest expense is largely due to growth from active CCBX relationships resulting in an increase in BaaS loan expense and increased salaries and benefits, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”
Treasury & Administration
Net interest income for treasury & administration was $9.5 million for the nine months ended September 30, 2024, an increase of $4.2 million, or 81.1%, compared to $5.2 million for the nine months ended September 30, 2023, as a result of increased interest rates. Noninterest income increased $82,000, or 15.7%, to $603,000 for the nine months ended September 30, 2024, compared to $521,000 for the nine months ended September 30, 2023. Noninterest expense increased

$2.7 million, or 12.0%, to $24.8 million for the nine months ended September 30, 2024, compared to $22.1 million for the nine months ended September 30, 2023, largely as a result of increased data processing and software license expense as a result of growth, partially offset by the $1.2 million credit in excise taxes due to the refund from the State of Washington as a result of an apportionment study we completed to quantify revenue earned outside of the state of Washington.
Financial Condition
Our total assets increased $312.5 million, or 8.3%, to $4.07 billion at September 30, 2024 from $3.75 billion at December 31, 2023. The increase is primarily the result of $392.7 million increase in loans receivable offset by a decrease of $99.5 million in AFS securities during the nine months ended September 30, 2024.
Loans Held For Sale
During the nine months ended September 30, 2024, $686.9 million in CCBX loans were transferred to loans held for sale, with $679.4 million in loans sold. As of September 30, 2024 there were $7.6 million in loans held for sale and none as of December 31, 2023. We will continue to sell loans back to the originating partner as part of our strategy to optimize our CCBX portfolio, manage credit quality, portfolio limits and partner limits. Additionally, we are retaining a portion of the fee income for our role in processing transactions on sold credit card balances. This is expected to provide an on-going and passive revenue stream with no on balance sheet risk.
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
As of September 30, 2024, loans receivable totaled $3.42 billion, an increase of $392.7 million, or 13.0%, compared to December 31, 2023. Total loans receivable is net of $7.2 million in net deferred origination fees. The increase includes gross CCBX loan growth of $325.5 million, or 27.2%, and gross community bank loan growth of $67.2 million, or 3.7%.
Loans as a percentage of deposits were 94.5% as of September 30, 2024, compared to 90.1% as of December 31, 2023. We remain focused on serving our communities and markets by growing loans and funding those loans with customer deposits.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30, 2024		As of December 31, 2023
(dollars in thousands; unaudited)	Amount	Percent	Amount	Percent
Commercial and industrial loans:
Capital call lines	$103,924	3.0%	$87,494	2.9%
All other commercial & industrial loans	188,655	5.5	203,800	6.7
Total commercial and industrial loans:	292,579	8.5	291,294	9.6
Real estate loans:
Construction, land and land development	163,051	4.8	157,100	5.2
Residential real estate	477,869	13.9	463,426	15.3
Commercial real estate	1,362,452	39.8	1,303,533	43.0
Consumer and other loans	1,130,092	33.0	818,039	26.9
Gross loans receivable	3,426,043	100.0%	3,033,392	100.0%
Net deferred origination fees	(7,211)		(7,300)
Loans receivable	$3,418,832		$3,026,092
Loan Yield (1)	11.43%		10.71%
(1)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.

The following tables detail the loans by segment which are included in the total loan portfolio table above:

Community Bank	As of
	September 30, 2024		December 31, 2023
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Commercial and industrial loans	$152,161	8.0%	$149,502	8.2%
Real estate loans:
Construction, land and land development loans	163,051	8.6	157,100	8.5
Residential real estate loans	212,467	11.2	225,391	12.3
Commercial real estate loans	1,362,452	71.5	1,303,533	70.9
Consumer and other loans:
Other consumer and other loans	14,173	0.7	1,628	0.1
Gross Community Bank loans receivable	1,904,304	100.0%	1,837,154	100.0%
Net deferred origination fees	(6,764)		(7,000)
Loans receivable	$1,897,540		$1,830,154
Loan Yield(1)	6.64%		6.32%
(1)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.

CCBX	As of
	September 30, 2024		December 31, 2023
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Capital call lines	$103,924	6.8%	$87,494	7.3%
All other commercial & industrial loans	36,494	2.4	54,298	4.5
Real estate loans:
Residential real estate loans	265,402	17.5	238,035	19.9
Consumer and other loans:
Credit cards	633,691	41.6	505,837	42.3
Other consumer and other loans	482,228	31.7	310,574	26.0
Gross CCBX loans receivable	1,521,739	100.0%	1,196,238	100.0%
Net deferred origination (fees) costs	(447)		(300)
Loans receivable	$1,521,292		$1,195,938
Loan Yield - CCBX (1)(2)	17.35%		17.36%
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
Commercial and Industrial Loans. Commercial and industrial loans increased $1.3 million, or 0.4%, to $292.6 million as of September 30, 2024, from $291.3 million as of December 31, 2023. The increase in commercial and industrial loans receivable over December 31, 2023 was due to an increase of $16.4 million in capital call lines partially offset by a $15.1 million decrease in other commercial and industrial loans.
Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory or equipment, and we generally obtain personal guarantees on these loans. Commercial and industrial loans includes $48.6 million in loans to financial institutions as of September 30, 2024 and December 31, 2023.

Included in the commercial and industrial loan balance is $103.9 million and $87.5 million in capital call lines resulting from relationships with our CCBX partners as of September 30, 2024 and December 31, 2023, respectively, and $36.5 million and $54.3 million in CCBX other commercial loans as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 there was $152.2 million in community bank commercial and industrial loans compared to $149.5 million at December 31, 2023.
Construction, Land and Land Development Loans. Construction, land and land development loans increased $6.0 million, or 3.8%, to $163.1 million as of September 30, 2024, from $157.1 million as of December 31, 2023. The increase is attributed to some new construction and development projects.
Unfunded loan commitments for construction, land and land development loans were $63.5 million at September 30, 2024, compared to $113.5 million at December 31, 2023. Although we have seen a strong commercial and residential real estate market in the Puget Sound region thus far in 2024, the economic environment is continuously changing with bank failures and mergers, inflation, higher interest rates, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters and trade issues that have resulted in economic uncertainty and slowing in construction lending.
Construction, land and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing these loans are primarily located in the Puget Sound region and are comprised of both residential and commercial properties, including owner occupied properties and investor properties. As of September 30, 2024, construction, land and land development loans included $97.8 million in commercial construction loans, $35.8 million in residential construction loans, $20.8 million in other construction, land and land development loans and $8.6 million in undeveloped land loans, compared to $81.5 million in commercial construction loans, $7.9 million in undeveloped land loans, $34.2 million in residential construction loans and $33.5 million in other construction, land and land development loans as of December 31, 2023.
Residential Real Estate Loans. Our one-to-four family residential real estate loans increased $14.4 million, or 3.1%, to $477.9 million as of September 30, 2024, from $463.4 million as of December 31, 2023 due to an increase of $27.4 million in CCBX loans combined with an decrease of $12.9 million in community bank loans.
As of September 30, 2024, there were $265.4 million in CCBX home equity loans included in residential real estate, compared to $238.0 million at December 31, 2023, as a result of increased activity. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card.
In the past, we have purchased residential mortgages originated through other financial institutions to hold for investment for purposes of diversifying our residential mortgage loan portfolio, meeting certain regulatory requirements and increasing our interest income. We last purchased residential mortgage loans in 2018. As of September 30, 2024 and December 31, 2023, we held $6.2 million and $8.1 million, respectively, in purchased residential real estate mortgage loans. These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards.
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
Commercial Real Estate Loans. Commercial real estate loans increased $58.9 million, or 4.5%, to $1.36 billion as of September 30, 2024, from $1.30 billion as of December 31, 2023.
These increases, which occurred across the various segments of our community bank portfolio, were due to our commitment to grow the portfolio in the Puget Sound region. We actively seek commercial real estate loans in our markets and our lenders are experienced in competing for these loans and managing these relationships.

We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, low rise office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10 to 25 year period with balloon payments due at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates. At September 30, 2024, approximately 34.3% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 39.8% of our loan portfolio at September 30, 2024 and are a large source of revenue. As of September 30, 2024, we held $19.1 million in purchased commercial real estate loans, compared to $43.0 million at December 31, 2023. Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans, and remains diligent in communicating and proactively working with borrowers to help mitigate potential credit deterioration.
Consumer and Other. Consumer and other loans increased $312.2 million, or 38.2%, to $1.13 billion, from $818.0 million as of December 31, 2023, as a result of growth in CCBX loans originated through our partners.
CCBX consumer loans totaled $1.12 billion as of September 30, 2024, compared to $816.4 million at December 31, 2023. CCBX consumer loans include installment loans, credit cards, lines of credit and other loans. Our community bank consumer and other loans totaled $14.2 million as of September 30, 2024, compared to $1.6 million at December 31, 2023 and are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans.
Industry Exposure and Categories of Loans
We have a diversified loan portfolio, representing a wide variety of industries. Our major categories of loans are commercial real estate, consumer and other loans, residential real estate, commercial and industrial, and construction, land and land development loans. Together they represent $3.43 billion in outstanding loan balances. When combined with $2.29 billion in unused commitments the total of these categories is $5.72 billion. However, total exposure on CCBX loans is subject to portfolio and partner maximum limits and adjusted for those limits, unused commitments are limited to $731.3 million. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our community bank loan commitments by industry for our commercial real estate portfolio as of September 30, 2024:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Community bank commercial real estate loans
Apartments	$382,498	$5,685	$388,183	6.8%	$3,714	103
Hotel/Motel	155,441	189	155,630	2.7	6,758	23
Convenience Store	142,366	614	142,980	2.5	2,296	62
Office	123,423	8,204	131,627	2.3	1,371	90
Warehouse	102,818	2,000	104,818	1.8	1,743	59
Retail	107,934	620	108,554	1.9	1,018	106
Mixed use	93,490	5,273	98,763	1.7	1,154	81
Mini Storage	79,395	14,330	93,725	1.7	3,452	23
Strip Mall	44,089	—	44,089	0.8	6,298	7
Manufacturing	34,599	1,200	35,799	0.6	1,193	29
Groups < 0.70% of total	96,399	3,392	99,791	1.8	1,205	80
Total	$1,362,452	$41,507	$1,403,959	24.6%	$2,055	663

As illustrated in the table below, our CCBX partners originate a large number of mostly smaller dollar loans, resulting in an average consumer loan balance of just $900.
The following table summarizes our loan commitments by category for our consumer and other loan portfolio as of September 30, 2024:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX consumer loans
Credit cards	$633,691	$1,055,684	$1,689,375	29.5%	$1.7	369,404
Installment loans	471,813	7,112	478,925	8.4	0.9	513,897
Lines of credit	1,362	—	1,362	0.0	2.4	558
Other loans	9,053	—	9,053	0.2	—	365,834
Community bank consumer loans
Installment loans	1,291	1	1,292	0.0	51.6	25
Lines of credit	194	365	559	0.0	6.1	32
Other loans	12,688	3,000	15,688	0.3	32.5	390
Total	$1,130,092	$1,066,162	$2,196,254	38.4%	$0.9	1,250,140
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our loan commitments by category for our residential real estate portfolio as of September 30, 2024:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX residential real estate loans
Home equity line of credit	$265,402	$472,385	$737,787	12.9%	$25	10,742
Community bank residential real estate loans
Closed end, secured by first liens	176,066	2,961	179,027	3.1	555	317
Home equity line of credit	25,427	46,515	71,942	1.3	106	239
Closed end, second liens	10,974	925	11,899	0.2	366	30
Total	$477,869	$522,786	$1,000,655	17.5%	$42	11,328
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.

The following table summarizes our loan commitments by industry for our commercial and industrial loan portfolio as of September 30, 2024:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Consolidated C&I loans
Capital Call Lines	$103,924	$504,561	$608,485	10.6%	$764	136
Construction/Contractor Services	27,463	34,658	62,121	1.1	136	202
Financial Institutions	48,648	—	48,648	0.9	4,054	12
Retail	33,003	5,725	38,728	0.7	15	2,247
Manufacturing	6,124	5,460	11,584	0.2	149	41
Medical / Dental / Other Care	6,864	2,731	9,595	0.2	528	13
Groups < 0.20% of total	66,553	45,299	111,852	2.0	58	1,143
Total	$292,579	$598,434	$891,013	15.6%	$77	3,794
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table details our community bank loan commitments by category for our construction, land and land development loan portfolio as of September 30, 2024:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Community bank construction, land and land development loans
Commercial construction	$97,792	$41,521	$139,313	2.5%	$7,522	13
Residential construction	35,822	16,846	52,668	0.9	1,990	18
Developed land loans	14,863	723	15,586	0.3	743	20
Undeveloped land loans	8,606	4,086	12,692	0.2	574	15
Land development	5,968	345	6,313	0.1	597	10
Total	$163,051	$63,521	$226,572	4.0%	$2,145	76

Nonperforming Assets
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by applicable regulations. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. Installment (closed end) consumer loans and revolving (open-ended loans, such as credit cards) originated through CCBX partners typically continue to accrue interest until they are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards). These consumer loans are reported out as substandard loans, 90+ days past due and still accruing. As a result of the type of loans (primarily consumer loans) originated through our CCBX partners, we anticipate that balances 90 days past due or more and still accruing will increase as those loans grow. Some CCBX partners have instituted a collection practice that places certain loans on nonaccrual status to improve collectibility. As of September 30, 2024, $17.0 million in CCBX nonaccrual loans were less than 90 days past due.
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

We had $66.4 million in nonperforming assets as of September 30, 2024, compared to $53.8 million as of December 31, 2023. This includes $45.3 million in CCBX loans more than 90 days past due and still accruing interest as of September 30, 2024, compared to $46.5 million at December 31, 2023. All of our nonperforming assets were nonperforming loans as of September 30, 2024 and December 31, 2023. The increase in nonperforming assets was due to an increase in CCBX nonaccrual loans of $20.0 million as a result of a new collection practice that places certain loans on nonaccrual status to improve collectibility, $17.0 million of these loans are less than 90 days past due as of September 30, 2024. This increase was partially offset by a $1.3 million decrease in CCBX partner loans that are 90 days or more past due and still accruing interest, and a decrease in community bank nonaccrual loans of $6.2 million during the nine months ended September 30, 2024. The balance of our nonperforming assets increased as a result of certain CCBX loans that are less than 90 days past due being placed on nonaccrual status. Our nonperforming loans to loans receivable ratio was 1.94% at September 30, 2024, compared to 1.78% at December 31, 2023.
Our community bank credit quality remains strong, as demonstrated by the low level of community bank nonperforming loan balances for the nine months ended September 30, 2024. CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses, when accruing consumer loans originated through CCBX partners are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards). CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio.

The following table presents information regarding nonperforming assets at the dates indicated:

(dollars in thousands; unaudited)	September 30, 2024	December 31, 2023
Nonaccrual loans:
Commercial and industrial loans	$531	$—
Real estate loans:
Construction, land and land development	—	—
Residential real estate	44	170
Commercial real estate	831	7,145
Consumer and other loans:
Credit cards	7,987	—
Other consumer and other loans	11,713	—
Total nonaccrual loans	21,106	7,315
Accruing loans past due 90 days or more:
Commercial & industrial loans	1,566	2,086
Real estate loans:
Residential real estate loans	3,025	1,115
Consumer and other loans:
Credit cards	34,562	34,835
Other consumer and other loans	6,111	8,488
Total accruing loans past due 90 days or more	45,264	46,524
Total nonperforming loans	66,370	53,839
Real estate owned	—	—
Repossessed assets	—	—
Modified loans for borrowers experiencing financial difficulty	—	—
Total nonperforming assets	$66,370	$53,839
Total nonaccrual loans to loans receivable	0.62%	0.24%
Total nonperforming loans to loans receivable	1.94%	1.78%
Total nonperforming assets to total assets	1.63%	1.43%

The following tables detail nonperforming assets by segment which are included in the total nonperforming assets table above:

Community Bank	As of
(dollars in thousands; unaudited)	September 30, 2024	December 31, 2023
Nonaccrual loans:
Commercial and industrial loans	$198	$—
Real estate:
Construction, land and land development	—	—
Residential real estate	44	170
Commercial real estate	831	7,145
Total nonaccrual loans	1,073	7,315
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	—	—
Total nonperforming loans	1,073	7,315
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$1,073	$7,315
Total nonperforming community bank loans to total loans receivable	0.03%	0.24%

CCBX	As of
(dollars in thousands; unaudited)	September 30, 2024	December 31, 2023
Nonaccrual loans:
Commercial and industrial loans:
All other commercial & industrial loans	$333	$—
Consumer and other loans:
Credit cards	$7,987	$—
Other consumer and other loans	11,713	—
Total nonaccrual loans	20,033	—
Accruing loans past due 90 days or more:
Commercial & industrial loans	1,566	2,086
Real estate loans:
Residential real estate loans	3,025	1,115
Consumer and other loans:
Credit cards	34,562	34,835
Other consumer and other loans	6,111	8,488
Total accruing loans past due 90 days or more	45,264	46,524
Total nonperforming loans	65,297	46,524
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$65,297	$46,524
Total nonperforming CCBX loans to total loans receivable	1.91%	1.54%
As of September 30, 2024, $63.7 million of the $65.3 million in nonperforming CCBX loans were covered by CCBX partner credit enhancements. Agreements with our CCBX partners provide for a credit enhancement which protects the

Bank by indemnifying or reimbursing incurred losses. Under the agreement, the CCBX partner will indemnify or reimburse the Bank for its loss/charge-off on these loans.
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
As of September 30, 2024, the allowance for credit losses totaled $170.3 million, or 4.98% of total loans. As of December 31, 2023, the allowance for credit losses totaled $117.0 million, or 3.86% of total loans.
The increase in the Company’s allowance for credit losses for the nine months ended September 30, 2024 compared to December 31, 2023, is largely related to the provision for CCBX partner loans. During the nine months ended September 30, 2024, a $214.1 million provision for credit losses - loans was recorded for CCBX partner loans based on management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a recapture for credit losses - loans of $1.1 million was needed for the nine months ended September 30, 2024, largely due to a recapture of a specific allowance and a change in the average remaining life of community bank loans. The economic environment is continuously changing with bank failures and mergers, inflation, higher interest rates, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters, and trade issues that have resulted in economic uncertainty. As described above, CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses.

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
The following table presents, as of and for the periods indicated, net charge-off information by segment:

	Three Months Ended
	September 30, 2024			September 30, 2023
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$398	$52,907	$53,305	$3	$37,876	$37,879
Gross recoveries	(3)	(4,066)	(4,069)	(3)	(1,042)	(1,045)
Net charge-offs	$395	$48,841	$49,236	$—	$36,834	$36,834
Net charge-offs to average loans (1)	0.08%	12.52%	5.65%	0.00%	11.16%	4.77%
% of CCBX charge-offs covered by credit enhancement		97.8%			98.4%
(1)Annualized calculations shown for periods presented.

	Nine Months Ended
	September 30, 2024			September 30, 2023
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$415	$167,091	$167,506	$62	$104,283	$104,345
Gross recoveries	(11)	(7,807)	(7,818)	(8)	(4,242)	(4,250)
Net charge-offs	$404	$159,284	$159,688	$54	$100,041	$100,095
Net charge-offs to average loans (1)	0.03%	15.26%	6.49%	0.00%	11.01%	4.59%
% of CCBX charge-offs covered by credit enhancement		97.2%			97.9%
(1)Annualized calculations shown for periods presented.
The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(dollars in thousands; unaudited)	2024	2023	2024	2023
Allowance at beginning of period	$147,914	$110,762	$116,958	$74,029
Impact of adopting CECL (ASC 326)	—	—	—	3,852
Provision for credit losses	71,585	27,157	212,993	123,299
Charge-offs:
Commercial and industrial loans	3,852	2,328	12,419	3,515
Residential real estate	1,290	1,476	3,297	3,158
Commercial real estate	223	—	223	—
Consumer and other	47,940	34,075	151,567	97,672
Total charge-offs	53,305	37,879	167,506	104,345
Recoveries:
Commercial and industrial loans	390	1	804	4
Residential real estate	3	2	7	2
Consumer and other	3,676	1,042	7,007	4,244
Total recoveries	4,069	1,045	7,818	4,250
Net charge-offs	49,236	36,834	159,688	100,095
Allowance at end of period	$170,263	$101,085	$170,263	$101,085
Allowance for credit losses to nonaccrual loans	806.70%	1380.38%	806.70%	1380.38%
Allowance to nonperforming loans	256.54%	232.17%	256.54%	232.17%
Allowance to loans receivable	4.98%	3.41%	4.98%	3.41%

The allowance for credit losses to nonaccrual loans ratio decreased as of September 30, 2024, compared to September 30, 2023 as a result of an increase in nonaccrual loans of $13.8 million due to an increase in CCBX nonaccrual loans as a result of a new collection practice that places certain loans on nonaccrual status to improve collectibility, partially offset by a decrease in nonaccrual community bank loans. The allowance for credit losses increased $69.2 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, largely due to the increase in loans originated through our CCBX partners. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses. CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio. Net charge-offs on CCBX loans for the three and nine months ended September 30, 2024 that were covered by credit enhancements were $47.8 million and $162.7 million respectively. At September 30, 2024, the allowance for credit losses for CCBX partner loans totaled $150.1 million, compared to $95.4 million at December 31, 2023.
The following table presents the loans receivable and allowance for credit losses by segment for the periods indicated:

	As of September 30, 2024			As of December 31, 2023
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Loans receivable	$1,897,540	$1,521,292	$3,418,832	$1,830,154	$1,195,938	$3,026,092
Allowance for credit losses	(20,132)	(150,131)	(170,263)	(21,595)	(95,363)	(116,958)
Allowance for credit losses to total loans receivable	1.06%	9.87%	4.98%	1.18%	7.97%	3.86%
Although we believe that we have established our allowance for credit losses in accordance with GAAP and that the allowance for credit losses was adequate to provide for expected losses in the portfolio at all times shown above, future provisions for credit losses will be subject to ongoing evaluations of the risks in our loan portfolio. We continue to have a low level of community bank charge-offs and nonperforming loans, however, the economic environment is continuously changing with potential for bank failures and mergers, inflation, higher interest rates, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters and trade issues that have resulted in economic uncertainty. If economic conditions worsen then Washington state and Puget Sound region may experience a more severe economic downturn, and our asset quality could deteriorate, which may require material additional provisions for credit losses.
Securities
We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits, for CRA purposes or other business purposes. At September 30, 2024, our securities portfolio was invested in U.S. Agency collateralized mortgage obligations and U.S. Agency residential mortgage-backed securities. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At September 30, 2024, our loan-to-deposit ratio was 94.5% due to our growth in both loans and deposits. When our securities portfolio represents less than 5% of assets we focus on liquid securities. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we may invest excess funds to provide a higher return.
As of September 30, 2024, the amortized cost of our investment securities totaled $48.6 million, a decrease of $102.3 million, or 67.8%, compared to $150.9 million as of December 31, 2023. The decrease in the securities portfolio was due to $100.0 million of securities in the AFS portfolio maturing during the nine months ended September 30, 2024 partially offset by the purchase of HTM securities for CRA purposes.
Our investment portfolio consists of only $38,000 in securities classified as AFS and $48.6 million in held-to-maturity. The carrying values of our investment securities classified as AFS are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. As of September 30, 2024, our AFS portfolio has an unrealized loss of $2,000, compared to an unrealized loss of $537,000 as of December 31, 2023.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of September 30, 2024		As of December 31, 2023
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$99,996	$99,461
U.S. Agency collateralized mortgage obligations	40	38	45	43
Total available-for-sale securities	40	38	100,041	99,504
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	48,582	49,159	50,860	51,041
Total held-to-maturity securities	48,582	49,159	50,860	51,041
Total investment securities	$48,622	$49,197	$150,901	$150,545
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
•As of September 30, 2024 and December 31, 2023, we had a $2.2 million equity interest in a specialized bank technology company.
•We had a $350,000 equity interest in a technology company as of September 30, 2024 and December 31, 2023.
•We had a $47,000 and $50,000 equity interest in an additional technology company as of September 30, 2024 and December 31, 2023, respectively.
The following table shows the activity in equity investments without a readily determinable fair value for the dates shown:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands; unaudited)	2024	2023	2024	2023
Carrying value, beginning of period	$2,622	$2,572	$2,622	$2,572
Purchases	—	—	—	—
Observable price change	(3)	—	(3)	—
Carrying value, end of period	$2,619	$2,572	$2,619	$2,572
We invest in investment funds that are accelerating technology adoption by banks. These equity investments are held at fair value as reported by the funds. During the nine months ended September 30, 2024, we had a net capital return of $57,000 with investment funds designed to help accelerate technology adoption at banks, and recognized net earnings of $28,000, resulting in an equity interest of $894,000 at September 30, 2024. The Company has committed up to $530,000 in capital for these investment funds, however, the Company is not obligated to fund these commitments prior to a capital call.
The following table shows the activity in investment funds for the dates shown:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands; unaudited)	2024	2023	2024	2023
Carrying value, beginning of period	827	830	809	456
Purchases/capital calls/capital returns, net	63	(166)	57	15
Net change recognized in earnings	4	5	28	199
Carrying value, end of period	$894	$669	894	669
Other Assets
Deferred tax assets, net decreased $723,000 to $3.1 million and other assets decreased $276,000 to $11.7 million as of September 30, 2024, compared to December 31, 2023.
Deposits
We offer a variety of deposit products that have a wide range of interest rates and terms, including demand, money market, savings, and time accounts as well as IntraFi network sweep deposits. Sweep deposits enable us to provide an FDIC insured deposit option to customers that have balances in excess of the FDIC insurance limit. This service trades our customers’ funds as certificates of deposit or interest bearing demand deposits in increments under the FDIC insured amount to other participating financial institutions and in exchange we receive time deposit or interest bearing demand investments from participating financial institutions. We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels (internet and mobile), and personalized service to attract new deposits and retain existing deposits. Additionally, we offer deposit products through our CCBX segment. CCBX deposits are generally classified as interest bearing demand and money market accounts. CCBX deposit products allow us to offer a broader range of partner specific products, which include products designed to reach specific under-served or under-banked populations served by our CCBX partners.
Total deposits as of September 30, 2024 were $3.63 billion, an increase of $266.9 million, or 7.9%, compared to $3.36 billion as of December 31, 2023. The increase in deposits was largely in due to an increase of $242.0 million in CCBX deposits. Core deposits ended the quarter at $3.19 billion compared to $3.34 billion at December 31, 2023. We define core deposits as all deposits except time deposits and brokered deposits. Our cost of deposits for the community bank was 1.92% for the three months ended September 30, 2024. Additionally, as of September 30, 2024 there was $214.5 million in CCBX deposits that were transferred off balance sheet for increased FDIC insurance coverage.
Included in total deposits is $2.10 billion in CCBX deposits, an increase of $242.0 million, or 13.0%, compared to $1.86 billion as of December 31, 2023. CCBX customer deposit relationships include deposits with CCBX end customers, operating and non-operating deposit accounts. The deposits from our CCBX segment are generally classified as interest bearing demand and money market accounts.
Total noninterest bearing deposits as of September 30, 2024 were $579.4 million, a decrease of $45.8 million, or 7.3%, compared to $625.2 million as of December 31, 2023. Noninterest bearing deposits represent 16.0% and 18.6% of total deposits for September 30, 2024 and December 31, 2023, respectively. Community bank noninterest bearing deposits totaled $518.8 million and $561.6 million at September 30, 2024 and December 31, 2023, respectively.
Total interest bearing balances, excluding time deposits, as of September 30, 2024 were $3.03 billion, an increase of $315.4 million, or 11.6%, compared to $2.72 billion as of December 31, 2023. The $315.4 million increase is due to CCBX growth in interest bearing deposits combined with an increase in community bank interest bearing deposits of $70.4 million. Included in total deposits is $384.3 million in IntraFi network interest bearing demand and money market sweep accounts as of September 30, 2024, which provides our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions. The increase in community bank deposits is a result of the addition of some exception pricing tactics as a strategy at the end of the first quarter of 2024 to retain accounts and more effectively compete in the market, increased community bank deposits in the second and third quarters of 2024.
Total time deposit balances as of September 30, 2024 were $15.7 million, a decrease of $2.7 million, or 14.5%, from $18.4 million as of December 31, 2023. The decrease is due to our focus on core deposits and letting higher rate time deposits run off as they mature. We have seen competitors increase rates on time deposits, and have not globally matched their rates in response as we focus on growing and retaining less costly core deposits.

The following table sets forth deposit balances at the dates indicated:

	As of September 30, 2024		As of December 31, 2023
(dollars in thousands; unaudited)	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
Demand, noninterest bearing	$579,427	16.0%	$625,202	18.6%
Interest bearing demand and money market	2,543,966	70.1	2,640,240	78.6
Savings	67,476	1.9	76,562	2.3
Total core deposits	3,190,869	88.0	3,342,004	99.5
Other deposits	420,727	11.6	1	—
Time deposits less than $100,000	6,305	0.2	8,109	0.2
Time deposits $100,000 and over	9,387	0.2	10,249	0.3
Total	$3,627,288	100.0%	$3,360,363	100.0%
Cost of deposits (1)	3.59%		3.36%
(1)Cost of deposits is annualized for the three months ended for each period presented.
The following tables detail the deposits for the segments which are included in the total deposit portfolio table above:

Community Bank	As of
	September 30, 2024		December 31, 2023
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$518,772	34.1%	$561,572	37.5%
Interest bearing demand and money market	552,108	36.3	846,072	56.5
Savings	62,272	4.1	71,598	4.8
Total core deposits	1,133,152	74.5	1,479,242	98.8
Other deposits	373,681	24.5	1	0.0
Time deposits less than $100,000	6,305	0.4	8,109	0.5
Time deposits $100,000 and over	9,387	0.6	10,249	0.7
Total Community Bank deposits	$1,522,525	100.0%	$1,497,601	100.0%
Cost of deposits(1)	1.92%		1.57%
(1)Cost of deposits is annualized for the three months ended for each period presented.

CCBX	As of
	September 30, 2024		December 31, 2023
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$60,655	2.9%	$63,630	3.4%
Interest bearing demand and money market	1,991,858	94.6	1,794,168	96.3
Savings	5,204	0.3	4,964	0.3
Total core deposits	2,057,717	97.8	1,862,762	100.0
Other deposits	47,046	2.2	—	—
Total CCBX deposits	$2,104,763	100.0%	$1,862,762	100.0%
Cost of deposits (1)	4.82%		4.90%
(1)Cost of deposits is annualized for the three months ended for each period presented.

The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(dollars in thousands; unaudited)	As of September 30, 2024	As of December 31, 2023
Maturity Period:
Three months or less	$2,647	$5,068
Over three through six months	2,163	1,457
Over six through twelve months	2,654	1,595
Over twelve months	1,923	2,129
Total	$9,387	$10,249
Weighted average maturity (in years)	0.80	0.75
Average deposits for the three months ended September 30, 2024 were $3.55 billion, an increase of 10.6% compared to $3.21 billion for the three months ended September 30, 2023. The increase in average deposits was primarily in interest bearing deposits. We expect deposits to increase with continued growth in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by branch managers, treasury service personnel and lenders.
The average rate paid on total deposits was 3.59% for the three months ended September 30, 2024, compared to 3.14% for the three months ended September 30, 2023. The average rate paid on interest bearing demand and money market accounts increased 0.29% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The average rate paid on other deposits increased 3.97% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The average rate paid on time deposits of less than $100,000 increased 0.32% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The average rate paid on time deposits greater than $100,000 increased 1.18% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The average rate paid on savings increased 0.12% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The overall higher average rate of 3.59% paid on interest bearing accounts in the three months ended September 30, 2024 compared to 3.14% for the three months ended September 30, 2023 is due to the continued high interest rate environment.
The average rate paid on total deposits was 3.55% for the nine months ended September 30, 2024, compared to 2.69% for the nine months ended September 30, 2023. The average rate paid on NOW and money market accounts increased 0.78% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The average rate paid on other deposits decreased 0.27% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The average rate paid on time deposits of less than $100,000 increased 0.32% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The average rate paid on time deposits greater than $100,000 increased 0.85% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The average rate paid on savings was 0.40% for the nine months ended September 30, 2024, compared to 0.22% for the nine months ended September 30, 2023. The overall higher average rate paid on interest bearing accounts in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is due to a higher interest rate environment.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
(dollars in thousands; unaudited)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)
Demand, noninterest bearing	$588,178	0.00%	$698,532	0.00%	$589,506	0.00%	$730,292	0.00%
Interest bearing demand and money market	2,512,686	4.48	2,406,709	4.18	2,412,176	4.49	2,150,947	3.72
Savings	68,070	0.41	84,775	0.29	71,192	0.40	94,092	0.22
Other deposits	370,136	3.97	1	0.00	351,186	3.82	34,720	4.08
Time deposits less than $100,000	6,399	0.75	9,260	0.43	6,963	0.63	10,529	0.32
Time deposits $100,000 and over	9,236	1.59	14,348	0.41	8,903	1.19	15,346	0.34
Total deposits	$3,554,705	3.59%	$3,213,625	3.14%	$3,439,926	3.55%	$3,035,926	2.69%
(1)Annualized calculations shown for periods presented.
The ratio of average noninterest bearing deposits to average total deposits for the three and nine months ended September 30, 2024 was 16.5% and 17.1% respectively, compared to 21.7% and 24.1% respectively, for the three and nine months ended September 30, 2023.
Uninsured Deposits
The FDIC insures our deposits up to $250,000 per depositor, per insured bank for each account ownership category. Deposits that exceed insurance limits are uninsured. At September 30, 2024, deposits totaled $3.63 billion, of which total estimated uninsured deposits were $542.2 million, or 14.9% of total deposits, compared to $558.6 million, or 16.6% of total deposits as of December 31, 2023. The Bank is using sweep deposits to provide our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.
Estimated uninsured time deposits totaled $1.1 million as of September 30, 2024. The table below shows the estimated uninsured time deposits, by account, for the maturity periods indicated:

(dollars in thousands; unaudited)	As of September 30, 2024
Maturity Period:
Three months or less	$120
Over three through six months	488
Over six through twelve months	283
Over twelve months	164
Total	$1,055
Borrowings
We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of September 30, 2024 and September 30, 2023, total borrowing capacity of $477.0 million and $442.2 million, respectively, was available under this arrangement. As of September 30, 2024 and 2023, Federal Reserve advances totaled zero. Additional loans were pledged in 2023 to significantly increase the borrowing capacity of the Bank in the event of a liquidity crisis.

Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of September 30, 2024 and September 30, 2023, we had borrowing capacity of $179.3 million and $135.7 million, respectively, with the FHLB. As of September 30, 2024 and 2023, FHLB advances totaled zero.
Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I (the “Trust”), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. Prior to June 30, 2023, the debentures bore interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. Beginning with rate adjustments subsequent to June 30, 2023, the rate is based off three-month CME Term SOFR plus 0.26%. The effective rate as of September 30, 2024 and December 31, 2023 was 7.31% and 7.75%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture, subject to Federal Reserve approval. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.
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
Liquidity and Capital Resources
Liquidity Management
Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, and operational, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity management. Deposits obtained through our CCBX segment are a significant source of liquidity for us. If a relationship with a large CCBX partner terminates, the exit of those deposits could have an adverse impact on liquidity. Partner program agreements govern the relationship and are valid for a given period of time. Prior to exiting, the partner would need to provide us adequate notice as stipulated in the agreement that they were not going to renew the program agreement and intend to move the deposits. The movement to an alternate BaaS provider is cumbersome and would be over a period of time, which would allow us the opportunity to put alternate liquidity in place; those options are more fully discussed below. As of September 30, 2024, we have two partners with deposits that are in excess of 10% of total deposits and represent 44% of total deposits.
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
The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs. The Company currently holds $5.9 million in cash for debt servicing and operating purposes. In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs.
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
As of September 30, 2024, and December 31, 2023, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control growth in order to remain in compliance with all regulatory capital standards applicable to us. In addition, the Company maintains an effective registration statement on Form S-3 with the Securities and Exchange Commission which allows the Company to raise additional capital in an amount up to $200.0 million. The Company raised $34.5 million in December 2021 under a previously filed Form S-3. The Company, through a private placement, raised $25.0 million in subordinated debt in 2021 and repaid $10.0 million of subordinated debt with the proceeds and used the remainder for general corporate purposes. On November 1, 2022 the Company, through a private placement, raised $20.0 million of subordinated debt with the proceeds to be used for general corporate purposes. The Company contributed $15.0 million of the capital raised to the Bank in March 2023.
The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes(1)		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
(dollars in thousands; unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Tier 1 Leverage Capital (to average assets)
Company	$335,417	8.40%	$159,740	4.00%	N/A	N/A
Bank Only	370,749	9.29%	159,600	4.00%	199,500	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	331,917	9.24%	161,616	4.50%	N/A	N/A
Bank Only	370,749	10.34%	161,376	4.50%	233,098	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	335,417	9.34%	215,488	6.00%	N/A	N/A
Bank Only	370,749	10.34%	215,168	6.00%	286,890	8.00%
Total Capital (to risk-weighted assets)
Company	426,899	11.89%	287,317	8.00%	N/A	N/A
Bank Only	417,165	11.63%	286,890	8.00%	358,613	10.00%
December 31, 2023
Tier 1 Leverage Capital (to average assets)
Company	$298,920	8.10%	$147,616	4.00%	N/A	N/A
Bank Only	333,848	9.06%	147,469	4.00%	184,336	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	295,450	9.10%	146,137	4.50%	N/A	N/A
Bank Only	333,848	10.30%	145,875	4.50%	210,708	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	298,920	9.20%	194,849	6.00%	N/A	N/A
Bank Only	333,848	10.30%	194,500	6.00%	259,334	8.00%
Total Capital (to risk-weighted assets)
Company	385,464	11.87%	259,799	8.00%	N/A	N/A
Bank Only	375,320	11.58%	259,334	8.00%	324,167	10.00%
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

Material Cash Requirements and Capital Resources
The following table provides the material cash requirements from known contractual and other obligations as of as of September 30, 2024:

		Payments Due by Period
(dollars in thousands; unaudited)	Total	Less than 1 Year	Over 1 year	Other (1)
Cash requirements
Time Deposits	$15,692	$11,902	$3,790	$—
Subordinated notes	45,000	—	45,000	—
Junior subordinated debentures	3,609	—	3,609	—
Deferred compensation plans	629	175	454	—
Operating and finance leases	7,677	1,026	6,651	—
Non-maturity deposits	3,190,869	—	—	3,190,869
Equity investment commitment	530	530	—	—
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
As of September 30, 2024 we had $2.29 billion in commitments to extend credit, compared to $2.34 billion as of December 31, 2023. The $52.0 million decrease is largely attributed to a $104.3 million decrease in commercial and industrial capital call line commitments and a $46.7 million decrease in commercial construction loans partially offset by a a $56.9 million increase in residential real estate commitments, related to CCBX loans, $40.7 million increase in credit cards, and an increase of $9.7 million in consumer and other loan commitments, related to CCBX consumer loans.

The following table presents commitments associated with outstanding commitments to extend credit, standby and commercial letters of credit and equity investment commitments as of the periods indicated:

(dollars in thousands; unaudited)	As of September 30, 2024	As of December 31, 2023
Commitments to extend credit:
Commercial and industrial loans	$93,873	$86,134
Commercial and industrial loans - capital call lines	504,561	608,837
Construction – commercial real estate loans	46,007	92,709
Construction – residential real estate loans	17,514	20,825
Residential real estate loans	522,786	465,887
Commercial real estate loans	41,507	54,289
Credit cards	1,055,684	1,014,959
Consumer and other loans	10,478	779
Total commitments to extend credit	$2,292,410	$2,344,419
Standby letters of credit	$992	$1,096
Equity investment commitment	$530	$653
We have portfolio limits with our each of our partners to manage loan concentration risk, liquidity risk, and counter-party partner risk. For example, as of September 30, 2024, capital call lines outstanding balance totaled $103.9 million, and while commitments totaled $504.6 million the commitments are cancelable, and are also limited to a maximum of $350.0 million by agreement with the partner. These limits allow us to manage portfolio concentrations with partners and by loan type.
The following table shows the CCBX maximum portfolio sizes by loan category as of September 30, 2024.

		As of September 30, 2024	As of December 31, 2023
(dollars in thousands; unaudited)	Type of Lending	Maximum Portfolio Size		Increase/(decrease)
Commercial and industrial loans:
Capital call lines	Business - Venture Capital	$350,000	$350,000	$—
All other commercial & industrial loans	Business - Small Business	285,153	305,905	(20,752)
Real estate loans:
Home equity lines of credit	Home Equity - Secured Credit Cards	375,000	375,000	—
Consumer and other loans:
Credit cards	Credit Cards - Primarily Consumer	807,263	756,614	50,649
Installment loans	Consumer	1,630,027	933,374	696,653
Other consumer and other loans	Consumer - Secured Credit Builder & Unsecured consumer	7,557	709,108	(701,551)
		$3,455,000	$3,430,001	$24,999
Total Existing Portfolio Size		$1,521,292	$1,195,938	$325,354
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer. As of September 30, 2024, $1.58 billion in commitments to extend credit are unconditionally cancelable, compared to $1.63 billion at December 31, 2023. The decrease in unconditionally cancelable commitments is attributed to a decrease in commitments and type and mix of the CCBX loan portfolio. Commitments that are unconditionally cancelable allow us to better manage loan growth, credit concentrations and liquidity. We also limit CCBX partners to a maximum aggregate customer loan balance originated and held on our balance sheet, as shown in the table above.
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
Selected Financial Data
The following table shows the Company’s key performance ratios for the periods indicated.

	Three Months Ended					Nine Months Ended
(unaudited)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	September 30, 2024	September 30, 2023

Return on average assets (1)	1.34%	1.21%	0.73%	0.97%	1.13%	1.10%	1.40%
Return on average equity (1)	16.67%	15.22%	9.21%	12.35%	14.60%	13.80%	17.90%
Yield on earnings assets (1)	10.79%	10.49%	10.07%	9.77%	10.08%	10.46%	9.84%
Yield on loans receivable (1)	11.43%	11.23%	10.85%	10.71%	10.84%	11.18%	10.57%
Cost of funds (1)	3.62%	3.60%	3.52%	3.39%	3.18%	3.58%	2.73%
Cost of deposits (1)	3.59%	3.58%	3.49%	3.36%	3.14%	3.55%	2.69%
Net interest margin (1)	7.41%	7.13%	6.78%	6.61%	7.10%	7.12%	7.27%
Noninterest expense to average assets (1)	6.54%	6.14%	6.04%	5.56%	6.23%	6.25%	6.02%
Noninterest income to average assets (1)	7.98%	7.30%	9.38%	6.95%	3.81%	8.20%	5.61%
Efficiency ratio	43.10%	43.19%	37.88%	41.58%	58.36%	41.36%	47.60%
Loans receivable to deposits (2)	94.46%	93.88%	92.42%	90.05%	90.19%	94.46%	90.19%
(1)Annualized calculations shown for periods presented.
(2)Including loans held for sale.
CCBX – BaaS Reporting Information
During the three and nine months ended September 30, 2024, $70.1 million was recognized in noninterest income BaaS credit enhancements related to the establishment of a credit enhancement asset for credit losses indemnified by our strategic partners and reserved for unfunded commitments for CCBX partner loans and deposits. Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by indemnifying or reimbursing incurred losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans, unfunded commitments and negative deposit accounts. When the provision for credit losses -

loans and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner legal commitment to indemnify or reimburse losses. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner or taken from the partner's cash reserve account. Agreements with our CCBX partners also provide protection to the Bank from fraud by indemnifying or reimbursing incurred fraud losses. BaaS fraud includes noncredit fraud losses on loans and deposits originated through partners. Fraud losses are recorded when incurred as losses in noninterest expense, and the enhancement received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. CCBX partners bear most of the responsibility for credit and fraud losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio. Many CCBX partners also pledge a cash reserve account at the Bank which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by indemnifying or reimbursing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligation then the Bank would be exposed to additional loan and deposit losses if the cash flows on the loans were not sufficient to fund the reimbursement of loan losses, as a result of this counterparty risk. If a CCBX partner does not replenish their cash reserve account the Bank may consider an alternative plan for funding the cash reserve. This may involve the possibility of adjusting the funding amounts or timelines to better align with the partner's specific situation. If a mutually agreeable funding plan is not achieved then the Bank could declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. The Bank would evaluate any remaining credit enhancement asset from the CCBX partner in the event the partner failed to determine if a write-off is appropriate. If a write-off occurs the Bank would retain the full yield and any fee income on the loan portfolio going forward, and our BaaS loan expense would decrease once default occurred and payments to the CCBX partner were stopped.
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
The following table illustrates how CCBX partner loan income and expenses are recorded in the financial statements:

Loan income and related loan expense	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
BaaS loan interest income	$67,692	$56,279	$182,463	$152,131
Less: BaaS loan expense	32,612	23,003	86,525	62,590
Net BaaS loan income (2)	35,080	33,276	95,938	89,541
Net BaaS loan income divided by average BaaS loans (1)(2)	8.99%	10.08%	9.19%	9.85%
Yield on loans (1)	17.35%	17.05%	17.48%	16.74%
(1)Annualized calculations shown for periods presented.
(2)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
The increased activity of CCBX partners has resulted in increases in direct fees, expenses and interest for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. The following tables are a summary of the direct fees, expenses and interest components of BaaS for the periods indicated and are not inclusive of all income and expense related to BaaS.

Interest income	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Loan interest income	$67,692	$56,279	$182,463	$152,131
Total BaaS interest income	$67,692	$56,279	$182,463	$152,131

Interest expense	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
BaaS interest expense	$24,819	$20,384	$71,792	$49,820
Total BaaS interest expense	$24,819	$20,384	$71,792	$49,820

	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
BaaS program income:
Servicing and other BaaS fees	$1,044	$997	$3,700	$2,840
Transaction fees	1,696	1,036	4,127	3,005
Interchange fees	1,853	1,216	5,017	2,980
Reimbursement of expenses	1,843	1,152	4,513	3,099
BaaS program income	6,436	4,401	17,357	11,924
BaaS indemnification income:
BaaS credit enhancements	70,108	25,926	210,742	119,315
BaaS fraud enhancements	2,084	2,850	4,791	6,386
BaaS indemnification income	72,192	28,776	215,533	125,701
Total noninterest BaaS income	$78,628	$33,177	$232,890	$137,625
Servicing and other BaaS fees increased $47,000 and $860,000 in the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively, while transaction fees and interchange fees increased $1.3 million and $3.2 million, in the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively. We expect servicing and other BaaS fees to decrease and transaction and interchange fees to increase as partner activity grows and contracted minimum fees are replaced with recurring fees, which exceed those minimum fees. Additionally, we expect reimbursement of expenses to increase as we continue to bill partners for incurred expenses.

	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
BaaS loan and fraud expense:
BaaS loan expense	$32,612	$23,003	$86,525	$62,590
BaaS fraud expense	2,084	2,850	4,791	6,386
Total BaaS loan and fraud expense	$34,696	$25,853	$91,316	$68,976
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
Reconciliations of the GAAP and non-GAAP measures are presented in the following table.

	As of and for the Three Months Ended		As of and for the Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net BaaS loan income divided by average CCBX loans:
CCBX loan yield (GAAP)(1)	17.35%	17.05%	17.48%	16.74%
Total average CCBX loans receivable	$1,552,443	$1,309,380	$1,394,127	$1,215,224
Interest and earned fee income on CCBX loans (GAAP)	67,692	56,279	182,463	152,131
BaaS loan expense	(32,612)	(23,003)	(86,525)	(62,590)
Net BaaS loan income	$35,080	$33,276	$95,938	$89,541
Net BaaS loan income divided by average CCBX loans (1)	8.99%	10.08%	9.19%	9.85%

Net interest margin, net of BaaS loan expense:
CCBX interest margin (1)	9.64%	9.66%	9.11%	10.05%
CCBX earning assets	2,048,918	1,684,012	1,962,338	1,509,911
Net interest income	49,637	40,990	133,885	113,545
Less: BaaS loan expense	(32,612)	(23,003)	(86,525)	(62,590)
Net interest income, net of BaaS loan expense	$17,025	$17,987	$47,360	$50,955
CCBX net interest margin, net of BaaS loan expense (1)	3.31%	4.24%	3.22%	4.51%
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
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decrease in current fair market values. Our objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. The FOMC raised interest rates 0.25% in mid-March 2022, 1.25% in the second quarter of 2022, 1.50% in the third quarter of 2022, 1.25% in the fourth quarter of 2022, 0.50% in the first quarter 2023, and 0.25% in the second quarter 2023 and 0.25% in the third quarter of 2023. During the third quarter 2024, the FOMC lowered interest rates, for the first time since 2023, by 0.50% resulting with a Fed Funds target rate of 5.00%. The timing and magnitude of any future and potential rate changes, expected to be further rate cuts, remains uncertain but will likely be closely tied to future inflationary trends. The impact of this and any future increases or decreases will impact financial results.
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
The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

(unaudited)
Change in Market Interest Rates	Twelve Month Projection As of September 30, 2024	Twelve Month Projection As of December 31, 2023
Static Balance Sheet and Rate Shifts
+400 basis points	(5.4)%	(6.2)%
+300 basis points	(4.0)%	(4.6)%
+200 basis points	(2.6)%	(3.0)%
+100 basis points	(1.3)%	(1.4)%
-100 basis points	1.1%	1.1%
-200 basis points	2.2%	1.8%
-300 basis points	3.3%	2.1%
-400 basis points	4.2%	2.2%

Dynamic Balance Sheet and Rate Shifts
+400 basis points	0.3%	(1.3)%
+300 basis points	0.3%	(0.9)%
+200 basis points	0.3%	(0.5)%
+100 basis points	0.2%	(0.2)%
-100 basis points	(0.4)%	(0.1)%
-200 basis points	(0.9)%	(0.6)%
-300 basis points	(1.6)%	(1.5)%
-400 basis points	(1.9)%	(2.8)%

The results illustrate that the Company’s static balance sheet remains liability sensitive, however, the dynamic balance sheet is slightly more neutral to rate shifts. As the Company’s composition has shifted over time due to the growth of the CCBX segment to more variable/adjustable in nature, our interest rate risk profile has been mitigated, reducing variability in both rising and falling rate environments, as the community bank and CCBX segments work to offset one another. The community bank segment remains asset sensitive and generally performs better in an increasing interest rate environment. For the community bank, the drivers are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, offering rates on these community bank deposits change more slowly than changes in short-term market rates. For the CCBX segment, the offering rates on the loan portfolio are modeled using partner contractual net yields which mostly adjust immediately with market shifts. For this CCBX portfolio, the offering rates on approximately 75% of loans and the majority of deposits nearly fully reprice with changes in market rates. During 2023, one of the material CCBX lending partners contractual yields converted to a fixed rate product, continuing to reduce the overall variability in the Company’s balance sheet. As of September 30, 2024, the Company’s overall funding mix continues to be more heavily weighted towards the CCBX deposits which are primarily variable rate deposits aiding with the neutrality of the balance sheet and the overall shift to liability sensitive in the static model. The assumptions incorporated into the simulation model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact that fluctuations in market interest rates have on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions, the shape of the interest yield curve, and the application and timing of various assumptions and strategies.

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
Change in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting occurred during the nine months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.
Item 1A. Risk Factors
For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which are incorporated by reference herein. As of September 30, 2024, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2024.
The Company did not repurchase any of its equity securities during the nine months ended September 30, 2024 and does not have any authorized share repurchase programs.
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter months ended September 30, 2024, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	November 8, 2024	By:	/s/ Eric M. Sprink
Eric M. Sprink
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 8, 2024	By:	/s/ Joel G. Edwards
Joel G. Edwards
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)