Form 10-K
period 2024-12-31
COASTAL FINANCIAL CORP
filed 2025-03-17
CIK 1437958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2024, was $519,995,585.
The number of shares of Registrant’s Common Stock outstanding as of March 5, 2025 was 15,005,890.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE
Restatement Background
In connection with the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the Company concluded that it had not appropriately accounted for recognition of interest income and BaaS expense for certain BaaS partner loans in its CCBX segment. In addition, the Company concluded that reimbursement of expenses associated with certain BaaS partners had not been appropriately accounted for under Topic 606, where the Company acts as an agent.
On March 13, 2025, the Audit Committee (the “Audit Committee”), after discussion with senior management and the Company’s independent registered public accountants, concluded that these errors had no impact on consolidated pre-tax income or net income in the Consolidated Income Statement and an overstatement of assets and liabilities in the Consolidated Balance Sheet and concluded that these errors had no impact on retained earnings. In addition, these errors impacted net change in operating activities and investing activities in the Consolidated Statement of Cash flows.
The Company’s Board of Directors, after discussion with senior management and the Company’s independent registered public accountants, concluded that the errors were material to the Company's previously issued Consolidated Financial Statements (“Prior Financial Statements”) and the Prior Financial Statements as of and for the fiscal year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, should no longer be relied upon due to the impact of the errors noted above.
In addition, these errors included in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024, June 30, 2024, September 30, 2024, March 31, 2023, June 30, 2023 and September 30, 2023 (collectively, the “Prior Interim Financial Statements”) and the Prior Interim Financial Statements should no longer be relied upon.
Additionally, the Company determined any previously issued earnings releases and investor presentations or other communications including or describing the Prior Financial Statements and Prior Interim Financial Statements should no longer be relied upon.
This Annual Report on Form 10-K includes a restated Consolidated Income Statement, Consolidated Balance Sheet and Consolidated Statement of Cash flows as of and for the year ended December 31, 2023. In addition, the Company has restated its unaudited quarterly Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income and Cash Flows for the first three quarters of and each of the years ended December 31, 2024 and December 31, 2023.
Refer to Note 23, Restatement of Prior Period Financial Statements, in the accompanying Consolidated Financial Statements included in Part II, Item 8 for additional information, including the impact on the specific accounts.
Impact on Internal Controls over Financial Reporting
See Item 9A, Controls and Procedures, for information related to identified material weaknesses in internal control over financial reporting and the related remedial measures.
Items Restated in this Form 10-K
The following items have been restated, as appropriate, to correct the errors noted above:
•Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
•Part II, Item 8. Financial Statements and Supplementary Data

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (this Report on Form 10-K) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. Any statements about our management’s expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Any or all of the forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. The inclusion of or reference to forward-looking information in this Annual Report on Form 10-K should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K;
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
•our ability to generate and grow revenue through our relationships with digital financial service providers;
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
i

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
•the impact of recent and future legislative and regulatory changes and economic stimulus programs and other changes in banking, securities and tax laws and regulations, and their application by our regulators, including as a result of the new administration;
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
•any inability to implement and maintain effective internal control over financial reporting and/or disclosure control or inability to remediate any existing material weaknesses in our internal control over financial reporting and/or disclosure controls deemed ineffective; and
•our success at managing the risks involved in the foregoing items.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report on Form 10-K. If one or more events related to these or other risks or uncertainties materialize, and the impact of any material weakness in our internal controls over financial reporting identified in connection with the Company described herein, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. You are cautioned not to place undue reliance on forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events except as required by law.
ii

PART I
Item 1.     Business
Our Company
Coastal Financial Corporation (“Company”) is a registered bank holding company, whose wholly owned subsidiaries are Coastal Community Bank (“Bank”) and Arlington Olympic LLC (“LLC”). The Company is a Washington state corporation that was organized in 2003. The Bank was incorporated and commenced operations in 1997 and is a Washington state-chartered commercial bank and Federal Reserve System (“Federal Reserve”) member bank. The LLC was formed in 2019 and owns the Company’s Arlington branch, which the Bank leases from the LLC. Our executive offices are located at 5415 Evergreen Way, Everett, Washington 98203 and our telephone number is (425) 257-9000. Our website address is www.coastalbank.com. Information on our website should not be considered a part of this Annual Report on Form 10-K.
We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. Our business is conducted through three reportable segments: The community bank, CCBX and treasury & administration. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment had a total of 24 relationships, at varying stages, including three signed letters of intent as of December 31, 2024. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.
As of December 31, 2024, we had total assets of $4.12 billion, total loans receivable of $3.49 billion, total deposits of $3.59 billion and total shareholders’ equity of $438.7 million.
Throughout this Annual Report on Form 10-K, references to “we,” “us” or “our” refer to the Company or the Bank, or both, as the context indicates.
Our Markets
We define our community bank market broadly as the Puget Sound region in the state of Washington, which encompasses King, Kitsap, Pierce, Snohomish, Skagit, Thurston and Island Counties. The Puget Sound region, which comprises over 62% of the population of the state of Washington, and approximately 61% of the number of businesses located therein, has a population of approximately 5.0 million, over 138,000 businesses and $155.5 billion of deposits with us and other banking institutions located in the region.
We are the largest locally headquartered bank by deposit market share in Snohomish County, according to data from the FDIC as of June 30, 2024, which includes CCBX deposits recorded at Snohomish County locations, at which date we had a 17.5% deposit market share in Snohomish County, which was up from 15.8% in 2023 and 13.0% in 2022. We aim to continuously enhance our customer base, increase loans and deposits and expand our overall market share in Snohomish County. In light of our market position and our business strategy, we do not regularly compete for commercial or retail deposits in the city of Seattle, and we believe this strategic decision has enabled us to generate low-cost core deposits to fund our loan growth.
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
As of December 31, 2024, the CCBX segment had a total of 24 relationships as indicated in the chart below, at varying stages, including three signed letters of intent as of December 31, 2024.
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
Our Banking Services
Lending Activities
We focus primarily on commercial lending in our community bank and primarily consumer business lending in CCBX. We offer a variety of loans to business owners, including commercial and industrial loans and commercial real estate loans secured by owner-occupied commercial properties. We also offer non-owner occupied commercial real estate loans, multi-family loans, and construction and development loans to investors and developers. We also offer residential real estate loans and to a lesser extent, consumer loans in the community bank. We offer commercial and consumer loans through CCBX. Our largest CCBX consumer and business loan categories are installment loans and credit cards.
Commercial and Industrial Loans. As of December 31, 2024, we had $293.4 million of commercial and industrial loans, representing 8.4% of total loans. Included in the commercial and industrial loan balance is $150.4 million in community bank loans and $143.0 million in CCBX commercial loans. We make commercial and industrial loans, including term loans, commercial lines of credit, capital call lines, working capital loans, equipment financing, borrowing base loans, Small Business Administration (“SBA”) loans, and other loan products, that are underwritten on the basis of the borrower’s ability to service the debt from income. We take as collateral a lien on general business assets including, among other things, available real estate, accounts receivable, inventory and equipment and generally obtain a personal guaranty from the borrower or principal. Our commercial lines of credit typically have a term of one year and have variable interest rates that adjust monthly based on the prime rate. Other commercial and industrial loans generally have fixed interest rates and terms that typically range from one to five years depending on factors such as the type and size of the loan, the financial strength of the borrower/guarantor and the age, type and value of the collateral. Terms greater than five years may be appropriate in some circumstances, based upon the useful life of the underlying asset being financed or if some form of credit enhancement, such as an SBA guarantee, is obtained.
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
As of December 31, 2024, we held $109.0 million in capital call lines provided to venture capital firms through one of our CCBX partners. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every loan/line. Capital call lines represent 37.2% of total commercial and industrial loans, and are included in CCBX commercial and industrial loans.
As of December 31, 2024, our total commercial SBA portfolio, excluding Paycheck Protection Program (“PPP”) loans, was $1.8 million, net of $1.9 million in loans sold, with $1.0 million guaranteed by the SBA. We participate in the SBA 7(a) program in order to meet the needs of our small business community. As an approved participant in the SBA Preferred Lender’s Program, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA’s 7(a) program provides up to a 75% guaranty for loans greater than $150,000. For loans $150,000 or less, the program provides up to an 85% guaranty. The maximum 7(a) loan amount is $5 million. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting, closing and servicing by the lender. As such, prudent underwriting and closing processes are essential to effective utilization of the 7(a) program. We typically sell in the secondary market the SBA-guaranteed portion (generally 75% of the principal balance) of the SBA loans we originate.
As of December 31, 2024, our commercial and industrial loans included $2.26 million in PPP loans. These are SBA loans that allowed small business owners to apply for financial assistance via the PPP as prescribed in the CARES Act. These loans have a contractual rate of 1.0%, with maturity terms of two to five years, are unsecured, 100% guaranteed and loan proceeds may be forgiven by the SBA if used for certain purposes.
Commercial Real Estate. As of December 31, 2024, we had $1.37 billion of commercial real estate loans, representing 39.4% of total loans. We make commercial mortgage loans collateralized by owner- and non-owner-occupied real estate, as well as multi-family residential loans. Loans secured by owner-occupied real estate totaled $397.3 million and comprised 28.9% of our commercial real estate portfolio at December 31, 2024. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10-to-25 year period with a final maturity and balloon payment at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent Federal Home Loan Bank rates. At December 31, 2024, approximately 33.0% of the commercial real estate loan portfolio consisted of fixed rate loans. Loan amounts generally do not exceed 75% of the lesser of the appraised value or the purchase price.
As of December 31, 2024, we had a total of $1.1 million, and serviced $1.6 million in loans sold to others that are guaranteed by the SBA, in commercial real estate SBA loans. Also included in commercial real estate loans was $107.2 million, or 3.1% of total loans, in loans under the SBA 504 program. Under the SBA 504 program we make loans to small businesses to provide funding for the purchase of real estate and we provide up to 90% financing of the total purchase cost, represented by two loans to the borrower. The first lien loan is generally a long-term, fully amortizing, fixed-rate loan made in the amount of 50% of the total purchase cost. The second lien loan is a short-term, interest only, adjustable rate loan made in the amount of 40% of the total purchase cost, which is generally paid off within three to six months after full receipt of loan proceeds from a certified development corporation that provides long-term financing directly to the borrower.
Our multi-family residential loan portfolio is comprised of loans secured by apartment buildings, residential mixed-use buildings and, to a lesser extent, senior living centers. As of December 31, 2024, we had $412.0 million on multi-family residential loans, representing 30.0% of our commercial real estate loans, and 11.8% of total loans.
Commercial real estate lending with respect to non-owner occupied properties typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. We require that our commercial real estate loans to investors be secured by well-managed properties with adequate margins and generally obtain a guaranty from responsible parties. As of December 31, 2024, we held $565.5 million in other non-owner occupied loans, excluding multifamily loans, representing 41.1% of our commercial real estate loans and 16.2% of total loans.
Construction, Land and Land Development Loans. As of December 31, 2024, we had $148.2 million in construction, land and land development loans, representing 4.2% of total loans. We make loans to established builders to construct residential properties, to developers of commercial real estate investment properties and residential developments and, to a lesser extent, loans to individual clients for construction of single family homes in our market areas. We also make loans for the acquisition of undeveloped land. Construction loans are typically disbursed as construction progresses and carry either fixed or variable interest rates. Our construction and development loans typically have terms that range from six months to two years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Loans are typically structured with an interest only construction period and mature at the completion of construction.
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
Residential Real Estate. As of December 31, 2024, we had $469.8 million in residential real estate loans, representing 13.4% of total loans.
We make one-to-four family loans to investors to finance their rental properties and to business owners to secure their business loans. As of December 31, 2024, residential real estate loans made to investors and business owners totaled $137.1 million, or 29.2% of our residential real estate loans.
CCBX loans totaled $267.7 million, or 57.0% of residential real estate loans, as of December 31, 2024. These loans are home equity line of credits that are accessed through the use of a consumer card. These are first and second lien residential loans and require 18 months of home ownership. Term lengths are up to 30 years and lines range from $50,000 to $400,000. These loans are made through a CCBX partner to our underwriting standards.
We originate one-to-four family adjustable-rate mortgage (“ARM”), loans for our portfolio and operate as a mortgage broker for mortgage lenders we have agreements with for customers who want a 15-year to 30-year, fixed-rate mortgage loan. As of December 31, 2024, the balance of ARM portfolio loans was $33.0 million, or 7.0% of residential real estate loans. Our ARM loans typically do not meet the guidelines for sale in the secondary market due to characteristics of the property, the loan terms or exceptions from agency underwriting guidelines, which enables us to earn a higher interest rate. We also originate home equity lines of credit and home equity term loans for our portfolio. Home equity lines of credit have variable interest rates, while home equity term loans are fixed for up to 5-1/2 years but can be amortized up to a maximum of 180 months with a balloon payment at maturity.
We also purchase residential mortgages originated through other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio, meet certain regulatory requirements and increase our interest income. As of December 31, 2024, we held $6.1 million, representing 1.3% of our residential real estate loans, in purchased residential real estate mortgage loans. Our last purchase of residential mortgages was in 2018. These purchased loans typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards.
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
Consumer and Other Loans. As of December 31, 2024, we had $1.21 billion in total consumer loans, representing 34.6% of total loans. Consumer loans are primarily originated through our CCBX partners. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances, such as a loss of employment, divorce, or unexpected medical costs.
The community bank segment has $13.5 million in consumer loans as of December 31, 2024. We make a variety of consumer loans to individuals, mainly business owners and family of business owners, for personal and household purposes, including automobile, boat and recreational vehicle loans and secured term loans. We also offer personal lines of credit including overdraft protection. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and the value of any available collateral. The terms of consumer loans vary considerably based upon the loan type, nature of collateral and size of the loan.
Through our CCBX segment we had $1.19 billion in consumer and other loans as of December 31, 2024. This includes $664.8 million in other consumer loans, $202.7 million of which are purchased loans secured by consumer term loans, and $528.6 million in credit cards. Our CCBX segment includes cash secured and unsecured consumer loans, loan products designed to help consumers build credit, credit cards and overdrafts. Consumer credit cards are open-ended and have interest rates ranging from 7.75% to the maximum allowable rate by state. For short-term consumer loans, both secured and unsecured options are available and typically have fully-amortizing terms ranging from three months to five years. Interest rates can be fixed or variable and range from 3.99% to the maximum allowable rate by state. CCBX consumer loans are originated and serviced through our CCBX partners to our underwriting standards.
The following chart breaks out our consumer loan portfolio by segment and type of loan as of December 31, 2024. The largest portion of our consumer portfolio is comprised of CCBX installment loans and credit card loans. These loans are further divided to show the total secured and unsecured in each of these categories. The average overall outstanding consumer loan balance is small at $1,044.

(dollars in thousands)	Outstanding Balance	% of Total Outstanding Balance Consumer Loans	Average Loan Balance	Number of Loans
CCBX consumer loans
Installment loans - cash secured	$127,014	10.5%
Installment loans - unsecured	529,783	43.9
Installment loans - total	656,797	54.4	$1.0	690,596
Credit cards - cash secured	211	0.0
Credit cards - unsecured	528,343	43.8
Credit cards - total	528,554	43.8	1.8	301,799
Lines of credit	722	0.1	1.4	524
Other loans	7,261	0.6	—	163,026
Community bank consumer loans
Lines of credit	181	0.0	5.7	32
Installment loans	1,917	0.2	68.5	28
Other loans	11,444	0.9	30.6	374
Total	$1,206,876	100.0%	$1.0	1,156,379
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
•obtaining credit enhancements from CCBX partners to reduce the risk of loss;
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

CCBX loans are originated by our CCBX lending partners. Prior to implementation of a new lending product or subsequent to any changes to an existing lending product, the lending partner is required by their Program Agreement to submit all policies, scorecards, and/or lending models to us for review and approval in order to ensure the loans will meet our risk profile prior to origination. Underwriting requirements vary based on products with partners that have higher risk product lines necessitating increased credit enhancements and/or cash reserves. As of December 31, 2024, 98.7% of our CCBX loans are covered by a credit enhancement. Please refer to “Concentrations of Credit Risk”section below for more information on CCBX credit enhancements.
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
In addition to requiring prior review and approval of lending criteria on CCBX loans, we also provide ongoing oversight of the CCBX portfolio to confirm whether originated credits meet the agreed upon conditions of the loans.
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
Concentrations of Credit Risk
Most of our community bank lending activity is conducted with businesses and individuals in our market area. As of December 31, 2024, approximately 85% of the real estate loans in our community bank loan portfolio (measured by dollar amount) were secured by real estate, or made to borrowers who live or conduct business, in the Puget Sound region. A substantial portion of our loan portfolio consists of commercial and industrial loans and real estate loans secured by commercial real estate properties located in the Puget Sound region, and is dependent upon the economic environment of the Puget Sound region. We have a limited number of loans secured by properties located outside of the Puget Sound region, most of which are made to borrowers who are well-known to us.
CCBX loans receivable totaled $1.60 billion, or 45.9% of total loans receivable, as of December 31, 2024. CCBX loans are originated through our partners and are consistent with our underwriting standards. Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by indemnifying or reimbursing incurred losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans, unfunded commitments and negative deposit accounts. When the provision for credit losses - loans and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner legal commitment to indemnify or reimburse losses. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner or taken from the partners’ cash reserve account. Agreements with our CCBX partners also provide protection to the Bank from fraud by indemnifying or reimbursing incurred fraud losses. BaaS fraud includes noncredit fraud losses on loans and deposits originated through partners. Fraud losses are recorded when incurred as losses in noninterest expense, and the enhancement received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement.
The credit enhancement asset is an amount due from CCBX partners related to losses in the loan portfolio. It is determined by the provision for credit and other losses, such as fraud, and increases due to credit loss recoveries, which is ultimately reduced by reimbursement for incurred losses by partners. Identified below is the portion of incurred losses that are pending settlement with partners as of each period indicated. The CCBX provision for credit losses and CCBX net-charge-offs include partner accounts that are not covered by credit enhancement therefore those items are included on a separate line item to reflect the exclusion from the credit enhancement asset. At December 31, 2024, the Company was responsible for credit losses on approximately 5% of a $324.6 million CCBX loan portfolio and represented $20.6 million in loans. The table below shows the activity in the credit enhancement asset for the periods indicated:

	As of or for the Twelve Months Ended December 31,
(dollars in thousands)	2024	2023 (1)
Credit enhancement at beginning of period	112,894	53,377
CECL Day 1 Adjustment	—	4,465
CCBX Provision for credit losses - loans	277,793	182,721
CCBX Provision for credit losses - unfunded commitments	1,187	160
Credit losses settled with partner during period	(228,537)	(151,933)
Credit recoveries settled with partner during period	13,027	7,442
Net losses pending settlement with partner	5,998	18,156
Net (provision) charge-offs without credit enhancement	(472)	(1,494)
Credit enhancement at end of period	181,890	112,894
(1) See Note 23, Restatement of Prior Period Financial Statements
Many CCBX partners also pledge a cash reserve account at the Bank as collateral for loss exposure which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Credit losses and recoveries typically flow through the cash reserve account. These cash reserve accounts are included in total deposits on the balance sheet. Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by indemnifying or reimbursing incurred credit and fraud losses, if a partner is unable to fulfill its contracted obligation then the Bank would be exposed to additional loan and deposit losses (counterparty risk) if the cash flows are not sufficient to fund the reimbursement of loan losses. If a CCBX partner does not replenish its cash reserve account the Bank may consider an alternative plan for funding the cash reserve, such as adjusting the funding amounts or timelines to better align with the partner's specific situation. If a mutually agreeable funding plan is not achieved then the Bank may declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. The Bank would evaluate any remaining credit enhancement asset from the CCBX partner in the event the partner failed to fulfill its obligations and would determine if a write-off is appropriate. If a default occurs and payments to the CCBX partner are stopped, the Bank would retain the full yield and any fee income on the loan portfolio going forward, and our BaaS loan expense would decrease. For the period ended December 31, 2024, CCBX cash reserve accounts totaled $69.3 million. Average balance of the cash reserve accounts are not materially different from the period end balance.
Our total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans totaled $1.52 billion and represented 184.2% of the Bank’s total risk-based capital at December 31, 2024. Interagency guidance on commercial real estate concentrations describes sound risk management practices, which include board and management oversight, portfolio management, management information systems, market analysis, portfolio stress testing and sensitivity analysis, credit underwriting standards, and credit risk review functions. We believe that we have adequately implemented these practices in order to monitor concentrations in commercial real estate in our loan portfolio.
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
The Bank’s legal lending limit as of December 31, 2024 on loans to a single borrower was $122.6 million, or 20% of capital and surplus.
Our loan policies provide general guidelines for loan-to-value ratios that restrict the size of loans to a maximum percentage of the value of the collateral securing the loans, which percentage varies by the type of collateral. Our internal loan-to-value limitations also follow all limits established by applicable law.

Our CCBX loan portfolio is subject to portfolio and partner maximum limits, therefore CCBX partners are limited to a maximum aggregate customer loan balance originated and held on our balance sheet. As indicated in partner agreements, we are able to sell CCBX loans back to the originating partner as one method of managing CCBX portfolio and partner limits.
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
We solicit deposits through our relationship-driven team of dedicated and accessible bankers and through community-focused marketing. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). We emphasize obtaining deposit relationships at loan origination. Our focus on relationship banking combined with our robust business banking services has led to approximately 80.0% of our community bank loan customers having deposit relationships with us as of December 31, 2024.
Our CCBX partners originate deposits with many of the same characteristics as our community bank and these deposits are primarily interest bearing to us. CCBX deposits are generally classified as interest bearing demand and money market accounts. CCBX deposit products allow us to offer a broader range of partner specific products, which include products designed to reach specific under-served or under-banked populations served by our CCBX partners. The CCBX partner determines the rate paid to the end consumer and we determine the rates paid to the partner as indicated in the partner agreement. Additionally, as of December 31, 2024 we had access to $273.2 million in CCBX customer deposits that are currently being transferred off the Bank’s balance sheet for FDIC insurance purposes and deposit management. The Bank may be able to retain the transferred deposits for liquidity and funding purposes, if needed. Depending on the circumstances of how the Bank retains these deposits and its relationship with the customer, these retained deposits could be classified as brokered deposits. FDIC insurance coverage is provided to the end customer account holder for deposit accounts originated through CCBX partners.
CCBX segment (BaaS)
Our CCBX segment provides BaaS, enabling broker dealers and digital financial service providers to offer their clients banking services. The “X” is indicative of the technology services that our partners provide. Our partners make our banking products and services available to their consumers, partners and workforce through integration with our banking platform. In doing so, our addressable market expands to a broader spectrum of consumers as well as small businesses. We had a total of 24 relationships, at varying stages, including three signed letters of intent as of December 31, 2024. We continue to refine the criteria for CCBX partnerships, exploring relationships with larger and more established partners, with experienced management teams, existing customer bases and strong financial positions and will continue to exit partnerships where it makes sense for us to do so.
Investments
We are primarily holding the majority of our on-balance sheet liquidity in interest bearing bank deposits to limit our exposure to interest rate and price risk and to provide readily available funds for loan growth. As of December 31, 2024, the fair value of our investment portfolio, which represented 1.1% of assets, totaled $46.7 million and had an average effective yield of 5.47% and an estimated weighted average life of approximately 14.3 years. The primary objectives of the investment portfolio are to provide a source of liquidity and provide collateral that can be readily sold or pledged for public deposits or other business purposes. At December 31, 2024 our securities portfolio was invested in U.S. Agency collateralized mortgage and U.S. Agency residential mortgage-backed securities obligations. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell or pledge investment securities from time to time to adjust our exposure to interest rates or to provide liquidity to meet loan demand.
As of December 31, 2024, we had $2.6 million in equity investments. The equity investments will be held at cost minus any impairment. This measurement should be applied until the investment has a determinable value or does not qualify for the measurement election (e.g., if the investment has a readily determinable fair value). We will reassess at each reporting period whether our equity investment without a readily determinable fair value qualifies to be measured at cost minus impairment. These equity investments without a readily determined fair value include:
•a $2.2 million equity interest in a specialized bank technology company as of December 31, 2024 and December 31, 2023;
•a $350,000 equity interest in a technology company as of the years ended December 31, 2024 and December 31, 2023; and
•a $47,000 and $50,000 equity interest in a technology company as of the years ended December 31, 2024, and December 31, 2023, respectively.
Additionally, we have invested in funds that are accelerating technology for adoption by banks. These equity investments are held at fair value, as reported by the funds. During the year ended December 31, 2024, the Company contributed $72,000 with investment funds designed to help accelerate technology adoption at banks, and recognized net gains of $29,000, resulting in an equity interest of $910,000 at December 31, 2024, compared to $809,000 at December 31, 2023. The Company has committed up to $480,000 in capital for these equity funds, however, we are not obligated to fund these commitments prior to a capital call.
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
We believe the Bank is a strong competitor in our markets, however other competitors have certain advantages over us. Among them, many larger institutions have the ability to finance extensive advertising campaigns, maintain extensive branch networks and make larger technology investments and to offer services which we do not offer. The higher capitalization of the larger banking institutions permits them to have higher lending limits than those of the Bank. Some of our competitors have other advantages, such as tax exemption in the case of credit unions, and to some extent, lesser regulation in the case of mortgage companies and finance companies.
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
We also promote DEI by reaching customers through our CCBX partners and the markets they serve. Our reach extends to a diverse and often underserved market through our BaaS relationships. These partners offer access to credit, promote financial well-being, provide financial education, and other services to a variety of markets. Some of the segments served through our BaaS partnerships are women, people of color, young adults, immigrants, small businesses and other underserved populations.
Environment and Sustainability
We are focused on the environment and committed to business practices and activities that encourage sustainability and minimize our environmental impact.
We demonstrate environmental responsibility in various ways, including practical applications of the three R’s:
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
Human Capital
As of December 31, 2024, we had 488 full-time equivalent employees, all were located in the United States, however technology has allowed us to expand our reach to include a larger demographic with more remote employees working outside of our physical locations and throughout the country. We seek to attract, retain and develop the most talented employees possible by promoting a strong, positive culture, maintaining a safe and healthy workplace, emphasizing open communication with management and investing in training and education. In 2024, our retention rate was 83%. We seek to help our employees grow and develop. In 2024, we had 77 internal promotions. None of our employees are parties to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Our commitment to diversity starts with our board of directors, which oversees the culture and holds management accountable to build and maintain a diverse and inclusive environment. We believe a diverse workforce is critical to sustainable success. As of December 31, 2024, 63% of our employees were female, 27% were from underrepresented racial and ethnic groups and 4% have a disability. We are proud of our workforce and the opportunity to further diversify our team going forward.
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
As a community-focused bank, we have a unique opportunity to partner with organizations to support and strengthen the communities we serve. In 2024, Coastal Community Bank supported 165 non-profit organizations through donations and event sponsorships.
The nonprofit organizations that provide critical services in our communities depend on support from donors. We offer employees two options to support charitable organizations through: the Employee Giving Fund and the Employee

Workplace Giving Portal. This is a testament to our commitment to helping and supporting our neighbors by encouraging employees to give to their charity of choice through payroll deduction.
The Employee Giving Fund is supported entirely by donations contributed by employees and directors, enabling donors to pool their donations for the greatest impact in the communities served by the Bank. Employees direct the grants from the fund by serving on the Bank’s fund advisory committee. Since its inception in 2001, the Employee Giving Fund has awarded 471 grants totaling more than $893,000 through the end of 2024. In 2024 the Employee Giving Fund awarded grants in the amount of $70,500 to 10 local non-profit organizations.
With staff in 40 states, it is important to encourage and enable employees to support their community, wherever they are located. The Employee Workplace Giving Portal allows employees to support their charity of choice through payroll deduction. We pay the administrative fees for the program so 100% of employee donations are directed to their charities of choice.
Volunteering and supporting our communities is an important part of community engagement. We provide 16 hours of paid volunteer hours (for full-time staff) per year to encourage and enable employees to volunteer in their communities. In 2024, employees volunteered 4,951 hours supporting 170 organizations.
Community Impact Grants
As part of its commitment to the Community Reinvestment Act, we are proud to support non-profit organizations working to improve our community. We focus on building long-term relationships with our community partners to make a significant impact in the markets we serve. We are particularly interested in supporting projects and organizations whose primary purpose is to improve and revitalize low- and moderate-income areas or to assist low- and moderate-income persons and families to be better able to take part in the financial opportunities available in their community. In 2024, we awarded impact grants in the amount of $45,000 to five local non-profits.
Financial Inclusion
We recognize the need to connect our marginalized communities to financial education and safe, affordable, and functional financial services. We do this a number of different ways:
•Support the un-banked and under-banked in our community with Access Checking, a Bank On certified account;
•Sponsor financial education resources in seven schools with high numbers of children living in low income households as well as a juvenile justice center;
•Collaborate with community partners to sponsor financial education classes in Spanish; and
•Provide financial education resources to non-profits in our community.
Available Information
The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), and other filings with the Securities and Exchange Commission (the “SEC”) are available free of charge at https://ir.coastalbank.com/ under the heading “–Financials - SEC Filings” as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These reports are also available for free on the SEC's website at http://www.sec.gov. The information contained on the Company's website as referenced in this Annual Report on Form 10-K should not be considered a part of this Report.
Regulation and Supervision
General
Insured banks, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Washington Department of Financial Institutions (“Washington DFI”), the Board of Governors of the Federal Reserve (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury Department”) and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development and entities such as Ginnie Mae and Freddie Mac, and SBA regulations with respect to small business loans, have an impact on our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our operations and results, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.
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
Political, economic, and industry events and other factors may influence changes to the banking laws, regulations and policies by the U.S. Congress, state legislatures and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance, which sometimes materially changes regulatory expectations. Any change in the statutes, regulations or regulatory policies applicable to us, including changes in their interpretation, expectations or implementation, could have a material effect on our business and operations.
To this end, due to the recent issuance of certain executive orders by the President of the United States, it may not be clear for a period of time as to what the priorities of the three prudential banking agencies, the Office of the Comptroller of the Currency (the “OCC”), Federal Reserve and FDIC, may be with respect to their respective supervisory and enforcement matters for banks and bank holding companies during the current administration. For example, one executive order requires independent agencies, including the Federal Reserve and FDIC to submit to the White House Office of Management and Budget (“OMB”) major orders proposed by these agencies for OMB’s review. OMB would also write "performance standards and management objectives" to the heads of independent agencies, review and adjust their budgets, including the Federal Reserve (excluding with respect to its monetary policy function) and the FDIC. As a result, it may take longer for the prudential banking agencies to establish their supervisory and enforcement priorities and develop and adopt new rules and regulations, or make changes to existing rules and regulations. Another executive order requires agency heads to determine whether ongoing enforcement of any regulations identified in their regulatory review is compliant with law and policy of the current administration. This executive order also provides that to preserve resources and ensure lawful enforcement, agency heads, in consultation with the Director of the OMB, shall, on a case-by-case basis and as appropriate and consistent with applicable law, then direct the termination of all such enforcement proceedings that do not comply with the Constitution, laws, or the policy of the current administration. It is unclear what impact these orders will have on the supervisory and enforcement activities of the OCC, Federal Reserve and FDIC.
The following is a summary of the material elements of the supervisory and regulatory framework applicable to us and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision. Our CCBX segment operates as part of the Bank, and there are no specific regulations that would apply to the operations of CCBX only.

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

FDIC Insurance and Other Assessments
The Bank’s deposits are insured by the FDIC to the full extent provided in the FDIA (currently $250,000 per deposit account), and the Bank pays assessments to the FDIC for that coverage. Under the FDIC’s risk-based deposit insurance assessment system, an insured institution’s deposit insurance premium is computed by multiplying the institution’s assessment base by the institution’s assessment rate. An institution’s assessment base equals the institution’s average consolidated total assets during a particular assessment period, minus the institution’s average tangible equity capital (that is, “Tier 1 capital”) during such period. For institutions like the Bank with less than $10.0 billion in total consolidated assets, the assessment rate is calculated using a financial ratios method based on a statistical model estimating the institution’s probability of failure over three years utilizing seven financial ratios (leverage ratio; net income before taxes/total assets; nonperforming loans and leases/gross assets; other real estate owned/gross assets; brokered deposit ratio; one year asset growth; and loan mix index) and a weighted average of supervisory ratings components. Since the outbreak of the COVID-19 pandemic, the amount of total estimated insured deposits has grown rapidly while the funds in the FDIC’s Deposit Insurance Fund (“DIF”) have grown at a normal rate, causing the DIF reserve ratio to fall below the statutory minimum of 1.35%. The FDIC adopted a restoration plan in September 2020, which it amended in June 2022, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028. On October 18, 2022 the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules will remain in effect unless and until the reserve ratio of the DIF meets or exceeds 2%. As a result of the rule, the FDIC insurance costs of insured depository institutions, including the Bank, will generally continue to increase. The range of assessment rates effective January 1, 2023, and first applicable on invoices dated June 30, 2023, fall between 2.5 basis points for an established small institution posing the least risk, to 32 basis points for an established small institution posing the most risk. The FDIC will lower the range of assessment rates if the reserve ratio of the DIF increases to 2% or more. The FDIC may also impose special assessments from time to time. As of September 30, 2024, which is the most recent information available, the DIF reserve ratio was 1.25%.
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
On October 24, 2023, the FDIC, the Federal Reserve and the OCC released a final rule revising the framework that they use to evaluate banks’ records of community reinvestment under the CRA. Under the revised framework, banks with assets of at least $2 billion, such as the Bank, are considered large banks and will have their retail lending, retail services and products, community development financing, and community development services subject to periodic evaluation. Depending on a large bank’s geographic concentrations of lending, the evaluation of retail lending may include assessment areas in which the bank extends loans but does not operate any deposit-taking facilities, in addition to assessment areas in which the bank has deposit-taking facilities. The rule became effective April 1, 2024, however, Federal Court indefinitely paused the CRA Final Rule implementation following the ABA lawsuit filed on March 30, 2024.
CRA Rule 1071, part of the Dodd-Frank Act, requires financial institutions to collect and report data on small business credit applications, particularly from women- and minority-owned businesses. This rule aims to make small business lending more accessible, especially for underserved communities. By gathering and reporting data on lending practices, financial institutions can identify disparities and ensure fair treatment for all applicants.
The intersection of Section 1071, the Community Reinvestment Act (CRA), and Fair Lending regulations promotes fair access to credit and prevents discriminatory lending practices. While CRA encourages banks to meet the credit needs of their communities, Fair Lending regulations ensure that credit is extended without discrimination. Section 1071 complements these efforts by targeting data collection and reporting on small business lending practices
The effective date for CRA Rule 1071 has been extended due to legal challenges. The new compliance dates are as follows:
• Tier 1 institutions (highest volume lenders): July 18, 2025
• Tier 2 institutions (moderate volume lenders): January 16, 2026
• Tier 3 institutions (smallest volume lenders): October 18, 2026
These dates reflect the extended compliance deadlines to accommodate the period during which the rule was stayed.
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
The U.S. Basel III rule includes stringent criteria for capital instruments to qualify as Tier 1 or Tier 2 capital. For instance, the rule effectively disallows newly-issued trust preferred securities as a component of a holding company’s Tier 1 capital. However, depository institution holding companies with less than $15 billion in total assets generally may include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in Additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature. At December 31, 2024 the Company had $3.5 million of non-qualifying instruments includable in Tier 1 capital that were issued prior to May 19, 2010.
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
Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of “prompt corrective action” to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators have established five capital categories (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized); all insured depository institutions fall into one of these categories. The federal banking agencies have specified by regulation the relevant capital thresholds and other qualitative requirements for each of the categories. For an insured depository institution to be “well-capitalized” under the PCA framework, it must have a common equity Tier 1 capital ratio of 6.50%, Tier 1 capital ratio of 8.00%, a total capital ratio of 10.00%, and a leverage ratio of 5.00%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific capital level for any capital measure. At December 31, 2024, the Bank qualified for the well-capitalized category.
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
Commercial Real Estate Concentration Limits
In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate (“CRE”), loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. The Bank’s total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represented 184.2% and 238.3% of its capital, at December 31, 2024 and 2023, respectively. The outstanding balance of the Bank’s CRE portfolio has increased by 5.1% and 16.8%, for the years ended December 31, 2024 and 2023, respectively. The Bank maintains enhanced underwriting and monitoring processes and procedures to manage its CRE portfolio.
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
Current Expected Credit Losses Model
The FASB adopted a new accounting standard for U.S Generally Accepted Accounting Principles (“GAAP”) that became effective for us on January 1, 2023. This standard, referred to as CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital.
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
Information About Our Executive Officers
The table below provides information about our executive officers. Ages are as of December 31, 2024.

Name	Age	Position
Eric M. Sprink	52	Chief Executive Officer and Director
Brian T. Hamilton	47	President, CCBX and Director
Curt T. Queyrouze	63	President, Community Bank and Corporate Credit
Joel G. Edwards	64	Chief Financial Officer, Corporate Secretary
Andrew G. Stines	54	Chief Risk Officer
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
Brian T. Hamilton serves as President, CCBX. He joined the Company in 2024. Most recently, Mr. Hamilton was co-founder and Chief Executive Officer of ONE (One Finance Inc.), which was acquired by a Walmart-led joint venture in 2022, from January 2019 until August 2023. Prior to co-founding ONE, he was the founder of Azlo, a digital bank for small businesses, and helped to build out the BBVA Open Platform for sponsor banking services. A serial entrepreneur, with deep expertise in domestic and international settlement systems and digital platforms, Mr. Hamilton has held senior leadership roles at Capital One, serving as President of their Merchant Services division from January 2013 until February 2015, Wells Fargo from July 1998 until March 2006 and Verifone from January 2012 until January 2013, in addition to founding and operating multiple companies in the fintech space. Mr. Hamilton is an honors graduate of Oregon

State University, with technical certifications from Wells Fargo’s commercial banking school and various industry groups. Mr. Hamilton is a seasoned financial technology executive and business leader, with more than 25 years of experience in the banking, lending, payments and digital product development industries. Mr. Hamilton has been a member of our board of directors since 2024.
Curt T. Queyrouze serves as President, Community Bank and Corporate Credit. He joined the Company in 2022 as President and currently serves as President of the community bank and corporate credit. Mr. Queyrouze was most recently President and Chief Executive Officer of TAB Bank, UT, from 2016 to 2022 and Chief Credit Officer from 2014 to 2016, where he gained experience in managing a community bank and fintech partnerships through BaaS. Prior to TAB Bank, Mr. Queyrouze was Senior Vice President Loss Mitigation Manager for Hancock Whitney Bank, from 2009 to 2012. His career includes a variety of leadership roles at banks ranging from top-ten and regionals to community institutions, and as Chief Operating Officer of a fintech company. He holds a degree in Accounting from Louisiana State University and is active in his community and banking industry organizations. Mr. Queyrouze has a background with expertise in credit, risk management, and financial technology.
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
Risk Factors Summary
Our business is subject to numerous material risks and uncertainties, including those described in Part I Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these material risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
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
The majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international economic weakness and disorder and instability in domestic and foreign financial markets. Our interest rate sensitivity profile was modestly liability sensitive as of December 31, 2024, meaning that we estimate our net interest income would increase more from falling interest rates than from rising interest rates. Loans and deposits in our CCBX segment are more sensitive to interest rate changes than our community bank segment. Over time we anticipate that this will increase sensitivity to both increasing and decreasing interest rates.
Interest rates remain significantly higher following the historically low levels during the COVID-19 pandemic. While rates have decreased some in 2024, competitive pressures on the deposit cost of funds remains. This has been exacerbated by the bank failures due to liquidity in the first half of 2023 and the resulting heightened competition for deposits, which has also affected the interest we pay on deposits. We expect our funding costs will continue to increase if interest rates continue to remain high, or if we are required to maintain or increase higher cost deposit products as depositors seek such higher rate products. It is not possible to predict the pace and magnitude of changes in interest rates, or the impact rate changes will have on our results of operations. The Federal Open Market Committee (the “FOMC”) began reducing the federal funds rate in September 2024, and most recently decreased the federal funds rate to 4.50% as of December 31, 2024. Inflation has eased over the past year but remains elevated. The economic outlook is uncertain, and the FOMC remains highly attentive to inflation risks. In support of its goals, the FOMC decided to maintain the current target range for the federal funds rate at its most recent meeting.
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
At December 31, 2024, our commercial real estate loan portfolio totaled $1.37 billion, or 39.4% of our total loan portfolio. Our current business strategy is to continue our originations of commercial real estate loans. Commercial real estate loans generally expose a lender to greater risk of non-payment or late payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. These loans involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. To the extent that borrowers have more than one commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Moreover, if loans that are collateralized by commercial real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for credit losses and would adversely affect our business, financial condition and results of operations. Furthermore, should the fundamentals of the commercial real estate market deteriorate due to macroeconomic and other factors, our business, financial condition and results of operations could be adversely affected.
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
As of December 31, 2024, commercial and industrial loans totaled $293.4 million and represented 8.4% of total loans. We make commercial business loans in our market area to a variety of professionals, sole proprietorships, partnerships and corporations. As compared to commercial real estate loans, which are secured by real property, the value of which tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself and the conditions in the general economy. Further, any losses incurred on a small number of commercial loans could have an adverse impact on our financial condition and results of operations due to the larger average size of commercial loans as compared with other loans and the risk that collateral securing such loans may depreciate over time, may be difficult to appraise, may fluctuate in value and may depend on the borrower’s ability to collect receivables. We have increased our focus on commercial business lending in recent years and intend to continue to focus on this type of lending in the future.
Our concentration of residential mortgage loans exposes us to increased lending risks.
At December 31, 2024, $469.8 million, or 13.4%, of our loan portfolio was secured by one-to-four family real estate. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.
As of December 31, 2024, $267.7 million of our residential mortgage loans were made through CCBX partners and are located in different regions across the U.S. A decline in residential real estate values across the U.S. would reduce the value of this residential real estate collateral. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card.
As of December 31, 2024, $202.1 million of our residential mortgage loans were made through the community bank, and 79.0% are secured by property in Washington State, and a significant majority of that is located in the Puget Sound region. A decline in residential real estate values as a result of a downturn in the Puget Sound housing market could reduce the value of the real estate collateral securing these types of loans. As of December 31, 2024, $137.1 million of our residential mortgage loans made through the community bank were made to investors. These loans may behave more like multi-family loans than individual 1-4 family loans that are occupied by their owners.
Our origination of construction loans exposes us to increased lending risks.
At December 31, 2024, $148.2 million, or 4.2% of our total loans was construction, land and land development loans. We originate commercial construction loans primarily to professional builders for the construction of one-to-four family residences, apartment buildings, and commercial real estate properties. To a lesser degree, we also originate land acquisition loans for the purpose of facilitating the ultimate construction of a home or commercial building. Our construction loans present a greater level of risk than loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. In addition, construction costs may exceed original estimates as a result of increased materials, labor or other costs. Construction loans also often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness.
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
At December 31, 2024, $1.60 billion, or 45.9% of our total loans were originated or purchased through CCBX partners. Our partners underwrite these loans in compliance with our credit standards and policies. Our CCBX partners service $1.49 billion of these loans. Our partners provide fraud and credit enhancements on many of our CCBX loans, but if they are unable to fulfill their contracted obligations then the Bank would be exposed to writing off all or a part of the credit enhancement asset and to additional credit losses as a result of this counterparty risk. We are subject to compliance and regulatory risk if partners do not follow our servicing policies, lending laws and regulations.
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
Also included in the ACL are qualitative reserves to cover losses that are expected, but in the Company’s assessment may not be adequately represented in the quantitative method. For example, factors that the Company considers include environmental business conditions, borrower’s financial condition, credit rating and the volume and severity of past due loans and nonaccrual loans. Based on this analysis, the Company records a provision for credit losses to maintain the allowance at appropriate levels.
The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for increases in our allowance for credit losses through the provision for losses on loans which is charged against income. Management also recognizes that significant new growth in loan portfolios, in the community bank and/or CCBX, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and may increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions.
Many of the agreements with our CCBX partners provide for a credit enhancement which helps protect the Bank by absorbing incurred losses. CCBX credit enhancements are free-standing and are accounted separately from the allowance for credit loss. In accordance with accounting guidance, we estimate and record a provision for probable losses for these CCBX loans, without regard to the credit enhancement. If a CCBX lending partner is unable to fulfill its contractual obligations with the Bank, then the Bank would be exposed to additional credit losses as a result of this counterparty risk and would have to absorb any credit losses associated with any CCBX partner that cannot fulfill its contractual obligations.
Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. If current conditions in the housing and real estate markets weaken, we expect we will experience increased delinquencies and credit losses. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on their judgments about information available to them at the time of their examination. In addition, if charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance for credit losses. While we believe that our allowance for credit losses was adequate at December 31, 2024, there is no assurance that it will be sufficient to cover future credit losses, especially if there is a significant deterioration in economic conditions.
The FASB recently adopted an accounting standard referred to as CECL which requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. We adopted this accounting pronouncement effective for our fiscal year beginning January 1, 2023.
The current economic condition in the market areas we serve may adversely impact our earnings and could increase the credit risk associated with our loan portfolio.
While there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our community bank loan portfolio is comprised of loans secured by property located in the Puget Sound region and substantially all of our community bank loan and deposit customers are businesses and individuals in greater Puget Sound region. A deterioration of the economy in the market areas we serve could result in the following consequences, any of which would have an adverse impact, which could be material, on our business, financial condition, and results of operations:
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
•low-cost or noninterest bearing deposits may decrease; and
•demand for our loan and other products and services may decrease.
A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loans are geographically diverse. Many of the community bank loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as earthquakes and flooding. Further, deterioration in local economic conditions could drive the level of credit losses beyond the level we have provided for in our allowance for credit losses, which in turn could necessitate an increase in our provision for credit losses and a resulting reduction to our earnings and capital.
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
As of December 31, 2024, the balance of owned SBA loans and SBA loans net of the sold portion was $22.8 million, which includes $2.3 million in PPP loans that are 100% guaranteed, and an additional $1.5 million in non-PPP SBA loans which are also guaranteed. As of December 31, 2024, the balance of SBA loans sold and serviced was $4.1 million, resulting in $104,000 in servicing income for the year ended December 31, 2024. Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program, referred to herein as an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience an adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress or exhaustion of the available funding for SBA programs may also have an adverse effect on our business, financial condition and results of operation. In addition, any default by the U.S. Government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could adversely affect our business, financial condition and results of operations.
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
In 2006, the federal banking regulators issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (“CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, totaled $1.1 billion and represented 184.2% and 269.2% of its capital, at December 31, 2024 and 2023, respectively. The outstanding balance of the Bank’s regulatory CRE portfolio has increased by 5.1%, 16.8%, and 30.9%, for the years ended December 31, 2024, 2023, and 2022 respectively.

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
A major catastrophe, such as an epidemic illness, earthquake, tsunami, flood, fire or other natural disaster or effects of climate change could result in a prolonged interruption of our business. For example, our headquarters are located in Everett, Washington and we serve the broader Puget Sound region, a geographical region that has been and may continue to be affected by earthquake, tsunami, wildfires and flooding activity. These activities may increase as the effects of climate change increase. Because we serve individuals and businesses in the Northwest, a natural disaster, epidemic illness, significant effect of climate change or other major catastrophe in the Northwest likely would have a greater impact on our business, financial condition and results of operation than if our business were more geographically diverse. The occurrence of any of these natural disasters. epidemic illnesses, effects of climate change or other major catastrophes could negatively impact our performance by disrupting our operations or the operations of our customers, which could adversely affect our business, financial condition, results of operations.
Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, OREO and repossessed personal property may not accurately reflect the net value of the asset.
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO, and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our financial statements may not reflect the correct value of our OREO, and our allowance for credit losses may not reflect accurate loan impairments. This could adversely affect our business, financial condition and results of operations. As of December 31, 2024, we did not hold any OREO or repossessed property and equipment.
We derive a percentage of our deposits, total assets and income from deposit accounts generated through our BaaS relationships.
Deposit accounts acquired through these relationships totaled $2.06 billion, or 57.6% of total deposits at December 31, 2024. We provide oversight over these relationships, which must meet all internal and regulatory requirements. We may exit relationships where such requirements are not met or be required by our regulators to exit such relationships. Also, our CCBX partner(s) could terminate a relationship with us for many reasons, including being able to obtain better terms from another provider or dissatisfaction with the level or quality of our services. If a relationship were to be terminated, it could materially reduce our deposits, assets and income. We cannot assure you that we could replace such relationship. If we cannot replace such relationship, we may be required to seek higher rate funding sources as compared to the existing relationship and interest expense might increase. We may also be required to sell securities or other assets to meet funding needs which would reduce revenues or potentially generate losses.
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
Significant changes to the size, structure, powers and operations of the federal government may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial condition.
The new administration has begun to implement significant changes to the size and scope of the federal government to achieve stated goals including reducing the federal budget deficit and national debt, improving the efficiency of government operations, and promoting innovation and economic growth. To date, these efforts have been carried out through a mix of executive actions aimed at eliminating or modifying federal agency and federal program funding, reducing the size of the federal workforce, reducing or altering the scope of activities conducted by, and possibly eliminating, various federal agencies and bureaus, and encouraging the use of artificial intelligence and other advanced technologies within the public and private sectors. If implemented, these changes may have varied effects on the economy that are difficult to predict. For instance, the delivery of government services and the distribution of federal program funds and benefits may be disrupted or, in some cases, eliminated as a result of funding cuts or recasting of federal agency mandates. Further, a substantial reduction of the federal workforce could adversely affect regional and local economies, both directly and indirectly, in geographies with significant concentrations of federal employees and contractors. It is possible that the velocity of such comprehensive changes to the federal government may be materially adverse to the market area where we conduct business and to our customers, which, in turn, could be materially adverse to our business, financial condition and results of operations.
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

Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.
The new administration has signaled it will impose certain tariffs against U.S. trading partners. On February 1, 2025, an Executive Order was issued imposing tariffs at various levels on imports from Canada, Mexico, and China. The newly imposed tariffs have resulted in immediate threats of retaliatory tariffs against U.S. goods and resulted in discussions with the countries which have delayed many of the U.S. imposed tariffs while discussions with each trading partner continue.
The above and other potential tariffs and trade restrictions may cause the prices of our customers’ products to increase, which could reduce demand for such products, or reduce our customers’ margins, and adversely impact their revenues, financial results, and ability to service debt. This in turn could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future. At this time, it remains unclear what the U.S. government or trading partners will or will not do with respect to additional tariffs that may be imposed or international trade agreements and policies.
Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks, including, but not limited to, customer, employee or third-party fraud and data processing system failures and errors.
We rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud or other misconduct by employees or outside persons, the improper use of confidential information, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of our internal control system and compliance requirements, high volume of transactions processed for our strategic partners, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions, including claims for negligence, that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulations, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. We maintain a system of internal controls to mitigate operational risks, including data processing system failures and errors and customer or employee fraud, as well as insurance coverage designed to protect us from material losses associated with these risks, including losses resulting from any associated business interruption. It is not always possible to prevent employee or third-party errors or misconduct. Any material weakness in our internal control system, a breakdown in our internal control system, improper operation of our systems or improper employee actions could result in material financial loss to us, the imposition of regulatory action, and damage to our reputation.
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
While we attempt to invest a significant majority of our total assets in loans (our loan-to-asset ratio was 85.1% as of December 31, 2024), we invest a percentage of our total assets (1.1% as of December 31, 2024) in investment securities with the primary objectives of providing a source of liquidity and meeting pledging requirements. As of December 31, 2024, the fair value of our available for sale investment securities portfolio was $35,000, which included a net unrealized loss of $2,000, and the fair value of our held to maturity investment securities was $46.7 million, which included a net unrealized loss of $581,000. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause impairment in future periods and result in realized losses. The process for determining whether impairment exists usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Although we have not recognized an impairment related to our investment portfolio as of December 31, 2024, changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, among other factors, may cause us to recognize losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.
The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.
The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and related notes to those financial statements. Our critical accounting policies, which are included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our needing to revise or restate prior period financial statements, cause damage to our reputation and the price of our common stock, and adversely affect our business, financial condition and results of operations.
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
As noted above, federal banking agency rules require banking organizations to notify their primary federal regulator of significant security incidents within 36 hours of determining that such an incident has occurred as soon as possible and no later than within 36 hours of a significant cybersecurity incident. Failure to comply with these requirements in the event of such an incident could result in sanctions by regulatory agencies, civil money penalties, and/or damage to our reputation, all of which could have an adverse effect on our business, financial condition and results of operations. Additionally, the SEC enacted rules, effective as of December 18, 2023, requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy and governance. If we fail to comply with these new requirements we could incur regulatory fines in addition to other adverse consequences to our reputation, business, financial condition and results of operations.
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
Risks Related to Our Industry
Regulation of the financial services industry is intense, and we may be adversely affected by changes in laws and regulations, including as a result of the new administration.
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

Compliance with applicable laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The Dodd-Frank Act, which imposed significant regulatory and compliance changes on financial institutions, is an example of this type of federal law. Any future legislative changes, including as a result of the new administration, could have a material impact on our profitability, the value of assets held for investment or the value of collateral for loans. Future legislative changes could also require changes to business practices and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.
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
General Risk Factors
We have identified material weaknesses in our internal control over financial reporting. Such material weaknesses could adversely affect our results of operations and financial condition. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, evaluating the effectiveness of our internal controls and disclosing any changes or material weaknesses identified through such evaluation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In March 2025, we determined that certain interest income, non-interest income, BaaS loan expense, and non-interest expense amounts in our financial statements were not recognized in accordance with GAAP. As a result, we determined that there were material errors in the financial statements that required a restatement of our financial statements for the year ended December 31, 2023 and for the quarterly periods ended March 31, June 30, and September 30, 2023 and 2024. Those restatements are included in this Annual Report on Form 10-K. In addition, management determined that material weaknesses existed, and, as a result, that our internal control over financial reporting was not effective as of December 31, 2023 or December 31, 2024 due to control, design and implementation deficiencies with respect to third-party reports.
Management is implementing enhanced internal controls to remediate the material weaknesses that were identified. Specifically, we are in the process of implementing controls to enhance our risk assessment, control and evaluation procedures over third-party reports to ensure compliance with the Company’s accounting policies. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have their intended effects.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. If we are not able to comply with the requirements of the Sarbanes-Oxley Act or if we are unable to maintain effective internal control over financial reporting, we may not be able to produce timely and accurate financial statements or guarantee that information required to be disclosed by us in the reports that we file with the SEC, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Any failure of our internal control over financial reporting or disclosure controls and procedures could cause our investors to lose confidence in our publicly reported information, cause the market price of our stock to decline, expose us to sanctions or investigations by the SEC or other regulatory authorities, or impact our results of operations.
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
As part of the Information Security Program, the Company has implemented preventative controls to minimize data loss, exposure and misuse. These controls are designed to be implemented before a threat event to avoid the likelihood and potential impact of inadvertent or intentional misuse, improper disclosure, damage or loss. In addition, the Information Security Program includes internal and external penetration testing, regular vulnerability assessments, detailed vulnerability management, data loss prevention controls, file access, controls, data integrity monitoring and reporting, and threat intelligence. The Information Security Program is coordinated and primarily executed by our information security, technology, and operations personnel. The IT department is responsible for the oversight of all managed systems and implements and maintains appropriate controls to protect the confidentiality, integrity and availability of computerized data and information resources. Coastal applies a layered defense strategy for protecting information systems and customer information, including the implementation of zero-trust principles, which require authenticated, authorized, and validated users and devices to access applications and data. Security logs are correlated and monitored by an internal security team as well as an augmented third-party Security Operation Center. Network vulnerability scans are conducted daily.
Coastal engages third party auditors and consultants in connection with the Information Security Program, including conducting external penetration testing, independent audits and risk assessments. Coastal also utilizes third party service providers in the ordinary course of business to provide services to customers and partners. These third-party service providers may store or process confidential information and personally identifiable information related to our customers or on behalf of our partners to perform those services for which they were engaged. Coastal has implemented a vendor management program to help ensure third-party relationships are effectively managed. Under this program, we have established risk-focused controls and processes that are designed to monitor our vendors’ compliance with relevant laws, regulations, and industry standards, such as data privacy regulations and anti-corruption laws, as well as relevant contractual obligations.
Executive Management is responsible for managing the Information Security Program’s operations for identifying and assessing external and internal risks to the security, confidentiality, and integrity of nonpublic information that could result in the unauthorized disclosure, misuse, alteration, destruction or other compromise of such information. Coastal’s Information Security Officer (“ISO”) is designated by the Board and is responsible for implementing and monitoring the Information Security Program. The ISO is a Senior Vice President and has served in such role since 2010. The ISO has over 38-years of combined financial institution experience, which includes compliance, BSA, operations, physical security and information security. The ISO provides an annual report to the Board on the overall status of the Information Security Program and information technology incidents as necessary. The SVP of Technology also has responsibility for cybersecurity matters and reports to the Management Risk Committee, which consists of members of senior management.

The Technology Subcommittee of the Management Risk Committee focuses on three pillars: Technology Strategy, InfoSec/Cyber, and Data.
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
Item 2.    Properties
Our corporate headquarters is located at 5415 Evergreen Way, Everett, WA 98203. In addition to our corporate headquarters, which includes our Evergreen branch, we operated 13 other branch offices as of December 31, 2024 for our community bank and CCBX segments. Twelve of our branches are located in Snohomish County and two of our branches are located in neighboring counties (one in King County and one in Island County). We own our corporate headquarters and five of our other branch offices and lease the remainder of our branch offices. The leases, excluding renewal periods, on our branch offices expire in 2024 through 2044. We believe that these facilities and additional or alternative space available to us are adequate to meet our needs for the foreseeable future.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information, Holders of Common Stock and Dividends
The Company’s common stock, no par value per share, is traded on the Nasdaq Global Select Market under the symbol “CCB.” On March 5, 2025, there were 259 holders of record of the Company’s common stock.
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
Performance Graph
The following graph shows the five-year comparison of the total return to shareholders of the Company’s common stock as compared to the total returns of the S&P United States SmallCap Banks (Industry Group) Index and S&P 600 Small Cap during the five-year period beginning December 31, 2019 and ending December 31, 2024. Total return includes appreciation or depreciation in market value of the Company’s common stock as well as actual cash and stock dividends paid to common shareholders. The graph assumes the value of the investment in Company’s common stock and each index was $100 on December 31, 2019, and all dividends were reinvested. There can be no assurance that our future stock performance will be the same or similar to the historical stock performance shown in the graph below. We neither make nor endorse any predictions as to stock performance.

Total Return Performance
600.00
400.00
200.00
—
2019
2020
2021
2022
2023
2024
Coastal Financial Corporation
S&P 600 Small Cap
S&P United States SmallCap Banks (Industry Group) Index

	2019	2020	2021	2022	2023	2024
Coastal Financial Corporation	100.00	127.50	307.35	288.52	269.64	515.54
S&P 600 Small Cap	100.00	111.29	141.13	118.41	137.42	149.37
S&P United States SmallCap Banks (Industry Group) Index	100.00	90.82	126.43	111.47	112.03	132.44

Source: S&P Global Market Intelligence

The information set forth under the heading “Performance Graph” shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that such information to be treated as soliciting material or specifically to be incorporated by reference into a filing under the Securities Act of 1933, as amended, or the Exchange Act.
Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the year ended December 31, 2024.

Item 6.    Reserved
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
This discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this Form 10-K. The Company restated its financial statements for the year ended December 31, 2023 and the quarters ended March 31, June 30, and September 30, 2023 and 2024 for misstatements between the balance sheet, income statement and statement of cash flows that were determined to be material to previously issued financial statements. See “Note 23, Restatement of Prior Period Financial Statements” in Item 8 of this Form 10-K, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our consolidated financial statements.
We are a bank holding company that operates through our wholly owned subsidiaries, Coastal Community Bank (“Bank”) and Arlington Olympic LLC. We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. Our business is conducted through three reportable segments: The community bank, CCBX and treasury & administration. The community bank segment includes all community banking activities, with a primary focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment had 24 partners as of December 31, 2024. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.
As of December 31, 2024, we had total assets of $4.12 billion, total loans receivable of $3.49 billion, total deposits of $3.59 billion and total shareholders’ equity of $438.7 million.
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
We generate most of our community bank revenue from interest on loans and CCBX revenue from BaaS fee income and interest on loans. Our primary source of funding for our loans is commercial and retail deposits from our customer relationships and from our partner deposit relationships. We place secondary reliance on wholesale funding, primarily borrowings from the Federal Home Loan Bank (“FHLB”). Less commonly used sources of funding include borrowings from the Federal Reserve System (“Federal Reserve”) discount window, draws on established federal funds lines from unaffiliated commercial banks, brokered funds, which allows us to obtain deposits from sources that do not have a relationship with the Bank and can be obtained through certificate of deposit listing services, via the internet or through other advertising methods, or a one-way buy through an insured cash sweep (“ICS”) account, which allows us to obtain funds from other institutions that have deposited funds through ICS. Our largest expenses are provision for credit losses - loans, interest on deposits and borrowings, BaaS loan expense, salaries and employee benefits, BaaS fraud expense, legal and professional expenses, data processing and software licenses and occupancy expense. Our principal lending products are commercial real estate loans, consumer loans, residential real estate, commercial and industrial loans and construction, land and land development loans.
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
Third Party Risk Management Guidance
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
Credit Quality
We have well established loan policies and underwriting practices that have resulted in low levels of charge-offs and nonperforming assets for the community bank. Through our thorough underwriting process, we strive to originate quality loans that will maintain and enhance the overall credit quality of our loan portfolio, and through our careful monitoring of our community bank loan portfolio and prompt attention to delinquencies, we seek to minimize the impact of problem loans. However, credit trends in the markets in which we operate are largely impacted by economic conditions beyond our control and can adversely impact our financial condition. We originate loans through our CCBX partners and while these loans will have higher levels of charge-offs and nonperforming assets, agreements with our CCBX partners provide for a credit enhancement which protects the Bank by absorbing incurred losses. For additional information on credit enhancements see Item 1. Business - Concentrations of Credit Risk section. If our partners are unable to fulfill their contracted obligations then the Bank would be exposed to additional credit losses as a result of this counterparty risk. Management regularly evaluates and manages this counterparty risk.
Operating Efficiency
The largest component of noninterest expense is BaaS loan expense and salaries and employee benefits. Other significant operating expenses include BaaS fraud expense, legal and professional expenses, data processing and software licenses and occupancy expense. Our operating efficiency, as measured by our efficiency ratio, has gradually improved primarily because the growth of our deposits and loans has enabled our net interest income and noninterest income to outpace the growth of our expenses. When we make substantial investments in our infrastructure and make investments to increase our operating capacity, our operating efficiency ratio decreases until we generate enough revenue growth to offset the increased costs however, prior to making such investments, we focus on how best and most expediently we can achieve the revenue growth necessary to offset the costs of these investments or new branches. Our efficiency ratio has been impacted by the increase in CCBX income and CCBX expense. Our efficiency ratio was 42.38% at December 31, 2024, compared to 44.66% at December 31, 2023. This ratio decreased as a result of the increase in net interest income and credit enhancement income for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Economic Conditions
Our business and financial performance are affected by economic conditions generally in the United States for CCBX and more directly for the community bank in the markets in the Puget Sound region where we operate. The significant economic factors that are most relevant to our business and our financial performance include, but are not limited to, real estate values, interest rates and unemployment rates. In recent years, the Puget Sound region has experienced significant population gain, fueled in large part by the region’s technology industry, low unemployment and rising real estate values, all of which positively impacted our business. The economic environment is continuously changing with bank failures, mergers, inflation, changing interest rates, global unrest, the war in Ukraine, conflicts in the Middle East, political environment, natural disasters, and trade issues that contribute to economic uncertainty which has caused increased market volatility and may lead to a significant decrease in consumer confidence and business generally.
Critical Accounting Estimates and Significant Accounting Policies
Our accounting policies are integral to understanding our results of operations. Our accounting policies are described in greater detail in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. Our critical accounting estimates are included and discussed below. These assumptions, estimates and judgments we use can be influenced by a number of factors, including the general economic environment. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations. We believe that of our accounting policies, the following accounting policies may involve a higher degree of judgment and complexity:
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
As of December 31, 2024, loans receivable totaled $3.49 billion, an increase of $465.0 million, or 15.4%, compared to $3.02 billion as of December 31, 2023. Total loans receivable is net of $6.5 million in net deferred origination fees. The increase in loans is largely attributed to growth in our CCBX segment as a result of growth from existing and new partners, combined with loan growth in the community bank segment. For more information and discussion related to the loans held for investment, see “Note 4 - Loans and Allowance for Credit Losses” in the Consolidated Financial Statements.
Loans Held for Sale
CCBX loans held for sale consist of the portion of CCBX originated loans that the Company intends to sell back to the originating CCBX partner or its affiliate generally at par. The Company sells loans to manage credit positions and concentrations with partners and across loan categories. During the twelve months ended December 31, 2024, the Company transferred $1.55 billion in CCBX loans receivable to loans held for sale and subsequently sold $1.52 billion these loans. As of December 31, 2024 there were $20.6 million CCBX loans held for sale and no CCBX loans were held for sale as of December 31, 2023.
Community bank loans held-for-sale consist of the guaranteed portion of SBA loans and United States Department of Agriculture (“USDA”) loans the Company intends to sell after origination and are reflected at the lower of aggregate cost or fair value. Loans are generally sold with servicing of the sold portion retained by the Company when the sale of the loan occurs, the premium received is combined with the estimated present value of future cash flows on the related servicing asset and recorded as a gain on sale of loans in noninterest income. There were no community bank loans held for sale at December 31, 2024 and 2023.
Equity Investments
Equity investments include amounts invested in stock, venture capital funds, partnerships, and other business ventures. Some of these equity investments are in vendors/suppliers, private companies, government agencies, or government sponsored enterprises. The Company directly holds stock in organizations such as the Federal Reserve Bank, Federal Home Loan Bank of Des Moines, private companies, and venture capital funds. Equity investments are subject to the risk of loss if these organizations experience financial difficulties or fall on hard times. The Company carries these investments at market value or cost if market value is not readily determinable. During 2024, net contributions to private company equity investments totaled $72,000 and increased in value by $26,000. In 2023, net contributions to private company equity investments totaled $125,000 and increased in value by $278,000.
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
Also included in the ACL are qualitative reserves to cover losses that are expected, but in the Company’s assessment may not be adequately represented in the quantitative method. For example, factors that the Company considers include environmental business conditions, borrower’s financial condition, credit rating and the volume and severity of past due loans and nonaccrual loans. Based on this analysis, the Company records a provision for credit losses to maintain the allowance at appropriate levels.
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
The Company increased the allowance from $117.4 million at December 31, 2023 to $177.0 million at December 31, 2024. The allowance was significantly increased in response to growth in CCBX loans. The Company uses CCBX partner data, industry data and its own credit loss data to develop an appropriate allowance for the risk inherent in the CCBX new loan volume. For more information and discussion related to the allowance for credit losses, see “Note 4 - Loans and Allowance for Credit Losses” in the Consolidated Financial Statements.
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
For the year ended December 31, 2024, noninterest income subject to Topic 606 increased $6.6 million to $24.7 million, compared to $18.1 million for the year ended December 31, 2023. The increase was largely due to an increase in BaaS fee income resulting from increased activity and growth with active CCBX partners. For more information and discussion related to revenue recognition, see “Note 19 – Revenue Recognition” in the Consolidated Financial Statements.
Recent Pronouncements
For a discussion of the expected impact of accounting pronouncements recently adopted and accounting pronouncements recently issued but not yet adopted by us as of December 31, 2024, see “Note 2 – Recent Accounting Standards” in the accompanying notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Results of Operations
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the year ended December 31, 2024. The information contained in this section should be read together with the December 31, 2024 audited Consolidated Financial Statements and the accompanying Notes included in Item 8. Financial Statements and Supplementary Data of this Form 10-K.
Net Income
Year Ended December 31, 2024, Compared to Year Ended December 31, 2023. Net income for the year ended December 31, 2024 was $45.2 million, or $3.26 per diluted share, compared to $44.6 million, or $3.27 per diluted share, for the year ended December 31, 2023. The increase in net income over the prior year was attributable to a $41.5 million increase in net interest income, $104.1 million increase in noninterest income partially offset by a $93.6 million increase in the provision for credit losses - loans and a $51.7 million increase in noninterest expense. The increase in noninterest income, provision expense and noninterest expense are largely related to CCBX loan and deposit growth. The increase in interest expense is related to higher average interest bearing deposits and an increase in cost of deposits as a result of higher interest rates.
Year Ended December 31, 2023, Compared to Year Ended December 31, 2022. Net income for the year ended December 31, 2023 was $44.6 million, or $3.27 per diluted share, compared to $40.6 million, or $3.01 per diluted share, for the year ended December 31, 2022. The increase in net income over the prior year was attributable to a $59.8 million increase in net interest income, $81.2 million increase in noninterest income partially offset by a $104.9 million increase in the provision for credit losses - loans and a $29.5 million increase in noninterest expense. The increase in noninterest income, provision expense and noninterest expense are largely related to CCBX loan and deposit growth. The increase in interest expense is related to higher average interest bearing deposits and an increase in cost of deposits as a result of higher interest rates.
Net Interest Income
Year Ended December 31, 2024, Compared to Year Ended December 31, 2023. Net interest income for the year ended December 31, 2024, was $273.0 million, compared to $231.6 million for the year ended December 31, 2023, an increase of $41.6 million, or 17.9%. Yield on loans receivable was 11.20% for the year ended December 31, 2024, compared to 10.36% for the year ended December 31, 2023. The increase in net interest income compared to the year ended December 31, 2023 was largely related to growth in loans from CCBX and the community bank.
Interest and fees on loans totaled $372.0 million for the year ended December 31, 2024 compared to $304.3 million for the year ended December 31, 2023. The $67.8 million increase in interest and fees on loans for the year ended December 31, 2024, compared to the year ended December 31, 2023, was largely due to growth in CCBX and community bank loans. Total average loans receivable for the year ended December 31, 2024 was $3.32 billion, compared to $2.94 billion for the year ended December 31, 2023.
CCBX average loans receivable grew to $1.43 billion for the year ended December 31, 2024, compared to $1.21 billion for the year ended December 31, 2023, an increase of $217.2 million, or 17.9%. Average CCBX yield of 17.39% and 16.30% was earned on CCBX loans for the years ended December 31, 2024 and December 31, 2023, respectively. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield.
Community bank average loans receivable grew to $1.89 billion for the year ended December 31, 2024, compared to $1.73 billion for the year ended December 31, 2023, an increase of $166.5 million, or 9.6%. Average yield of 6.54% was earned on community bank loans for the year ended December 31, 2024, compared to 6.20% for the year ended December 31, 2023.
Interest income from interest earning deposits with other banks was $21.3 million for the year ended December 31, 2024, an increase of $5.9 million largely due to an increase in balances, compared to the year ended December 31, 2023. The average balance of interest earning deposits invested with other banks for the year ended December 31, 2024 was $405.5 million, compared to $295.8 million for the year ended December 31, 2023. Additionally, the yield on these interest earning deposits with other banks increased 0.05%, compared to the year ended December 31, 2023. Interest income on investment securities decreased $141,000 to $3.1 million, with a yield of 4.67% at December 31, 2024, compared to $3.2 million, and a yield of 2.66%, at December 31, 2023. Average investment securities decreased $54.7 million from $120.2 million for the year ended December 31, 2023 to $65.5 million for the year ended December 31, 2024 as a result of available for sale (“AFS”) U.S. Treasury securities that matured earlier in the year, partially offset by an increase in HTM securities resulting from securities purchased for CRA purposes.
Interest expense was $123.7 million for the year ended December 31, 2024, a $32.1 million increase from the year ended December 31, 2023. Interest expense on deposits was $120.9 million for the year ended December 31, 2024, compared to $89.0 million for the year ended December 31, 2023. The $31.9 million increase in interest expense on deposits was due to an increase in average interest bearing deposits of $510.2 million and an increase in interest rates. Interest on borrowed funds was $2.8 million for the year ended December 31, 2024 and $2.6 million for the year ended December 31, 2023. The $173,000 increase in interest expense on borrowed funds from the year ended December 31, 2023 is primarily the result of an increase in interest rates on the junior subordinated debt, which increased 0.22% to 7.77% for the year ended December 31, 2024, compared to 7.55% for the year ended December 31, 2023.
Net interest margin was 7.18% for the year ended December 31, 2024, compared to 6.88% for the year ended December 31, 2023. The increase in net interest margin compared to the year ended December 31, 2023 was largely a result of an increase of 0.84% for yield on loans partially offset by an increase of 0.59% for cost of deposits, primarily due to growth in CCBX deposits. Interest expense has increased and net interest margin was compressed as a result of growth in higher rate CCBX deposits. Interest bearing deposits increased an average of $510.2 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, and these deposits were tied to a higher Fed Funds rate for most of 2024. Also contributing is the sale of higher risk and higher yielding loans during the quarters ended September 30, 2023, December 31, 2023 and March 31, 2024 in an effort to optimize and strengthen the balance sheet which increased year to date net interest margin.
Cost of funds was 3.49% for the year ended December 31, 2024, compared to 2.91% for the year ended December 31, 2023. Cost of deposits for the year ended December 31, 2024 was 3.46%, which was a 0.58% increase, from 2.87% for the year ended December 31, 2023. These increases were largely due to growth in CCBX interest bearing deposits tied to a higher Fed Funds rate for most of 2024, compared to the year ended December 31, 2023. We expect the recent decrease in the Fed Funds rate will help to decrease the cost of deposits.
Total yield on loans receivable for the year ended December 31, 2024 was 11.20%, compared to 10.36% for the year ended December 31, 2023. This increase in yield on loans receivable is primarily attributed to a 0.34% increase in yield and $166.5 million increase in average community bank loans compared to the year ended December 31, 2023. For the year ended December 31, 2024, average CCBX loans increased $217.2 million, or 17.9%, with an average CCBX yield of 17.39%, compared to 16.30% for the year ended December 31, 2023. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. In light of our recent efforts to optimize and strengthen the balance sheet by selling higher yield CCBX loans back to the originating partners, combined with the recent decrease in the Fed Funds rate, total yield on loans have and may continue to flatten out as new CCBX loans are replacing higher risk and higher yielding loans that were sold or allowed to mature during the quarters ended September 30, 2023, December 31, 2023 and March 31, 2024.
Year Ended December 31, 2023, Compared to Year Ended December 31, 2022. Net interest income for the year ended December 31, 2023 was $231.6 million, compared to $171.8 million for the year ended December 31, 2022, an increase of $59.8 million, or 34.8%. Yield on loans receivable was 10.36% for the year ended December 31, 2023, compared to 8.12% for the year ended December 31, 2022. The increase in net interest income compared to the year ended December 31, 2022 was largely related to increased yield on loans from growth in higher yielding CCBX and community bank loans and interest rate increases on variable rate and new loans. Average loans receivable for the year ended December 31, 2023 was $2.94 billion, compared to $2.26 billion for the year ended December 31, 2022.
Interest and fees on loans totaled $304.3 million for the year ended December 31, 2023 compared to $183.4 million for the year ended December 31, 2022. The $120.9 million increase in interest and fees on loans for the year ended December 31, 2023, compared to the year ended December 31, 2022, was largely due to increased yield on loans from growth in higher yielding CCBX and community bank loans and an overall increase in interest rates. Loan growth was $394.3 million, or 15.0%, for the year ended December 31, 2023, compared to December 31, 2022. CCBX average loans receivable grew to $1.21 billion for the year ended December 31, 2023, compared to $742.4 million for the year ended December 31, 2022, an increase of $468.0 million, or 63.0%. Average CCBX yield of 16.30% was earned on CCBX loans for the year ended December 31, 2023, compared to 13.85% for the year ended December 31, 2022. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Also impacting the increase in loan interest is the increase in interest rates on variable rate loans resulting from the FOMC raising rates from 4.50% as of December 31, 2022 to 5.50% as of December 31, 2023, with the most recent increase during such period on July 26, 2023.

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
Net interest margin was 6.88% for the year ended December 31, 2023, compared to 5.97% for the year ended December 31, 2022. The increase in net interest margin compared to the year ended December 31, 2022 was largely a result of an increase in higher rate loans. Average loans increased $679.1 million, compared to the year ended December 31, 2022. Also contributing to the increase in net interest margin compared to the year ended December 31, 2022 was a $8.6 million increase in interest earned on interest earning deposits invested in other banks. These interest earning deposits earned an average rate of 5.19% for the year ended December 31, 2023, compared to an average rate of 1.30% for the year ended December 31, 2022.
Cost of funds was 2.91% for the year ended December 31, 2023, compared to 0.75% for the year ended December 31, 2022. Cost of deposits for the year ended December 31, 2023 was 2.87%, which was a 2.16% increase, from 0.71% for the year ended December 31, 2022. These increases were largely due to an increase in interest rates and an increase in interest bearing deposits. CCBX deposit growth also contributed to the increase in interest expense.
Total yield on loans receivable for the year ended December 31, 2023 was 10.36%, compared to 8.12% for the year ended December 31, 2022. This increase in yield on loans receivable is primarily attributed to an increase in higher rate CCBX loans. As of the year ended December 31, 2023, average CCBX loans increased $468.0 million, or 63.0%, with an average CCBX yield of 16.30%, compared to 13.85% at December 31, 2022. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. There was an increase in average community bank loans of $211.1 million, or 13.9%, which is net of an average $28.6 million decrease in PPP loans as a result of loan forgiveness and repayments, compared to the year ended December 31, 2022. Average yield on community bank loans for the year ended December 31, 2023 was 6.20% compared to 5.32% for the year ended December 31, 2022.

The following tables (1) show the average yield on loans and cost of deposits by segment and (2) illustrate how BaaS loan interest income is affected by BaaS loan expense resulting in net BaaS loan income and the associated yield for the periods indicated:

	For the Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
	Yield on Loans	Cost of Deposits	Yield on Loans (2)	Cost of Deposits	Yield on Loans	Cost of Deposits
Community Bank	6.54%	1.80%	6.20%	1.14%	5.32%	0.18%
CCBX (1)	17.39%	4.70%	16.30%	4.55%	13.85%	1.57%
Consolidated	11.20%	3.46%	10.36%	2.87%	8.12%	0.71%
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
(2) See Note 23, Restatement of Prior Period Financial Statements.

	For the Year Ended
	December 31, 2024		December 31, 2023 (3)		December 31, 2022
(dollars in thousands)	Income / Expense	Income / expense divided by average CCBX loans	Income / Expense	Income / expense divided by average CCBX loans	Income / Expense	Income / expense divided by average CCBX loans
BaaS loan interest income	$248,286	17.39%	$197,306	16.30%	$102,808	13.85%
Less: BaaS loan expense	118,536	8.30%	79,748	6.59%	53,294	7.18%
Net BaaS loan income (1)	$129,750	9.09%	$117,558	9.71%	$49,514	6.67%
Average BaaS Loans(2)	$1,427,571		$1,210,413		$742,392
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2) Includes loans held for sale.
(3) See Note 23, Restatement of Prior Period Financial Statements.
The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan costs, net of fees included in interest income, totaled $8.9 million and $6.3 million for the years ended December 31, 2024 and 2023, respectively and loan fees, net of costs included in interest income totaled $3.2 million for the year ended December 31, 2022.

	Average Balance Sheets For the Year Ended December 31,
	2024			2023 (4)			2022
(dollars in thousands)	Average Balance	Interest & Dividends	Yield / Cost	Average Balance	Interest & Dividends	Yield / Cost	Average Balance	Interest & Dividends	Yield / Cost
Assets
Interest earning assets:
Interest earning deposits with other banks	$405,515	$21,265	5.24%	$295,808	$15,346	5.19%	$515,967	$6,728	1.30%
Investment securities, available for sale (1)	16,162	350	2.17	100,260	2,158	2.15	91,970	1,710	1.86
Investment securities, held to maturity (1)	49,320	2,706	5.49	19,918	1,039	5.22	1,266	35	2.76
Other investments	10,696	435	4.07	11,512	387	3.36	10,146	345	3.40
Loans receivable (2)	3,320,582	372,021	11.20	2,936,908	304,289	10.36	2,257,787	183,352	8.12
Total interest earning assets	3,802,275	396,777	10.44	3,364,406	323,219	9.61	2,877,136	192,170	6.68
Noninterest earning assets:
Allowance for credit losses	(140,433)			(91,194)			(46,769)
Other noninterest earning assets	257,951			198,071			119,817
Total assets	$3,919,793			$3,471,283			$2,950,184

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$2,905,202	$120,932	4.16%	$2,395,012	$89,000	3.72%	$1,724,020	$19,004	1.10%
FHLB advances and other borrowings	2,854	144	5.05	—	—	—	6,029	69	1.14
Subordinated debt	44,216	2,394	5.41	44,066	2,373	5.39	27,626	1,179	4.27
Junior subordinated debentures	3,590	279	7.77	3,589	271	7.55	3,587	143	3.99
Total interest bearing liabilities	2,955,862	123,749	4.19	2,442,667	91,644	3.75	1,761,262	20,395	1.16
Noninterest bearing deposits	586,477			707,641			942,087
Other liabilities	56,996			49,271			24,097
Total shareholders' equity	320,458			271,704			222,738
Total liabilities and shareholders' equity	$3,919,793			$3,471,283			$2,950,184
Net interest income		$273,028			$231,575			$171,775
Interest rate spread			6.25%			5.86%			5.52%
Net interest margin (3)			7.18%			6.88%			5.97%
(1) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2) Includes loans held for sale and nonaccrual loans.
(3) Net interest margin represents net interest income divided by the average total interest earning assets.
(4) See Note 23, Restatement of Prior Period Financial Statements.

The following table presents an analysis of certain average balances, interest income and interest expense that are specific to each segment. Items are that not directly attributed to the segment are not listed:

	For the Year Ended
	December 31, 2024			December 31, 2023 (7)			December 31, 2022
(dollars in thousands)	Average Balance	Interest & Dividends	Yield / Cost	Average Balance	Interest & Dividends	Yield / Cost	Average Balance	Interest & Dividends	Yield / Cost
Community Bank
Assets
Interest earning assets:
Loans receivable (1)	$1,893,011	$123,735	6.54%	$1,726,495	$106,983	6.20%	$1,515,395	$80,544	5.32%
Intrabank asset, net (6)	—	—	—	—	—	—	123,156	796	0.65
Total interest earning assets	1,893,011	123,735	6.54	1,726,495	106,983	6.20	1,638,551	81,340	4.96
Liabilities
Interest bearing liabilities:
Interest bearing deposits	968,206	26,897	2.78	900,516	17,354	1.93	905,447	2,896	0.32
Intrabank liability, net (6)	401,027	21,265	5.30	198,176	10,404	5.25	—	—	—
Total interest bearing liabilities	1,369,233	48,162	3.52	1,098,692	27,758	2.53	905,447	2,896	0.32
Noninterest bearing deposits	523,778			627,803			733,104
Net interest income		$75,573			$79,225			$78,444
Net interest margin(2)			3.99%			4.59%			4.79%

CCBX
Assets
Interest earning assets:
Loans receivable (1)(3)	$1,427,571	$248,286	17.39%	$1,210,413	$197,306	16.30%	$742,392	$102,808	13.85%
Intrabank asset, net (6)	572,124	30,221	5.28	363,921	19,071	5.24	285,164	4,106	1.44
Total interest earning assets	1,999,695	278,507	13.93	1,574,334	216,377	13.74	1,027,556	106,914	10.40
Liabilities
Interest bearing liabilities:
Interest bearing deposits	1,936,996	94,035	4.85	1,494,496	71,646	4.79	818,573	16,108	1.97
Total interest bearing liabilities	1,936,996	94,035	4.85	1,494,496	71,646	4.79	818,573	16,108	1.97
Noninterest bearing deposits	62,699			79,838			208,983
Net interest income		$184,472			$144,731			$90,806
Net interest margin(2)			9.23%			9.19%			8.84%
Net interest margin, net of Baas loan expense (4)			3.30%			4.13%			3.65%

	For the Year Ended
	December 31, 2024			December 31, 2023			December 31, 2022
(dollars in thousands)	Average Balance	Interest & Dividends	Yield / Cost	Average Balance	Interest & Dividends	Yield / Cost	Average Balance	Interest & Dividends	Yield / Cost
Treasury & Administration
Assets
Interest earning assets:
Interest earning deposits with other banks	$405,515	$21,265	5.24%	$295,808	$15,346	5.19%	$515,967	$6,728	1.30%
Investment securities, available for sale (5)	16,162	350	2.17	100,260	2,158	2.15	91,970	1,710	1.86
Investment securities, held to maturity (5)	49,320	2,706	5.49	19,918	1,039	5.22	1,266	35	2.76
Other investments	10,696	435	4.07	11,512	387	3.36	10,146	345	3.40
Total interest earning assets	481,693	24,756	5.14	427,498	18,930	4.43	619,349	8,818	1.42
Liabilities
Interest bearing liabilities:
FHLB advances and borrowings	2,854	144	5.05%	—	—	—%	6,029	69	1.14%
Subordinated debt	44,216	2,394	5.41	44,066	2,373	5.39	27,626	1,179	4.27
Junior subordinated debentures	3,590	279	7.77	3,589	271	7.55	3,587	143	3.99
Intrabank liability, net (6)	171,097	8,956	5.23	165,745	8,667	5.23	408,320	4,902	1.20
Total interest bearing liabilities	221,757	11,773	5.31	213,400	11,311	5.30	445,562	6,293	1.41
Net interest income		$12,983			$7,619			$2,525
Net interest margin(2)			2.70%			1.78%			0.41%
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
(7)See Note 23, Restatement of Prior Period Financial Statements.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the $42.9 million increase in loan interest income that is attributable to an increase in loan volume and $24.8 million increase in loan interest income that is attributable to an increase in loan rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Year Ended December 31, 2024 Compared to Year Ended December 31, 2023 (1)			Year Ended December 31, 2023 Compared to Year Ended December 31, 2022 (1)
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate		Volume	Rate
Interest income:
Interest earning deposits	$5,753	$166	$5,919	$(11,422)	$20,040	$8,618
Investment securities, available for sale	(1,821)	13	(1,808)	178	270	448
Investment securities, held to maturity	1,613	54	1,667	973	31	1,004
Other Investments	(33)	81	48	46	(4)	42
Loans receivable	42,917	24,815	67,732	70,363	50,574	120,937
Total increase in interest income	48,429	25,129	73,558	60,138	70,911	131,049

Interest expense:
Interest bearing deposits	21,208	10,724	31,932	24,934	45,062	69,996
PPPLF borrowings	—	—	—	—	—	—
FHLB advances	144	—	144	(69)	—	(69)
Subordinated debt	8	13	21	885	309	1,194
Junior subordinated debentures	—	8	8	—	128	128
Total increase in interest expense	21,360	10,745	32,105	25,750	45,499	71,249
Increase in net interest income	$27,069	$14,384	$41,453	$34,388	$25,412	$59,800
(1) See Note 23, Restatement of Prior Period Financial Statements
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

The economic environment is continuously changing, due to the pace of economic growth, inflation, changing interest rates, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, the political environment, natural disasters, and trade issues that may impact the provision and therefore the allowance. Gross loans, excluding loans held for sale, totaled $3.49 billion at December 31, 2024. The allowance for credit losses as a percentage of loans was 5.08% at December 31, 2024, compared to 3.88% at December 31, 2023.
Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by indemnifying or reimbursing incurred losses. CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them vested interests in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans and reclassified negative deposit accounts. When the provision for credit losses - loans and provision for unfunded commitments are recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner's legal commitment to indemnify or reimburse losses. The credit enhancement asset is relieved as credit enhancement payments are received from the CCBX partner or taken from the partner's cash reserve account.
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
Year Ended December 31, 2024, Compared to Year Ended December 31, 2023. The provision for credit losses - loans for the year ended December 31, 2024, was $275.7 million compared to $184.0 million for the year ended December 31, 2023. The increase in the Company’s provision for credit losses - loans during the year ended December 31, 2024, is largely related to the provision for CCBX partner loans due to significant loan growth, a change in the mix of loans and an increase in loan balances with higher loss rates. During the year ended December 31, 2024, a $277.8 million provision for credit losses - loans was recorded for loans originated through CCBX partners based on management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a recapture of $2.1 million was needed for the year ended December 31, 2024 due in part to a change in remaining average lives.
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
The following table shows the provision expense by segment for the periods indicated:

	Year Ended
(dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Community bank	$(2,130)	$1,322	$719
CCBX	277,793	182,721	78,345
Total provision expense	$275,663	$184,043	$79,064
Net charge-offs for the year ended December 31, 2024 totaled $216.1 million, or 6.51% of total average loans, as compared to net charge-offs of $144.5 million, or 4.92% of total average loans, for the year ended December 31, 2023. Net charge-offs were up significantly in 2024 compared to 2023 as a result of the growth in loans originated through CCBX partners. In accordance with GAAP, CCBX losses are recorded as charge-offs, but CCBX partner agreements provide for a credit enhancement that indemnifies and as a result CCBX partners reimburse the Bank for net-charge-offs on CCBX loans and negative deposit accounts, except in accordance with the program agreement for one partner where the Company is responsible for credit losses on approximately 5% of a $324.6 million loan portfolio. At December 31, 2024, our portion of this portfolio represented $20.6 million in loans. Provision expense on these loans was $6.0 million and $5.1 million for the years ended December 31, 2024 and 2023, respectively, with net charge-offs of $5.6 million in 2024 and $3.6 million in 2023. In 2024, $540,000 of net charge-offs were recognized for community bank loans and $215.5 million of net-charge-offs were recognized for CCBX loans. In 2023, $52,000 of net charge-offs were recognized for community bank loans and $144.5 million of charge-offs were recognized for CCBX loans.
Net charge-offs for the year ended December 31, 2023 totaled $144.5 million, or 4.92% of total average loans, as compared to net charge-offs of $33.7 million, or 1.49% of total average loans, for the year ended December 31, 2022. Net charge-offs were up significantly in 2023 compared to 2022 as a result of the growth in loans originated through CCBX partners. Provision expense for the one CCBX partner that the Company is responsible for credit losses for was $5.1 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively, with net charge-offs of $3.6 million in 2023 and $216,000 in 2022. In 2023, $52,000 of net charge-offs were recognized for community bank loans and $144.5 million of net-charge-offs were recognized for CCBX loans. In 2022, $382,000 of net charge-offs were recognized for community bank loans and $33.3 million of charge-offs were recognized for CCBX loans.
Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by indemnifying or reimbursing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligation then the Bank would be exposed to additional loan and deposit losses (counterparty risk) if the cash flows on the loans were not sufficient to fund the reimbursement of loan losses. If a CCBX partner does not replenish their cash reserve account the Bank may consider an alternative plan for funding the cash reserve, such as adjusting the funding amounts or timelines to better align with the partner's specific situation. If a mutually agreeable funding plan is not achieved then the Bank could declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. The Bank would evaluate any remaining credit enhancement asset from the CCBX partner in the event the partner failed to determine if a write-off is appropriate. If a write-off occurs, the Bank would retain the full yield and any fee income on the loan portfolio going forward, and our BaaS loan expense would decrease once default occurs and payments to the CCBX partner are stopped. For more information on activity within the credit enhancement asset account, see the discussion and table in “Financial Condition - Allowance for Credit Losses - Loans”.
The following table show the total charge-off activity by segment for the periods indicated:

	Year Ended December 31, 2024			Year Ended December 31, 2023 (1)			Year Ended December 31, 2022
(dollars in thousands)	Community Bank	CCBX	Total	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$554	$228,537	$229,091	$64	$151,933	$151,997	$428	$33,321	$33,749
Gross recoveries	(14)	(13,027)	(13,041)	(12)	(7,442)	(7,454)	(46)	(36)	(82)
Net charge-offs	$540	$215,510	$216,050	$52	$144,491	$144,543	$382	$33,285	$33,667
Net charge-offs to average loans	0.03%	15.10%	6.51%	0.00%	11.94%	4.92%	0.03%	4.48%	1.49%
% of CCBX charge-offs covered by credit enhancement		97.4%			97.5%			99.4%
(1) See Note 23, Restatement of Prior Period Financial Statements

Noninterest Income
Our primary sources of recurring noninterest income are BaaS indemnification income, Baas program income and service charges and fees. Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest or similar method.
For the year ended December 31, 2024, noninterest income totaled $308.2 million, an increase of $104.1 million, or 51.0%, compared to $204.1 million for the year ended December 31, 2023.
For the year ended December 31, 2023, noninterest income totaled $204.1 million, an increase of $81.2 million, or 66.0%, compared to $122.9 million for the year ended December 31, 2022.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Year Ended December 31,			2024 compared to 2023		2023 compared to 2022
(dollars in thousands)	2024	2023 (1)	2022	Increase (Decrease)	Percent Change	Increase (Decrease) (1)	Percent Change (1)
Service charges and fees	$3,738	$3,854	$3,804	$(116)	(3.0%)	$50	1.3%
Loan referral fees	168	683	810	(515)	(75.4)	(127)	(15.7)
Gain on sales of loans, net	—	253	—	(253)	(100.0)	253	100.0
Unrealized gain (loss) on equity securities, net	27	279	(153)	(252)	(90.3)	432	(282.4)
Other	1,524	884	1,344	640	72.4	(460)	(34.2)
Noninterest income, excluding BaaS program income and BaaS indemnification income	5,457	5,953	5,805	(496)	(8.3)	148	2.5
Servicing and other BaaS fees	4,743	3,855	4,408	888	23.0	(553)	(12.5)
Transaction fees	5,910	4,011	3,211	1,899	47.3	800	24.9
Interchange fees	6,933	4,252	2,583	2,681	63.1	1,669	64.6
Reimbursement of expenses	2,489	1,122	991	1,367	121.8	131	13.2
BaaS program income	20,075	13,240	11,193	6,835	51.6	2,047	18.3
BaaS credit enhancements	272,839	177,764	76,374	95,075	53.5	101,390	132.8
BaaS fraud enhancements	9,834	7,165	29,571	2,669	37.3	(22,406)	(75.8)
BaaS indemnification income	282,673	184,929	105,945	97,744	52.9	78,984	74.6
Total BaaS income	$302,748	$198,169	$117,138	$104,579	52.8	$81,031	69.2
Total noninterest income	$308,205	$204,122	$122,943	$104,083	51.0%	$81,179	66.0%
(1) See Note 23, Restatement of Prior Period Financial Statements
A description of our largest noninterest income categories are below:
BaaS Income. Our CCBX segment provides BaaS offerings that enable our broker dealer and digital financial service providers to offer their customers banking services. In exchange for providing these services, we earn fixed fees, volume-based fees and reimbursement of costs depending on the program agreement. Servicing and other BaaS fees are typically higher with new partners who have minimum contractual fees. Transaction and interchange fees increase as partner activity increases. As a result, we generally expect servicing and other fees to decrease and transaction and interchange fees to increase as partner activity grows and contracted minimum fees are replaced with recurring fees which then exceed the minimum contractual fees. Increases in BaaS reimbursement of fees offsets increases in noninterest expense from BaaS expenses covered by CCBX partners. In accordance with GAAP, we recognize the reimbursement of noncredit fraud losses on loans and deposits originated through partners and credit enhancements related to the allowance for credit losses and reserve for unfunded commitments provided by the partner as revenue in BaaS income. CCBX credit losses are recognized in the allowance for credit losses -loans and fraud losses are expensed in noninterest expense under BaaS fraud expense. Also in accordance with GAAP, we establish a credit enhancement asset for expected future credit losses through the recognition of BaaS credit enhancement revenue at the same time we establish an allowance for those loans though a provision for credit losses - loans. For more information on the accounting for BaaS allowance for credit losses, reserve for unfunded commitments, credit enhancements and fraud enhancements see the section titled “CCBX – BaaS Reporting Information.”

For the year ended December 31, 2024, we earned $302.7 million in BaaS fees, which was an increase of $104.6 million, or 52.8%, over the year ended December 31, 2023, where we earned $198.2 million in BaaS fees. The increase over the year ended December 31, 2023 was primarily due to an increase of $95.1 million in BaaS credit enhancements related to the allowance for credit losses and reserve for unfunded commitments and an increase of $2.7 million in BaaS fraud enhancements, and an increase of $6.8 million in total BaaS fee program income, which was the result of increased partner activity.
For the year ended December 31, 2023, we earned $198.2 million in BaaS fees, which was an increase of $81.0 million, or 69.2%, over the year ended December 31, 2022, where we earned $117.1 million in BaaS fees. The increase over the year ended December 31, 2022 was primarily due to an increase of $101.4 million in BaaS credit enhancements related to the allowance for credit losses and reserve for unfunded commitments partially offset by $22.4 million less in BaaS fraud enhancements as a result of lower reported fraud, and an increase of $2.0 million in total BaaS fee program income, which was the result of increased partner activity.
Service Charges and Fees. Service charges and fees include service charges on accounts, point-of-sale fees, merchant services fees and overdraft fees. Together they constitute the largest component of our noninterest income, outside of BaaS fee income. Service charges and fees were $3.7 million for the year ended December 31, 2024, a decrease of $116,000, or 3.0%, over the prior year primarily due to decreases in point-of-sale fees of $174,000 partially offset by an increase in service charges on deposit accounts of $87,000.
Service charges and fees were $3.9 million for the year ended December 31, 2023, an increase of $50,000, or 1.3%, over the prior year primarily due to increases in point-of-sale fees of $121,000 and service charges on deposit accounts of $32,000, partially offset by a decrease in overdraft fees of $97,000.
The following table presents service charges and fees for the periods indicated:

	Year Ended December 31,			2024 compared to 2023		2023 compared to 2022
(dollars in thousands)	2024	2023	2022	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change
Point of sale fees	$2,002	$2,176	$2,055	(174)	(8.0)%	$121	5.9%
Service charges on accounts	587	500	468	87	17.4	32	6.8
Merchant services	487	498	508	(11)	(2.2)	(10)	(2.0)
ATM fees	259	239	218	20	8.4	21	9.6
Overdraft and NSF fees	198	213	310	(15)	(7.0)	(97)	(31.3)
Cash management fees	78	98	118	(20)	(20.5)	(20)	(16.9)
Other	127	130	127	(3)	(2.3)	3	2.4
	$3,738	$3,854	$3,804	$(116)	(3.0)%	$50	1.3%
Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize the loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without assuming the interest rate risk. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. The recognition of loan referral fees fluctuates in response to these market conditions and as a result we may recognize more or less, or may not recognize any, loan referral fees in some periods. Current market conditions are making interest rate swap agreements less attractive in the higher rate environment. Loan referral fees were $168,000 for the year ended December 31, 2024, a decrease of $515,000, or 75.4%, over the year ended December 31, 2023. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps.

Loan referral fees were $683,000 for the year ended December 31, 2023, a decrease of $127,000, or 15.7%, over the year ended December 31, 2022. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps.
Gain on Sale of Loans, net. Gain on sales of loans occurs when we sell certain CCBX loans to the originating partner, in accordance with partner agreements, however most partner loan sales are at par. Gain on sale of loans may also occur when we sell in the secondary market the guaranteed portion (generally 75% of the principal balance) of the SBA and U.S. Department of Agriculture (“USDA”) loans that we originate. This activity fluctuates based on SBA and USDA loan activity.
Unrealized gain (loss) on equity securities, net. During the year ended December 31, 2024, we recognized an unrealized gain on equity securities of $27,000, compared to the year ended December 31, 2023, when we recognized a $279,000 unrealized holding loss on equity securities. We hold $3.1 million in equity securities focused on entities providing products to the BaaS and financial services space.
During the year ended December 31, 2023, we recognized an unrealized gain on equity securities of $279,000, compared to the year ended December 31, 2022, when we recognized a $153,000 unrealized holding loss on equity securities. We hold $3.0 million in equity securities focused on entities providing products to the BaaS and financial services space.
Other. This category includes a variety of other income-producing activities, credit card fee income, wire transfer fees, interest earned on bank owned life insurance (“BOLI”), and SBA and USDA servicing fees. Other noninterest income increased $640,000, or 72.4%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, due in part to increased Federal Reserve Bank fee income resulting from higher incoming ACH activity.
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
For the year ended December 31, 2024, noninterest expense totaled $246.3 million, an increase of $51.7 million, or 26.6%, compared to $194.6 million for the year ended December 31, 2023. Noninterest expense, excluding BaaS loan and BaaS fraud expense totaled $117.9 million and increased $10.3 million or 9.5%.
For the year ended December 31, 2023, noninterest expense totaled $194.6 million, an increase of $29.5 million, or 17.9%, compared to $165.0 million for the year ended December 31, 2022. Noninterest expense, excluding BaaS loan and BaaS fraud expense totaled $107.7 million and increased $25.5 million or 31.0%.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Year Ended December 31,			2024 compared to 2023		2023 compared to 2022
(dollars in thousands)	2024	2023 (1)	2022	Increase (Decrease)	Percent Change	Increase (Decrease) (1)	Percent Change (1)
Salaries and employee benefits	$70,084	$66,461	$52,228	$3,623	5.5%	$14,233	27.3%
Legal and professional expenses	15,506	14,803	6,760	703	4.7	8,043	119.0
Data processing and software licenses	15,313	9,349	6,816	5,964	63.8	2,533	37.2
Point of sale expense	325	481	368	(156)	(32.4)	113	30.7
Occupancy	3,936	4,172	4,219	(236)	(5.7)	(47)	(1.1)
FDIC assessments	2,863	2,524	2,859	339	13.4	(335)	(11.7)
Director and staff expenses	2,112	2,152	1,711	(40)	(1.9)	441	25.8
Excise taxes	1,154	1,976	2,204	(822)	(41.6)	(228)	(10.3)
Marketing	162	517	351	(355)	(68.7)	166	47.3
Other	6,484	5,224	4,652	1,260	24.1	572	12.3
Noninterest expense, excluding BaaS loan and BaaS fraud expense	117,939	107,659	82,168	10,280	9.5	25,491	31.0
BaaS loan expense	118,536	79,748	53,294	38,788	48.6	26,454	49.6
BaaS fraud expense	9,834	7,165	29,571	2,669	37.3	(22,406)	(75.8)
BaaS loan and fraud expense	128,370	86,913	82,865	41,457	47.7	4,048	4.9
Total noninterest expense	$246,309	$194,572	$165,033	$51,737	26.6%	$29,539	17.9%
(1) See Note 23, Restatement of Prior Period Financial Statements

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense excluding BaaS loan expense and include payroll expense, incentive compensation costs, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $70.1 million for the year ended December 31, 2024, an increase of $3.6 million, or 5.5%, compared to $66.5 million for the year ended December 31, 2023. Salaries and employee benefits expense growth has slowed but continues to increase primarily due to hiring staff for our CCBX segment and additional staff for our ongoing growth initiatives. As our CCBX activities grow, and we invest more in technology we expect some continued growth in number of employees to support these lines of business but we are also working to automate our processes to reduce and/or slow future growth in hiring. As of December 31, 2024, we had 488 full-time equivalent employees, compared to 507 at December 31, 2023.
Salaries and employee benefits were $66.5 million for the year ended December 31, 2023, an increase of $14.2 million, or 27.3%, compared to $52.2 million for the year ended December 31, 2022. The increase was primarily due to hiring staff for our CCBX segment and additional staff for our ongoing community bank related growth initiatives. As our CCBX segment grows, we expect to continue to add employees to support this line of business. As of December 31, 2023, we had 507 full-time equivalent employees, compared to 448 at December 31, 2022

Legal and Professional Expenses. Legal and professional expenses include legal (for contracts, program agreements, regulatory and other business issues, etc.), audit and accounting expenses, consulting fees, fees for recruiting and hiring employees, and IT related security expenses. These expenses fluctuate with the development of contracts for CCBX customers, audit and accounting needs, and are impacted by our reporting cycle and timing of legal and professional services. The expenses also reflect the costs associated with our infrastructure enhancement projects to improve our processing, automate processes, reduce compliance costs and enhance our data management. Legal and professional expenses were $15.5 million for the year ended December 31, 2024 compared to $14.8 million for the year ended December 31, 2023, which is an increase of $703,000, or 4.7%.
Legal and professional expenses were $14.8 million for the year ended December 31, 2023 compared to $6.8 million for the year ended December 31, 2022, an increase of $8.0 million, or 119.0%. The increase in legal and professional expenses were primarily focused on building infrastructure for future growth.
Data Processing and Software Licenses. Data processing and software licenses includes expenses related to obtaining and maintaining software required for our various functions and additional investments in software development and the amortization of those costs. Capitalized software totaled $15.7 million as of December 31, 2024, compared to $5.8 million as of December 31, 2023. Data processing costs include all of our customer transaction processing and data storage, computer processing, and network costs. Data processing costs grow as we grow and add new products, customers and branches and enhance technology. Additionally, CCBX data processing expenses and software that aids in the reporting of CCBX activities and monitoring of transactions that helps to automate and create other efficiencies in reporting have resulted in increased expenses in the category. These expenses are expected to increase as we invest more in automated processing and as we grow product lines and our CCBX segment. Amortization of capitalized software totaled $3.0 million for the year ended December 31, 2024, compared to $754,000 for the year ended December 31, 2023. Data processing costs were $15.3 million for the year ended December 31, 2024, compared to $9.3 million for the year ended December 31, 2023, an increase of $6.0 million, or 63.8%.
Data processing costs were $9.3 million for the year ended December 31, 2023, compared to $6.8 million for the year ended December 31, 2022, an increase of $2.5 million, or 37.2% due to higher data processing expenses resulting from growth and the addition of new products as well as increased investments in technology to automate and create efficiencies.
Occupancy Expenses. Occupancy expenses were $3.9 million for the year ended December 31, 2024, compared to $4.2 million for the year ended December 31, 2023, a decrease of $236,000, or 5.7%. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $1.5 million and $1.6 million for years ended December 31, 2024 and 2023, respectively. The decrease of $236,000 in occupancy expenses for 2024 compared to 2023, was primarily the result of $157,000 less in maintenance and repairs expenses. Occupancy expenses rent, utilities, janitorial and other maintenance expenses, property insurances and taxes. Also included is depreciation on building, leasehold, furniture, fixtures and equipment. Our hybrid and remote workforce has increased, which helps keep some occupancy expenses down, however do expect occupancy expenses to increase as we continue to grow.
Occupancy expenses were $4.2 million for the year ended December 31, 2023, compared to $4.2 million for the year ended December 31, 2022, a decrease of $47,000, or 1.1%. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $2.3 million and $1.8 million for years ended December 31, 2023 and 2022, respectively.
Point of Sale Expenses. Point of sale expenses are incurred as part of the process that allows businesses to accept payment for goods or services. Generally, point of sale expense increases as point of sale activity increases, as does point of sale income which is recognized in other income for the community bank and in BaaS program income for CCBX. Point of sale expenses were $325,000 for the year ended December 31, 2024, compared to $481,000 for the year ended December 31, 2023, a decrease of $156,000, or 32.4%.
Point of sale expenses were $481,000 for the year ended December 31, 2023, compared to $368,000 for the year ended December 31, 2022, an increase of $113,000, or 30.7%

FDIC Assessments. FDIC assessments are assessed to fund the Deposit Insurance Fund (“DIF”) to insure and protect the depositors of insured banks and to resolve failed banks. The assessment rate is based on a number of factors and recalculated each quarter. As deposits increase, the FDIC assessment expense will generally increase. On October 18, 2022 the FDIC finalized an increase of two basis points in the initial base deposit insurance assessment rates schedules, beginning with the first quarterly assessment period of 2023. The rise is intended to increase the reserve ratio of the Deposit Insurance Fund to 1.35%, the statutory requirement. The increase in the base rates will remain in place until the reserve ratio reaches or exceeds 2.0%. The reserve ratio is 1.21% as of June 30, 2024. The reserve ratio is negatively affected by growth in assets and bank failures. FDIC assessments were $2.9 million for the year ended December 31, 2024, compared to $2.5 million for the year ended December 31, 2023, an increase of $339,000, or 13.4%.
FDIC assessments were $2.5 million for the year ended December 31, 2023, compared to $2.9 million for the year ended December 31, 2022, a decrease of $335,000, or 11.7%
Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses. Director and staff expenses were $2.1 million for the year ended December 31, 2024 compared to $2.2 million for the year ended December 31, 2023, a decrease of $40,000, or 1.9%.
Director and staff expenses were $2.2 million for the year ended December 31, 2023 compared to $1.7 million for the year ended December 31, 2022, an increase of $441,000, or 25.8%. In 2023, we saw an increase in these expenses as the number of employees increased.
Excise Taxes. Excise taxes are assessed on Washington state income and are based on gross income. Gross income is reduced by certain allowed deductions and income attributed to other states is also removed to arrive at the taxable base. Although excise taxes increased as a result of increased income subject to excise taxes, expense was down compared to last year as a result of an apportionment study to quantify revenue earned outside the state of Washington that resulted in a $1.2 million refund during the second quarter of 2024. CCBX income is sourced to the state where the partner does business, and the majority of partners are located outside the state of Washington. Therefore, taxes we paid on CCBX income sourced to other states was in excess of what was actually owed. Excise taxes were $1.2 million for the year ended December 31, 2024, compared to $2.0 million for the year ended December 31, 2023, a decrease of $822,000, or 41.6%.
Excise taxes were $2.0 million for the year ended December 31, 2023, compared to $2.2 million for the year ended December 31, 2022, a decrease of $228,000, or 10.3%.
Marketing. Marketing and promotion costs were $162,000 for the year ended December 31, 2024, compared to $517,000 for the year ended December 31, 2023, a decrease of $355,000, or 68.7%. Marketing and promotion costs will vary depending upon the deployment of branding and targeted advertising for the community bank and CCBX. We are using more cost-effective advertising options, but expect costs to increase as we expand our marketing plan.
Marketing and promotion costs were $517,000 for the year ended December 31, 2023, compared to $351,000 for the year ended December 31, 2022, an increase of $166,000, or 47.3%
Other. This category includes dues and memberships, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officer’s insurance, donations, provision for unfunded commitments, and miscellaneous other expenses. The provision for unfunded commitments has increased with the addition of CCBX loan partners. Other noninterest expense increased to $6.5 million for the year ended December 31, 2024, compared to $5.2 million for the year ended December 31, 2023, an increase of $1.3 million, or 24.1%. The increase was due to $600,000 for exit costs associated with a fraud/compliance vendor, higher business development & sponsorships, and increased operational losses of which $120,000 was a nonrecurring one-time loss.
Other noninterest expense increased to $5.2 million for the year ended December 31, 2023, compared to $4.7 million for the year ended December 31, 2022, an increase of $572,000, or 12.3%. The increase was largely due to overall increases resulting from growth for the year ended December 31, 2023, as compared to the same period last year.

BaaS loan and fraud expense. Our CCBX segment provides BaaS offerings that enable our broker dealer and digital financial service providers to offer their customers banking services. Included in BaaS loan and fraud expense is partner loan expense including overdraft balances and BaaS fraud expense. Partner loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. BaaS fraud expense represents noncredit fraud losses on loans and deposits originated through partners. Fraud losses are recorded when incurred as losses in noninterest expense, and the reimbursement from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. For the year ended December 31, 2024, BaaS loan and fraud expense was $128.4 million, compared to $86.9 million for the year ended December 31, 2023 and $82.9 million for the year ended December 31, 2022 as a result of increased partner activity. as a result of increased partner activity. For more information on the accounting for BaaS loan and fraud expenses see the section titled “CCBX – BaaS Reporting Information.”
The following table presents, for the periods indicated, the BaaS loan and fraud expenses:

	Year Ended December 31,			2024 compared to 2023	2023 compared to 2022
(dollars in thousands)	2024	2023 (1)	2022	Increase (Decrease)	Increase (Decrease) (1)
BaaS loan expense	$118,536	$79,748	$53,294	$38,788	$26,454
BaaS fraud expense	9,834	7,165	29,571	2,669	(22,406)
Total BaaS loan and fraud expense	$128,370	$86,913	$82,865	$41,457	$4,048
(1) See Note 23, Restatement of Prior Period Financial Statements
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
Year Ended December 31, 2024, Compared to Year Ended December 31, 2023. For the year ended December 31, 2024, income tax expense totaled $12.1 million, compared to $12.6 million for the year ended December 31, 2023. Our effective tax rates for the years ended December 31, 2024, and 2023, was 21.1% and 22.0%, respectively. The $456,000 decrease in income tax expense, despite higher net income, was a result of the deductibility of certain equity awards.
Year Ended December 31, 2023, Compared to Year Ended December 31, 2022. For the year ended December 31, 2023, income tax expense totaled $12.6 million, compared to $10.0 million for the year ended December 31, 2022. Our effective tax rate for the year ended December 31, 2022 was 19.7%.

Segment Information
Based on the criteria of ASC 280, Segment Reporting, we have identified three segments: the community bank, CCBX and treasury & administration. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment had 24 relationships, at varying stages, including three signed letters of intent as of December 31, 2024. The treasury & administration segment includes treasury management, overall administration and all other aspects of the Company.
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

The following table presents summary financial information for each segment for the periods indicated:

	December 31, 2024				December 31, 2023 (1)
(dollars in thousands)	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Assets
Cash and due from banks	$4,510	$10,894	$437,109	$452,513	$4,702	$9,601	$468,825	$483,128
Intrabank asset	$—	$411,768	$(411,768)	$—	$—	$653,178	$(653,178)	$—
Securities	—	—	47,321	47,321	—	—	150,364	150,364
Loans held for sale	—	20,600	—	20,600	—	—	—	—
Total loans receivable	1,882,988	1,603,577	—	3,486,565	1,830,154	1,191,388	—	3,021,542
Allowance for credit losses	(18,924)	(158,070)	—	(176,994)	(21,595)	(95,786)	—	(117,381)
All other assets	28,273	211,038	51,892	291,203	30,169	138,543	43,640	212,352
Total assets	$1,896,847	$2,099,807	$124,554	$4,121,208	$1,843,430	$1,896,924	$9,651	$3,750,005
Liabilities
Total deposits	$1,521,244	$2,064,088	$—	$3,585,332	$1,497,601	$1,862,762	$—	$3,360,363
Total borrowings	—	—	47,884	47,884	—	—	47,734	47,734
Intrabank liability	$367,540	$—	$(367,540)	$—	$338,614	$—	$(338,614)	$—
All other liabilities	8,062	35,720	5,506	49,288	7,215	34,162	5,553	46,930
Total liabilities	$1,896,846	$2,099,808	$(314,150)	$3,682,504	$1,843,430	$1,896,924	$(285,327)	$3,455,027
(1) See Note 23, Restatement of Prior Period Financial Statements
Community Bank
Community bank total assets as of December 31, 2024 increased $53.4 million, or 2.9%, to $1.90 billion, compared to $1.84 billion as of December 31, 2023. Loans receivable net of deferred fees for the community bank segment increased $52.8 million, or 2.9%, to $1.88 billion as of December 31, 2024, compared to $1.83 billion as of December 31, 2023. The increase in community bank loans receivable was the result of gross loan growth of $51.8 million. Total community bank deposits increased $23.6 million, or 1.58%, to $1.52 billion, as of December 31, 2024, compared to $1.50 billion as of December 31, 2023. The overall increase in community bank deposits was a result of exception pricing tactics added as a strategy at the end of the first quarter of 2024 to retain deposits and more effectively compete in the market. Our cost of deposits for the community bank increased to 1.80% for the year ended December 31, 2024, compared to 1.14% for the year ended December 31, 2023, partially as a result of such measures and also due to higher interest rates.
CCBX
CCBX total assets as of December 31, 2024 increased $202.9 million, or 10.7%, to $2.10 billion, compared to $1.90 billion as of December 31, 2023. During the year ended December 31, 2024, $1.55 billion in CCBX loans were transferred to loans held for sale, with $1.52 billion in loans sold and $20.6 million loans remaining in loans held for sale as of December 31, 2024 compared to none at December 31, 2023. We continue to sell loans back to the originating partner as part of our strategy to balance partner and lending limits, and manage the loan portfolio and credit quality. Additionally, we retain a portion of the fee income for our role in processing transactions on sold credit card balances. This is expected to provide an on-going and passive revenue stream with no on balance sheet risk. Total CCBX loans receivable increased $412.2 million, or 34.6%, to $1.60 billion as of December 31, 2024, compared to $1.19 billion as of December 31, 2023. The increase in loans receivable was the result of increased activity with CCBX partners. After deliberately reducing our other consumer and other loans portfolio during the third and fourth quarters of 2023 and first quarter of 2024 in an effort to optimize our loan portfolio, we have built back the CCBX portfolio with new loans that are more aligned with our long term objectives. CCBX allowance for credit losses increased to $158.1 million as of December 31, 2024, compared to $95.8 million as of December 31, 2023, as a result of increased loan balances and the mix of loans with increased loss rates which has increased the allowance calculation/requirement. CCBX partner agreements provide for credit enhancements that cover $223.0 million, or 97.4%, of the total gross charge-offs on CCBX loans for the twelve months ended December 31, 2024. CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio. Total CCBX deposits increased $201.3 million, or 10.8%, to $2.06 billion, compared to $1.86 billion as of December 31, 2023, as a result of growth within the CCBX relationships. This does not include an additional $273.2 million in CCBX deposits that were transferred off balance sheet to provide for increased FDIC insurance coverage to certain customers and to manage concentration levels, compared to $69.4 million as of December 31, 2023.
Treasury & Administration
Treasury & administration total assets as of December 31, 2024 increased $114.9 million, or 1,190.6%, to $124.6 million, compared to $9.7 million as of December 31, 2023. Total securities decreased $103.0 million, or 68.5%, to $47.3 million as of December 31, 2024, compared to $150.4 million as of December 31, 2023, as a result of maturing AFS securities. Total borrowings were $47.9 million as of December 31, 2024 and $47.7 million as of December 31, 2023.

The following table presents summary financial information for each segment for the periods indicated.

	Year Ended
	December 31, 2024				December 31, 2023 (1)				December 31, 2022
(dollars in thousands)	Community Bank	CCBX	Treasury & Administration	Total	Community Bank	CCBX	Treasury & Administration	Total	Community Bank	CCBX	Treasury & Administration	Total
INTEREST INCOME AND EXPENSE
Interest income	$123,735	$248,286	$24,756	$396,777	$106,983	$197,306	$18,930	$323,219	$80,544	$102,808	$8,818	$192,170
Interest income (expense) intrabank transfer	(21,265)	30,221	(8,956)	—	(10,404)	19,071	(8,667)	—	796	4,106	(4,902)	—
Interest expense	26,897	94,035	2,817	123,749	17,354	71,646	2,644	91,644	2,896	16,108	1,391	20,395
Net interest income	75,573	184,472	12,983	273,028	79,225	144,731	7,619	231,575	78,444	90,806	2,525	171,775
Provision for credit losses - loans	(2,130)	277,793	—	275,663	1,322	182,721	—	184,043	719	78,345	—	79,064
(Recapture)/Provision for unfunded commitments	757	1,187	—	1,944	(211)	160	—	(51)	—	—	—	—
Net interest income after provision (recovery) for credit losses - loans and unfunded commitments	76,946	(94,508)	12,983	(4,579)	78,114	(38,150)	7,619	47,583	77,725	12,461	2,525	92,711
NONINTEREST INCOME
Service charges and fees	3,691	47	—	3,738	3,810	44	—	3,854	3,757	47	—	3,804
Other income	751	76	892	1,719	1,165	433	501	2,099	1,411	356	234	2,001
BaaS program income	—	20,075	—	20,075	—	13,240	—	13,240	—	11,193	—	11,193
BaaS indemnification income	—	282,673	—	282,673	—	184,929	—	184,929	—	105,945	—	105,945
Noninterest income	4,442	302,871	892	308,205	4,975	198,646	501	204,122	5,168	117,541	234	122,943

	Year Ended
	December 31, 2024				December 31, 2023 (1)				December 31, 2022
(dollars in thousands)	Community Bank	CCBX	Treasury & Administration	Total	Community Bank	CCBX	Treasury & Administration	Total	Community Bank	CCBX	Treasury & Administration	Total
NONINTEREST EXPENSE
Salaries and employee benefits	24,432	28,909	16,743	70,084	24,104	25,159	17,198	66,461	20,476	18,007	13,745	52,228
Occupancy	3,401	333	202	3,936	3,741	321	110	4,172	3,843	257	119	4,219
Data processing and software licenses	4,759	4,029	6,525	15,313	4,595	2,321	2,433	9,349	3,285	1,806	1,725	6,816
Legal and professional expenses	99	8,904	6,503	15,506	1,580	9,645	3,578	14,803	213	3,163	3,384	6,760
Other expense	3,845	4,727	4,528	13,100	3,954	3,759	5,161	12,874	5,202	1,285	5,658	12,145
BaaS loan expense	—	118,536	—	118,536	—	79,748	—	79,748	—	53,294	—	53,294
BaaS fraud expense	—	9,834	—	9,834	—	7,165	—	7,165	—	29,571	—	29,571
Total noninterest expense	36,536	175,272	34,501	246,309	37,974	128,118	28,480	194,572	33,019	107,383	24,631	165,033
Net income before income taxes	$44,852	$33,091	$(20,626)	$57,317	$45,115	$32,378	$(20,360)	$57,133	$49,874	$22,619	$(21,872)	$50,621
Income taxes	8,870	7,999	(4,771)	12,098	9,913	7,116	(4,475)	12,554	10,068	4,248	(4,320)	9,996
Net Income	35,982	25,092	(15,855)	45,219	35,202	25,262	(15,885)	44,579	39,806	18,371	(17,552)	40,625
(1) See Note 23, Restatement of Prior Period Financial Statements
Community Bank
Year Ended December 31, 2024, Compared to Year Ended December 31, 2023. Net interest income for the community bank was $75.6 million for the year ended December 31, 2024, a decrease of $3.7 million, or 4.6%, compared to $79.2 million for the year ended December 31, 2023. The decrease in net interest income was largely due to increased interest expense on deposit accounts due to higher interest rates, partially offset by an increase in interest on loans receivable resulting from growth and higher loan yield. As a result of the community bank having higher average loans than deposits for the year ended December 31, 2024 compared to the year ended December 31, 2023, intrabank interest expense for the community bank was $21.3 million for the year ended December 31, 2024, compared to intrabank interest expense of $10.4 million for the year ended December 31, 2023. There was a recapture of the provision for credit losses - loans for the community bank of $2.1 million for the year ended December 31, 2024, compared to a provision for credit losses -loans of $1.3 million for the year ended December 31, 2023. Net charge-offs to average loans for the community bank segment have remained consistently low and were 0.03% and 0.00% for the year ended December 31, 2024, and 2023, respectively. Noninterest income for the community bank was $4.4 million for the year ended December 31, 2024, a decrease of $533,000, or 10.7%, compared to $5.0 million for the year ended December 31, 2023. Loan referral fees decreased $515,000 for the year ended December 31, 2024 compared to the year ended December 31, 2023. The recognition of loan referral fees fluctuates in response to market conditions and as a result we may recognize more or less, or may not recognize any, loan referral fees in some periods. Noninterest expenses for the community bank decreased $1.4 million, or 3.8%, to $36.5 million as of December 31, 2024, compared to $38.0 million as of December 31, 2023. The decrease in noninterest expense is largely due to lower legal and professional expenses as some of our risk management infrastructure projects are being completed. We continue to invest in our infrastructure and automation of our processes so that they are scalable.

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
CCBX
Year Ended December 31, 2024, Compared to Year Ended December 31, 2023. Net interest income for CCBX was $184.5 million for the year ended December 31, 2024, an increase of $39.8 million, or 27.5%, compared to $144.7 million for the year ended December 31, 2023. The increase in net interest income was due to loan growth from active CCBX relationships. During the year ended December 31, 2024, we sold $1.52 billion in CCBX loans as part of our strategy to optimize our CCBX portfolio and manage credit quality, portfolio limits and partner limits. We are retaining a portion of the transaction processing fee income on sold credit card balances which provides on-going passive income without balance sheet risk. As a result of having higher average deposits than loans for the year ended December 31, 2024 compared to the year ended December 31, 2023, intrabank interest income for CCBX was $30.2 million for the year ended December 31, 2024, compared to $19.1 million for the year ended December 31, 2023. Provision for credit losses - loans was $277.8 million for the year ended December 31, 2024, compared to $182.7 million for the year ended December 31, 2023, as a result of loan origination growth and as a result of the mix of loan balances with increased loss rates which has impacted the allowance calculation. Noninterest income for CCBX was $302.9 million for the year ended December 31, 2024, an increase of $104.2 million, or 52.5%, compared to $198.6 million for the year ended December 31, 2023, due to an increase of $95.1 million in BaaS credit enhancements related to the allowance for credit losses, $6.8 million increase in total BaaS program income, which was the result of increased activity with our CCBX partners, and a $2.7 million increase in BaaS fraud enhancements as a result of lower fraud. Noninterest expenses for CCBX increased $47.2 million, or 36.8%, to $175.3 million as of December 31, 2024, compared to $128.1 million as of December 31, 2023. The increase in noninterest expense was largely due to growth from active CCBX relationships resulting in an increase in BaaS loan expense and salaries and benefits, for the year ended December 31, 2024, compared to the year ended December 31, 2023. For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”
Year Ended December 31, 2023, Compared to Year Ended December 31, 2022. Net interest income for CCBX was $144.7 million for the year ended December 31, 2023, an increase of $53.9 million, or 59.4%, compared to $90.8 million for the year ended December 31, 2022. The increase in net interest income is due largely to loan growth from CCBX relationships. During the year ended December 31, 2023, we sold $599.9 million in higher yielding CCBX loans that have a greater potential for credit deterioration in an effort to optimize our CCBX loan portfolio. The impact of these sales and the changes we are making in an effort to optimize and strengthen the balance sheet are expected to be reflected in our earnings in future periods. We expect to see lower net income in the short term with lower loan yields and compressed margins but we will work to continue growing the CCBX portfolio with loans that we believe will strengthen the balance sheet and provide for long term stability and profitability. As a result of having higher average deposits than loans for the twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022 intrabank interest income for CCBX was $19.1 million for the twelve months ended December 31, 2023, compared to $4.1 million for the twelve months ended December 31, 2022. Increased interest rates also contributed to the increase in intrabank interest income. Provision for credit losses - loans for CCBX was

$182.7 million for the year ended December 31, 2023, compared to $78.3 million for the year ended December 31, 2022, as a result of loan growth and higher loss rates from CCBX partners. Noninterest income for CCBX was $198.6 million for the year ended December 31, 2023, an increase of $81.1 million, or 69.0%, compared to $117.5 million for the year ended December 31, 2022, due to an increase of $2.0 million in BaaS fee program income, which was the result of increased activity with Baas partners, including $101.4 million in BaaS credit enhancements related to the allowance for credit losses, and $22.4 million in BaaS fraud enhancements. Noninterest expenses for CCBX increased $20.7 million, or 19.3%, to $128.1 million as of December 31, 2023, compared to $107.4 million as of December 31, 2022. The increase in noninterest expense is largely due to growth from active CCBX relationships resulting in an increase in BaaS loan expense, BaaS fraud expense and increased salaries and benefits, for the twelve months ended December 31, 2023, compared to the twelve months ended December 31, 2022. Also contributing to the increase in noninterest expense is higher legal and professional fees associated with our infrastructure enhancement projects to improve processing, automate processes, reduce compliance costs, and enhance our data management.
Treasury & Administration
Year Ended December 31, 2024, Compared to Year Ended December 31, 2023. Net interest income for treasury & administration was $13.0 million for the year ended December 31, 2024, an increase of $5.3 million, or 70.4%, compared to $7.6 million for the year ended December 31, 2023, as a result of increased balances on interest earning assets and higher interest rates. Noninterest income increased $391,000, or 78.0%, to $892,000 for the year ended December 31, 2024, compared to $501,000 for the year ended December 31, 2023. Noninterest expense increased $6.0 million, or 21.1%, to $34.5 million for the year ended December 31, 2024, compared to $28.5 million for the year ended December 31, 2023, largely as a result of increased data processing and software license expense as a result of growth, partially offset by the $1.2 million credit in excise taxes due to the refund from the State of Washington as a result of an apportionment study we completed to quantify revenue earned outside of the state of Washington.
Year Ended December 31, 2023, Compared to Year Ended December 31, 2022. Net interest income for treasury & administration was $7.6 million for the twelve months ended December 31, 2023, an increase of $5.1 million, or 201.7%, compared to $2.5 million for the twelve months ended December 31, 2022, as a result of increased interest rates. Noninterest income increased $267,000, or 114.1%, to $501,000 for the twelve months ended December 31, 2023, compared to $234,000 for the twelve months ended December 31, 2022. Noninterest expense increased $3.8 million, or 15.6%, to $28.5 million for the twelve months ended December 31, 2023, compared to $24.6 million for the twelve months ended December 31, 2022, largely as a result of increased salaries and employee benefits and legal and professional fees as a result of growth.

Financial Condition
Our total assets increased $371.2 million to $4.12 billion, or 9.9% at December 31, 2024, compared to $3.75 billion at December 31, 2023. This increase was largely the result of a $465.0 million increase in loans receivable, partially offset by a decrease of $99.5 million in AFS securities and a decrease of $35.8 million in interest earning deposits with other banks.
Loans Held For Sale
During the year ended December 31, 2024, $1.55 billion in CCBX loans were transferred to loans held for sale, with $1.52 billion in loans sold at par during the year ended December 31, 2024. As of December 31, 2024 there were $20.6 million in loans held for sale and none as of December 31, 2023.
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
As of December 31, 2024, loans receivable totaled $3.49 billion, an increase of $465.0 million, or 15.4%, compared to December 31, 2023. Total loans receivable is net of $6.5 million in net deferred origination fees. The increase includes CCBX loan growth of $412.2 million, or 34.6%, and community bank loan growth of $51.8 million, or 2.8%.
Loans as a percentage of deposits were 97.8% as of December 31, 2024, compared to 89.9% as of December 31, 2023. We remain focused on serving our communities and markets by growing loans and funding those loans with customer deposits.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2024		2023 (1)
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial loans:
Capital call lines	$109,017	3.1%	$87,494	2.9%
All other commercial & industrial loans	184,356	5.3	203,797	6.7
Total commercial and industrial loans:	293,373	8.4	291,291	9.6
Real estate loans:
Construction, land and land development	148,198	4.2	157,100	5.2
Residential real estate	469,771	13.4	463,426	15.3
Commercial real estate	1,374,801	39.4	1,303,533	43.0
Consumer and other loans	1,206,876	34.6	813,492	26.9
Gross loans receivable	3,493,019	100.0%	3,028,842	100.0%
Net deferred origination fees	(6,454)		(7,300)
Loans receivable	$3,486,565		$3,021,542
Loan Yield	11.20%		10.36%
(1) See Note 23, Restatement of Prior Period Financial Statements

The following tables detail the loans by segment which are included in the total loan portfolio table above:

Community Bank	As of
	December 31, 2024		December 31, 2023
(dollars in thousands)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Commercial and industrial loans	$150,395	8.0%	$149,502	8.2%
Real estate loans:
Construction, land and land development loans	148,198	7.8	157,100	8.5
Residential real estate loans	202,064	10.7	225,391	12.3
Commercial real estate loans	1,374,801	72.8	1,303,533	70.9
Consumer and other loans:
Other consumer and other loans	13,542	0.7	1,628	0.1
Gross Community Bank loans receivable	1,889,000	100.0%	1,837,154	100.0%
Net deferred origination fees	(6,012)		(7,000)
Loans receivable	$1,882,988		$1,830,154
Loan Yield	6.54%		6.20%

CCBX	As of
	December 31, 2024		December 31, 2023 (2)
(dollars in thousands)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Capital call lines	$109,017	6.8%	$87,494	7.3%
All other commercial & industrial loans	33,961	2.1	54,295	4.6
Real estate loans:
Residential real estate loans	267,707	16.7	238,035	20.0
Consumer and other loans:
Credit cards	528,554	33.0	505,837	42.4
Other consumer and other loans	664,780	41.4	306,027	25.7
Gross CCBX loans receivable	1,604,019	100.0%	1,191,688	100.0%
Net deferred origination (fees) costs	(442)		(300)
Loans receivable	$1,603,577		$1,191,388
Loan Yield (1)	17.39%		16.30%
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
(2)See Note 23, Restatement of Prior Period Financial Statements
Commercial and Industrial Loans. Commercial and industrial loans increased $2.1 million, or 0.7%, to $293.4 million as of December 31, 2024, from $291.3 million as of December 31, 2023. The increase in commercial and industrial loans receivable over December 31, 2023 was due to an increase of $21.5 million in capital call lines partially offset by a $19.4 million decrease in other commercial and industrial loans.
Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory or equipment, and we generally obtain personal guarantees on these loans. Commercial and industrial loans included $48.6 million in loans to financial institutions as of December 31, 2024, and December 31, 2023.

Included in the commercial and industrial loan balance is $109.0 million and $87.5 million in capital call lines resulting from relationships with our CCBX partners as of December 31, 2024 and December 31, 2023, respectively, and $34.0 million and $54.3 million in CCBX other commercial loans as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024 there was $150.4 million in community bank commercial and industrial loans compared to $149.5 million at December 31, 2023.
Construction, Land and Land Development Loans. Construction, land and land development loans decreased $8.9 million, or 5.7%, to $148.2 million as of December 31, 2024, from $157.1 million as of December 31, 2023. The decrease is attributed in part to the completion of projects related to these community bank loans.
Unfunded loan commitments for construction, land and land development loans were $47.8 million at December 31, 2024, compared to $113.5 million at December 31, 2023. Although we have seen a strong commercial and residential real estate market in the Puget Sound region in 2024, the economic environment is continuously changing with bank failures and mergers, inflation, higher interest rates, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters and trade issues that have resulted in economic uncertainty and slowing in construction lending.
Construction, land and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing these loans are primarily located in the Puget Sound region and are comprised of both residential and commercial properties, including owner occupied properties and investor properties. As of December 31, 2024, construction, land and land development loans included $83.2 million in commercial construction loans, $40.9 million in residential construction loans, $15.4 million in other construction, land and land development loans and $8.7 million in undeveloped land loans, compared to $81.5 million in commercial construction loans, $34.2 million in residential construction loans and $33.5 million in other construction, land and land development loans and $7.9 million in undeveloped land loans as of December 31, 2023.
Residential Real Estate Loans. Our one-to-four family residential real estate loans increased $6.3 million, or 1.4%, to $469.8 million as of December 31, 2024, from $463.4 million as of December 31, 2023 due to a decrease of $23.3 million in community bank loans partially offset by an increase of $29.7 million in CCBX loans.
As of December 31, 2024, there were $267.7 million in CCBX home equity loans included in residential real estate, compared to $238.0 million at December 31, 2023. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card. These are first and second lien residential loans and require 18 months of home ownership. Term lengths are up to 30 years and lines range from $50,000 to $400,000. We sold $506.7 million in CCBX residential real estate loans during the year ended December 31, 2024.
In the past, we have purchased residential mortgages originated through other financial institutions to hold for investment for purposes of diversifying our residential mortgage loan portfolio, meeting certain regulatory requirements and increasing our interest income. We last purchased residential mortgage loans in 2018. As of December 31, 2024 and December 31, 2023, we held $6.1 million and $8.1 million, respectively, in purchased residential real estate mortgage loans. These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards.
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
Commercial Real Estate Loans. Commercial real estate loans increased $71.3 million, or 5.5%, to $1.37 billion as of December 31, 2024, from $1.30 billion as of December 31, 2023.
These increases, which occurred across the various segments of our portfolio, were due to our commitment to continue growing the portfolio in the Puget Sound region. We actively seek commercial real estate loans in our markets and our lenders are experienced in competing for these loans and managing these relationships.

We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, low rise office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10 to 25 year period with balloon payments due at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates. At December 31, 2024, approximately 33.0% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 39.4% of our loan portfolio at December 31, 2024 and are a large source of revenue. As of December 31, 2024, we held $20.1 million in purchased commercial real estate loans, compared to $43.0 million at December 31, 2023. Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans, and remains diligent in communicating and proactively working with borrowers to help mitigate potential credit deterioration.
Consumer and Other Loans. Consumer and other loans increased $393.5 million, or 48.4%, to $1.21 billion, from $813.5 million as of December 31, 2023, as a result of growth in CCBX loans originated through our partners. We sold $850.9 million in CCBX credit cards loans and $167.3 million in CCBX consumer and other loans during the year ended December 31, 2024. We expect that we will continue to sell CCBX loans as part of our on-going strategy to manage the loan portfolio and credit quality. New loans are being booked with enhanced credit standards, which typically results in a lower interest rate than some of the higher risk loans that have paid off or that we have chosen to sell.
CCBX consumer loans totaled $1.19 billion as of December 31, 2024, compared to $811.9 million at December 31, 2023. CCBX consumer loans include cash secured and unsecured consumer loans, loan products designed to help consumers build credit, lines of credit, credit cards, other loans and overdrafts. Consumer credit cards are open-ended and have interest rates ranging from 7.75% to the maximum rate allowable by state. For short-term consumer loans, both secured and unsecured options are available and typically have fully-amortizing terms ranging from three months to five years. Interest rates can be fixed or variable and range from 3.99% to the maximum allowable rate by state.
Our community bank consumer and other loans totaled $13.5 million as of December 31, 2024, compared to $1.6 million at December 31, 2023 and are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans.
Contractual Maturity Ranges. The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2024
(dollars in thousands)	Due in One Year or Less	Due after One Year Through Five Years	Due after Five Years Through Fifteen Years	Due After Fifteen Years	Gross Loans
Commercial and industrial loans:
Capital call lines	$104,017	$5,000	$—	$—	$109,017
All other commercial and industrial loans	37,238	93,743	53,375	—	184,356
Real estate loans:
Construction, land and land development loans	109,530	24,478	14,028	162	148,198
Residential real estate loans	46,774	294,744	84,276	43,977	469,771
Commercial real estate loans	78,438	472,794	729,253	94,316	1,374,801
Consumer and other loans	113,643	1,037,303	55,795	135	1,206,876
Total	$489,640	$1,928,062	$936,727	$138,590	$3,493,019

The following table sets forth all loans at December 31, 2024, that are due after December 31, 2025, and have either fixed interest rates or floating or adjustable interest rates:

(dollars in thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Commercial and industrial loans:
Capital call lines	—	$5,000	$5,000
All other commercial and industrial loans	84,943	62,175	147,118
Real estate loans:
Construction, land and land development loans	6,562	32,106	38,668
Residential real estate loans	62,616	360,381	422,997
Commercial real estate loans	405,758	890,605	1,296,363
Consumer and other loans	568,546	524,687	1,093,233
Total	$1,128,425	$1,874,954	$3,003,379
Industry Exposure and Categories of Loans
We have a diversified loan portfolio, representing a wide variety of industries. Our major categories of loans are commercial real estate, consumer and other loans, residential real estate, commercial and industrial, and construction, land and land development loans. Together they represent $3.49 billion in outstanding loan balances. When combined with $1.96 billion in unused commitments the total of these categories is $5.46 billion. However, total exposure on CCBX loans is subject to portfolio and partner maximum limits and adjusted for those limits, unused commitments are limited to $750.8 million. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our exposure by industry for our commercial real estate portfolio as of December 31, 2024:

(dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Community bank commercial real estate loans
Apartments	$405,561	$4,953	$410,514	7.5%	$3,937	103
Hotel/Motel	154,691	68	154,759	2.8	6,726	23
Convenience Store	139,735	575	140,310	2.6	2,329	60
Office	122,897	7,687	130,584	2.4	1,366	90
Retail	103,312	414	103,726	1.9	993	104
Warehouse	103,130	—	103,130	1.9	1,748	59
Mixed use	91,607	5,365	96,972	1.8	1,160	79
Mini Storage	80,837	10,183	91,020	1.7	3,674	22
Strip Mall	43,894	—	43,894	0.8	6,271	7
Manufacturing	37,617	1,200	38,817	0.7	1,297	29
Groups < 0.70% of total	91,520	3,777	95,297	1.7	1,173	78
Total	$1,374,801	$34,222	$1,409,023	25.8%	$2,102	654

As illustrated in the table below, our CCBX partners originate a large number of mostly smaller dollar loans, resulting in an average consumer loan balance of just $1,000.
The following table summarizes our exposure by category for our consumer and other loan portfolio as of December 31, 2024:

(dollars in thousands)	Outstanding Balance	Available Loan Commitments (1)	Total Outstanding Balance & Available Commitment (1)	CCBX Portfolio Maximum Limit (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX consumer loans
Installment loans	$656,797	$15,806	$672,603	$1,774,533	12.3%	$1.0	690,596
Credit cards	528,554	717,198	1,245,752	820,000	22.8	1.8	301,799
Lines of credit	722	1	723	5,398	0.0	1.4	524
Other loans	7,261	—	7,261	n/a	0.1	—	163,026
Community bank consumer loans
Lines of credit	181	344	525	n/a	0.0	5.7	32
Installment loans	1,917	2	1,919	n/a	0.1	68.5	28
Other loans	11,444	2,400	13,844	n/a	0.3	30.6	374
Total	$1,206,876	$735,751	$1,942,627	$2,599,931	35.6%	$1.0	1,156,379
(1)Total exposure on CCBX loans is subject to portfolio maximum limits.
The following table summarizes our exposure by category for our residential real estate portfolio as of December 31, 2024:

(dollars in thousands)	Outstanding Balance	Available Loan Commitments (1)	Total Outstanding Balance & Available Commitment (1)	CCBX Portfolio Maximum Limit (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX residential real estate loans
Home equity line of credit	$267,707	$453,369	$721,076	$375,000	13.2%	$27	10,092
Community bank residential real estate loans
Closed end, secured by first liens	165,433	2,080	167,513	n/a	3.1	537	308
Home equity line of credit	25,506	43,102	68,608	n/a	1.3	109	234
Closed end, second liens	11,125	965	12,090	n/a	0.2	371	30
Total	$469,771	$499,516	$969,287	$375,000	17.8%	$44	10,664
(1)Total exposure on CCBX loans is subject to portfolio maximum limits.

The following table summarizes our concentration by industry for our commercial and industrial loan portfolio as of December 31, 2024:

(dollars in thousands)	Outstanding Balance	Available Loan Commitments (1)	Total Outstanding Balance & Available Commitment (1)	CCBX Portfolio Maximum Limit (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX C&I Loans
Capital Call Lines	$109,017	$550,948	$659,965	$350,000	12.1%	$808	135
Retail and other loans	33,960	19,104	53,064	480,069	1.0	11	3,064
Community bank C&I Loans
Construction/Contractor Services	24,367	36,343	60,710	n/a	1.1	121	202
Financial Institutions	48,648	—	48,648	n/a	0.9	4,054	12
Medical / Dental / Other Care	7,074	2,641	9,715	n/a	0.2	544	13
Manufacturing	5,604	4,581	10,185	n/a	0.2	147	38
Groups < 0.20% of total	64,703	31,920	96,623	n/a	1.7	246	263
Total	$293,373	$645,537	$938,910	$830,069	17.2%	$79	3,727
(1)Total exposure on CCBX loans is subject to portfolio maximum limits.
The following table details our concentration by category for our construction, land and land development loan portfolio as of December 31, 2024:

(dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Community bank construction, land and land development loans
Commercial construction	$83,216	$30,500	$113,716	2.1%	$6,935	12
Residential construction	40,940	10,873	51,813	0.9	2,408	17
Undeveloped land loans	8,665	4,816	13,481	0.2	619	14
Developed land loans	8,305	456	8,761	0.2	489	17
Land development	7,072	1,157	8,229	0.2	643	11
Total	$148,198	$47,802	$196,000	3.6%	$2,087	71

Nonperforming Assets
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by applicable regulations. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. Installment (closed end) consumer loans and revolving (open-ended loans, such as credit cards) originated through CCBX partners continue to accrue interest until they are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards). These consumer loans are reported out as substandard loans, 90+ days past due and still accruing. As a result of the type of loans (primarily consumer loans) originated through our CCBX partners, we anticipate that balances 90 days past due or more and still accruing will increase as those loans grow. We continue to refine our credit approach with partners, widening the scope of loans that we are moving to nonaccrual status. Additionally, some CCBX partners have instituted a collection practice that places certain loans on nonaccrual status to improve collectability. As of December 31, 2024, $17.2 million in CCBX nonaccrual loans were less than 90 days past due.
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
We had $62.7 million, or 1.52%, in nonperforming assets as of December 31, 2024, compared to $53.8 million, or 1.44%, as of December 31, 2023. This includes $43.1 million in CCBX loans more than 90 days past due and still accruing interest as of December 31, 2024, compared to $46.5 million at December 31, 2023. All of our nonperforming assets were nonperforming loans as of December 31, 2024 and December 31, 2023. The increase in nonperforming assets was due to an increase in CCBX nonaccrual loans of $19.5 million as a result of a new collection practice that places certain loans on nonaccrual status to improve collectability, $17.2 million of these loans are less than 90 days past due as of December 31, 2024. This increase was partially offset by a $3.4 million decrease in CCBX partner loans that are 90 days or more past due and still accruing interest, and a decrease in community bank nonaccrual loans of $7.2 million during the twelve months ended December 31, 2024. The balance of our nonperforming assets increased as a result of certain CCBX loans that are less than 90 days past due, which were placed on nonaccrual status. Our nonperforming loans to loans receivable ratio was 1.80% at December 31, 2024, compared to 1.78% at December 31, 2023.
Our community bank credit quality remains strong, as demonstrated by the low level of community bank nonperforming loan balances for the year ended December 31, 2024. CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses, when accruing consumer loans originated through CCBX partners are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards). CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio.

The following table presents information regarding community bank and CCBX nonperforming assets at the dates indicated:

(dollars in thousands)	December 31, 2024	December 31, 2023 (1)
Nonaccrual loans:
Commercial and industrial loans	$334	$—
Real estate loans:
Construction, land and land development	—	—
Residential real estate	—	170
Commercial real estate	—	7,145
Consumer and other loans:
Credit cards	10,262	—
Other consumer and other loans	8,967	—
Total nonaccrual loans	19,563	7,315
Accruing loans past due 90 days or more:
Commercial & industrial loans	1,006	2,086
Real estate loans:
Residential real estate loans	2,608	1,115
Consumer and other loans:
Credit cards	34,490	34,835
Other consumer and other loans	4,989	8,486
Total accruing loans past due 90 days or more	43,093	46,522
Total nonperforming loans	62,656	53,837
Real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$62,656	$53,837
Total nonaccrual loans to loans receivable	0.56%	0.24%
Total nonperforming loans to loans receivable	1.80%	1.78%
Total nonperforming assets to total assets	1.52%	1.44%
(1) See Note 23, Restatement of Prior Period Financial Statements

The following tables detail the community bank and CCBX nonperforming assets which are included in the total nonperforming assets table above.

Community Bank	As of
(dollars in thousands)	December 31, 2024	December 31, 2023
Nonaccrual loans:
Commercial and industrial loans	$100	$—
Real estate:
Residential real estate	—	170
Commercial real estate	—	7,145
Total nonaccrual loans	100	7,315
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	—	—
Total nonperforming loans	100	7,315
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$100	$7,315
Total nonperforming community bank loans to total loans receivable	—%	0.24%

CCBX	As of
(dollars in thousands)	December 31, 2024	December 31, 2023 (1)
Nonaccrual loans:
Commercial and industrial loans:
All other commercial & industrial loans	$234	$—
Consumer and other loans:
Credit cards	$10,262	$—
Other consumer and other loans	8,967	—
Total nonaccrual loans	19,463	—
Accruing loans past due 90 days or more:
Commercial & industrial loans	1,006	2,086
Real estate loans:
Residential real estate loans	2,608	1,115
Consumer and other loans:
Credit cards	34,490	34,835
Other consumer and other loans	4,989	8,486
Total accruing loans past due 90 days or more	43,093	46,522
Total nonperforming loans	62,556	46,522
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$62,556	$46,522
Total nonperforming CCBX loans to total loans receivable	1.79%	1.54%
(1) See Note 23, Restatement of Prior Period Financial Statements
As of December 31, 2024, $60.8 million of the $62.6 million in nonperforming CCBX loans were covered by CCBX partner credit enhancements. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses. Under the agreement, the CCBX partner will indemnify or reimburse the Bank for its loss/charge-off on these loans.
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
Also included in the ACL are qualitative reserves to cover losses that are expected, but in the Company’s assessment may not be adequately represented in the quantitative method. For example, factors that the Company considers include environmental business conditions, borrower’s financial condition, credit rating and the volume and severity of past due loans and nonaccrual loans. Based on this analysis, the Company records a provision for credit losses - loans to maintain the allowance at appropriate levels.
As of December 31, 2024, the allowance for credit losses totaled $177.0 million, or 5.08% of total loans. As of December 31, 2023, the allowance for credit losses totaled $117.4 million, or 3.88% of total loans.
The increase in the Company’s allowance for credit losses for the year ended December 31, 2024 compared to December 31, 2023, was largely related to the growth and composition for CCBX partner loans. During the year ended December 31, 2024, a $277.8 million provision for credit losses - loans was recorded for CCBX partner loans based on management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a recapture for credit losses - loans of $2.1 million was needed for the year ended December 31, 2024, largely due to the resolution and recapture of a specific allowance and a change in the average remaining life of community bank loans. The economic environment is continuously changing with bank failures and mergers, inflation, higher interest rates, global unrest, the war in Ukraine, conflicts in the Middle East, the political environment, natural disasters, and trade issues that have resulted in economic uncertainty. As described above, CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses.
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

The credit enhancement asset is an amount due from CCBX partners related to losses in the loan portfolio. It is determined by the provision for credit and other losses, such as fraud, and increases due to credit loss recoveries, which is ultimately reduced as partners reimburse for incurred losses. Identified below is the portion of incurred losses that are pending settlement with partners as of each period indicated. The CCBX provision for credit losses and CCBX net-charge-offs include partner accounts that are not covered by credit enhancement, therefore those items are included on a separate line item to reflect the exclusion from the credit enhancement asset. At December 31, 2024 the Company was responsible for credit losses on approximately 5% of a $324.6 million CCBX loan portfolio and represented $20.6 million in loans. The table below shows the activity in the credit enhancement asset for the periods indicated:

	As of or for the Twelve Months Ended December 31,
(dollars in thousands)	2024	2023 (1)
Credit enhancement at beginning of period	112,894	53,377
CECL Day 1 Adjustment	—	4,465
CCBX Provision for credit losses - loans	277,793	182,721
CCBX Provision for credit losses - unfunded commitments	1,187	160
Credit losses settled with partner during period	(228,537)	(151,933)
Credit recoveries settled with partner during period	13,027	7,442
Net losses pending settlement with partner	5,998	18,156
Net (provision) charge-offs without credit enhancement	(472)	(1,494)
Credit enhancement at end of period	181,890	112,894
(1) See Note 23, Restatement of Prior Period Financial Statements
Many CCBX partners also pledge a cash reserve account at the Bank as collateral for loss exposure which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Credit losses and recoveries typically flow through the cash reserve account. These cash reserve accounts are included in total deposits on the balance sheet. Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by indemnifying or reimbursing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligation then the Bank would be exposed to additional loan and deposit losses if the cash flows on the loans were not sufficient to fund the reimbursement of loan losses, as a result of this counterparty risk. If a CCBX partner does not replenish their cash reserve account the Bank may consider an alternative plan for funding the cash reserve, such as adjusting the funding amounts or timelines to better align with the partner's specific situation. If a mutually agreeable funding plan is not achieved then the Bank could declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. The Bank would evaluate any remaining credit enhancement asset from the CCBX partner in the event the partner failed to fulfill its obligations and would determine if a write-off is appropriate. If a write-off occurs, the Bank would retain the full yield and any fee income on the loan portfolio going forward, and our BaaS loan expense would decrease once default occurs and payments to the CCBX partner are stopped.
The following table presents, as of and for the periods indicated, net charge-off information by segment:

	Year Ended
	December 31, 2024			December 31, 2023 (1)
(dollars in thousands)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$554	$228,537	$229,091	$64	$151,933	$151,997
Gross recoveries	(14)	(13,027)	(13,041)	(12)	(7,442)	(7,454)
Net charge-offs	$540	$215,510	$216,050	$52	$144,491	$144,543
Net charge-offs to average loans	0.03%	15.10%	6.51%	0.00%	11.94%	4.92%
% of CCBX charge-offs covered by credit enhancement		97.4%			97.5%

(1) See Note 23, Restatement of Prior Period Financial Statements

	Year Ended
	December 31, 2022
(dollars in thousands)	Community Bank	CCBX	Total
Gross charge-offs	$428	$33,321	$33,749
Gross recoveries	(46)	(36)	(82)
Net charge-offs	$382	$33,285	$33,667
Net charge-offs to average loans	0.03%	4.48%	1.49%
% of CCBX charge-offs covered by credit enhancement		99.4%
The following tables present, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of or for the Year Ended December 31,
(dollars in thousands)	2024	2023 (1)	2022
Allowance at beginning of period	$117,381	$74,029	$28,632
Impact of adopting CECL (ASC 326)	—	3,852	—
Provision for credit losses	275,663	184,043	79,064
Charge-offs:
Commercial and industrial loans	15,556	6,651	555
Residential real estate	5,006	4,641	452
Commercial real estate	264	—	—
Consumer and other	208,265	140,705	32,742
Total charge-offs	229,091	151,997	33,749
Recoveries:
Commercial and industrial loans	1,108	22	40
Residential real estate	8	4	—
Consumer and other	11,925	7,428	42
Total recoveries	13,041	7,454	82
Net charge-offs	216,050	144,543	33,667
Allowance at end of period	$176,994	$117,381	$74,029
Allowance for credit losses to nonaccrual loans	904.74%	1604.66%	1045.61%
Allowance to nonperforming loans	282.49%	218.02%	223.15%
Allowance to loans receivable	5.08%	3.88%	2.82%
(1) See Note 23, Restatement of Prior Period Financial Statements

The allowance for credit losses to nonaccrual loans ratio decreased as of December 31, 2024, compared to December 31, 2023 as a result of an increase in nonaccrual loans of $12.2 million due to an increase in CCBX nonaccrual loans as a result of a new collection practice that places certain loans on nonaccrual status to improve collectability, partially offset by a decrease in nonaccrual community bank loans and a decrease in CCBX loans past due 90 days or more. The allowance for credit losses increased $59.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, largely due to the increase in loans originated through our CCBX partners. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses. CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio. Net charge-offs on CCBX loans for the year ended December 31, 2024 that were covered by credit enhancements was $223.0 million. At December 31, 2024, the allowance for credit losses for CCBX partner loans totaled $158.1 million, compared to $95.8 million at December 31, 2023.
The following table presents the loans receivable and allowance for credit losses by segment for the period indicated:

	As of December 31, 2024			As of December 31, 2023 (1)
(dollars in thousands)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Loans receivable	$1,882,988	$1,603,577	$3,486,565	$1,830,154	$1,191,388	$3,021,542
Allowance for credit losses	(18,924)	(158,070)	(176,994)	$(21,595)	$(95,786)	(117,381)
Allowance for credit losses to total loans receivable	1.00%	9.86%	5.08%	1.18%	8.04%	3.88%
(1) See Note 23, Restatement of Prior Period Financial Statements
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

	At December 31,
	2024		2023 (1)
(dollars in thousands)	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans
Commercial and industrial loans	$11,051	8.4%	$8,894	9.6%
Real estate loans:
Construction, land and land development loans	3,439	4.2	6,386	5.2
Residential real estate loans	12,250	13.4	13,049	15.3
Commercial real estate loans	8,456	39.4	7,441	43.0
Consumer and other loans	141,798	34.6	81,611	27.0
Total allowance for credit losses	$176,994		$117,381

(1) See Note 23, Restatement of Prior Period Financial Statements
Securities
We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits, for CRA purposes or other business purposes. At December 31, 2024, our securities portfolio was invested in U.S. Agency collateralized mortgage obligations and U.S. Agency residential mortgage-backed securities. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At December 31, 2024, our loan-to-deposit ratio was 97.8% due to our growth in both loans and deposits. When our securities portfolio represents less than 5% of assets we focus on liquid securities. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we may invest excess funds to provide a higher return.
As of December 31, 2024, the amortized cost of our investment securities totaled $47.3 million, a decrease of $103.6 million, or 68.6%, compared to $150.9 million as of December 31, 2023. The decrease in the securities portfolio was due to $100.0 million of securities in the AFS portfolio maturing during the year ended December 31, 2024 partially offset by the purchase of HTM securities for CRA purposes.
Our investment portfolio consists of only $35,000 in securities classified as AFS and $47.3 million in held-to-maturity. The carrying values of our investment securities classified as AFS are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. As of December 31, 2024, our AFS portfolio had an unrealized loss of $2,000, compared to an unrealized loss of $537,000 as of December 31, 2023.
The following table summarizes the amortized cost and estimated fair value of certain of our investment securities as of the dates shown:

	As of December 31,
	2024		2023
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$99,996	$99,461
U.S. Agency collateralized mortgage obligations	37	35	45	43
Total available-for-sale securities	37	35	100,041	99,504
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	47,286	46,705	50,860	51,041
Total held-to-maturity securities	47,286	46,705	50,860	51,041
Total investment securities	$47,323	$46,740	$150,901	$150,545
All of our U.S. Agency residential mortgage-backed securities and U.S. Agency collateralized mortgage obligations are U.S. Government agency securities. As of December 31, 2024, we did not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, or second lien elements in our investment portfolio.
As of December 31, 2024 and 2023, we did not own securities of any one issuer, other than the U.S. Government and its agencies, for which aggregate adjusted cost exceeded 10.0% of consolidated shareholders’ equity.
Restricted equity securities totaled $7.3 million as of December 31, 2024 and $6.8 million as of December 31, 2023 The increase was attributable to the amount of FHLB stock that we are required to hold. Federal Reserve and FHLB stock are carried at par and do not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.
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
•The Company had a $2.2 million equity interest in a specialized bank technology company as of December 31, 2024 and December 31, 2023 .
•The Company had a $350,000 equity interest in a technology company as of the years ended December 31, 2024 and December 31, 2023.
•The Company had a $47,000 and $50,000 equity interest in a technology company as of the years ended December 31, 2024, and December 31, 2023, respectively.
The following table shows the activity in equity investments without a readily determinable fair value for the dates shown:

	For the Twelve Months Ended December 31,
(dollars in thousands)	2024	2023	2022
Carrying value, beginning of period	$2,622	$2,572	$2,322
Purchases	—	50	350
Observable price change	(3)	—	(100)
Carrying value, end of period	$2,619	$2,622	$2,572
The Company has invested in funds that are accelerating technology for adoption by banks. These equity investments are held at fair value, as reported by the funds. During the year ended December 31, 2024, the Company contributed $72,000 with investment funds designed to help accelerate technology adoption at banks, and recognized net gains of $29,000, resulting in an equity interest of $910,000 at December 31, 2024. The Company has committed up to $480,000 in capital for these equity funds.
The following table shows the activity in equity fund investments held at fair value for the dates shown:

	For the Twelve Months Ended December 31,
(dollars in thousands)	2024	2023	2022
Carrying value, beginning of period	$809	$456	$160
Purchases/capital calls/capital returns, net	72	75	349
Net change recognized in earnings	29	278	(53)
Carrying value, end of period	$910	$809	$456

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

	As of December 31, 2024
	More than Ten Years		Total
(dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available-for-sale:
U.S. Agency collateralized mortgage obligations	$37	3.091%	$37	3.091%
Total available-for-sale	37	3.091%	37	3.091%

Securities held to maturity:
U.S. Agency residential mortgage-backed securities	47,286	5.468%	47,286	5.468%
Total held to maturity	47,286	5.468%	47,286	5.468%
Total	$47,323	5.466%	$47,323	5.466%
Other Assets
Deferred tax assets, net decreased $206,000 to $3.6 million and other assets decreased $1.7 million to $13.6 million as of December 31, 2024, compared to December 31, 2023.
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
Total deposits as of December 31, 2024 were $3.59 billion, an increase of $225.0 million, or 6.7%, compared to $3.36 billion as of December 31, 2023. The increase in deposits was largely in due to an increase of $201.3 million in CCBX deposits. Core deposits ended the quarter at $3.12 billion compared to $3.34 billion at December 31, 2023. We define core deposits as all deposits except time deposits and brokered/other deposits. Our cost of deposits for the community bank was 1.80% for the year ended December 31, 2024. Additionally, as of December 31, 2024, there was $273.2 million in CCBX deposits that were transferred off balance sheet for increased FDIC insurance coverage and to manage deposit concentrations.
Included in total deposits is $2.06 billion in CCBX deposits, an increase of $201.3 million, or 10.8%, compared to $1.86 billion as of December 31, 2023. CCBX customer deposit relationships include deposits with CCBX end customers, operating and non-operating deposit accounts. The deposits from our CCBX segment are generally classified as interest bearing demand and money market accounts.
Total noninterest bearing deposits as of December 31, 2024 were $527.5 million, a decrease of $97.7 million, or 15.6%, compared to $625.2 million as of December 31, 2023. Noninterest bearing deposits represent 14.7% and 18.6% of total deposits for December 31, 2024 and December 31, 2023, respectively. Community bank noninterest bearing deposits totaled $471.8 million and $561.6 million at December 31, 2024 and December 31, 2023, respectively.

Total interest bearing balances, excluding time deposits, as of December 31, 2024 were $3.04 billion, an increase of $323.5 million, or 11.9%, compared to $2.72 billion as of December 31, 2023. The $323.5 million increase is due to CCBX growth in interest bearing deposits combined with an increase in community bank interest bearing deposits of $114.2 million. Included in total deposits is $414.0 million in IntraFi network interest bearing demand and money market sweep accounts as of December 31, 2024, which provides our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions. The increase in community bank deposits was a result of the addition of some exception pricing tactics as a strategy at the end of the first quarter of 2024 to retain accounts and more effectively compete in the market.
Total time deposit balances as of December 31, 2024 were $17.5 million, a decrease of $811,000, or 4.4%, from $18.4 million as of December 31, 2023. The decrease is due to our focus on core deposits and letting higher rate time deposits run off as they mature. We have seen competitors increase rates on time deposits, and we have not globally matched their rates in response as we focus on growing and retaining less costly core deposits.
The following table sets forth deposit balances at the dates indicated.

	As of December 31,
	2024		2023
(dollars in thousands)	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
Demand, noninterest bearing	$527,524	14.7%	$625,202	18.6%
Interest bearing demand and money market	2,529,084	70.5	2,640,240	78.6
Savings	66,826	1.9	76,562	2.3
Total core deposits	3,123,434	87.1	3,342,004	99.5
Other deposits	444,351	12.4	1	—
Time deposits less than $100,000	5,920	0.2	8,109	0.2
Time deposits $100,000 and over	11,627	0.3	10,249	0.3
Total	$3,585,332	100.0%	$3,360,363	100.0%
Cost of deposits	3.46%		2.87%

The following table presents the community bank deposits which are included in the total deposit portfolio table above:

Community Bank	As of
	December 31, 2024		December 31, 2023
(dollars in thousands)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$471,838	31.0%	$561,572	37.5%
Interest bearing demand and money market	570,625	37.5	846,072	56.5
Savings	61,116	4.0	71,598	4.8
Total core deposits	1,103,579	72.5	1,479,242	98.8
Other deposits	400,118	26.3	1	0.0
Time deposits less than $100,000	5,920	0.4	8,109	0.5
Time deposits $100,000 and over	11,627	0.8	10,249	0.7
Total Community Bank deposits	$1,521,244	100.0%	$1,497,601	100.0%
Cost of deposits	1.80%		1.14%
The following table presents the CCBX deposits which are included in the total deposit portfolio table above:

CCBX	As of
	December 31, 2024		December 31, 2023
(dollars in thousands)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$55,686	2.7%	$63,630	3.4%
Interest bearing demand and money market	1,958,459	94.9	1,794,168	96.3
Savings	5,710	0.3	4,964	0.3
Total core deposits	2,019,855	97.9	1,862,762	100.0
Other deposits	44,233	2.1	—	—
Total CCBX deposits	$2,064,088	100.0%	$1,862,762	100.0%
Cost of deposits	4.70%		4.55%
The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

	As of December 31,
(dollars in thousands)	2024	2023
Maturity Period:
Three months or less	$3,381	$5,068
Over three through six months	2,857	1,457
Over six through twelve months	3,473	1,595
Over twelve months	1,916	2,129
Total	$11,627	$10,249
Weighted average maturity (in years)	0.73	0.75
Average deposits for the year ended December 31, 2024, were $3.49 billion, an increase of $389.0 million, or 12.5%, compared to $3.10 billion for the year ended December 31, 2023. The increase in average deposits was primarily in interest bearing deposits. We expect deposits to increase with continued growth in our primary market areas, increase in commercial lending relationships through which we seek deposit balances and continued business development efforts by branch managers, treasury service personnel and lenders.

The average rate paid on total deposits was 3.46% for the year ended December 31, 2024, compared to 2.87% for the year ended December 31, 2023. The average rate paid on interest bearing demand and money market accounts increased 0.46% for the year ended December 31, 2024 compared to the year ended December 31, 2023. The average rate paid on other deposits decreased 0.31% for the year ended December 31, 2024, compared to the year ended December 31, 2023. The average rate paid on time deposits of less than $100,000 increased 0.42% for the year ended December 31, 2024, compared to the year ended December 31, 2023. The average rate paid on time deposits greater than $100,000 increased 0.91% for the year ended December 31, 2024 compared to the year ended December 31, 2023. The average rate paid on savings increased 0.15% for the year ended December 31, 2024, compared to the year ended December 31, 2023. The overall higher average rate paid on interest bearing accounts in the year ended December 31, 2024 compared to the year ended December 31, 2023 was due to a higher interest rate environment.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Year Ended December 31,
	2024		2023		2022
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, noninterest bearing	$586,477	0.00%	$707,641	0.00%	$942,087	0.00%
Interest bearing demand and money market	2,445,848	4.35	2,254,138	3.89	1,509,492	1.17%
Savings	70,090	0.40	90,705	0.25	106,061	0.05%
Other deposits	373,560	3.78	25,969	4.08	71,532	1.46%
Time deposits less than $100,000	6,733	0.77	9,999	0.35	13,980	0.28%
Time deposits $100,000 and over	8,971	1.28	14,201	0.37	22,955	0.85%
Total deposits	$3,491,679	3.46%	$3,102,653	2.87%	$2,666,107	0.71%
The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2024 and 2023, was 16.8% and 22.8%, respectively.
Factors affecting the cost of funding interest-bearing assets include the volume of noninterest- and interest-bearing deposits, changes in market interest rates and economic conditions in the Puget Sound region and their impact on interest paid on deposits, competition from other financial institutions, as well as the ongoing execution of our growth strategies. Cost of total interest-bearing liabilities is calculated as total interest expense divided by average total interest-bearing deposits plus average total borrowings. Our cost of total interest-bearing liabilities was 4.19% and 3.75% for the years ended December 31, 2024 and 2023, respectively. The increase in our cost of deposits in 2024 was primarily due to rate increases from the FOMC. We actively manage our interest rates on deposits, however, rate changes from the FOMC and competition can and do impact our deposit costs.
Uninsured Deposits
The FDIC insures our deposits up to $250,000 per depositor, per insured bank for each account ownership category. Deposits that exceed insurance limits are uninsured. At December 31, 2024, deposits totaled $3.59 billion, of which total estimated uninsured deposits were $543.0 million, or 15.1% of total deposits. At December 31, 2023, deposits totaled $3.36 billion, of which total estimated uninsured deposits were $558.6 million, or 16.6% of total deposits. The Bank is using sweep deposits to provide our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.

Estimated uninsured time deposits totaled $3.0 million as of December 31, 2024. The table below shows the estimated uninsured time deposits, by account, for the maturity periods indicated:

(dollars in thousands)	As of December 31, 2024
Maturity Period:
Three months or less	$1,070
Over three through six months	1,046
Over six through twelve months	762
Over twelve months	167
Total	$3,045
Borrowings
We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of December 31, 2024, and December 31, 2023, total borrowing capacity of $468.7 million and $435.5 million, respectively, was available under this arrangement. As of December 31, 2024, and December 31, 2023, Federal Reserve borrowings against our line of credit totaled zero. Additional loans were pledged during 2023 to significantly increase the borrowing capacity of the Bank in the event of a liquidity crisis.
Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of December 31, 2024 and December 31, 2023, we had borrowing capacity of $173.3 million and $204.6 million, respectively, with the FHLB. As of December 31, 2024 and 2023, FHLB advances totaled zero.
The following table presents details on FHLB advance borrowings for the periods indicated:

	As of and For the Years Ended December 31,
(dollars in thousands)	2024	2023
Maximum amount outstanding at any month-end during period:	$—	$—
Average outstanding balance during period:	$2,443	$1
Weighted average interest rate during period:	5.66%	5.60%
Balance outstanding at end of period:	$—	$—
Weighted average interest rate at end of period:	0.00%	0.00%
Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust (the “Trust”), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. Prior to June 30, 2023, the debentures bore interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. Beginning with rate adjustments subsequent to June 30, 2023, the rate is based off three-month CME Term SOFR plus a spread adjustment of 0.26% and margin of 2.10%. The effective rate as of December 31, 2024 and 2023, was 6.72% and 7.75%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture, subject to Federal Reserve approval. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.

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

Liquidity and Capital Resources
Liquidity Management
Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, and operational, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity management. Deposits obtained through our CCBX segment are a significant source of liquidity for us. If a relationship with a large CCBX partner terminates, the exit of those deposits could have an adverse impact on liquidity. Partner program agreements govern the relationship and are valid for a given period of time. Prior to exiting, the partner would need to provide us adequate notice as stipulated in the agreement that they were not going to renew the program agreement and intend to move the deposits. The movement to an alternate BaaS provider is cumbersome and would be over a period of time, which would allow us the opportunity to put alternate liquidity in place; those options are more fully discussed below. As of December 31, 2024, we had two partners with deposits that are in excess of 10% of total deposits and represent 44% of total deposits. Our maximum concentration for any one partner is 30% of total assets.
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
The Company has pledged loans and securities totaling $957.9 million and $1.03 billion at December 31, 2024 and December 31, 2023, respectively, for borrowing lines at the FHLB and FRB. Additional loans were pledged during 2023 to significantly increase the borrowing capacity of the Bank in the event of a liquidity crisis. The Bank had the ability and capacity to borrow up to $642.1 million from FHLB and the FRB discount window at December 31, 2024. There were no borrowings taken under these facilities during the twelve-months ended December 31, 2024 so the Bank has the maximum capacity in the event of a liquidity emergency.
The Bank’s current liquidity position is supported by liquid assets (cash and investments on the balance sheet), liabilities (capacity to borrow funds the same day), low levels of uninsured deposits ($543.0 million at December 31, 2024 and alternative sources of funds including the capacity to borrow up to $642.1 million from FHLB, the FRB discount window on a same day basis and a $50.0 million line of credit with a Banker’s Bank. Cash on the balance sheet and borrowing capacity of $1.14 billion represented 31.9% of total deposits and exceeded the $543.0 million in uninsured deposits as of December 31, 2024. The board of directors and management is cognizant of the risk of uninsured deposits and has used fully insured IntraFi Network reciprocal deposits to reduce uninsured deposit. Fully insured IntraFi network reciprocal deposits totaled $414.0 million and $340.1 million at December 31, 2024 and December 31, 2023, respectively. Uninsured deposits totaled $543.0 million at December 31, 2024 and totaled $558.6 million at December 31, 2023.
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
The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs. During the quarter ended December 31, 2024, the Company completed a public offering of 1,380,000 shares of its common stock at a price to the public of $71.00 per share. Gross proceeds from the offering of $98.0 million, before deducting underwriting discounts and offering expenses, will be used for general corporate purposes, including, without limitation, to support investment opportunities and the Bank’s growth. A total of $50.0 million of those proceeds were contributed to the Bank in 2024, and the balance of the amount was retained in cash at the Company level. The Company currently holds $47.7 million in cash for debt servicing and operating purposes. In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs.
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
As of December 31, 2024, and December 31, 2023, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the Federal Reserve’s prompt corrective action regulations. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on our level of earnings; however, the capital raise completed in December 2024 strengthened our regulatory capital levels. We expect to monitor and control growth in order to remain in compliance with all regulatory capital standards applicable to us. In addition, the Company maintains an effective registration statement on Form S-3 with the Securities and Exchange Commission which allows the Company to raise additional capital in an amount up to $102.0 million. The Company raised $98.0 million in December 2024 and $34.5 million in December 2021. The Company, through a private placement, raised $25.0 million in subordinated debt in 2021 and repaid $10.0 million of subordinated debt with the proceeds and used the remainder for general corporate purposes. On November 1, 2022 the

Company, through a private placement, raised $20.0 million of subordinated debt with the proceeds to be used for general corporate purposes.
The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes (1)		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Tier 1 Leverage Capital (to average assets)
Company	$442,193	10.78%	$164,052	4.00%	N/A	N/A
Bank Only	436,116	10.64%	163,919	4.00%	204,899	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	438,693	12.04%	163,952	4.50%	N/A	N/A
Bank Only	436,116	11.99%	163,717	4.50%	236,480	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	442,193	12.14%	218,602	6.00%	N/A	N/A
Bank Only	436,116	11.99%	218,289	6.00%	291,052	8.00%
Total Capital (to risk-weighted assets)
Company	534,390	14.67%	291,470	8.00%	N/A	N/A
Bank Only	483,247	13.28%	291,052	8.00%	363,816	10.00%
December 31, 2023
Tier 1 Leverage Capital (to average assets)
Company	$298,920	8.10%	$147,616	4.00%	N/A	N/A
Bank Only	333,848	9.06%	147,469	4.00%	184,336	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	295,450	9.10%	146,137	4.50%	N/A	N/A
Bank Only	333,848	10.30%	145,875	4.50%	210,708	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	298,920	9.20%	194,849	6.00%	N/A	N/A
Bank Only	333,848	10.30%	194,500	6.00%	259,334	8.00%
Total Capital (to risk-weighted assets)
Company	385,464	11.87%	259,799	8.00%	N/A	N/A
Bank Only	375,320	11.58%	259,334	8.00%	324,167	10.00%
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

Material Cash Requirements and Capital Resources
The following table provides the material cash requirements from known contractual and other obligations as of December 31, 2024:

		Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	Over 1 year	Other (1)
Cash requirements
Time Deposits	$17,547	$13,960	$3,587	$—
Subordinated notes	45,000	—	45,000	—
Junior subordinated debentures	3,609	—	3,609	—
Deferred compensation plans	390	86	304	—
Operating and finance leases	6,385	1,013	5,372	—
Non-maturity deposits	3,123,434	—	—	3,123,434
Equity investment commitment	480	480	—	—
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
As of December 31, 2024 we had $1.96 billion in commitments to extend credit, compared to $2.34 billion as of December 31, 2023. The $381.6 million decrease is largely attributed to a decrease of $297.8 million in credit cards, $57.9 million decrease in commercial and industrial capital call line commitments, $55.8 million decrease in commercial construction loans, partially offset by a $33.6 million increase in residential real estate commitments, related to CCBX loans and an increase of $17.8 million in consumer and other loan commitments, related to CCBX consumer loans.

The following table presents commitments associated with outstanding commitments to extend credit, standby and commercial letters of credit and equity investment commitments as of the periods indicated:

(dollars in thousands)	As of December 31, 2024	As of December 31, 2023
Commitments to extend credit:
Commercial and industrial loans	$94,589	$86,134
Commercial and industrial loans - capital call lines	550,948	608,837
Construction – commercial real estate loans	36,873	92,709
Construction – residential real estate loans	10,929	20,825
Residential real estate loans	499,516	465,887
Commercial real estate loans	34,222	54,289
Credit cards	717,198	1,014,959
Consumer and other loans	18,553	779
Total commitments to extend credit	$1,962,828	$2,344,419
Standby letters of credit	$1,042	$1,096
Equity investment commitment	$480	$653
Commitments to extend credit on CCBX loans are included in the table above and are summarized below:

(dollars in thousands)	As of December 31, 2024	As of December 31, 2023
Commitments to extend credit:
Commercial and industrial loans	$19,104	$9,144
Commercial and industrial loans - capital call lines	550,948	608,837
Residential real estate loans	453,369	418,761
Credit cards, consumer and other loans	733,005	1,015,156
Total commitments to extend credit	$1,756,426	$2,051,898

We have portfolio limits with our each of our partners to manage loan concentration risk, liquidity risk, and counter-party partner risk. For example, as of December 31, 2024, capital call lines outstanding balance totaled $109.0 million, and while commitments totaled $550.9 million the commitments are cancelable, and are also limited to a maximum of $350.0 million by agreement with the partner.
The following table shows the CCBX maximum portfolio sizes by loan category as of December 31, 2024.

		As of December 31, 2024	As of December 31, 2023
(dollars in thousands)	Type of Lending	Maximum Portfolio Size		Increase/(decrease)
Commercial and industrial loans:
Capital call lines	Business - Venture Capital	$350,000	$350,000	$—
All other commercial & industrial loans	Business - Small Business	480,069	305,905	174,164
Real estate loans:
Home equity lines of credit	Home Equity - Secured Credit Cards	375,000	375,000	—
Consumer and other loans:
Credit cards	Credit Cards - Primarily Consumer	820,000	756,614	63,386
Installment loans	Consumer	1,774,533	933,374	841,159

Other consumer and other loans	Consumer - Secured Credit Builder & Unsecured consumer	5,398	709,108	(703,710)
		$3,805,000	$3,430,001	$374,999
Total Existing Portfolio Size		$1,603,577	$1,195,938	$407,639
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer. As of December 31, 2024, $1.30 billion in commitments to extend credit are unconditionally cancelable, compared to $1.63 billion at December 31, 2023. The increase in unconditionally cancelable commitments is attributed to growth in CCBX loans. Commitments that are unconditionally cancelable allow us to better manage loan growth, credit concentrations and liquidity. We also limit CCBX partners to a maximum aggregate customer loan balance originated and held on our balance sheet, as shown in the table above.
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

Selected Financial Information
The following table shows the Company’s key performance ratios for the periods indicated.

	Twelve Months Ended
	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020
Return on average assets	1.15%	1.28%	1.38%	1.24%	0.98%
Return on average equity	14.11%	16.41%	18.24%	17.24%	11.44%
Yield on earnings assets	10.44%	9.61%	6.68%	3.90%	4.21%
Yield on loans receivable	11.20%	10.36%	8.12%	4.86%	4.64%
Cost of funds	3.49%	2.91%	0.75%	0.18%	0.40%
Cost of deposits	3.46%	2.87%	0.71%	0.12%	0.35%
Net interest margin	7.18%	6.88%	5.97%	3.73%	3.83%
Noninterest expense to average assets	6.28%	5.61%	5.65%	2.90%	2.47%
Noninterest income to average assets	7.86%	5.88%	4.23%	1.29%	0.53%
Efficiency ratio	42.38%	44.66%	56.26%	58.82%	58.14%
Loans receivable to deposits (1)	97.8%	89.9%	93.2%	73.7%	108.9%
(1)Including loans held for sale
CCBX – BaaS Reporting Information
During the twelve months ended months ended December 31, 2024, $62.1 million was recognized in noninterest income BaaS credit enhancements related to the establishment of a credit enhancement asset for credit losses indemnified by our strategic partners and reserved for unfunded commitments for CCBX partner loans and deposits. Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by indemnifying or reimbursing incurred losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans, unfunded commitments and negative deposit accounts. When the provision for credit losses - loans and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner legal commitment to indemnify or reimburse losses. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner or taken from the partner's cash reserve account. Agreements with our CCBX partners also provide protection to the Bank from fraud by indemnifying or reimbursing incurred fraud losses. BaaS fraud includes noncredit fraud losses on loans and deposits originated through partners. Fraud losses are recorded when incurred as losses in noninterest expense, and the enhancement received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. CCBX partners bear most of the responsibility for credit and fraud losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio.
Many CCBX partners also pledge a cash reserve account at the Bank as collateral for loss exposure which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Credit losses and recoveries typically flow through the cash reserve account. These cash reserve accounts are included in total deposits on the balance sheet. Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by indemnifying or reimbursing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligations then the Bank would be exposed to additional loan and deposit losses if the cash flows on the loans were not sufficient to fund the reimbursement of loan losses, as a result of this counterparty risk. If a CCBX partner does not replenish their cash reserve account, the Bank may consider an alternative plan for funding the cash reserve. This may involve the possibility of adjusting the funding amounts or timelines to better align with the partner's specific situation. If a mutually agreeable funding plan is not achieved, then the Bank could declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. The Bank would evaluate any remaining credit enhancement asset from the CCBX partner in the event the partner failed to fulfill its obligations and would determine if a write-off is appropriate. If a write-off occurs, the Bank would retain the full yield and any fee income on the loan portfolio going forward, and our BaaS loan expense would decrease once default occurred and payments to the CCBX partner were stopped.

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
The following table illustrates how CCBX partner loan income and expenses are recorded in the financial statements:

Loan income and related loan expense	Year. Ended
(dollars in thousands)	December 31, 2024	December 31, 2023 (2)	December 31, 2022
BaaS loan interest income	$248,286	$197,306	$102,808
Less: BaaS loan expense	118,536	79,748	53,294
Net BaaS loan income (1)	$129,750	$117,558	$49,514
Net BaaS loan income divided by average BaaS loans (1)	9.09%	9.71%	6.67%
Yield on loans	17.39%	16.30%	13.85%
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2) See Note 23, Restatement of Prior Period Financial Statements.
The increased activity of CCBX partners has resulted in increases in direct fees, expenses and interest for the year ended December 31, 2024 compared to the year ended December 31, 2023. The following tables are a summary of the direct fees, expenses and interest components of BaaS for the periods indicated and are not inclusive of all income and expense related to BaaS.

Interest income	Year Ended
(dollars in thousands)	December 31, 2024	December 31, 2023 (1)	December 31, 2022
Loan interest income	$248,286	$197,306	$102,808
Total BaaS interest income	$248,286	$197,306	$102,808
(1) See Note 23, Restatement of Prior Period Financial Statements.

Interest expense	Year Ended
(dollars in thousands)	December 31, 2024	December 31, 2023 (1)	December 31, 2022
BaaS interest expense	$94,035	$71,646	$16,108
Total BaaS interest expense	$94,035	$71,646	$16,108
(1) See Note 23, Restatement of Prior Period Financial Statements.

	Year Ended
(dollars in thousands)	December 31, 2024	December 31, 2023 (1)	December 31, 2022
BaaS program income:
Servicing and other BaaS fees	$4,743	$3,855	$4,408
Transaction fees	5,910	4,011	3,211
Interchange fees	6,933	4,252	2,583
Baas program income before reimbursement of expenses	17,586	12,118	10,202
Reimbursement of expenses	2,489	1,122	991
Total BaaS program income	20,075	13,240	11,193
BaaS indemnification income:
BaaS credit enhancements	272,839	177,764	76,374
BaaS fraud enhancements	9,834	7,165	29,571
BaaS indemnification income	282,673	184,929	105,945
Total noninterest BaaS income	$302,748	$198,169	$117,138
(1) See Note 23, Restatement of Prior Period Financial Statements.
Servicing and other BaaS fees increased $888,000 in the year ended December 31, 2024 compared to the year ended December 31, 2023, while transaction fees and interchange fees increased $4.6 million, in the year ended December 31, 2024 compared to the year ended December 31, 2023. We expect servicing and other BaaS fees to decrease and transaction and interchange fees to increase, as partner activity grows and contracted minimum fees are replaced with recurring fees, which exceed those minimum fees. Additionally, we expect reimbursement of expenses to increase as we continue to bill partners for incurred expenses.

	Year Ended
(dollars in thousands)	December 31, 2024	December 31, 2023 (1)	December 31, 2022
BaaS loan expense	$118,536	$79,748	$53,294
BaaS fraud expense	9,834	7,165	29,571
Total BaaS loan and fraud expense	$128,370	$86,913	$82,865
(1) See Note 23, Restatement of Prior Period Financial Statements.
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
Reconciliations of the GAAP and non-GAAP measures are presented in the following table.

	As of and for the Year Ended
(dollars in thousands)	December 31, 2024	December 31, 2023 (1)	December 31, 2022
Net BaaS loan income divided by average CCBX loans:
CCBX loan yield (GAAP)	17.39%	16.30%	13.85%
Total average CCBX loans receivable	$1,427,571	$1,210,413	$742,392
Interest and earned fee income on CCBX loans (GAAP)	248,286	197,306	102,808
BaaS loan expense	(118,536)	(79,748)	(53,294)
Net BaaS loan income	$129,750	$117,558	$49,514
Net BaaS loan income divided by average CCBX loans	9.09%	9.71%	6.67%

CCBX net interest margin, net of BaaS loan expense:
CCBX interest margin	9.23%	9.19%	8.84%
CCBX earning assets	1,999,695	1,574,334	1,027,556
Net interest income (GAAP)	184,472	144,731	90,806
Less: BaaS loan expense	(118,536)	(79,748)	(53,294)
Net interest income, net of BaaS loan expense	$65,936	$64,983	$37,512
CCBX net interest margin, net of BaaS loan expense	3.30%	4.13%	3.65%
(1) See Note 23, Restatement of Prior Period Financial Statements.
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
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decrease in current fair market values. Our objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. The FOMC raised interest rates 0.25% in mid-March 2022, 1.25% in the second quarter of 2022, 1.50% in the third quarter of 2022, 1.25% in the fourth quarter of 2022, 0.50% in the first quarter 2023, and 0.25% in the second quarter 2023 and 0.25% in the third quarter of 2023. During the third quarter 2024, the FOMC lowered interest rates, for the first time since 2023, by 0.50% then two more times during the fourth quarter, totaling a decrease of 0.50% resulting in a Fed Funds target rate of 4.50% as of December 31, 2024. The timing and magnitude of any future and potential rate changes, expected to be further rate cuts, remains uncertain but will likely be closely tied to future inflationary trends. The impact of this and any future increases or decreases will impact financial results.
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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

Change in Market Interest Rates	Twelve Month Projection As of December 31, 2024	Twelve Month Projection As of December 31, 2023
Static Balance Sheet and Rate Shifts
+400 basis points	(8.0)%	(6.2)%
+300 basis points	(5.9)%	(4.6)%
+200 basis points	(3.9)%	(3.0)%
+100 basis points	(1.9)%	(1.4)%
-100 basis points	1.8%	1.1%
-200 basis points	3.4%	1.8%
-300 basis points	4.8%	2.1%
-400 basis points	5.7%	2.2%

Dynamic Balance Sheet and Rate Shifts
+400 basis points	(5.5)%	(1.3)%
+300 basis points	(4.1)%	(0.9)%
+200 basis points	(2.6)%	(0.5)%
+100 basis points	(1.3)%	(0.2)%
-100 basis points	1.2%	(0.1)%
-200 basis points	2.2%	(0.6)%
-300 basis points	3.0%	(1.5)%
-400 basis points	3.3%	(2.8)%
The results illustrate that the Company’s static balance sheet remains liability sensitive, however, the dynamic balance sheet is slightly more neutral to rate shifts. As the Company’s composition has shifted over time due to the growth of the CCBX segment to more variable/adjustable in nature, our interest rate risk profile has been mitigated, reducing variability in both rising and falling rate environments, as the community bank and CCBX segments work to offset one another. The community bank segment remains asset sensitive and generally performs better in an increasing interest rate environment. For the community bank, the drivers are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, offering rates on these community bank deposits change more slowly than changes in short-term market rates. For the CCBX segment, the offering rates on the loan portfolio are modeled using partner contractual net yields which mostly adjust immediately with market shifts. For this CCBX portfolio, the offering rates on approximately 60% of loans and the majority of deposits nearly fully reprice with changes in market rates. During 2023, one of the material CCBX lending partners contractual yields converted to a fixed rate product, continuing to reduce the overall variability in the Company’s balance sheet. As of December 31, 2024, the Company’s overall funding mix continues to be more heavily weighted towards the CCBX deposits which are primarily variable rate deposits aiding with the neutrality of the balance sheet and the overall shift to liability sensitive in the static model. The assumptions incorporated into the simulation model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact that fluctuations in market interest rates have on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions, the shape of the interest yield curve, and the application and timing of various assumptions and strategies.
Impact of Inflation
Our consolidated financial statements and related notes to those financial statements included elsewhere in this Annual Report on Form 10-K have been prepared in accordance with GAAP. GAAP requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors
Coastal Financial Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coastal Financial Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2025 expressed an adverse opinion on the Company’s internal control over financial reporting due to material weaknesses.
Restatement of Previously Issued Financial Statements
As described in note 23 to the consolidated financial statements, the 2023 consolidated financial statements have been restated.

Change in Accounting Principle
During the year ended December 31, 2023, the Company changed its method of accounting for credit losses due to the adoption of Accounting Standards Update 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements.
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
As described in Notes 1 and 4 to the consolidated financial statements, the balance of the Company’s allowance for credit losses – loans was $177 million at December 31, 2024. The allowance for credit losses - loans is a valuation account that is deducted from the amortized cost basis of loans held for investment to present the net carrying value at the amount expected to be collected. The allowance for credit losses – loans is maintained at a level sufficient to provide for expected credit losses over the lives of the loans based on evaluating historical credit loss experience and making qualitative reserve factor adjustments to historical loss information for each loan category for differences in the specific risk characteristics in the current loan portfolio based on reasonable and supportable forecasts. These qualitative reserve factors include borrowers’ financial condition and credit rating, volume and severity of delinquent and classified loans, and environmental and business factors to capture general and economic market conditions.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to qualitative reserve factors included the following, among others:
•Testing the design, implementation, and operating effectiveness of controls relating to management’s calculation of the allowance for credit losses - loans, including controls over the identification and assessment of the qualitative reserve factors used.
•Obtaining management’s analysis and supporting documentation related to the qualitative reserve factors and testing whether the factors used in the calculation of the allowance for credit losses – loans are supported by the analysis provided by management.
•Testing the appropriateness of the methodology and significant assumptions used in the calculation of the allowance for credit losses – loans, testing completeness and accuracy of the data used in the calculation, testing the estimation and application of the qualitative reserve factors determined by management, and recalculating the balance of the allowance for credit losses – loans.
/s/ Moss Adams LLP
Everett, Washington,
March 17, 2025
We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors
Coastal Financial Corporation

Adverse Opinion on Internal Control over Financial Reporting
We have audited Coastal Financial Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Coastal Financial Corporation and subsidiaries as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 17, 2025, expressed an unqualified opinion on those consolidated financial statements.

Basis for Adverse Opinion on Internal Control over Financial Reporting
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment in Item 9A:
•The Company has an ineffective control environment and did not maintain the risk assessment and control activities components of the COSO framework resulting in the Company not appropriately designing and implementing sufficient internal controls around the accounting and financial reporting related to information provided by BaaS partners.
•A deficiency in the design of controls related to the BaaS lending partner accounting policies reflected in BaaS partner reports that could impact the Company’s use of such reports to record interest income, BaaS loan expense and the related balance sheet accounts.
•A deficiency in the design of controls related to the proper presentation of BaaS partner interchange fees on point of sale transactions that conforms with the Company’s adopted accounting policies.
We considered the material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2024, and our opinion on such consolidated financial statements was not affected.

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
March 17, 2025
We have served as the Company’s auditor since 2016.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

ASSETS
	December 31, 2024	December 31, 2023
		(as restated - see Note 23)
Cash and due from banks	$36,533	$31,345
Interest earning deposits with other banks	415,980	451,783
Investment securities, available for sale, at fair value	35	99,504
Investment securities, held to maturity, at amortized cost	47,286	50,860
Other investments	10,800	10,227
Loans held for sale	20,600	—
Loans receivable	3,486,565	3,021,542
Allowance for credit losses	(176,994)	(117,381)
Total loans receivable, net	3,309,571	2,904,161
CCBX credit enhancement asset	181,890	112,894
CCBX receivable	14,138	9,088
Premises and equipment, net	27,431	22,090
Lease right-of-use assets	5,219	5,932
Accrued interest receivable	21,104	23,458
Bank-owned life insurance, net	13,375	12,870
Deferred tax asset, net	3,600	3,806
Other assets	13,646	11,987
Total assets	$4,121,208	$3,750,005

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$3,585,332	$3,360,363
Subordinated debt, net
Principal amount $45,000 (less unamortized debt issuance costs of $707 and $856) at December 31, 2024 and December 31, 2023, respectively	44,293	44,144
Junior subordinated debentures, net
Principal amount $3,609 (less unamortized debt issuance costs of $18 and $19 at December 31, 2024 and December 31, 2023, respectively)	3,591	3,590
Deferred compensation	332	479
Accrued interest payable	962	892
Lease liabilities	5,398	6,124
CCBX payable	29,171	30,290
Other liabilities	13,425	9,145
Total liabilities	3,682,504	3,455,027
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at December 31, 2024 and December 31, 2023; issued and outstanding: zero shares at December 31, 2024 and December 31, 2023	—	—
Common stock, no par value:
Authorized: 300,000,000 shares at December 31, 2024 and December 31, 2023; 14,935,298 shares at December 31, 2024 issued and outstanding and 13,304,339 shares at December 31, 2023 issued and outstanding	228,177	130,136
Retained earnings	210,529	165,311
Accumulated other comprehensive loss, net of tax	(2)	(469)
Total shareholders’ equity	438,704	294,978
Total liabilities and shareholders’ equity	$4,121,208	$3,750,005
See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except for per share data)

	Year Ended December 31,
	2024	2023	2022
		(as restated - see Note 23)
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$372,021	$304,289	$183,352
Interest on interest earning deposits with other banks	21,265	15,346	6,728
Interest on investment securities	3,056	3,197	1,745
Dividends on other investments	435	387	345
Total interest income	396,777	323,219	192,170
INTEREST EXPENSE
Interest on deposits	120,932	89,000	19,004
Interest on borrowed funds	2,817	2,644	1,391
Total interest expense	123,749	91,644	20,395
Net interest income	273,028	231,575	171,775
PROVISION FOR CREDIT LOSSES	277,607	183,992	79,064
Net interest income/(expense) after provision for credit losses	(4,579)	47,583	92,711
NONINTEREST INCOME
Service charges and fees	3,738	3,854	3,804
Loan referral fees	168	683	810
Gain on sales of loans, net	—	253	—
Unrealized gain (loss) on equity securities, net	27	279	(153)
Other income	1,524	884	1,344
Noninterest income, excluding BaaS program income and BaaS indemnification income	5,457	5,953	5,805
Servicing and other BaaS fees	4,743	3,855	4,408
Transaction fees	5,910	4,011	3,211
Interchange fees	6,933	4,252	2,583
Reimbursement of expenses	2,489	1,122	991
BaaS program income	20,075	13,240	11,193
BaaS credit enhancements	272,839	177,764	76,374
BaaS fraud enhancements	9,834	7,165	29,571
BaaS indemnification income	282,673	184,929	105,945
Total noninterest income	308,205	204,122	122,943
NONINTEREST EXPENSE
Salaries and employee benefits	70,084	66,461	52,228
Occupancy	3,936	4,172	4,219
Data processing and software licenses	15,313	9,349	6,816
Legal and professional expenses	15,506	14,803	6,760
Point of sale expense	325	481	368
Excise taxes	1,154	1,976	2,204
Federal Deposit Insurance Corporation ("FDIC") assessments	2,863	2,524	2,859
Director and staff expenses	2,112	2,152	1,711
Marketing	162	517	351
Other expense	6,484	5,224	4,652

Noninterest expense, excluding BaaS loan and BaaS fraud expense	117,939	107,659	82,168
BaaS loan expense	118,536	79,748	53,294
BaaS fraud expense	9,834	7,165	29,571
BaaS loan and fraud expense	128,370	86,913	82,865
Total noninterest expense	246,309	194,572	165,033
Income before provision for income taxes	57,317	57,133	50,621
PROVISION FOR INCOME TAXES	12,098	12,554	9,996
NET INCOME	$45,219	$44,579	$40,625
Basic earnings per common share	$3.35	$3.36	$3.14
Diluted earnings per common share	$3.26	$3.27	$3.01
Weighted average number of common shares outstanding:
Basic	13,508,047	13,261,664	12,949,266
Diluted	13,876,906	13,640,182	13,514,952
See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
NET INCOME	$45,219	$44,579	$40,625
OTHER COMPREHENSIVE INCOME (LOSS), before tax
Securities available-for-sale
Unrealized holding income during the period	535	2,418	(2,959)
Income tax expense related to unrealized holding gain/loss	(69)	(553)	621
OTHER COMPREHENSIVE INCOME, net of tax	466	1,865	(2,338)
COMPREHENSIVE INCOME	$45,685	$46,444	$38,287
See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Shares of Common Stock		Amount of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2021	12,875,315		$121,845	$79,373	$4	201,222
Net income	—		—	40,625	—	40,625
Issuance of restricted stock awards	10,396		—	—	—	—
Vesting of restricted stock units	28,215		—	—	—	—
Exercise of stock options	247,221		1,468	—	—	1,468
Stock-based compensation	—		2,517	—	—	2,517
Stock issuance and net proceeds from public offering	—		—	—	—	—
Other comprehensive loss, net of tax	—		—	—	(2,338)	(2,338)
BALANCE, December 31, 2022	13,161,147		$125,830	$119,998	$(2,334)	$243,494

BALANCE, December 31, 2022	13,161,147		$125,830	$119,998	$(2,334)	$243,494
Net income	—		—	44,579	—	44,579
Adjustment to retained earnings; adoption of ASU 2016- 13	—	0	—	734	—	734
Issuance of restricted stock awards	13,538		—	—	—	—
Vesting of restricted stock units	46,520		—	—	—	—
Exercise of stock options	83,134		618	—	—	618
Stock-based compensation	—		3,688	—	—	3,688
Other comprehensive loss, net of tax	—		—	—	1,865	1,865
BALANCE, December 31, 2023	13,304,339		$130,136	$165,311	$(469)	$294,978

BALANCE, December 31, 2023	13,304,339		$130,136	$165,310	$(468)	$294,978
Net income	—		—	45,219	—	45,219
Issuance of restricted stock awards	16,698		—	—	—	—
Vesting of restricted stock units	66,806		—	—	—	—
Exercise of stock options	167,455		1,396	—	—	1,396
Stock-based compensation	—		4,844	—	—	4,844
Stock issuance and net proceeds from public offering	1,380,000		91,801	—	—	91,801
Other comprehensive income, net of tax	—		—	—	466	466
BALANCE, December 31, 2024	14,935,298		$228,177	$210,529	$(2)	$438,704
See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
		(as restated - see Note 23)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,219	$44,579	$40,625
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	277,607	183,992	79,064
Depreciation and amortization	4,552	2,328	1,809
Loss on disposition of fixed assets	—	39	35
Increase in operating lease right-of-use assets	835	833	1,087
Increase in operating lease liabilities	(848)	(857)	(1,086)
Gain on sales of loans	—	(253)	—
Net amortization (accretion) on investment securities	5	(25)	(50)
Unrealized holding (gain) loss on equity investment	(27)	(279)	153
Stock-based compensation	4,844	3,688	2,517
Increase in bank-owned life insurance value	(485)	27	(360)
Deferred tax benefit (expense)	138	13,879	(11,018)
Net change in CCBX receivable	(5,050)	1,328	(9,150)
Net change in CCBX credit enhancement asset	(68,995)	(55,052)	(44,665)
Net change in CCBX payable	(1,119)	9,871	18,578
Net change in other assets and liabilities	3,110	(12,558)	(10,441)
Total adjustments	214,567	146,961	26,473
Net cash provided by operating activities	259,786	191,540	67,098
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	—	—	(134,912)
Purchase of investment securities held for investment	—	(50,244)	—
Change in other investments, net	(546)	607	(2,230)
Principal paydowns of investment securities available-for-sale	8	9	17
Principal paydowns of investment securities held-to-maturity	3,565	417	256
Maturities and calls of investment securities available-for-sale	100,000	250	70,000
Purchase of bank owned life insurance	(20)	(230)	(53)
Proceeds from sales of loans held for sale	1,524,870	600,199	152,546
Proceeds from sales of loan participations	—	—	10,300
Purchase of loans	(201,995)	(91,465)	(168,464)
Purchase of loan participations	—	—	(52)
Increase in loans receivable, net	(2,024,548)	(1,047,310)	(912,518)
Purchases of premises and equipment, net	(9,900)	(6,245)	(2,838)
Net cash used by investing activities	(608,566)	(594,012)	(987,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, and savings	225,779	553,932	467,744
Net decrease in time deposits	(811)	(11,089)	(14,010)
Net repayment from long term FHLB borrowing	—	—	(24,999)
Increase from subordinated debt proceeds	—	—	19,625
Proceeds from exercise of stock options	1,396	618	1,468
Proceeds from public offering	91,801	—	—
Net cash provided by financing activities	318,165	543,461	449,828
NET CHANGE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	(30,615)	140,989	(471,022)
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	483,128	342,139	813,161
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of year	$452,513	$483,128	$342,139
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$123,679	$91,436	$20,068
Income taxes paid	$10,540	$6,843	$23,498
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$535	$2,418	$(2,959)
Lease liabilities arising from obtaining right-of-use assets	$122	$1,747	$—
Transfer from loans to loans held for sale	$1,545,470	$599,946	$152,546
Adjustment to retained earnings - adoption of ASU 2016-13, net of deferred tax	$—	$(734)	$—
(1) See Note 23, Restatement of Prior Period Financial Statements.
See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Description of Business and Summary of Significant Accounting Policies
Nature of operations - Coastal Financial Corporation (“Corporation” or “Company”) is a registered bank holding company whose wholly owned subsidiaries are Coastal Community Bank (“Bank”) and Arlington Olympic LLC. The Company is a Washington state corporation that was organized in 2003. The Bank was incorporated and commenced operations in 1997 and is a Washington state-chartered commercial bank and Federal Reserve System (“Federal Reserve”) state member bank. Arlington Olympic LLC was formed in 2019 and owns the Arlington branch site, which the Bank leases from the LLC.
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
Subsequent Events - The Company has evaluated events and transactions subsequent to December 31, 2024 for potential recognition or disclosure.
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
As a Federal Reserve member bank, the Bank is required to own stock in the FRB in an amount based on the Bank’s capital. The recorded amount of the FRB stock equals its fair value because the shares can only be redeemed by the FRB at their par value. The Bank’s investment in FRB stock was $4.9 million and $4.8 million at December 31, 2024 and 2023, respectively.
The Bank, as a member of the FHLB, is required to maintain an investment in capital stock of FHLB in an amount equal to 4.5% of advances outstanding, plus 0.06% of total assets from the prior fiscal year end. The recorded amount of FHLB stock equals its fair value because the shares can only be redeemed by FHLB at the $1 per share par value. The investment in FHLB stock was $2.2 million and $1.9 million at December 31, 2024 and 2023, respectively.
The investment in Pacific Coast Banker’s Bancshares (“PCBB”) stock consists of an equity security. This investment is carried at its cost of $100,000 at December 31, 2024 and 2023, which approximates its fair value.
The Company has the following equity investments which do not have a readily determinable fair value and are held at cost minus impairment if any, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer. This method will be applied until the investments do not qualify for the measurement election (e.g., if the investment has a readily determinable fair value). The Company will reassess at each reporting period whether the equity investments without a readily determinable fair value qualifies to be measured at cost minus impairment. These equity investments without a readily determined fair value include:
•a $2.2 million equity interest in a specialized bank technology company as of December 31, 2024 and December 31, 2023;
•a $350,000 equity interest in a technology company as of the years ended December 31, 2024 and December 31, 2023; and

•a $47,000 and $50,000 equity interest in a technology company as of the years ended December 31, 2024, and December 31, 2023, respectively.
The following table shows the activity in equity investments without a readily determinable fair value for the dates shown:

	For the Twelve Months Ended December 31,
(dollars in thousands)	2024	2023	2022
Carrying value, beginning of period	$2,622	$2,572	$2,322
Purchases	—	50	350
Observable price change	(3)	—	(100)
Carrying value, end of period	$2,619	$2,622	$2,572
The Company has invested in funds that are accelerating technology for adoption by banks. These equity investments are held at fair value, as reported by the funds. During the year ended December 31, 2024, the Company contributed $72,000 with investment funds designed to help accelerate technology adoption at banks, and recognized net gains of $29,000, resulting in an equity interest of $910,000 at December 31, 2024. The Company has committed up to $480,000 in capital for these equity funds.
The following table shows the activity in equity fund investments held at fair value for the dates shown:

	For the Twelve Months Ended December 31,
(dollars in thousands)	2024	2023	2022
Carrying value, beginning of period	$809	$456	$160
Purchases/capital calls/capital returns, net	72	75	349
Net change recognized in earnings	29	278	(53)
Carrying value, end of period	$910	$809	$456
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
For installment/closed-end, and revolving/open-end consumer loans originated through CCBX lending partners loans will typically accrue interest until 120 and 180 days past due, respectively, which is consistent with regulatory guidelines for consumer loans of this nature, and an allowance is recorded through provision expense for these expected losses. For installment/closed-end and revolving/open-end consumer loans originated through CCBX lending partners with balances outstanding beyond 120 days and 180 days, respectively, principal and capitalized interest outstanding is charged off against the allowance and accrued interest outstanding is reversed against interest income. Partners may elect to stop accruing interest on loans prior to the days past due referenced above, and some CCBX partners have instituted a collection practice that places certain loans on nonaccrual status to improve collectibility, but interest will not continue accruing beyond those days.

The allowance for credit losses is comprised of amounts charged against income in the form of the provision for credit losses, less charged-off loans, net of recoveries. When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged against the allowance for credit losses.  The existence of some or all of the following criteria will generally confirm that a loss has been incurred: (1) the loan is significantly delinquent and the borrower has not demonstrated the ability or intent to bring the loan current; (2) the Company has no recourse to the borrower or if it does, the borrower has insufficient assets to pay the debt; (3) the estimated fair value of the loan collateral is significantly below the current loan balance; (4) there is little or no near-term prospect for improvement; and (5) loan modification with principal reduction. Subsequent recoveries, if any, are credited to the allowance for credit losses.
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
Also included in the ACL are qualitative reserves to cover losses that are expected, but in the Company’s assessment may not be adequately represented in the quantitative method. For example, factors that the Company considers include environmental business conditions, borrower’s financial condition, credit rating and the volume and severity of past due loans and nonaccrual loans. Based on this analysis, the Company records a provision for credit losses to maintain the allowance at appropriate levels.
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
For more information and discussion related to the allowance for credit losses on loans, see “Note 4 - Loans and Allowance for Credit Losses”.
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

Loans held-for-sale - During the year ended December 31, 2024, the Company transferred $1.55 billion in CCBX loans receivable to loans held for sale. These loans are sold to the originating partners in accordance with partner agreements and are primarily sold for credit and concentration management. Credit card loans are sold to the originating partner while retaining a portion of the interchange or transaction fee income on these sold credit card accounts. The Company sells these loans to provide an additional source of noninterest income without adding on-balance-sheet risk. As of December 31, 2024 there were $20.6 million loans held for sale and no loans were held for sale as of December 31, 2023.
Community bank loans held-for-sale consist of the guaranteed portion of SBA loans and USDA loans the Company intends to sell after origination and are reflected at the lower of aggregate cost or fair value. Loans are generally sold with servicing of the sold portion retained by the Company when the sale of the loan occurs, the premium received is combined with the estimated present value of future cash flows on the related servicing asset and recorded as a gain on sale of loans in noninterest income. There were no community bank loans held for sale at December 31, 2024 and 2023.
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
Reserve for unfunded commitments - The Company maintains a balance sheet liability for expected losses on unfunded commitments, which is recognized if both the following conditions are met: (1) the Company has a present contractual obligation to extend credit; and (2) the obligation is not unconditionally cancellable by the Company. Loan commitments may have a funded and unfunded portion, of which the liability for unfunded commitments is derived based upon the commitments to extend credit to a borrower. An estimate of expected credit losses is not established for unfunded portions of loan commitment that are unconditionally cancellable by the Company. The expected credit losses for funded portions are reported in the previously discussed ACL. The Company segments its unfunded commitment portfolio consistent with the ACL calculation, separating between unfunded lines and commitments to originate. The Company incorporates the probability of funding (i.e. estimate of utilization) for each segment and then utilizes the ACL loss rates for each segment on an aggregate basis to calculate the allowance for unfunded commitments. The reserve for unfunded commitments was $2.5 million and $582,000 as of December 31, 2024 and 2023, respectively. The reserve for community bank loans was $1.2 million and the reserve for CCBX loans was $1.3 million as of December 31, 2024.
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
The Company capitalizes internal and external costs related to internal-use software during the application development stage, including consulting costs and compensation expenses related to employees who devote time to the development of the projects. The Company records capitalized software development costs in premises and equipment in the Consolidated Balance Sheets. Costs incurred in preliminary stages of development activities and post implementation activities are expensed in the period incurred. The Company may also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Once the software is substantially complete and ready for its intended use, capitalization ceases and the asset is amortized straight line over its estimated useful life, which is typically three years. Amortization expense is included in data processing and software licenses in the Consolidated Statements of Income.
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
As a lessee, the Company enters into operating leases for certain Bank branches. The right-of-use assets and lease liabilities are initially recognized based on the net present value of the remaining lease payments which include renewal options where the Company is reasonably certain they will be exercised. The net present value is determined using the incremental collateralized borrowing rate at commencement date. The right-of-use asset is measured at the amount of the lease liability adjusted for any prepaid rent, lease incentives and initial direct costs incurred. The right-of-use asset and lease liability are amortized over the individual lease terms. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For additional information regarding leases, see Note 6.
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
As of December 31, 2024 and 2023, the Company had no material unrecognized income tax benefits. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in other noninterest expense. There were no interest and penalties assessed on income taxes during 2024 or 2023.
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
Basic earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock using the treasury stock method. Stock awards that are anti-dilutive are not included in the calculation of diluted EPS.
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
Business Segments – For financial reporting purposes, the Company has three segments: The community bank, CCBX and treasury & administration. The community bank business is that of a traditional banking institution, gathering deposits and originating loans for portfolio in its market areas. The community bank offers a wide variety of deposit products to their customers. Lending activities include the origination of real estate, commercial and industrial, and consumer loans. Interest income on loans is the Company’s primary source of revenue, and is supplemented by interest income from investment securities, service charges, and other service provided activities. The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has 24 partners as of December 31, 2024. The treasury & administration segment includes treasury management, overall administration and all other aspects of the Company. The performance of the Company is reviewed and monitored by the Company’s executive management on a daily basis and the Board of Directors reviews and monitors the performance of the Company at minimum, on a monthly basis. For additional information regarding the business segments, see Note 21.
Advertising costs - Advertising costs are expensed as incurred or over the period of the campaign/promotion. Advertising costs in the amount of $162,000 and $517,000 were expensed during the year ended December 31, 2024 and 2023, respectively.
Reclassifications - Certain amounts reported in prior years' consolidated financial statements may have been reclassified to conform to the current presentation with no effect on shareholders’ equity or net income.
Restatement of prior period Financial Statements - During the fourth quarter of 2024, the Company completed a review of the accounting treatment for certain CCBX loan types and concluded that it had not appropriately accounted for recognition of interest income and BaaS expense for certain BaaS partner loans in its CCBX segment. In addition, the Company concluded that reimbursement of expenses associated with certain BaaS partners had not been appropriately accounted for under Topic 606, where the Company acts as an agent. The Company determined the impacts of these misstatements were material to the previously issued financial statements as of and for the year ended December 31, 2023. The financial statements as of December 31, 2022 were also revised for certain immaterial items. See Note 23, Restatement of Prior Period Financial Statements, for additional information and quantification of prior period restatement impacts.

Note 2 - Recent accounting standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to provide financial statement users with more disaggregated expense information about a public entity’s reportable segments. The ASU addresses the concern that more segment information is needed, including allowing the disclosure of multiple measures of segment profit or loss, requiring the disclosure of significant segment expenses, and requiring the qualitative disclosure of other segment items. This ASU is effective for all entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and was implemented by the Company as of the fiscal year ended December 31, 2024.

Note 3 - Investment Securities
The following table summarizes the amortized cost, fair value, and allowance for credit losses and the corresponding amounts of gross unrealized gains and losses of available-for-sale securities recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses of held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands)
December 31, 2024
Available-for-sale
U.S. Agency collateralized mortgage obligations	$37	$—	$(2)	$35	$—
Total available-for-sale securities	37	—	(2)	35	—
Held-to-maturity
U.S. Agency residential mortgage-backed securities	47,286	149	(730)	46,705	—
Total investment securities	$47,323	$149	$(732)	$46,740	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands)
December 31, 2023
Available-for-sale
U.S. Treasury securities	$99,996	$—	$(535)	$99,461	$—
U.S. Agency collateralized mortgage obligations	45	—	(2)	43	—
Total available-for-sale securities	100,041	—	(537)	99,504	—
Held-to-maturity
U.S. Agency residential mortgage-backed securities	50,860	467	(286)	51,041	—
Total investment securities	$150,901	$467	$(823)	$150,545	$—

Accrued interest on available-for-sale securities was less than $1,000 and $718,000 at December 31, 2024 and December 31, 2023, respectively. Accrued interest on held-to-maturity securities was $218,000 and $234,000 at December 31, 2024 and December 31, 2023, respectively. Accrued interest on securities is excluded from the balances in the preceding table of securities receivable, and is included in accrued interest receivable on the Company's consolidated balance sheets.
The amortized cost and fair value of debt securities at December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers in mortgage backed securities or obligations may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are shown separately, since they are not due at a single maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
December 31, 2024
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	$37	$35	$47,286	$46,705
	$37	$35	$47,286	$46,705
Investment securities with amortized cost of $19.2 million and $21.8 million at December 31, 2024 and December 31, 2023 respectively, were pledged to secure public deposits and for other purposes as required or permitted by law and an additional $24.0 million and $25.0 million in securities were pledged for borrowing lines at December 31, 2024 and December 31, 2023, respectively.
During the twelve months ended December 31, 2024, two securities matured, consisting of a total of $100.0 million in AFS U.S. Treasury securities. During the twelve months ended December 31, 2024, no securities were purchased.
There were no sales of investments during the year ended December 31, 2024, December 31, 2023 or December 31, 2022.
At December 31, 2024 there were sixteen securities with a $732,000 unrealized loss. At December 31, 2023 there were nine securities with a $823,000 unrealized loss. The following table shows the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
December 31, 2024
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$—	$35	$2	$35	$2
Total available-for-sale securities	—	—	35	2	35	2
Held-to-maturity
U.S. Agency residential mortgage-backed securities	27,781	219	10,292	511	38,073	730
Total investment securities	$27,781	$219	$10,327	$513	$38,108	$732

Management has evaluated the above securities and does not believe that any individual unrealized loss as of December 31, 2024 will be recognized into income. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. Management believes there is a high probability of collecting all contractual amounts due because the majority of the securities in the portfolio are backed by government agencies or government sponsored enterprises. However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one year time horizon or perhaps even until maturity. Based on management's analysis no allowance for credit losses was required on these securities.

Note 4 - Loans and Allowance for Credit Losses (“ACL”)
Loans Held for Sale
During the year ended December 31, 2024, $1.55 billion in CCBX loans were transferred to loans held for sale, with $1.52 billion in loans sold. These loans were sold at par. The Company sells CCBX loans to manage loan portfolio size by partner and by loan category. Partner loan limits are established and documented in the relevant partner agreement. There were $20.6 million loans held for sale as of December 31, 2024 and no loans held for sale as of December 31, 2023.
Loans Held for Investment
The composition of the loan portfolio is as follows as of the periods indicated:

	December 31,	December 31,
	2024	2023 (1)
	(dollars in thousands)
Community Bank
Commercial and industrial loans	$150,395	$149,502
Real estate loans:
Construction, land and land development loans	148,198	157,100
Residential real estate loans	202,064	225,391
Commercial real estate loans	1,374,801	1,303,533
Consumer and other loans:
Other consumer and other loans	13,542	1,628
Gross Community Bank loans receivable	1,889,000	1,837,154
CCBX
Commercial and industrial loans:
Capital call lines	$109,017	$87,494
All other commercial & industrial loans	33,961	54,295
Real estate loans:
Residential real estate loans	267,707	238,035
Consumer and other loans:
Credit cards	528,554	505,837
Other consumer and other loans	664,780	306,027
Gross CCBX loans receivable	1,604,019	1,191,688
Total gross loans receivable	3,493,019	3,028,842
Net deferred origination fees and premiums	(6,454)	(7,300)
Loans receivable	$3,486,565	3,021,542
(1) See Note 23, Restatement of Prior Period Financial Statements.
Accrued interest on loans, which is excluded from the balances in the preceding table of loans receivable, was $20.5 million and $23.5 million at December 31, 2024 and December 31, 2023, respectively, and was included in accrued interest receivable on the Company's consolidated balance sheets.
Included in commercial and industrial loans is $109.0 million and $87.5 million in capital call lines, as of December 31, 2024 and December 31, 2023, respectively, provided to venture capital firms through one of our BaaS clients. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every line/loan.
Consumer and other loans includes overdrafts of $7.4 million and $2.8 million at December 31, 2024 and December 31, 2023, respectively. Community bank overdrafts were $147,000 and $255,000 at December 31, 2024 and

December 31, 2023, respectively and CCBX overdrafts were $7.3 million and $2.5 million at December 31, 2024 and December 31, 2023, respectively.
The Company has pledged loans totaling $933.9 million and $1.01 billion at December 31, 2024 and December 31, 2023, respectively, for borrowing lines at the FHLB and FRB. Loans are pledged to increase and maintain the borrowing capacity of the Bank in the event of a liquidity crisis.
The balance of SBA and USDA loans and participations serviced for others totaled $4.1 million and $8.7 million at December 31, 2024 and December 31, 2023, respectively.
The gross balance of MSLP loans participated and serviced for others totaled $50.3 million and $53.4 million at December 31, 2024 and December 31, 2023, respectively, with $2.6 million and $2.8 million in MSLP loans on the balance sheet and included in commercial and industrial loans at December 31, 2024 and December 31, 2023, respectively. Servicing is retained on the gross balance.
The Company, through the community bank, at times purchases individual loans at fair value as of the acquisition date. The Company held purchased loans with remaining balances totaled $6.1 million and $8.1 million as of December 31, 2024 and December 31, 2023, respectively. Unamortized premiums totaled $117,000 and $154,000 as of December 31, 2024 and December 31, 2023, respectively, and are amortized into interest income over the life of the loans. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan.
The Company, through the community bank, has purchased participation loans with remaining balances totaling $29.2 million and $53.5 million as of December 31, 2024 and December 31, 2023, respectively. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan.
The Company, through the community bank, purchased loans from CCBX partners, at par, through agreements with those CCBX partners, and those loans had a remaining balance of $208.0 million as of December 31, 2024 and $45.7 million as of December 31, 2023. As of December 31, 2024, $202.7 million is included in consumer and other loans and $5.4 million is included in commercial and industrial loans, compared to $39.4 million in consumer and other loans and $6.3 million in commercial and industrial loans as of December 31, 2023.
The following is a summary of the Company’s loan portfolio segments:
Commercial and industrial loans - Commercial and industrial loans are secured by business assets including inventory, receivables and machinery and equipment of businesses located generally in the Company’s primary market area and capital calls on venture and investment funds. Also included in commercial and industrial loans are $29.9 million in unsecured loans originated through CCBX partners as of December 31, 2024, compared to $52.7 million as of December 31, 2023. Loan types include revolving lines of credit, term loans, PPP loans, and loans secured by liquid collateral such as cash deposits or marketable securities. Also included in commercial and industrial loans are loans to other financial institutions. Additionally, the Company issues letters of credit on behalf of its customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.
For the year ended December 31, 2024, $109.0 million in CCBX capital call lines are included in commercial and industrial loans compared to $87.5 million at December 31, 2023. Capital call lines are provided to venture capital firms. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every line/loan.
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
As of December 31, 2024, $267.7 million in loans originated through CCBX partners are included in residential real estate loans, compared to $238.0 million at December 31, 2023. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card. Home equity lines of credit are classified as residential real estate per regulatory guidelines.
Commercial real estate (includes owner occupied and nonowner occupied) - Commercial real estate loans include various types of loans for which the Company holds real property as collateral. We have commercial mortgage loans totaling $386.8 million that are collateralized by owner-occupied real-estate and $565.5 million that are collateralized by non-owner-occupied real estate, as well as $412.0 million of multi-family residential loans and $10.5 million of farmland loans, as of December 31, 2024. The primary risks of commercial real estate loans include the borrower’s inability to pay, material decreases in the value of the collateralized real estate and significant increases in interest rates, which may make the real estate loan unprofitable. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.
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
As of December 31, 2024, $1.19 billion in CCBX loans are included in consumer and other loans compared to $811.9 million at December 31, 2023. Not included in this category is $267.7 million and $238.0 million as of December 31, 2024 and December 31, 2023, respectively, in home equity lines of credit that are secured by residential real estate and are accessed by using a credit card. These credit card accessed home equity lines of credit are classified as residential real estate per regulatory guidelines.

Past due and Nonaccrual Loans
The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2024
Community Bank
Commercial and industrial loans	$97	$—	$97	$150,298	$150,395	$—
Real estate loans:
Construction, land and land development	—	—	—	148,198	148,198	—
Residential real estate	—	—	—	202,064	202,064	—
Commercial real estate	—	—	—	1,374,801	1,374,801	—
Consumer and other loans	7	—	7	13,535	13,542	—
Total community bank	$104	$—	$104	$1,888,896	$1,889,000	$—
CCBX
Commercial and industrial loans:
Capital call lines	$—	$—	$—	$109,017	$109,017	$—
All other commercial & industrial loans	1,950	1,006	2,956	31,005	33,961	1,006
Real estate loans:
Residential real estate loans	3,335	2,608	5,943	$261,764	$267,707	2,608
Consumer and other loans:
Credit cards	27,652	36,505	64,157	$464,397	$528,554	34,490
Other consumer and other loans	19,840	5,224	25,064	639,716	664,780	4,989
Total CCBX	$52,777	$45,343	$98,120	$1,505,899	$1,604,019	$43,093
Total Consolidated	$52,881	$45,343	$98,224	$3,394,795	3,493,019	$43,093
Less net deferred origination fees and premiums					(6,454)
Loans receivable					$3,486,565

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2023 (1)
Community Bank
Commercial and industrial loans	$—	$—	$—	$149,502	$149,502	$—
Real estate loans:
Construction, land and land development	—	—	—	157,100	157,100	—
Residential real estate	44	—	44	225,347	225,391	—
Commercial real estate	—	7,145	7,145	1,296,388	1,303,533	—
Consumer and other loans	2	—	2	1,626	1,628	—
Total community bank	$46	$7,145	$7,191	$1,829,963	$1,837,154	$—
CCBX
Commercial and industrial loans:
Capital call lines	$—	$—	$—	$87,494	$87,494	$—
All other commercial & industrial loans	3,432	2,086	5,518	48,777	54,295	2,086
Real estate loans:
Residential real estate loans	3,198	1,115	4,313	$233,722	$238,035	$1,115
Consumer and other loans:
Credit cards	28,383	34,835	63,218	$442,619	$505,837	$34,835
Other consumer and other loans	29,603	8,486	38,089	$267,938	$306,027	$8,486
Total CCBX	64,616	46,522	111,138	1,080,550	1,191,688	46,522
Total Consolidated	64,662	53,667	118,329	2,910,513	3,028,842	46,522
Less net deferred origination fees and premiums					(7,300)
Loans receivable					$3,021,542
(1) See Note 23, Restatement of Prior Period Financial Statements.
There were $43.1 million in loans past due 90 days or more and still accruing interest as of December 31, 2024, and $46.5 million as of December 31, 2023. The balance is attributed to loans originated through CCBX lending partners which continue to accrue interest up to 180 days past due. As of December 31, 2024 and December 31, 2023, $41.8 million and $44.3 million, respectively of loans past due 90 days or more and still accruing interest are covered by credit enhancements provided by our CCBX partners that protect the Bank against losses. Some CCBX partners have instituted a collection practice that places certain loans on nonaccrual status to improve collectability and amounts projected to not be collected are written-off.
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
An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	December 31,			December 31,
	2024			2023
	Total Nonaccrual	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual	Nonaccrual with No ACL
	(dollars in thousands)
Community Bank
Commercial and industrial loans	$100	$100	$—	$—	$—
Real estate loans:
Residential real estate	—	—	—	170	170
Commercial real estate	—	—	—	7,145	7,145
Total Community Bank nonaccrual loans	$100	$100	$—	$7,315	$7,315
CCBX
Commercial and industrial loans	$234	$—	$234	$—	$—
Consumer and other loans:
Credit cards	10,262	—	10,262	—	—
Consumer and other consumer loans	8,967	—	8,967	—	—
Total CCBX nonaccrual loans	$19,463	$—	$19,463	$—	$—
Total Consolidated nonaccrual loans	$19,563	$100	$19,463	$7,315	$7,315

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
One loan was modified for a community bank borrower experiencing financial difficulty in the twelve months ended months ended December 31, 2024, and no community bank loans were modified in the twelve months ended December 31, 2023. The Company has no commitment to lend additional amounts to this borrower.
The following table presents the community bank loan that was both experiencing financial difficulty and was modified during the year by class and by type of modification for the periods indicated with the percentage of community bank loans that were modified to borrowers in financial distress as compared to the total of each class of community bank loans. Also presented is the financial effect of the loan modification to the borrower experiencing financial difficulty for the year ended as indicated.

				Financial Effect of the Loan Modifications
December 31, 2024	Principal Forgiveness & Interest Rate Reduction	Total	Total Class of Financing Receivable	Principal Forgiveness	Weighted Average Interest Rate Reduction
	(dollars in thousands)
Community Bank
Commercial and industrial loans	$101	$101	0.07%	$82	9.75%
Total	$101	$101	0.01%	$82	9.75%
The Company has no commitment to lend additional amounts to the borrower in the table above. No community bank modified loans to borrowers experiencing financial difficulty were past due as of December 31, 2024 and there were no payment defaults on this loan during the year ended December 31, 2024.

The following table presents the CCBX loans that were both experiencing financial difficulty and were modified during the years ended December 31, 2024 and 2023 by class and by type of modification for the periods indicated. The percentage of the CCBX loans that were modified to borrowers in financial distress as compared to the total of each class of CCBX loans is also presented below.

December 31, 2024	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Principal Forgiveness, Payment Delay & Term Extension	Total	Total Class of Financing Receivable
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$1,790	$—	$235	$—	$2,025	5.96%
Consumer and other loans:
Credit cards	11,067	—	17,287	—	—	28,354	5.36
Other consumer and other loans	—	6,873	—	8,645	34	15,552	2.34
Total	$11,067	$8,663	$17,287	$8,880	$34	$45,931	1.32%

December 31, 2023	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Principal Forgiveness, Payment Delay & Term Extension	Total	Total Class of Financing Receivable
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$1,247	$—	$27	$18	$1,292	2.38%
Consumer and other loans:
Credit cards	1	—	4,201	—	—	4,202	0.83
Other consumer and other loans	—	13,571	—	3,838	2,846	20,255	6.62
Total	$1	$14,818	$4,201	$3,865	$2,864	$25,749	0.85%
The Company has committed to lend additional amounts totaling $201,000 to the borrowers included in the previous table.
The performance of loans modified is monitored to understand the effectiveness of the modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months as of the periods indicated:

December 31, 2024	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$281	$139	$420
Consumer and other loans:
Credit cards	9,436	11,181	20,617
Other consumer and other loans	1,055	388	1,443
Total CCBX	$10,772	$11,708	$22,480

December 31, 2023	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$268	$219	$487
Consumer and other loans:
Credit cards	1,747	1,436	3,183
Other consumer and other loans	3,436	716	4,152
Total CCBX	$5,451	$2,371	$7,822

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the years ended as indicated below:

December 31, 2024	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$138	—%	1.4
Consumer and other loans:
Credit cards	7,938	14.6	n/a
Other consumer and other loans	6,001	—	1.7
Total CCBX	$14,077	14.6%	1.6

December 31, 2023	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	—%	0.9
Real estate loans:
Residential real estate loans	42	—	n/a
Consumer and other loans:
Credit cards	—	20.5	n/a
Other consumer and other loans	—	—	0.8
Total CCBX	$42	20.5%	0.8

The following table presents the total of loans that had a payment default during the periods indicated and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

December 31, 2024	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Total
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	—	$1,070	$—	$77	$1,147
Consumer and other loans:
Credit cards	10,417	—	12,050	—	22,467
Other consumer and other loans	—	4,184	—	1,715	5,899
Total	$10,417	$5,254	$12,050	$1,792	$29,513

December 31, 2023	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Principal Forgiveness, Payment Delay & Term Extension	Total
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$487	$—	$5	$—	$492
Consumer and other loans:
Credit cards	—	3,924	—	—	3,924
Other consumer and other loans	3,155	—	1,143	619	4,917
Total	$3,642	$3,924	$1,148	$619	$9,333
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
	(dollars in thousands)
As of December 31, 2024
Commercial and industrial loans
Risk rating
Pass	$12,016	$11,654	$43,490	$13,139	$8,109	$7,634	$31,022	$21,496	$148,560
Other Loan Especially Mentioned	—	18	—	38	—	—	1,679	—	$1,735
Substandard	—	—	—	—	—	—	100	—	$100
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - All other commercial and industrial loans	$12,016	$11,672	$43,490	$13,177	$8,109	$7,634	$32,801	$21,496	$150,395
Current period gross charge-offs	$—	$92	$—	$—	$—	$167	$—	$—	$259

Real estate loans - Construction, land and land development loans
Risk rating
Pass	$34,089	$70,297	$34,937	$4,501	$755	$2,180	$600	$—	$147,359
Other Loan Especially Mentioned	—	160	—	679	—	—	—	—	$839
Substandard	—	—	—	—	—	—	—	—	$—

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands)
As of December 31, 2024
Doubtful	—	—	—	—	—	—	—	—	$—
Total real estate loans - Construction, land and land development loans	$34,089	$70,457	$34,937	$5,180	$755	$2,180	$600	$—	$148,198
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real estate loans - Residential real estate loans
Risk rating
Pass	$13,194	$30,332	$37,576	$37,834	$25,838	$27,159	$26,565	$15	$198,513
Other Loan Especially Mentioned	—	—	1,084	—	6	—	180	—	$1,270
Substandard	2,281	—	—	—	—	—	—	—	$2,281
Doubtful	—	—	—	—	—	—	—	—	$—
Total real estate loans - Residential real estate loans	$15,475	$30,332	$38,660	$37,834	$25,844	$27,159	$26,745	$15	$202,064
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate loans - Commercial real estate loans
Risk rating
Pass	$96,199	$302,470	$279,902	$219,503	$129,904	$310,251	$8,982	$1,657	$1,348,868
Other Loan Especially Mentioned	15,359	—	3,184	5,248	156	1,986	—	—	$25,933
Substandard	—	—	—	—	—	—	—	—	$—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Commercial real estate loans	$111,558	$302,470	$283,086	$224,751	$130,060	$312,237	$8,982	$1,657	$1,374,801
Current period gross charge-offs	$—	$—	$—	$—	$41	$223	$—	$—	$264

Consumer and other loans - Other consumer and other loans
Risk rating
Pass	$1,447	$53	$8,269	$2	$249	$3,337	$185	$—	$13,542
Other Loan Especially Mentioned	—	—	—	—	—	—	—	—	$—
Substandard	—	—	—	—	—	—	—	—	$—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans - Other consumer and other loans	$1,447	$53	$8,269	$2	$249	$3,337	$185	$—	$13,542
Current period gross charge-offs	$31	$—	$—	$—	$—	$—	$—	$—	$31

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands)
As of December 31, 2024
Total community bank loans receivable
Risk rating
Pass	$156,945	$414,806	$404,174	$274,979	$164,855	$350,561	$67,354	$23,168	$1,856,842
Other Loan Especially Mentioned	15,359	178	4,268	5,965	162	1,986	1,859	—	$29,777
Substandard	2,281	—	—	—	—	—	100	—	$2,381
Doubtful	—	—	—	—	—	—	—	—	—
Total community bank loans	$174,585	$414,984	$408,442	$280,944	$165,017	$352,547	$69,313	$23,168	$1,889,000
Current period gross charge-offs	$31	$92	$—	$—	$41	$390	$—	$—	$554

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
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
	(dollars in thousands)
As of December 31, 2024
Commercial and industrial loans - Capital call lines
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$109,017	$—	$109,017
Nonperforming	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - Capital call lines	$—	$—	$—	$—	$—	$—	$109,017	$—	$109,017
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans - All other commercial and industrial loans
Payment performance
Performing	$1,049	$22,974	$3,952	$5	$12	$—	$4,729	$—	$32,721
Nonperforming	—	856	141	—	—	—	243	—	1,240
Total commercial and industrial loans - All other commercial and industrial loans	$1,049	$23,830	$4,093	$5	$12	$—	$4,972	$—	$33,961
Current period gross charge-offs	$503	$11,845	$1,956	$2	$5	$—	$986	$—	$15,297

Real estate loans - Residential real estate loans
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$255,779	$9,320	$265,099
Nonperforming	—	—	—	—	—	—	2,608	—	2,608
Total real estate loans - Residential real estate loans	$—	$—	$—	$—	$—	$—	$258,387	$9,320	$267,707
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$5,006	$—	$5,006

Consumer and other loans - Credit cards
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$483,755	$47	$483,802
Nonperforming	—	—	—	—	—	—	44,752	—	44,752
Total consumer and other loans - Credit cards	$—	$—	$—	$—	$—	$—	$528,507	$47	$528,554
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$130,825	$—	$130,825

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands)
As of December 31, 2024
Consumer and other loans - Other consumer and other loans
Payment performance
Performing	$430,398	$153,522	$44,967	$1,902	$47	$192	$19,796	$—	$650,824
Nonperforming	1,727	7,324	4,042	732	—	15	116	—	13,956
Total consumer and other loans - Other consumer and other loans	$432,125	$160,846	$49,009	$2,634	$47	$207	$19,912	$—	$664,780
Current period gross charge-offs	$13,759	$34,352	$14,702	$3,580	$24	$282	$10,710	$—	$77,409

Total CCBX loans receivable
Payment performance
Performing	$431,447	$176,496	$48,919	$1,907	$59	$192	$873,076	$9,367	$1,541,463
Nonperforming	1,727	8,180	4,183	732	—	15	47,719	—	62,556
Total CCBX loans	$433,174	$184,676	$53,102	$2,639	$59	$207	$920,795	$9,367	$1,604,019
Current period gross charge-offs	$14,262	$46,197	$16,658	$3,582	$29	$282	$147,527	$—	$228,537

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total (1)
	(dollars in thousands)
As of December 31, 2023
Commercial and industrial loans - Capital call lines
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$87,494	$—	$87,494
Nonperforming	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - Capital call lines	$—	$—	$—	$—	$—	$—	$87,494	$—	$87,494
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans - All other commercial and industrial loans
Payment performance
Performing	$42,266	$6,833	$9	$11	$—	$—	$3,090	$—	$52,209
Nonperforming	1,333	277	—	—	—	—	476	—	2,086
Total commercial and industrial loans - All other commercial and industrial loans	$43,599	$7,110	$9	$11	$—	$—	$3,566	$—	$54,295
Current period gross charge-offs	$3,848	$2,502	$15	$16	$—	$—	$224	$—	$6,605

Real estate loans - Residential real estate loans
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$212,435	$24,485	$236,920
Nonperforming	—	—	—	—	—	—	1,115	—	1,115
Total real estate loans - Residential real estate loans	$—	$—	$—	$—	$—	$—	$213,550	$24,485	$238,035
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$4,641	$—	$4,641

Consumer and other loans - Credit cards
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$469,049	$1,953	$471,002
Nonperforming	—	—	—	—	—	—	33,655	1,180	34,835
Total consumer and other loans - Credit cards	$—	$—	$—	$—	$—	$—	$502,704	$3,133	$505,837
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$61,358	$—	$61,358

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total (1)
	(dollars in thousands)
As of December 31, 2023
Consumer and other loans - Other consumer and other loans
Payment performance
Performing	$212,694	$49,711	$6,715	$95	$408	$309	$27,609	$—	$297,541
Nonperforming	4,229	3,074	475	—	7	10	691	—	8,486
Total consumer and other loans - Other consumer and other loans	$216,923	$52,785	$7,190	$95	$415	$319	$28,300	$—	$306,027
Current period gross charge-offs	$17,815	$43,115	$11,574	$84	$346	$217	$6,178	$—	$79,329

Total CCBX loans receivable
Payment performance
Performing	$254,960	$56,544	$6,724	$106	$408	$309	$799,677	$26,438	$1,145,166
Nonperforming	$5,562	$3,351	$475	$—	$7	$10	$35,937	$1,180	$46,522
Total CCBX loans	$260,522	$59,895	$7,199	$106	$415	$319	$835,614	$27,618	$1,191,688
Current period gross charge-offs	$21,663	$45,617	$11,589	$100	$346	$217	$72,401	$—	$151,933
(1) See Note 23, Restatement of Prior Period Financial Statements.
Allowance for Credit Losses ("ACL")
CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by reimbursing most losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans and reclassified negative deposit accounts. When the provision for CCBX credit losses and provision for unfunded commitments are recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements). Expected losses are recorded in the allowance for credit losses. The credit enhancement asset is reduced when credit enhancement payments are received from the CCBX partner or taken from the partner's cash reserve account. CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by reimbursing the Bank for the losses. If the partner is unable to fulfill its contracted obligations then the Bank could be exposed to the loss of the reimbursement and credit enhancement income. In accordance with the program agreement for one CCBX partner, the Company is responsible for credit losses on approximately 5% of a $324.6 million loan portfolio that are without credit enhancement reimbursements. At December 31, 2024, 5% of this portfolio represented $20.6 million in loans. The partner is responsible for reimbursing credit losses on approximately 95% of this portfolio and for fraud losses on 100% of this portfolio. The Company earns 100% of the interest income on the aforementioned $20.6 million of loans.

The following tables summarize the allocation of the ACL, as well as the activity in the ACL attributed to various segments in the loan portfolio, as of and for the years ended December 31, 2024 and December 31, 2023.

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Twelve Months Ended December 31, 2024
ACL Balance, December 31, 2023	$8,894	$6,386	$13,049	$7,441	$81,611	$—	$117,381
Provision for credit losses or (recapture)	16,605	(2,947)	4,199	1,279	256,527	—	275,663
	25,499	3,439	17,248	8,720	338,138	—	393,044
Loans charged-off	(15,556)	—	(5,006)	(264)	(208,265)	—	(229,091)
Recoveries of loans previously charged-off	1,108	—	8	—	11,925	—	13,041
Net charge-offs	(14,448)	—	(4,998)	(264)	(196,340)	—	(216,050)
ACL balance, December 31, 2024	$11,051	$3,439	$12,250	$8,456	$141,798	$—	$176,994

Twelve Months Ended December 31, 2023 (1)
ALLL Balance, December 31, 2022	$4,831	$7,425	$4,142	$5,470	$50,996	$1,165	$74,029
Impact of adopting CECL (ASC 326)	1,428	(1,589)	1,623	1,240	2,315	(1,165)	$3,852
Provision for credit losses or (recapture)	9,264	550	11,921	731	161,577	—	184,043
	15,523	6,386	17,686	7,441	214,888	—	261,924
Loans charged-off	(6,651)	—	(4,641)	—	(140,705)	—	(151,997)
Recoveries of loans previously charged-off	22	—	4	—	7,428	—	7,454
Net charge-offs	(6,629)	—	(4,637)	—	(133,277)	—	(144,543)
ACL Balance, December 31, 2023	$8,894	$6,386	$13,049	$7,441	$81,611	$—	$117,381
(1) See Note 23, Restatement of Prior Period Financial Statements.
There was an unfunded commitments provision of $1.9 million for the twelve months ended December 31, 2024 and an unfunded commitments recapture of $51,000 for the twelve months ended December 31, 2023.

The following table presents the collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	Business Assets	Total	ACL
	(dollars in thousands)
December 31, 2024
Commercial and industrial loans	$100	$100	$—
Total	$100	$100	$—

	Real Estate	Total	ACL
	(dollars in thousands)
December 31, 2023
Real estate loans:
Residential real estate	$170	$170	$—
Commercial real estate	7,145	7,145	—
Total	$7,315	$7,315	$—
Note 5 – Premises and Equipment
The investment in premises and equipment consisted of the following at December 31:

	2024	2023
	(dollars in thousands)
Land	$3,599	$3,599
Buildings	11,798	11,780
Leasehold Improvements	5,038	5,038
Furniture	2,297	2,308
Equipment	5,723	5,587
Software	15,663	5,806
Projects in process	—	120
	44,118	34,238
Less accumulated depreciation and amortization	(16,687)	(12,148)
Premises and equipment, net	$27,431	$22,090
Depreciation and amortization on land, buildings, leasehold improvements, furniture and equipment is charged to occupancy expense and totaled $1.5 million, $1.6 million and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization on software is charged to data processing and software licenses and totaled $3.0 million, $754,000 and $329,000 for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating and finance lease liabilities at the inception of the lease. The weighted average discount rate as of December 31, 2024 was

4.0%. for operating leases and 4.75% for finance leases and is based off the discount rate and term at the time the lease is originated or renewed.
The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantees.
Operating leases with original terms of 12 months or less are not included in ROU assets and operating lease liabilities recorded in our consolidated balance sheets. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis. At December 31, 2024, lease expiration dates ranged from less than one month to 21.2 years, with additional renewal options on certain leases typically ranging from zero to 10 years. At December 31, 2024, the dollar weighted average remaining lease term for the Company’s operating leases was 8.4 years. The weighted average remaining lease term for the Company's finance lease was 1.8 years.
Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $1.2 million for the years ended December 31, 2024 and 2023 and $1.4 million for the year ended December 31, 2022. Variable lease components, such as inflation adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.
Amortization expense for finance leases is recognized on a straight-line basis over the lease term and amounted to $43,000 for the twelve months ended December 31, 2024. Interest on finance leases was $5,000 for the twelve months ended December 31, 2024. This is a new lease for 2024, so there was no amortization or interest expense for the twelve months ended December 31, 2023 and 2022.
The following sets forth, as of December 31, 2024, the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew:

	Operating	Finance
(dollars in thousands)	December 31, 2024
2025	$977	$36
2026	977	27
2027	913	—
2028	692	—
2029	459	—
2030 and thereafter	2,304	—
Total lease payments	6,322	63
Less: amounts representing interest	984	3
Present value of lease liabilities	$5,338	$60

Office space at a small number of branches is leased and sub-leased to a few tenants on month-to-month and multi-year leases. Lease and sublease income was $204,000, $205,000 and $157,000 for 2024, 2023 and 2022, respectively.

The following table presents the components of total lease expense and operating cash flows for the year ended December 31, 2024:

	For the Year Ended
(dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Lease expense:
Operating lease expense (1)	1,020	$1,074	1,281
Variable lease expense	362	236	193
Finance lease cost
Right-of-use amortization (2)	$43	$—	$—
Interest expense (3)	5	—	—
Total lease expense	$1,430	$1,310	$1,474
Cash paid:
Cash paid from operating leases	$1,396	$1,334	$1,473
Cash paid from finance leases	$47	$—	$—
(1)Included in net occupancy expense and in the Consolidated Statements of Income.
(2)Included in other expense in the Consolidated Statements of Income.
(3)Included in interest on borrowed funds Consolidated Statements of Income.
Note 7 - Deposits
The composition of consolidated deposits consisted of the following at the periods indicated:

(dollars in thousands)	December 31, 2024	December 31, 2023
	(dollars in thousands)
Demand, noninterest bearing	$527,524	$625,202
Interest bearing demand and money market	2,529,084	2,640,240
Savings	66,826	76,562
Other deposits	444,351	1
Time deposits less than $250,000	11,252	13,917
Time deposits $250,000 and over	6,295	4,441
Total deposits	$3,585,332	$3,360,363
The following table presents the maturity distribution of time deposits as of December 31, 2024:

(dollars in thousands)
Twelve months	$13,960
One to two years	2,319
Two to three years	293
Three to four years	696
Four to five years	279
Thereafter	—
$17,547
Included in total deposits is $414.0 million in IntraFi network reciprocal interest bearing demand and money market sweep accounts as of December 31, 2024, compared to $340.1 million as of December 31, 2023, which provides our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.

Note 8 – Federal Home Loan Bank Advances and Other Borrowings
At December 31, 2024 and December 31, 2023 the Company had no overnight or term FHLB advances. FHLB advances are secured by a blanket pledge of eligible collateral including first lien single family and multi-family mortgages and certain mortgage backed securities with a carrying value of $303.0 million and $321.5 million at December 31, 2024 and 2023, respectively. The Company has available borrowing capacity of an additional $173.3 million from FHLB at December 31, 2024, subject to certain collateral requirements and with interest at then stated rate.
The following table provides details on FHLB advance borrowings for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Maximum amount outstanding at any month-end during period:	$—	$—
Average outstanding balance during period:	$2,443	$1
Weighted average interest rate during period:	5.66%	5.60%
Balance outstanding at end of period:	$—	$—
Weighted average interest rate at end of period:	—%	—%
The Company has established a $50.0 million unsecured line of credit with interest payable at the then-stated rate, with PCBB, which expires in June 2025. There were no borrowings on this line at December 31, 2024 or 2023.
The Company has established a Borrower-in-Custody (“BIC”) arrangement with the FRB, which is secured by eligible loans, with interest payable at the then-stated rate. At December 31, 2024, the Company had pledged commercial real estate loans totaling $654.8 million, which provided available borrowing capacity of $468.7 million. At December 31, 2023, the Company had pledged commercial real estate loans totaling $685.7 million, which provided available borrowing capacity of $435.5 million. There were no borrowings outstanding on this line of credit at December 31, 2024 or 2023.
Note 9 – Subordinated Debt
At December 31, 2024 and 2023, the Company’s subordinated debt was as follows:

	Aggregate Principal Amount December 31, 2024	Aggregate Principal Amount December 31, 2023
	(dollars in thousands)
Total liability, at par	$45,000	$45,000
Less: unamortized debt issuance costs	(707)	(856)
Total liability, at carrying value	$44,293	$44,144
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
Subordinated debt interest expense of $2.4 million was recognized during 2024 and 2023 and $1.2 million was recognized during 2022, and accrued interest payable on these notes totaled $515,000 at December 31, 2024 and 2023.

Note 10 – Junior Subordinated Debentures
At December 31, 2024 and 2023, the Company’s junior subordinated debentures were as follows:

Coastal (WA) Statutory Trust I	Aggregate Principal Amount December 31, 2024	Aggregate Principal Amount December 31, 2023
	(dollars in thousands)
Total liability, at par	$3,609	$3,609
Less: unamortized debt issuance costs	(18)	(19)
Total liability, at carrying value	$3,591	$3,590
On December 15, 2004, the Company issued $3.6 million floating rate junior subordinated debentures to Coastal (WA) Statutory Trust I, which was formed for the issuance of trust preferred securities. Prior to June 30, 2023, the debentures bore interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. Beginning with rate adjustments subsequent to June 30, 2023, the rate is based off three-month CME Term SOFR plus a spread adjustment of 0.26% and margin of 2.10%. The effective rate as of December 31, 2024 and December 31, 2023 was 6.72% and 7.75%, respectively. Interest is payable quarterly. Interest expense of $279,000, $271,000 and $143,000 was recognized during 2024, 2023 and 2022, respectively, and accrued interest payable on these securities totaled $11,000 and $13,000 at December 31, 2024 and 2023, respectively. There are no principal payments due on these debentures in the next five years.
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
Note 11 –Income Taxes
The components of the income tax for the Company consisted of the following at December 31:

	2024	2023	2022
	(dollars in thousands)
Current tax expense (benefit)	$11,960	$(1,325)	$21,014
Deferred tax expense (benefit)	138	13,879	(11,018)
Total tax expense	$12,098	$12,554	$9,996

At December 31, 2024 the current net income tax receivable was $7.1 million and at December 31, 2023 the net income tax receivable was $9.1 million.
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

A reconciliation of the income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to the income before income taxes is as follows for the year ended December 31:

	2024		2023		2022
	(dollars in thousands)
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax at statutory rate	$12,037	21.0%	$11,998	21.0%	$10,630	21.0%
State income taxes	1,284	2.2	1,275	2.2	523	1.0
Excess executive compensation	167	0.3	145	0.3	128	0.3
Effect of tax-exempt interest income	(71)	(0.1)	(77)	(0.1)	(84)	(0.2)
Bank owned life insurance earnings	(102)	(0.2)	(39)	(0.1)	(76)	(0.2)
Stock-based compensation	(993)	(1.7)	(728)	(1.3)	(987)	(1.9)
Other	(224)	(0.4)	(20)	—	(138)	(0.3)
	$12,098	21.1%	$12,554	22.0%	$9,996	19.7%
The Company did not record or accrue any interest and penalties related to income taxes for the years ended December 31, 2024, 2023 or 2022. The Company and Bank have entered into a tax allocation agreement, which provides that income taxes shall be allocated between the parties on a monthly basis. The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.
The net deferred tax asset consists of the following temporary differences and carryforward items at December 31:

	2024	2023 (1)
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$40,734	$27,244
Lease liability	1,245	1,431
Stock based compensation	1,220	983
Accrued expenses	582	755
Deferred compensation	76	112
Net unrealized loss on available-for-sale securities	—	69
Other	1,630	544
Total deferred tax assets	45,487	31,138

Deferred tax liabilities:
Credit enhancement recovery	(40,101)	(25,030)
Right of use asset	(1,203)	(1,386)
Depreciation and amortization	(365)	(693)
Other	(218)	(223)
Total deferred tax liabilities	(41,887)	(27,332)
Net deferred tax asset	$3,600	$3,806
(1) see Note 23, Restatement of Prior Period Financial Statements
The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is regularly assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon its analysis of available evidence, including recent profitability, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of December 31, 2024 will be fully realized and therefore no valuation allowance was recorded. CCBX partners reimburse the Bank for credit losses on loans covered by credit enhancements, therefore the credit enhancement recovery deferred tax liability partially offsets the allowance for credit losses deferred tax asset.
At December 31, 2024, the Company had no federal net operating loss carryforwards or tax credit carryforwards. The Company files federal and various state income tax returns. Federal tax returns for the 2021 tax year and later are open for examination. The total amount of unrecognized tax benefits, including interest and penalties, at December 31, 2024 was not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.
Note 12 – Related Party Transactions
During 2024 and 2023 the Company had transactions made in the ordinary course of business with certain of its executive officers and directors. All loans included in such transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.
A summary of loan transactions follows:

	2024	2023
	(dollars in thousands)
Beginning Balance January 1	$13,043	$13,427
Additions	1	—
Payments	(403)	(384)
Ending Balance December 31	$12,641	$13,043
The Company held deposits of $3.9 million and $4.0 million from directors, principal shareholders and executive officers at December 31, 2024 and 2023, respectively. All deposits included in such transactions were made on substantially the same terms, including interest rate, as those prevailing at the time for comparable transactions with other persons.
The Company obtains legal services from Adams and Duncan, Inc. P.S., a law firm in which one of the Company’s directors is a partner. The services provided include general legal counsel and specialized CCBX agreement counsel. The Company also uses other law firms for legal counsel and specialties such as regulatory and SEC counsel. For fiscal years ended December 31, 2024, 2023 and 2022, total payments to Adams and Duncan, Inc. P.S. for legal services were $971,000, $1.0 million and $864,000 respectively.
The Company leased one facility from a related party in 2023. The Everett branch facility is leased from a group of investors, one of which was a director until he retired from the board in May 2023. The Everett lease originated in 1997 and has been extended multiple times. The current lease is through March 2034. Monthly rent under the Everett lease was $46,000 through March 2023 and decreased to $19,000 a month beginning in May 2023, due to a lower lease rate and a reduction in the square footage leased; rent for April of 2023 was a blended rate. Rents paid during 2023 and 2022 for the related party Everett lease totaled $316,000 and $546,000, respectively.
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

At December 31, 2024 and 2023, the Company had a reserve for unfunded commitments of $2.5 million and $582,000, respectively, included in other liabilities on the consolidated balance sheet.
The following table presents commitments associated with outstanding commitments to extend credit, standby and commercial letters of credit and equity investment commitments as of the periods indicated:

(dollars in thousands)	2024	2023
Commitments to extend credit:
Commercial and industrial loans	$94,589	$86,134
Commercial and industrial loans - capital call lines	550,948	608,837
Construction – commercial real estate loans	36,873	92,709
Construction – residential real estate loans	10,929	20,825
Residential real estate loans	499,516	465,887
Commercial real estate loans	34,222	54,289
Credit cards	$717,198	$1,014,959
Consumer and other loans	18,553	779
Total commitments to extend credit	$1,962,828	$2,344,419
Standby letters of credit	$1,042	$1,096
Equity investment commitment	$480	$653
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commercial and industrial loan commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer. The type of collateral held varies but may include accounts receivable, inventory, property and equipment, and income- producing commercial properties. As of December 31, 2024, $1.30 billion of the $1.96 billion in total commitments to extend credit were unconditionally cancelable.
Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. No losses were incurred in 2024 or 2023 under these commitments.
Commitments to extend credit on CCBX loans are included in the table above and are summarized below:

(dollars in thousands)	2024	2023
Commitments to extend credit:
Commercial and industrial loans	$19,104	$9,144
Commercial and industrial loans - capital call lines	550,948	608,837
Residential real estate loans	453,369	418,761
Credit cards, consumer and other loans	733,005	1,015,156
Total commitments to extend credit	$1,756,426	$2,051,898

As of December 31, 2024, $1.30 billion in CCBX commitments to extend credit are unconditionally cancelable, compared to $1.63 billion at December 31, 2023. These unconditionally cancelable commitments are attributed to activity in CCBX loans. Commitments that are unconditionally cancelable allow us to manage loan growth, credit concentrations and liquidity. We also limit CCBX partners to a maximum aggregate customer loan balance originated and held on our balance sheet, as shown in the table below.

(dollars in thousands)	Type of Lending	Maximum Portfolio Size
Commercial and industrial loans:
Capital call lines	Business - Venture Capital	$350,000
All other commercial & industrial loans	Business - Small Business	480,069
Real estate loans:
Home equity lines of credit	Home Equity - Secured Credit Cards	375,000
Consumer and other loans:
Credit cards	Credit Cards - Primarily Consumer	820,000
Installment loans	Consumer	1,774,533
Other consumer and other loans	Consumer - Secured Credit Builder & Unsecured consumer	5,398
		3,805,000
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
Note 14 – Concentration Risk
Most of the community bank’s business activity is with customers who are concentrated in the state of Washington. Investments in municipal securities involve governmental entities within the state. Generally, amounts placed or invested in bank accounts are insured by the FDIC up to $250,000 per depositor for each account ownership category at a bank. Uninsured deposits in bank accounts held by the Company and Bank at December 31, 2024 and 2023, totaled $10.1 million and $6.3 million, respectively.
Deposits obtained through our CCBX segment are a significant source of liquidity for us. Partner program agreements govern the relationship and are valid for a given period of time. Prior to exiting, the partner would need to provide us adequate notice as stipulated in the agreement that they were not going to renew the program agreement and intend to move the deposits. The movement to an alternate BaaS provider is cumbersome and would be over a period of time, which would allow us the opportunity to put alternate liquidity in place. As of December 31, 2024, we have two partners with deposits that are in excess of 10% of total deposits and represent 44% of total deposits.
Loans to the same borrower are generally limited, by state banking regulations, to 20% of the Bank’s capital and surplus. The Company manages asset quality and controls credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Company regularly utilizes real estate as collateral to reduce the risk of credit loss in the loan portfolio. As of December 31, 2024 and 2023, the Company has a concentration of credit in commercial real estate. Commercial real estate loans are typically secured by the Bank’s first lien position on the subject property. Standby letters of credit were granted primarily to commercial borrowers.
Note 15 - Stock-Based Compensation
Stock Options and Restricted Stock
The 2018 Coastal Financial Corporation Omnibus Plan (“2018 Plan”) authorizes the Company to grant awards, including but not limited to, stock options, restricted stock units, and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. On May 24, 2021, the Company’s shareholders approved the First Amendment to the 2018 Plan, which increased the authorized plan shares by 600,000. The 2018 Plan replaced both the 2006 Plan and the Directors’ Stock Bonus Plan. Existing awards will vest under the terms granted and no further awards will be granted under these prior plans. Shares available to be granted under the 2018 plan were 196,447 at December 31, 2024.
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
There were no new options granted in the year ended December 31, 2024.
A summary of stock option activity under the Company’s Plan during the year ended December 31, 2024:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts)
Outstanding at December 31, 2023	354,969	$9.11	3.3	$12,531
Granted	—	$—
Exercised	(167,455)	$8.33
Expired	(20)	$14.91
Forfeited	(1,140)	$9.67
Outstanding at December 31, 2024	186,354	$9.80	2.8	$13,996
Vested or expected to vest at December 31, 2024	186,354	$9.80	2.8	$13,996
Exercisable at December 31, 2024	68,905	$9.66	2.6	$5,185
The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the year ended December 31, 2024 was $6.7 million. The intrinsic value of options exercised during the year ended December 31, 2023 was $2.7 million.
As of December 31, 2024, there was $523,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. Total unrecognized compensation costs is adjusted for unvested forfeitures. The Company expects to recognize that cost over a weighted-average period of approximately 2.8 years. Compensation expense recorded related to stock options was $274,000, $319,000 and $331,000 for the years ended December 31, 2024, 2023 and 2022, respectively.
Restricted Stock Units
During the year ended December 31, 2024, the Company granted 163,901 restricted stock units under the 2018 Plan to employees, which vest ratably over various terms ranging from 3 years to 5 years. Additionally, the Company granted to an employee 60,000 performance-based restricted stock units ("PSUs") under the 2018 Plan that are eligible to vest on the first day of each month beginning on October 1, 2024 until April 30, 2028, subject to continuous employment with the Company and the achievement of certain stock price conditions, and 15,000 PSUs that are eligible to vest on April 30, 2028, subject to continuous employment with the Company and the achievement of specified performance goals.
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

As of December 31, 2024, there was $15.2 million of total unrecognized compensation cost related to nonvested restricted stock units. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 4.0 years. Compensation expense recorded related to restricted stock units was $3.9 million, $2.9 million and $1.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
A summary of the Company’s nonvested restricted stock units at December 31, 2024 and changes during the year is presented below:

Nonvested shares - RSUs	Number of Shares	Weighted- Average Grant Date Fair Value
	(dollars in thousands, except per share amounts)
Nonvested shares at December 31, 2023	409,271	$31.22
Granted	238,901	$44.06
Forfeited or expired	(17,982)	$36.98
Vested	(66,806)	$33.61
Nonvested shares at December 31, 2024	563,384	$36.20
Restricted Stock Awards
Employees
There were no restricted stock awards granted to employees in the year ended December 31, 2024.
The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.
As of December 31, 2024, there was $28,000 of total unrecognized compensation cost related to nonvested restricted stock awards. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 3.1 years. Compensation expense recorded related to restricted stock awards was $9,000 for the years ended December 31, 2024, 2023 and 2022.
Director’s Stock Bonus
Under the 2018 Plan, eligible directors are granted stock with a total market value of approximately $60,000, and the Board Chair is granted stock with a total market value of approximately $90,000. Committee chairs receive additional stock in an amount that varies depending upon the nature and frequency of the committee meetings. The audit committee chair receives additional stock with a market value of approximately $15,000, non-financial risk and compensation committee chairs receive additional stock with a market value of approximately $12,500, and the asset liability & investment, credit, technology, and nominating & governance chairs receive additional stock with a market value of approximately $10,000. Stock is granted as of each annual meeting date and vest one day prior to the next annual meeting date. During the vesting period, the grants are considered participating securities.
As of December 31, 2024, there was $298,000 of total unrecognized compensation expense related to director restricted stock awards which the Company expects to recognize over the remaining average vesting period of approximately five months. Director compensation expense recorded related to the 2018 Plan totaled $625,000, $432,000 and $295,000 for the for the years ended December 31, 2024, 2023 and 2022, respectively.

A summary of the Company’s nonvested shares at December 31, 2024 and changes during the year is presented below:

Nonvested shares - RSAs	Number of Shares	Weighted- Average Grant Date Fair Value
	(dollars in thousands, except per share amounts)
Nonvested shares at December 31, 2023	16,038	$32.41
Granted	16,698	$43.66
Forfeited	—	$—
Vested	(14,038)	$34.49
Nonvested shares at December 31, 2024	18,698	$40.90
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
The Company determines and sets 401(k) contributions each year. Company matching contributions will be approved by the board of directors annually on a discretionary basis. In 2024, 2023 and 2022, the Company provided matching contributions totaling $1.8 million, $1.6 million, and $1.3 million, respectively.
Deferred compensation plan - The Company established a deferred compensation plan in 2003 for certain management personnel. Two former employees were covered by this plan and the plan is now distributing benefits to these retired individuals. The plan was designed to help supplement retirement benefits for participants. The benefits may be funded by bank-owned life insurance policies. The life insurance policies had a cash surrender value of $13.4 million and $12.9 million at December 31, 2024 and 2023, respectively. Liabilities to employees, which are being accrued over the life of the participant’s Plan, were $332,000 and $479,000 at December 31, 2024 and 2023, respectively. Compensation expense related to this Plan was $29,000, $39,000 and $48,000 for the years ended December 31, 2024, 2023 and 2022, respectively. Payments of accrued benefits totaling $175,000 were made during 2024, 2023 and 2022.
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
A bank holding company that crosses the $3.0 billion total consolidated assets threshold as of June 30 of a particular year is no longer permitted to file reports as a small holding company beginning the following March. The Company’s total consolidated assets were in excess of $3.0 billion as of June 30, 2023, and as a consequence, beginning in March 2024, the Company ceased preparing and filing financial reports with the Federal Reserve as a small bank holding company.
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

According to regulatory guidelines, only the amount of deferred tax assets that can be realized within the next 12 months based on projected taxable income is allowed in the computation. There were no disallowed deferred tax assets at December 31, 2024 and 2023.
Under the capital adequacy guidelines on the regulatory framework for prompt corrective action (as set forth in the table on the next page), the Bank met the criteria to be considered well capitalized as of December 31, 2024 and 2023. Such determination has been made based on the Bank’s total risk-based capital ratio, Tier 1 risk-based capital ratio, common equity Tier 1 risk-based capital ratio, and leverage ratio. There have been no conditions or events since December 31, 2024, that management believes would change the Bank’s category.
Under capital adequacy regulations, the Company and the Bank must maintain a capital conservation buffer of common equity Tier 1 capital of more than 2.5% above the minimum risk-based capital ratios to avoid restrictions on the payment of capital distributions and discretionary bonus payments.
Management believes the Company and the Bank exceed all capital adequacy requirements to which they are subject, including the ratios described below and the capital conservation buffer, as of December 31, 2024.

The Company and Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Minimum Required for Capital Adequacy Purposes (1)		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2024
Leverage Capital (to average assets)
Consolidated	$442,193	10.78%	$164,052	4.00%	N/A	N/A
Bank Only	436,116	10.64%	163,919	4.00%	204,899	5.00%
Common Equity Tier 1 risk-based capital ratio (to risk-weighted assets)
Consolidated	438,693	12.04%	163,952	4.50%	N/A	N/A
Bank Only	436,116	11.99%	163,717	4.50%	236,480	6.50%
Tier 1 Capital (to risk-weighted assets)
Consolidated	442,193	12.14%	218,602	6.00%	N/A	N/A
Bank Only	436,116	11.99%	218,289	6.00%	291,052	8.00%
Total Capital (to risk-weighted assets)
Consolidated	534,390	14.67%	291,470	8.00%	N/A	N/A
Bank Only	483,247	13.28%	291,052	8.00%	363,816	10.00%
December 31, 2023
Leverage Capital (to average assets)
Consolidated	$298,920	8.10%	$147,616	4.00%	N/A	N/A
Bank Only	333,848	9.06%	147,469	4.00%	184,336	5.00%
Common Equity Tier 1 risk-based capital ratio (to risk-weighted assets)
Consolidated	295,450	9.10%	146,137	4.50%	N/A	N/A
Bank Only	333,848	10.30%	145,875	4.50%	210,708	6.50%
Tier 1 Capital (to risk-weighted assets)
Consolidated	298,920	9.20%	194,849	6.00%	N/A	N/A
Bank Only	333,848	10.30%	194,500	6.00%	259,334	8.00%
Total Capital (to risk-weighted assets)
Consolidated	385,464	11.87%	259,799	8.00%	N/A	N/A
Bank Only	375,320	11.58%	259,334	8.00%	324,167	10.00%
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

Note 18 - Fair Value Measurements
The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	December 31, 2024		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$36,533	$36,533	$36,533	$—	$—
Interest earning deposits with other banks	415,980	415,980	415,980	—	—
Investment securities	47,321	46,740	—	46,740	—
Other investments	10,800	10,800	—	8,181	2,619
Loans held for sale	20,600	20,600	—	20,600
Loans receivable	3,486,565	3,460,131	—	—	3,460,131
Accrued interest receivable	21,104	21,104	—	21,104	—
Financial liabilities
Deposits	$3,585,332	$3,584,967	$—	$3,584,967	$—
Subordinated debt	44,293	45,505	—	45,505	—
Junior subordinated debentures	3,591	3,508	—	3,508	—
Accrued interest payable	962	962	—	962	—

	December 31, 2023 (1)		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$31,345	$31,345	$31,345	$—	$—
Interest earning deposits with other banks	451,783	451,783	451,783	—	—
Investment securities	150,364	150,545	99,461	51,084	—
Other investments	10,227	10,227	—	7,605	2,622
Loans receivable, net	3,021,542	2,936,917	—	—	2,936,917
Accrued interest receivable	23,458	23,458	—	23,458	—
Financial liabilities
Deposits	$3,360,363	$3,359,867	$—	$3,359,867	$—
Subordinated debt	44,144	43,908	—	43,908	—
Junior subordinated debentures	3,590	3,491	—	3,491	—
Accrued interest payable	892	892	—	892	—
(1) See Note 23, Restatement of Prior Period Financial Statements.
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
Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
December 31, 2024
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$35	$—	$35
	$—	$35	$—	$35
December 31, 2023
Available-for-sale
U.S. Treasury securities	$99,461	$—	$—	$99,461
U.S. Agency collateralized mortgage obligations	—	43	—	43
	$99,461	$43	$—	$99,504
The following methods were used to estimate the fair value of the class of financial instruments above:
Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.
Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2024 and 2023. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
December 31, 2024
Collateral dependent loans	$—	$—	$100	$100
Equity securities	—	—	2,619	2,619
Total	$—	$—	$2,719	$2,719

December 31, 2023
Collateral dependent loans	$—	$—	$7,315	$7,315
Equity securities	—	—	2,622	2,622
Total	$—	$—	$9,937	$9,937
The amounts disclosed above represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair value as of the dates reported on.
Individually evaluated loans - Fair values for individually evaluated loans are estimated using the fair value of the collateral less selling costs if the loan results in a Level 3 classification. Individually evaluated loan amounts are initially valued at the lower of cost or fair value. Individually evaluated loans carried at fair value generally receive specific allocations of the allowance for credit losses. The allowance for individually evaluated loans is calculated using either the collateral value method, which considers the likely source of repayment as the value of the collateral less estimated costs to sell, or the net present value method, which considers the contractual principal and interest terms and estimated cash flows available from the borrower to satisfy the debt. Valuation is measured based on the fair value of the underlying collateral or the discounted cash expected future cash flows. Subsequent changes in the value of loans are included within the provision for credit losses - loans in the same manner in which it initially was recognized or as a reduction in the provision that would otherwise be reported. Loans are evaluated quarterly to determine if valuation adjustments should be recorded. The need for valuation adjustments arises when observable market prices or current appraised values of collateral indicate a shortfall in collateral value compared to current carrying values of the related loan. If the Company determines that the value of the individually evaluated loan is less than the carrying value of the loan, the Company either establishes a reserve as a specific component of the allowance for credit losses or charges off that amount. These valuation adjustments are considered nonrecurring fair value adjustments.
Equity securities – The Company measures equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, with price changes recognized in earnings.
Assets measured at fair value using significant unobservable inputs (Level 3)
The following table presents the carrying value of equity securities without readily determinable fair values, as of December 31, 2024, 2023 and 2022, with adjustments recorded during the periods presented for those securities with observable price changes, if applicable. These equity securities are included in other investments on the balance sheet.
•The Company had a $2.2 million equity interest in a specialized bank technology company as of December 31, 2024 and December 31, 2023 .
•The Company had a $350,000 equity interest in a technology company as of the years ended December 31, 2024 and December 31, 2023.
•The Company had a $47,000 and $50,000 equity interest in a technology company as of the years ended December 31, 2024, and December 31, 2023, respectively.

	For the Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Carrying value, beginning of period	$2,622	$2,572	$2,322
Purchases	—	50	350
Observable price change	(3)	—	(100)
Carrying value, end of period	$2,619	$2,622	$2,572
Assets measured at fair value using significant unobservable inputs (Level 3)
The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the date indicated:

	Valuation Technique	Unobservable Inputs	December 31, 2024 Weighted Average Rate	December 31, 2023 Weighted Average Rate
Collateral dependent loans	Collateral valuations	Discount to appraised value	8.0%	8.0%

Note 19 – Revenue from Contracts with Customers
All of the Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income. The following table presents the Company’s noninterest income by revenue stream for the years ended December 31:

	2024	2023 (3)	2022
	(dollars in thousands)
Service charges and fees
Interchange income	$2,002	$2,176	$2,055
Merchant service fees	487	498	508
Overdraft fees	198	213	310
Other	1,051	967	931
Loan referral fees	168	683	810
BaaS program income (1)	20,075	13,240	11,193
Other income (2)	692	323	603
Total noninterest income subject to Topic 606	24,673	18,100	16,410
BaaS enhancements / guarantees (1)	282,673	184,929	105,945
Gain (loss) on equity investment	27	279	(153)
Gain on sale of loans, net	—	253	—
Loan servicing fees	142	171	223
Earnings on life insurance	486	185	361
Lease and sublease income	204	205	157
Total noninterest income not subject to Topic 606	283,532	186,022	106,533
Total noninterest income	$308,205	$204,122	$122,943
(1)See description below for detailed components of BaaS fees and related Topic 606 applicability.
(2)Includes the following immaterial income streams that are within the scope of Topic 606: wire transfer fees, annuity fees, mortgage broker fees and brokerage fees.
(3)See Note 23, Restatement of Prior Period Financial Statements.

A description of the Company’s revenue streams accounted for under Topic 606 is as follows:
Service Charges on Accounts: The Company earns fees from deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed. This point in time is when the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs.
Interchange Income: The Company earns interchange fees from debit card holder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transactions’ value and are recognized daily, concurrently with the transaction processing services provided by the cardholder. Interchange income is included in Service Charges on Deposit Accounts in the consolidated statements of income.
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
The following tables presents the BaaS fees that are within and not within the scope of Topic 606:

	Year Ended December 31,			2024 compared to 2023	2023 compared to 2022
(dollars in thousands)	2024	2023 (1)	2022	Increase (Decrease)	Increase (Decrease)
Program income - within the scope of Topic 606
Servicing and other BaaS fees	$4,743	$3,855	$4,408	$888	$(553)
Transaction	5,910	4,011	3,211	1,899	800
Interchange	6,933	4,252	2,583	2,681	1,669
Reimbursement of expenses	2,489	1,122	991	1,367	131
Total BaaS program income	20,075	13,240	11,193	6,835	2,047
Guarantees - not within the scope of Topic 606:
BaaS credit enhancement	272,839	177,764	76,374	95,075	101,390
BaaS fraud enhancement	9,834	7,165	29,571	2,669	(22,406)
Total BaaS enhancements / indemnifications	282,673	184,929	105,945	97,744	78,984
Total BaaS fees	$302,748	$198,169	$117,138	$104,579	$81,031
(1) See Note 23, Restatement of Prior Period Financial Statements.

Note 20 - Earnings Per Common Share
The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Year Ended
(dollars in thousands, except per share data)	December 31, 2024	December 31, 2023	December 31, 2022
Net Income	$45,219	$44,579	$40,625
Basic weighted average number common shares outstanding	13,508,047	13,261,664	12,949,266
Dilutive effect of equity-based awards	368,859	378,518	565,686
Diluted weighted average number common shares outstanding	13,876,906	13,640,182	13,514,952
Basic earnings per share	$3.35	$3.36	$3.14
Diluted earnings per share	$3.26	$3.27	$3.01
Antidilutive stock options and restricted stock outstanding	132,164	130,837	147,423

Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings, however the difference in the two-class method was not significant.

Note 21 – Segment Reporting
As defined in ASC 280, Segment Reporting, an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on an internal performance measurement accounting system, which provides line of business results. This system uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income and expense. A primary objective of this measurement system and related internal financial reporting practices are to produce consistent results that reflect the underlying financial impact of the segments on the Company and to provide a basis of support for strategic decision making. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Based on these criteria, we have identified three segments: the community bank, CCBX, and treasury & administration. The Executive Leadership Team, which includes the CEO, Presidents, CFO and other key executive members, which the Company has designated as the CODMs, evaluates the financial performance of the Company’s segments by evaluating interest income and expense, noninterest income and significant expenses. The community bank segment includes all community banking activities. A primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides BaaS that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment has 24 relationships, at varying stages, including three signed letters of intent as of December 31, 2024. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments.
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

	December 31, 2024				December 31, 2023 (1)
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Assets	(dollars in thousands)
Cash and Due from Banks	$4,510	$10,894	$437,109	$452,513	$4,702	$9,601	$468,825	$483,128
Intrabank assets	—	411,768	(411,768)	—	—	653,178	(653,178)	—
Securities	—	—	47,321	47,321	—	—	150,364	150,364
Loans held for sale	—	20,600	—	20,600	—	—	—	—
Total loans receivable	1,882,988	1,603,577	—	3,486,565	1,830,154	1,191,388	—	3,021,542
Allowance for credit losses	(18,924)	(158,070)	—	(176,994)	(21,595)	(95,786)	—	(117,381)
All other assets	28,273	211,038	51,892	291,203	30,169	138,543	43,640	212,352
Total assets	$1,896,847	$2,099,807	$124,554	$4,121,208	$1,843,430	$1,896,924	$9,651	$3,750,005
Liabilities
Total deposits	$1,521,244	$2,064,088	$—	$3,585,332	1,497,601	1,862,762	—	3,360,363
Total borrowings	—	—	47,884	47,884	—	—	47,734	47,734
Intrabank liabilities	367,540	—	(367,540)	—	338,614	—	(338,614)	—
All other liabilities	8,062	35,720	5,506	49,288	7,215	34,162	5,553	46,930
Total liabilities	$1,896,846	$2,099,808	$(314,150)	$3,682,504	$1,843,430	$1,896,924	$(285,327)	$3,455,027
(1) See Note 23, Restatement of Prior Period Financial Statements.

	Year Ended December 31, 2024				Year Ended December 31, 2023 (1)
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
	(dollars in thousands)
INTEREST INCOME AND EXPENSE
Interest income	$123,735	$248,286	$24,756	$396,777	$106,983	$197,306	$18,930	$323,219
Interest income (expense) intrabank transfer	(21,265)	30,221	(8,956)	—	(10,404)	19,071	(8,667)	—
Interest expense	26,897	94,035	2,817	123,749	17,354	71,646	2,644	91,644
Net interest income	75,573	184,472	12,983	273,028	79,225	144,731	7,619	231,575
Provision/(Recapture) for credit losses - loans	(2,130)	277,793	—	275,663	1,322	182,721	—	184,043
Provision for unfunded commitments	757	1,187	—	1,944	(211)	160	—	(51)
Net interest income/(expense) after provision for credit losses - loans and unfunded commitments	76,946	(94,508)	12,983	(4,579)	78,114	(38,150)	7,619	47,583
NONINTEREST INCOME
Service charges and fees	3,691	47	—	3,738	3,810	44	—	3,854
Other income	751	76	892	1,719	1,165	433	501	2,099
BaaS program income	—	20,075	—	20,075	—	13,240	—	13,240
BaaS indemnification income	—	282,673	—	282,673	—	184,929	—	184,929
Noninterest income (1)	4,442	302,871	892	308,205	4,975	198,646	501	204,122
NONINTEREST EXPENSE
Salaries and employee benefits	24,432	28,909	16,743	70,084	24,104	25,159	17,198	66,461
Occupancy	3,401	333	202	3,936	3,741	321	110	4,172
Data processing and software licenses	4,759	4,029	6,525	15,313	4,595	2,321	2,433	9,349
Legal and professional expenses	99	8,904	6,503	15,506	1,580	9,645	3,578	14,803
Other expense	3,845	4,727	4,528	13,100	3,954	3,759	5,161	12,874
BaaS loan expense	—	118,536	—	118,536	—	79,748	—	79,748
BaaS fraud expense	—	9,834	—	9,834	—	7,165	—	7,165
Total noninterest expense	36,536	175,272	34,501	246,309	37,974	128,118	28,480	194,572
Net income before income taxes	44,852	33,091	(20,626)	57,317	45,115	32,378	(20,360)	57,133
Income taxes	8,870	7,999	(4,771)	12,098	9,913	7,116	(4,475)	12,554
Net Income	$35,982	$25,092	$(15,855)	$45,219	35,202	25,262	(15,885)	44,579
(1) See Note 23, Restatement of Prior Period Financial Statements.

	Year Ended December 31, 2022
	Community Bank	CCBX	Treasury & Administration	Consolidated
	(dollars in thousands)
INTEREST INCOME AND EXPENSE
Interest income	$80,544	$102,808	$8,818	$192,170
Interest income (expense) intrabank transfer	$796	$4,106	$(4,902)	—
Interest expense	2,896	16,108	$1,391	20,395
Net interest income	78,444	90,806	$2,525	171,775
Provision/(Recapture) for credit losses - loans	719	78,345	$—	79,064
Net interest income/(expense) after provision for credit losses - loans and unfunded commitments	77,725	12,461	2,525	92,711
NONINTEREST INCOME
Service charges and fees	3,757	47	$—	3,804
Other income	1,411	356	$234	2,001
BaaS program income	—	11,193	$—	11,193
BaaS indemnification income	—	105,945	$—	105,945
Noninterest income (1)	5,168	117,541	$234	122,943
NONINTEREST EXPENSE
Salaries and employee benefits	20,476	18,007	$13,745	52,228
Occupancy	3,843	257	$119	4,219
Data processing and software licenses	3,285	1,806	$1,725	6,816
Legal and professional expenses	213	3,163	$3,384	6,760
Other expense	5,202	1,285	$5,658	12,145
BaaS loan expense	—	53,294	$—	53,294
BaaS fraud expense	—	29,571	$—	29,571
Total noninterest expense	33,019	107,383	$24,631	165,033
Net income before income taxes	49,874	22,619	(21,872)	50,621
Income taxes	10,068	4,248	(4,320)	9,996
Net Income	39,806	18,371	(17,552)	40,625

Note 22 – Parent Company Only Condensed Financial Information
Condensed financial information of Coastal Financial Corporation follows:

	December 31, 2024	December 31, 2023
	(dollars in thousands)
ASSETS
Cash	$47,739	$5,479
Investment in trust equities	109	109
Investment in subsidiaries	436,451	333,690
Other investments	3,529	3,430
Other assets	(252)	532
TOTAL ASSETS	$487,576	$343,240
LIABILITIES AND SHAREHOLDERS' EQUITY
Junior subordinated debentures, net of issuances costs	$3,591	$3,590
Subordinated debt, net of debt issuance costs	44,293	44,144
Interest and dividends payable	526	528
Other liabilities	462	—
Shareholders' equity	438,704	294,978
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$487,576	$343,240

	Year ended December 31,
	2024	2023	2022
	(dollars in thousands)
INTEREST INCOME
Interest earned loans receivable	$—	$—	$(14)
Interest bearing other investments	8	8	4
Total interest income	8	8	(10)
INTEREST EXPENSE
Interest on borrowed funds	2,673	2,644	1,322
Total interest expense	2,673	2,644	1,322
Net interest expense	(2,665)	(2,636)	(1,332)
PROVISION FOR CREDIT LOSSES	—	—	350
Net interest expense after provision for credit losses	(2,665)	(2,636)	(1,682)
NONINTEREST INCOME
Unrealized gain (loss) on equity investment	27	279	(153)
Other income	9	30	23
Total noninterest income	36	309	(130)
NONINTEREST EXPENSE
Other expenses	1,088	914	711
Total noninterest expense	1,088	914	711
Loss before income taxes and undistributed net income of subsidiary	(3,717)	(3,241)	(2,523)
Equity in undistributed income of consolidated subsidiaries	48,076	47,148	42,674
Income tax (benefit) expense	(860)	(672)	(474)
NET INCOME	$45,219	$44,579	$40,625

	Year ended December 31,
	2024	2023	2022
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,219	$44,579	$40,625
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed income of consolidated subsidiaries	(48,076)	(47,148)	(42,674)
Stock-based compensation	625	432	295
Unrealized loss (gain) on equity investment	(27)	(279)	153
Decrease (increase) in other assets	784	(683)	274
Increase in other liabilities	611	124	106
Net cash used by operating activities	(864)	(2,975)	(1,221)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(50,000)	(14,945)	(20,925)
Investments in loans receivable	—	—	350
Investments in other, net	(72)	(123)	(699)
Net cash used by investing activities	(50,072)	(15,068)	(21,274)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,395	618	1,468
Proceeds from public offering, net	91,801	—	—
Proceeds from subordinated debt	—	—	19,625
Net cash provided by financing activities	93,196	618	21,093
NET CHANGE IN CASH	42,260	(17,425)	(1,402)
Cash, beginning of year	5,479	22,904	24,306
Cash, end of year	$47,739	$5,479	$22,904

Note 23 – Restatement of Prior Period Financial Statements

Restatement Background
The Company has restated herein the impacted line items to the Consolidated Balance Sheet, Consolidated Income Statement, and Consolidated Statement of Cash flows as of and for the year ended December 31, 2023. In addition, the Company has restated the impacted line items to its unaudited quarterly Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income and Cash Flows for the first three quarters of and each of the years ended December 31, 2024 and December 31, 2023.
Description of Misstatements
•BaaS partner loans
Certain interest income and BaaS loan expense amounts were misstated due to differences between BaaS lending partner accounting policies and the Company’s accounting policies. The Company made an adjustment to decrease interest and fees on loans with a corresponding decrease to BaaS loan expense as well as the related Balance Sheet accounts impacted.
•Presentation of BaaS partner interchange fees on point of sale transaction
Reimbursement of expenses for interchange fees associated with certain BaaS partners had not been appropriately accounted for under Topic 606, where the Company acts as an agent. The Company should have been recording these transactions on a net basis in Non-Interest Expense but reported the transaction gross in both Non-Interest Income and Non-Interest Expense. As a result, the Company made an adjustment to reduce reimbursement of expenses included in Non-Interest Income with a corresponding decrease to point of sale expense in Non-Interest Expense.
Neither of these misstatements had any impact on consolidated pre-tax or net income.
Other Immaterial Adjustments
The restatement of the historical consolidated financial statements also includes the correction of its Consolidated Statement of Income for the year ended December 31, 2022 related to BaaS partner interchange fees. The Company determined this correction did not, either individually or in the aggregate, result in a material misstatement of its previously issued consolidated financial statements for the year ended December 31, 2022.

Description of Restatement Tables
The following tables present the amounts previously reported and a reconciliation of the restatement amounts reported on the restated Consolidated Balance Sheets, the restated Consolidated Statements of Income and the restated Consolidated Statements of Cash Flows for the periods presented.

Further information regarding the misstatements and related restatements are summarized in the tables below.

Corrected Consolidated Balance Sheets	As of
	December 31, 2023
(dollars in thousands)	As Previously Reported	Adjustment	As Restated
Loans receivable	$3,026,092	$(4,550)	$3,021,542
Allowance for credit losses	(116,958)	(423)	(117,381)
Total loans receivable, net	2,909,134	(4,973)	2,904,161
CCBX credit enhancement asset	107,921	4,973	112,894
Accrued interest receivable	26,819	(3,361)	23,458
Total assets	3,753,366	(3,361)	3,750,005
CCBX payable	33,651	(3,361)	30,290
Total liabilities	3,458,388	(3,361)	3,455,027
Total liabilities and shareholders' equity	3,753,366	(3,361)	3,750,005
Retained earnings	165,311	—	165,311

Corrected Consolidated Statements of Income	Year Ended
	December 31, 2023
(dollars in thousands)	As Previously Reported	Adjustment	As Restated
Interest and fees on loans	$311,441	$(7,152)	$304,289
Total interest income	330,371	(7,152)	323,219
Net interest income	238,727	(7,152)	231,575
Net interest income/(expense) after provision for credit losses	54,735	(7,152)	47,583
Reimbursement of expenses	4,175	(3,053)	1,122
BaaS program income	16,293	(3,053)	13,240
Total noninterest income	207,175	(3,053)	204,122
Point of sale expense	3,534	(3,053)	481
Noninterest expense, excluding BaaS loan and BaaS fraud expense	110,712	(3,053)	107,659
BaaS loan expense	86,900	(7,152)	79,748
BaaS loan and fraud expense	94,065	(7,152)	86,913
Total noninterest expense	204,777	(10,205)	194,572
Net income	44,579	—	44,579

Corrected Consolidated Statement of Cash Flows	Year Ended
	December 31, 2023
(dollars in thousands)	As Previously Reported	Adjustment	As Restated
Net change in CCBX credit enhancement asset	$(50,079)	$(4,973)	$(55,052)
Net change in CCBX payable	13,232	(3,361)	9,871
Net change in other assets and liabilities	(15,919)	3,361	(12,558)
Net cash provided by operating activities	196,513	(4,973)	191,540
Increase in loans receivable, net	(1,052,283)	4,973	(1,047,310)
Net cash used by investing activities	(598,985)	4,973	(594,012)

Corrected Consolidated Balance Sheets	As of			As of
	September 30, 2024			June 30, 2024
(dollars in thousands; unaudited)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Loans receivable	$3,418,832	$(4,938)	$3,413,894	$3,326,460	$(4,647)	$3,321,813
Allowance for credit losses	(170,263)	(1,411)	(171,674)	(147,914)	(964)	(148,878)
Total loans receivable, net	3,248,569	(6,349)	3,242,220	3,178,546	(5,611)	3,172,935
CCBX credit enhancement asset	167,251	6,349	173,600	143,485	5,611	149,096
Accrued interest receivable	23,664	(1,349)	22,315	23,617	(1,997)	21,620
Total assets	4,065,821	(1,349)	4,064,472	3,961,546	(1,997)	3,959,549
CCBX payable	39,188	(1,349)	37,839	34,536	(1,997)	32,539
Total liabilities	3,733,891	(1,349)	3,732,542	3,644,853	(1,997)	3,642,856
Total liabilities and shareholders' equity	4,065,821	(1,349)	4,064,472	3,961,546	(1,997)	3,959,549
Retained earnings	197,162	—	197,162	183,706	—	183,706

Corrected Consolidated Balance Sheets	As of			As of
	March 31, 2024			September 30, 2023
(dollars in thousands; unaudited)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Loans receivable	$3,199,554	$(4,453)	$3,195,101	$2,967,035	$(3,289)	$2,963,746
Allowance for credit losses	(139,258)	(683)	(139,941)	(101,085)	(110)	(101,195)
Total loans receivable, net	3,060,296	(5,136)	3,055,160	2,865,950	(3,399)	2,862,551
CCBX credit enhancement asset	137,276	5,136	142,412	91,867	3,399	95,266
Accrued interest receivable	24,681	(2,196)	22,485	23,428	(1,443)	21,985
Total assets	3,865,258	(2,196)	3,863,062	3,678,265	(1,443)	3,676,822
CCBX payable	33,095	(2,196)	30,899	38,229	(1,443)	36,786
Total liabilities	3,561,549	(2,196)	3,559,353	3,393,815	(1,443)	3,392,372
Total liabilities and shareholders' equity	3,865,258	(2,196)	3,863,062	3,678,265	(1,443)	3,676,822
Retained earnings	172,110	—	172,110	156,299	—	156,299

Corrected Consolidated Balance Sheets	As of			As of
	June 30, 2023			March 31, 2023
(dollars in thousands; unaudited)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Loans receivable	$3,007,553	$(1,950)	$3,005,603	$2,837,204	$(770)	$2,836,434
Allowance for credit losses	(110,762)	(51)	(110,813)	(89,123)	—	(89,123)
Total loans receivable, net	2,896,791	(2,001)	2,894,790	2,748,081	(770)	2,747,311
CCBX credit enhancement asset	96,928	2,001	98,929	76,395	770	77,165
Accrued interest receivable	21,581	(783)	20,798	19,321	(319)	19,002
Total assets	3,535,283	(783)	3,534,500	3,451,033	(319)	3,450,714
CCBX payable	27,714	(783)	26,931	30,794	(319)	30,475
Total liabilities	3,262,621	(783)	3,261,838	3,192,270	(319)	3,191,951
Total liabilities and shareholders' equity	3,535,283	(783)	3,534,500	3,451,033	(319)	3,450,714
Retained earnings	146,029	—	146,029	133,123	—	133,123

Corrected Consolidated Statements of Income	Three Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2024
(dollars in thousands; unaudited)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Interest and fees on loans	$99,590	$86	$99,676	$275,155	$1,291	$276,446
Total interest income	105,079	86	105,165	293,038	1,291	294,329
Net interest income	72,187	86	72,273	199,360	1,291	200,651
Net interest income/(expense) after provision for credit losses	1,930	86	2,016	(16,380)	1,291	(15,089)
Reimbursement of expenses	1,843	(1,278)	565	4,514	(2,837)	1,677
BaaS program income	6,436	(1,278)	5,158	17,357	(2,837)	14,520
Total noninterest income	80,068	(1,278)	78,790	236,941	(2,837)	234,104
Point of sale expense	1,351	(1,278)	73	3,072	(2,837)	235
Noninterest expense, excluding BaaS loan and BaaS fraud expense	30,920	(1,278)	29,642	89,127	(2,837)	86,290
BaaS loan expense	32,612	86	32,698	86,525	1,291	87,816
BaaS loan and fraud expense	34,696	86	34,782	91,316	1,291	92,607
Total noninterest expense	65,616	(1,192)	64,424	180,443	(1,546)	178,897
Net income	13,456	—	13,456	31,852	—	31,852

Corrected Consolidated Statements of Income	Three Months Ended			Six Months Ended
	June 30, 2024			June 30, 2024
(dollars in thousands; unaudited)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Interest and fees on loans	$90,944	$(65)	$90,879	$175,565	$1,205	$176,770
Total interest income	97,487	(65)	97,422	187,959	1,205	189,164
Net interest income	66,237	(65)	66,172	127,173	1,205	128,378
Net interest income/(expense) after provision for credit losses	3,912	(65)	3,847	(18,310)	1,205	(17,105)
Reimbursement of expenses	1,637	(780)	857	2,670	(1,559)	1,111
BaaS program income	6,096	(780)	5,316	10,921	(1,559)	9,362
Total noninterest income	69,918	(780)	69,138	156,873	(1,559)	155,314
Point of sale expense	852	(780)	72	1,721	(1,559)	162
Noninterest expense, excluding BaaS loan and BaaS fraud expense	27,949	(780)	27,169	58,207	(1,559)	56,648
BaaS loan expense	29,076	(65)	29,011	53,913	1,205	55,118
BaaS loan and fraud expense	30,860	(65)	30,795	56,620	1,205	57,825
Total noninterest expense	58,809	(845)	57,964	114,827	(354)	114,473
Net income	11,596	—	11,596	18,396	—	18,396

Corrected Consolidated Statements of Income	Three Months Ended
	March 31, 2024
(dollars in thousands; unaudited)	As Previously Reported	Adjustment	As Restated
Interest and fees on loans	$84,621	$1,270	$85,891
Total interest income	90,472	1,270	91,742
Net interest income	60,936	1,270	62,206
Net interest income/(expense) after provision for credit losses	(22,222)	1,270	(20,952)
Reimbursement of expenses	1,033	(779)	254
BaaS program income	4,825	(779)	4,046
Total noninterest income	86,955	(779)	86,176
Point of sale expense	869	(779)	90
Noninterest expense, excluding BaaS loan and BaaS fraud expense	30,258	(779)	29,479
BaaS loan expense	24,837	1,270	26,107
BaaS loan and fraud expense	25,760	1,270	27,030
Total noninterest expense	56,018	491	56,509
Net income	6,800	—	6,800

Corrected Consolidated Statements of Income	Three Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2023
(dollars in thousands; unaudited)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Interest and fees on loans	$83,652	$(1,704)	$81,948	$230,282	$(3,968)	$226,314
Total interest income	88,331	(1,704)	86,627	242,128	(3,968)	238,160
Net interest income	62,229	(1,704)	60,525	179,070	(3,968)	175,102
Net interest income/(expense) after provision for credit losses	34,976	(1,704)	33,272	55,867	(3,968)	51,899
Reimbursement of expenses	1,152	(888)	264	3,099	(2,244)	855
BaaS program income	4,401	(888)	3,513	11,924	(2,244)	9,680
Total noninterest income	34,579	(888)	33,691	142,481	(2,244)	140,237
Point of sale expense	1,068	(888)	180	2,635	(2,244)	391
Noninterest expense, excluding BaaS loan and BaaS fraud expense	30,648	(888)	29,760	84,098	(2,244)	81,854
BaaS loan expense	23,003	(1,704)	21,299	62,590	(3,968)	58,622
BaaS loan and fraud expense	25,853	(1,704)	24,149	68,976	(3,968)	65,008
Total noninterest expense	56,501	(2,592)	53,909	153,074	(6,212)	146,862
Net income	10,270	—	10,270	35,567	—	35,567

Corrected Consolidated Statements of Income	Three Months Ended			Six Months Ended
	June 30, 2023			June 30, 2023
(dollars in thousands; unaudited)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Interest and fees on loans	$80,199	$(1,375)	$78,824	$146,630	$(2,264)	$144,366
Total interest income	83,686	(1,375)	82,311	153,797	(2,264)	151,533
Net interest income	62,350	(1,375)	60,975	116,841	(2,264)	114,577
Net interest income/(expense) after provision for credit losses	10,097	(1,375)	8,722	20,891	(2,264)	18,627
Reimbursement of expenses	1,026	(703)	323	1,947	(1,356)	591
BaaS program income	3,948	(703)	3,245	7,523	(1,356)	6,167
Total noninterest income	58,595	(703)	57,892	107,902	(1,356)	106,546
Point of sale expense	814	(703)	111	1,567	(1,356)	211
Noninterest expense, excluding BaaS loan and BaaS fraud expense	28,340	(703)	27,637	53,450	(1,356)	52,094
BaaS loan expense	22,033	(1,375)	20,658	39,587	(2,264)	37,323
BaaS loan and fraud expense	23,570	(1,375)	22,195	43,123	(2,264)	40,859
Total noninterest expense	51,910	(2,078)	49,832	96,573	(3,620)	92,953
Net income	12,906	—	12,906	25,297	—	25,297

Corrected Consolidated Statements of Income	Three Months Ended
	March 31, 2023
(dollars in thousands; unaudited)	As Previously Reported	Adjustment	As Restated
Interest and fees on loans	$66,431	$(889)	$65,542
Total interest income	70,111	(889)	69,222
Net interest income	54,491	(889)	53,602
Net interest income/(expense) after provision for credit losses	10,794	(889)	9,905
Reimbursement of expenses	921	(653)	268
BaaS program income	3,575	(653)	2,922
Total noninterest income	49,307	(653)	48,654
Point of sale expense	753	(653)	100
Noninterest expense, excluding BaaS loan and BaaS fraud expense	25,110	(653)	24,457
BaaS loan expense	17,554	(889)	16,665
BaaS loan and fraud expense	19,553	(889)	18,664
Total noninterest expense	44,663	(1,542)	43,121
Net income	12,391	—	12,391

Corrected Consolidated Statement of Cash Flows	Nine Months Ended			Six Months Ended
	September 30, 2024			June 30, 2024
(dollars in thousands; unaudited)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net change in CCBX credit enhancement asset	$(59,330)	$(6,349)	$(65,679)	$(35,564)	$(5,611)	$(41,175)
Net change in CCBX payable	5,537	(1,349)	4,188	885	(1,997)	(1,112)
Net change in other assets and liabilities	4,248	1,349	5,597	2,194	1,997	4,191
Net cash provided by operating activities	197,813	(6,349)	191,464	134,451	(5,611)	128,840
Increase in loans receivable, net	(1,218,640)	6,349	(1,212,291)	(645,787)	5,611	(640,176)
Net cash used by investing activities	(465,112)	6,349	(458,763)	313,976	5,611	319,587

Corrected Consolidated Statement of Cash Flows	Three Months Ended			Nine Months Ended
	March 31, 2024			September 30, 2023
(dollars in thousands; unaudited)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net change in CCBX credit enhancement asset	$(29,355)	$(5,136)	$(34,491)	$(34,025)	$(3,399)	$(37,424)
Net change in CCBX payable	(556)	(2,196)	(2,752)	17,810	(1,443)	16,367
Net change in other assets and liabilities	(312)	2,196	1,884	(13,299)	1,443	(11,856)
Net cash provided by operating activities	61,900	(5,136)	56,764	146,236	(3,399)	142,837
Increase in loans receivable, net	(311,264)	5,136	(306,128)	(823,221)	3,399	(819,822)
Net cash used by investing activities	(132,801)	5,136	(127,665)	(486,209)	3,399	(482,810)

Corrected Consolidated Statement of Cash Flows	Six Months Ended			Three Months Ended
	June 30, 2023			March 31, 2023
(dollars in thousands; unaudited)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net change in CCBX credit enhancement asset	$(39,086)	$(2,001)	$(41,087)	$(18,553)	$(770)	$(19,323)
Net change in CCBX payable	7,295	(783)	6,512	10,375	(319)	10,056
Net change in other assets and liabilities	5,562	783	6,345	3,177	319	3,496
Net cash provided by operating activities	81,115	(2,001)	79,114	46,631	(770)	45,861
Increase in loans receivable, net	(585,510)	2,001	(583,509)	(295,583)	770	(294,813)
Net cash used by investing activities	(493,834)	2,001	(491,833)	(273,123)	770	(272,353)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures for 2024
At December 31, 2024, the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, both the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024, due to the identification of the material weaknesses described below. In addition, due to the material weaknesses described below and the resulting restatement of our financial statements as of and for the year ended December 31, 2023, management has concluded that our disclosure controls and procedures were not effective as of December 31, 2023, March 31, 2024, June 30, 2024 or September 30, 2024.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with GAAP. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), was not effective as of December 31, 2024, due to the material weaknesses described below. In addition, due to the material weaknesses described below and the resulting restatement of our financial statements as of and for the year ended December 31, 2023, management has concluded that our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), was also ineffective as of December 31, 2023.
Existence of Material Weaknesses
A material weakness exists when there is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
During the preparation of our audited financial statements as of and for the year ended December 31, 2024, management identified the following material weaknesses:
•The Company has an ineffective control environment and did not maintain the risk assessment and control activities components of the COSO framework resulting in the Company not appropriately designing and implementing sufficient internal controls around the accounting and financial reporting related to information provided by BaaS partners.
•A deficiency in the design of controls related to the BaaS lending partner accounting policies reflected in BaaS partner reports that could impact the Company’s use of such reports to record interest income, BaaS loan expense and the related balance sheet accounts.
•A deficiency in the design of controls related to the proper presentation of BaaS partner interchange fees on point of sale transactions that conforms with the Company’s adopted accounting policies.

As a result, certain amounts included in interest income, non-interest income, BaaS loan expense, non-interest expense, and the related balance sheet accounts were not recognized in accordance with U.S. generally accepted accounting principles, which required a restatement of the financial statements for the year ended December 31, 2023, and the interim quarterly periods in 2024 and 2023.
Remediation Plan
Since identifying the material weaknesses described herein, management, under the oversight of the Audit Committee has committed to remediate these deficiencies. The remediation efforts include implementing controls to:
•Enhance our risk assessment procedures over third-party reports to identify whether additional control activities are needed to conform third party reports to the Company’s accounting policies.
•Periodically verify the accounting policies used by a specific BaaS partner
•Evaluate whether any entries are needed to adjust the interest income and BaaS loan expense reflected on the specific BaaS partner’s system reports
•Evaluate whether any adjustments are needed to third party revenue reports to comply with the Company’s accounting policies.
While we expect that the implementation of these controls will address the material weaknesses, management continues to evaluate the effectiveness of the remedial actions on an ongoing basis. As a result of the identification of the material weaknesses, management performed extensive testing of the impacted transactions. Based on additional procedures performed, management concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with GAAP.
Moss Adams LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, and their report is included in Item 8. Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
Except as identified above with respect to the identification of the material weaknesses in our internal control over financial reporting during the preparation of our financial statements for the year ended December 31, 2024 and our subsequent efforts to remediate the material weaknesses, there have been no changes in our internal control during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
During the fiscal quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
(d)Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (1)
Equity compensation plan approved by stockholders	186,354	$9.80	196,447
Equity compensation plan not approved by shareholders	-	-	-
Total	186,354	$9.80	196,447
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
(3)Exhibits

No.	Description	Location

3.1	Second Amended and Restated Certificate of Incorporation of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

3.2	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

3.3	Amended and Restated Bylaws of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

4.1*	Form of Common Stock Certificate of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

4.2	Description of Securities	Incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001-38589), filed with the Securities and Exhange Commission on March 12, 2020.

4.3	Form of 3.375% Fixed-to-Floating Rate Subordinated Note due September 1, 2031	Incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-38589), filed with the Securities and Exchange Commission on August 18, 2021.

4.4	Form of 7.00% Fixed-to-Floating Rate Subordinated Note due November 1, 2032	Incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-38589), filed with the Securities and Exchange Commission on November 1, 2022.

10.1+	2006 Stock Option and Equity Compensation Plan	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

10.2+	First Amendment to the 2006 Stock Option and Equity Compensation Plan	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38589), filed with the Securities and Exchange Commission on August 7, 2020.

10.3+	2018 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

10.4+	Coastal Financial Corporation Annual Incentive Plan	Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

10.5+	Second Amended and Restated Employment Agreement by and among Coastal Financial Corporation, Coastal Community Bank and Eric M. Sprink dated October 4, 2021.	Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38589), filed with the Securities and Exchange Commission on October 7, 2021.

10.6+	Amended and Restated Change in Control Severance Agreement by and among Coastal Financial Corporation, Coastal Community Bank, and Joel Edwards	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

10.7	Lease dated October 21, 1996, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

10.8	Lease Amendment 1.0 dated as of August 15, 2006, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

10.9	Lease Amendment 2.0 dated as of March 31, 2008, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

10.10	Lease Amendment 3.0 dated as of June 29, 2009, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

10.11	Lease Amendment 4.0 dated as of January 31, 2023, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-38589), filed with the Securities and Exchange Commission on March 16, 2023

10.12	Investment Agreement dated as of March 30, 2011, between Coastal Financial Corporation and Steven D. Hovde	Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

10.13	First Amendment to Investment Agreement dated as of May 9, 2019, between Coastal Financial Corporation and Steven D. Hovde	Incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

10.14#	Program Agreement dated as of September 26, 2019 by and between Coastal Community Bank and Aspiration Financial, LLC	Incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A (File No. 001-38589) filed with the Securities and Exchange Commission on March 21, 2019.

10.15+	Form of Change in Control Severance Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38589), filed with the Securities and Exchange Commission on May 8, 2020.

10.16+	Amended Non-Employee Director Compensation Policy	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38589), filed with the Commission on November 6, 2020.

10.17	Form of Subordinated Note Purchase Agreement, dated as of August 18, 2021	Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38589), filed with the Securities and Exchange Commission on August 18, 2021.

10.18	Form of Subordinated Note Purchase Agreement, dated as of November 1, 2022	Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38589), filed with the Securities and Exchange Commission on November 1, 2022.

10.19	Employment Agreement by and among Coastal Financial Corporation, Coastal Community Bank and Brian Hamilton, dated September 30, 2024.	Filed herewith

19.1	Insider Trading Policy	Filed herewith

21.1	Subsidiaries	Incorporated herein by reference to Exhibit 21.1 of the Company’s Form 10-K (File No. 001-38589), filed with the Securities and Exchange Commission on March 14, 2022.

23.1	Consent of Moss Adams LLP	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

97.1	Executive Compensation Clawback Policy	Incorporated herein by reference to Exhibit 97.1 of the Company’s Form 10-K (File No. 001-38589), filed with the Securities and Exchange Commission on March 15, 2024

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements	Filed herewith

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)
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

COASTAL FINANCIAL CORPORATION

Dated:	March 17, 2025	/s/ Eric M. Sprink
Eric M. Sprink
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric M. Sprink	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2025
Eric M. Sprink

/s/ Brian T. Hamilton	CCBX President and Director	March 17, 2025
Brian T. Hamilton

/s/ Joel G. Edwards	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2025
Joel G. Edwards

/s/ Christopher D. Adams	Chair of the Board	March 17, 2025
Christopher D. Adams

/s/ Steven D. Hovde	Vice Chair of the Board	March 17, 2025
Steven D. Hovde

/s/ Pamela R. Unger	Director	March 17, 2025
Pamela R. Unger

/s/ Rilla R. Delorier	Director	March 17, 2025
Rilla R. Delorier

/s/ Stephan Klee	Director	March 17, 2025
Stephan Klee

/s/ Thomas D. Lane	Director	March 17, 2025
Thomas D. Lane

/s/ Sadhana Akella-Mishra	Director	March 17, 2025
Sadhana Akella-Mishra

/s/ Michael R. Patterson	Director	March 17, 2025
Michael R. Patterson

/s/ Gregory A. Tisdel	Director	March 17, 2025
Gregory A. Tisdel