Form 10-Q
period 2025-03-31
COASTAL FINANCIAL CORP
filed 2025-05-09
CIK 1437958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2025, there were 15,026,272 shares of the issuer’s common stock outstanding.

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
Factors that may affect our results are disclosed in “Item 1A. Risk Factors” in Part II of this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”). Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the difficult market conditions and unfavorable economic conditions and uncertainties in the markets in which we operate and in which our loans are concentrated, including declines in housing markets as a result of global macroeconomic and geopolitical events, an increase in unemployment levels and slowdowns in economic growth; changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations; our expected future financial results; our ability to successfully execute on our strategy for our CCBX segment, CCBX partnerships and our efforts to optimize and strengthen our CCBX balance sheet; the overall health of the local and national real estate market; the impacts related to or resulting from bank failures and mergers and other economic and industry volatility, including potential increased regulatory requirements and costs and potential impacts to macroeconomic conditions; the credit risk associated with our loan portfolio, our level of nonperforming assets and the costs associated with resolving problem loans; business and economic conditions generally and in the financial services industry, nationally and within our market area, particularly in the markets in which we operate and in which our loans are concentrated; the impact on the Company’s operations due to epidemic illnesses, natural or man-made disasters, such as earthquakes, tsunamis, wildfires and flooding, the effects of regional or national civil unrest, wars and acts of terrorism, and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions; our ability to maintain an adequate level of allowance for credit losses; our ability to successfully manage liquidity risk; our ability to implement our growth strategy and manage costs effectively; the composition of our senior leadership team and our ability to attract and retain key personnel; our ability to raise additional capital to implement our business plan; changes in market interest rates and impacts of such changes on our profits and business; the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; interruptions involving our information technology and telecommunications systems or third-party servicers; our ability to maintain our reputation; increased competition in the financial services industry; regulatory guidance on commercial lending concentrations; our relationship with digital financial service providers; the effectiveness of our risk management framework; the costs and obligations associated with being a publicly traded company and other unanticipated costs that we may experience; the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject; the extensive regulatory framework that applies to us; the impact of recent and future legislative and regulatory changes and economic stimulus programs; and other changes in banking, securities and tax laws and regulations, and their application by our regulators; the impact on our operations due to epidemic illnesses, natural or man-made disasters, such as wildfires, the effects of regional or national civil unrest, and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions; fluctuations in the value of the securities held in our securities portfolio; governmental monetary and fiscal policies; material weaknesses in our internal control over financial reporting; and our success at managing the risks involved in the foregoing items.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands)

ASSETS
	March 31, 2025	December 31, 2024
Cash and due from banks	$43,467	$36,533
Interest earning deposits with other banks	580,835	415,980
Investment securities, available for sale, at fair value	34	35
Investment securities, held to maturity, at amortized cost	46,957	47,286
Other investments	12,589	10,800
Loans held for sale	42,132	20,600
Loans receivable	3,517,359	3,486,565
Allowance for credit losses	(183,178)	(176,994)
Total loans receivable, net	3,334,181	3,309,571
CCBX credit enhancement asset	183,377	181,890
CCBX receivable	12,685	14,138
Premises and equipment, net	28,639	27,431
Lease right-of-use assets	5,117	5,219
Accrued interest receivable	21,109	21,104
Bank-owned life insurance, net	13,501	13,375
Deferred tax asset, net	3,912	3,600
Other assets	10,747	13,646
Total assets	$4,339,282	$4,121,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$3,791,229	$3,585,332
Subordinated debt, net
Principal amount $45,000 (less unamortized debt issuance costs of $669 and $707) at March 31, 2025 and December 31, 2024, respectively	44,331	44,293
Junior subordinated debentures, net
Principal amount $3,609 (less unamortized debt issuance costs of $17 and $18 at March 31, 2025 and December 31, 2024, respectively)	3,592	3,591
Deferred compensation	310	332
Accrued interest payable	1,107	962
Lease liabilities	5,293	5,398
CCBX payable	29,391	29,171
Other liabilities	14,112	13,425
Total liabilities	3,889,365	3,682,504
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at March 31, 2025 and December 31, 2024; issued and outstanding: zero shares at March 31, 2025 and December 31, 2024	—	—
Common stock, no par value:
Authorized: 300,000,000 shares at March 31, 2025 and December 31, 2024; 15,009,225 shares at March 31, 2025 issued and outstanding and 14,935,298 shares at December 31, 2024 issued and outstanding	229,659	228,177
Retained earnings	220,259	210,529
Accumulated other comprehensive loss, net of tax	(1)	(2)
Total shareholders’ equity	449,917	438,704
Total liabilities and shareholders’ equity	$4,339,282	$4,121,208
See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except for per share data)

	Three Months Ended
	March 31,
	2025	2024
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$98,147	$85,891
Interest on interest earning deposits with other banks	6,070	4,780
Interest on investment securities	650	1,034
Dividends on other investments	40	37
Total interest income	104,907	91,742
INTEREST EXPENSE
Interest on deposits	28,185	28,867
Interest on borrowed funds	660	669
Total interest expense	28,845	29,536
Net interest income	76,062	62,206
PROVISION FOR CREDIT LOSSES	55,781	83,158
Net interest income/(expense) after provision for credit losses	20,281	(20,952)
NONINTEREST INCOME
Service charges and fees	860	908
Loan referral fees	—	168
Unrealized gain (loss) on equity securities, net	16	15
Other income	682	308
Noninterest income, excluding BaaS program income and BaaS indemnification income	1,558	1,399
Servicing and other BaaS fees	1,419	1,131
Transaction and interchange fees	3,833	2,661
Reimbursement of expenses	1,026	254
BaaS program income	6,278	4,046
BaaS credit enhancements	53,648	79,808
BaaS fraud enhancements	1,993	923
BaaS indemnification income	55,641	80,731
Total noninterest income	63,477	86,176
NONINTEREST EXPENSE
Salaries and employee benefits	21,532	17,984
Occupancy	1,034	1,518
Data processing and software licenses	4,232	2,892
Legal and professional expenses	6,488	3,672
Point of sale expense	107	90
Excise taxes	722	320
Federal Deposit Insurance Corporation ("FDIC") assessments	755	683
Director and staff expenses	631	400
Marketing	50	53
Other expense	1,938	1,867
Noninterest expense, excluding BaaS loan and BaaS fraud expense	37,489	29,479
BaaS loan expense	32,507	26,107
BaaS fraud expense	1,993	923
BaaS loan and fraud expense	34,500	27,030
Total noninterest expense	71,989	56,509
Income before provision for income taxes	11,769	8,715
PROVISION FOR INCOME TAXES	2,039	1,915
NET INCOME	$9,730	$6,800
Basic earnings per common share	$0.65	$0.51
Diluted earnings per common share	$0.63	$0.50
Weighted average number of common shares outstanding:
Basic	14,962,507	13,340,997
Diluted	15,462,041	13,676,917
See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
NET INCOME	$9,730	$6,800
OTHER COMPREHENSIVE INCOME (LOSS), before tax
Securities available-for-sale
Unrealized holding income during the period	—	534
Income tax expense related to unrealized holding gain/loss	1	(68)
OTHER COMPREHENSIVE INCOME, net of tax	1	466
COMPREHENSIVE INCOME	$9,731	$7,266
See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands)

	Shares of Common Stock	Amount of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2023	13,304,339	$130,136	$165,311	$(469)	$294,978
Net income	—	—	6,800	—	6,800
Vesting of restricted stock units	57,841	—	—	—	—
Exercise of stock options	45,140	285	—	—	285
Stock-based compensation	—	1,180	—	—	1,180
Other comprehensive loss, net of tax	—	—	—	466	466
BALANCE, March 31, 2024	13,407,320	$131,601	$172,111	$(3)	$303,709

BALANCE, December 31, 2024	14,935,298	$228,177	$210,529	$(2)	$438,704
Net income	—	—	9,730	—	9,730
Vesting of restricted stock units, net of 11,291 shares held to cover for taxes	55,571	(970)	—	—	(970)
Exercise of stock options, net of 4,066 shares held to cover for exercise and taxes	18,356	(160)	—	—	(160)
Stock-based compensation	—	2,540	—	—	2,540
Stock issuance and net proceeds from public offering, adjustment	—	72	—	—	72
Other comprehensive income, net of tax	—	—	—	1	1
BALANCE, March 31, 2025	15,009,225	$229,659	$220,259	$(1)	$449,917

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,730	$6,800
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	55,781	83,158
Depreciation and amortization	1,554	882
Increase in operating lease right-of-use assets	204	196
Increase in operating lease liabilities	(207)	(198)
Net amortization on investment securities	3	5
Unrealized holding gain on equity investment	(16)	(15)
Stock-based compensation	2,540	1,180
Increase in bank-owned life insurance value	(126)	(121)
Deferred tax benefit (expense)	(311)	1,517
Net change in CCBX receivable	1,453	(1,281)
Net change in CCBX credit enhancement asset	(1,487)	(34,491)
Net change in CCBX payable	220	(2,752)
Net change in other assets and liabilities	2,346	1,884
Total adjustments	61,954	49,964
Net cash provided by operating activities	71,684	56,764
CASH FLOWS FROM INVESTING ACTIVITIES
Change in other investments, net	(1,773)	(341)
Principal paydowns of investment securities available-for-sale	1	1
Principal paydowns of investment securities held-to-maturity	326	802
Maturities and calls of investment securities available-for-sale	—	100,000
Proceeds from sales of loans held for sale	744,618	100,492
Purchase of loans	—	(20,705)
Increase in loans receivable, net	(845,144)	(306,128)
Purchases of premises and equipment, net	(2,762)	(1,786)
Net cash used by investing activities	(104,734)	(127,665)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, and savings	207,737	105,860
Net decrease in time deposits	(1,840)	(3,244)
Proceeds from exercise of stock options, net of shares withheld to cover	(160)	285
Shares held to cover on RSU vesting	(970)	—
Proceeds from public offering, expense true-up	72	—
Net cash provided by financing activities	204,839	102,901
NET CHANGE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	171,789	32,000
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	452,513	483,128
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of quarter	$624,302	$515,128
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$28,700	$29,367
Income taxes paid	105	98
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$—	$534
Operating and finance lease right-of-use assets	$102	$20
Lease liabilities arising from obtaining right-of-use assets	$102	$20
Non-cash investing and financing activities:
Transfer from loans to loans held for sale	$766,149	$101,289
See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 - Description of Business and Summary of Significant Accounting Policies
Nature of operations - Coastal Financial Corporation (“Corporation” or “Company”) is a registered bank holding company whose wholly owned subsidiaries are Coastal Community Bank (“Bank”) and Arlington Olympic LLC (“LLC”). The Company is a Washington state corporation that was organized in 2003. The Bank was incorporated and commenced operations in 1997 and is a Washington state-chartered commercial bank that is a member bank of the Federal Reserve system. The LLC was formed in 2019 and owns the Company’s Arlington branch site, which the Bank leases from the LLC.
The Company operates through the Bank and is headquartered in Everett, Washington, which by population is the largest city in Snohomish County. The Company’s business is conducted through three reportable segments: The community bank, CCBX and treasury & administration. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows our broker-dealer and digital financial service partners to offer their customers banking services. The CCBX segment had a total of 25 relationships, at varying stages, as of March 31, 2025. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments.
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
Financial statement presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting requirements and with instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 17, 2025. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the entire year.
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

Subsequent Events - The Company has evaluated events and transactions subsequent to March 31, 2025 for potential recognition or disclosure. On April 1, 2025, we went live with the T-Mobile deposit program, which moved their customer deposits to the Bank, and our second quarter deposits will include those balances.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company expects this ASU to only impact its disclosure requirements and does not expect the adoption of this ASU to have a material impact on its business operations or Consolidated Statements of Financial Condition.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its business operations or Consolidated Statements of Financial Condition.

Note 3 - Investment Securities
The following table summarizes the amortized cost, fair value, and allowance for credit losses and the corresponding amounts of gross unrealized gains and losses of available-for-sale securities recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses of held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands; unaudited)
March 31, 2025
Available-for-sale
U.S. Agency collateralized mortgage obligations	$36	$—	$(2)	$34	$—
Total available-for-sale securities	36	—	(2)	34	—
Held-to-maturity
U.S. Agency residential mortgage-backed securities	46,957	374	(343)	46,988	—
Total investment securities	$46,993	$374	$(345)	$47,022	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands; unaudited)
December 31, 2024
Available-for-sale
U.S. Agency collateralized mortgage obligations	$37	$—	$(2)	$35	$—
Total available-for-sale securities	37	—	(2)	35	—
Held-to-maturity
U.S. Agency residential mortgage-backed securities	47,286	149	(730)	46,705	—
Total investment securities	$47,323	$149	$(732)	$46,740	$—
Accrued interest on available-for-sale securities was less than $1,000 at March 31, 2025 and December 31, 2024, respectively, accrued interest on held-to-maturity securities was $217,000 and $218,000 at March 31, 2025 and December 31, 2024, respectively. Accrued interest on securities is excluded from the balances in the preceding table of securities receivable, and is included in accrued interest receivable on the Company's consolidated balance sheets.
The amortized cost and fair value of debt securities at March 31, 2025, by contractual maturity, are shown below. Currently, the portfolio consists of mortgage-backed securities and collateralized mortgage obligations which are not due at a single maturity date. Expected maturities will differ from contractual maturities because issuers or the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands; unaudited)
March 31, 2025
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	36	34	46,957	46,988
	$36	$34	$46,957	$46,988

Investments in debt securities with an amortized cost of $19.1 million at March 31, 2025 and $19.2 million as of December 31, 2024, were pledged to secure public deposits and for other purposes as required or permitted by law and an additional $23.8 million and $24.0 million in securities were pledged for borrowing lines at March 31, 2025 and December 31, 2024, respectively.
During the three months ended March 31, 2025, no securities matured and no securities were purchased.
There were no sales of securities during the three months ended March 31, 2025 or 2024.
There were eight securities with a $345,000 unrealized loss as of March 31, 2025. There were sixteen securities with a $732,000 unrealized loss as of December 31, 2024. The following table shows the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands; unaudited)
March 31, 2025
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$—	$34	$2	$34	$2
Total available-for-sale securities	—	—	34	2	34	2
Held-to-maturity
U.S. Agency residential mortgage-backed securities	2,317	6	10,418	337	12,735	343
Total investment securities	$2,317	$6	$10,452	$339	$12,769	$345

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands; unaudited)
December 31, 2024
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$—	$35	$2	$35	$2
Total available-for-sale securities	—	—	35	2	35	2
Held-to-maturity
U.S. Agency residential mortgage-backed securities	27,781	219	10,292	511	38,073	730
Total investment securities	$27,781	$219	$10,327	$513	$38,108	$732
Management has evaluated the above securities and does not believe that any individual unrealized loss as of March 31, 2025, will be recognized into income. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline in fair value is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. Management believes there is a high probability of collecting all contractual amounts due, because all of the securities in the portfolio are backed by government agencies or government sponsored enterprises. However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one year time horizon or perhaps even until maturity. Based on management's analysis no allowance for credit losses was required on these securities.

Note 4 - Loans and Allowance for Credit Losses
Loans Held for Sale
During the three months ended March 31, 2025, $766.1 million in CCBX loans were transferred to loans held for sale, with $744.6 million in loans sold. These loans were sold at par. The Company sells CCBX loans to manage loan portfolio size by partner and by loan category. Partner loan limits are established and documented in the relevant partner agreement. There were $42.1 million loans held for sale as of March 31, 2025 and $20.6 million loans held for sale as of December 31, 2024.

Loans Held for Investment
The composition of the loan portfolio is as follows as of the periods indicated:

	March 31,	December 31,
	2025	2024
	(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$149,104	$150,395
Real estate loans:
Construction, land and land development loans	166,551	148,198
Residential real estate loans	202,920	202,064
Commercial real estate loans	1,340,647	1,374,801
Consumer and other loans:
Other consumer and other loans	13,326	13,542
Gross Community Bank loans receivable	1,872,548	1,889,000
CCBX
Commercial and industrial loans:
Capital call lines	$133,466	$109,017
All other commercial & industrial loans	29,702	33,961
Real estate loans:
Residential real estate loans	285,355	267,707
Consumer and other loans:
Credit cards	532,775	528,554
Other consumer and other loans	670,026	664,780
Gross CCBX loans receivable	1,651,324	1,604,019
Total gross loans receivable	3,523,872	3,493,019
Net deferred origination fees and premiums	(6,513)	(6,454)
Loans receivable	$3,517,359	$3,486,565
Accrued interest on loans, which is excluded from the balances in the preceding table of loans receivable, was $20.0 million and $20.5 million at March 31, 2025 and December 31, 2024, respectively, and was included in accrued interest receivable on the Company's consolidated balance sheets. Accrued interest on loans is net of an allowance of $784,000 and zero at March 31, 2025 and December 31, 2024, respectively.
Included in commercial and industrial loans as of March 31, 2025 and December 31, 2024, is $133.5 million and $109.0 million, respectively in capital call lines, provided to venture capital firms through one of our BaaS clients. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our BaaS client and the underwriting is reviewed by the Bank on every line/loan.

Consumer and other loans includes overdrafts of $14.6 million and $7.4 million at March 31, 2025 and December 31, 2024, respectively. Community bank overdrafts were $11,000 and $147,000 at March 31, 2025 and December 31, 2024, respectively and CCBX overdrafts were $14.6 million and $7.3 million at March 31, 2025 and December 31, 2024, respectively.
The Company has pledged loans totaling $955.7 million at March 31, 2025 and $933.9 million at December 31, 2024, for borrowing lines at the FHLB and FRB. Loans are pledged to increase and maintain the borrowing capacity of the Bank in the event of a liquidity crisis.
The balance of SBA and United States Department of Agriculture ("USDA") loans and participations sold and serviced for others totaled $3.4 million and $4.1 million at March 31, 2025 and December 31, 2024, respectively.
The gross balance of Main Street Lending Program (“MSLP”) loans participated and serviced for others, totaled $47.5 million at March 31, 2025 and $50.3 million at December 31, 2024, with $2.5 million in MSLP loans on the balance sheet and included in commercial and industrial loans at March 31, 2025 compared to $2.6 million at December 31, 2024. Servicing is retained on the gross balance.
The Company, through the community bank, at times purchases individual loans at fair value as of the acquisition date. The Company held purchased loans with remaining balances that totaled $6.1 million as of both March 31, 2025 and December 31, 2024. Unamortized premiums on these loans totaled $115,000 and $117,000 as of March 31, 2025 and December 31, 2024, respectively, and are amortized into interest income over the life of the loans. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan.
The Company, through the community bank, has purchased participation loans with remaining balances totaling $29.0 million and $29.2 million as of March 31, 2025 and December 31, 2024, respectively. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan and underwritten to the Bank's credit standards.
The Company, through the community bank, purchased loans from CCBX partners, at par, through agreements with those CCBX partners, and those loans had a remaining balance of $183.6 million as of March 31, 2025 and $208.0 million as of December 31, 2024. As of March 31, 2025, $179.4 million is included in consumer and other loans and $4.2 million is included in commercial and industrial loans, compared to $202.7 million in consumer and other loans and $5.4 million in commercial and industrial loans as of December 31, 2024.
The following is a summary of the Company’s loan portfolio segments:
Commercial and industrial loans – Commercial and industrial loans are secured by business assets including inventory, receivables and machinery and equipment of businesses located generally in the Company’s primary market area and capital calls on venture and investment funds. Also included in commercial and industrial loans are $29.7 million in unsecured CCBX partner loans. Loan types include revolving lines of credit, term loans, PPP loans, and loans secured by liquid collateral such as cash deposits or marketable securities. Also included in commercial and industrial loans are loans to other financial institutions. Additionally, the Company issues letters of credit on behalf of its customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.
As of March 31, 2025, $133.5 million in outstanding CCBX capital call lines are included in commercial and industrial loans compared to $109.0 million at December 31, 2024. Capital call lines are provided to venture capital firms and investment funds. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our CCBX partner and the underwriting is reviewed by the Bank on every line/loan.
Construction, land and land development loans – The Company originates loans for the construction of 1-4 family, multifamily, and Commercial Real Estate (“CRE”) properties in the Company’s market area. Construction loans are considered to have higher risks primarily due to construction completion and timing risk, the ultimate repayment being sensitive to interest rate changes, government regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans, as adverse economic conditions may negatively impact the real estate market, which could affect the borrower’s ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change. The Company occasionally originates land loans for the purpose of facilitating the ultimate construction of a home or commercial building. The primary risks include the borrower’s ability to pay and the inability of the Company to recover its investment due to a material decline in the fair value of the underlying collateral.
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
As of March 31, 2025, $285.4 million in loans originated through CCBX partners are included in residential real estate loans, compared to $267.7 million at December 31, 2024. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card. Home equity lines of credit are classified as residential real estate per regulatory guidelines.
Commercial real estate (includes owner occupied and non-owner occupied) loans – Commercial real estate loans include various types of loans for which the Company holds real property as collateral. We have commercial mortgage loans totaling $378.9 million that are collateralized by owner-occupied real-estate and $557.3 million that are collateralized by non-owner-occupied real estate, as well as $394.1 million of multi-family residential loans and $10.3 million of farmland loans, as of March 31, 2025. The primary risks of commercial real estate loans include the borrower’s inability to pay, material decreases in the value of the collateralized real estate and significant increases in interest rates, which may make the real estate loan unprofitable. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.
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
As of March 31, 2025, $1.20 billion in CCBX loans are included in consumer and other loans compared to $1.19 billion at December 31, 2024. Not included in this category is $285.4 million and $267.7 million as of March 31, 2025 and December 31, 2024, respectively, in home equity lines of credit that are secured by residential real estate and are accessed by using a credit card. These credit card accessed home equity lines of credit are classified as residential real estate per regulatory guidelines.

Past Due and Nonaccrual Loans
The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
March 31, 2025
Community Bank
Commercial and industrial loans	$—	$94	$94	$149,010	$149,104	$—
Real estate loans:
Construction, land and land development	—	—	—	166,551	166,551	—
Residential real estate	—	—	—	202,920	202,920	—
Commercial real estate	1,697	—	1,697	1,338,950	1,340,647	—
Consumer and other loans	1,373	—	1,373	11,953	13,326	—
Total community bank	$3,070	$94	$3,164	$1,869,384	$1,872,548	$—
CCBX
Commercial and industrial loans:
Capital call lines	$—	$—	$—	$133,466	$133,466	$—
All other commercial & industrial loans	1,769	782	2,551	27,151	29,702	782
Real estate loans:
Residential real estate loans	2,541	2,407	4,948	$280,407	$285,355	2,407
Consumer and other loans:
Credit cards	24,969	31,166	56,135	$476,640	$532,775	27,187
Other consumer and other loans	24,101	5,761	29,862	640,164	670,026	5,632
Total CCBX	$53,380	$40,116	$93,496	$1,557,828	$1,651,324	$36,008
Total Consolidated	$56,450	$40,210	$96,660	$3,427,212	3,523,872	$36,008
Less net deferred origination fees and premiums					(6,513)
Loans receivable					$3,517,359

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
December 31, 2024
Community Bank
Commercial and industrial loans	$97	$—	$97	$150,298	$150,395	$—
Real estate loans:
Construction, land and land development	—	—	—	148,198	148,198	—
Residential real estate	—	—	—	202,064	202,064	—
Commercial real estate	—	—	—	1,374,801	1,374,801	—
Consumer and other loans	7	—	7	13,535	13,542	—
Total community bank	$104	$—	$104	$1,888,896	$1,889,000	$—
CCBX
Commercial and industrial loans:
Capital call lines	$—	$—	$—	$109,017	$109,017	$—
All other commercial & industrial loans	1,950	1,006	2,956	31,005	33,961	1,006
Real estate loans:
Residential real estate loans	3,335	2,608	5,943	$261,764	$267,707	$2,608
Consumer and other loans:
Credit cards	27,652	36,505	64,157	$464,397	$528,554	$34,490
Other consumer and other loans	19,840	5,224	25,064	$639,716	$664,780	$4,989
Total CCBX	52,777	45,343	98,120	1,505,899	1,604,019	43,093
Total Consolidated	52,881	45,343	98,224	3,394,795	3,493,019	43,093
Less net deferred origination fees and premiums					(6,454)
Loans receivable					$3,486,565
There were $36.0 million in CCBX loans past due 90 days or more and still accruing interest as of March 31, 2025, and $43.1 million as of December 31, 2024. This is attributed to loans originated through CCBX lending partners which continue to accrue interest up to 180 days past due. As of March 31, 2025 and December 31, 2024, $34.6 million and $41.8 million, respectively of loans past due 90 days or more and still accruing interest are covered by credit enhancements provided by our CCBX partners that protect the Bank against losses.
The accrual of interest on community bank loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are 90 days past due as to either principal or interest, unless they are well secured and in the process of collection.  Installment/closed-end, and revolving/open-end consumer loans originated through CCBX lending partners typically continue to accrue interest until 120 and 180 days past due, respectively and an allowance is recorded through provision expense for these expected losses. Some CCBX partners have instituted a collection practice that places certain loans on nonaccrual status to improve collectibility. As of March 31, 2025, $16.1 million of these nonaccrual CCBX loans were less than 90 days past due. For installment/closed-end and revolving/open-end consumer loans originated through CCBX lending partners with balances outstanding beyond 120 days and 180 days past due, respectively, principal and capitalized interest outstanding is charged off against the allowance and accrued interest outstanding is reversed against interest income. These consumer loans are reported as nonperforming/substandard, 90 days or more days past due and still accruing.

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
An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	March 31,			December 31,
	2025			2024
	Total Nonaccrual	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual	Nonaccrual with No ACL	Nonaccrual with ACL
	(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$189	$94	$95	$100	$100	$—
Real estate loans:
Residential real estate	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Total Community Bank nonaccrual loans	$189	$94	$95	$100	$100	$—
CCBX
Commercial and industrial loans	$192	$—	$192	$234	$—	$234
Consumer and other loans:
Credit cards	13,602	—	13,602	10,262	—	10,262
Consumer and other consumer loans	6,376	—	6,376	8,967	—	8,967
Total CCBX nonaccrual loans	$20,170	$—	$20,170	$19,463	$—	$19,463
Total Consolidated nonaccrual loans	$20,359	$94	$20,265	$19,563	$100	$19,463

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
There was one modified loan for a community bank borrower experiencing financial difficulty in the three months ended March 31, 2025, and no community bank loans were modified in the three months ended March 31, 2024. The Company has no commitment to lend additional amounts to this borrower.
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
.

				Financial Effect of the Loan Modifications
March 31, 2025	Principal Forgiveness & Interest Rate Reduction	Total	Total Class of Financing Receivable	Principal Forgiveness	Weighted Average Interest Rate Reduction
	(dollars in thousands)
Community Bank
Commercial and industrial loans	$95	$95	0.06%	$82	9.75%
Total	$95	$95	0.01%	$82	9.75%

December 31, 2024	Principal Forgiveness & Interest Rate Reduction	Total	Total Class of Financing Receivable	Principal Forgiveness	Weighted Average Interest Rate Reduction
	(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$101	$101	0.07%	$82	9.75%
Total	$101	$101	0.01%	$82	9.75%
The following table presents the CCBX loans at March 31, 2025 that were both experiencing financial difficulty and were modified during the twelve months prior to March 31, 2025 by class and by type of modification. The percentage of the loans that were modified to borrowers in financial distress as compared to the total CCBX loans of each class is also presented below.

March 31, 2025	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Principal Forgiveness, Payment Delay & Term Extension	Total	Total Class of Financing Receivable
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$1,895	$—	$309	$—	$2,204	7.42%
Consumer and other loans:
Credit cards	13,222	—	25,639	—	—	38,861	7.29
Other consumer and other loans	—	8,209	—	7,849	17	16,075	2.40
Total	$13,222	$10,104	$25,639	$8,158	$17	$57,140	1.62%

December 31, 2024	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Principal Forgiveness, Payment Delay & Term Extension	Total	Total Class of Financing Receivable
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$1,790	$—	$235	$—	$2,025	6.82%
Consumer and other loans:
Credit cards	11,067	—	17,287	—	—	28,354	5.32
Other consumer and other loans	—	6,873	—	8,645	34	15,552	2.32
Total	$11,067	$8,663	$17,287	$8,880	$34	$45,931	1.32%
The Company has committed to lend additional amounts totaling $18,000 to the borrowers included in the table above.
The performance of loans modified is monitored to understand the effectiveness of the modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months:

March 31, 2025	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$388	$82	$470
Consumer and other loans:
Credit cards	11,016	11,307	22,323
Other consumer and other loans	1,943	840	2,783
Total CCBX	$13,347	$12,229	$25,576

December 31, 2024	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$281	$139	$420
Consumer and other loans:
Credit cards	9,436	11,181	20,617
Other consumer and other loans	1,055	388	1,443
Total CCBX	$10,772	$11,708	$22,480
The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the preceding 12 months ended March 31, 2025:

March 31, 2025	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$165	—%	1.6
Consumer and other loans:
Credit cards	9,542	17.6	n/a
Other consumer and other loans	4,600	—	1.9
Total CCBX	$14,307	17.6%	1.9

December 31, 2024	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$138	—%	1.4
Consumer and other loans:
Credit cards	7,938	14.6	n/a
Other consumer and other loans	6,001	—	1.7
Total CCBX	$14,077	14.6%	0.8
The following table presents the total of loans that had a payment default during the preceding 12 months ended March 31, 2025 and which were modified for borrowers experiencing financial difficulty in the twelve months prior to that default.

March 31, 2025	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Principal Forgiveness, Payment Delay & Term Extension	Total
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$1,150	$—	$37	$—	$1,187
Consumer and other loans:
Credit cards	5,886	—	19,424	—	—	25,310
Other consumer and other loans	—	4,151	—	1,318	5	5,474
Total	$5,886	$5,301	$19,424	$1,355	$5	$31,971

December 31, 2024	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Total
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$1,070	$—	$77	$1,147
Consumer and other loans:
Credit cards	10,417	—	12,050	—	22,467
Other consumer and other loans	—	4,184	—	1,715	5,899
Total	$10,417	$5,254	$12,050	$1,792	$29,513
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
The following tables show the risk category of community bank loans by year of origination for the periods indicated, based on the most recent analysis performed as of each period end:

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of March 31, 2025
Commercial and industrial loans
Risk rating
Pass	$16,304	$9,131	$42,335	$10,730	$7,688	$7,655	$32,081	$21,387	$147,311
Other Loan Especially Mentioned	—	17	—	33	—	—	1,554	—	1,604
Substandard	—	—	—	—	—	—	189	—	189
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - All other commercial and industrial loans	$16,304	$9,148	$42,335	$10,763	$7,688	$7,655	$33,824	$21,387	$149,104
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate loans - Construction, land and land development loans
Risk rating
Pass	$56,172	$72,124	$30,715	$3,747	$748	$2,075	$300	$—	$165,881
Other Loan Especially Mentioned	—	—	—	670	—	—	—	—	670
Substandard	—	—	—	—	—	—	—	—	—

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Construction, land and land development loans	$56,172	$72,124	$30,715	$4,417	$748	$2,075	$300	$—	$166,551
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
As of March 31, 2025
Real estate loans - Residential real estate loans
Risk rating
Pass	$14,126	$30,003	$36,681	$38,105	$24,543	$26,857	$28,951	$465	$199,731
Other Loan Especially Mentioned	—	—	1,076	—	—	—	260	—	1,336
Substandard	1,853	—	—	—	—	—	—	—	1,853
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Residential real estate loans	$15,979	$30,003	$37,757	$38,105	$24,543	$26,857	$29,211	$465	$202,920
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate loans - Commercial real estate loans
Risk rating
Pass	$109,409	$281,699	$264,473	$218,483	$127,891	$289,595	$10,289	$6,263	$1,308,102
Other Loan Especially Mentioned	15,359	1,061	8,835	5,179	152	1,959	—	—	32,545
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Commercial real estate loans	$124,768	$282,760	$273,308	$223,662	$128,043	$291,554	$10,289	$6,263	$1,340,647
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of March 31, 2025
Consumer and other loans - Other consumer and other loans
Risk rating
Pass	$1,286	$49	$8,261	$—	$222	$3,331	$177	$—	$13,326
Other Loan Especially Mentioned	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans - Other consumer and other loans	$1,286	$49	$8,261	$—	$222	$3,331	$177	$—	$13,326
Current period gross charge-offs	$4	$—	$—	$—	$—	$—	$—	$—	$4

Total community bank loans receivable
Risk rating
Pass	$197,297	$393,006	$382,465	$271,065	$161,092	$329,513	$71,798	$28,115	$1,834,351
Other Loan Especially Mentioned	15,359	1,078	9,911	5,882	152	1,959	1,814	—	36,155
Substandard	1,853	—	—	—	—	—	189	—	2,042
Doubtful	—	—	—	—	—	—	—	—	—
Total community bank loans	$214,509	$394,084	$392,376	$276,947	$161,244	$331,472	$73,801	$28,115	$1,872,548
Current period gross charge-offs	$4	$—	$—	$—	$—	$—	$—	$—	$4

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of December 31, 2024
Commercial and industrial loans
Risk rating
Pass	$12,016	$11,654	$43,490	$13,139	$8,109	$7,634	$31,022	$21,496	$148,560
Other Loan Especially Mentioned	—	18	—	38	—	—	1,679	—	1,735
Substandard	—	—	—	—	—	—	100	—	100
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - All other commercial and industrial loans	$12,016	$11,672	$43,490	$13,177	$8,109	$7,634	$32,801	$21,496	$150,395
Current period gross charge-offs	$—	$92	$—	$—	$—	$167	$—	$—	$259

Real estate loans - Construction, land and land development loans
Risk rating
Pass	$34,089	$70,297	$34,937	$4,501	$755	$2,180	$600	$—	$147,359
Other Loan Especially Mentioned	—	160	—	679	—	—	—	—	839
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Construction, land and land development loans	$34,089	$70,457	$34,937	$5,180	$755	$2,180	$600	$—	$148,198
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of December 31, 2024

Real estate loans - Residential real estate loans
Risk rating
Pass	$13,194	$30,332	$37,576	$37,834	$25,838	$27,159	$26,565	$15	$198,513
Other Loan Especially Mentioned	—	—	1,084	—	6	—	180	—	1,270
Substandard	2,281	—	—	—	—	—	—	—	2,281
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Residential real estate loans	$15,475	$30,332	$38,660	$37,834	$25,844	$27,159	$26,745	$15	$202,064
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate loans - Commercial real estate loans
Risk rating
Pass	$96,199	$302,470	$279,902	$219,503	$129,904	$310,251	$8,982	$1,657	$1,348,868
Other Loan Especially Mentioned	15,359	—	3,184	5,248	156	1,986	—	—	25,933
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Commercial real estate loans	$111,558	$302,470	$283,086	$224,751	$130,060	$312,237	$8,982	$1,657	$1,374,801
Current period gross charge-offs	$—	$—	$—	$—	$41	$223	$—	$—	$264

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of December 31, 2024

Consumer and other loans - Other consumer and other loans
Risk rating
Pass	$1,447	$53	$8,269	$2	$249	$3,337	$185	$—	$13,542
Other Loan Especially Mentioned	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans - Other consumer and other loans	$1,447	$53	$8,269	$2	$249	$3,337	$185	$—	$13,542
Current period gross charge-offs	$31	$—	$—	$—	$—	$—	$—	$—	$31

Total community bank loans receivable
Risk rating
Pass	$156,945	$414,806	$404,174	$274,979	$164,855	$350,561	$67,354	$23,168	$1,856,842
Other Loan Especially Mentioned	15,359	178	4,268	5,965	162	1,986	1,859	—	29,777
Substandard	2,281	—	—	—	—	—	100	—	2,381
Doubtful	—	—	—	—	—	—	—	—	—
Total community bank loans	$174,585	$414,984	$408,442	$280,944	$165,017	$352,547	$69,313	$23,168	$1,889,000
Current period gross charge-offs	$31	$92	$—	$—	$41	$390	$—	$—	$554

The Company considers the performance of the CCBX loan portfolio and its impact on the allowance for credit losses. For CCBX loans, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the loans in CCBX based on payment activity for the periods indicated:

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of March 31, 2025
Commercial and industrial loans - Capital call lines
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$133,466	$—	$133,466
Nonperforming	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - Capital call lines	$—	$—	$—	$—	$—	$—	$133,466	$—	$133,466
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans - All other commercial and industrial loans
Payment performance
Performing	$—	$646	$19,857	$3,203	$1	$8	$5,013	$—	$28,728
Nonperforming	—	—	567	110	—	—	297	—	974
Total commercial and industrial loans - All other commercial and industrial loans	$—	$646	$20,424	$3,313	$1	$8	$5,310	$—	$29,702
Current period gross charge-offs	$25	$—	$1,465	$289	$4	$4	$120	$—	$1,907

Real estate loans - Residential real estate loans
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$278,254	$4,694	$282,948
Nonperforming	—	—	—	—	—	—	2,407	—	2,407
Total real estate loans - Residential real estate loans	$—	$—	$—	$—	$—	$—	$280,661	$4,694	$285,355
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$1,605	$—	$1,605

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of March 31, 2025
Consumer and other loans - Credit cards
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$491,945	$41	$491,986
Nonperforming	—	—	—	—	—	—	40,789	—	40,789
Total consumer and other loans - Credit cards	$—	$—	$—	$—	$—	$—	$532,734	$41	$532,775
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$30,291	$—	$30,291

Consumer and other loans - Other consumer and other loans
Payment performance
Performing	$130,951	$334,759	$126,587	$37,807	$1,583	$206	$26,125	$—	$658,018
Nonperforming	—	2,398	6,399	2,592	420	10	189	—	12,008
Total consumer and other loans - Other consumer and other loans	$130,951	$337,157	$132,986	$40,399	$2,003	$216	$26,314	$—	$670,026
Current period gross charge-offs	$1,067	$6,563	$5,734	$2,135	$192	$4	$4,184	$—	$19,879

Total CCBX loans receivable
Payment performance
Performing	$130,951	$335,405	$146,444	$41,010	$1,584	$214	$934,803	$4,735	$1,595,146
Nonperforming	—	2,398	6,966	2,702	420	10	43,682	—	56,178
Total CCBX loans	$130,951	$337,803	$153,410	$43,712	$2,004	$224	$978,485	$4,735	$1,651,324
Current period gross charge-offs	$1,092	$6,563	$7,199	$2,424	$196	$8	$36,200	$—	$53,682

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total (1)
	(dollars in thousands; unaudited)
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
	(dollars in thousands; unaudited)
As of December 31, 2024

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

Allowance for Credit Losses ("ACL")
CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by reimbursing most losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans and reclassified negative deposit accounts. When the provision for CCBX credit losses and provision for unfunded commitments are recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements). Expected losses are recorded in the allowance for credit losses. The credit enhancement asset is reduced when credit enhancement payments are received from the CCBX partner or taken from the partner's cash reserve account. CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by reimbursing the Bank for the losses. If the partner is unable to fulfill its contracted obligations then the Bank could be exposed to the loss of the reimbursement and credit enhancement income. In accordance with the program agreement for one CCBX partner, the Company is responsible for credit losses on approximately 5% of a $299.8 million loan portfolio that are without credit enhancement reimbursements. At March 31, 2025, 5% of this portfolio represented $19.9 million in loans. The partner is responsible for reimbursing credit losses on approximately 95% of this portfolio and for fraud losses on 100% of this portfolio. The Company earns 100% of the interest income on the aforementioned $19.9 million of loans.
The following tables summarize the allocation of the ACL, as well as the activity in the ACL attributed to various segments in the loan portfolio, as of and for the three months ended March 31, 2025 and for the three months ended March 31, 2024:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands; unaudited)
Three Months Ended March 31, 2025
ACL balance, December 31, 2024	$11,051	$3,439	$12,250	$8,456	$141,798	$—	$176,994
Provision for credit losses or (recapture)	566	1,092	2,796	(350)	50,280	—	54,384
	11,617	4,531	15,046	8,106	192,078	—	231,378
Loans charged-off	(1,907)	—	(1,605)	—	(50,174)	—	(53,686)
Recoveries of loans previously charged-off	356	—	2	4	5,124	—	5,486
Net charge-offs	(1,551)	—	(1,603)	4	(45,050)	—	(48,200)
ACL balance, March 31, 2025	$10,066	$4,531	$13,443	$8,110	$147,028	$—	$183,178

Three Months Ended March 31, 2024
ACL Balance, December 31, 2023	$8,894	$6,386	$13,049	$7,441	$81,611	$—	$117,381
Provision for credit losses or (recapture)	6,411	165	2,742	62	70,138	—	79,518
	15,305	6,551	15,791	7,503	151,749	—	196,899
Loans charged-off	(4,697)	—	(1,143)	—	(53,154)	—	(58,994)
Recoveries of loans previously charged-off	223	—	2	—	1,811	—	2,036
Net charge-offs	(4,474)	—	(1,141)	—	(51,343)	—	(56,958)
ACL Balance, March 31, 2024	$10,831	$6,551	$14,650	$7,503	$100,406	$—	$139,941

There was a provision for unfunded commitments of $613,000 for the three months ended March 31, 2025 and a provision for unfunded commitments of $3.6 million for the three months ended March 31, 2024. A provision for accrued interest receivable of $784,000 was recorded for the quarter ended March 31, 2025 on CCBX loans, there was no provision for accrued interest receivable for the quarter ended March 31, 2024.
The following table presents the collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of the dates indicated:

	Real Estate	Business Assets	Total	ACL
	(dollars in thousands; unaudited)
March 31, 2025
Commercial and industrial loans	$—	$189	$189	$94
Real estate loans:
Residential real estate	1,854	—	1,854	—
Total	$1,854	$189	$2,043	$94

	Business Assets	Total	ACL
	(dollars in thousands; unaudited)
December 31, 2024
Commercial and industrial loans	$100	$100	$—
Total	$100	$100	$—
Note 5 - Deposits
The composition of consolidated deposits consisted of the following at the periods indicated:

	March 31, 2025	December 31, 2024
	(dollars in thousands; unaudited)
Demand, noninterest bearing	$539,630	$527,524
Interest bearing demand and money market	2,706,024	2,529,084
Savings	76,118	66,826
Total core deposits	3,321,772	3,123,434
Other deposits	453,750	444,351
Time deposits less than $250,000	10,492	11,252
Time deposits $250,000 and over	5,215	6,295
Total deposits	$3,791,229	$3,585,332
The following table presents the maturity distribution of time deposits as of March 31, 2025:

(dollars in thousands; unaudited)	As of March 31, 2025
Twelve months	$12,893
One to two years	1,596
Two to three years	759
Three to four years	271
Four to five years	188
$15,707

Included in other deposits is $420.9 million in IntraFi network interest bearing demand and money market sweep accounts as of March 31, 2025, which provides our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.
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
The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating and finance lease liabilities. The weighted average discount rate as of March 31, 2025 was 4.00% for operating leases and 4.75% for finance leases and is based off the discount rate at the time the lease is originated or renewed.
The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantees.
Leases with terms of 12 months or less are not included in ROU assets and lease liabilities recorded in the Company’s consolidated balance sheet. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis. At March 31, 2025, lease expiration dates ranged from 11 months to 20 years, with additional renewal options on certain leases typically ranging from 12 months to 10 years. At March 31, 2025, the weighted average remaining lease term inclusive of renewal options that the Company is reasonably certain to renew for the Company’s operating leases was 8.2 years. The weighted average remaining lease term for the Company's finance lease was 1.5 years.
Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $291,000 for the three months ended March 31, 2025 and $299,000 for the three months ended March 31, 2024. Variable lease components, such as inflation adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.
Amortization expense for finance leases is recognized on a straight-line basis over the lease term and amounted to $9,000 for the three months ended March 31, 2025. Interest on finance leases was $1,000 for the three months ended March 31, 2025. This was a new lease for 2024, so there was no amortization or interest expense for the three months ended March 31, 2024.
The following table presents the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew, at March 31, 2025:

	Operating	Finance
(dollars in thousands; unaudited)	March 31, 2025	March 31, 2025

April 1 to December 31, 2025	$767	$27
2026	1,011	27
2027	945	—
2028	694	—
2029	459	—
2030 and thereafter	2,304	—
Total lease payments	6,180	54
Less: amounts representing interest	939	2
Present value of lease liabilities	$5,241	$52

The following table presents the components of total lease expense, including finance lease costs and operating cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(dollars in thousands; unaudited)
Lease expense:
Operating lease expense (1)	$251	$255
Variable lease expense	99	67
Finance lease cost
Right-of-use amortization (2)	9	—
Interest expense (3)	1	—
Total lease expense	$360	$322
Cash paid:
Cash paid from operating leases	$354	$325
Cash paid from finance leases	$9	$—
(1)Included in net occupancy expense and in the Condensed Consolidated Statements of Income (unaudited).
(2)Included in other expense in the Condensed Consolidated Statements of Income (unaudited).
(3)Included in interest on borrowed funds Condensed Consolidated Statements of Income (unaudited).
Note 7 - Stock-Based Compensation
Stock Options and Restricted Stock
The 2018 Coastal Financial Corporation Omnibus Plan (the "2018 Plan") authorizes the Company to grant awards, including but not limited to, stock options, restricted stock units, and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. On May 24, 2021, the Company’s shareholders approved the First Amendment to the 2018 Plan, which increased the authorized plan shares by 600,000. The 2018 Plan replaced the 2006 Plan for new awards. Existing awards will vest under the terms granted and no further awards will be granted under these prior plans. Shares available to be granted under the 2018 plan were 155,938 at March 31, 2025.
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
There were no new stock options granted in the three months ended March 31, 2025 and 2024.

A summary of stock option activity under the 2018 Plan and 2006 Plan during the three months ended March 31, 2025:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts; unaudited)
Outstanding at December 31, 2024	186,354	$9.80	2.8	$13,996
Granted	—	—
Exercised	(22,422)	9.66		$1,811
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2025	163,932	$9.82	2.5	$13,211
Vested at March 31, 2025	77,826	$9.49	2.5	$6,298
Exercisable at March 31, 2025	77,826	$9.49	2.3	$6,298
The total intrinsic value (which is the amount by which the stock price at the date of exercise exceeds the exercise price) of options exercised during the three months ended March 31, 2025 was $1.8 million. The total intrinsic value of options exercised during the three months ended March 31, 2024 was $1.4 million.
As of March 31, 2025, there was $468,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan and 2006 Plan. Total unrecognized compensation costs are adjusted for unvested forfeitures. The Company expects to recognize that cost over a remaining weighted-average period of approximately 2.5 years. Compensation expense recorded related to stock options was $54,000 for the three months ended March 31, 2025 and $114,000 for the three months ended March 31, 2024.
Restricted Stock Units
In the first quarter of 2025, the Company granted 41,038 restricted stock units ("RSUs") under the 2018 Plan to employees, which vest ratably over various terms ranging from 4 years to 5 years. Additionally, the Company granted 6,185 performance-based restricted stock units ("PSUs") under the 2018 Plan that are eligible to vest over various terms ranging from 1.5 years to 5 years.
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
As of March 31, 2025, there was $16.4 million of total unrecognized compensation cost related to nonvested RSUs. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 3.7 years. Compensation expense recorded related to RSUs was $2.3 million for the three months ended March 31, 2025 and $945,000 for the three months ended March 31, 2024.

A summary of the Company’s nonvested RSUs at March 31, 2025 and changes during the three month period is presented below:

Nonvested shares - RSUs	Number of Shares	Weighted- Average Grant Date Fair Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2024	563,384	$36.20
Granted	47,223	$82.70
Forfeited or expired	(6,714)	$60.00
Vested	(66,862)	$35.96
Nonvested shares at March 31, 2025	537,031	$40.02
Restricted Stock Awards
Employees
There were no new restricted stock awards granted in the three months ended March 31, 2025. The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.
As of March 31, 2025, there was $25,000 of total unrecognized compensation cost related to nonvested restricted stock awards. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 2.8 years. Compensation expense recorded related to restricted stock awards was $2,000 for the three months ended March 31, 2025 and $2,000 for the three months ended March 31, 2024.
Director’s Stock Compensation
Under the 2018 Plan, effective May 2024, eligible directors are granted stock with a total market value of approximately $60,000, and the Board Chair is granted stock with a total market value of approximately $90,000. Committee chairs receive additional stock in an amount that varies depending upon the nature and frequency of the committee meetings. The audit committee chair receives additional stock with a market value of approximately $15,000, non-financial risk and compensation committee chairs receive additional stock with a market value of approximately $12,500, and all other committee chairs receive additional stock with a market value of approximately $10,000. Stock is granted as of each annual meeting date and vest one day prior to the next annual meeting date. During the vesting period, the grants are considered participating securities.
As of March 31, 2025, there was $118,000 of total unrecognized compensation expense related to director restricted stock awards which the Company expects to recognize over the remaining average vesting period of approximately two months. Director compensation expense recorded related to the 2018 Plan totaled $180,000 for the three months ended March 31, 2025 and $118,000 for the three months ended March 31, 2024.

A summary of the Company’s nonvested shares at March 31, 2025 and changes during the three-month period is presented below:

Nonvested shares - RSAs	Number of Shares	Weighted- Average Grant Date Fair Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2024	18,698	$40.90
Granted	—	$—
Forfeited	—	$—
Vested	(500)	$17.81
Nonvested shares at March 31, 2025	18,198	$41.53
Note 8 - Fair Value Measurements
The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	March 31, 2025		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$43,467	$43,467	$43,467	$—	$—
Interest earning deposits with other banks	580,835	580,835	580,835	—	—
Investment securities	46,991	47,022	—	47,022	—
Other investments	12,589	12,589	—	9,970	2,619
Loans receivable	3,517,359	3,463,146	—	—	3,463,146
Accrued interest receivable	21,109	21,109	—	21,109	—
Financial liabilities
Deposits	$3,791,229	3,800,338	$—	$3,800,338	$—
Subordinated debt	44,331	43,491	—	43,491	—
Junior subordinated debentures	3,592	3,788	—	3,788	—
Accrued interest payable	1,107	1,107	—	1,107	—

	December 31, 2024		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$36,533	$36,533	$36,533	$—	$—
Interest earning deposits with other banks	415,980	415,980	415,980	—	—
Investment securities	47,321	46,740	—	46,740	—
Other investments	10,800	10,800	—	8,181	2,619
Loans receivable, net	3,486,565	3,460,131	—	—	3,460,131
Accrued interest receivable	21,104	21,104	—	21,104	—
Financial liabilities
Deposits	$3,585,332	$3,584,967	$—	$3,584,967	$—
Subordinated debt	44,293	45,505	—	45,505	—
Junior subordinated debentures	3,591	3,508	—	3,508	—
Accrued interest payable	962	962	—	962	—
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

Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
March 31, 2025
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$34	$—	$34
	$—	$34	$—	$34
December 31, 2024
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$35	$—	$35
	$—	$35	$—	$35
The following methods were used to estimate the fair value of the class of financial instruments above:
Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.
Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2025 and December 31, 2024. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
March 31, 2025
Collateral dependent loans	$—	$—	$1,949	$1,949
Equity securities	$—	$—	$2,619	$2,619
Total	$—	$—	$4,568	$4,568

December 31, 2024
Collateral dependent loans	$—	$—	$100	$100
Equity securities	—	—	2,619	2,619
Total	$—	$—	$2,719	$2,719
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
Assets measured at fair value using significant unobservable inputs (Level 3)
The following table presents the carrying value of equity securities without readily determinable fair values, as of March 31, 2025, with adjustments recorded during the periods presented for those securities with observable price changes, if applicable. These equity securities are included in other investments on the balance sheet.
•The Company had a $2.2 million equity interest in a specialized bank technology company as of the quarters ended March 31, 2025, and March 31, 2024.
•The Company had a $350,000 equity interest in a technology company as of the quarters ended March 31, 2025, and March 31, 2024.
•The Company had a $47,000 and $50,000 equity interest in a technology company as of the quarters ended March 31, 2025, and March 31, 2024, respectively.

	For the Three Months Ended March 31,
(dollars in thousands; unaudited)	2025	2024
Carrying value, beginning of period	$2,619	$2,622
Purchases	—	—
Observable price change	—	—
Carrying value, end of period	$2,619	$2,622

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the date indicated:

(unaudited)	Valuation Technique	Unobservable Inputs	March 31, 2025 Weighted Average Rate	December 31, 2024 Weighted Average Rate
Collateral dependent loans	Collateral valuations	Discount to appraised value	8.5%	8.0%
Note 9 - Earnings Per Common Share
The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(dollars in thousands, except earnings per share data; unaudited)
Net Income	$9,730	$6,800
Basic weighted average number common shares outstanding	14,962,507	13,340,997
Dilutive effect of equity-based awards	499,534	335,920
Diluted weighted average number common shares outstanding	15,462,041	13,676,917
Basic earnings per share	$0.65	$0.51
Diluted earnings per share	$0.63	$0.50
Antidilutive stock options and restricted stock outstanding	2,269	153,659
Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings, however the difference in the two-class method was not significant.
Note 10 – Segment Reporting
As defined in ASC 280, Segment Reporting, an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on an internal performance measurement accounting system, which provides line of business results. This system uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income and expense. A primary objective of this measurement system and related internal financial reporting practices are to produce consistent results that reflect the underlying financial impact of the segments on the Company and to provide a basis of support for strategic decision making. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Based on these criteria, we have identified three segments: the community bank, CCBX, and treasury & administration. The Executive Leadership Team, which includes the CEO, Presidents, CFO and other key executive members, which the Company has designated as the CODMs, evaluates the financial performance of the Company’s segments by evaluating interest income and expense, noninterest income and significant expenses. The community bank segment includes all community banking activities. A primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides BaaS that allows digital financial service providers, companies and brands to offer their customers banking services. The CCBX segment has 25 partners as of March 31, 2025. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments.

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables for the periods indicated:

	March 31, 2025				December 31, 2024
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Assets	(dollars in thousands; unaudited)
Cash and Due from Banks	$4,706	$11,388	$608,208	$624,302	$4,510	$10,894	$437,109	$452,513
Intrabank assets	—	551,533	(551,533)	—	—	411,768	(411,768)	—
Securities	—	—	46,991	46,991	—	—	47,321	47,321
Loans held for sale	—	42,132	—	42,132	—	20,600	—	20,600
Total loans receivable	1,866,533	1,650,826	—	3,517,359	1,882,988	1,603,577	—	3,486,565
Allowance for credit losses	(18,992)	(164,186)	—	(183,178)	(18,924)	(158,070)	—	(176,994)
All other assets	27,154	210,405	54,117	291,676	28,273	211,038	51,892	291,203
Total assets	$1,879,401	$2,302,098	$157,783	$4,339,282	$1,896,847	$2,099,807	$124,554	$4,121,208
Liabilities
Total deposits	$1,524,221	$2,267,008	$—	$3,791,229	$1,521,244	$2,064,088	$—	$3,585,332
Total borrowings	—	—	47,923	47,923	—	—	47,884	47,884
Intrabank liabilities	348,485	—	(348,485)	—	367,540	—	(367,540)	—
All other liabilities	6,695	35,090	8,428	50,213	8,062	35,720	5,506	49,288
Total liabilities	$1,879,401	$2,302,098	$(292,134)	$3,889,365	$1,896,846	$2,099,808	$(314,150)	$3,682,504

	Three months ended March 31, 2025				Three months ended March 31, 2024
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
	(dollars in thousands; unaudited)
INTEREST INCOME AND EXPENSE
Interest income	$30,292	$67,855	$6,760	$104,907	$30,052	$55,839	$5,851	$91,742
Interest (expense) income intrabank transfer	(3,909)	6,085	(2,176)	—	(5,599)	8,151	(2,552)	—
Interest expense	6,604	21,581	660	28,845	6,013	22,854	669	29,536
Net interest income	19,779	52,359	3,924	76,062	18,440	41,136	2,630	62,206
Provision/(Recapture) for credit losses	507	55,274	—	55,781	2,010	81,148	—	83,158
Net interest income/(expense) after provision for credit losses - loans and unfunded commitments	19,272	(2,915)	3,924	20,281	16,430	(40,012)	2,630	(20,952)
NONINTEREST INCOME
Deposit service charges and fees	860	—	—	860	896	12	—	908
Other income	156	—	542	698	285	68	138	491
BaaS program income	—	6,278	—	6,278	—	4,046	—	4,046
BaaS indemnification income	—	55,641	—	55,641	—	80,731	—	80,731
Noninterest income (1)	1,016	61,919	542	63,477	1,181	84,857	138	86,176
NONINTEREST EXPENSE
Salaries and employee benefits	7,155	7,975	6,402	21,532	6,045	7,351	4,588	17,984
Occupancy	830	85	119	1,034	844	101	573	1,518
Data processing and software licenses	1,395	1,146	1,691	4,232	1,025	903	964	2,892
Legal and professional expenses	63	3,273	3,152	6,488	18	2,255	1,399	3,672
Other expense	910	1,626	1,667	4,203	1,035	799	1,579	3,413
BaaS loan expense	—	32,507	—	32,507	—	26,107	—	26,107
BaaS fraud expense	—	1,993	—	1,993	—	923	—	923
Total noninterest expense	10,353	48,605	13,031	71,989	8,967	38,439	9,103	56,509
Net income/(loss) before income taxes	9,935	10,399	(8,565)	11,769	8,644	6,406	(6,335)	8,715
Income taxes	1,587	2,007	(1,555)	2,039	1,822	1,581	(1,488)	1,915
Net income/(loss)	$8,348	$8,392	$(7,010)	$9,730	$6,822	$4,825	$(4,847)	$6,800

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a bank holding company that operates through our wholly owned subsidiaries, Coastal Community Bank (“Bank”) and Arlington Olympic LLC. We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County, which has an estimated population in 2024 of over 849,000. Our business is conducted through three reportable segments: The community bank, CCBX and treasury & administration. The community bank segment includes all community banking activities, with a primary focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows digital financial service providers, companies and brands to offer their customers banking services. The CCBX segment has 25 partners as of March 31, 2025. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.
As of March 31, 2025, we had total assets of $4.34 billion, total loans receivable of $3.52 billion, total deposits of $3.79 billion and total shareholders’ equity of $449.9 million.
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
Third-Party Risk Management Guidance
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
Financial Summary
Total loans, net of deferred fees, increased $30.8 million, or 0.9%, during the three months ended March 31, 2025 to $3.52 billion, compared to $3.49 billion at December 31, 2024. Community bank loans decreased $16.5 million, or 0.9%, and CCBX loans increased $47.2 million, or 2.9%. CCBX loan growth is net of $744.6 million in CCBX loans sold during the quarter ended March 31, 2025. We continue to monitor and manage the CCBX loan portfolio, and will continue to sell CCBX loans to the originating partner in the coming months as part of our strategy to optimize our CCBX portfolio, manage credit quality, portfolio limits and partner limits. At the same time we will be focused on increasing our efficiency and using technology to reduce future expense growth. Deposits increased $205.9 million, or 5.7% to $3.79 billion as of March 31, 2025 compared to $3.59 billion as of December 31, 2024. Our liquidity position is supported by diligent management of our liquid assets and liabilities as well as maintaining access to alternative sources of funds. As of March 31, 2025 we had $624.3 million in cash on the balance sheet and the capacity to borrow up to $662.4 million from Federal Home Loan Bank and the Federal Reserve Bank discount window. Cash on the balance sheet and borrowing capacity total $1.29 billion and represented 33.9% of total deposits and exceeded our $558.8 million in uninsured deposits as of March 31, 2025. Our AFS securities portfolio of $34,000 has a weighted average remaining maturity of 3.6 years. Unrealized losses on the AFS securities portfolio were $2,000, or 0.001%, of shareholders' equity as of March 31, 2025.
Our CCBX segment continues to evolve, and we have 25 relationships, at varying stages, as of March 31, 2025.  We continue to refine the criteria for CCBX partnerships, exploring relationships with larger more established partners, with experienced management teams, existing customer bases and strong financial positions. We also will consider promising medium and smaller sized partners that align with our approach and terms including financial wherewithal and will continue to exit relationships where it makes sense for us to do so.
As we explore relationships with new partners we continue to expand our product offerings with existing CCBX partners. As we become more proficient in the BaaS space we aim to cultivate new relationships that align with our long-term goals. We believe that a strategy of adding new partnerships and launching new products with existing partners allows us to expand and grow our customer base with a modest increase in regulatory risk given our operational history with them. Increases in partner activity/transaction counts is positively impacting noninterest income and we expect this trend to continue as current products grow and new products are introduced . We plan to continue selling loans as part of our strategy to balance partner and lending limits, and manage the loan portfolio and credit quality. We retain a portion of the fee income for our role in processing transactions on sold credit card balances, and will continue this strategy to provide an on-going and recurring revenue source with no on balance sheet risk or capital requirement.

On April 1, 2025, we went live with the T-Mobile deposit program, which moved their customer deposits to the Bank, and our second quarter deposits will include those balances. As we build out our deposit base, we will be able to sweep deposits off the balance sheet if not needed and along with the ability to sweep them back on if needed. This deposit sweep capability allows us to better manage liquidity and deposit programs. At March 31, 2025 we swept off $406.3 million in deposits for FDIC insurance and liquidity purposes.
Results of Operations
Net Income
Comparison of the quarter ended March 31, 2025 to the comparable quarter in the prior year
Net income for the three months ended March 31, 2025 was $9.7 million, or $0.63 per diluted share, compared to $6.8 million, or $0.50 per diluted share, for the three months ended March 31, 2024. The increase in net income over the comparable period in the prior year was primarily attributable to a $13.2 million increase in interest income due to an increase in average loans receivable and higher interest rates on loan products and portfolio composition, a decrease in interest expense on deposits of $682,000, due to decreases in the Fed funds interest rate, partially offset by an increase of $6.4 million in BaaS loan expense. Also contributing is an increase BaaS program income of $2.2 million. The increase in BaaS program income is related to increased CCBX loan and deposit activity.

Additionally, BaaS credit enhancement income decreased $26.2 million, which is directly related to and offsets the decrease in provision for credit losses of $27.4 million for the quarter ended March 31, 2025. In accordance with GAAP, we recognize as revenue (1) the right to be indemnified or reimbursed for fraud losses on CCBX customer loans and deposits and (2) the right to be indemnified for credit losses by our partners for expected credit losses related to loans they originate and unfunded commitments from such loans. CCBX customer credit losses are recognized in the allowance for credit loss and fraud loss is recognized in BaaS noninterest expense. For more information on the accounting for BaaS allowance for credit losses, reserve for unfunded commitments, credit enhancements and fraud enhancements see the section titled “CCBX – BaaS Reporting Information.”

Net Interest Income
Comparison of the quarter ended March 31, 2025 to the comparable quarter in the prior year
Net interest income for the three months ended March 31, 2025 was $76.1 million, compared to $62.2 million for the three months ended March 31, 2024, an increase of $13.9 million, or 22.3%. Yield on loans receivable was 11.33% for the three months ended March 31, 2025, compared to 11.01% for the three months ended March 31, 2024. The increase in net interest income compared to the quarter ended March 31, 2024 was largely related to growth in higher yielding loans. The average balance of higher yielding CCBX loans were $364.2 million more for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Total average loans receivable for the three months ended March 31, 2025 was $3.51 billion, compared to $3.14 billion for the three months ended March 31, 2024. The FOMC last lowered the targeted Federal Funds rate by 0.25% on December 19, 2024; a reduction of 1.00% compared to March 31, 2024.
Total interest and fees on loans totaled $98.1 million for the three months ended March 31, 2025 compared to $85.9 million for the three months ended March 31, 2024. The $12.3 million increase in interest and fees on loans for the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024, was largely due to growth in loans, primarily from CCBX. Total loans receivable was $3.52 billion at March 31, 2025, compared to $3.20 billion at March 31, 2024. CCBX average loans receivable was $1.63 billion for the quarter ended March 31, 2025, compared to $1.27 billion for the quarter ended March 31, 2024, an increase of $364.2 million, or 28.8%. Average CCBX yield of 16.88% was earned on CCBX loans for the quarter ended March 31, 2025, compared to 17.74% for the quarter ended March 31, 2024. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield.
Interest income from interest earning deposits with other banks was $6.1 million for the quarter ended March 31, 2025, an increase of $1.3 million, or 27.0%, primarily due to an increase in balances compared to the quarter ended March 31, 2024. The average balance of interest earning deposits invested with other banks for the three months ended March 31, 2025 was $553.4 million, compared to $350.9 million for the three months ended March 31, 2024. The yield on these interest earning deposits with other banks decreased 1.03%, in line with the 1.0% reduction in Fed funds, to 4.45% compared to 5.48% at March 31, 2024. Interest income on investment securities decreased $384,000 to $650,000 at March 31, 2025, compared to $1.0 million at March 31, 2024. Average investment securities decreased $68.2 million from $115.4 million for the three months ended March 31, 2024, to $47.2 million for the three months ended March 31, 2025, primarily as a result of maturing securities and principal paydowns. Average yield on investment securities increased to 5.59% for the three months ended March 31, 2025, compared to 3.60% for the three months ended March 31, 2024.
Interest expense was $28.8 million for the quarter ended March 31, 2025, a $691,000 decrease from the quarter ended March 31, 2024. Interest expense on deposits was $28.2 million for the quarter ended March 31, 2025, compared to $28.9 million for the quarter ended March 31, 2024. The $682,000 decrease in interest expense on deposits was largely due to lower interest rates despite an increase of $437.5 million in interest bearing deposits compared to the quarter ended March 31, 2024. Interest on borrowed funds was $660,000 for the quarter ended March 31, 2025, compared to $669,000 for the quarter ended March 31, 2024.
Cost of funds was 3.11% for the quarter ended March 31, 2025, which is a decrease of 0.42% from the quarter ended March 31, 2024. Cost of deposits for the quarter ended March 31, 2025 was 3.08%, which was a 0.41% decrease, from 3.49% for the quarter ended March 31, 2024. These decreases were largely due to lower interest rates.

Net interest margin was 7.48% for the three months ended March 31, 2025, compared to 6.92% for the three months ended March 31, 2024. The increase in net interest margin compared to the three months ended March 31, 2024 was largely due to an increase in loan yield partially combined with a decrease in cost of deposits.
Total yield on loans receivable for the quarter ended March 31, 2025 was 11.33%, compared to 11.01% for the quarter ended March 31, 2024. This increase in yield on loans receivable is primarily attributed to an increase in the average balance of higher yielding CCBX loans even though the yield on CCBX loans slightly declined. The yield on community bank loans also contributed as it was up slightly. The composition of the loan portfolio is shifting with CCBX average loans increasing to 46.4% of the total loan portfolio for the quarter ended March 31, 2025, compared to 40.3% for the quarter ended March 31, 2024, and the average community bank loans decreasing to 53.6% of the loan portfolio for the quarter ended March 31, 2025, compared to 59.7% for the quarter ended March 31, 2024. For the quarter ended March 31, 2025, average CCBX loans increased $364.2 million, or 28.8%, with an average CCBX yield of 16.88%, compared to 17.74% at the quarter ended March 31, 2024. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Average community bank loans increased $10.2 million, or 0.5%. Average yield on community bank loans for the three months ended March 31, 2025 was 6.53% compared to 6.46% for the three months ended March 31, 2024.
The following tables (1) show the average yield on loans and cost of deposits by segment and (2) illustrate how BaaS loan interest income is affected by BaaS loan expense resulting in net BaaS loan income and the associated yield for the periods indicated:

	For the Three Months Ended
	March 31, 2025		March 31, 2024
(unaudited)	Yield on Loans (2)	Cost of Deposits (2)	Yield on Loans (2)	Cost of Deposits (2)
Community Bank	6.53%	1.76%	6.46%	1.66%
CCBX(1)	16.88%	4.01%	17.74%	4.93%
Consolidated	11.33%	3.08%	11.01%	3.49%
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
(2)Annualized calculations shown for periods presented.

	For the Three Months Ended
	March 31, 2025		March 31, 2024
(dollars in thousands, unaudited)	Income / Expense	Income / expense divided by average CCBX loans (2)	Income / Expense	Income / expense divided by average CCBX loans (2)
BaaS loan interest income	$67,855	16.88%	$55,839	17.74%
Less: BaaS loan expense	32,507	8.09%	26,107	8.29%
Net BaaS loan income (1)	$35,348	8.79%	$29,732	9.45%
Average BaaS Loans(3)	$1,630,088		$1,265,857
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2)Annualized calculations shown for periods presented.
(3)Includes loans held for sale.
For the three months ended March 31, 2025, net interest margin (net interest income divided by the average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 7.48% and 6.68%, respectively, compared to 6.92% and 5.93%, respectively, for the three months ended March 31, 2024.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan costs, net of fees included in interest income totaled $2.1 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Three Months Ended March 31,
	2025			2024
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Consolidated
Assets
Interest earning assets:
Interest earning deposits with other banks	$553,393	$6,070	4.45%	$350,868	$4,780	5.48%
Investment securities, available for sale (2)	37	1	10.96	64,878	349	2.16
Investment securities, held to maturity (2)	47,154	649	5.58	50,490	685	5.46
Other investments	11,757	40	1.38	10,262	37	1.45
Loans receivable (3)	3,511,724	98,147	11.33	3,137,271	85,891	11.01
Total interest earning assets	4,124,065	104,907	10.32	3,613,769	91,742	10.21
Noninterest earning assets:
Allowance for credit losses	(170,542)			(114,985)
Other noninterest earning assets	296,993			229,437
Total assets	$4,250,516			$3,728,221

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$3,166,384	$28,185	3.61%	$2,728,884	$28,867	4.25%
FHLB advances and other borrowings	—	1	—	5	—	—
Subordinated debt	44,309	598	5.47	44,159	598	5.45
Junior subordinated debentures	3,592	61	6.89	3,590	71	7.95
Total interest bearing liabilities	3,214,285	28,845	3.64	2,776,638	29,536	4.28
Noninterest bearing deposits	543,784			595,693
Other liabilities	49,624			58,829
Total shareholders' equity	442,823			297,061
Total liabilities and shareholders' equity	$4,250,516			$3,728,221
Net interest income		$76,062			$62,206
Interest rate spread			6.68%			5.93%
Net interest margin (4)			7.48%			6.92%
(1)Yields and costs are annualized.
(2)For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(3)Includes loans held for sale and nonaccrual loans.
(4)Net interest margin represents net interest income divided by the average total interest earning assets.

The following table presents an analysis of certain average balances, interest income and expense by segment:

	For the Three Months Ended
	March 31, 2025			March 31, 2024
(dollars in thousands, unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Community Bank
Assets
Interest earning assets:
Loans receivable (2)	$1,881,636	$30,292	6.53%	$1,871,414	$30,052	6.46%
Total interest earning assets	1,881,636	30,292	6.53	1,871,414	30,052	6.46
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$1,045,971	$6,604	2.56%	$922,340	$6,013	2.62%
Intrabank liability	356,337	3,909	4.45	410,993	5,599	5.48
Total interest bearing liabilities	1,402,308	10,513	3.04	1,333,333	11,612	3.50
Noninterest bearing deposits	479,329			538,081
Net interest income		$19,779			$18,440
Net interest margin(3)			4.26%			3.96%

CCBX
Assets
Interest earning assets:
Loans receivable (2)(4)	$1,630,088	$67,855	16.88%	$1,265,857	$55,839	17.74%
Intrabank asset	554,781	6,085	4.45	598,299	8,151	5.48
Total interest earning assets	2,184,869	73,940	13.72	1,864,156	63,990	13.81
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$2,120,413	$21,581	4.13%	$1,806,544	$22,854	5.09%
Total interest bearing liabilities	2,120,413	21,581	4.13	1,806,544	22,854	5.09
Noninterest bearing deposits	64,455			57,612
Net interest income		$52,359			$41,136
Net interest margin(3)			9.72%			8.88%
Net interest margin, net of BaaS loan expense (5)			3.68%			3.24%

	For the Three Months Ended
	March 31, 2025			March 31, 2024
(dollars in thousands, unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Treasury & Administration
Assets
Interest earning assets:
Interest earning deposits with other banks	$553,393	$6,070	4.45%	$350,868	$4,780	5.48%
Investment securities, available for sale (6)	37	1	10.96	64,878	349	2.16
Investment securities, held to maturity (6)	47,154	649	5.58	50,490	685	5.46
Other investments	11,757	40	1.38	10,262	37	1.45
Total interest earning assets	612,341	6,760	4.48	476,498	5,851	4.94
Liabilities
Interest bearing liabilities:
FHLB advances and borrowings	$—	$1	—%	5	—	—%
Subordinated debt	44,309	598	5.47	44,159	598	5.45
Junior subordinated debentures	3,592	61	6.89	3,590	71	7.95
Intrabank liability, net (7)	198,444	2,176	4.45	187,306	2,552	5.48
Total interest bearing liabilities	246,345	2,836	4.67	235,060	3,221	5.51
Net interest income		$3,924			$2,630
Net interest margin(3)			2.60%			2.22%
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

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the $2.5 million increase in loan interest income that is attributed to an increase in loan rates and $9.8 million increase in loan interest income that is attributed to an increase in loan volume. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Three months ended March 31, 2025 Compared to Three months ended March 31, 2024
	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands; unaudited)	Volume	Rate
Interest income:
Interest earning deposits	$2,182	$(892)	$1,290
Investment securities, available for sale	(1,755)	1,407	(348)
Investment securities, held to maturity	(52)	16	(36)
Other Investments	5	(2)	3
Loans receivable	9,754	2,502	12,256
Total increase in interest income	10,134	3,031	13,165

Interest expense:
Interest bearing deposits	3,655	(4,337)	(682)
FHLB advances and other borrowings	—	1	1
Subordinated debt	(3)	3	—
Junior subordinated debentures	(1)	(9)	(10)
Total increase in interest expense	3,651	(4,342)	(691)
Increase in net interest income	$6,483	$7,373	$13,856
Provision for Credit Losses
The provision for credit losses - loans is an expense we incur to maintain an allowance for credit losses at a level that management deems appropriate to absorb expected losses on existing loans in accordance with GAAP. For a description of the factors taken into account by our management in determining the allowance for credit losses see “—Financial Condition—Allowance for Credit Losses.”
The macro economic environment is continuously changing, primarily due to the pace of economic growth, inflation, changing interest rates, global trade tensions, tariffs, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters, and trade issues that may impact the provision and therefore the allowance. Gross loans, excluding loans held for sale, totaled $3.52 billion at March 31, 2025. The allowance for credit losses as a percentage of loans was 5.21% at March 31, 2025, compared to 4.38% at March 31, 2024.
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

Comparison of the quarter ended March 31, 2025 to the comparable quarter in the prior year
The provision for credit losses for the three months ended March 31, 2025 was $55.8 million, compared to $83.2 million for the three months ended March 31, 2024. This includes a provision for credit losses - loans for the three months ended March 31, 2025 of $54.4 million, compared to $79.5 million for the three months ended March 31, 2024. The decrease in the Company’s provision for credit losses - loans during the quarter ended March 31, 2025, is largely related to the provision for CCBX partner loans. During the quarter ended March 31, 2025, a $54.3 million provision for credit losses - loans was recorded for CCBX partner loans based on management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a provision for credit losses - loans of $65,000 was needed for the quarter ended March 31, 2025, largely due to a change in loan mix. Additionally, a provision for unfunded commitments of $613,000 was recorded for the quarter ended March 31, 2025, primarily as a result of a change in the loan mix of available balance, compared to $3.6 million for the three months ended March 31, 2024. A provision for accrued interest receivable of $784,000 was recorded for the quarter ended March 31, 2025 on CCBX loans, compared to zero for the quarter ended March 31, 2024.
The following table shows the provision expense for loans by segment for the periods indicated:

	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2025	March 31, 2024
Community bank	$65	$(199)
CCBX	54,319	79,717
Total provision expense	$54,384	$79,518
Net charge-offs for the quarter ended March 31, 2025 totaled $48.2 million, or 5.57% of total average loans, compared to $57.0 million, or 7.30% of total average loans, for the quarter ended March 31, 2024. Net charge-offs were down in 2025 compared to 2024, primarily due to our on-going efforts to improve the credit quality of CCBX loans. However, loans originated through CCBX partners have a higher level of expected losses than our community bank loans as reflected in the factors for allowance for credit losses. In accordance with GAAP, CCBX losses are recorded as charge-offs, but CCBX partner agreements provide for a credit enhancement that indemnifies or reimburses the Bank for net-charge-offs on CCBX loans and negative deposit accounts, except in accordance with the program agreement for one partner where, effective April 1, 2024, the Company was responsible for credit losses on approximately 5% of a $299.8 million loan portfolio; prior to April 1, 2024, the Company was responsible for 10% of that portfolio. At March 31, 2025, our portion of this portfolio represented $19.9 million in loans. For the three months ended March 31, 2025, $48.2 million of net charge-offs were recognized for CCBX loans and $3,000 net recoveries were recognized on community bank loans. For the three months ended March 31, 2024, $56.9 million of net charge-offs were recognized on CCBX loans and $11,000 net charge-offs were recognized for community bank loans.
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

The following table shows the total charge-off activity by segment for the periods indicated:

	Three Months Ended
	March 31, 2025			March 31, 2024
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$4	$53,682	$53,686	$15	$58,979	$58,994
Gross recoveries	(7)	(5,479)	(5,486)	(4)	(2,032)	(2,036)
Net charge-offs	$(3)	$48,203	$48,200	$11	$56,947	$56,958
Net charge-offs to average loans (1)	0.00%	11.99%	5.57%	0.00%	18.09%	7.30%
(1) Annualized calculations shown for periods presented.
Noninterest Income
Our primary sources of recurring noninterest income are BaaS indemnification income, BaaS program income and service charges and fees. Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest or similar method.
Comparison of the quarter ended March 31, 2025 to the comparable quarter in the prior year
For the three months ended March 31, 2025, noninterest income totaled $63.5 million, a decrease of $22.7 million, or 26.3%, compared to $86.2 million for the three months ended March 31, 2024.
The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2025	2024
Service charges and fees	$860	$908	$(48)	(5.3)%
Unrealized gain (loss) on equity securities, net	16	15	1	6.7
Loan referral fees	—	168	(168)	(100.0)
Other	682	308	374	121.4
Noninterest income, excluding BaaS program income and BaaS indemnification income	1,558	1,399	159	11.4
Servicing and other BaaS fees	1,419	1,131	288	25.5
Transaction and interchange fees	3,833	2,661	1,172	44.0
Reimbursement of expenses	1,026	254	772	303.9
BaaS program income	6,278	4,046	2,232	55.2
BaaS credit enhancements	53,648	79,808	(26,160)	(32.8)
BaaS fraud enhancements	1,993	923	1,070	115.9
BaaS indemnification income	55,641	80,731	(25,090)	(31.1)
Total BaaS income	61,919	84,777	(22,858)	(27.0)
Total noninterest income	$63,477	$86,176	$(22,699)	(26.3%)
Summary of significant noninterest income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024
A description of our largest noninterest income categories are below:
BaaS Income. Our CCBX segment provides BaaS offerings that enable digital financial service providers, companies and brands to provide financial services to their customers through the Bank's CCBX segment. In exchange for providing these services, we earn fixed fees, volume-based fees and reimbursement of costs depending on the program agreement. Servicing and other BaaS fees are typically higher with new partners who have minimum contractual fees. Transaction and interchange fees increase as partner activity increases. As a result, we generally expect servicing and other fees to decrease and transaction and interchange fees to increase as partner activity grows and contracted minimum fees are replaced with recurring fees which then exceed the minimum contractual fees. Increases in BaaS reimbursement of fees offsets increases in noninterest expense from BaaS expenses covered by CCBX partners. In accordance with GAAP, we recognize the reimbursement of noncredit fraud losses on loans and deposits originated through partners and credit enhancements related to the allowance for credit losses and reserve for unfunded commitments provided by the partner as revenue in BaaS income. CCBX credit losses are recognized in the allowance for credit losses -loans and fraud losses are expensed in noninterest expense under BaaS fraud expense. Also in accordance with GAAP, we establish a credit enhancement asset for expected future credit losses through the recognition of BaaS credit enhancement revenue at the same time we establish an allowance for those loans though a provision for credit losses - loans. For more information on the accounting for BaaS allowance for credit losses, reserve for unfunded commitments, credit enhancements and fraud enhancements see the section titled “CCBX – BaaS Reporting Information.”
Service Charges and Fees. Service charges and fees include service charges on accounts, point-of-sale fees, merchant services fees and overdraft fees. Together they constitute the largest component of our noninterest income, outside of BaaS income.
Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize a loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without the Bank assuming the interest rate risk. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. The recognition of loan referral fees fluctuates in response to these market conditions and as a result we may recognize more or less, or may not recognize any, loan referral fees in some periods. Current market conditions have made interest rate swap agreements less attractive.
Unrealized (loss)/gain on equity securities, net. During the three months ended March 31, 2025, we recognized an unrealized gain on equity securities of $16,000 compared to the same period ended March 31, 2024, when there was an unrealized gain of $15,000 recognized. We hold $3.6 million in total equity funds and investments, $3.2 million of which is in equity securities of entities that are focused on providing products to the BaaS and financial services space.
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
Comparison of the quarter ended March 31, 2025 to the comparable quarter in the prior year
The increase in noninterest expenses for the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024 was largely due to a a $6.4 million increase in BaaS loan expense, a $1.1 million increase in BaaS fraud expense, a $2.8 million increase in legal and professional expenses, a $3.5 million increase in salary and employee benefits, and a $1.3 million increase in data processing and software licenses, largely due to enhancements in technology all of which are related to the growth of Company and investments in technology and risk management.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2025	2024
Salaries and employee benefits	$21,532	$17,984	$3,548	19.7%
Legal and professional expenses	6,488	3,672	2,816	76.7
Data processing and software licenses	4,232	2,892	1,340	46.3
Occupancy	1,034	1,518	(484)	(31.9)
Point of sale expense	107	90	17	18.9
FDIC assessments	755	683	72	10.5
Director and staff expenses	631	400	231	57.8
Marketing	50	53	(3)	(5.7)
Excise taxes	722	320	402	125.6
Other	1,938	1,867	71	3.8
Noninterest expense, excluding BaaS loan and BaaS fraud expense	37,489	29,479	8,010	27.2
BaaS loan expense	32,507	26,107	6,400	24.5
BaaS fraud expense	1,993	923	1,070	115.9
BaaS loan and fraud expense	34,500	27,030	7,470	27.6
Total noninterest expense	$71,989	$56,509	$15,480	27.4%
Summary of significant noninterest expense for the three months ended March 31, 2025 compared to the three months ended March 31, 2024
A description of our largest noninterest expense categories are below:
Salaries and Employee Benefits. Salaries and employee benefits are one of the largest components of noninterest expense and include payroll expense, incentive compensation costs, equity compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits expense continues to increase, primarily due to hiring staff for our CCBX segment and additional staff for our ongoing growth initiatives. As our CCBX activities grow, and we invest more in technology we expect some continued growth in employees to support these lines of business but we are also working to automate our processes to reduce and/or slow future growth in hiring.
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
Data Processing and Software Licenses. Data processing and software licenses includes expenses related to obtaining and maintaining software required for our various functions and includes the amortization of software development costs. Data processing costs include all of our customer transaction processing and data storage, computer processing, and network costs. Data processing costs grow as we grow and add new products, customers and branches and enhance technology. Additionally, CCBX data processing expenses and software that aids in the reporting of CCBX activities and monitoring of transactions that helps to automate and create other efficiencies in reporting have resulted in increased expenses in the category. These expenses are expected to increase as we invest more in automated processing and as we grow product lines and our CCBX segment.
Occupancy. Occupancy expenses include rent, utilities, janitorial and other maintenance expenses, property insurances and taxes. Also included is depreciation on building, leasehold, furniture, fixtures and equipment. Our hybrid and remote workforce has increased, which helps keep some occupancy expenses down, however we do expect occupancy expenses to increase as we continue to grow.

Point of Sale Expenses. Point of sale expenses are incurred as part of the process that allows businesses to accept payment for goods or services. Generally, point of sale expense increases as point of sale activity increases, as does point of sale income which is recognized in other income. Point of sale expenses are primarily incurred by the community bank.
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
Excise Taxes. Excise taxes are assessed on Washington state income and are based on gross income. Gross income is reduced by certain allowed deductions and income attributed to other states is also removed to arrive at the taxable base. Excise taxes increased primarily as a result of increased income subject to excise taxes. CCBX income is sourced to the state where the partner does business, and the majority of partners are located outside the state of Washington.
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
BaaS loan and fraud expense. Our CCBX segment provides BaaS offerings that enable digital financial service providers, companies and brands to provide financial services to their customers through the Bank's CCBX segment. Included in BaaS loan and fraud expense is partner loan expense including overdraft balances and BaaS fraud expense. Partner loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. BaaS fraud expense represents noncredit fraud losses on loans and deposits originated through partners. Fraud losses are recorded when incurred as losses in noninterest expense, and the reimbursement from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. For more information on the accounting for BaaS loan and fraud expenses see the section titled “CCBX – BaaS Reporting Information.”
The following table presents, for the periods indicated, the BaaS loan and fraud expenses:

	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2025	March 31, 2024
BaaS loan expense	$32,507	$26,107
BaaS fraud expense	1,993	923
Total BaaS loan and fraud expense	$34,500	$27,030
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
Comparison of the quarter ended March 31, 2025 to the comparable quarter in the prior year
For the three months ended March 31, 2025, income tax expense totaled $2.0 million, compared to $1.9 million for the three months ended March 31, 2024. The $124,000 increase in income tax expense is the result of higher net income, partially offset by the deductibility of certain equity awards. The effective tax rate was 17.3% for the three months ended March 31, 2025, compared to 22.0% for the three months ended March 31, 2024. The effective tax rate was lower for the three months ended March 31, 2025, largely due to the impact of stock equity award deductions which fluctuate based on employee driven equity award activity, vesting terms and stock price.
Segment Information
Based on the criteria of ASC 280, Segment Reporting, we have identified three segments: the community bank, CCBX and treasury & administration. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides BaaS that enables digital financial service providers, companies and brands to provide financial services to their customers. The CCBX segment has 25 partners as of March 31, 2025, 19 that are active with six more currently in the testing or implementation stage as of March 31, 2025. The treasury & administration segment includes treasury management, overall administration and all other aspects of the Company.
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

The following table presents summary financial information for each segment for the periods indicated:

	March 31, 2025				December 31, 2024
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Assets
Cash and due from banks	$4,706	$11,388	$608,208	$624,302	$4,510	$10,894	$437,109	$452,513
Intrabank asset	—	551,533	(551,533)	—	—	411,768	(411,768)	—
Securities	—	—	46,991	46,991	—	—	47,321	47,321
Loans held for sale	—	42,132	—	42,132	—	20,600	—	20,600
Total loans receivable	1,866,533	1,650,826	—	3,517,359	1,882,988	1,603,577	—	3,486,565
Allowance for credit losses	(18,992)	(164,186)	—	(183,178)	(18,924)	(158,070)	—	(176,994)
All other assets	27,154	210,405	54,117	291,676	28,273	211,038	51,892	291,203
Total assets	$1,879,401	$2,302,098	$157,783	$4,339,282	$1,896,847	$2,099,807	$124,554	$4,121,208
Liabilities
Total deposits	$1,524,221	$2,267,008	$—	$3,791,229	$1,521,244	$2,064,088	$—	$3,585,332
Total borrowings	—	—	47,923	47,923	—	—	47,884	47,884
Intrabank liability	348,485	—	(348,485)	—	367,540	—	(367,540)	—
All other liabilities	6,695	35,090	8,428	50,213	8,062	35,720	5,506	49,288
Total liabilities	$1,879,401	$2,302,098	$(292,134)	$3,889,365	$1,896,846	$2,099,808	$(314,150)	$3,682,504

Community Bank
Community bank total assets as of March 31, 2025 decreased $17.4 million, or 0.9%, to $1.88 billion, compared to $1.90 billion as of December 31, 2024. Loans receivable net of deferred fees for the community bank segment decreased $16.5 million, or 0.9%, to $1.87 billion as of March 31, 2025, compared to $1.88 billion as of December 31, 2024. The decrease in community bank loans receivable is the result of normal balance fluctuations. Total community bank deposits increased $3.0 million, or 0.20%, as of March 31, 2025, compared to $1.52 billion as of December 31, 2024. The overall increase in community bank deposits was primarily a result of exception pricing tactics added as a strategy at the end of the first quarter of 2024 to retain deposits and more effectively compete in the market. Our cost of deposits for the community bank decreased to 1.76% for the three months ended March 31, 2025, primarily as a result of lower interest rates.
CCBX
CCBX total assets as of March 31, 2025 increased $202.3 million, or 9.6%, to $2.30 billion, compared to $2.10 billion as of December 31, 2024. During the three months ended March 31, 2025, $766.1 million in CCBX loans were transferred to loans held for sale, with $744.6 million in loans sold and $42.1 million loans remaining in loans held for sale as of March 31, 2025 compared to $20.6 million at December 31, 2024. We continue to sell loans back to the originating partner as part of our strategy to balance partner and lending limits, and manage the loan portfolio and credit quality. We retain a portion of the fee income for our role in processing transactions on sold credit card balances. This is expected to provide an on-going and recurring revenue stream without the additional on balance sheet risk. Total CCBX loans receivable increased $47.2 million, or 2.9%, to $1.65 billion as of March 31, 2025, compared to $1.60 billion as of December 31, 2024. The increase in loans receivable is the result of increased activity with CCBX partners. After deliberately reducing our other consumer and other loans portfolio during the third and fourth quarters of 2023 and first quarter of 2024 in an effort to optimize our loan portfolio, we have built back the CCBX portfolio with new loans that are more aligned with our long term objectives. CCBX allowance for credit losses increased to $164.2 million as of March 31, 2025, compared to $158.1 million as of December 31, 2024, primarily as a result of increased loan balances and the mix of loans with increased loss rates which has increased the allowance calculation/requirement. CCBX partner agreements provide for credit enhancements that cover $52.6 million, or 97.8%, of the total gross charge-offs on CCBX loans for the three months ended March 31, 2025. CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio. Total CCBX deposits increased $202.9 million, or 9.8%, to $2.27 billion, compared to $2.06 billion as of December 31, 2024, primarily as a result of growth within the CCBX relationships and new partnerships. This does not include an additional $406.3 million in CCBX deposits that were transferred off balance sheet to provide for increased FDIC insurance coverage to certain customers, compared to $273.2 million as of December 31, 2024.

Treasury & Administration
Treasury & administration total assets as of March 31, 2025 increased $33.2 million, or 26.7%, to $157.8 million, compared to $124.6 million as of December 31, 2024, primarily due to an increase in cash and due from banks. Total securities decreased $330,000, or 0.7%, to $47.0 million as of March 31, 2025, compared to $47.3 million as of December 31, 2024, primarily as a result of principal repayments on securities. Total borrowings were $47.9 million as of both March 31, 2025 and December 31, 2024.

The following tables present summary financial information for each segment for the periods indicated:

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
INTEREST INCOME AND EXPENSE
Interest income	$30,292	$67,855	$6,760	$104,907	$30,052	$55,839	$5,851	$91,742
Interest (expense) income intrabank transfer	(3,909)	6,085	(2,176)	—	(5,599)	8,151	(2,552)	—
Interest expense	6,604	21,581	660	28,845	6,013	22,854	669	29,536
Net interest income	19,779	52,359	3,924	76,062	18,440	41,136	2,630	62,206
Provision/(Recapture) for credit losses	507	55,274	—	55,781	2,010	81,148	—	83,158
Provision/(Recapture) for unfunded commitments	—	—	—	—	—	—	—	—
Net interest income/(expense) after provision for credit losses - loans and unfunded commitments	19,272	(2,915)	3,924	20,281	16,430	(40,012)	2,630	(20,952)
NONINTEREST INCOME
Service charges and fees	860	—	—	860	896	12	—	908
Other income	156	—	542	698	285	68	138	491
BaaS program income	—	6,278	—	6,278	—	4,046	—	4,046
BaaS indemnification income	—	55,641	—	55,641	—	80,731	—	80,731
Noninterest income (1)	1,016	61,919	542	63,477	1,181	84,857	138	86,176
NONINTEREST EXPENSE
Salaries and employee benefits	7,155	7,975	6,402	21,532	6,045	7,351	4,588	17,984
Occupancy	830	85	119	1,034	844	101	573	1,518
Data processing and software licenses	1,395	1,146	1,691	4,232	1,025	903	964	2,892
Legal and professional expenses	63	3,273	3,152	6,488	18	2,255	1,399	3,672
Other expense	910	1,626	1,667	4,203	1,035	799	1,579	3,413
BaaS loan expense	—	32,507	—	32,507	—	26,107	—	26,107
BaaS fraud expense	—	1,993	—	1,993	—	923	—	923
Total noninterest expense	10,353	48,605	13,031	71,989	8,967	38,439	9,103	56,509
Net income/(loss) before income taxes	9,935	10,399	(8,565)	11,769	8,644	6,406	(6,335)	8,715
Income taxes	1,587	2,007	(1,555)	2,039	1,822	1,581	(1,488)	1,915
Net income/(loss)	$8,348	$8,392	$(7,010)	$9,730	$6,822	$4,825	$(4,847)	$6,800

(1)For the three months ended March 31, 2025, CCBX noninterest income includes credit enhancements of $53.6 million, fraud enhancements of $2.0 million, and BaaS program income of $6.3 million. For the three months ended March 31, 2024, CCBX noninterest income includes credit enhancements of $79.8 million, fraud enhancements of $923,000 and BaaS program income of $4.0 million.

Comparison of the quarter ended March 31, 2025 to the comparable quarter in the prior year
Community Bank
Net interest income for the community bank was $19.8 million for the quarter ended March 31, 2025, an increase of $1.3 million, or 7.3%, compared to $18.4 million for the quarter ended March 31, 2024. The increase in net interest income is largely due an increase in loan interest income combined with lower cost of deposits resulting from lower interest rates. As a result of the community bank having higher average loans than deposits for the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024, less intrabank interest expense was allocated to the community bank. The community bank intrabank interest expense was $3.9 million for the quarter ended March 31, 2025, compared to intrabank interest expense of $5.6 million for the quarter ended March 31, 2024. There was a provision for credit losses - loans for the community bank of $507,000 for the quarter ended March 31, 2025, compared to a provision expense of $2.0 million for the quarter ended March 31, 2024; the provision in the current period was largely due to a change in the mix of community bank loans. Net charge-offs to average loans for the community bank segment was 0.00% for the quarters ended March 31, 2025, and March 31, 2024. Noninterest income for the community bank was $1.0 million, for the quarter ended March 31, 2025, a decrease of $165,000, or 14.0%, compared to $1.2 million for the quarter ended March 31, 2024. Noninterest expenses for the community bank increased $1.4 million, or 15.5%, to $10.4 million as of March 31, 2025, compared to $9.0 million as of March 31, 2024. The increase in noninterest expense is largely due to higher salaries and employee benefits and data processing and software licenses which are related to the growth of Company and investments in technology and risk management.

CCBX
Net interest income for CCBX was $52.4 million for the quarter ended March 31, 2025, an increase of $11.2 million, or 27.3%, compared to $41.1 million for the quarter ended March 31, 2024. The increase in net interest income is primarily due to loan growth from active CCBX relationships. During the quarter ended March 31, 2025 we sold $744.6 million in CCBX loans as part of our strategy to optimize our CCBX portfolio and manage credit quality, portfolio limits and partner limits. We are retaining a portion of the transaction processing fee income on sold credit card balances which provides an on-going and recurring income without balance sheet risk. As a result of having higher average deposits than loans for the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024 intrabank interest income for CCBX was $6.1 million for the quarter ended March 31, 2025, compared to $8.2 million for the quarter ended March 31, 2024. Provision for credit losses - loans was $55.3 million as a result of loan origination growth and the mix of loans for the quarter ended March 31, 2025, compared to $81.1 million for the quarter ended March 31, 2024. CCBX partner agreements provide for credit enhancements that cover $47.1 million, or 97.8% of total gross charge-offs on CCBX loans for the quarter ended March 31, 2025. The $54.3 million provision on CCBX loans includes $53.5 million for partner loans with credit enhancement on them and $847,000 on CCBX loans that the Company is responsible for. In accordance with the program agreement, the Company was responsible for credit losses on approximately 5% of a $299.8 million loan portfolio, or $19.9 million in partner loans at March 31, 2025. Noninterest income for CCBX was $61.9 million for the quarter ended March 31, 2025, a decrease of $22.9 million, or 27.0%, compared to $84.9 million for the quarter ended March 31, 2024, largely due to a decrease of $26.2 million in BaaS credit enhancements to establish a credit enhancement asset for future credit losses due from our CCBX partners, partially offset by a $2.2 million increase in BaaS program income, which was the result of increased activity with digital financial service providers and a $1.1 million increase in BaaS fraud enhancements. Noninterest expenses for CCBX increased $10.2 million, or 26.4%, to $48.6 million as of March 31, 2025, compared to $38.4 million as of March 31, 2024. The increase in noninterest expense is largely due to an increase in salaries and employee benefits, data processing and software licenses and legal and professional expenses, all of which are related to the growth of Company and investments in technology and risk management. For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”
Treasury & Administration
Net interest income for treasury & administration was $3.9 million for the quarter ended March 31, 2025, an increase of $1.3 million, or 49.2%, compared to $2.6 million for the quarter ended March 31, 2024, primarily as a result of higher interest earning deposits with other banks and lower interest expense. Noninterest income increased $404,000, or 292.8%, to $542,000 for the quarter ended March 31, 2025, compared to $138,000 for the quarter ended March 31, 2024. Noninterest expense was $13.0 million for the quarter ended March 31, 2025, and $9.1 million for the quarter ended March 31, 2024, with the increase in data processing and software license expense largely as a result of growth.

Financial Condition
Our total assets increased $218.1 million, or 5.3%, to $4.34 billion at March 31, 2025 from $4.12 billion at December 31, 2024. The increase is primarily comprised of a $164.9 million increase in interest earning deposits with other banks and a $30.8 million increase in loans receivable.
During the three months ended March 31, 2025, $766.1 million in CCBX loans were transferred to loans held for sale, with $744.6 million in loans sold. As of March 31, 2025 there were $42.1 million in loans held for sale and $20.6 million as of December 31, 2024. We will continue to sell loans back to the originating partner as part of our strategy to optimize our CCBX portfolio, manage credit quality, portfolio limits and partner limits. Additionally, on sold credit card balances we are retaining a portion of the fee income for our role in processing transactions. This is expected to provide an on-going and recurring revenue stream without the additional on balance sheet risk.
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
As of March 31, 2025, loans receivable totaled $3.52 billion, an increase of $30.8 million, or 0.9%, compared to December 31, 2024. Total loans receivable is net of $6.5 million in net deferred origination fees. The increase includes gross CCBX loan growth of $47.3 million, or 2.9%, and a decrease in gross community bank loans of $16.5 million, or 0.9%.
Loans as a percentage of deposits were 93.9% as of March 31, 2025, compared to 97.8% as of December 31, 2024. We remain focused on serving our communities and markets by growing loans and funding those loans with customer deposits.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31, 2025		As of December 31, 2024
(dollars in thousands; unaudited)	Amount	Percent	Amount	Percent
Commercial and industrial loans:
Capital call lines	$133,466	3.8%	$109,017	3.1%
All other commercial & industrial loans	178,806	5.1	184,356	5.3
Total commercial and industrial loans:	312,272	8.9	293,373	8.4
Real estate loans:
Construction, land and land development	166,551	4.7	148,198	4.2
Residential real estate	488,275	13.9	469,771	13.4
Commercial real estate	1,340,647	38.0	1,374,801	39.4
Consumer and other loans	1,216,127	34.5	1,206,876	34.6
Gross loans receivable	3,523,872	100.0%	3,493,019	100.0%
Net deferred origination fees	(6,513)		(6,454)
Loans receivable	$3,517,359		$3,486,565
Loan Yield (1)	11.33%		11.12%
(1)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.

The following tables detail the loans by segment which are included in the total loan portfolio table above:

Community Bank	As of
	March 31, 2025		December 31, 2024
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Commercial and industrial loans	$149,104	8.0%	$150,395	8.0%
Real estate loans:
Construction, land and land development loans	166,551	8.9	148,198	7.8
Residential real estate loans	202,920	10.8	202,064	10.7
Commercial real estate loans	1,340,647	71.6	1,374,801	72.8
Consumer and other loans:
Other consumer and other loans	13,326	0.7	13,542	0.7
Gross Community Bank loans receivable	1,872,548	100.0%	1,889,000	100.0%
Net deferred origination fees	(6,015)		(6,012)
Loans receivable	$1,866,533		$1,882,988
Loan Yield(1)	6.53%		6.53%
(1)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.

CCBX	As of
	March 31, 2025		December 31, 2024
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Capital call lines	$133,466	8.1%	$109,017	6.8%
All other commercial & industrial loans	29,702	1.8	33,961	2.1
Real estate loans:
Residential real estate loans	285,355	17.3	267,707	16.7
Consumer and other loans:
Credit cards	532,775	32.2	528,554	33.0
Other consumer and other loans	670,026	40.6	664,780	41.4
Gross CCBX loans receivable	1,651,324	100.0%	1,604,019	100.0%
Net deferred origination (fees) costs	(498)		(442)
Loans receivable	$1,650,826		$1,603,577
Loan Yield - CCBX (1)(2)	16.88%		16.81%
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
Commercial and Industrial Loans. Commercial and industrial loans increased $18.9 million, or 6.4%, to $312.3 million as of March 31, 2025, from $293.4 million as of December 31, 2024. The increase in commercial and industrial loans receivable over December 31, 2024 was largely due to an increase of $24.4 million in capital call lines partially offset by a $5.6 million decrease in other commercial and industrial loans.
Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory or equipment, and we generally obtain personal guarantees on these loans. Commercial and industrial loans includes $48.6 million in loans to financial institutions as of both March 31, 2025 and December 31, 2024.

Included in the commercial and industrial loan balance is $133.5 million and $109.0 million in capital call lines resulting from relationships with our CCBX partners as of March 31, 2025 and December 31, 2024, respectively, and $29.7 million and $34.0 million in CCBX other commercial loans as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 there was $149.1 million in community bank commercial and industrial loans compared to $150.4 million at December 31, 2024.
Construction, Land and Land Development Loans. Construction, land and land development loans increased $18.4 million, or 12.4%, to $166.6 million as of March 31, 2025, from $148.2 million as of December 31, 2024. The increase is attributed to some new construction and development projects.
Unfunded loan commitments for construction, land and land development loans were $72.5 million at March 31, 2025, compared to $47.8 million at December 31, 2024. Although we have seen a strong commercial and residential real estate market in the Puget Sound region thus far in 2025, the macro economic environment is continuously changing, primarily due to the pace of economic growth, inflation, changing interest rates, global trade tensions, tariffs, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters, and trade issues that have resulted in economic uncertainty.
Construction, land and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing these loans are primarily located in the Puget Sound region and are comprised of both residential and commercial properties, including owner occupied properties and investor properties. As of March 31, 2025, construction, land and land development loans included $96.7 million in commercial construction loans, $39.4 million in residential construction loans, $13.8 million in other construction, land and land development loans and $16.7 million in undeveloped land loans, compared to $83.2 million in commercial construction loans, $8.7 million in undeveloped land loans, $40.9 million in residential construction loans and $15.4 million in other construction, land and land development loans as of December 31, 2024.
Residential Real Estate Loans. Our one-to-four family residential real estate loans increased $18.5 million, or 3.9%, to $488.3 million as of March 31, 2025, from $469.8 million as of December 31, 2024, primarily due to an increase of $17.6 million in CCBX loans combined with an increase of $856,000 in community bank loans.
As of March 31, 2025, there were $285.4 million in CCBX home equity loans included in residential real estate, compared to $267.7 million at December 31, 2024, primarily as a result of increased activity. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card. These are first and second lien residential loans and require 18 months of home ownership. Term lengths are up to 30 years and lines range from $50,000 to $400,000. We sold $118.5 million in CCBX residential real estate loans year to date as of March 31, 2025.
In the past, we have purchased residential mortgages originated through other financial institutions to hold for investment for purposes of diversifying our residential mortgage loan portfolio, meeting certain regulatory requirements and increasing our interest income. We last purchased residential mortgage loans in 2018. As of both March 31, 2025 and December 31, 2024, we held $6.1 million in purchased residential real estate mortgage loans. These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards.
Like our commercial real estate loans, our residential real estate loans are secured by real estate, the value of which may fluctuate significantly over a short period of time primarily as a result of market conditions in the area in which the real estate is located. Adverse developments affecting real estate values in our market areas could therefore increase the credit risk associated with these loans, impair the value of property pledged as collateral on loans, and affect our ability to sell the collateral upon foreclosure without a loss or additional losses.
Commercial Real Estate Loans. Commercial real estate loans decreased $34.2 million, or 2.5%, to $1.34 billion as of March 31, 2025, from $1.37 billion as of December 31, 2024.
We are committed to growing the community bank portfolio in the Puget Sound region. We actively seek commercial real estate loans in our markets and our lenders are experienced in competing for these loans and managing these relationships.

We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, low rise office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10 to 25 year period with balloon payments due at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates. At March 31, 2025, approximately 32.3% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 38.0% of our loan portfolio at March 31, 2025 and are a large source of revenue. As of March 31, 2025, we held $15.9 million in purchased commercial real estate loans, compared to $20.1 million at December 31, 2024. Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans, and remains diligent in communicating and proactively working with borrowers to help mitigate potential credit deterioration.
Consumer and Other. Consumer and other loans increased $9.4 million, or 0.8%, to $1.22 billion, from $1.21 billion as of December 31, 2024, primarily as a result of growth in CCBX loans originated through our partners. We sold $570.5 million in CCBX credit cards loans and $55.5 million in CCBX consumer and other loans year to date as of March 31, 2025. We expect that we will continue to sell CCBX loans as part of our on-going strategy to manage the loan portfolio and credit quality. New loans are being booked with enhanced credit standards, which typically results in a lower interest rate than some of the higher risk loans that have paid off or that we have chosen to sell.
CCBX consumer loans totaled $1.20 billion as of March 31, 2025, compared to $1.19 billion at December 31, 2024. CCBX consumer loans include installment loans, credit cards, lines of credit and other loans. CCBX consumer loans include cash secured and unsecured consumer loans, loan products designed to help consumers build credit, lines of credit, credit cards, other loans and overdrafts. Consumer credit cards are open-ended and have interest rates ranging from 7.75% to the maximum rate allowable by state. For short-term consumer loans, both secured and unsecured options are available and typically have fully-amortizing terms ranging from three months to five years. Interest rates can be fixed or variable and range from 3.99% to the maximum allowable rate by state.
Our community bank consumer and other loans totaled $13.3 million as of March 31, 2025, compared to $13.5 million at December 31, 2024 and are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans.
Industry Exposure and Categories of Loans
We have a diversified loan portfolio, representing a wide variety of industries. Our major categories of loans are commercial real estate, consumer and other loans, residential real estate, commercial and industrial, and construction, land and land development loans. Together they represent $3.52 billion in outstanding loan balances. When combined with $2.14 billion in unused commitments the total of these categories is $5.67 billion. However, total exposure on CCBX loans is subject to portfolio and partner maximum limits and adjusted for those limits, unused commitments are limited to $2.14 billion. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our community bank loan commitments by industry for our commercial real estate portfolio as of March 31, 2025:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Community bank commercial real estate loans
Apartments	$392,740	$4,488	$397,228	7.0%	$3,927	100
Hotel/Motel	149,859	61	149,920	2.6	6,516	23
Convenience Store	138,838	561	139,399	2.5	2,314	60
Office	121,346	7,183	128,529	2.3	1,379	88
Warehouse	103,813	—	103,813	1.8	1,790	58
Retail	101,118	744	101,862	1.8	972	104
Mixed use	91,025	5,220	96,245	1.7	1,167	78
Mini Storage	73,172	8,022	81,194	1.4	3,659	20
Strip Mall	43,678	—	43,678	0.8	6,240	7
Manufacturing	36,887	370	37,257	0.7	1,272	29
Groups < 0.70% of total	88,171	2,752	90,923	1.6	1,145	77
Total	$1,340,647	$29,401	$1,370,048	24.2%	$2,082	644
As illustrated in the table below, our CCBX partners originate a large number of mostly smaller dollar loans, resulting in an average consumer loan balance of just $1,000.
The following table summarizes our loan commitments by category for our consumer and other loan portfolio as of March 31, 2025:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments (1)	Total Outstanding Balance & Available Commitment (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX consumer loans
Credit cards	$532,775	$868,969	$1,401,744	24.7%	$1.7	314,203
Installment loans	654,844	29,027	683,871	12.1	0.8	776,669
Lines of credit	627	2	629	0.0	1.3	477
Other loans	14,555	—	14,555	0.3	0.1	185,894
Community bank consumer loans
Installment loans	1,846	3	1,849	0.0	65.9	28
Lines of credit	173	357	530	0.0	5.2	33
Other loans	11,307	12,400	23,707	0.4	34.6	327
Total	$1,216,127	$910,758	$2,126,885	37.5%	$1.0	1,277,631
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.

The following table summarizes our loan commitments by category for our residential real estate portfolio as of March 31, 2025:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX residential real estate loans
Home equity line of credit	$285,355	$481,778	$767,133	13.5%	$28	10,291
Community bank residential real estate loans
Closed end, secured by first liens	164,284	1,649	165,933	3.0	533	308
Home equity line of credit	27,931	45,016	72,947	1.3	115	242
Closed end, second liens	10,705	892	11,597	0.2	357	30
Total	$488,275	$529,335	$1,017,610	18.0%	$45	10,871
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our loan commitments by industry for our commercial and industrial loan portfolio as of March 31, 2025:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments (1)	Total Outstanding Balance & Available Commitment (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX C&I loans
Capital call lines	$133,466	$514,864	$648,330	11.4%	$1,019	131
Retail and other loans	29,702	21,736	51,438	0.9	10	3,002
Community bank C&I loans
Construction/Contractor services	30,768	31,642	62,410	1.1	152	202
Financial institutions	48,648	—	48,648	0.9	4,054	12
Medical / Dental / Other care	6,721	2,739	9,460	0.2	517	13
Manufacturing	5,611	4,022	9,633	0.2	156	36
Groups < 0.20% of total	57,356	25,969	83,325	1.4	222	258
Total	$312,272	$600,972	$913,244	16.1%	$85	3,654
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.

The following table details our community bank loan commitments by category for our construction, land and land development loan portfolio as of March 31, 2025:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Community bank construction, land and land development loans
Commercial construction	$96,716	$41,654	$138,370	2.4%	$6,908	14
Residential construction	39,375	22,253	61,628	1.1	2,316	17
Developed land loans	7,788	2	7,790	0.1	556	14
Undeveloped land loans	16,684	4,185	20,869	0.4	1,112	15
Land development	5,988	4,382	10,370	0.2	665	9
Total	$166,551	$72,476	$239,027	4.2%	$2,414	69
Nonperforming Assets
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by applicable regulations. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. Installment (closed end) consumer loans and revolving (open-ended loans, such as credit cards) originated through CCBX partners typically continue to accrue interest until they are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards). These consumer loans are reported out as substandard loans, 90+ days past due and still accruing. As a result of the type of loans (primarily consumer loans) originated through our CCBX partners, we anticipate that balances 90 days past due or more and still accruing will increase as those loans grow. Additionally, some CCBX partners have instituted a collection practice that places certain loans on nonaccrual status to improve collectability. As of March 31, 2025, $16.1 million in CCBX nonaccrual loans were less than 90 days past due.
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

We had $56.4 million in nonperforming assets as of March 31, 2025, compared to $62.7 million as of December 31, 2024. This includes $36.0 million in CCBX loans more than 90 days past due and still accruing interest as of March 31, 2025, compared to $43.1 million at December 31, 2024. All of our nonperforming assets were nonperforming loans as of March 31, 2025 and December 31, 2024. This decrease was partially offset by an increase of $707,000 in CCBX nonaccrual loans primarily as a result of a new collection practice that places certain loans on nonaccrual status to improve collectibility, $16.1 million of these loans are less than 90 days past due as of March 31, 2025. Additionally, there was an increase in community bank nonaccrual loans of $89,000 during the three months ended March 31, 2025. Our nonperforming loans to loans receivable ratio was 1.60% at March 31, 2025, compared to 1.80% at December 31, 2024.

Our community bank credit quality remains strong, as demonstrated by the low level of community bank nonperforming loan balances for the three months ended March 31, 2025. CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses, when accruing consumer loans originated through CCBX partners are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards). CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio.
The following table presents information regarding nonperforming assets at the dates indicated:

(dollars in thousands; unaudited)	March 31, 2025	December 31, 2024
Nonaccrual loans:
Commercial and industrial loans	$381	$334
Consumer and other loans:
Credit cards	13,602	10,262
Other consumer and other loans	6,376	8,967
Total nonaccrual loans	20,359	19,563
Accruing loans past due 90 days or more:
Commercial & industrial loans	782	1,006
Real estate loans:
Residential real estate loans	2,407	2,608
Consumer and other loans:
Credit cards	27,187	34,490
Other consumer and other loans	5,632	4,989
Total accruing loans past due 90 days or more	36,008	43,093
Total nonperforming loans	56,367	62,656
Real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$56,367	$62,656
Total nonaccrual loans to loans receivable	0.58%	0.56%
Total nonperforming loans to loans receivable	1.60%	1.80%
Total nonperforming assets to total assets	1.30%	1.52%

The following tables detail nonperforming assets by segment which are included in the total nonperforming assets table above:

Community Bank	As of
(dollars in thousands; unaudited)	March 31, 2025	December 31, 2024
Nonaccrual loans:
Commercial and industrial loans	$189	$100
Total nonaccrual loans	189	100
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	—	—
Total nonperforming loans	189	100
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$189	$100
Total nonperforming community bank loans to total loans receivable	0.01%	—%

CCBX	As of
(dollars in thousands; unaudited)	March 31, 2025	December 31, 2024
Nonaccrual loans:
Commercial and industrial loans:
All other commercial & industrial loans	$192	$234
Consumer and other loans:
Credit cards	13,602	10,262
Other consumer and other loans	6,376	8,967
Total nonaccrual loans	20,170	19,463
Accruing loans past due 90 days or more:
Commercial & industrial loans	782	1,006
Real estate loans:
Residential real estate loans	2,407	2,608
Consumer and other loans:
Credit cards	27,187	34,490
Other consumer and other loans	5,632	4,989
Total accruing loans past due 90 days or more	36,008	43,093
Total nonperforming loans	56,178	62,556
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$56,178	$62,556
Total nonperforming CCBX loans to total loans receivable	1.60%	1.79%
As of March 31, 2025, $54.1 million of the $56.2 million in nonperforming CCBX loans were covered by CCBX partner credit enhancements. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses. Under the agreement, the CCBX partner will indemnify or reimburse the Bank for its loss/charge-off on these loans.
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
As of March 31, 2025, the allowance for credit losses totaled $183.2 million, or 5.21% of total loans. As of December 31, 2024, the allowance for credit losses totaled $177.0 million, or 5.08% of total loans.
The increase in the Company’s allowance for credit losses for the three months ended March 31, 2025 compared to December 31, 2024, is largely related to the provision for CCBX partner loans. During the three months ended March 31, 2025, a $55.3 million provision for credit losses - loans was recorded for CCBX partner loans based on management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a provision for credit losses - loans of $507,000 was needed for the three months ended March 31, 2025, largely due to a a change in the mix of community bank loans. The macro economic environment is continuously changing, primarily due to the pace of economic growth, inflation, changing interest rates, global trade tensions, tariffs, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters, and trade issues that have resulted in economic uncertainty. As described above, CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses.
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

Many CCBX partners also pledge a cash reserve account at the Bank as collateral for loss exposure which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Credit losses and recoveries typically flow through the cash reserve account. These cash reserve accounts are included in total deposits on the balance sheet. Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by indemnifying or reimbursing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligation then the Bank would be exposed to additional loan and deposit losses if the cash flows on the loans were not sufficient to fund the reimbursement of loan losses, largely as a result of this counterparty risk. If a CCBX partner does not replenish their cash reserve account the Bank may consider an alternative plan for funding the cash reserve, such as adjusting the funding amounts or timelines to better align with the partner's specific situation. If a mutually agreeable funding plan is not achieved then the Bank could declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. The Bank would evaluate any remaining credit enhancement asset from the CCBX partner in the event the partner failed to fulfill its obligations and would determine if a write-off is appropriate. If a write-off occurs, the Bank would retain the full yield and any fee income on the loan portfolio going forward, and our BaaS loan expense would decrease once default occurs and payments to the CCBX partner are stopped.
The following table presents, as of and for the periods indicated, net charge-off information by segment:

	Three Months Ended
	March 31, 2025			March 31, 2024
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$4	$53,682	$53,686	$15	$58,979	$58,994
Gross recoveries	(7)	(5,479)	(5,486)	(4)	(2,032)	(2,036)
Net charge-offs	$(3)	$48,203	$48,200	$11	$56,947	$56,958
Net charge-offs to average loans (1)	0.00%	11.99%	5.57%	0.00%	18.09%	7.30%
% of CCBX charge-offs covered by credit enhancement		97.8%			96.3%
(1)Annualized calculations shown for periods presented.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of or for the Three Months Ended March 31,
(dollars in thousands; unaudited)	2025	2024
Allowance at beginning of period	$176,994	$117,381
Provision for credit losses	54,384	79,518
Charge-offs:
Commercial and industrial loans	1,907	4,697
Residential real estate	1,605	1,143
Commercial real estate	—	—
Consumer and other	50,174	53,154
Total charge-offs	53,686	58,994
Recoveries:
Commercial and industrial loans	356	223
Residential real estate	2	2
Commercial real estate	4	—
Consumer and other	5,124	1,811
Total recoveries	5,486	2,036
Net charge-offs	48,200	56,958
Allowance at end of period	$183,178	$139,941
Allowance for credit losses to nonaccrual loans	899.74%	1761.82%
Allowance to nonperforming loans	324.97%	255.06%
Allowance to loans receivable	5.21%	4.38%

The allowance for credit losses to nonaccrual loans ratio decreased as of March 31, 2025, compared to March 31, 2024, primarily as a result of an increase in nonaccrual loans of $12.4 million, largely due to an increase in CCBX nonaccrual loans as a result of a new collection practice that places certain loans on nonaccrual status to improve collectibility, partially offset by a decrease in nonaccrual community bank loans. The allowance for credit losses increased $43.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, largely due to the increase in loans originated through our CCBX partners. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses. CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio. Net charge-offs on CCBX loans for the three months ended March 31, 2025 that were covered by credit enhancements were $47.1 million. At March 31, 2025, the allowance for credit losses for CCBX partner loans totaled $164.2 million, compared to $158.1 million at December 31, 2024.
The following table presents the loans receivable and allowance for credit losses by segment for the periods indicated:

	As of March 31, 2025			As of December 31, 2024
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Loans receivable	$1,866,533	$1,650,826	$3,517,359	$1,882,988	$1,603,577	$3,486,565
Allowance for credit losses	(18,992)	(164,186)	(183,178)	(18,924)	(158,070)	(176,994)
Allowance for credit losses to total loans receivable	1.02%	9.95%	5.21%	1.00%	9.86%	5.08%
Although we believe that we have established our allowance for credit losses in accordance with GAAP and that the allowance for credit losses was adequate to provide for expected losses in the portfolio at all times shown above, future provisions for credit losses will be subject to ongoing evaluations of the risks in our loan portfolio. We continue to have a low level of community bank charge-offs and nonperforming loans, however, the macro economic environment is continuously changing, primarily due to the pace of economic growth, inflation, changing interest rates, global trade tensions, tariffs, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters, and trade issues that have resulted in economic uncertainty. If economic conditions worsen then Washington state and Puget Sound region may experience a more severe economic downturn, and our asset quality could deteriorate, which may require material additional provisions for credit losses.
Securities
We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits, for CRA purposes or other business purposes. At March 31, 2025, our securities portfolio was invested in U.S. Agency collateralized mortgage obligations and U.S. Agency residential mortgage-backed securities for Community Reinvestment Act ("CRA") purposes. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At March 31, 2025, our loan-to-deposit ratio was 93.9%, due primarily to our growth in both loans and deposits. When our securities portfolio represents less than 5% of assets we focus on liquid securities. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we may invest excess funds to provide a higher return.
As of March 31, 2025, the amortized cost of our investment securities totaled $47.0 million, a decrease of $330,000, or 0.7%, compared to $47.3 million as of December 31, 2024. The decrease in the securities portfolio was due to principal paydowns during the three months ended March 31, 2025.
Our investment portfolio consists of only $34,000 in securities classified as AFS and $47.0 million in held-to-maturity securities for CRA purposes. The carrying values of our investment securities classified as AFS are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. As of March 31, 2025 and December 31, 2024, our AFS portfolio had an unrealized loss of $2,000 .
The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of March 31, 2025		As of December 31, 2024
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. Agency collateralized mortgage obligations	36	34	37	35
Total available-for-sale securities	36	34	37	35
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	46,957	46,988	47,286	46,705
Total held-to-maturity securities	46,957	46,988	47,286	46,705
Total investment securities	$46,993	$47,022	$47,323	$46,740
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
•The Company had a $2.2 million equity interest in a specialized bank technology company as of the quarters ended March 31, 2025, and March 31, 2024.
•The Company had a $350,000 equity interest in a technology company as of the quarters ended March 31, 2025, and March 31, 2024.
•The Company had a $47,000 and $50,000 equity interest in a technology company as of the quarters ended March 31, 2025, and March 31, 2024, respectively.

The following table shows the activity in equity investments without a readily determinable fair value for the dates shown:

	For the Three Months Ended March 31,
(dollars in thousands; unaudited)	2025	2024
Carrying value, beginning of period	$2,619	$2,622
Purchases	—	—
Observable price change	—	—
Carrying value, end of period	$2,619	$2,622
We invest in investment funds that are accelerating technology adoption by banks. These equity investments are held at fair value as reported by the funds. During the three months ended March 31, 2025, we had a net capital return of $12,499 with investment funds designed to help accelerate technology adoption at banks, and recognized net earnings of $17,000, resulting in an equity interest of $939,000 at March 31, 2025. The Company has committed up to $468,000 in capital for these investment funds, however, the Company is not obligated to fund these commitments prior to a capital call.
The following table shows the activity in investment funds for the dates shown:

	For the Three Months Ended March 31,
(dollars in thousands; unaudited)	2025	2024
Carrying value, beginning of period	910	809
Purchases/capital calls/capital returns, net	12	27
Net change recognized in earnings	17	(59)
Carrying value, end of period	$939	$777
Other Assets
Deferred tax assets, net increased $312,000 to $3.9 million and other assets decreased $2.9 million to $10.7 million as of March 31, 2025, compared to December 31, 2024.
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
Total deposits as of March 31, 2025 were $3.79 billion, an increase of $205.9 million, or 5.7%, compared to $3.59 billion as of December 31, 2024. The increase in deposits was largely in due to an increase of $202.9 million in CCBX deposits. Core deposits ended the quarter at $3.32 billion compared to $3.12 billion at December 31, 2024. We define core deposits as all deposits except time deposits and brokered deposits. Our cost of deposits for the community bank was 1.76% for the three months ended March 31, 2025. Additionally, as of March 31, 2025 there was $406.3 million in CCBX deposits that were transferred off balance sheet for increased FDIC insurance coverage and liquidity purposes.
Included in total deposits is $2.27 billion in CCBX deposits, an increase of $202.9 million, or 9.8%, compared to $2.06 billion as of December 31, 2024. CCBX customer deposit relationships include deposits with CCBX end customers, operating and non-operating deposit accounts. The deposits from our CCBX segment are generally classified as interest bearing demand and money market accounts.
Total noninterest bearing deposits as of March 31, 2025 were $539.6 million, an increase of $12.1 million, or 2.3%, compared to $527.5 million as of December 31, 2024. Noninterest bearing deposits represent 14.2% and 14.7% of total deposits for March 31, 2025 and December 31, 2024, respectively. Community bank noninterest bearing deposits totaled $481.2 million and $471.8 million at March 31, 2025 and December 31, 2024, respectively.
Total interest bearing balances, excluding time deposits, as of March 31, 2025 were $3.24 billion, an increase of $195.6 million, or 6.4%, compared to $3.04 billion as of December 31, 2024. The $195.6 million increase is primarily due to CCBX growth in interest bearing deposits combined with a decrease in community bank interest bearing deposits of $4.6 million. Included in total deposits is $420.9 million in IntraFi network interest bearing demand and money market sweep accounts as of March 31, 2025, which provides our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions. The decrease in community bank deposits is a result of normal balance fluctuations.
Total time deposit balances as of March 31, 2025 were $15.7 million, a decrease of $1.8 million, or 10.5%, from $17.5 million as of December 31, 2024. The decrease is largely due to our focus on core deposits and letting higher rate time deposits run off as they mature. We have seen competitors increase rates on time deposits, and have not globally matched their rates in response as we focus on growing and retaining less costly core deposits.
The following table sets forth deposit balances at the dates indicated:

	As of March 31, 2025		As of December 31, 2024
(dollars in thousands; unaudited)	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
Demand, noninterest bearing	$539,630	14.2%	$527,524	14.7%
Interest bearing demand and money market	2,706,024	71.4	2,529,084	70.5
Savings	76,118	2.0	66,826	1.9
Total core deposits	3,321,772	87.6	3,123,434	87.1
Other deposits	453,750	12.0	444,351	12.4
Time deposits less than $100,000	5,585	0.1	5,920	0.2
Time deposits $100,000 and over	10,122	0.3	11,627	0.3
Total	$3,791,229	100.0%	$3,585,332	100.0%
Cost of deposits (1)	3.08%		3.21%
(1)Cost of deposits is annualized for the three months ended for each period presented.

The following tables detail the deposits for the segments which are included in the total deposit portfolio table above:

Community Bank	As of
	March 31, 2025		December 31, 2024
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$481,214	31.5%	$471,838	31.0%
Interest bearing demand and money market	560,416	36.8	570,625	37.5
Savings	59,493	3.9	61,116	4.0
Total core deposits	1,101,123	72.2	1,103,579	72.5
Other deposits	407,391	26.7	400,118	26.3
Time deposits less than $100,000	5,585	0.4	5,920	0.4
Time deposits $100,000 and over	10,122	0.7	11,627	0.8
Total Community Bank deposits	$1,524,221	100.0%	$1,521,244	100.0%
Cost of deposits(1)	1.76%		1.86%
(1)Cost of deposits is annualized for the three months ended for each period presented.

CCBX	As of
	March 31, 2025		December 31, 2024
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$58,416	2.6%	$55,686	2.7%
Interest bearing demand and money market	2,145,608	94.6	1,958,459	94.9
Savings	16,625	0.7	5,710	0.3
Total core deposits	2,220,649	97.9	2,019,855	97.9
Other deposits	46,359	2.1	44,233	2.1
Total CCBX deposits	$2,267,008	100.0%	$2,064,088	100.0%
Cost of deposits (1)	4.01%		4.19%
(1)Cost of deposits is annualized for the three months ended for each period presented.
The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(dollars in thousands; unaudited)	As of March 31, 2025	As of December 31, 2024
Maturity Period:
Three months or less	$3,814	$3,381
Over three through six months	1,253	2,857
Over six through twelve months	3,619	3,473
Over twelve months	1,436	1,916
Total	$10,122	$11,627
Weighted average maturity (in years)	0.70	0.73
Average deposits for the three months ended March 31, 2025 were $3.71 billion, an increase of 11.6% compared to $3.32 billion for the three months ended March 31, 2024. The increase in average deposits was primarily in interest bearing deposits. We expect deposits to increase with continued growth in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by branch managers, treasury service personnel and lenders.

The average rate paid on total deposits was 3.08% for the three months ended March 31, 2025, compared to 3.49% for the three months ended March 31, 2024. The average rate paid on interest bearing demand and money market accounts decreased 0.64% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The average rate paid on other deposits increased 3.38% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The average rate paid on time deposits of less than $100,000 increased 0.30% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The average rate paid on time deposits greater than $100,000 increased 1.49% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The average rate paid on savings decreased 0.03% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The overall lower average rate of 3.08% paid on interest bearing accounts in the three months ended March 31, 2025 compared to 3.49% for the three months ended March 31, 2024 is due to lower interest rates.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended March 31,
	2025		2024
(dollars in thousands; unaudited)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)
Demand, noninterest bearing	$543,784	0.00%	$595,693	0.00%
Interest bearing demand and money market	2,627,738	3.75	2,636,805	4.39
Savings	71,353	0.35	75,441	0.37
Other deposits	451,008	3.38	1	0.00
Time deposits less than $100,000	5,706	0.78	7,591	0.48
Time deposits $100,000 and over	10,579	2.11	9,046	0.62
Total deposits	$3,710,168	3.08%	$3,324,577	3.49%
(1)Annualized calculations shown for periods presented.
The ratio of average noninterest bearing deposits to average total deposits for the three months ended March 31, 2025 was 14.7% compared to 17.9% three months ended March 31, 2024.
Uninsured Deposits
The FDIC insures our deposits up to $250,000 per depositor, per insured bank for each account ownership category. Deposits that exceed insurance limits are uninsured. At March 31, 2025, deposits totaled $3.79 billion, of which total estimated uninsured deposits were $558.8 million, or 14.7% of total deposits, compared to $543.0 million, or 15.1% of total deposits as of December 31, 2024. The Bank is using sweep deposits to provide our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.
Estimated uninsured time deposits totaled $2.5 million as of March 31, 2025. The table below shows the estimated uninsured time deposits, by account, for the maturity periods indicated:

(dollars in thousands; unaudited)	As of March 31, 2025
Maturity Period:
Three months or less	$1,117
Over three through six months	—
Over six through twelve months	1,178
Over twelve months	170
Total	$2,465

Borrowings
We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of March 31, 2025 and March 31, 2024, total borrowing capacity of $475.5 million and $468.7 million, respectively, was available under this arrangement. As of March 31, 2025 and 2024, Federal Reserve advances totaled zero. Additional loans were pledged in 2023 to significantly increase the borrowing capacity of the Bank in the event of a liquidity crisis.
Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of March 31, 2025 and March 31, 2024, we had borrowing capacity of $186.8 million and $173.3 million, respectively, with the FHLB. As of March 31, 2025 and 2024, FHLB advances totaled zero.
Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I (the “Trust”), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. Prior to June 30, 2023, the debentures bore interest at a rate per annum equal to the three-month LIBOR plus 2.10%. Beginning with rate adjustments subsequent to June 30, 2023, the rate is based off three-month CME Term SOFR plus a spread adjustment of 0.26% and margin of 2.10%. The effective rate as of March 31, 2025 and December 31, 2024 was 6.66% and 6.72%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture, subject to Federal Reserve approval. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.
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

Liquidity and Capital Resources
Liquidity Management
Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, and operational, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity management. Deposits obtained through our CCBX segment are a significant source of liquidity for us. If a relationship with a large CCBX partner terminates, the exit of those deposits could have an adverse impact on liquidity. Partner program agreements govern the relationship and are valid for a given period of time. Prior to exiting, the partner would need to provide us adequate notice as stipulated in the agreement that they were not going to renew the program agreement and intend to move the deposits. The movement to an alternate BaaS provider is cumbersome and would be over a period of time, which would allow us the opportunity to put alternate liquidity in place; those options are more fully discussed below. As of March 31, 2025, we have two partners with deposits that are in excess of 10% of total deposits and represent 46% of total deposits.
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
The Company has pledged loans and securities totaling $979.5 million and $957.9 million at March 31, 2025 and December 31, 2024, respectively, for borrowing lines at the FHLB and FRB. Additional loans were pledged during 2023 to significantly increase the borrowing capacity of the Bank in the event of a liquidity crisis. The Bank had the ability and capacity to borrow up to $662.4 million from FHLB and the FRB discount window at March 31, 2025. There were no borrowings taken under these facilities during the twelve-months ended March 31, 2025 so the Bank has the maximum capacity in the event of a liquidity emergency.
The Bank’s current liquidity position is supported by liquid assets (cash and investments on the balance sheet), liabilities (capacity to borrow funds the same day), low levels of uninsured deposits ($558.8 million at March 31, 2025) and alternative sources of funds including the capacity to borrow up to $662.4 million from FHLB, the FRB discount window, on a same day basis and a $50.0 million line of credit with a banker’s bank. Cash on the balance sheet and borrowing capacity of $1.34 billion represented 35.3% of total deposits and exceeded the $558.8 million in uninsured deposits as of March 31, 2025. The board of directors and management is cognizant of the risk of uninsured deposits and has used fully insured IntraFi Network reciprocal deposits to reduce uninsured deposit. Fully insured IntraFi network reciprocal deposits totaled $420.9 million and $414.0 million at March 31, 2025 and December 31, 2024, respectively. Uninsured deposits totaled $558.8 million at March 31, 2025 and totaled $543.0 million at December 31, 2024.
The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs. During the quarter ended December 31, 2024, the Company completed a public offering of 1,380,000 shares of its common stock at a price to the public of $71.00 per share. Gross proceeds from the offering of $98.0 million, before deducting underwriting discounts and offering expenses, will be used for general corporate purposes, including, without limitation, to support investment opportunities and the Bank’s growth. A total of $50.0 million of those proceeds were contributed to the Bank in 2024, and the balance of the amount was retained in cash at the Company level. The Company currently holds $45.5 million in cash for debt servicing and operating purposes. In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs.
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
As of March 31, 2025, and December 31, 2024, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized" for purposes of the Federal Reserve's prompt corrective action regulations. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on our level of earnings; however, the capital raise completed in December 2024 strengthened our regulatory capital levels. We expect to monitor and control growth in order to remain in compliance with all regulatory capital standards applicable to us. In addition, the Company maintains an effective registration statement on Form S-3 with the Securities and Exchange Commission which allows the Company to raise additional capital in an amount up to $102.0 million. The Company raised $98.0 million in December 2024 and $34.5 million in December 2021. The Company, through a private placement, raised $25.0 million in subordinated debt in 2021 and repaid $10.0 million of subordinated debt with the proceeds and used the remainder for general corporate purposes. On November 1, 2022 the Company, through a private placement, raised $20.0 million of subordinated debt with the proceeds to be used for general corporate purposes. The Company contributed $15.0 million of the capital raised to the Bank in March 2023.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes(1)		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
(dollars in thousands; unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Tier 1 Leverage Capital (to average assets)
Company	$453,410	10.67%	$170,020	4.00%	N/A	N/A
Bank Only	448,956	10.57%	169,888	4.00%	212,359	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	449,910	12.13%	166,909	4.50%	N/A	N/A
Bank Only	448,956	12.12%	166,658	4.50%	240,728	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	453,410	12.22%	222,545	6.00%	N/A	N/A
Bank Only	448,956	12.12%	222,210	6.00%	296,280	8.00%
Total Capital (to risk-weighted assets)
Company	546,510	14.73%	296,726	8.00%	N/A	N/A
Bank Only	496,988	13.42%	296,280	8.00%	370,351	10.00%
December 31, 2024
Tier 1 Leverage Capital (to average assets)
Company	$442,193	10.78%	$164,052	4.00%	N/A	N/A
Bank Only	436,116	10.64%	163,919	4.00%	204,899	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	438,693	12.04%	163,952	4.50%	N/A	N/A
Bank Only	436,116	11.99%	163,717	4.50%	236,480	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	442,193	12.14%	218,602	6.00%	N/A	N/A
Bank Only	436,116	11.99%	218,289	6.00%	291,052	8.00%
Total Capital (to risk-weighted assets)
Company	534,390	14.67%	291,470	8.00%	N/A	N/A
Bank Only	483,247	13.28%	291,052	8.00%	363,816	10.00%
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

Material Cash Requirements and Capital Resources
The following table provides the material cash requirements from known contractual and other obligations as of as of March 31, 2025:

		Payments Due by Period
(dollars in thousands; unaudited)	Total	Less than 1 Year	Over 1 year	Other (1)
Cash requirements
Time Deposits	$15,707	$12,893	$2,814	$—
Subordinated notes	45,000	—	45,000	—
Junior subordinated debentures	3,609	—	3,609	—
Deferred compensation plans	362	78	284	—
Operating and finance leases	6,234	1,058	5,176	—
Non-maturity deposits	3,321,772	—	—	3,321,772
Equity investment commitment	468	468	—	—
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
As of March 31, 2025 we had $2.14 billion in commitments to extend credit, compared to $1.96 billion as of December 31, 2024. The $180.1 million increase is largely attributed to a $151.8 million increase in credit cards, related to CCBX loans, a $29.8 million increase in residential real estate commitments, related to CCBX loans, an increase of $23.2 million in consumer and other loan commitments, related to CCBX consumer loans, and a $13.3 million increase in commercial construction loans, partially offset by a $36.1 million decrease in commercial and industrial capital call line commitments.

The following table presents commitments associated with outstanding commitments to extend credit, standby and commercial letters of credit and equity investment commitments as of the periods indicated:

(dollars in thousands; unaudited)	As of March 31, 2025	As of December 31, 2024
Commitments to extend credit:
Commercial and industrial loans	$86,108	$94,589
Commercial and industrial loans - capital call lines	514,864	550,948
Construction – commercial real estate loans	50,221	36,873
Construction – residential real estate loans	22,255	10,929
Residential real estate loans	529,335	499,516
Commercial real estate loans	29,401	34,222
Credit cards	868,969	717,198
Consumer and other loans	41,789	18,553
Total commitments to extend credit	$2,142,942	$1,962,828
Standby letters of credit	$1,042	$1,042
Equity investment commitment	$468	$480
We have portfolio limits with our each of our partners to manage loan concentration risk, liquidity risk, and counter-party partner risk. For example, as of March 31, 2025, capital call lines outstanding balance totaled $133.5 million, and while commitments totaled $514.9 million the commitments are cancelable, and are also limited to a maximum of $350.0 million by agreement with the partner. These limits allow us to manage portfolio concentrations with partners and by loan type.
The following table shows the CCBX maximum portfolio sizes by loan category as of March 31, 2025.

		As of March 31, 2025	As of December 31, 2024
(dollars in thousands; unaudited)	Type of Lending	Maximum Portfolio Size		Increase/(decrease)
Commercial and industrial loans:
Capital call lines	Business - Venture Capital	$350,000	$350,000	$—
All other commercial & industrial loans	Business - Small Business	475,720	480,069	(4,349)
Real estate loans:
Home equity lines of credit	Home Equity - Secured Credit Cards	375,000	375,000	—
Consumer and other loans:
Credit cards	Credit Cards - Primarily Consumer	850,000	820,000	30,000
Installment loans	Consumer	1,814,541	1,774,533	40,008
Other consumer and other loans	Consumer - Secured Credit Builder & Unsecured consumer	4,739	5,398	(659)
		$3,870,000	$3,805,000	$65,000
Total Existing Portfolio Size		$1,650,826	$1,603,577	$47,249
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer. As of March 31, 2025, $1.43 billion in commitments to extend credit are unconditionally cancelable, compared to $1.30 billion at December 31, 2024. The increase in unconditionally cancelable commitments is attributed to growth and a change in the mix of the CCBX loan portfolio. Commitments that are unconditionally cancelable allow us to better manage loan growth, credit concentrations and liquidity. We also limit CCBX partners to a maximum aggregate customer loan balance originated and held on our balance sheet, as shown in the table above.

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
Selected Financial Data
The following table shows the Company’s key performance ratios for the periods indicated.

	Three Months Ended
(unaudited)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024

Return on average assets (1)	0.93%	1.30%	1.34%	1.21%	0.73%
Return on average equity (1)	8.91%	14.90%	16.67%	15.22%	9.21%
Yield on earnings assets (1)	10.32%	10.24%	10.79%	10.49%	10.21%
Yield on loans receivable (1)	11.33%	11.12%	11.44%	11.22%	11.01%
Cost of funds (1)	3.11%	3.24%	3.62%	3.60%	3.52%
Cost of deposits (1)	3.08%	3.21%	3.59%	3.58%	3.49%
Net interest margin (1)	7.48%	7.23%	7.42%	7.12%	6.92%
Noninterest expense to average assets (1)	6.87%	6.54%	6.42%	6.05%	6.10%
Noninterest income to average assets (1)	6.06%	7.19%	7.85%	7.22%	9.30%
Efficiency ratio	51.59%	46.02%	42.65%	42.84%	38.08%
Loans receivable to deposits (2)	93.89%	97.82%	94.33%	93.75%	92.29%
(1)Annualized calculations shown for periods presented.
(2)Including loans held for sale.
CCBX – BaaS Reporting Information
During the three months ended March 31, 2025, $53.6 million was recognized in noninterest income BaaS credit enhancements related to the establishment of a credit enhancement asset for credit losses indemnified by our strategic partners and reserved for unfunded commitments for CCBX partner loans and deposits. Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by indemnifying or reimbursing incurred losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans, unfunded commitments and negative deposit accounts. When the provision for credit losses - loans and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner legal commitment to indemnify or reimburse losses. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner or taken from the partner's cash reserve account. Agreements with our CCBX partners also provide protection to the Bank from fraud by indemnifying or reimbursing incurred fraud losses. BaaS fraud includes noncredit fraud losses on loans and deposits originated through partners. Fraud losses are recorded when incurred as losses in noninterest expense, and the enhancement received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. CCBX partners bear most of the responsibility for credit and fraud losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio. Many CCBX partners also pledge a cash reserve account at the Bank which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by indemnifying or reimbursing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligation then the Bank would be exposed to additional loan and deposit losses if the cash flows on the loans were not sufficient to fund the reimbursement of loan losses, as a result of this counterparty risk. If a CCBX partner does not replenish their cash reserve account the Bank may consider an alternative plan for funding the cash reserve. This may involve the possibility of adjusting the funding amounts or timelines to better align with the partner's specific situation. If a mutually agreeable funding plan is not achieved then the Bank could declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. The Bank would evaluate any remaining credit enhancement asset from the CCBX partner in the event the partner failed to determine if a write-off is appropriate. If a write-off occurs the Bank would retain the full yield and any fee income on the loan portfolio going forward, and our BaaS loan expense would decrease once default occurred and payments to the CCBX partner were stopped.
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
The following table illustrates how CCBX partner loan income and expenses are recorded in the financial statements:

Loan income and related loan expense	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2025	March 31, 2024
BaaS loan interest income	$67,855	$55,839
Less: BaaS loan expense	32,507	26,107
Net BaaS loan income (2)	35,348	29,732
Net BaaS loan income divided by average BaaS loans (1)(2)	8.79%	9.45%
Yield on loans (1)	16.88%	17.74%
(1)Annualized calculations shown for periods presented.
(2)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
The increased activity of CCBX partners has resulted in increases in program fees and interest for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The following tables are a summary of the direct fees, expenses and interest components of BaaS for the periods indicated and are not inclusive of all income and expense related to BaaS.

Interest income	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2025	March 31, 2024
Loan interest income	$67,855	$55,839
Total BaaS interest income	$67,855	$55,839

Interest expense	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2025	March 31, 2024
BaaS interest expense	$21,581	$22,854
Total BaaS interest expense	$21,581	$22,854

	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2025	March 31, 2024
BaaS program income:
Servicing and other BaaS fees	$1,419	$1,131
Transaction and interchange fees	3,833	2,661
Reimbursement of expenses	1,026	254
Total BaaS program income	6,278	4,046
BaaS indemnification income:
BaaS credit enhancements	53,648	79,808
BaaS fraud enhancements	1,993	923
BaaS indemnification income	55,641	80,731
Total noninterest BaaS income	$61,919	$84,777
Servicing and other BaaS fees increased $288,000 three months ended March 31, 2025 compared to the three months ended March 31, 2024, while transaction and interchange fees increased $1.2 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. We expect servicing and other BaaS fees to decrease and transaction and interchange fees to increase as partner activity grows and contracted minimum fees are replaced with recurring fees, which exceed those minimum fees. Additionally, we expect reimbursement of expenses to increase as we continue to bill partners for incurred expenses.

	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2025	March 31, 2024
BaaS loan and fraud expense:
BaaS loan expense	$32,507	$26,107
BaaS fraud expense	1,993	923
Total BaaS loan and fraud expense	$34,500	$27,030
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
Reconciliations of the GAAP and non-GAAP measures are presented in the following table.

	As of and for the Three Months Ended
(dollars in thousands; unaudited)	March 31, 2025	March 31, 2024
Net BaaS loan income divided by average CCBX loans:
CCBX loan yield (GAAP)(1)	16.88%	17.74%
Total average CCBX loans receivable	$1,630,088	$1,265,857
Interest and earned fee income on CCBX loans (GAAP)	67,855	55,839
BaaS loan expense	(32,507)	(26,107)
Net BaaS loan income	$35,348	$29,732
Net BaaS loan income divided by average CCBX loans (1)	8.79%	9.45%

CCBX net interest margin, net of BaaS loan expense:
CCBX net interest margin (1)	9.72%	8.88%
CCBX earning assets	2,184,869	1,864,156
Net interest income (GAAP)	52,359	41,136
Less: BaaS loan expense	(32,507)	(26,107)
Net interest income, net of BaaS loan expense	$19,852	$15,029
CCBX net interest margin, net of BaaS loan expense (1)	3.68%	3.24%
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
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decrease in current fair market values. Our objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. The FOMC raised interest rates 0.25% in mid-March 2022, 1.25% in the second quarter of 2022, 1.50% in the third quarter of 2022, 1.25% in the fourth quarter of 2022, 0.50% in the first quarter 2023, and 0.25% in the second quarter 2023 and 0.25% in the third quarter of 2023. During the third quarter 2024, the FOMC lowered interest rates, for the first time since 2023, by 0.50% resulting with a Fed Funds target rate of 5.00%. After both the November 7th and December 18th FOMC meeting, the Fed Funds target rate was lowered by 0.25%, resulting in a Fed Funds target rate of 4.50%. No further changes were made to the Fed Funds target rate during the first quarter of 2025, therefore it remains at 4.50% as of March 31, 2025. The timing and magnitude of any future and potential rate changes, expected to be further rate cuts, remains uncertain but will likely be closely tied to future inflationary trends. The impact of this and any future increases or decreases will impact financial results.
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
The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

(unaudited)
Change in Market Interest Rates	Twelve Month Projection As of March 31, 2025	Twelve Month Projection As of December 31, 2024
Static Balance Sheet and Rate Shifts
+400 basis points	(5.8)%	(8.0)%
+300 basis points	(4.3)%	(5.9)%
+200 basis points	(2.8)%	(3.9)%
+100 basis points	(1.4)%	(1.9)%
-100 basis points	1.2%	1.8%
-200 basis points	2.2%	3.4%
-300 basis points	3.0%	4.8%
-400 basis points	3.3%	5.7%

Dynamic Balance Sheet and Rate Shifts
+400 basis points	(3.7)%	(5.5)%
+300 basis points	(2.8)%	(4.1)%
+200 basis points	(1.8)%	(2.6)%
+100 basis points	(0.9)%	(1.3)%
-100 basis points	0.7%	1.2%
-200 basis points	1.3%	2.2%
-300 basis points	1.7%	3.0%
-400 basis points	1.5%	3.3%
The results illustrate that the Company’s static balance sheet remains liability sensitive, however, the dynamic balance sheet is slightly more neutral to rate shifts. As the Company’s composition has shifted over time due to the growth of the CCBX segment to more variable/adjustable in nature, our interest rate risk profile has been mitigated, reducing variability in both rising and falling rate environments, as the community bank and CCBX segments work to offset one another. The community bank segment remains asset sensitive and generally performs better in an increasing interest rate environment. For the community bank, the drivers are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, offering rates on these community bank deposits change more slowly than changes in short-term market rates. For the CCBX segment, the offering rates on the loan portfolio are modeled using partner contractual net yields which mostly adjust immediately with market shifts. For this CCBX portfolio, the offering rates on approximately 75% of loans and the majority of deposits nearly fully reprice with changes in market rates. During 2023, one of the material CCBX lending partners contractual yields converted to a fixed rate product, continuing to reduce the overall variability in the Company’s balance sheet. As of March 31, 2025, the Company’s overall funding mix continues to be more heavily weighted towards the CCBX deposits which are primarily variable rate deposits aiding with the neutrality of the balance sheet and the overall shift to liability sensitive in the static model. The assumptions incorporated into the simulation model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact that fluctuations in market interest rates have on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions, the shape of the interest yield curve, and the application and timing of various assumptions and strategies.
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

Previously Identified Material Weaknesses
As previously reported in our Annual Report on Form 10-K filed with the SEC on March 17, 2025, we have identified material weaknesses in internal control over financial reporting. These material weaknesses resulted from (i) an ineffective control environment, which did not maintain the risk assessment and control activities components of the COSO framework resulting in the Company not appropriately designing and implementing sufficient internal controls around the accounting and financial reporting related to information provided by BaaS partners; (ii) a deficiency in the design of controls related to the BaaS lending partner accounting policies reflected in BaaS partner reports that could impact the Company’s use of such reports to record interest income, BaaS loan expense and the related balance sheet accounts; and (iii) a deficiency in the design of controls related to the proper presentation of BaaS partner interchange fees on point of sale transactions that conforms with the Company’s adopted accounting policies. As a result, certain amounts included in interest income, non-interest income, BaaS loan expense, non-interest expense, and the related balance sheet accounts were not recognized in accordance with U.S. generally accepted accounting principles, which required a restatement of the financial statements for the year ended December 31, 2023, and the interim quarterly periods in 2024 and 2023.

Remediation Plan
Since identifying the material weaknesses, management, under the oversight of the Audit Committee has committed to remediate these deficiencies. The Company continues to execute on its remediation plan, which includes implementing controls to:

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
Change in Internal Control over Financial Reporting.
Other than the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.
Item 1A. Risk Factors
For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which are incorporated by reference herein. As of March 31, 2025, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2025.
The Company did not repurchase any of its equity securities during the three months ended March 31, 2025 and does not have any authorized share repurchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter months ended March 31, 2025, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	May 8, 2025	By:	/s/ Eric M. Sprink
Eric M. Sprink
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 8, 2025	By:	/s/ Joel G. Edwards
Joel G. Edwards
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)