Form 10-Q
period 2025-06-30
COASTAL FINANCIAL CORP
filed 2025-08-08
CIK 1437958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2025, there were 15,109,090 shares of the issuer’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands)

ASSETS
	June 30, 2025	December 31, 2024
Cash and due from banks	$29,546	$36,533
Interest earning deposits with other banks	690,213	415,980
Investment securities, available for sale, at fair value	33	35
Investment securities, held to maturity, at amortized cost	45,544	47,286
Other investments	12,521	10,800
Loans held for sale	60,474	20,600
Loans receivable	3,540,330	3,486,565
Allowance for credit losses	(164,794)	(176,994)
Total loans receivable, net	3,375,536	3,309,571
CCBX credit enhancement asset	167,779	181,890
CCBX receivable	13,009	14,138
Premises and equipment, net	29,052	27,431
Lease right-of-use assets	4,891	5,219
Accrued interest receivable	20,849	21,104
Bank-owned life insurance, net	13,648	13,375
Deferred tax asset, net	3,829	3,600
Other assets	13,635	13,646
Total assets	$4,480,559	$4,121,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$3,913,571	$3,585,332
Subordinated debt, net
Principal amount $45,000 (less unamortized debt issuance costs of $632 and $707) at June 30, 2025 and December 31, 2024, respectively	44,368	44,293
Junior subordinated debentures, net
Principal amount $3,609 (less unamortized debt issuance costs of $17 and $18 at June 30, 2025 and December 31, 2024, respectively)	3,592	3,591
Deferred compensation	295	332
Accrued interest payable	954	962
Lease liabilities	5,063	5,398
CCBX payable	32,939	29,171
Other liabilities	18,068	13,425
Total liabilities	4,018,850	3,682,504
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at June 30, 2025 and December 31, 2024; issued and outstanding: zero shares at June 30, 2025 and December 31, 2024	—	—
Common stock, no par value:
Authorized: 300,000,000 shares at June 30, 2025 and December 31, 2024; 15,093,036 shares at June 30, 2025 issued and outstanding and 14,935,298 shares at December 31, 2024 issued and outstanding	230,423	228,177
Retained earnings	231,287	210,529
Accumulated other comprehensive loss, net of tax	(1)	(2)
Total shareholders’ equity	461,709	438,704
Total liabilities and shareholders’ equity	$4,480,559	$4,121,208
See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$98,867	$90,879	$197,014	$176,770
Interest on interest earning deposits with other banks	8,085	5,683	14,155	10,463
Interest on investment securities	626	686	1,276	1,720
Dividends on other investments	219	174	259	211
Total interest income	107,797	97,422	212,704	189,164
INTEREST EXPENSE
Interest on deposits	30,400	30,578	58,585	59,445
Interest on borrowed funds	660	672	1,320	1,341
Total interest expense	31,060	31,250	59,905	60,786
Net interest income	76,737	66,172	152,799	128,378
PROVISION FOR CREDIT LOSSES	32,211	62,325	87,992	145,483
Net interest income/(expense) after provision for credit losses	44,526	3,847	64,807	(17,105)
NONINTEREST INCOME
Service charges and fees	913	946	1,773	1,854
Loan referral fees	—	—	—	168
Unrealized gain (loss) on equity securities, net	(439)	9	(423)	24
Other income	853	257	1,535	565
Noninterest income, excluding BaaS program income and BaaS indemnification income	1,327	1,212	2,885	2,611
Servicing and other BaaS fees	1,539	1,525	2,958	2,656
Transaction and interchange fees	5,109	2,934	8,942	5,595
Reimbursement of expenses	646	857	1,672	1,111
BaaS program income	7,294	5,316	13,572	9,362
BaaS credit enhancements	31,268	60,826	84,916	140,634
BaaS fraud enhancements	2,804	1,784	4,797	2,707
BaaS indemnification income	34,072	62,610	89,713	143,341
Total noninterest income	42,693	69,138	106,170	155,314
NONINTEREST EXPENSE
Salaries and employee benefits	21,401	16,973	42,883	34,913
Occupancy	915	985	1,949	2,014
Data processing and software licenses	5,541	3,977	10,423	7,455
Legal and professional expenses	5,962	3,311	11,850	6,930
Point of sale expense	69	72	176	162
Excise taxes	681	(706)	1,403	(386)
Federal Deposit Insurance Corporation ("FDIC") assessments	790	690	1,545	1,373
Director and staff expenses	612	470	1,243	870
Marketing	50	14	100	67
Other expense	1,524	1,383	3,462	3,250
Noninterest expense, excluding BaaS loan and BaaS fraud expense	37,545	27,169	75,034	56,648
BaaS loan expense	32,483	29,011	64,990	55,118
BaaS fraud expense	2,804	1,784	4,797	2,707
BaaS loan and fraud expense	35,287	30,795	69,787	57,825
Total noninterest expense	72,832	57,964	144,821	114,473
Income before provision for income taxes	14,387	15,021	26,156	23,736
PROVISION FOR INCOME TAXES	3,359	3,425	5,398	5,340
NET INCOME	$11,028	$11,596	$20,758	$18,396
Basic earnings per common share	$0.73	$0.86	$1.38	$1.38
Diluted earnings per common share	$0.71	$0.84	$1.36	$1.34
Weighted average number of common shares outstanding:
Basic	15,033,296	13,412,667	14,998,097	13,376,832
Diluted	15,447,923	13,736,508	15,248,776	13,706,713
See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET INCOME	$11,028	$11,596	$20,758	$18,396
OTHER COMPREHENSIVE INCOME (LOSS), before tax
Securities available-for-sale
Unrealized holding income during the period	—	1	—	535
Income tax expense related to unrealized holding gain/(loss)	—	(1)	1	(69)
OTHER COMPREHENSIVE INCOME, net of tax	—	—	1	466
COMPREHENSIVE INCOME	$11,028	$11,596	$20,759	$18,862
See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands)

	Shares of Common Stock	Amount of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, March 31, 2024	13,407,320	$131,601	$172,110	$(2)	$303,709
Net income	—	—	11,596	—	11,596
Issuance of restricted stock awards	16,698	—	—	—	—
Vesting of restricted stock units	7,237	—	—	—	—
Exercise of stock options	22,550	289	—	—	289
Stock-based compensation	—	1,099	—	—	1,099
BALANCE, June 30, 2024	13,453,805	$132,989	$183,706	$(2)	$316,693

BALANCE, December 31, 2023	13,304,339	$130,136	$165,310	$(468)	$294,978
Net income	—	—	18,396	—	18,396
Issuance of restricted stock awards	16,698	—	—	—	—
Vesting of restricted stock units	65,078	—	—	—	—
Exercise of stock options	67,690	574	—	—	574
Stock-based compensation	—	2,279	—	—	2,279
Other comprehensive loss, net of tax	—	—	—	466	466
BALANCE, June 30, 2024	13,453,805	$132,989	$183,706	$(2)	$316,693

BALANCE, March 31, 2025	15,009,225	$229,659	$220,259	$(1)	$449,917
Net income	—	—	11,028	—	11,028
Issuance of restricted stock awards, net of 326 shares held to cover for taxes	9,713	—	—	—	—
Vesting of restricted stock units, net of 16,092 shares held to cover for taxes	17,136	(1,411)	—	—	(1,411)
Exercise of stock options, net of 1,654 shares held to cover for exercise and taxes	34,344	181	—	—	181
Stock-based compensation	—	1,994	—	—	1,994
BALANCE, June 30, 2025	15,070,418	$230,423	$231,287	$(1)	$461,709

BALANCE, December 31, 2024	14,935,298	$228,177	$210,529	$(2)	$438,704
Net income	—	—	20,758	—	20,758
Issuance of restricted stock awards, net of 326 shares held to cover for taxes	9,713	—	—	—	—
Vesting of restricted stock units, net of 27,383 shares held to cover for taxes	72,707	(2,381)	—	—	(2,381)
Exercise of stock options, net of 5,720 shares held to cover for exercise and taxes	52,700	21	—	—	21
Stock-based compensation	—	4,534	—	—	4,534
Stock issuance and net proceeds from public offering, adjustment	—	72	—	—	72
Other comprehensive income, net of tax	—	—	—	1	1
BALANCE, June 30, 2025	15,070,418	$230,423	$231,287	$(1)	$461,709
See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,758	$18,396
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	87,992	145,483
Depreciation and amortization	3,221	1,965
Increase in operating lease right-of-use assets	430	419
Increase in operating lease liabilities	(437)	(425)
Net amortization on investment securities	13	3
Unrealized holding loss (gain) on equity investment, net	423	(24)
Stock-based compensation	4,534	2,279
Increase in bank-owned life insurance value	(255)	(244)
Deferred tax (benefit) expense	(228)	1,516
Net change in CCBX receivable	1,129	(2,432)
Net change in CCBX credit enhancement asset	14,111	(41,175)
Net change in CCBX payable	3,768	(1,112)
Net change in other assets and liabilities	2,261	4,191
Total adjustments	116,962	110,444
Net cash provided by operating activities	137,720	128,840
CASH FLOWS FROM INVESTING ACTIVITIES
Change in other investments, net	(2,144)	(413)
Principal paydowns of investment securities available-for-sale	3	4
Principal paydowns of investment securities held-to-maturity	1,729	1,679
Maturities and calls of investment securities available-for-sale	—	100,000
Purchase of bank owned life insurance	(18)	(18)
Proceeds from sales of loans held for sale	2,044,298	255,672
Purchase of loans	—	(20,705)
Increase in loans receivable, net	(2,235,451)	(640,176)
Purchases of premises and equipment, net	(4,842)	(4,408)
Net cash used by investing activities	(196,425)	(308,365)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, and savings	331,828	186,334
Net decrease in time deposits	(3,589)	(3,266)
Proceeds from exercise of stock options, net of shares withheld to cover	21	574
Net cash for shares held to cover on restricted stock vesting	(2,381)	—
Proceeds from public offering, expense true-up	72	—
Net cash provided by financing activities	325,951	183,642
NET CHANGE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	267,246	4,117
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	452,513	483,128
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of quarter	$719,759	$487,245
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$59,913	$60,679
Income taxes paid	6,583	3,628
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$—	$535
Operating and finance lease right-of-use assets	$102	$122
Lease liabilities arising from obtaining right-of-use assets	$102	$122
Non-cash investing and financing activities:
Transfer from loans to loans held for sale	$2,084,172	$255,672
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
The Company operates through the Bank and is headquartered in Everett, Washington, which by population is the largest city in Snohomish County. The Company’s business is conducted through three reportable segments: The community bank, CCBX and treasury & administration. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows digital financial service providers, companies and brands to offer their customers banking services. The CCBX segment had a total of 29 partners, at varying stages, as of June 30, 2025. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments.
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
Financial statement presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting requirements and with instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 17, 2025. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the entire year.
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

Subsequent Events - The Company has evaluated events and transactions subsequent to June 30, 2025 for potential recognition or disclosure.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company expects this ASU to only impact its disclosure requirements and does not expect the adoption of this ASU to have a material impact on its business operations or Consolidated Statements of Financial Condition.
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

Note 3 - Investment Securities
The following table summarizes the amortized cost, fair value, and allowance for credit losses and the corresponding amounts of gross unrealized gains and losses of available-for-sale securities recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses of held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands; unaudited)
June 30, 2025
Available-for-sale
U.S. Agency collateralized mortgage obligations	$34	$—	$(1)	$33	$—
Total available-for-sale securities	34	—	(1)	33	—
Held-to-maturity
U.S. Agency residential mortgage-backed securities	45,544	407	(333)	45,618	—
Total investment securities	$45,578	$407	$(334)	$45,651	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands; unaudited)
December 31, 2024
Available-for-sale
U.S. Agency collateralized mortgage obligations	$37	$—	$(2)	$35	$—
Total available-for-sale securities	37	—	(2)	35	—
Held-to-maturity
U.S. Agency residential mortgage-backed securities	47,286	149	(730)	46,705	—
Total investment securities	$47,323	$149	$(732)	$46,740	$—
Accrued interest on available-for-sale securities was less than $1,000 at June 30, 2025 and December 31, 2024, accrued interest on held-to-maturity securities was $210,000 and $218,000 at June 30, 2025 and December 31, 2024, respectively. Accrued interest on securities is excluded from the balances in the preceding table of securities receivable, and is included in accrued interest receivable on the Company's consolidated balance sheets.
The amortized cost and fair value of debt securities at June 30, 2025, by contractual maturity, are shown below. Currently, the portfolio consists of mortgage-backed securities and collateralized mortgage obligations which are not due at a single maturity date. Expected maturities will differ from contractual maturities because issuers or the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands; unaudited)
June 30, 2025
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	34	33	45,544	45,618
	$34	$33	$45,544	$45,618

Investments in debt securities with an amortized cost of $5.1 million at June 30, 2025 and $19.2 million as of December 31, 2024, were pledged to secure public deposits and for other purposes as required or permitted by law and an additional $36.4 million and $24.0 million in securities were pledged for borrowing lines at June 30, 2025 and December 31, 2024, respectively.
During the six months ended June 30, 2025, no securities matured and no securities were purchased.
There were no sales of securities during the six months ended June 30, 2025 or 2024.
There were eight securities with a $334,000 unrealized loss as of June 30, 2025. There were sixteen securities with a $732,000 unrealized loss as of December 31, 2024. The following table shows the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands; unaudited)
June 30, 2025
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$—	$33	$1	$33	$1
Total available-for-sale securities	—	—	33	1	33	1
Held-to-maturity
U.S. Agency residential mortgage-backed securities	2,309	3	10,059	330	12,368	333
Total investment securities	$2,309	$3	$10,092	$331	$12,401	$334

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands; unaudited)
December 31, 2024
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$—	$35	$2	$35	$2
Total available-for-sale securities	—	—	35	2	35	2
Held-to-maturity
U.S. Agency residential mortgage-backed securities	27,781	219	10,292	511	38,073	730
Total investment securities	$27,781	$219	$10,327	$513	$38,108	$732
Management has evaluated the above securities and does not believe that any individual unrealized loss as of June 30, 2025, will be recognized into income. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline in fair value is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. Management believes there is a high probability of collecting all contractual amounts due, because all of the securities in the portfolio are backed by government agencies or government sponsored enterprises. However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one year time horizon or perhaps even until maturity. Based on management's analysis no allowance for credit losses was required on these securities.

Note 4 - Loans and Allowance for Credit Losses
Loans Held for Sale
During the six months ended June 30, 2025, $2.08 billion in CCBX loans were transferred to loans held for sale, with $2.04 billion in loans sold. These loans were sold at par. The Company sells CCBX loans to manage loan portfolio size by partner and by loan category. Partner loan limits are established and documented in the relevant partner agreement. There were $60.5 million loans held for sale as of June 30, 2025 and $20.6 million loans held for sale as of December 31, 2024.
Loans Held for Investment
The composition of the loan portfolio is as follows as of the periods indicated:

	June 30,	December 31,
	2025	2024
	(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$149,926	$150,395
Real estate loans:
Construction, land and land development loans	194,150	148,198
Residential real estate loans	198,844	202,064
Commercial real estate loans	1,310,882	1,374,801
Consumer and other loans:
Other consumer and other loans	12,230	13,542
Gross Community Bank loans receivable	1,866,032	1,889,000
CCBX
Commercial and industrial loans:
Capital call lines	$199,675	$109,017
All other commercial & industrial loans	26,142	33,961
Real estate loans:
Residential real estate loans	234,786	267,707
Consumer and other loans:
Credit cards	533,925	528,554
Other consumer and other loans	686,321	664,780
Gross CCBX loans receivable	1,680,849	1,604,019
Total gross loans receivable	3,546,881	3,493,019
Net deferred origination fees and premiums	(6,551)	(6,454)
Loans receivable	$3,540,330	$3,486,565
Accrued interest on loans, which is excluded from the balances in the preceding table of loans receivable, was $20.2 million and $20.5 million at June 30, 2025 and December 31, 2024, respectively, and was included in accrued interest receivable on the Company's consolidated balance sheets. Accrued interest on loans is net of an allowance of $602,000 and zero at June 30, 2025 and December 31, 2024, respectively.
Included in commercial and industrial loans as of June 30, 2025 and December 31, 2024, is $199.7 million and $109.0 million, respectively in capital call lines, provided to venture capital firms through one of our BaaS clients. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our BaaS client and the underwriting is reviewed by the Bank on every line/loan.
Consumer and other loans includes overdrafts of $14.6 million and $7.4 million at June 30, 2025 and December 31, 2024, respectively. Community bank overdrafts were $18,000 and $147,000 at June 30, 2025 and December 31, 2024, respectively and CCBX overdrafts were $14.6 million and $7.3 million at June 30, 2025 and December 31, 2024, respectively.

The Company has pledged loans totaling $918.1 million at June 30, 2025 and $933.9 million at December 31, 2024, for borrowing lines at the FHLB and FRB. Loans are pledged to increase and maintain the borrowing capacity of the Bank in the event of a liquidity crisis.
The balance of SBA and United States Department of Agriculture ("USDA") loans and participations sold and serviced for others totaled $2.6 million and $4.1 million at June 30, 2025 and December 31, 2024, respectively.
The gross balance of Main Street Lending Program (“MSLP”) loans participated and serviced for others, totaled $46.3 million at June 30, 2025 and $50.3 million at December 31, 2024, with $2.4 million in MSLP loans on the balance sheet and included in commercial and industrial loans at June 30, 2025 compared to $2.6 million at December 31, 2024. Servicing is retained on the gross balance.
The Company, through the Bank, at times purchases individual loans at fair value as of the acquisition date. The Company held purchased loans with remaining balances that totaled $4.5 million and $6.1 million as of June 30, 2025 and December 31, 2024, respectively. Unamortized premiums on these loans totaled $87,000 and $117,000 as of June 30, 2025 and December 31, 2024, respectively, and are amortized into interest income over the life of the loans. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan.
The Company, through the Bank, has purchased participation loans with remaining balances totaling $27.2 million and $29.2 million as of June 30, 2025 and December 31, 2024, respectively. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan and underwritten to the Bank's credit standards.
The Company, through the Bank, purchased loans from CCBX partners, at par, through agreements with those CCBX partners, and those loans had a remaining balance of $157.0 million as of June 30, 2025 and $208.0 million as of December 31, 2024. As of June 30, 2025, $153.6 million is included in consumer and other loans and $3.4 million is included in commercial and industrial loans, compared to $202.7 million in consumer and other loans and $5.4 million in commercial and industrial loans as of December 31, 2024.
The following is a summary of the Company’s loan portfolio segments:
Commercial and industrial loans – Commercial and industrial loans are secured by business assets including inventory, receivables and machinery and equipment of businesses located generally in the Company’s primary market area and capital calls on venture and investment funds. Also included in commercial and industrial loans are $26.1 million in unsecured CCBX partner loans. Loan types include revolving lines of credit, term loans, PPP loans, and loans secured by liquid collateral such as cash deposits or marketable securities. Also included in commercial and industrial loans are loans to other financial institutions. The Company issues letters of credit on behalf of its customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.
As of June 30, 2025, $199.7 million in outstanding CCBX capital call lines are included in commercial and industrial loans compared to $109.0 million at December 31, 2024. Capital call lines are provided to venture capital firms and investment funds. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our CCBX partner and the underwriting is reviewed by the Bank on every line/loan. These loans bear a lower rate of interest, but have less credit risk due to the way the loans are structured compared to other commercial loans.
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
As of June 30, 2025, $234.8 million in loans originated through CCBX partners are included in residential real estate loans, compared to $267.7 million at December 31, 2024. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card. Home equity lines of credit are classified as residential real estate per regulatory guidelines.
Commercial real estate (includes owner occupied and non-owner occupied) loans – Commercial real estate loans include various types of loans for which the Company holds real property as collateral. We have commercial mortgage loans totaling $380.8 million that are collateralized by owner-occupied real-estate and $553.9 million that are collateralized by non-owner-occupied real estate, as well as $363.7 million of multi-family residential loans and $12.4 million of farmland loans, as of June 30, 2025. The primary risks of commercial real estate loans include the borrower’s inability to pay, material decreases in the value of the collateralized real estate and significant increases in interest rates, which may make the real estate loan unprofitable. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.
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
As of June 30, 2025, $1.22 billion in CCBX loans are included in consumer and other loans compared to $1.19 billion at December 31, 2024. Not included in this category are home equity lines of credit that are secured by residential real estate and are accessed by using a credit card of $234.8 million and $267.7 million as of June 30, 2025 and December 31, 2024, respectively. These credit card accessed home equity lines of credit are classified as residential real estate per regulatory guidelines.

The following chart breaks out our consumer loan portfolio by segment and type of loan as of June 30, 2025. The largest portion of our consumer portfolio is comprised of CCBX installment loans and credit card loans. These loans are further divided to show the total secured and unsecured amounts in each of these categories. The average overall outstanding consumer loan balance is small at $895.

(dollars in thousands; unaudited)	Outstanding Balance	% of Total Outstanding Balance Consumer Loans	Average Loan Balance	Number of Loans
CCBX consumer loans
Installment loans - cash secured	$128,861	10.5%
Installment loans - unsecured	542,228	43.9
Installment loans - total	671,089	54.4	$0.8	796,927
Credit cards - cash secured	364	0.0
Credit cards - unsecured	533,561	43.3
Credit cards - total	533,925	43.3	1.6	337,749
Lines of credit	676	0.1	0.9	715
Other loans	14,556	1.2	0.1	240,653
Community bank consumer loans
Lines of credit	178	0.0	5.7	31
Installment loans	738	0.1	30.8	24
Other loans	11,314	0.9	32.6	347
Total	$1,232,476	100.0%	$0.9	1,376,446
The following chart breaks out our consumer loan portfolio by segment and type of loan as of December 31, 2024. The largest portion of our consumer portfolio is comprised of CCBX installment loans and credit card loans. These loans are further divided to show the total secured and unsecured amounts in each of these categories. The average overall outstanding consumer loan balance is small at $1,044.

(dollars in thousands; unaudited)	Outstanding Balance	% of Total Outstanding Balance Consumer Loans	Average Loan Balance	Number of Loans
CCBX consumer loans
Installment loans - cash secured	$127,014	10.5%
Installment loans - unsecured	529,783	43.9
Installment loans - total	656,797	54.4	$1.0	690,596
Credit cards - cash secured	211	0.0
Credit cards - unsecured	528,343	43.8
Credit cards - total	528,554	43.8	1.8	301,799
Lines of credit	722	0.1	1.4	524
Other loans	7,261	0.6	—	163,026
Community bank consumer loans
Lines of credit	181	0.0	5.7	32
Installment loans	1,917	0.2	68.5	28
Other loans	11,444	0.9	30.6	374
Total	$1,206,876	100.0%	$1.0	1,156,379

Past Due and Nonaccrual Loans
The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
June 30, 2025
Community Bank
Commercial and industrial loans	$1,977	$93	$2,070	$147,856	$149,926	$—
Real estate loans:
Construction, land and land development	—	1,697	1,697	192,453	194,150	—
Residential real estate	—	—	—	198,844	198,844	—
Commercial real estate	453	—	453	1,310,429	1,310,882	—
Consumer and other loans	17	—	17	12,213	12,230	—
Total community bank	$2,447	$1,790	$4,237	$1,861,795	$1,866,032	$—
CCBX
Commercial and industrial loans:
Capital call lines	$—	$—	$—	$199,675	$199,675	$—
All other commercial & industrial loans	1,600	926	2,526	23,616	26,142	926
Real estate loans:
Residential real estate loans	3,133	1,817	4,950	$229,836	$234,786	1,817
Consumer and other loans:
Credit cards	22,448	27,366	49,814	$484,111	$533,925	23,116
Other consumer and other loans	25,049	6,808	31,857	654,464	686,321	6,775
Total CCBX	$52,230	$36,917	$89,147	$1,591,702	$1,680,849	$32,634
Total Consolidated	$54,677	$38,707	$93,384	$3,453,497	3,546,881	$32,634
Less net deferred origination fees and premiums					(6,551)
Loans receivable					$3,540,330

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
December 31, 2024
Community Bank
Commercial and industrial loans	$97	$—	$97	$150,298	$150,395	$—
Real estate loans:
Construction, land and land development	—	—	—	148,198	148,198	—
Residential real estate	—	—	—	202,064	202,064	—
Commercial real estate	—	—	—	1,374,801	1,374,801	—
Consumer and other loans	7	—	7	13,535	13,542	—
Total community bank	$104	$—	$104	$1,888,896	$1,889,000	$—
CCBX
Commercial and industrial loans:
Capital call lines	$—	$—	$—	$109,017	$109,017	$—
All other commercial & industrial loans	1,950	1,006	2,956	31,005	33,961	1,006
Real estate loans:
Residential real estate loans	3,335	2,608	5,943	$261,764	$267,707	$2,608
Consumer and other loans:
Credit cards	27,652	36,505	64,157	$464,397	$528,554	$34,490
Other consumer and other loans	19,840	5,224	25,064	$639,716	$664,780	$4,989
Total CCBX	52,777	45,343	98,120	1,505,899	1,604,019	43,093
Total Consolidated	52,881	45,343	98,224	3,394,795	3,493,019	43,093
Less net deferred origination fees and premiums					(6,454)
Loans receivable					$3,486,565
There were $32.6 million in CCBX loans past due 90 days or more and still accruing interest as of June 30, 2025, and $43.1 million as of December 31, 2024. This is attributed to loans originated through CCBX lending partners which continue to accrue interest up to 180 days past due. As of June 30, 2025 and December 31, 2024, $31.6 million and $41.8 million, respectively of loans past due 90 days or more and still accruing interest are covered by credit enhancements provided by our CCBX partners that protect the Bank against losses.
The accrual of interest on community bank loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are 90 days past due as to either principal or interest, unless they are well secured and in the process of collection.  Installment/closed-end, and revolving/open-end consumer loans originated through CCBX lending partners typically continue to accrue interest until 120 and 180 days past due, respectively and an allowance is recorded through provision expense for these expected losses. Some CCBX partners have instituted a collection practice that places certain loans on nonaccrual status to improve collectibility. As of June 30, 2025, $20.1 million of these nonaccrual CCBX loans were less than 90 days past due, compared to $17.2 million as of December 31, 2024. For installment/closed-end and revolving/open-end consumer loans originated through CCBX lending partners with balances outstanding beyond 120 days and 180 days past due, respectively, principal and capitalized interest outstanding is charged off against the allowance and accrued interest outstanding is reversed against interest income. These consumer loans are reported as nonperforming/substandard, 90 days or more days past due and still accruing.

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
An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	June 30,			December 31,
	2025			2024
	Total Nonaccrual	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual	Nonaccrual with No ACL	Nonaccrual with ACL
	(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$2,145	$2,052	$93	$100	$100	$—
Real estate loans:
Construction, land and land development	1,697	1,697	—	—	—	—
Total Community Bank nonaccrual loans	$3,842	$3,749	$93	$100	$100	$—
CCBX
Commercial and industrial loans	$188	$—	$188	$234	$—	$234
Consumer and other loans:
Credit cards	20,140	—	20,140	10,262	—	10,262
Consumer and other consumer loans	4,063	—	4,063	8,967	—	8,967
Total CCBX nonaccrual loans	$24,391	$—	$24,391	$19,463	$—	$19,463
Total Consolidated nonaccrual loans	$28,233	$3,749	$24,484	$19,563	$100	$19,463

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
There was one modified loan for a community bank borrower experiencing financial difficulty in the three and six months ended June 30, 2025, and no community bank loans were modified in the three and six months ended June 30, 2024. The Company has no commitment to lend additional amounts to this borrower.
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
.

				Financial Effect of the Loan Modifications
June 30, 2025	Principal Forgiveness & Interest Rate Reduction	Total	Total Class of Financing Receivable	Principal Forgiveness	Weighted Average Interest Rate Reduction
	(dollars in thousands)
Community Bank
Commercial and industrial loans	$91	$91	0.06%	$82	9.75%
Total	$91	$91	—%	$82	9.75%

December 31, 2024	Principal Forgiveness & Interest Rate Reduction	Total	Total Class of Financing Receivable	Principal Forgiveness	Weighted Average Interest Rate Reduction
	(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$101	$101	0.07%	$82	9.75%
Total	$101	$101	0.01%	$82	9.75%
The following table presents the CCBX loans at June 30, 2025 that were both experiencing financial difficulty and were modified during the twelve months prior to June 30, 2025 by class and by type of modification. The percentage of the loans that were modified to borrowers in financial distress as compared to the total CCBX loans of each class is also presented below.

June 30, 2025	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Total	Total Class of Financing Receivable
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$1,535	$—	$149	$1,684	6.44%
Consumer and other loans:
Credit cards	14,194	—	34,388	—	48,582	9.10
Other consumer and other loans	—	7,119	—	3,163	10,282	1.50
Total	$14,194	$8,654	$34,388	$3,312	$60,548	1.71%

December 31, 2024	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Principal Forgiveness, Payment Delay & Term Extension	Total	Total Class of Financing Receivable
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$1,790	$—	$235	$—	$2,025	5.96%
Consumer and other loans:
Credit cards	11,067	—	17,287	—	—	28,354	5.36
Other consumer and other loans	—	6,873	—	8,645	34	15,552	2.27
Total	$11,067	$8,663	$17,287	$8,880	$34	$45,931	1.32%
The Company has committed to lend additional amounts totaling $44,000 to the borrowers included in the table above as of June 30, 2025.
The performance of loans modified is monitored to understand the effectiveness of the modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months:

June 30, 2025	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$403	$144	$547
Consumer and other loans:
Credit cards	15,498	12,886	28,384
Other consumer and other loans	1,593	576	2,169
Total CCBX	$17,494	$13,606	$31,100

December 31, 2024	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$281	$139	$420
Consumer and other loans:
Credit cards	9,436	11,181	20,617
Other consumer and other loans	1,055	388	1,443
Total CCBX	$10,772	$11,708	$22,480
The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the preceding 12 months ended June 30, 2025:

June 30, 2025	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$60	—%	1.8
Consumer and other loans:
Credit cards	10,831	15.1	n/a
Other consumer and other loans	4,809	—	2.0
Total CCBX	$15,700	15.1%	1.9

December 31, 2024	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$138	—%	1.4
Consumer and other loans:
Credit cards	7,938	14.6	n/a
Other consumer and other loans	6,001	—	1.7
Total CCBX	$14,077	14.6%	0.8
The following table presents the total of loans that had a payment default during the preceding 12 months ended June 30, 2025 and which were modified for borrowers experiencing financial difficulty in the twelve months prior to that default.

June 30, 2025	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Total
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$957	$—	$—	$957
Consumer and other loans:
Credit cards	6,186	—	25,289	—	31,475
Other consumer and other loans	—	3,892	—	341	4,233
Total	$6,186	$4,849	$25,289	$341	$36,665

December 31, 2024	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Total
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$1,070	$—	$77	$1,147
Consumer and other loans:
Credit cards	10,417	—	12,050	—	22,467
Other consumer and other loans	—	4,184	—	1,715	5,899
Total	$10,417	$5,254	$12,050	$1,792	$29,513
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
	(dollars in thousands; unaudited)
As of June 30, 2025
Commercial and industrial loans
Risk rating
Pass	$39,115	$10,020	$41,508	$11,372	$3,900	$5,841	$31,011	$2,857	$145,624
Other Loan Especially Mentioned	97	17	—	—	1,251	—	792	—	2,157
Substandard	—	—	—	1,961	—	—	184	—	2,145
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - All other commercial and industrial loans	$39,212	$10,037	$41,508	$13,333	$5,151	$5,841	$31,987	$2,857	$149,926
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of June 30, 2025
Real estate loans - Construction, land and land development loans
Risk rating
Pass	$79,500	$81,740	$22,106	$2,126	$742	$2,055	$3,518	$—	$191,787
Other Loan Especially Mentioned	—	—	—	666	—	—	—	—	666
Substandard	—	—	—	1,697	—	—	—	—	1,697
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Construction, land and land development loans	$79,500	$81,740	$22,106	$4,489	$742	$2,055	$3,518	$—	$194,150
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real estate loans - Residential real estate loans
Risk rating
Pass	$13,465	$28,398	$36,027	$37,915	$24,061	$25,907	$30,548	$435	$196,756
Other Loan Especially Mentioned	—	—	—	—	—	—	235	—	235
Substandard	1,853	—	—	—	—	—	—	—	1,853
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Residential real estate loans	$15,318	$28,398	$36,027	$37,915	$24,061	$25,907	$30,783	$435	$198,844
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate loans - Commercial real estate loans
Risk rating
Pass	$134,993	$254,389	$263,092	$212,818	$118,643	$283,605	$11,032	$1,804	$1,280,376
Other Loan Especially Mentioned	15,378	—	8,788	3,469	149	2,722	—	—	30,506
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Commercial real estate loans	$150,371	$254,389	$271,880	$216,287	$118,792	$286,327	$11,032	$1,804	$1,310,882
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of June 30, 2025
Consumer and other loans - Other consumer and other loans
Risk rating
Pass	$212	$40	$8,254	$—	$218	$3,325	$181	$—	$12,230
Other Loan Especially Mentioned	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans - Other consumer and other loans	$212	$40	$8,254	$—	$218	$3,325	$181	$—	$12,230
Current period gross charge-offs	$15	$—	$—	$—	$—	$—	$—	$—	$15

Total community bank loans receivable
Risk rating
Pass	$267,285	$374,587	$370,987	$264,231	$147,564	$320,733	$76,290	$5,096	$1,826,773
Other Loan Especially Mentioned	15,475	17	8,788	4,135	1,400	2,722	1,027	—	33,564
Substandard	1,853	—	—	3,658	—	—	184	—	5,695
Doubtful	—	—	—	—	—	—	—	—	—
Total community bank loans	$284,613	$374,604	$379,775	$272,024	$148,964	$323,455	$77,501	$5,096	$1,866,032
Current period gross charge-offs	$15	$—	$—	$—	$—	$—	$—	$—	$15

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
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
	(dollars in thousands; unaudited)
As of June 30, 2025
Commercial and industrial loans - Capital call lines
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$199,675	$—	$199,675
Nonperforming	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - Capital call lines	$—	$—	$—	$—	$—	$—	$199,675	$—	$199,675
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans - All other commercial and industrial loans
Payment performance
Performing	$—	$220	$16,563	$2,738	$—	$6	$5,501	$—	$25,028
Nonperforming	—	38	716	91	—	—	269	—	1,114
Total commercial and industrial loans - All other commercial and industrial loans	$—	$258	$17,279	$2,829	$—	$6	$5,770	$—	$26,142
Current period gross charge-offs	$173	$3	$2,790	$445	$4	$4	$226	$—	$3,645

Real estate loans - Residential real estate loans
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$229,941	$3,028	$232,969
Nonperforming	—	—	—	—	—	—	1,817	—	1,817
Total real estate loans - Residential real estate loans	$—	$—	$—	$—	$—	$—	$231,758	$3,028	$234,786
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$3,157	$—	$3,157

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of June 30, 2025
Consumer and other loans - Credit cards
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$490,634	$35	$490,669
Nonperforming	—	—	—	—	—	—	43,256	—	43,256
Total consumer and other loans - Credit cards	$—	$—	$—	$—	$—	$—	$533,890	$35	$533,925
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$57,731	$—	$57,731

Consumer and other loans - Other consumer and other loans
Payment performance
Performing	$244,711	$267,183	$107,384	$31,763	$1,191	$141	$23,110	$—	$675,483
Nonperforming	308	3,443	4,986	1,752	197	5	147	—	10,838
Total consumer and other loans - Other consumer and other loans	$245,019	$270,626	$112,370	$33,515	$1,388	$146	$23,257	$—	$686,321
Current period gross charge-offs	$5,142	$14,292	$11,376	$3,540	$285	$35	$8,248	$—	$42,918

Total CCBX loans receivable
Payment performance
Performing	$244,711	$267,403	$123,947	$34,501	$1,191	$147	$948,861	$3,063	$1,623,824
Nonperforming	308	3,481	5,702	1,843	197	5	45,489	—	57,025
Total CCBX loans	$245,019	$270,884	$129,649	$36,344	$1,388	$152	$994,350	$3,063	$1,680,849
Current period gross charge-offs	$5,315	$14,295	$14,166	$3,985	$289	$39	$69,362	$—	$107,451

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
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

Allowance for Credit Losses ("ACL")
CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by reimbursing most losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans, reclassified negative deposit accounts and accrued interest receivable on CCBX loans. When the provision for CCBX credit losses and provision for unfunded commitments are recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements). Expected losses are recorded in the allowance for credit losses. The credit enhancement asset is reduced when credit enhancement payments are received from the CCBX partner or taken from the partner's cash reserve account. CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by reimbursing the Bank for the losses. If the partner is unable to fulfill its contracted obligations then the Bank could be exposed to the loss of the reimbursement and credit enhancement income. In accordance with the program agreement for one CCBX partner, the Company is responsible for credit losses on approximately 5% of a $296.3 million loan portfolio that are without credit enhancement reimbursements. At June 30, 2025, 5% of this portfolio represented $19.8 million in loans. The partner is responsible for reimbursing credit losses on approximately 95% of this portfolio and for fraud losses on 100% of this portfolio. The Company earns 100% of the interest income on the aforementioned $19.8 million of loans.

The following tables summarize the allocation of the ACL, as well as the activity in the ACL attributed to various segments in the loan portfolio, as of and for the three and six months ended June 30, 2025 and for the three and six months ended June 30, 2024:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands; unaudited)
Three Months Ended June 30, 2025
ACL balance, March 31, 2025	$10,066	$4,531	$13,443	$8,110	$147,028	$—	$183,178
Provision for credit losses or (recapture)	221	734	239	(810)	30,545	—	30,929
	10,287	5,265	13,682	7,300	177,573	—	214,107
Loans charged-off	(1,738)	—	(1,552)	—	(50,490)	—	(53,780)
Recoveries of loans previously charged-off	205	—	94	—	4,168	—	4,467
Net charge-offs	(1,533)	—	(1,458)	—	(46,322)	—	(49,313)
ACL balance, June 30, 2025	$8,754	$5,265	$12,224	$7,300	$131,251	$—	$164,794

Six Months Ended June 30, 2025
ACL balance, December 31, 2024	$11,051	$3,439	$12,250	$8,456	$141,798	$—	$176,994
Provision for credit losses or (recapture)	787	1,826	3,035	(1,160)	80,825	—	85,313
	11,838	5,265	15,285	7,296	222,623	—	262,307
Loans charged-off	(3,645)	—	(3,157)	—	(100,664)	—	(107,466)
Recoveries of loans previously charged-off	561	—	96	4	9,292	—	9,953
Net charge-offs	(3,084)	—	(3,061)	4	(91,372)	—	(97,513)
ACL balance, June 30, 2025	$8,754	$5,265	$12,224	$7,300	$131,251	$—	$164,794

Three Months Ended June 30, 2024
ACL balance, March 31, 2024	$10,831	$6,551	$14,650	$7,503	$100,406	$—	$139,941
Provision for credit losses or (recapture)	4,968	(441)	1,744	(184)	55,803	—	61,890
	15,799	6,110	16,394	7,319	156,209	—	201,831
Loans charged-off	(3,870)	—	(864)	—	(50,473)	—	(55,207)
Recoveries of loans previously charged-off	271	—	2	—	1,981	—	2,254
Net (charge-offs) recoveries	(3,599)	—	(862)	—	(48,492)	—	(52,953)
ACL Balance, June 30, 2024	$12,200	$6,110	$15,532	$7,319	$107,717	$—	$148,878

Six Months Ended June 30, 2024
ACL Balance, December 31, 2023	$8,894	$6,386	$13,049	$7,441	$81,611	$—	$117,381
Provision for credit losses or (recapture)	11,379	(276)	4,486	(122)	125,941	—	141,408
	20,273	6,110	17,535	7,319	207,552	—	258,789
Loans charged-off	(8,567)	—	(2,007)	—	(103,627)	—	(114,201)
Recoveries of loans previously charged-off	494	—	4	—	3,792	—	4,290
Net charge-offs	(8,073)	—	(2,003)	—	(99,835)	—	(109,911)
ACL Balance, June 30, 2024	$12,200	$6,110	$15,532	$7,319	$107,717	$—	$148,878

There was a provision for unfunded commitments of $1.5 million and $2.1 million, respectively for the three and six months ended June 30, 2025 and a provision for unfunded commitments of $435,000 and $4.1 million, respectively for the three and six months ended June 30, 2024. There was a provision recapture for accrued interest receivable of $182,000 for the three months ended June 30, 2025 and a provision of $602,000 for the six months ended June 30, 2025 on CCBX loans, there was no provision for accrued interest receivable for the three and six months ended June 30, 2024.
The following table presents the collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of the dates indicated:

	Real Estate	Business Assets	Total	ACL
	(dollars in thousands; unaudited)
June 30, 2025
Commercial and industrial loans	$—	$2,144	$2,144	$93
Real estate loans:
Residential real estate	3,551	—	3,551	—
Total	$3,551	$2,144	$5,695	$93

	Business Assets	Total	ACL
	(dollars in thousands; unaudited)
December 31, 2024
Commercial and industrial loans	$100	$100	$—
Total	$100	$100	$—
Note 5 - Deposits
The composition of consolidated deposits consisted of the following at the periods indicated:

	June 30, 2025	December 31, 2024
	(dollars in thousands; unaudited)
Demand, noninterest bearing	$555,355	$527,524
Interest bearing demand and money market	2,776,813	2,529,084
Savings	109,456	66,826
Total core deposits	3,441,624	3,123,434
Other deposits	457,989	444,351
Time deposits less than $250,000	9,950	11,252
Time deposits $250,000 and over	4,008	6,295
Total deposits	$3,913,571	$3,585,332
The following table presents the maturity distribution of time deposits as of June 30, 2025:

(dollars in thousands; unaudited)	As of June 30, 2025
Twelve months	$11,145
One to two years	1,489
Two to three years	852
Three to four years	195
Four to five years	277
$13,958

Included in other deposits is $452.4 million in IntraFi network interest bearing demand and money market sweep accounts as of June 30, 2025, compared to $414.0 million at December 31, 2024, which provides our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.
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
The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating and finance lease liabilities. The weighted average discount rate as of June 30, 2025 was 4.01% for operating leases and 4.75% for finance leases and is based off the discount rate at the time the lease is originated or renewed.
The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantees.
Leases with terms of 12 months or less are not included in ROU assets and lease liabilities recorded in the Company’s consolidated balance sheet. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis. At June 30, 2025, lease expiration dates ranged from 8 months to 20 years, with additional renewal options on certain leases typically ranging from 12 months to 10 years. At June 30, 2025, the weighted average remaining lease term inclusive of renewal options that the Company is reasonably certain to renew for the Company’s operating leases was 8.0 years. The weighted average remaining lease term for the Company's finance lease was 1.3 years.
Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $291,000 and $582,000, respectively for the three and six months ended June 30, 2025 and $297,000 and $596,000, respectively for the three and six months ended June 30, 2024. Variable lease components, such as inflation adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.
Amortization expense for finance leases is recognized on a straight-line basis over the lease term and amounted to $8,000 and $17,000, respectively for the three and six months ended June 30, 2025. Interest on finance leases was $500 and $1,000, respectively for the three and six months ended June 30, 2025. This was a new lease in 2024, so there was $26,000 amortization or interest expense for the three and six months ended June 30, 2024.
The following table presents the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew, at June 30, 2025:

	Operating	Finance
(dollars in thousands; unaudited)	June 30, 2025	June 30, 2025

July 1 to December 31, 2025	$513	$18
2026	1,011	26
2027	945	—
2028	694	—
2029	459	—
2030 and thereafter	2,282	—
Total lease payments	5,904	44
Less: amounts representing interest	884	1
Present value of lease liabilities	$5,020	$43

The following table presents the components of total lease expense, including finance lease costs and operating cash flows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(dollars in thousands; unaudited)
Lease expense:
Operating lease expense (1)	$252	$255	$503	$511
Variable lease expense	98	125	197	191
Finance lease cost
Right-of-use amortization (2)	8	26	17	26
Interest expense (3)	—	3	1	3
Total lease expense	$358	$409	$718	$731
Cash paid:
Cash paid from operating leases	$353	$383	$707	$708
Cash paid from finance leases	$9	$29	$18	$29
(1)Included in net occupancy expense and in the Condensed Consolidated Statements of Income (unaudited).
(2)Included in other expense in the Condensed Consolidated Statements of Income (unaudited).
(3)Included in interest on borrowed funds Condensed Consolidated Statements of Income (unaudited).
Note 7 - Stock-Based Compensation
Stock Options and Restricted Stock
The 2018 Coastal Financial Corporation Omnibus Plan (the "2018 Plan") authorizes the Company to grant awards, including but not limited to, stock options, restricted stock units, and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. On May 24, 2021, the Company’s shareholders approved the First Amendment to the 2018 Plan, which increased the authorized plan shares by 600,000. On May 28, 2025, the Company's shareholders approved the Second Amendment to the 2018 Plan which increased the authorized plan shares by 600,000. The 2018 Plan replaced the 2006 Plan for new awards. Existing awards will vest under the terms granted and no further awards will be granted under these prior plans. Shares available to be granted under the 2018 plan were 686,741 at June 30, 2025.
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
There were no new stock options granted in the six months ended June 30, 2025 and 2024.

A summary of stock option activity under the 2018 Plan and 2006 Plan during the six months ended June 30, 2025:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts; unaudited)
Outstanding at December 31, 2024	186,354	$9.80	2.8	$13,996
Granted	—	—
Exercised	(58,420)	9.02		$5,133
Expired	—	—
Forfeited	(1,280)	10.59
Outstanding at June 30, 2025	126,654	$10.16	2.6	$10,982
Vested at June 30, 2025	57,258	$10.03	2.5	$4,972
Exercisable at June 30, 2025	57,258	$10.03	2.5	$4,972
The total intrinsic value (which is the amount by which the stock price at the date of exercise exceeds the exercise price) of options exercised during the three and six months ended June 30, 2025 was $2.7 million and $4.5 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2024 was $720,000 and $2.1 million, respectively.
As of June 30, 2025, there was $366,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan and 2006 Plan. Total unrecognized compensation costs are adjusted for unvested forfeitures. The Company expects to recognize that cost over a remaining weighted-average period of approximately 2.6 years. Compensation expense recorded related to stock options was $93,000 and $147,000, respectively for the three and six months ended June 30, 2025 and $63,000 and $176,000, respectively for the three and six months ended June 30, 2024.
Restricted Stock Units
In the first two quarters of 2025, the Company granted 73,475 restricted stock units ("RSUs") under the 2018 Plan to employees, which vest ratably over various terms ranging from 4 years to 5 years. Additionally, the Company granted 41,185 performance-based restricted stock units ("PSUs") under the 2018 Plan that are eligible to vest over various terms ranging from 1.5 years to 5 years.
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
As of June 30, 2025, there was $19.0 million of total unrecognized compensation cost related to nonvested RSUs. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 3.6 years. Compensation expense recorded related to RSUs was $1.7 million and $4.0 million, respectively for the three and six months ended June 30, 2025 and $895,000 and $1.8 million, respectively for the three and six months ended June 30, 2024.

A summary of the Company’s nonvested RSUs at June 30, 2025 and changes during the six month period is presented below:

Nonvested shares - RSUs	Number of Shares	Weighted- Average Grant Date Fair Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2024	563,384	$36.20
Granted	114,660	$75.18
Forfeited or expired	(14,393)	$56.59
Vested	(122,708)	$34.42
Nonvested shares at June 30, 2025	540,943	$44.32
Restricted Stock Awards
Employees
There were no new restricted stock awards granted in the six months ended June 30, 2025. The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.
As of June 30, 2025, there was $23,000 of total unrecognized compensation cost related to nonvested restricted stock awards. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 2.6 years. Compensation expense recorded related to restricted stock awards was $2,000 and $4,000, respectively for the three and six months ended June 30, 2025 and $2,000 and $4,000, respectively for the three and six months ended June 30, 2024.
Director’s Stock Compensation
Under the 2018 Plan, effective May 2024, eligible directors are granted stock with a total market value of approximately $85,000, and the Board Chair is granted stock with a total market value of approximately $125,000. Committee chairs receive additional stock in an amount that varies depending upon the nature and frequency of the committee meetings. The audit committee chair receives additional stock with a market value of approximately $15,000, non-financial risk and compensation committee chairs receive additional stock with a market value of approximately $12,500, and all other committee chairs receive additional stock with a market value of approximately $10,000. Stock is granted as of each annual meeting date and vest one day prior to the next annual meeting date. During the vesting period, the grants are considered participating securities.
As of June 30, 2025, there was $793,000 of total unrecognized compensation expense related to director restricted stock awards which the Company expects to recognize over the remaining average vesting period of approximately eleven months. Director compensation expense recorded related to the 2018 Plan totaled $200,000 and $380,000, respectively for the three and six months ended June 30, 2025 and $139,000 and $258,000, respectively for the three and six months ended June 30, 2024.

A summary of the Company’s nonvested shares at June 30, 2025 and changes during the six-month period is presented below:

Nonvested shares - RSAs	Number of Shares	Weighted- Average Grant Date Fair Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2024	18,698	$40.90
Granted	10,039	$87.19
Forfeited	—	$—
Vested	(17,198)	$42.91
Nonvested shares at June 30, 2025	11,539	$78.17
Note 8 - Fair Value Measurements
The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	June 30, 2025		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$29,546	$29,546	$29,546	$—	$—
Interest earning deposits with other banks	690,213	690,213	690,213	—	—
Investment securities	45,577	45,651	—	45,651	—
Other investments	12,521	12,521	—	10,345	2,176
Loans receivable	3,540,330	3,491,085	—	—	3,491,085
Accrued interest receivable	20,849	20,849	—	20,849	—
Financial liabilities
Deposits	$3,913,571	3,945,953	$—	$3,945,953	$—
Subordinated debt	44,368	43,783	—	43,783	—
Junior subordinated debentures	3,592	3,785	—	3,785	—
Accrued interest payable	954	954	—	954	—

	December 31, 2024		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$36,533	$36,533	$36,533	$—	$—
Interest earning deposits with other banks	415,980	415,980	415,980	—	—
Investment securities	47,321	46,740	—	46,740	—
Other investments	10,800	10,800	—	8,181	2,619
Loans receivable, net	3,486,565	3,460,131	—	—	3,460,131
Accrued interest receivable	21,104	21,104	—	21,104	—
Financial liabilities
Deposits	$3,585,332	$3,584,967	$—	$3,584,967	$—
Subordinated debt	44,293	45,505	—	45,505	—
Junior subordinated debentures	3,591	3,508	—	3,508	—
Accrued interest payable	962	962	—	962	—
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

Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
June 30, 2025
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$33	$—	$33
	$—	$33	$—	$33
December 31, 2024
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$35	$—	$35
	$—	$35	$—	$35
The following methods were used to estimate the fair value of the class of financial instruments above:
Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.
Limitations: The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2025 and December 31, 2024. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
June 30, 2025
Collateral dependent loans	$—	$—	$5,602	$5,602
Equity securities	$—	$—	$2,176	$2,176
Total	$—	$—	$7,778	$7,778

December 31, 2024
Collateral dependent loans	$—	$—	$100	$100
Equity securities	—	—	2,619	2,619
Total	$—	$—	$2,719	$2,719
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
Assets measured at fair value using significant unobservable inputs (Level 3)
The following table presents the carrying value of equity securities without readily determinable fair values, as of June 30, 2025, with adjustments recorded during the periods presented for those securities with observable price changes, if applicable. These equity securities are included in other investments on the balance sheet.
•The Company had a $1.8 million and $2.2 million equity interest in a specialized bank technology company as of the quarters ended June 30, 2025, and June 30, 2024, respectively. There was a $443,000 write-down during the quarter ended June 30, 2025 due to a re-valuation, which is done at least quarterly. Management doesn’t believe the write-down is indicative of longer-term concerns at this time.
•The Company had a $350,000 equity interest in a technology company as of the quarters ended June 30, 2025, and June 30, 2024.
•The Company had a $47,000 and $50,000 equity interest in a technology company as of the quarters ended June 30, 2025, and June 30, 2024, respectively.

	For the Three Months Ended June 30,
(dollars in thousands; unaudited)	2025	2024
Carrying value, beginning of period	$2,619	$2,622
Purchases	—	—
Observable price change	(443)	—
Carrying value, end of period	$2,176	$2,622

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the date indicated:

(unaudited)	Valuation Technique	Unobservable Inputs	June 30, 2025 Weighted Average Rate	December 31, 2024 Weighted Average Rate
Collateral dependent loans	Collateral valuations	Discount to appraised value	8.5%	8.0%
Note 9 - Earnings Per Common Share
The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Three Months Ended
	June 30, 2025	June 30, 2024
	(dollars in thousands, except earnings per share data; unaudited)
Net Income	$11,028	$11,596
Basic weighted average number common shares outstanding	15,033,296	13,412,667
Dilutive effect of equity-based awards	414,627	323,841
Diluted weighted average number common shares outstanding	15,447,923	13,736,508
Basic earnings per share	$0.73	$0.86
Diluted earnings per share	$0.71	$0.84
Antidilutive stock options and restricted stock outstanding	79,673	83,988
Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings, however the difference in the two-class method was not significant.
Note 10 – Segment Reporting
As defined in ASC 280, Segment Reporting, an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on classifications within accounting and reporting systems, which provides line of business results. This system uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income and expense. A primary objective of this measurement system and related internal financial reporting practices are to produce consistent results that reflect the underlying financial impact of the segments on the Company and to provide a basis of support for strategic decision making. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Based on these criteria, we have identified three segments: the community bank, CCBX, and treasury & administration. The Executive Leadership Team, which includes the CEO, Presidents, CFO and other key executive members, which the Company has designated as the CODMs, evaluates the financial performance of the Company’s segments by evaluating interest income and expense, noninterest income and significant expenses. The community bank segment includes all community banking activities. A primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides BaaS that allows digital financial service providers, companies and brands to offer their customers banking services. The CCBX segment has 29 partners as of June 30, 2025. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments.

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables for the periods indicated:

	June 30, 2025				December 31, 2024
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Assets	(dollars in thousands; unaudited)
Cash and Due from Banks	$5,229	$7	$714,523	$719,759	$4,510	$10,894	$437,109	$452,513
Intrabank assets	—	600,724	(600,724)	—	—	411,768	(411,768)	—
Securities	—	—	45,577	45,577	—	—	47,321	47,321
Loans held for sale	—	60,474	—	60,474	—	20,600	—	20,600
Total loans receivable	1,860,050	1,680,280	—	3,540,330	1,882,988	1,603,577	—	3,486,565
Allowance for credit losses	(18,936)	(145,858)	—	(164,794)	(18,924)	(158,070)	—	(176,994)
All other assets	28,667	203,653	46,893	279,213	28,272	211,039	51,892	291,203
Total assets	$1,875,010	$2,399,280	$206,269	$4,480,559	$1,896,846	$2,099,808	$124,554	$4,121,208
Liabilities
Total deposits	$1,553,428	$2,360,143	$—	$3,913,571	$1,521,244	$2,064,088	$—	$3,585,332
Total borrowings	—	—	47,960	47,960	—	—	47,884	47,884
Intrabank liabilities	315,746	—	(315,746)	—	367,540	—	(367,540)	—
All other liabilities	5,836	39,137	12,346	57,319	8,062	35,720	5,506	49,288
Total liabilities	$1,875,010	$2,399,280	$(255,440)	$4,018,850	$1,896,846	$2,099,808	$(314,150)	$3,682,504

	Three months ended June 30, 2025				Three months ended June 30, 2024
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
	(dollars in thousands; unaudited)
INTEREST INCOME AND EXPENSE
Interest income	$30,603	$68,264	$8,930	$107,797	$30,741	$60,138	$6,543	$97,422
Interest (expense) income intrabank transfer	(3,792)	7,825	(4,033)	—	(5,836)	8,299	(2,463)	—
Interest expense	6,783	23,617	660	31,060	6,459	24,119	672	31,250
Net interest income	20,028	52,472	4,237	76,737	18,446	44,318	3,408	66,172
Provision/(Recapture) for credit losses	(216)	32,427	—	32,211	(79)	62,404	—	62,325
Net interest income/(expense) after provision for credit losses - loans and unfunded commitments	20,244	20,045	4,237	44,526	18,525	(18,086)	3,408	3,847
NONINTEREST INCOME
Deposit service charges and fees	913	—	—	913	935	11	—	946
Other income	174	357	(117)	414	129	2	135	266
BaaS program income	—	7,294	—	7,294	—	5,316	—	5,316
BaaS indemnification income	—	34,072	—	34,072	—	62,610	—	62,610
Noninterest income	1,087	41,723	(117)	42,693	1,064	67,939	135	69,138
NONINTEREST EXPENSE
Salaries and employee benefits	7,029	8,766	5,606	21,401	5,993	7,047	3,933	16,973
Occupancy	818	74	23	915	904	86	(5)	985
Data processing and software licenses	1,952	3,843	(254)	5,541	1,116	1,235	1,626	3,977
Legal and professional expenses	700	2,353	2,909	5,962	31	2,164	1,116	3,311
Other expense	2,114	1,538	74	3,726	898	1,032	(7)	1,923
BaaS loan expense	—	32,483	—	32,483	—	29,011	—	29,011
BaaS fraud expense	—	2,804	—	2,804	—	1,784	—	1,784
Total noninterest expense	12,613	51,861	8,358	72,832	8,942	42,359	6,663	57,964
Net income/(loss) before income taxes	8,718	9,907	(4,238)	14,387	10,647	7,494	(3,120)	15,021
Income taxes	2,138	2,742	(1,521)	3,359	2,310	2,074	(959)	3,425
Net income/(loss)	$6,580	$7,165	$(2,717)	$11,028	$8,337	$5,420	$(2,161)	$11,596

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
	(dollars in thousands; unaudited)
INTEREST INCOME AND EXPENSE
Interest income	$60,895	$136,119	$15,690	$212,704	$60,793	$115,977	$12,394	$189,164
Interest income (expense) intrabank transfer	(7,701)	13,910	(6,209)	—	(11,435)	16,450	(5,015)	—
Interest expense	13,387	45,198	1,320	59,905	12,472	46,973	1,341	60,786
Net interest income	39,807	104,831	8,161	152,799	36,886	85,454	6,038	128,378
Provision/(Recapture) for credit losses	291	87,701	—	87,992	1,931	143,552	—	145,483
Net interest income/(expense) after provision for credit losses - loans and unfunded commitments	39,516	17,130	8,161	64,807	34,955	(58,098)	6,038	(17,105)
NONINTEREST INCOME
Service charges and fees	1,773	—	—	1,773	1,831	23	—	1,854
Other income	332	357	423	1,112	415	71	271	757
BaaS program income	—	13,572	—	13,572	—	9,362	—	9,362
BaaS indemnification income	—	89,713	—	89,713	—	143,341	—	143,341
Noninterest income	2,105	103,642	423	106,170	2,246	152,797	271	155,314
NONINTEREST EXPENSE
Salaries and employee benefits	14,169	16,741	11,973	42,883	12,041	14,398	8,474	34,913
Occupancy	1,649	159	141	1,949	1,726	178	110	2,014
Data processing and software licenses	3,383	5,582	1,458	10,423	2,164	2,198	3,093	7,455
Legal and professional expenses	744	5,046	6,060	11,850	50	4,418	2,462	6,930
Other expense	3,043	3,151	1,735	7,929	1,932	1,833	1,571	5,336
BaaS loan expense	—	64,990	—	64,990	—	55,118	—	55,118
BaaS fraud expense	—	4,797	—	4,797	—	2,707	—	2,707
Total noninterest expense	22,988	100,466	21,367	144,821	17,913	80,850	15,710	114,473
Net income before income taxes	18,633	20,306	(12,783)	26,156	19,288	13,849	(9,401)	23,736
Income taxes	3,725	4,749	(3,076)	5,398	4,134	3,655	(2,449)	5,340
Net Income	$14,908	$15,557	$(9,707)	$20,758	15,154	10,194	(6,952)	18,396

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a bank holding company that operates through our wholly owned subsidiaries, Coastal Community Bank (“Bank”) and Arlington Olympic LLC. We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County, which has an estimated population in 2025 of over 853,000. Our business is conducted through three reportable segments: The community bank, CCBX and treasury & administration. The community bank segment includes all community banking activities, with a primary focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows digital financial service providers, companies and brands to offer their customers banking services. The CCBX segment has 29 partners as of June 30, 2025. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.
As of June 30, 2025, we had total assets of $4.48 billion, total loans receivable of $3.54 billion, total deposits of $3.91 billion and total shareholders’ equity of $461.7 million.
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
Third-Party Risk Management Guidance
On July 25, 2024, the Federal Reserve, FDIC, and Office of the Comptroller of the Currency released a joint statement discussing potential risks related to arrangements between banks and third parties to deliver bank deposit products and services to end users, as well as examples of effective practices for the management of those risks. Additionally, the agencies issued a request for information and comment on the nature of banks’ relationships with financial technology companies and effective risk management practices for those relationships. The agencies also indicated that they are considering whether additional steps, such as enhancements to supervisory guidance, could help ensure that banks effectively manage risks associated with these various types of arrangements. These developments suggest that the agencies are increasing their focus on third-party deposit arrangements and may expect financial institutions involved in these arrangements, such as us, to change their risk management and compliance practices, which may increase the costs of operating a BaaS business. To date, there has been no further progress on the request for information and comment.
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
Financial Summary
Total loans, net of deferred fees, increased $23.0 million, or 0.7%, during the three months ended June 30, 2025 to $3.54 billion, compared to $3.52 billion at March 31, 2025. Community bank loans decreased $6.5 million, or 0.3%, and CCBX loans increased $29.5 million, or 1.8%. CCBX loan growth is net of $1.30 billion in CCBX loans sold during the quarter ended June 30, 2025. We continue to monitor and manage the CCBX loan portfolio, and will continue to sell CCBX loans to the originating partner in the coming months as part of our strategy to optimize our CCBX portfolio, manage growth, credit quality, portfolio and partner limits. At the same time we will be focused on increasing our efficiency and using technology to reduce future expense growth. Deposits increased $122.3 million, or 3.2% to $3.91 billion as of June 30, 2025 compared to $3.79 billion as of March 31, 2025. Our liquidity position is supported by diligent management of our liquid assets and liabilities as well as maintaining access to alternative sources of funds. As of June 30, 2025 we had $719.8 million in cash on the balance sheet and the capacity to borrow up to $642.7 million from Federal Home Loan Bank and the Federal Reserve Bank discount window. Cash on the balance sheet and borrowing capacity total $1.36 billion and represented 34.8% of total deposits and exceeded our $579.9 million in uninsured deposits as of June 30, 2025. Our AFS securities portfolio of $33,000 has a weighted average remaining maturity of 2.5 years. Unrealized losses on the AFS securities portfolio were $1,000, or less than 1.0%, of shareholders' equity as of June 30, 2025.
Our CCBX segment continues to evolve, and we have 29 relationships, at varying stages, as of June 30, 2025.  We continue to refine the criteria for CCBX partnerships, exploring relationships with larger more established partners, with experienced management teams, existing customer bases and strong financial positions. We also will consider promising medium and smaller sized partners that align with our approach and terms including financial wherewithal and will continue to exit relationships where it makes sense for us to do so.
As we explore relationships with new partners we continue to expand our product offerings with existing CCBX partners. As we become more proficient in the BaaS space we aim to cultivate new relationships that align with our long-term goals. We believe that a strategy of adding new partnerships and launching new products with existing partners allows us to expand and grow our customer base with a modest increase in regulatory risk given our operational history with them. Increases in partner activity/transaction counts is positively impacting noninterest income and we expect this trend to continue as current products grow and new products are introduced. We plan to continue selling loans as part of our strategy to balance partner and lending limits, and manage the loan portfolio and credit quality. We retain a portion of the future fee income for our role in processing transactions on sold credit card balances, and will continue this strategy to provide an on-going and recurring revenue source with no on balance sheet risk or capital requirement.
As we build our deposit base, we will be better able to sweep deposits off and on the balance sheet as needed. This deposit sweep capability allows us to better manage liquidity and deposit programs. At June 30, 2025 we swept off $478.7 million in deposits for FDIC insurance and primarily liquidity purposes. Robinhood has entered the production testing phase for its suite of deposit products, signaling continued momentum in our strategic partnership pipeline. Dave finalized production testing in Q2 and is poised to initiate its beta launch, expanding our footprint in digital banking solutions. The introduction of theses products are expected to diversify and grow deposits.
Results of Operations
Net Income
Comparison of the quarter ended June 30, 2025 to the comparable quarter in the prior year
Net income for the three months ended June 30, 2025 was $11.0 million, or $0.71 per diluted share, compared to $11.6 million, or $0.84 per diluted share, for the three months ended June 30, 2024. The decrease in net income over the comparable period in the prior year was primarily attributable to a $14.9 million increase in noninterest expenses partially offset by $10.4 million increase in interest income due to an increase in average loans receivable, an increase in BaaS program income of $2.0 million, which includes $504,000 in nonrecurring revenue, and a decrease in interest expense on deposits of $178,000 combined with other less significant changes.

Additionally, BaaS credit enhancement income decreased $29.6 million, which is directly related to and offsets the decrease in provision for credit losses of $30.1 million for the quarter ended June 30, 2025. The lower provision is due to improvement in the performance of the CCBX portfolio and our focus on originating higher quality CCBX loans resulting in lower historical loss factors. In accordance with GAAP, we recognize as revenue (1) the right to be indemnified or reimbursed for fraud losses on CCBX customer loans and deposits and (2) the right to be indemnified for credit losses by our partners for expected credit losses related to loans they originate and unfunded commitments from such loans. CCBX customer credit losses are recognized in the allowance for credit loss and fraud loss is recognized in BaaS noninterest expense. For more information on the accounting for BaaS allowance for credit losses, reserve for unfunded commitments, credit enhancements and fraud enhancements see the section titled “CCBX – BaaS Reporting Information.”

Comparison of the six months ended June 30, 2025 to the comparable period in the prior year
Net income for the six months ended June 30, 2025 was $20.8 million, or $1.36 per diluted share, compared to $18.4 million, or $1.34 per diluted share, for the six months ended June 30, 2024. The increase in net income over the comparable period in the prior year was primarily attributable to an increase of $24.4 million in net interest income, resulting in an increase of $14.5 million in net interest income adjusted for BaaS loan expense. The increase in interest income and BaaS loan expense is largely related to growth in CCBX loans. The increase is partially offset by an $8.0 million increase in salaries and employee benefits, a $4.9 million increase in legal and professional expenses and a $3.0 million increase in data processing and software licenses all related to growth and investments in technology.
Other variances for the six months ended June 30, 2025 to the comparable period in the prior year include a decrease in the provision for credit losses - loans of $57.5 million which is largely related to and offset by a decrease in BaaS credit enhancement income of $55.7 million, which are related to improvement in the performance of the CCBX portfolio and our focus on originating higher quality CCBX loans resulting in lower historical loss factors, combined with other less significant changes.
Net Interest Income
Comparison of the quarter ended June 30, 2025 to the comparable quarter in the prior year
Net interest income for the three months ended June 30, 2025 was $76.7 million, compared to $66.2 million for the three months ended June 30, 2024, an increase of $10.6 million, or 16.0%. The increase in net interest income compared to the quarter ended June 30, 2024 was largely related to growth in loans receivable. The average balance of CCBX loans were $326.1 million more for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Total average loans receivable for the three months ended June 30, 2025 was $3.57 billion, compared to $3.26 billion for the three months ended June 30, 2024. The FOMC last lowered the targeted Federal Funds rate by 0.25% on December 19, 2024; a reduction of 1.00% compared to June 30, 2024.
Total interest and fees on loans totaled $98.9 million for the three months ended June 30, 2025 compared to $90.9 million for the three months ended June 30, 2024. The $8.0 million increase in interest and fees on loans for the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024, was largely due to growth in loans, primarily from CCBX. Total loans receivable was $3.54 billion at June 30, 2025, compared to $3.32 billion at June 30, 2024. CCBX average loans receivable was $1.69 billion for the quarter ended June 30, 2025, compared to $1.36 billion for the quarter ended June 30, 2024, an increase of $326.1 million, or 23.9%. Average CCBX yield of 16.22% was earned on CCBX loans for the quarter ended June 30, 2025, compared to 17.75% for the quarter ended June 30, 2024. The lower loan yield is the result of lower rates compared to the prior year period as well as a change in the loan mix. Lower rate capital call lines were $90.5 million higher compared to June 30, 2024. These loans bear a lower rate of interest, but have less credit risk due to the way the loans are structured compared to other commercial loans. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield.

Interest income from interest earning deposits with other banks was $8.1 million for the quarter ended June 30, 2025, an increase of $2.4 million, or 42.3%, primarily due to an increase in balances compared to the quarter ended June 30, 2024. The average balance of interest earning deposits invested with other banks for the three months ended June 30, 2025 was $729.7 million, compared to $418.2 million for the three months ended June 30, 2024. The yield on these interest earning deposits with other banks decreased 1.03%, in line with the 1.0% reduction in Fed funds, to 4.44% compared to 5.47% at June 30, 2024. Interest income on investment securities decreased $60,000 to $626,000 at June 30, 2025, compared to $686,000 at June 30, 2024. Average investment securities decreased $3.5 million from $49.8 million for the three months ended June 30, 2024, to $46.3 million for the three months ended June 30, 2025, as a result of principal paydowns. Average yield on investment securities decreased to 5.42% for the three months ended June 30, 2025, compared to 5.54% for the three months ended June 30, 2024.
Interest expense was $31.1 million for the quarter ended June 30, 2025, a $190,000 decrease from the quarter ended June 30, 2024. Interest expense on deposits was $30.4 million for the quarter ended June 30, 2025, compared to $30.6 million for the quarter ended June 30, 2024. The $178,000 decrease in interest expense on deposits was largely due to lower interest rates despite an increase of $515.0 million in average interest bearing deposits compared to the quarter ended June 30, 2024. Interest on borrowed funds was $660,000 for the quarter ended June 30, 2025, compared to $672,000 for the quarter ended June 30, 2024.
Cost of funds was 3.13% for the quarter ended June 30, 2025, which is a decrease of 0.47% from the quarter ended June 30, 2024. Cost of deposits for the quarter ended June 30, 2025 was 3.10%, which was a 0.48% decrease, from 3.58% for the quarter ended June 30, 2024. These decreases were largely due to lower interest rates.
Net interest margin was 7.06% for the three months ended June 30, 2025, compared to 7.12% for the three months ended June 30, 2024. The decrease in net interest margin compared to the three months ended June 30, 2024 was largely due to a decrease in loan yield partially offset by a decrease in cost of deposits.
Total yield on loans receivable for the quarter ended June 30, 2025 was 11.11%, compared to 11.22% for the quarter ended June 30, 2024. This decrease in yield on loans receivable is the result of lower rates compared to the prior year period as well as a change in the loan mix. Lower rate capital call lines were $90.5 million higher compared to June 30, 2024. The composition of the loan portfolio is shifting with CCBX average loans increasing to 47.3% of the total loan portfolio for the quarter ended June 30, 2025, compared to 41.8% for the quarter ended June 30, 2024, and the average community bank loans decreasing to 52.7% of the loan portfolio for the quarter ended June 30, 2025, compared to 58.2% for the quarter ended June 30, 2024. For the quarter ended June 30, 2025, average CCBX loans increased $326.1 million, or 23.9%, with an average CCBX yield of 16.22%, compared to 17.75% at the quarter ended June 30, 2024. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Average community bank loans decreased $16.4 million, or 0.9% due to normal balance fluctuations. Average yield on community bank loans for the three months ended June 30, 2025 was 6.53% compared to 6.52% for the three months ended June 30, 2024.
The following tables (1) show the average yield on loans and cost of deposits by segment and (2) illustrate how BaaS loan interest income is affected by BaaS loan expense resulting in net BaaS loan income and the associated yield for the periods indicated:

	For the Three Months Ended
	June 30, 2025		June 30, 2024
(unaudited)	Yield on Loans (2)	Cost of Deposits (2)	Yield on Loans (2)	Cost of Deposits (2)
Community Bank	6.53%	1.77%	6.52%	1.77%
CCBX(1)	16.22%	3.96%	17.75%	4.92%
Consolidated	11.11%	3.10%	11.22%	3.58%
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
(2)Annualized calculations shown for periods presented.

	For the Three Months Ended
	June 30, 2025		June 30, 2024
(dollars in thousands, unaudited)	Income / Expense	Income / expense divided by average CCBX loans (2)	Income / Expense	Income / expense divided by average CCBX loans (2)
BaaS loan interest income	$68,264	16.22%	$60,138	17.75%
Less: BaaS loan expense	32,483	7.72%	29,011	8.56%
Net BaaS loan income (1)	$35,781	8.50%	$31,127	9.19%
Average BaaS Loans(3)	$1,688,492		$1,362,343
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2)Annualized calculations shown for periods presented.
(3)Includes loans held for sale.
For the three months ended June 30, 2025, net interest margin (net interest income divided by the average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 7.06% and 6.27%, respectively, compared to 7.12% and 6.16%, respectively, for the three months ended June 30, 2024.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan costs, net of fees included in interest income totaled $2.1 million and $2.3 million for the three months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025 and 2024, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Three Months Ended June 30,
	2025			2024
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Consolidated
Assets
Interest earning assets:
Interest earning deposits with other banks	$729,652	$8,085	4.44%	$418,165	$5,683	5.47%
Investment securities, available for sale (2)	35	—	—	43	—	—
Investment securities, held to maturity (2)	46,256	626	5.43	49,737	686	5.55
Other investments	12,825	219	6.85	10,592	174	6.61
Loans receivable (3)	3,567,823	98,867	11.11	3,258,042	90,879	11.22
Total interest earning assets	4,356,591	107,797	9.92	3,736,579	97,422	10.49
Noninterest earning assets:
Allowance for credit losses	(176,022)			(138,472)
Other noninterest earning assets	298,698			255,205
Total assets	$4,479,267			$3,853,312

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$3,369,574	$30,400	3.62%	$2,854,575	$30,578	4.31%
FHLB advances and other borrowings	3	1	—	1,648	3	0.73
Subordinated debt	44,345	598	5.41	44,197	598	5.44
Junior subordinated debentures	3,592	61	6.81	3,590	71	7.95
Total interest bearing liabilities	3,417,514	31,060	3.65	2,904,010	31,250	4.33
Noninterest bearing deposits	562,174			584,661
Other liabilities	44,452			58,267
Total shareholders' equity	455,127			306,374
Total liabilities and shareholders' equity	$4,479,267			$3,853,312
Net interest income		$76,737			$66,172
Interest rate spread			6.27%			6.16%
Net interest margin (4)			7.06%			7.12%
(1)Yields and costs are annualized.
(2)For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(3)Includes loans held for sale and nonaccrual loans.
(4)Net interest margin represents net interest income divided by the average total interest earning assets.

The following table presents an analysis of certain average balances, interest income and expense by segment:

	For the Three Months Ended
	June 30, 2025			June 30, 2024
(dollars in thousands, unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Community Bank
Assets
Interest earning assets:
Loans receivable (2)	$1,879,331	$30,603	6.53%	$1,895,699	$30,741	6.52%
Total interest earning assets	1,879,331	30,603	6.53	1,895,699	30,741	6.52
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$1,048,506	$6,783	2.59%	$938,033	$6,459	2.77%
Intrabank liability	342,232	3,792	4.44	429,452	5,836	5.47
Total interest bearing liabilities	1,390,738	10,575	3.05	1,367,485	12,295	3.62
Noninterest bearing deposits	488,593			528,214
Net interest income		$20,028			$18,446
Net interest margin(3)			4.27%			3.91%

CCBX
Assets
Interest earning assets:
Loans receivable (2)(4)	$1,688,492	$68,264	16.22%	$1,362,343	$60,138	17.75%
Intrabank asset	706,157	7,825	4.44	610,646	8,299	5.47
Total interest earning assets	2,394,649	76,089	12.74	1,972,989	68,437	13.95
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$2,321,068	$23,617	4.08%	$1,916,542	$24,119	5.06%
Total interest bearing liabilities	2,321,068	23,617	4.08	1,916,542	24,119	5.06
Noninterest bearing deposits	73,581			56,447
Net interest income		$52,472			$44,318
Net interest margin(3)			8.79%			9.03%
Net interest margin, net of BaaS loan expense (5)			3.35%			3.12%

	For the Three Months Ended
	June 30, 2025			June 30, 2024
(dollars in thousands, unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Treasury & Administration
Assets
Interest earning assets:
Interest earning deposits with other banks	$729,652	$8,085	4.44%	$418,165	$5,683	5.47%
Investment securities, available for sale (6)	35	—	—	43	—	3.13
Investment securities, held to maturity (6)	46,256	626	5.43	49,737	686	5.55
Other investments	12,825	219	6.85	10,592	174	6.61
Total interest earning assets	788,768	8,930	4.54	478,537	6,543	5.50
Liabilities
Interest bearing liabilities:
FHLB advances and borrowings	$3	$1	—%	1,648	3	0.73%
Subordinated debt	44,345	598	5.41	44,197	598	5.44
Junior subordinated debentures	3,592	61	6.81	3,590	71	7.95
Intrabank liability, net (7)	363,925	4,033	4.44	181,194	2,463	5.47
Total interest bearing liabilities	411,865	4,693	4.57	230,629	3,135	5.47
Net interest income		$4,237			$3,408
Net interest margin(3)			2.15%			2.86%
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

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the increase in loan interest income that is attributed to an $8.8 million increase in loan volume and the $845,000 that is attributed to a decrease in loan rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Three months ended June 30, 2025 Compared to Three months ended June 30, 2024
	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands; unaudited)	Volume	Rate
Interest income:
Interest earning deposits	$3,448	$(1,046)	$2,402
Investment securities, available for sale	—	—	—
Investment securities, held to maturity	(45)	(15)	(60)
Other investments	39	6	45
Loans receivable	8,833	(845)	7,988
Total increase in interest income	12,275	(1,900)	10,375

Interest expense:
Interest bearing deposits	4,730	(4,908)	(178)
FHLB advances and other borrowings	(548)	546	(2)
Subordinated debt	4	(4)	—
Junior subordinated debentures	—	(10)	(10)
Total increase in interest expense	4,186	(4,376)	(190)
Increase in net interest income	$8,089	$2,476	$10,565
Comparison of the six months ended June 30, 2025 to the comparable period in the prior year
Net interest income for the six months ended June 30, 2025, was $152.8 million, compared to $128.4 million for the six months ended June 30, 2024, an increase of $24.4 million, or 19.0%. The increase in net interest income compared to the six months ended June 30, 2024 was largely related to growth in CCBX loans and a decrease in interest expense as a result of lower interest rates.
Interest and fees on loans totaled $197.0 million for the six months ended June 30, 2025 compared to $176.8 million for the six months ended June 30, 2024. The $20.2 million increase in interest and fees on loans for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was largely due to growth in CCBX loans. Total average loans receivable for the six months ended June 30, 2025 was $3.54 billion, compared to $3.20 billion for the six months ended June 30, 2024.
CCBX average loans receivable grew to $1.66 billion for the six months ended June 30, 2025, compared to $1.31 billion for the six months ended June 30, 2024, an increase of $345.4 million, or 26.3%. Average CCBX yield of 16.54% was earned on CCBX loans for the six months ended June 30, 2025, compared to 17.75% for the six months ended June 30, 2024. This decrease in yield on loans receivable is the result of lower rates compared to the prior year period as well as a change in the loan mix. Lower rate capital call lines were $90.5 million higher compared to June 30, 2024. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield.
Community bank average loans receivable was $1.88 billion for the six months ended June 30, 2025, a decrease of $3.1 million, or 0.2%, compared to the prior year period. Average yield of 6.53% was earned on community bank loans for the six months ended June 30, 2025, compared to 6.49% for the six months ended June 30, 2024.

Interest income from interest earning deposits with other banks was $14.2 million for the six months ended June 30, 2025, an increase of $3.7 million due to an increase in balances, compared to the six months ended June 30, 2024. The average balance of interest earning deposits invested with other banks for the six months ended June 30, 2025 was $642.0 million, compared to $384.5 million for the six months ended June 30, 2024. Interest income on investment securities decreased $444,000 to $1.3 million, with a yield of 5.51% at June 30, 2025, compared to $1.7 million, and a yield of 4.19%, at June 30, 2024. Average investment securities decreased $35.8 million from $82.6 million for the six months ended June 30, 2024 to $46.7 million for the six months ended June 30, 2025 as a result of maturing securities and principal paydowns.
Interest expense was $59.9 million for the six months ended June 30, 2025, an $881,000 decrease from the six months ended June 30, 2024. Interest expense on deposits was $58.6 million for the six months ended June 30, 2025, compared to $59.4 million for the six months ended June 30, 2024. The $860,000 decrease in interest expense on deposits was due to a decrease in interest rates despite an increase in average interest bearing deposits of $476.8 million. Interest on borrowed funds was $1.3 million for the six months ended June 30, 2025 and $21,000 less than the six months ended June 30, 2024 as a result of a decrease in interest rates on the junior subordinated debt, which decreased 1.11%, to 6.85% for the six months ended June 30, 2025 compared to 7.95% for the six months ended June 30, 2024.
Net interest margin was 7.27% for the six months ended June 30, 2025, compared to 7.02% for the six months ended June 30, 2024. The increase in net interest margin compared to the six months ended June 30, 2024 was largely a result of a decrease of 0.44% for cost of deposits combined with an increase of 0.10% for yield on loans. Interest bearing deposits increased an average of $476.8 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, and these deposits were tied to a lower Fed Funds rate for all six months of 2025.
Cost of funds was 3.12% for the six months ended June 30, 2025, compared to 3.56% for the six months ended June 30, 2024. Cost of deposits for the six months ended June 30, 2025 was 3.09%, which was a 0.44% decrease, from 3.53% for the six months ended June 30, 2024. These decreases were largely due lower interest rates compared to the prior year period.
Total yield on loans receivable for the six months ended June 30, 2025 was 11.22%, compared to 11.12% for the six months ended June 30, 2024. This increase in yield on loans receivable is primarily attributed to an increase in higher rate CCBX loans. For the six months ended June 30, 2025, average CCBX loans increased $345.4 million, or 26.3%. There was a decrease in average community bank loans of $3.1 million, or 0.2%, compared to the six months ended June 30, 2024. Average yield on community bank loans for the six months ended June 30, 2025 was 6.53%. compared to 6.49% for the six months ended June 30, 2024.
The following tables show the average yield on loans and cost of deposits by segment and also illustrates the impact of BaaS loan expense on CCBX yield on loans:

	For the Six Months Ended
	June 30, 2025		June 30, 2024
(unaudited)	Yield on Loans (2)	Cost of Deposits (2)	Yield on Loans (2)	Cost of Deposits (2)
Community Bank	6.53%	1.76%	6.49%	1.71%
CCBX (1)	16.54%	3.98%	17.75%	4.92%
Consolidated	11.22%	3.09%	11.12%	3.53%
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
(2)Annualized calculations shown for periods presented.

	For the Six Months Ended
	June 30, 2025		June 30, 2024
(dollars in thousands; unaudited)	Income / Expense	Income / expense divided by average CCBX loans (2)	Income / Expense	Income / expense divided by average CCBX loans (2)
BaaS loan interest income	$136,119	16.54%	$115,977	17.75%
Less: BaaS loan expense	64,990	7.90%	55,118	8.43%
Net BaaS loan income (1)	$71,129	8.64%	$60,859	9.32%
Average BaaS Loans(3)	$1,659,451		$1,314,099
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2)Annualized calculations shown for periods presented.
(3)Includes loans held for sale.
For the six months ended June 30, 2025, net interest margin (net interest income divided by the average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 7.27% and 6.47%, respectively, compared to 7.02% and 6.05%, respectively, for the six months ended June 30, 2024.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan costs, net of loan fees, included in interest income totaled $4.2 million for both the six months ended June 30, 2025 and 2024. For the six months ended June 30, 2025 and 2024, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Six Months Ended June 30,
	2025			2024
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Consolidated
Assets
Interest earning assets:
Interest earning deposits with other banks	$642,010	$14,155	4.45%	$384,517	$10,463	5.47%
Investment securities, available for sale (2)	36	1	5.60	32,460	349	2.16
Investment securities, held to maturity (2)	46,703	1,275	5.51	50,114	1,371	5.50
Other investments	12,294	259	4.25	10,427	211	4.07
Loans receivable (3)	3,539,928	197,014	11.22	3,197,656	176,770	11.12
Total interest earning assets	4,240,971	212,704	10.11	3,675,174	189,164	10.35
Noninterest earning assets:
Allowance for credit losses	(173,297)			(126,729)
Other noninterest earning assets	297,850			242,321
Total assets	$4,365,524			$3,790,766

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$3,268,540	$58,585	3.61%	$2,791,729	$59,445	4.28%
FHLB advances and other borrowings	2	1	—	827	3	0.73
Subordinated debt	44,327	1,197	5.45	44,178	1,196	5.44
Junior subordinated debentures	3,592	122	6.85	3,590	142	7.95
Total interest bearing liabilities	3,316,461	59,905	3.64	2,840,324	60,786	4.30
Noninterest bearing deposits	553,030			590,177
Other liabilities	47,024			58,548
Total shareholders' equity	449,009			301,718
Total liabilities and shareholders' equity	$4,365,524			$3,790,767
Net interest income		$152,799			$128,378
Interest rate spread			6.47%			6.05%
Net interest margin (4)			7.27%			7.02%
(1)Yields and costs are annualized.
(2)For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(3)Includes loans held for sale and nonaccrual loans.
(4)Net interest margin represents net interest income divided by the average total interest earning assets.

The following table presents an analysis of certain average balances, interest income and interest expense by segment:

	For the Six Months Ended
	June 30, 2025			June 30, 2024
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Community Bank
Assets
Interest earning assets:
Loans receivable (2)	$1,880,477	$60,895	6.53%	$1,883,557	$60,793	6.49%
Total interest earning assets	1,880,477	60,895	6.53	1,883,557	60,793	6.49
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$1,047,245	$13,387	2.58%	$930,186	$12,472	2.70%
Intrabank liability	349,245	7,701	4.45	420,224	11,435	5.47
Total interest bearing liabilities	1,396,490	21,088	3.05	1,350,410	23,907	3.56
Noninterest bearing deposits	483,987			533,147
Net interest income		$39,807			$36,886
Net interest margin(3)			4.27%			3.94%

CCBX
Assets
Interest earning assets:
Loans receivable (2)(4)	$1,659,451	$136,119	16.54%	$1,314,099	$115,977	17.75%
Intrabank asset	630,887	13,910	4.45	604,474	16,450	5.47
Total interest earning assets	2,290,338	150,029	13.21	1,918,573	132,427	13.88
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$2,221,295	$45,198	4.10%	$1,861,543	$46,973	5.07%
Total interest bearing liabilities	2,221,295	45,198	4.10	1,861,543	46,973	5.07
Noninterest bearing deposits	69,043			57,030
Net interest income		$104,831			$85,454
Net interest margin(3)			9.23%			8.96%
Net interest margin, net of BaaS loan expense (5)			3.51%			3.18%

	For the Six Months Ended
	June 30, 2025			June 30, 2024
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Treasury & Administration
Assets
Interest earning assets:
Interest earning deposits with other banks	$642,010	$14,155	4.45%	$384,517	$10,463	5.47%
Investment securities, available for sale (6)	36	1	5.60	32,460	349	2.16
Investment securities, held to maturity (6)	46,703	1,275	5.51	50,114	1,371	5.50
Other investments	12,294	259	4.25	10,427	211	4.07
Total interest earning assets	701,043	15,690	4.51%	477,518	12,394	5.22%
Liabilities
Interest bearing liabilities:
FHLB advances and borrowings	$2	$1	—%	$827	$3	0.73%
Subordinated debt	44,327	1,197	5.45	44,178	1,196	5.44
Junior subordinated debentures	3,592	122	6.85	3,590	142	7.95
Intrabank liability, net (7)	281,642	6,209	4.45	184,250	5,015	5.47
Total interest bearing liabilities	329,563	7,529	4.61	232,845	6,356	5.49
Net interest income		$8,161			$6,038
Net interest margin(3)			2.35%			2.54%
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

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates that the largest change is in loans receivable and consists of a $1.7 million increase in loan interest income that is attributed to an increase in loan rates and $18.6 million increase in loan interest income that is attributed to an increase in loan volume. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024
	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands; unaudited)	Volume	Rate
Interest income:
Interest earning deposits	$5,648	$(1,956)	$3,692
Investment securities, available for sale	(902)	554	(348)
Investment securities, held to maturity	(97)	1	(96)
Other Investments	39	9	48
Loans receivable	18,559	1,685	20,244
Total increase in interest income	23,247	293	23,540

Interest expense:
Interest bearing deposits	8,382	(9,242)	(860)
FHLB advances	(413)	411	(2)
Subordinated debt	1	—	1
Junior subordinated debentures	—	(20)	(20)
Total increase in interest expense	7,970	(8,851)	(881)
Increase in net interest income	$15,277	$9,144	$24,421
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
The macro economic environment is continuously changing, primarily due to the pace of economic growth, inflation, changing interest rates, global trade tensions, tariffs, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters, and trade issues that may impact the provision and therefore the allowance. Gross loans, excluding loans held for sale, totaled $3.54 billion at June 30, 2025. The allowance for credit losses as a percentage of loans was 4.65% at June 30, 2025, compared to 4.48% at June 30, 2024.
Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by indemnifying or reimbursing incurred losses. CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them vested interests in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans, reclassified negative deposit accounts, and accrued interest receivable on CCBX loans. When the provision for credit losses - loans and provision for unfunded commitments are recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner's legal commitment to indemnify or reimburse losses. The credit enhancement asset is relieved as credit enhancement payments are received from the CCBX partner or taken from the partner's cash reserve account.

Comparison of the quarter ended June 30, 2025 to the comparable quarter in the prior year
The provision for credit losses for the three months ended June 30, 2025 was $32.2 million, compared to $62.3 million for the three months ended June 30, 2024. This includes a provision for credit losses - loans for the three months ended June 30, 2025 of $30.9 million, compared to $61.9 million for the three months ended June 30, 2024. The decrease in the Company’s provision for credit losses - loans during the quarter ended June 30, 2025, is largely related to improvement in the performance of the CCBX portfolio and our focus on originating higher quality CCBX loans resulting in lower historical loss factors. As we continue to originate higher quality loans, these become a greater proportion of the CCBX portfolio, resulting in an improvement in expected losses and lower provision. During the quarter ended June 30, 2025, a $31.0 million provision for credit losses - loans was recorded for CCBX partner loans based on management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a provision recapture for credit losses - loans of $47,000 was needed for the quarter ended June 30, 2025, largely due to a change in loan mix. Additionally, a provision for unfunded commitments of $1.5 million was recorded for the quarter ended June 30, 2025, primarily as a result of a change in the loan mix of available balance, compared to $435,000 for the three months ended June 30, 2024. A provision recapture for accrued interest receivable of $182,000 was recorded for the quarter ended June 30, 2025 on CCBX loans, compared to zero for the quarter ended June 30, 2024.
The following table shows the provision expense for loans by segment for the periods indicated:

	Three Months Ended
(dollars in thousands; unaudited)	June 30, 2025	June 30, 2024
Community bank	$(47)	$(341)
CCBX	30,976	62,231
Total provision expense	$30,929	$61,890
Net charge-offs for the quarter ended June 30, 2025 totaled $49.3 million, or 5.54% of total average loans, compared to $53.0 million, or 6.54% of total average loans, for the quarter ended June 30, 2024. Net charge-offs as a percent of loans were down in 2025 compared to 2024, primarily due to our on-going efforts to improve the credit quality of CCBX loans. However, in general, loans originated through CCBX partners have a higher level of expected losses than our community bank loans as reflected in the factors for allowance for credit losses. In accordance with GAAP, CCBX losses are recorded as charge-offs, but CCBX partner agreements provide for a credit enhancement that indemnifies or reimburses the Bank for net-charge-offs on CCBX loans, negative deposit accounts, and accrued interest receivable on CCBX loans except in accordance with the program agreement for one partner where the Company was responsible for credit losses on approximately 5% of a $296.3 million loan portfolio; prior to April 1, 2024, the Company was responsible for 10% of that portfolio. At June 30, 2025, our portion of this portfolio represented $19.8 million in loans. For the three months ended June 30, 2025, $49.3 million of net charge-offs were recognized for CCBX loans and $9,000 net charge-offs were recognized on community bank loans. For the three months ended June 30, 2024, $53.0 million of net charge-offs were recognized on CCBX loans and $2,000 net recoveries were recognized for community bank loans.
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

The following table shows the total charge-off activity by segment for the periods indicated:

	Three Months Ended
	June 30, 2025			June 30, 2024
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$11	$53,769	$53,780	$2	$55,205	$55,207
Gross recoveries	(2)	(4,465)	(4,467)	(4)	(2,250)	(2,254)
Net charge-offs (recoveries)	$9	$49,304	$49,313	$(2)	$52,955	$52,953
Net charge-offs to average loans (1)	0.00%	11.71%	5.54%	0.00%	15.63%	6.54%
(1) Annualized calculations shown for periods presented.
Comparison of the six months ended June 30, 2025 to the comparable period in the prior year
The provision for credit losses - loans for the six months ended June 30, 2025 was $85.3 million, compared to $141.4 million for the six months ended June 30, 2024. The decrease in the Company’s provision for credit losses - loans during the quarter ended June 30, 2025, is largely related to improvement in the performance of the CCBX portfolio and our focus on originating higher quality CCBX loans resulting in lower historical loss factors. During the six months ended June 30, 2025, an $85.3 million provision for credit losses - loans was recorded for loans originated through CCBX partners based on management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a provision of $18,000 was needed for the six months ended June 30, 2025, due to a change in outstanding balances.
The following table shows the provision expense by segment for the periods indicated:

	Six Months Ended
(dollars in thousands; unaudited)	June 30, 2025	June 30, 2024
Community bank	$18	$(540)
CCBX	85,295	141,948
Total provision expense	$85,313	$141,408
Net charge-offs for the six months ended June 30, 2025 totaled $97.5 million, or 5.55% of total average loans, as compared to net charge-offs of $109.9 million, or 6.91% of total average loans, for the six months ended June 30, 2024. Net charge-offs decreased in the first six months of 2025 compared to the same period of 2024 as a result of the improvement in the the performance of loans originated through CCBX partners and our focus on originating higher quality CCBX loans. In accordance with GAAP, CCBX losses are recorded as charge-offs, but CCBX partner agreements provide for a credit enhancement that indemnifies, and CCBX partners reimburse the Bank for net-charge-offs on CCBX loans, negative deposit accounts, and accrued interest receivable on CCBX loans, except in accordance with the program agreement for one partner where the Company is responsible for credit losses on approximately 5% of a $296.3 million loan portfolio. At June 30, 2025, our portion of this portfolio represented $19.8 million in loans. For the six months ended June 30, 2025, $97.5 million of net charge-offs were recognized for CCBX loans and $6,000 of net charge-offs recognized for community bank loans. For the six months ended June 30, 2024, $109.9 million of net charge-offs were recognized for CCBX and $9,000 of net charge-offs were recognized for community bank loans.

	Six Months Ended
	June 30, 2025			June 30, 2024
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$15	$107,451	$107,466	$17	$114,184	$114,201
Gross recoveries	(9)	(9,944)	(9,953)	(8)	(4,282)	(4,290)
Net charge-offs	$6	$97,507	$97,513	$9	$109,902	$109,911
Net charge-offs to average loans(1)	0.00%	11.85%	5.55%	0.00%	16.82%	6.91%
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
Comparison of the quarter ended June 30, 2025 to the comparable quarter in the prior year
For the three months ended June 30, 2025, noninterest income totaled $42.7 million, a decrease of $26.4 million, or 38.2%, compared to $69.1 million for the three months ended June 30, 2024. The decrease is largely attributed to lower BaaS indemnification income which is related to lower provision for credit losses on CCBX loans. The $2.2 million increase in transaction and interchange fees includes $504,000 in nonrecurring revenue.
The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2025	2024
Service charges and fees	$913	$946	$(33)	(3.5)%
Unrealized gain (loss) on equity securities, net	(439)	9	(448)	(4977.8)
Other	853	257	596	231.9
Noninterest income, excluding BaaS program income and BaaS indemnification income	1,327	1,212	115	9.5
Servicing and other BaaS fees	1,539	1,525	14	0.9
Transaction and interchange fees	5,109	2,934	2,175	74.1
Reimbursement of expenses	646	857	(211)	(24.6)
BaaS program income	7,294	5,316	1,978	37.2
BaaS credit enhancements	31,268	60,826	(29,558)	(48.6)
BaaS fraud enhancements	2,804	1,784	1,020	57.2
BaaS indemnification income	34,072	62,610	(28,538)	(45.6)
Total BaaS income	41,366	67,926	(26,560)	(39.1)
Total noninterest income	$42,693	$69,138	$(26,445)	(38.2%)
Comparison of the six months ended June 30, 2025 to the comparable period in the prior year
For the six months ended June 30, 2025, noninterest income totaled $106.2 million, a decrease of $49.1 million, or 31.6%, compared to $155.3 million for the six months ended June 30, 2024. The decrease is largely attributed to lower BaaS indemnification income which is related to lower provision for credit losses on CCBX loans. The $3.3 million increase in transaction and interchange fees includes $504,000 in nonrecurring revenue.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2025	2024
Service charges and fees	$1,773	$1,854	$(81)	(4.4)%
Loan referral fees	—	168	(168)	(100.0)
Unrealized gain (loss) on equity securities, net	(423)	24	(447)	(1862.5)
Other	1,535	565	970	171.7
Noninterest income, excluding BaaS program income and BaaS indemnification income	2,885	2,611	274	10.5
Servicing and other BaaS fees	2,958	2,656	302	11.4
Transaction and interchange fees	8,942	5,595	3,347	59.8
Reimbursement of expenses	1,672	1,111	561	50.5
BaaS program income	13,572	9,362	4,210	45.0
BaaS credit enhancements	84,916	140,634	(55,718)	(39.6)
BaaS fraud enhancements	4,797	2,707	2,090	77.2
BaaS indemnification income	89,713	143,341	(53,628)	(37.4)
Total BaaS income	103,285	152,703	(49,418)	(32.4)
Total noninterest income	$106,170	$155,314	$(49,144)	(31.6%)
Summary of significant noninterest income for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
A description of our largest noninterest income categories are below:
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

Unrealized (loss)/gain on equity securities, net. During the three and six months ended June 30, 2025, we recognized an unrealized net loss on equity securities of $439,000 compared to the same period ended June 30, 2024, when there was an unrealized gain of $9,000 recognized. We hold $3.4 million in total equity funds and investments, $3.0 million of which is in equity securities of entities that are focused on providing products to the BaaS and financial services space. The loss in the current period is due to the re-valuation of a privately held equity stake, which we review quarterly. Management doesn’t believe the write-down is indicative of longer-term concerns of the portfolio company’s health at this time.
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
Comparison of the quarter ended June 30, 2025 to the comparable quarter in the prior year
The increase in noninterest expenses for the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024 was largely due to a $4.4 million increase in salary and employee benefits, a $3.5 million increase in BaaS loan expense, a $2.7 million increase in legal and professional expenses, and a $1.6 million increase in data processing and software licenses, and a $1.0 million increase in BaaS fraud expense. These increases are largely due to growth and enhancements in technology all of which are related to the growth of the Company and investments in technology and risk management.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2025	2024
Salaries and employee benefits	$21,401	$16,973	$4,428	26.1%
Legal and professional expenses	5,962	3,311	2,651	80.1
Data processing and software licenses	5,541	3,977	1,564	39.3
Occupancy	915	985	(70)	(7.1)
Point of sale expense	69	72	(3)	(4.2)
FDIC assessments	790	690	100	14.5
Director and staff expenses	612	470	142	30.2
Marketing	50	14	36	257.1
Excise taxes	681	(706)	1,387	196.5
Other	1,524	1,383	141	10.2
Noninterest expense, excluding BaaS loan and BaaS fraud expense	37,545	27,169	10,376	38.2
BaaS loan expense	32,483	29,011	3,472	12.0
BaaS fraud expense	2,804	1,784	1,020	57.2
BaaS loan and fraud expense	35,287	30,795	4,492	14.6
Total noninterest expense	$72,832	$57,964	$14,868	25.7%
Comparison of the six months ended June 30, 2025 to the comparable period in the prior year
For the six months ended June 30, 2025, noninterest expense totaled $144.8 million, an increase of $30.3 million, or 26.5%, compared to $114.5 million for the six months ended June 30, 2024.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2025	2024
Salaries and employee benefits	$42,883	$34,913	$7,970	22.8%
Legal and professional expenses	11,850	6,930	4,920	71.0
Data processing and software licenses	10,423	7,455	2,968	39.8
Occupancy	1,949	2,014	(65)	(3.2)
FDIC assessments	1,545	1,373	172	12.5
Excise taxes	1,403	(386)	1,789	463.5
Director and staff expenses	1,243	870	373	42.9
Point of sale expense	176	162	14	8.6
Marketing	100	67	33	49.3
Other	3,462	3,250	212	6.5
Noninterest expense, excluding BaaS loan and BaaS fraud expense	75,034	56,648	18,386	32.5
BaaS loan expense	64,990	55,118	9,872	17.9
BaaS fraud expense	4,797	2,707	2,090	77.2
BaaS loan and fraud expense	69,787	57,825	11,962	20.7
Total noninterest expense	$144,821	$114,473	$30,348	26.5%
Summary of significant noninterest expense for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
A description of our largest noninterest expense categories are below:
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
FDIC Assessments. FDIC assessments are assessed to fund the Deposit Insurance Fund (“DIF”) to insure and protect the depositors of insured banks and to resolve failed banks. The assessment rate is based on a number of factors and recalculated each quarter. As deposits increase, the FDIC assessment expense will generally increase. On October 18, 2022 the FDIC finalized an increase of 2 basis points in the initial base deposit insurance assessment rates schedules, beginning with the first quarterly assessment period of 2023. The rise is intended to increase the reserve ratio of the Deposit Insurance Fund to 1.35%, the statutory requirement. The increase in the base rates will remain in place until the reserve ratio reaches or exceeds 2.0%. The reserve ratio is 1.28% as of December 31, 2024. The reserve ratio is negatively affected by growth in assets and bank failures.
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
The following table presents, for the periods indicated, the BaaS loan and fraud expenses:

	Three Months Ended
(dollars in thousands; unaudited)	June 30, 2025	June 30, 2024
BaaS loan expense	$32,483	$29,011
BaaS fraud expense	2,804	1,784
Total BaaS loan and fraud expense	$35,287	$30,795
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
On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act, (the "Act") into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Act also made certain changes to the deductibility of the cost of meals and charitable contributions that are effective for tax years beginning after Dec. 31, 2025. These changes were not reflected in the income tax provision for the period ended June 30, 2025, as enactment occurred after the balance sheet date. The Company is currently evaluating the impact on future periods.
Comparison of the quarter ended June 30, 2025 to the comparable quarter in the prior year
For the three months ended June 30, 2025, income tax expense totaled $3.4 million a decrease of $66,000 compared to the three months ended June 30, 2024. The $66,000 decrease in income tax expense is the result of lower net income, partially offset by an increase in state income tax rates. Also impacting income tax expense is the deductibility of certain equity awards. The effective tax rate was 23.3% for the three months ended June 30, 2025, compared to 22.8% for the three months ended June 30, 2024. The effective tax rate was higher for the three months ended June 30, 2025, largely due to and increase in the state income tax rate used to calculate provision for income taxes partially offset by the impact of stock equity award deductions which fluctuate based on employee driven equity award activity, vesting terms and stock price. The state rate increased in the quarter ended June 30, 2025 primarily as a result of a change in California's tax laws.
Comparison of the six months ended June 30, 2025 to the comparable period in the prior year
For the six months ended June 30, 2025 income tax expense totaled $5.4 million, compared to $5.3 million for the six months ended June 30, 2024. The $58,000 increase in income tax expense is the result of higher net income partially offset by the deductibility of certain equity awards. Our effective tax rates for the six months ended June 30, 2025 and 2024 were 20.6% and 22.5%, respectively. Before any adjustments for deductions that reduce the effective tax rate, the increase in the aforementioned state tax rate resulted in an overall income tax rate for the Company of 24.4%, this is up from 22.5% for tax year 2024.
Segment Information
Based on the criteria of ASC 280, Segment Reporting, we have identified three segments: the community bank, CCBX and treasury & administration. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides BaaS that enables digital financial service providers, companies and brands to provide financial services to their customers. The CCBX segment has 29 partners as of June 30, 2025, 20 that are active with nine more currently in the testing or implementation stage as of June 30, 2025. The treasury & administration segment includes treasury management, overall administration and all other aspects of the Company.
The Company’s reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The Company continues to evaluate its methodology on allocating items to the Company’s various segments to support strategic business decisions by the Company’s executive leadership. The difference in total loans receivable and total deposits in the community bank and CCBX segments is recorded on the balance sheet of each segment as an intrabank asset or intrabank liability, with the treasury & administration segment as the offset to those entries. Income and expenses that are specific to a segment are directly posted to each segment. Additionally, certain indirect expenses are allocated to each segment utilizing various metrics, such as number of employees, utilization of space, and allocations based on loan and deposit balances. In the second quarter of 2025, the Company’s business unit structure was reviewed and updated, including the addition of new business units to better capture, allocate, and present certain activities. As a result there was some movement in noninterest expenses between the segments compared to the prior year periods, however the overall expenses allocated to each segment as a percent of total noninterest expense remains consistent. Allocations are generally determined at the beginning of each year, are reviewed at least quarterly, and are updated for material changes as necessary. The allocations for Q2 2025 were updated effective June 1, 2025. We have implemented a transfer pricing process that credits or charges the community bank and CCBX segments with intrabank interest income or expense for the difference in average loans and average deposits, with the treasury & administration segment as the offset for those entries. The accounting policies of the segments are the same as those described in “Note 1 – Description of Business and Summary of Significant Accounting Policies” in the accompanying notes to the consolidated financial statements included in the Company's most recently filed 10-K report.

The following table presents summary financial information for each segment for the periods indicated:

	June 30, 2025				December 31, 2024
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Assets
Cash and due from banks	$5,229	$7	$714,523	$719,759	$4,510	$10,894	$437,109	$452,513
Intrabank asset	—	600,724	(600,724)	—	—	411,768	(411,768)	—
Securities	—	—	45,577	45,577	—	—	47,321	47,321
Loans held for sale	—	60,474	—	60,474	—	20,600	—	20,600
Total loans receivable	1,860,050	1,680,280	—	3,540,330	1,882,988	1,603,577	—	3,486,565
Allowance for credit losses	(18,936)	(145,858)	—	(164,794)	(18,924)	(158,070)	—	(176,994)
All other assets	28,667	203,653	46,893	279,213	28,272	211,039	51,892	291,203
Total assets	$1,875,010	$2,399,280	$206,269	$4,480,559	$1,896,846	$2,099,808	$124,554	$4,121,208
Liabilities
Total deposits	$1,553,428	$2,360,143	$—	$3,913,571	$1,521,244	$2,064,088	$—	$3,585,332
Total borrowings	—	—	47,960	47,960	—	—	47,884	47,884
Intrabank liability	315,746	—	(315,746)	—	367,540	—	(367,540)	—
All other liabilities	5,836	39,137	12,346	57,319	8,062	35,720	5,506	49,288
Total liabilities	$1,875,010	$2,399,280	$(255,440)	$4,018,850	$1,896,846	$2,099,808	$(314,150)	$3,682,504

Community Bank
Community bank total assets as of June 30, 2025 decreased $21.8 million, or 1.2%, to $1.88 billion, compared to $1.90 billion as of December 31, 2024. Loans receivable net of deferred fees for the community bank segment decreased $22.9 million, or 1.2%, to $1.86 billion as of June 30, 2025, compared to $1.88 billion as of December 31, 2024. The decrease in community bank loans receivable is the result of normal balance fluctuations. Total community bank deposits increased $32.2 million, or 2.12%, as of June 30, 2025, compared to $1.52 billion as of December 31, 2024. Our cost of deposits for the community bank was 1.76% for the six months ended June 30, 2025.
CCBX
CCBX total assets as of June 30, 2025 increased $299.5 million, or 14.3%, to $2.40 billion, compared to $2.10 billion as of December 31, 2024. During the six months ended June 30, 2025, $2.08 billion in CCBX loans were transferred to loans held for sale, with $2.04 billion in loans sold and $60.5 million loans remaining in loans held for sale as of June 30, 2025 compared to $20.6 million at December 31, 2024. We continue to sell loans back to the originating partner as part of our strategy to optimize our CCBX portfolio and manage growth, credit quality, portfolio and partner limits. We retain a portion of the fee income for our role in processing transactions on sold credit card balances. This is expected to provide an on-going and recurring revenue stream without the additional on balance sheet risk. Total CCBX loans receivable increased $76.7 million, or 4.8%, to $1.68 billion as of June 30, 2025, compared to $1.60 billion as of December 31, 2024. The increase in loans receivable is the result of increased activity with CCBX partners, net of $2.04 billion in loan sales. After deliberately reducing our other consumer and other loans portfolio during the third and fourth quarters of 2023 and first quarter of 2024 in an effort to optimize our loan portfolio, we have built back the CCBX portfolio with new loans that are more aligned with our long term objectives. As a result of an increase in the difference of average deposits compared to average loans the intrabank asset increased $188.9 million to $600.7 million as of June 30, 2025, compared to $411.8 million as of December 31, 2024. CCBX allowance for credit losses decreased to $145.9 million as of June 30, 2025, compared to $158.1 million as of December 31, 2024. The decrease in the allowance is due to an improvement in the performance of the CCBX portfolio and our focus on originating higher quality CCBX loans resulting in lower historical loss factors. As we continue to originate higher quality loans, these become a greater proportion of the CCBX portfolio, resulting in an improvement in expected losses and a reduced allowance. CCBX partner agreements provide for credit enhancements that cover $105.1 million, or 97.5%, of the total gross charge-offs on CCBX loans for the six months ended June 30, 2025. CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio. Total CCBX deposits increased $296.1 million, or 14.3%, to $2.36 billion, compared to $2.06 billion as of December 31, 2024, primarily as a result of growth within the CCBX relationships and new partnerships. This does not include an additional $478.7 million in CCBX deposits that were transferred off balance sheet to provide for increased FDIC insurance coverage to certain customers, compared to $273.2 million as of December 31, 2024.

Treasury & Administration
Treasury & administration total assets as of June 30, 2025 increased $81.7 million, or 65.6%, to $206.3 million, compared to $124.6 million as of December 31, 2024, primarily due to an increase in cash and due from banks. Total securities decreased $1.7 million, or 3.7%, to $45.6 million as of June 30, 2025, compared to $47.3 million as of December 31, 2024, primarily as a result of principal repayments on securities. Total borrowings were $48.0 million as of both June 30, 2025 and December 31, 2024.

The following tables present summary financial information for each segment for the periods indicated:

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
INTEREST INCOME AND EXPENSE
Interest income	$30,603	$68,264	$8,930	$107,797	$30,741	$60,138	$6,543	$97,422
Interest (expense) income intrabank transfer	(3,792)	7,825	(4,033)	—	(5,836)	8,299	(2,463)	—
Interest expense	6,783	23,617	660	31,060	6,459	24,119	672	31,250
Net interest income	20,028	52,472	4,237	76,737	18,446	44,318	3,408	66,172
Provision/(Recapture) for credit losses	(216)	32,427	—	32,211	(79)	62,404	—	62,325
Net interest income/(expense) after provision for credit losses - loans and unfunded commitments	20,244	20,045	4,237	44,526	18,525	(18,086)	3,408	3,847
NONINTEREST INCOME
Service charges and fees	913	—	—	913	935	11	—	946
Other income	174	357	(117)	414	129	2	135	266
BaaS program income	—	7,294	—	7,294	—	5,316	—	5,316
BaaS indemnification income	—	34,072	—	34,072	—	62,610	—	62,610
Noninterest income	1,087	41,723	(117)	42,693	1,064	67,939	135	69,138
NONINTEREST EXPENSE
Salaries and employee benefits	7,029	8,766	5,606	21,401	5,993	7,047	3,933	16,973
Occupancy	818	74	23	915	904	86	(5)	985
Data processing and software licenses	1,952	3,843	(254)	5,541	1,116	1,235	1,626	3,977
Legal and professional expenses	700	2,353	2,909	5,962	31	2,164	1,116	3,311
Other expense	2,114	1,538	74	3,726	898	1,032	(7)	1,923
BaaS loan expense	—	32,483	—	32,483	—	29,011	—	29,011
BaaS fraud expense	—	2,804	—	2,804	—	1,784	—	1,784
Total noninterest expense	12,613	51,861	8,358	72,832	8,942	42,359	6,663	57,964
Net income/(loss) before income taxes	8,718	9,907	(4,238)	14,387	10,647	7,494	(3,120)	15,021
Income taxes	2,138	2,742	(1,521)	3,359	2,310	2,074	(959)	3,425
Net income/(loss)	$6,580	$7,165	$(2,717)	$11,028	$8,337	$5,420	$(2,161)	$11,596

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Total	Community Bank	CCBX	Treasury & Administration	Total
INTEREST INCOME AND EXPENSE
Interest income	$60,895	$136,119	$15,690	$212,704	$60,793	$115,977	$12,394	$189,164
Interest (expense)/income intrabank transfer	(7,701)	13,910	(6,209)	—	(11,435)	16,450	(5,015)	—
Interest expense	13,387	45,198	1,320	59,905	12,472	46,973	1,341	60,786
Net interest income	39,807	104,831	8,161	152,799	36,886	85,454	6,038	128,378
Provision for credit losses	291	87,701	—	87,992	1,931	143,552	—	145,483
Net interest income/(expense) after provision for credit losses - loans and unfunded commitments	39,516	17,130	8,161	64,807	34,955	(58,098)	6,038	(17,105)
NONINTEREST INCOME
Service charges and fees	1,773	—	—	1,773	1,831	23	—	1,854
Other income	332	357	423	1,112	415	71	271	757
BaaS program income	—	13,572	—	13,572	—	9,362	—	9,362
BaaS indemnification income	—	89,713	—	89,713	—	143,341	—	143,341
Noninterest income	2,105	103,642	423	106,170	2,246	152,797	271	155,314
NONINTEREST EXPENSE
Salaries and employee benefits	14,169	16,741	11,973	42,883	12,041	14,398	8,474	34,913
Occupancy	1,649	159	141	1,949	1,726	178	110	2,014
Data processing and software licenses	3,383	5,582	1,458	10,423	2,164	2,198	3,093	7,455
Legal and professional expenses	744	5,046	6,060	11,850	50	4,418	2,462	6,930
Other expense	3,043	3,151	1,735	7,929	1,932	1,833	1,571	5,336
BaaS loan expense	—	64,990	—	64,990	—	55,118	—	55,118
BaaS fraud expense	—	4,797	—	4,797	—	2,707	—	2,707
Total noninterest expense	22,988	100,466	21,367	144,821	17,913	80,850	15,710	114,473
Net income before income taxes	18,633	20,306	(12,783)	26,156	19,288	13,849	(9,401)	23,736
Income taxes	3,725	4,749	(3,076)	5,398	4,134	3,655	(2,449)	5,340
Net Income/(Loss)	$14,908	$15,557	$(9,707)	$20,758	$15,154	$10,194	$(6,952)	$18,396

Comparison of the quarter ended June 30, 2025 to the comparable quarter in the prior year
Community Bank
Net interest income for the community bank was $20.0 million for the quarter ended June 30, 2025, an increase of $1.6 million, or 8.6%, compared to $18.4 million for the quarter ended June 30, 2024. The increase in net interest income is largely due lower cost of deposits resulting from lower interest rates. As a result of the community bank having higher average loans than deposits for the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024, less intrabank interest expense was allocated to the community bank. The community bank intrabank interest expense was $3.8 million for the quarter ended June 30, 2025, compared to intrabank interest expense of $5.8 million for the quarter ended June 30, 2024. There was a provision recapture for credit losses - loans for the community bank of $216,000 for the quarter ended June 30, 2025, compared to a provision recapture of $79,000 for the quarter ended June 30, 2024; the recapture in the current period was largely due to a change in the mix of community bank loans. Net charge-offs to average loans for the community bank segment was 0.00% for the quarters ended June 30, 2025, and June 30, 2024. Noninterest income for the community bank was $1.1 million, for the quarter ended June 30, 2025, an increase of $23,000, or 2.2%, compared to the quarter ended June 30, 2024. Noninterest expenses for the community bank increased $3.7 million, or 41.1%, to $12.6 million as of June 30, 2025, compared to $8.9 million as of June 30, 2024. The increase in noninterest expense is largely due to higher salaries and employee benefits and data processing and software licenses which are related to the growth of Company and investments in technology and risk management.

CCBX
Net interest income for CCBX was $52.5 million for the quarter ended June 30, 2025, an increase of $8.2 million, or 18.4%, compared to $44.3 million for the quarter ended June 30, 2024. The increase in net interest income is primarily due to loan growth from active CCBX relationships. During the quarter ended June 30, 2025 we sold $1.30 billion in CCBX loans as part of our strategy to optimize our CCBX portfolio and manage growth, credit quality, portfolio and partner limits. We are retaining a portion of the transaction processing fee income on sold credit card balances which provides an on-going and recurring income without balance sheet risk. As a result of having higher average deposits than loans for the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024 intrabank interest income for CCBX was $7.8 million for the quarter ended June 30, 2025, compared to $8.3 million for the quarter ended June 30, 2024. Provision for credit losses - loans was $32.4 million for the quarter ended June 30, 2025, compared to $62.4 million for the quarter ended June 30, 2024. The decrease in the provision is due to an improvement in the performance of the CCBX portfolio and our focus on originating higher quality CCBX loans resulting in lower historical loss factors. As we continue to originate higher quality loans, these become a greater proportion of the CCBX portfolio, resulting in an improvement in expected losses and lower provision expense. CCBX partner agreements provide for credit enhancements that cover $48.0 million, or 97.3% of total gross charge-offs on CCBX loans for the quarter ended June 30, 2025. The $31.0 million provision on CCBX loans includes $29.6 million for partner loans with credit enhancement on them and $1.3 million on CCBX loans that the Company is responsible for. In accordance with the program agreement, the Company was responsible for credit losses on approximately 5% of a $296.3 million loan portfolio, or $19.8 million in partner loans at June 30, 2025. Noninterest income for CCBX was $41.7 million for the quarter ended June 30, 2025, a decrease of $26.2 million, or 38.6%, compared to $67.9 million for the quarter ended June 30, 2024, largely due to a decrease of $29.6 million in BaaS credit enhancements to establish a credit enhancement asset for future credit losses due from our CCBX partners - which is directly related to the provision for credit losses, partially offset by a $2.0 million increase, which includes $504,000 in nonrecurring revenue, in BaaS program income, which was the result of increased activity with digital financial service providers and a $1.0 million increase in BaaS fraud enhancements. Noninterest expenses for CCBX increased $9.5 million, or 22.4%, to $51.9 million as of June 30, 2025, compared to $42.4 million as of June 30, 2024. The increase in noninterest expense is largely due to an increase in salaries and employee benefits, data processing and software licenses and legal and professional expenses, all of which are related to the growth of Company and investments in technology and risk management. BaaS loan expense increased $3.5 million compared to the prior year period and is related to the increase in interest income on loans. For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”
Treasury & Administration
Net interest income for treasury & administration was $4.2 million for the quarter ended June 30, 2025, an increase of $829,000, or 24.3%, compared to $3.4 million for the quarter ended June 30, 2024, primarily as a result of higher interest earning deposits with other banks and lower interest expense. Noninterest income decreased $252,000, or 186.7%, to $(117,000) for the quarter ended June 30, 2025, compared to $135,000 for the quarter ended June 30, 2024 and included a net $439,000 loss on equity securities due to the re-valuation of a privately held equity stake, which is reviewed quarterly. The Company does not believe the write-down is indicative of longer-term concerns of the portfolio company’s health at this time. Noninterest expense was $8.4 million for the quarter ended June 30, 2025, and $6.7 million for the quarter ended June 30, 2024, with the increase in salaries and employee benefits and legal and professional expense largely as a result of growth.
Comparison of the six months ended June 30, 2025 to the comparable period in the prior year
Community Bank
Net interest income for the community bank was $39.8 million for the six months ended June 30, 2025, an increase of $2.9 million, or 7.9%, compared to $36.9 million for the six months ended June 30, 2024. The increase in net interest income is due to increased interest expense on deposit accounts due to higher interest rates. Additionally, as a result of the community bank having higher average loans than deposits for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, intrabank interest expense for the community bank was $7.7 million for the six months ended June 30, 2025, compared to intrabank interest expense of $11.4 million for the six months ended June 30, 2024. There was a provision for credit losses - loans for the community bank of $291,000 for the six months ended June 30, 2025, compared to a provision for credit losses of $1.9 million for the six months ended June 30, 2024. Net charge-offs to average loans for the community bank segment have remained consistently low and was 0.00% for both the six months ended June 30, 2025, and 2024. Noninterest income for the community bank was $2.1 million for the six months ended June 30, 2025, a decrease of $141,000, or 6.3%, compared to $2.2 million for the six months ended June 30, 2024. Loan referral fees decreased $168,000 for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The recognition of loan referral fees fluctuates in response to market conditions and as a result we may recognize more or less, or may not recognize any, loan referral fees in some periods. Noninterest expenses for the community bank increased $5.1 million, or 28.3%, to $23.0 million as of June 30, 2025, compared to $17.9 million as of June 30, 2024. The increase in noninterest expense is largely due to higher salaries and employee benefits and data processing and software licenses which are related to the growth of Company and investments in technology and risk management. We continue to invest in our infrastructure and the automation of our processes so that they are scalable.
CCBX
Net interest income for CCBX was $104.8 million for the six months ended June 30, 2025, an increase of $19.4 million, or 22.7%, compared to $85.5 million for the six months ended June 30, 2024. The increase in net interest income is due to loan growth from active CCBX relationships. During the six months ended June 30, 2025, we sold $2.04 billion in CCBX loans as part of our strategy to optimize our CCBX portfolio, manage growth, credit quality, portfolio and partner limits. We are retaining a portion of the transaction processing fee income on sold credit card balances which provides on-going and recurring income without balance sheet risk. As a result of having higher average deposits than loans, but lower interest rates, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 intrabank interest income for CCBX was $13.9 million for the six months ended June 30, 2025, compared to $16.5 million for the six months ended June 30, 2024. Provision for credit losses - loans was $87.7 million for the six months ended June 30, 2025, compared to $143.6 million for the six months ended June 30, 2024. The decrease in the provision is due to an improvement in the performance of the CCBX portfolio and our focus on originating higher quality CCBX loans resulting in lower historical loss factors. As we continue to originate higher quality loans, these become a greater proportion of the CCBX portfolio, resulting in an improvement in expected losses and lower provision expense. Noninterest income for CCBX was $103.6 million for the six months ended June 30, 2025, a decrease of $49.2 million, or 32.2%, compared to $152.8 million for the six months ended June 30, 2024, due to a decrease of $55.7 million in BaaS credit enhancements related to the allowance for credit losses, partially offset by a $4.2 million increase, which includes $504,000 in nonrecurring revenue, in total BaaS program income, which was the result of increased activity with our CCBX partners and $2.1 million increase in BaaS fraud enhancements. Noninterest expenses for CCBX increased $19.6 million, or 24.3%, to $100.5 million as of June 30, 2025, compared to $80.9 million as of June 30, 2024. The increase in noninterest expense is largely due to growth from active CCBX relationships resulting in an increase in BaaS loan expense and increased salaries and benefits, data processing and software licenses and legal and professional expenses all of which are related to the growth of Company and investments in technology and risk management, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”

Treasury & Administration
Net interest income for treasury & administration was $8.2 million for the six months ended June 30, 2025, an increase of $2.1 million, or 35.2%, compared to $6.0 million for the six months ended June 30, 2024, largely as a result of an increase in the average balance of interest earning deposits with other banks. Noninterest income increased $152,000, or 56.1%, to $423,000 for the six months ended June 30, 2025, compared to $271,000 for the six months ended June 30, 2024. Noninterest expense increased $5.7 million, or 36.0%, to $21.4 million for the six months ended June 30, 2025, compared to $15.7 million for the six months ended June 30, 2024, largely as a result of increased salaries and employee benefits and legal and professional expenses as a result of growth. Data processing and software expenses decreased $1.6 million compared to the six months ended June 30, 2024 as more of these expenses have been directly expensed to the other segments.
Financial Condition
Our total assets increased $359.4 million, or 8.7%, to $4.48 billion at June 30, 2025 from $4.12 billion at December 31, 2024. The increase is primarily comprised of a $274.2 million increase in interest earning deposits with other banks and a $53.8 million increase in loans receivable.
During the six months ended June 30, 2025, $2.08 billion in CCBX loans were transferred to loans held for sale, with $2.04 billion in loans sold. As of June 30, 2025 there were $60.5 million in loans held for sale and $20.6 million as of December 31, 2024. We will continue to sell loans back to the originating partner as part of our strategy to optimize our CCBX portfolio, manage growth, credit quality, portfolio and partner limits. Additionally, on sold credit card balances we are retaining a portion of the future fee income for our role in processing transactions. This is expected to provide an on-going and recurring revenue stream without the additional on balance sheet risk.
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
As of June 30, 2025, loans receivable totaled $3.54 billion, an increase of $53.8 million, or 1.5%, compared to December 31, 2024. Total loans receivable is net of $6.6 million in net deferred origination fees. The increase includes gross CCBX loan growth of $76.8 million, or 4.8%, and a decrease in gross community bank loans of $23.0 million, or 1.2%.
Loans as a percentage of deposits were 92.0% as of June 30, 2025, compared to 97.8% as of December 31, 2024. We remain focused on serving our communities and markets by growing loans and funding those loans with customer deposits.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30, 2025		As of December 31, 2024
(dollars in thousands; unaudited)	Amount	Percent	Amount	Percent
Commercial and industrial loans:
Capital call lines	$199,675	5.6%	$109,017	3.1%
All other commercial & industrial loans	176,068	5.0	184,356	5.3
Total commercial and industrial loans:	375,743	10.6	293,373	8.4
Real estate loans:
Construction, land and land development	194,150	5.5	148,198	4.2
Residential real estate	433,630	12.2	469,771	13.4
Commercial real estate	1,310,882	37.0	1,374,801	39.4
Consumer and other loans	1,232,476	34.7	1,206,876	34.6
Gross loans receivable	3,546,881	100.0%	3,493,019	100.0%
Net deferred origination fees	(6,551)		(6,454)
Loans receivable	$3,540,330		$3,486,565
Loan Yield (1)	11.11%		11.12%
(1)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.
The following tables detail the loans by segment which are included in the total loan portfolio table above:

Community Bank	As of
	June 30, 2025		December 31, 2024
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Commercial and industrial loans	$149,926	8.0%	$150,395	8.0%
Real estate loans:
Construction, land and land development loans	194,150	10.4	148,198	7.8
Residential real estate loans	198,844	10.7	202,064	10.7
Commercial real estate loans	1,310,882	70.2	1,374,801	72.8
Consumer and other loans:
Other consumer and other loans	12,230	0.7	13,542	0.7
Gross Community Bank loans receivable	1,866,032	100.0%	1,889,000	100.0%
Net deferred origination fees	(5,982)		(6,012)
Loans receivable	$1,860,050		$1,882,988
Loan Yield(1)	6.53%		6.53%
(1)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.

CCBX	As of
	June 30, 2025		December 31, 2024
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Capital call lines	$199,675	11.9%	$109,017	6.8%
All other commercial & industrial loans	26,142	1.6	33,961	2.1
Real estate loans:
Residential real estate loans	234,786	14.0	267,707	16.7
Consumer and other loans:
Credit cards	533,925	31.8	528,554	33.0
Other consumer and other loans	686,321	40.7	664,780	41.4
Gross CCBX loans receivable	1,680,849	100.0%	1,604,019	100.0%
Net deferred origination (fees) costs	(569)		(442)
Loans receivable	$1,680,280		$1,603,577
Loan Yield - CCBX (1)(2)	16.22%		16.81%
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
Commercial and Industrial Loans. Commercial and industrial loans increased $82.4 million, or 28.1%, to $375.7 million as of June 30, 2025, from $293.4 million as of December 31, 2024. The increase in commercial and industrial loans receivable over December 31, 2024 was largely due to an increase of $90.7 million in capital call lines partially offset by an $8.3 million decrease in other commercial and industrial loans.
Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory or equipment, and we generally obtain personal guarantees on these loans. Commercial and industrial loans includes $51.8 million and $48.6 million in loans to financial institutions as of June 30, 2025 and December 31, 2024, respectively.
Included in the commercial and industrial loan balance is $199.7 million and $109.0 million in capital call lines resulting from relationships with our CCBX partners as of June 30, 2025 and December 31, 2024, respectively, and $26.1 million and $34.0 million in CCBX other commercial loans as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 there was $149.9 million in community bank commercial and industrial loans compared to $150.4 million at December 31, 2024.
Construction, Land and Land Development Loans. Construction, land and land development loans increased $46.0 million, or 31.0%, to $194.2 million as of June 30, 2025, from $148.2 million as of December 31, 2024. The increase is attributed to some new construction and development projects.
Unfunded loan commitments for construction, land and land development loans were $70.0 million at June 30, 2025, compared to $47.8 million at December 31, 2024. Although we have seen a strong commercial and residential real estate market in the Puget Sound region thus far in 2025, the macro economic environment is continuously changing, primarily due to the pace of economic growth, inflation, changing interest rates, global trade tensions, tariffs, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters, and trade issues that have resulted in economic uncertainty.
Construction, land and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing these loans are primarily located in the Puget Sound region and are comprised of both residential and commercial properties, including owner occupied properties and investor properties. As of June 30, 2025, construction, land and land development loans included $104.1 million in commercial construction loans,

$39.8 million in residential construction loans, $30.2 million in other construction, land and land development loans and $20.1 million in undeveloped land loans, compared to $83.2 million in commercial construction loans, $40.9 million in residential construction loans, $8.7 million in undeveloped land loans, and $15.4 million in other construction, land and land development loans as of December 31, 2024.
Residential Real Estate Loans. Our one-to-four family residential real estate loans decreased $36.1 million, or 7.7%, to $433.6 million as of June 30, 2025, from $469.8 million as of December 31, 2024, primarily due to a decrease of $32.9 million in CCBX loans combined with a decrease of $3.2 million in community bank loans.
As of June 30, 2025, there were $234.8 million in CCBX home equity loans included in residential real estate, compared to $267.7 million at December 31, 2024, primarily as a result of increased loan sale activity. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card. These are first and second lien residential loans and require 18 months of home ownership. Term lengths are up to 30 years and lines range from $50,000 to $400,000. We sold $360.7 million in CCBX residential real estate loans year to date as of June 30, 2025.
In the past, we have purchased residential mortgages originated through other financial institutions to hold for investment for purposes of diversifying our residential mortgage loan portfolio, meeting certain regulatory requirements and increasing our interest income. We last purchased residential mortgage loans in 2018. As of June 30, 2025 and December 31, 2024, we held $4.5 million and $6.1 million, respectively in purchased residential real estate mortgage loans. These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conducted an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards.
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
Commercial Real Estate Loans. Commercial real estate loans decreased $63.9 million, or 4.6%, to $1.31 billion as of June 30, 2025, from $1.37 billion as of December 31, 2024.
We are committed to growing the community bank portfolio in the Puget Sound region. We actively seek commercial real estate loans in our markets and our lenders are experienced in competing for these loans and managing these relationships.
We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, low rise office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10 to 25 year period with balloon payments due at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates. At June 30, 2025, approximately 32.5% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 37.0% of our loan portfolio at June 30, 2025 and are a large source of revenue. As of June 30, 2025, we held $15.8 million in purchased commercial real estate loans, compared to $20.1 million at December 31, 2024. Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans, and remains diligent in communicating and proactively working with borrowers to help mitigate potential credit deterioration.
Consumer and Other. Consumer and other loans increased $25.7 million, or 2.1%, to $1.23 billion, from $1.21 billion as of December 31, 2024, primarily as a result of growth in CCBX loans originated through our partners. We sold $1.57 billion in CCBX credit cards loans and $116.4 million in CCBX consumer and other loans year to date as of June 30, 2025. We expect that we will continue to sell CCBX loans as part of our on-going strategy to manage the loan portfolio and credit quality. New loans are being booked with enhanced credit standards, which typically results in a lower interest rate than some of the higher risk loans that have paid off or that we have chosen to sell.

CCBX consumer loans totaled $1.22 billion as of June 30, 2025, compared to $1.19 billion at December 31, 2024. CCBX consumer loans include installment loans, credit cards, lines of credit and other loans. CCBX consumer loans include cash secured and unsecured consumer loans, loan products designed to help consumers build credit, lines of credit, credit cards, other loans and overdrafts. Consumer credit cards are open-ended and have interest rates ranging from a promotional rate of 0.00% to the maximum rate allowable by state. For short-term consumer loans, both secured and unsecured options are available and typically have fully-amortizing terms ranging from two months to six years. Interest rates can be fixed or variable up to the maximum allowable rate by state.
Our community bank consumer and other loans totaled $12.2 million as of June 30, 2025, compared to $13.5 million at December 31, 2024 and are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans.
Industry Exposure and Categories of Loans
We have a diversified loan portfolio, representing a wide variety of industries. Our major categories of loans are commercial real estate, consumer and other loans, residential real estate, commercial and industrial, and construction, land and land development loans. Together they represent $3.55 billion in outstanding loan balances. When combined with $1.93 billion in unused commitments the total of these categories is $5.48 billion. However, total exposure on CCBX loans is subject to portfolio and partner maximum limits and adjusted for those limits, unused commitments are limited to $707.3 million. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our community bank loan commitments by industry for our commercial real estate portfolio as of June 30, 2025:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Community bank commercial real estate loans
Apartments	$362,315	$2,889	$365,204	6.7%	$3,814	95
Hotel/Motel	154,877	1,073	155,950	2.8	6,734	23
Convenience Store	135,118	546	135,664	2.5	2,290	59
Office	119,622	6,666	126,288	2.3	1,375	87
Warehouse	102,688	—	102,688	1.9	1,770	58
Retail	93,552	836	94,388	1.7	936	100
Mixed use	93,455	5,287	98,742	1.8	1,126	83
Mini Storage	73,695	7,272	80,967	1.5	3,685	20
Strip Mall	43,468	—	43,468	0.8	6,210	7
Manufacturing	35,274	570	35,844	0.7	1,306	27
Groups < 0.70% of total	96,818	4,938	101,756	1.8	1,226	79
Total	$1,310,882	$30,077	$1,340,959	24.5%	$2,055	638

As illustrated in the table below, our CCBX partners originate a large number of mostly smaller dollar loans, resulting in an average consumer loan balance of just $900.
The following table summarizes our loan commitments by category for our consumer and other loan portfolio as of June 30, 2025:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments (1)	Total Outstanding Balance & Available Commitment (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX consumer loans
Credit cards	$533,925	$702,611	$1,236,536	22.6%	$1.6	337,749
Installment loans	671,089	30,817	701,906	12.8	0.8	796,927
Lines of credit	676	14	690	0.0	0.9	715
Other loans	14,556	—	14,556	0.3	0.1	240,653
Community bank consumer loans
Installment loans	738	2	740	0.0	30.8	24
Lines of credit	178	339	517	0.0	5.7	31
Other loans	11,314	13,000	24,314	0.4	32.6	347
Total	$1,232,476	$746,783	$1,979,259	36.1%	$0.9	1,376,446
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our loan commitments by category for our residential real estate portfolio as of June 30, 2025:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX residential real estate loans
Home equity line of credit	$234,786	$509,297	$744,083	13.6%	$27	8,735
Community bank residential real estate loans
Closed end, secured by first liens	162,205	1,064	163,269	3.0	554	293
Home equity line of credit	30,328	46,270	76,598	1.4	122	249
Closed end, second liens	6,311	1,073	7,384	0.1	218	29
Total	$433,630	$557,704	$991,334	18.1%	$47	9,306
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.

The following table summarizes our loan commitments by industry for our commercial and industrial loan portfolio as of June 30, 2025:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments (1)	Total Outstanding Balance & Available Commitment (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX C&I loans
Capital call lines	$199,675	$438,391	$638,066	11.6%	$1,597	125
Retail and other loans	26,142	23,001	49,143	0.9	9	2,915
Community bank C&I loans
Construction/Contractor services	30,449	32,173	62,622	1.1	154	198
Financial institutions	51,768	—	51,768	0.9	4,314	12
Medical / Dental / Other care	5,496	3,683	9,179	0.2	423	13
Manufacturing	5,325	3,976	9,301	0.2	140	38
Groups < 0.20% of total	56,888	26,593	83,481	1.6	228	250
Total	$375,743	$527,817	$903,560	16.5%	$106	3,551
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table details our community bank loan commitments by category for our construction, land and land development loan portfolio as of June 30, 2025:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Community bank construction, land and land development loans
Commercial construction	$104,078	$48,309	$152,387	2.8%	$7,434	14
Residential construction	39,831	17,340	57,171	1.0	2,655	15
Developed land loans	22,875	604	23,479	0.4	1,271	18
Undeveloped land loans	20,067	748	20,815	0.4	1,338	15
Land development	7,299	3,048	10,347	0.2	811	9
Total	$194,150	$70,049	$264,199	4.8%	$2,735	71

Nonperforming Assets
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by applicable regulations. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. Installment (closed end) consumer loans and revolving (open-ended loans, such as credit cards) originated through CCBX partners typically continue to accrue interest until they are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards). These consumer loans are reported out as substandard loans, 90+ days past due and still accruing. As a result of the type of loans (primarily consumer loans) originated through our CCBX partners, we anticipate that balances 90 days past due or more and still accruing will increase as those loans grow. Additionally, some CCBX partners have instituted a collection practice that places certain loans on nonaccrual status to improve collectability. As of June 30, 2025, $20.1 million in CCBX nonaccrual loans were less than 90 days past due.
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

We had $60.9 million in nonperforming assets as of June 30, 2025, compared to $62.7 million as of December 31, 2024. This includes $32.6 million in CCBX loans more than 90 days past due and still accruing interest as of June 30, 2025, compared to $43.1 million at December 31, 2024. All of our nonperforming assets were nonperforming loans as of June 30, 2025 and December 31, 2024. This decrease was partially offset by an increase of $4.9 million in CCBX nonaccrual loans primarily as a result of a new collection practice that places certain loans on nonaccrual status to improve collectibility, $20.1 million of these loans are less than 90 days past due as of June 30, 2025. Additionally, there was an increase in community bank nonaccrual loans of $3.7 million during the six months ended June 30, 2025. Our nonperforming loans to loans receivable ratio was 1.72% at June 30, 2025, compared to 1.80% at December 31, 2024.
Our community bank credit quality remains strong, as demonstrated by the low level of community bank nonperforming loans to total loans receivable of 0.11% as of June 30, 2025. CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses, when accruing consumer loans originated through CCBX partners are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards). CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio.

The following table presents information regarding nonperforming assets at the dates indicated:

(dollars in thousands; unaudited)	June 30, 2025	December 31, 2024
Nonaccrual loans:
Commercial and industrial loans	$2,333	$334
Real estate loans:
Construction, land and land development	1,697	—
Consumer and other loans:
Credit cards	20,140	10,262
Other consumer and other loans	4,063	8,967
Total nonaccrual loans	28,233	19,563
Accruing loans past due 90 days or more:
Commercial & industrial loans	926	1,006
Real estate loans:
Residential real estate loans	1,817	2,608
Consumer and other loans:
Credit cards	23,116	34,490
Other consumer and other loans	6,775	4,989
Total accruing loans past due 90 days or more	32,634	43,093
Total nonperforming loans	60,867	62,656
Real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$60,867	$62,656
Total nonaccrual loans to loans receivable	0.80%	0.56%
Total nonperforming loans to loans receivable	1.72%	1.80%
Total nonperforming assets to total assets	1.36%	1.52%
The following tables detail nonperforming assets by segment which are included in the total nonperforming assets table above:

Community Bank	As of
(dollars in thousands; unaudited)	June 30, 2025	December 31, 2024
Nonaccrual loans:
Commercial and industrial loans	$2,145	$100
Real estate:
Construction, land and land development	1,697	—
Total nonaccrual loans	3,842	100
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	—	—
Total nonperforming loans	3,842	100
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$3,842	$100
Total nonperforming community bank loans to total loans receivable	0.11%	—%

CCBX	As of
(dollars in thousands; unaudited)	June 30, 2025	December 31, 2024
Nonaccrual loans:
Commercial and industrial loans:
All other commercial & industrial loans	$188	$234
Consumer and other loans:
Credit cards	20,140	10,262
Other consumer and other loans	4,063	8,967
Total nonaccrual loans	24,391	19,463
Accruing loans past due 90 days or more:
Commercial & industrial loans	926	1,006
Real estate loans:
Residential real estate loans	1,817	2,608
Consumer and other loans:
Credit cards	23,116	34,490
Other consumer and other loans	6,775	4,989
Total accruing loans past due 90 days or more	32,634	43,093
Total nonperforming loans	57,025	62,556
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$57,025	$62,556
Total nonperforming CCBX loans to total loans receivable	1.61%	1.79%
As of June 30, 2025, $55.3 million of the $57.0 million in nonperforming CCBX loans were covered by CCBX partner credit enhancements. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses. Under the agreement, the CCBX partner will indemnify or reimburse the Bank for its loss/charge-off on these loans.
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

As of June 30, 2025, the allowance for credit losses totaled $164.8 million, or 4.65% of total loans. As of December 31, 2024, the allowance for credit losses totaled $177.0 million, or 5.08% of total loans.
The decrease in the Company’s allowance for credit losses for the six months ended June 30, 2025 compared to December 31, 2024, is largely related to the provision for CCBX partner loans. During the six months ended June 30, 2025, an $87.7 million provision for credit losses - loans was recorded for CCBX partner loans based on management’s analysis. The decrease in the allowance is due to an improvement in the performance of the CCBX portfolio and our focus on originating higher quality CCBX loans resulting in lower historical loss factors. As we continue to originate higher quality loans, these become a greater proportion of the CCBX portfolio, resulting in an improvement in expected losses and a reduced allowance. In general, CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. The factors used in management’s analysis for community bank credit losses indicated that a provision for credit losses - loans of $291,000 was needed for the six months ended June 30, 2025, largely due to a a change in the mix of community bank loans. The macro economic environment is continuously changing, primarily due to the pace of economic growth, inflation, changing interest rates, global trade tensions, tariffs, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters, and trade issues that have resulted in economic uncertainty. As described above, CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses.
Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by indemnifying or reimbursing incurred losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans, unfunded commitments, accrued interest receivable on CCBX loans and negative deposit accounts. When the provision for credit losses - loans and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner legal commitment to indemnify or reimburse losses. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner or taken from the partner's cash reserve account. Agreements with our CCBX partners also provide protection to the Bank from fraud by indemnifying or reimbursing incurred fraud losses. BaaS fraud includes noncredit fraud losses on loans and deposits originated through partners. Fraud losses are recorded when incurred as losses in noninterest expense, and the enhancement received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement.
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

The following table presents, as of and for the periods indicated, net charge-off information by segment:

	Three Months Ended
	June 30, 2025			June 30, 2024
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$11	$53,769	$53,780	$2	$55,205	$55,207
Gross recoveries	(2)	(4,465)	(4,467)	(4)	(2,250)	(2,254)
Net charge-offs (recoveries)	$9	$49,304	$49,313	$(2)	$52,955	$52,953
Net charge-offs to average loans (1)	0.00%	11.71%	5.54%	0.00%	15.63%	6.54%
% of CCBX charge-offs covered by credit enhancement		97.3%			97.6%
(1)Annualized calculations shown for periods presented.

	Six Months Ended
	June 30, 2025			June 30, 2024
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$15	$107,451	$107,466	$17	$114,184	$114,201
Gross recoveries	(9)	(9,944)	(9,953)	(8)	(4,282)	(4,290)
Net charge-offs	$6	$97,507	$97,513	$9	$109,902	$109,911
Net charge-offs to average loans (1)	0.00%	11.85%	5.55%	0.00%	16.82%	6.91%
% of CCBX charge-offs covered by credit enhancement		97.5%			96.9%
(1)Annualized calculations shown for periods presented.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(dollars in thousands; unaudited)	2025	2024	2025	2024
Allowance at beginning of period	$183,178	$139,941	$176,994	$117,381
Provision for credit losses	30,929	61,890	85,313	141,408
Charge-offs:
Commercial and industrial loans	1,738	3,870	3,645	8,567
Residential real estate	1,552	864	3,157	2,007
Commercial real estate	—	—	—	—
Consumer and other	50,490	50,473	100,664	103,627
Total charge-offs	53,780	55,207	107,466	114,201
Recoveries:
Commercial and industrial loans	205	271	561	494
Residential real estate	94	2	96	4
Commercial real estate	—	—	4	—
Consumer and other	4,168	1,981	9,292	3,792
Total recoveries	4,467	2,254	9,953	4,290
Net charge-offs	49,313	52,953	97,513	109,911
Allowance at end of period	$164,794	$148,878	$164,794	$148,878
Allowance for credit losses to nonaccrual loans	583.69%	1874.09%	583.69%	1874.09%
Allowance to nonperforming loans	270.74%	279.91%	270.74%	279.91%
Allowance to loans receivable	4.65%	4.48%	4.65%	4.48%

The allowance for credit losses to nonaccrual loans ratio decreased as of June 30, 2025, compared to June 30, 2024, primarily as a result of an increase in nonaccrual loans of $20.3 million, largely due to an increase in CCBX nonaccrual loans as a result of a new collection practice that places certain loans on nonaccrual status to improve collectibility, partially offset by a decrease in nonaccrual community bank loans. The allowance for credit losses increased $15.9 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, largely due to the increase in loans originated through our CCBX partners. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses. CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio. Net charge-offs on CCBX loans for the six months ended June 30, 2025 that were covered by credit enhancements were $48.0 million. At June 30, 2025, the allowance for credit losses for CCBX partner loans totaled $145.9 million, compared to $158.1 million at December 31, 2024.
The following table presents the loans receivable and allowance for credit losses by segment for the periods indicated:

	As of June 30, 2025			As of December 31, 2024
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Loans receivable	$1,860,050	$1,680,280	$3,540,330	$1,882,988	$1,603,577	$3,486,565
Allowance for credit losses	(18,936)	(145,858)	(164,794)	(18,924)	(158,070)	(176,994)
Allowance for credit losses to total loans receivable	1.02%	8.68%	4.65%	1.00%	9.86%	5.08%
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
Securities
We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits, for CRA purposes or other business purposes. At June 30, 2025, our securities portfolio was invested in U.S. Agency collateralized mortgage obligations and U.S. Agency residential mortgage-backed securities for Community Reinvestment Act ("CRA") purposes. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At June 30, 2025, our loan-to-deposit ratio was 92.0%, due primarily to our growth in both loans and deposits. When our securities portfolio represents less than 5% of assets we focus on liquid securities. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we may invest excess funds to provide a higher return.
As of June 30, 2025, the amortized cost of our investment securities totaled $45.6 million, a decrease of $1.7 million, or 3.7%, compared to $47.3 million as of December 31, 2024. The decrease in the securities portfolio was due to principal paydowns during the six months ended June 30, 2025.
Our investment portfolio consists of only $33,000 in securities classified as AFS and $45.5 million in held-to-maturity securities for CRA purposes. The carrying values of our investment securities classified as AFS are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. As of June 30, 2025 our AFS portfolio had an unrealized loss of $1,000 compared to an unrealized loss of $2,000 as of December 31, 2024.
The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of June 30, 2025		As of December 31, 2024
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. Agency collateralized mortgage obligations	34	33	37	35
Total available-for-sale securities	34	33	37	35
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	45,544	45,618	47,286	46,705
Total held-to-maturity securities	45,544	45,618	47,286	46,705
Total investment securities	$45,578	$45,651	$47,323	$46,740
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
•The Company had a $1.8 million and $2.2 million equity interest in a specialized bank technology company as of the quarters ended June 30, 2025, and June 30, 2024, respectively. There was a $443,000 write-down during the quarter ended June 30, 2025 due to a re-valuation, which is done at least quarterly. Management doesn’t believe the write-down is indicative of longer-term concerns at this time.
•The Company had a $350,000 equity interest in a technology company as of the quarters ended June 30, 2025, and June 30, 2024.

•The Company had a $47,000 and $50,000 equity interest in a technology company as of the quarters ended June 30, 2025, and June 30, 2024, respectively.
The following table shows the activity in equity investments without a readily determinable fair value for the dates shown:

	For the Three Months Ended June 30,
(dollars in thousands; unaudited)	2025	2024
Carrying value, beginning of period	$2,619	$2,622
Purchases	—	—
Observable price change	(443)	—
Carrying value, end of period	$2,176	$2,622
We invest in investment funds that are accelerating technology adoption by banks. These equity investments are held at fair value as reported by the funds. During the six months ended June 30, 2025, we had a net capital investment of $302,000 with investment funds designed to help accelerate technology adoption at banks, and recognized net earnings of $21,000, resulting in an equity interest of $1.2 million at June 30, 2025. The Company has committed up to $1.6 million in capital for these investment funds, however, the Company is not obligated to fund these commitments prior to a capital call.
The following table shows the activity in investment funds for the dates shown:

	For the Three Months Ended June 30,
(dollars in thousands; unaudited)	2025	2024
Carrying value, beginning of period	939	777
Purchases/capital calls/capital returns, net	290	41
Net change recognized in earnings	4	9
Carrying value, end of period	$1,233	$827
Other Assets
Deferred tax assets, net increased $229,000 to $3.8 million and other assets decreased $11,000 to $13.6 million as of June 30, 2025, compared to December 31, 2024.
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
Total deposits as of June 30, 2025 were $3.91 billion, an increase of $328.2 million, or 9.2%, compared to $3.59 billion as of December 31, 2024. The increase in deposits was largely in due to an increase of $296.1 million in CCBX deposits. Core deposits ended the quarter at $3.44 billion compared to $3.12 billion at December 31, 2024. We define core deposits as all deposits except time deposits and brokered deposits. Our cost of deposits for the community bank was 1.77% for the three months ended June 30, 2025. Additionally, as of June 30, 2025 there was $478.7 million in CCBX deposits that were transferred off balance sheet for increased FDIC insurance coverage and liquidity purposes.

Included in total deposits is $2.36 billion in CCBX deposits, an increase of $296.1 million, or 14.3%, compared to $2.06 billion as of December 31, 2024. CCBX customer deposit relationships include deposits with CCBX end customers, operating and non-operating deposit accounts. The deposits from our CCBX segment are generally classified as interest bearing demand and money market accounts.
Total noninterest bearing deposits as of June 30, 2025 were $555.4 million, an increase of $27.8 million, or 5.3%, compared to $527.5 million as of December 31, 2024. Noninterest bearing deposits represent 14.2% and 14.7% of total deposits for June 30, 2025 and December 31, 2024, respectively. Community bank noninterest bearing deposits totaled $494.9 million and $471.8 million at June 30, 2025 and December 31, 2024, respectively.
Total interest bearing balances, excluding time deposits, as of June 30, 2025 were $3.34 billion, an increase of $304.0 million, or 10.0%, compared to $3.04 billion as of December 31, 2024. The $304.0 million increase is primarily due to CCBX growth in interest bearing deposits combined with an increase in community bank interest bearing deposits of $12.7 million. Included in total deposits is $452.4 million in IntraFi network interest bearing demand and money market sweep accounts as of June 30, 2025, which provides our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions. The increase in community bank deposits is a result of normal balance fluctuations.
Total time deposit balances as of June 30, 2025 were $14.0 million, a decrease of $3.6 million, or 20.5%, from $17.5 million as of December 31, 2024. The decrease is largely due to our focus on core deposits and letting higher rate time deposits run off as they mature. We have seen competitors increase rates on time deposits, and have not globally matched their rates in response as we focus on growing and retaining less costly core deposits.
The following table sets forth deposit balances at the dates indicated:

	As of June 30, 2025		As of December 31, 2024
(dollars in thousands; unaudited)	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
Demand, noninterest bearing	$555,355	14.2%	$527,524	14.7%
Interest bearing demand and money market	2,776,813	71.0	2,529,084	70.5
Savings	109,456	2.8	66,826	1.9
Total core deposits	3,441,624	88.0	3,123,434	87.1
Other deposits	457,989	11.7	444,351	12.4
Time deposits less than $100,000	5,299	0.1	5,920	0.2
Time deposits $100,000 and over	8,659	0.2	11,627	0.3
Total	$3,913,571	100.0%	$3,585,332	100.0%
Cost of deposits (1)	3.10%		3.21%
(1)Cost of deposits is annualized for the three months ended for each period presented.

The following tables detail the deposits for the segments which are included in the total deposit portfolio table above:

Community Bank	As of
	June 30, 2025		December 31, 2024
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$494,907	31.9%	$471,838	31.0%
Interest bearing demand and money market	545,655	35.1	570,625	37.5
Savings	57,933	3.7	61,116	4.0
Total core deposits	1,098,495	70.7	1,103,579	72.5
Other deposits	440,975	28.4	400,118	26.3
Time deposits less than $100,000	5,299	0.3	5,920	0.4
Time deposits $100,000 and over	8,659	0.6	11,627	0.8
Total Community Bank deposits	$1,553,428	100.0%	$1,521,244	100.0%
Cost of deposits(1)	1.77%		1.86%
(1)Cost of deposits is annualized for the three months ended for each period presented.

CCBX	As of
	June 30, 2025		December 31, 2024
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$60,448	2.6%	$55,686	2.7%
Interest bearing demand and money market	2,231,159	94.5	1,958,459	94.9
Savings	51,523	2.2	5,710	0.3
Total core deposits	2,343,130	99.3	2,019,855	97.9
Other deposits	17,013	0.7	44,233	2.1
Total CCBX deposits	$2,360,143	100.0%	$2,064,088	100.0%
Cost of deposits (1)	3.96%		4.19%
(1)Cost of deposits is annualized for the three months ended for each period presented.
The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(dollars in thousands; unaudited)	As of June 30, 2025	As of December 31, 2024
Maturity Period:
Three months or less	$2,468	$3,381
Over three through six months	2,406	2,857
Over six through twelve months	2,189	3,473
Over twelve months	1,596	1,916
Total	$8,659	$11,627
Weighted average maturity (in years)	0.78	0.73
Average deposits for the three months ended June 30, 2025 were $3.93 billion, an increase of 14.3% compared to $3.44 billion for the three months ended June 30, 2024. The increase in average deposits was primarily in interest bearing deposits. We expect deposits to increase with continued growth in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by branch managers, treasury service personnel and lenders.

The average rate paid on total deposits was 3.10% for the three months ended June 30, 2025, compared to 3.58% for the three months ended June 30, 2024. The average rate paid on interest bearing demand and money market accounts decreased 0.67% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The average rate paid on other deposits increased 3.35% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 as a result of including reciprocal deposits in this category. The average rate paid on time deposits of less than $100,000 increased 0.10% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The average rate paid on time deposits greater than $100,000 increased 0.37% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The average rate paid on savings increased 0.86% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 as a result of an increase in CCBX savings deposits. The overall lower average rate of 3.10% paid on interest bearing accounts in the three months ended June 30, 2025 compared to 3.58% for the three months ended June 30, 2024 is due to lower interest rates.
The average rate paid on total deposits was 3.09% for the six months ended June 30, 2025, compared to 3.53% for the six months ended June 30, 2024. The average rate paid on interest bearing demand and money market accounts decreased 0.66% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The average rate paid on other deposits increased 3.36% for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The average rate paid on time deposits of less than $100,000 increased 0.21% for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The average rate paid on time deposits greater than $100,000 increased 0.93% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The average rate paid on savings was 0.88% for the six months ended June 30, 2025, compared to 0.39% for the six months ended June 30, 2024. The overall lower average rate paid on interest bearing accounts in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is due to a lower interest rate environment.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
(dollars in thousands; unaudited)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)
Demand, noninterest bearing	$562,174	0.00%	$584,661	0.00%	$553,030	0.00%	$590,177	0.00%
Interest bearing demand and money market	2,803,427	3.75	2,769,146	4.43	2,716,068	3.75	2,702,975	4.41
Savings	95,002	1.28	70,100	0.41	83,243	0.88	72,771	0.39
Other deposits	456,355	3.35	1	0.00	453,696	3.36	1	0.00
Time deposits less than $100,000	5,385	0.74	6,906	0.64	5,545	0.76	7,248	0.55
Time deposits $100,000 and over	9,405	1.71	8,422	1.34	9,988	1.92	8,734	0.99
Total deposits	$3,931,748	3.10%	$3,439,236	3.58%	$3,821,570	3.09%	$3,381,906	3.53%
(1)Annualized calculations shown for periods presented.
The ratio of average noninterest bearing deposits to average total deposits for the six months ended June 30, 2025 was 14.3% compared to 17.0% six months ended June 30, 2024.
Uninsured Deposits
The FDIC insures our deposits up to $250,000 per depositor, per insured bank for each account ownership category. Deposits that exceed insurance limits are uninsured. At June 30, 2025, deposits totaled $3.91 billion, of which total estimated uninsured deposits were $579.9 million, or 14.8% of total deposits, compared to $543.0 million, or 15.1% of total deposits as of December 31, 2024. The Bank is using sweep deposits to provide our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.

Estimated uninsured time deposits totaled $1.5 million as of June 30, 2025. The table below shows the estimated uninsured time deposits, by account, for the maturity periods indicated:

(dollars in thousands; unaudited)	As of June 30, 2025
Maturity Period:
Three months or less	$78
Over three through six months	789
Over six through twelve months	423
Over twelve months	218
Total	$1,508
Borrowings
We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of June 30, 2025 and June 30, 2024, total borrowing capacity of $461.4 million and $472.5 million, respectively, was available under this arrangement. As of June 30, 2025 and 2024, Federal Reserve advances totaled zero. Additional loans were pledged in 2023 to significantly increase the borrowing capacity of the Bank in the event of a liquidity crisis.
Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of June 30, 2025 and June 30, 2024, we had borrowing capacity of $181.3 million and $177.6 million, respectively, with the FHLB. As of June 30, 2025 and 2024, FHLB advances totaled zero.
Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I (the “Trust”), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. Prior to June 30, 2023, the debentures bore interest at a rate per annum equal to the three-month LIBOR plus 2.10%. Beginning with rate adjustments subsequent to June 30, 2023, the rate is based off three-month CME Term SOFR plus a spread adjustment of 0.26% and margin of 2.10%. The effective rate as of June 30, 2025 and December 31, 2024 was 6.68% and 6.72%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture, subject to Federal Reserve approval. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.
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
Liquidity and Capital Resources
Liquidity Management
Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, and operational, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity management. Deposits obtained through our CCBX segment are a significant source of liquidity for us. If a relationship with a large CCBX partner terminates, the exit of those deposits could have an adverse impact on liquidity. Partner program agreements govern the relationship and are valid for a given period of time. Prior to exiting, the partner would need to provide us adequate notice as stipulated in the agreement that they were not going to renew the program agreement and intend to move the deposits. The movement to an alternate BaaS provider is cumbersome and would be over a period of time, which would allow us the opportunity to put alternate liquidity in place; those options are more fully discussed below. As of June 30, 2025, we have two partners with deposits that are in excess of 10% of total deposits and represent 44% of total deposits.
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
The Company has pledged loans and securities totaling $954.5 million and $957.9 million at June 30, 2025 and December 31, 2024, respectively, for borrowing lines at the FHLB and FRB. Additional loans were pledged during 2023 to significantly increase the borrowing capacity of the Bank in the event of a liquidity crisis. The Bank had the ability and capacity to borrow up to $642.7 million from FHLB and the FRB discount window at June 30, 2025. There were no borrowings taken for funding under these facilities during the twelve-months ended June 30, 2025 so the Bank has the maximum capacity in the event of a liquidity emergency.

The Bank’s current liquidity position is supported by liquid assets (cash and investments on the balance sheet), liabilities (capacity to borrow funds the same day), low levels of uninsured deposits ($579.9 million at June 30, 2025) and alternative sources of funds including the capacity to borrow up to $642.7 million from FHLB, the FRB discount window, on a same day basis and a $50.0 million line of credit with a banker’s bank. Cash on the balance sheet and borrowing capacity totaled $1.41 billion and represented 36.1% of total deposits and exceeded the $579.9 million in uninsured deposits as of June 30, 2025. The board of directors and management is cognizant of the risk of uninsured deposits and has used fully insured IntraFi Network reciprocal deposits to reduce uninsured deposit. Fully insured IntraFi network reciprocal deposits totaled $452.4 million and $414.0 million at June 30, 2025 and December 31, 2024, respectively. Uninsured deposits totaled $579.9 million at June 30, 2025 and totaled $543.0 million at December 31, 2024.
The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs. During the quarter ended December 31, 2024, the Company completed a public offering of 1,380,000 shares of its common stock at a price to the public of $71.00 per share. Gross proceeds from the offering of $98.0 million, before deducting underwriting discounts and offering expenses, will be used for general corporate purposes, including, without limitation, to support investment opportunities and the Bank’s growth. A total of $50.0 million of those proceeds were contributed to the Bank in 2024, and the balance of the amount was retained in cash at the Company level. The Company currently holds $43.9 million in cash for debt servicing and operating purposes. In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs.
For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs and targets a minimum liquidity ratio of 15%. Both of these minimum liquidity levels are on-balance sheet sources. Per policy and the Bank’s liquidity contingency plan, in event of a liquidity emergency the Bank can utilize wholesale funds in an amount up to 30% of assets. Since the Bank uses only a small portion of its borrowing or wholesale funding capacity, the Bank has access to borrow funds if needed in a liquidity emergency.
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
As of June 30, 2025, and December 31, 2024, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized" for purposes of the Federal Reserve's prompt corrective action regulations. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on our level of earnings; however, the capital raise completed in December 2024 strengthened our regulatory capital levels. We expect to monitor and control growth in order to remain in compliance with all regulatory capital standards applicable to us. In addition, the Company maintains an effective registration statement on Form S-3 with the Securities and Exchange Commission which allows the Company to raise additional capital in an amount up to $102.0 million. The Company raised $98.0 million in December 2024 and $34.5 million in December 2021. The Company, through a private placement, raised $25.0 million in subordinated debt in 2021 and repaid $10.0 million of subordinated debt with the proceeds and used the remainder for general corporate purposes. On November 1, 2022 the Company, through a private placement, raised $20.0 million of subordinated debt with the proceeds to be used for general corporate purposes. The Company contributed $15.0 million of the capital raised to the Bank in March 2023.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes(1)		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
(dollars in thousands; unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Tier 1 Leverage Capital (to average assets)
Company	$465,202	10.39%	$179,171	4.00%	N/A	N/A
Bank Only	462,369	10.33%	179,022	4.00%	223,778	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	461,702	12.32%	168,675	4.50%	N/A	N/A
Bank Only	462,369	12.36%	168,380	4.50%	243,215	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	465,202	12.41%	224,901	6.00%	N/A	N/A
Bank Only	462,369	12.36%	224,506	6.00%	299,342	8.00%
Total Capital (to risk-weighted assets)
Company	558,569	14.90%	299,868	8.00%	N/A	N/A
Bank Only	510,662	13.65%	299,342	8.00%	374,177	10.00%
December 31, 2024
Tier 1 Leverage Capital (to average assets)
Company	$442,193	10.78%	$164,052	4.00%	N/A	N/A
Bank Only	436,116	10.64%	163,919	4.00%	204,899	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	438,693	12.04%	163,952	4.50%	N/A	N/A
Bank Only	436,116	11.99%	163,717	4.50%	236,480	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	442,193	12.14%	218,602	6.00%	N/A	N/A
Bank Only	436,116	11.99%	218,289	6.00%	291,052	8.00%
Total Capital (to risk-weighted assets)
Company	534,390	14.67%	291,470	8.00%	N/A	N/A
Bank Only	483,247	13.28%	291,052	8.00%	363,816	10.00%
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

Material Cash Requirements and Capital Resources
The following table provides the material cash requirements from known contractual and other obligations as of June 30, 2025:

		Payments Due by Period
(dollars in thousands; unaudited)	Total	Less than 1 Year	Over 1 year	Other (1)
Cash requirements
Time Deposits	$13,958	$11,145	$2,813	$—
Subordinated notes	45,000	—	45,000	—
Junior subordinated debentures	3,609	—	3,609	—
Deferred compensation plans	343	78	265	—
Operating and finance leases	5,948	1,056	4,892	—
Non-maturity deposits	3,441,624	—	—	3,441,624
Equity investment commitment	1,568	1,568	—	—
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
As of June 30, 2025 we had $1.93 billion in commitments to extend credit, compared to $1.96 billion as of December 31, 2024. The $30.4 million decrease is largely attributed to a $112.6 million decrease in commercial and industrial capital call line commitments, a $14.6 million decrease in credit cards, related to CCBX loans, partially offset by a $58.2 million increase in residential real estate commitments, related to CCBX loans, an increase of $25.6 million in consumer and other loan commitments, related to CCBX consumer loans, and a $15.8 million increase in commercial construction loans.
The following table presents commitments associated with outstanding commitments to extend credit, standby and commercial letters of credit and equity investment commitments as of the periods indicated:

(dollars in thousands; unaudited)	As of June 30, 2025	As of December 31, 2024
Commitments to extend credit:
Commercial and industrial loans	$89,426	$94,589
Commercial and industrial loans - capital call lines	438,391	550,948
Construction – commercial real estate loans	52,709	36,873
Construction – residential real estate loans	17,340	10,929
Residential real estate loans	557,704	499,516
Commercial real estate loans	30,077	34,222
Credit cards	702,611	717,198
Consumer and other loans	44,172	18,553
Total commitments to extend credit	$1,932,430	$1,962,828
Standby letters of credit	$1,042	$1,042
Equity investment commitment	$1,568	$480
We have portfolio limits with our each of our partners to manage loan concentration risk, liquidity risk, and counter-party partner risk. For example, as of June 30, 2025, capital call lines outstanding balance totaled $199.7 million, and while commitments totaled $438.4 million the commitments are cancelable, and are also limited to a maximum of $350.0 million by agreement with the partner. These limits allow us to manage portfolio concentrations with partners and by loan type.
The following table shows the CCBX maximum portfolio sizes by loan category as of June 30, 2025.

		As of June 30, 2025	As of December 31, 2024
(dollars in thousands; unaudited)	Type of Lending	Maximum Portfolio Size		Increase/(decrease)
Commercial and industrial loans:
Capital call lines	Business - Venture Capital	$350,000	$350,000	$—
All other commercial & industrial loans	Business - Small Business	471,186	480,069	(8,883)
Real estate loans:
Home equity lines of credit	Home Equity - Secured Credit Cards	375,000	375,000	—
Consumer and other loans:
Credit cards	Credit Cards - Primarily Consumer	850,000	820,000	30,000
Installment loans	Consumer	1,818,619	1,774,533	44,086
Other consumer and other loans	Consumer - Secured Credit Builder & Unsecured consumer	5,195	5,398	(203)
		$3,870,000	$3,805,000	$65,000
Total Existing Portfolio Size		$1,680,280	$1,603,577	$76,703
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer. As of June 30, 2025, $1.19 billion in commitments to extend credit are unconditionally cancelable, compared to $1.30 billion at December 31, 2024. The increase in unconditionally cancelable commitments is attributed to growth and a change in the mix of the CCBX loan portfolio. Commitments that are unconditionally cancelable allow us to better manage loan growth, credit concentrations and liquidity. We also limit CCBX partners to a maximum aggregate customer loan balance originated and held on our balance sheet, as shown in the table above.
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
Selected Financial Data
The following table shows the Company’s key performance ratios for the periods indicated.

	Three Months Ended					Six Months Ended
(unaudited)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	June 30, 2025	June 30, 2024

Return on average assets (1)	0.99%	0.93%	1.30%	1.34%	1.21%	0.96%	0.98%
Return on average equity (1)	9.72%	8.91%	14.90%	16.67%	15.22%	9.32%	12.26%
Yield on earnings assets (1)	9.92%	10.32%	10.24%	10.79%	10.49%	10.11%	10.35%
Yield on loans receivable (1)	11.11%	11.33%	11.12%	11.44%	11.22%	11.22%	11.12%
Cost of funds (1)	3.13%	3.11%	3.24%	3.62%	3.60%	3.12%	3.56%
Cost of deposits (1)	3.10%	3.08%	3.21%	3.59%	3.58%	3.09%	3.53%
Net interest margin (1)	7.06%	7.48%	7.23%	7.42%	7.12%	7.27%	7.02%
Noninterest expense to average assets (1)	6.52%	6.87%	6.54%	6.42%	6.05%	6.69%	6.07%
Noninterest income to average assets (1)	3.82%	6.06%	7.19%	7.85%	7.22%	4.90%	8.24%
Efficiency ratio	60.98%	51.59%	46.02%	42.65%	42.84%	55.92%	40.35%
Loans receivable to deposits (2)	92.01%	93.89%	97.82%	94.33%	93.75%	92.01%	93.75%
(1)Annualized calculations shown for periods presented.
(2)Including loans held for sale.

The volatility in the efficiency ratio and noninterest income to average asset performance metrics was driven by a higher-quality CCBX loan-mix from a credit quality perspective, which effectively reduced the credit enhancement required within non-interest income due to lower net-charge off activity as a percent of total loans which lowered our provision expense. These items have a neutral impact to net income although impacted the quarter-to-quarter metrics due to lower reported noninterest income.
CCBX – BaaS Reporting Information
During the three and six months ended June 30, 2025, $31.3 million and $60.8 million, respectively, were recognized in noninterest income BaaS credit enhancements related to the establishment of a credit enhancement asset for credit losses indemnified by our strategic partners and reserved for unfunded commitments for CCBX partner loans and deposits. Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by indemnifying or reimbursing incurred losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans, unfunded commitments, negative deposit accounts and accrued interest receivable for CCBX loans. When the provision for credit losses - loans and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner legal commitment to indemnify or reimburse losses. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner or taken from the partner's cash reserve account. Agreements with our CCBX partners also provide protection to the Bank from fraud by indemnifying or reimbursing incurred fraud losses. BaaS fraud includes noncredit fraud losses on loans and deposits originated through partners. Fraud losses are recorded when incurred as losses in noninterest expense, and the enhancement received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. CCBX partners bear most of the responsibility for credit and fraud losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio. Many CCBX partners also pledge a cash reserve account at the Bank which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by indemnifying or reimbursing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligation then the Bank would be exposed to additional loan and deposit losses if the cash flows on the loans were not sufficient to fund the reimbursement of loan losses, as a result of this counterparty risk. If a CCBX partner does not replenish their cash reserve account the Bank may consider an alternative plan for funding the cash reserve. This may involve the possibility of adjusting the funding amounts or timelines to better align with the partner's specific situation. If a mutually agreeable funding plan is not achieved then the Bank could declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. The Bank would evaluate any remaining credit enhancement asset from the CCBX partner in the event the partner failed to determine if a write-off is appropriate. If a write-off occurs the Bank would retain the full yield and any fee income on the loan portfolio going forward, and our BaaS loan expense would decrease once default occurred and payments to the CCBX partner were stopped.
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
The following table illustrates how CCBX partner loan income and expenses are recorded in the financial statements:

Loan income and related loan expense	Three Months Ended		Six Months Ended
(dollars in thousands; unaudited)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
BaaS loan interest income	$68,264	$60,138	$136,119	$115,977
Less: BaaS loan expense	32,483	29,011	64,990	55,118
Net BaaS loan income (2)	35,781	31,127	71,129	60,859
Net BaaS loan income divided by average BaaS loans (1)(2)	8.50%	9.19%	8.64%	9.32%
Yield on loans (1)	16.22%	17.75%	16.54%	17.75%
(1)Annualized calculations shown for periods presented.
(2)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
The increased activity of CCBX partners has resulted in increases in program fees and interest for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. The following tables are a summary of the direct fees, expenses and interest components of BaaS for the periods indicated and are not inclusive of all income and expense related to BaaS.

Interest income	Three Months Ended		Six Months Ended
(dollars in thousands; unaudited)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Loan interest income	$68,264	$60,138	$136,119	$115,977
Total BaaS interest income	$68,264	$60,138	$136,119	$115,977

Interest expense	Three Months Ended		Six Months Ended
(dollars in thousands; unaudited)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
BaaS interest expense	$23,617	$24,119	$45,198	$46,973
Total BaaS interest expense	$23,617	$24,119	$45,198	$46,973

	Three Months Ended		Six Months Ended
(dollars in thousands; unaudited)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
BaaS program income:
Servicing and other BaaS fees	$1,539	$1,525	$2,958	$2,656
Transaction and interchange fees	5,109	2,934	8,942	5,595
Reimbursement of expenses	646	857	1,672	1,111
Total BaaS program income	7,294	5,316	13,572	9,362
BaaS indemnification income:
BaaS credit enhancements	31,268	60,826	84,916	140,634
BaaS fraud enhancements	2,804	1,784	4,797	2,707
BaaS indemnification income	34,072	62,610	89,713	143,341
Total noninterest BaaS income	$41,366	$67,926	$103,285	$152,703
Servicing and other BaaS fees increased $14,000 and $302,000, respectively, in the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, while transaction and interchange fees increased $2.2 million and $3.3 million, respectively, in the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. Transaction and interchange fees for the three and six months ended June 30, 2025 includes $504,000 in nonrecurring revenue. We expect servicing and other BaaS fees to decrease and transaction and interchange fees to increase as partner activity grows and contracted minimum fees are replaced with recurring fees, which exceed those minimum fees. Additionally, we expect reimbursement of expenses to increase as we continue to bill partners for incurred expenses.

	Three Months Ended		Six Months Ended
(dollars in thousands; unaudited)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
BaaS loan and fraud expense:
BaaS loan expense	$32,483	$29,011	$64,990	$55,118
BaaS fraud expense	2,804	1,784	4,797	2,707
Total BaaS loan and fraud expense	$35,287	$30,795	$69,787	$57,825
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
Reconciliations of the GAAP and non-GAAP measures are presented in the following table.

	As of and for the Three Months Ended		As of and for the Six Months Ended
(dollars in thousands; unaudited)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net BaaS loan income divided by average CCBX loans:
CCBX loan yield (GAAP)(1)	16.22%	17.75%	16.54%	17.75%
Total average CCBX loans receivable	$1,688,492	$1,362,343	$1,659,451	$1,314,099
Interest and earned fee income on CCBX loans (GAAP)	68,264	60,138	136,119	115,977
BaaS loan expense	(32,483)	(29,011)	(64,990)	(55,118)
Net BaaS loan income	$35,781	$31,127	$71,129	$60,859
Net BaaS loan income divided by average CCBX loans (1)	8.50%	9.19%	8.64%	9.32%

CCBX net interest margin, net of BaaS loan expense:
CCBX net interest margin (1)	8.79%	9.03%	9.23%	8.96%
CCBX earning assets	2,394,649	1,972,989	2,290,338	1,918,573
Net interest income (GAAP)	52,472	44,318	104,831	85,454
Less: BaaS loan expense	(32,483)	(29,011)	(64,990)	(55,118)
Net interest income, net of BaaS loan expense	$19,989	$15,307	$39,841	$30,336
CCBX net interest margin, net of BaaS loan expense (1)	3.35%	3.12%	3.51%	3.18%
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
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decrease in current fair market values. Our objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. The FOMC raised interest rates 0.25% in mid-March 2022, 1.25% in the second quarter of 2022, 1.50% in the third quarter of 2022, 1.25% in the fourth quarter of 2022, 0.50% in the first quarter 2023, and 0.25% in the second quarter 2023 and 0.25% in the third quarter of 2023. During the third quarter 2024, the FOMC lowered interest rates, for the first time since 2023, by 0.50% resulting with a Fed Funds target rate of 5.00%. After both the November 7th and December 18th FOMC meeting, the Fed Funds target rate was lowered by 0.25%, resulting in a Fed Funds target rate of 4.50%. No further changes were made to the Fed Funds target rate during the first or second quarter of 2025, therefore it remains at 4.50% as of June 30, 2025. The timing and magnitude of any future and potential rate changes, expected to be further rate cuts, remains uncertain but will likely be closely tied to future inflationary trends. The impact of this and any future increases or decreases will impact financial results.
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
The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

(unaudited)
Change in Market Interest Rates	Twelve Month Projection As of June 30, 2025	Twelve Month Projection As of December 31, 2024
Static Balance Sheet and Rate Shifts
+400 basis points	(6.1)%	(8.0)%
+300 basis points	(4.5)%	(5.9)%
+200 basis points	(2.9)%	(3.9)%
+100 basis points	(1.5)%	(1.9)%
-100 basis points	1.3%	1.8%
-200 basis points	2.5%	3.4%
-300 basis points	3.7%	4.8%
-400 basis points	4.6%	5.7%

Dynamic Balance Sheet and Rate Shifts
+400 basis points	(4.2)%	(5.5)%
+300 basis points	(3.1)%	(4.1)%
+200 basis points	(2.0)%	(2.6)%
+100 basis points	(1.0)%	(1.3)%
-100 basis points	0.8%	1.2%
-200 basis points	1.6%	2.2%
-300 basis points	2.4%	3.0%
-400 basis points	2.9%	3.3%

The results illustrate that the Company’s static balance sheet remains liability sensitive, however, the dynamic balance sheet is slightly more neutral to rate shifts. As the Company’s composition has shifted over time due to the growth of the CCBX segment to more variable/adjustable in nature, our interest rate risk profile has been mitigated, reducing variability in both rising and falling rate environments, as the community bank and CCBX segments work to offset one another. The community bank segment remains asset sensitive and generally performs better in an increasing interest rate environment. For the community bank, the drivers are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, offering rates on these community bank deposits change more slowly than changes in short-term market rates. For the CCBX segment, the offering rates on the loan portfolio are modeled using partner contractual net yields which mostly adjust immediately with market shifts. For this CCBX portfolio, the offering rates on approximately 75% of loans and the majority of deposits nearly fully reprice with changes in market rates. During 2023, one of the material CCBX lending partners contractual yields converted to a fixed rate product, continuing to reduce the overall variability in the Company’s balance sheet. As of June 30, 2025, the Company’s overall funding mix continues to be more heavily weighted towards the CCBX deposits which are primarily adjustable rate deposits aiding with the neutrality of the balance sheet and the overall shift to liability sensitive in the static model. The assumptions incorporated into the simulation model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact that fluctuations in market interest rates have on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions, the shape of the interest yield curve, and the application and timing of various assumptions and strategies.
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
Change in Internal Control over Financial Reporting.
Other than the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting occurred during the six months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.
Item 1A. Risk Factors
For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which are incorporated by reference herein. As of June 30, 2025, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2025.
The Company did not repurchase any of its equity securities during the six months ended June 30, 2025 and does not have any authorized share repurchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

•On June 5, 2025, Eric M. Sprink, the Company’s Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), for the potential sale of up to 102,686 shares of common stock, subject to certain conditions. The arrangement will terminate on the earlier of (a) June 5, 2026 and (b) the 2nd business day after Mr. Sprink, or the 1st business day after Broker, notifies the other in writing that it shall terminate.
•On June 12, 2025, Joel G. Edwards, the Company’s Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), for the potential sale of up to 32,666 shares of common stock, subject to certain conditions. The arrangement will terminate on the earlier of (a) June 12, 2026 and (b) the 2nd business day after Mr. Edwards, or the 1st business day after Broker, notifies the other in writing that it shall terminate.

Item 6. Exhibits

3.1
Third Amended and Restated Bylaws, effective May 28, 2025 (incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K, filed with the Securities and Exchange Commission on June 3, 2025).

10.1+
The Second Amendment to the Coastal Financial Corporation 2018 Omnibus Incentive Plan (incorporated herein by reference to Appendix A of the Company's DEF 14A, filed with the Securities and Exchange Commission on April 17, 2025).

10.2+	Employee Retirement and Retention Agreement by and among Coastal Financial Corporation, Coastal Community Bank, and Joel Edwards dated May 7, 2025.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter months ended June 30, 2025, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)
+ Management contract of compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	August 7, 2025	By:	/s/ Eric M. Sprink
Eric M. Sprink
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 7, 2025	By:	/s/ Joel G. Edwards
Joel G. Edwards
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)