Form 10-Q
period 2025-09-30
COASTAL FINANCIAL CORP
filed 2025-11-07
CIK 1437958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2025, there were 15,121,263 shares of the issuer’s common stock outstanding.

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
Factors that may affect our results are disclosed in “Item 1A. Risk Factors” in Part II of this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”). Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the difficult market conditions and unfavorable economic conditions and uncertainties in the markets in which we operate and in which our loans are concentrated, including declines in housing markets as a result of global macroeconomic and geopolitical events, an increase in unemployment levels and slowdowns in economic growth, including as a result of the prolonged U.S. government shutdown; changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations; our expected future financial results; our ability to successfully execute on our strategy for our CCBX segment, CCBX partnerships and our efforts to optimize and strengthen our CCBX balance sheet; the overall health of the local and national real estate market; the impacts related to or resulting from bank failures and mergers and other economic and industry volatility, including potential increased regulatory requirements and costs and potential impacts to macroeconomic conditions; the credit risk associated with our loan portfolio, our level of nonperforming assets and the costs associated with resolving problem loans; business and economic conditions generally and in the financial services industry, nationally and within our market area, particularly in the markets in which we operate and in which our loans are concentrated; the impact on the Company’s operations due to epidemic illnesses, natural or man-made disasters, such as earthquakes, tsunamis, wildfires and flooding, the effects of regional or national civil unrest, wars and acts of terrorism, and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions; our ability to maintain an adequate level of allowance for credit losses; our ability to successfully manage liquidity risk; our ability to implement our growth strategy and manage costs effectively; the composition of our senior leadership team and our ability to attract and retain key personnel; our ability to raise additional capital to implement our business plan; changes in market interest rates and impacts of such changes on our profits and business; the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; interruptions involving our information technology and telecommunications systems or third-party servicers; our ability to maintain our reputation; increased competition in the financial services industry; regulatory guidance on commercial lending concentrations; our relationship with digital financial service providers; the effectiveness of our risk management framework; the costs and obligations associated with being a publicly traded company and other unanticipated costs that we may experience; the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject; the extensive regulatory framework that applies to us; the impact of recent and future legislative and regulatory changes and economic stimulus programs; and other changes in banking, securities and tax laws and regulations, and their application by our regulators; the impact on our operations due to epidemic illnesses, natural or man-made disasters, such as wildfires, the effects of regional or national civil unrest, and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions; fluctuations in the value of the securities held in our securities portfolio; governmental monetary and fiscal policies; material weaknesses in our internal control over financial reporting; and our success at managing the risks involved in the foregoing items.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands)

ASSETS
	September 30, 2025	December 31, 2024
Cash and due from banks	$34,928	$36,533
Interest earning deposits with other banks	607,330	415,980
Investment securities, available-for-sale, at fair value	31	35
Investment securities, held-to-maturity, at amortized cost	43,911	47,286
Other investments	12,778	10,800
Loans held for sale	42,894	20,600
Loans receivable	3,703,848	3,486,565
Allowance for credit losses	(173,813)	(176,994)
Total loans receivable, net	3,530,035	3,309,571
CCBX credit enhancement asset	177,741	181,890
CCBX receivable	16,260	14,138
Premises and equipment, net	29,114	27,431
Lease right-of-use assets	4,788	5,219
Accrued interest receivable	20,493	21,104
Bank-owned life insurance, net	13,777	13,375
Deferred tax asset, net	—	3,600
Other assets	18,996	13,646
Total assets	$4,553,076	$4,121,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$3,972,563	$3,585,332
Subordinated debt, net
Principal amount $45,000 (less unamortized debt issuance costs of $594 and $707) at September 30, 2025 and December 31, 2024, respectively	44,406	44,293
Junior subordinated debentures, net
Principal amount $3,609 (less unamortized debt issuance costs of $16 and $18 at September 30, 2025 and December 31, 2024, respectively)	3,593	3,591
Deferred compensation	281	332
Accrued interest payable	1,106	962
Lease liabilities	4,956	5,398
CCBX payable	31,221	29,171
Deferred tax liability, net	799	—
Other liabilities	18,874	13,425
Total liabilities	4,077,799	3,682,504
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at September 30, 2025 and December 31, 2024; issued and outstanding: zero shares at September 30, 2025 and December 31, 2024	—	—
Common stock, no par value:
Authorized: 300,000,000 shares at September 30, 2025 and December 31, 2024; 15,112,000 shares at September 30, 2025 issued and outstanding and 14,935,298 shares at December 31, 2024 issued and outstanding	230,399	228,177
Retained earnings	244,879	210,529
Accumulated other comprehensive loss, net of tax	(1)	(2)
Total shareholders’ equity	475,277	438,704
Total liabilities and shareholders’ equity	$4,553,076	$4,121,208
See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$100,367	$99,676	$297,381	$276,446
Interest on interest earning deposits with other banks	8,007	4,781	22,162	15,244
Interest on investment securities	616	675	1,892	2,395
Dividends on other investments	37	33	296	244
Total interest income	109,027	105,165	321,731	294,329
INTEREST EXPENSE
Interest on deposits	30,466	32,083	89,051	91,528
Interest on borrowed funds	660	809	1,980	2,150
Total interest expense	31,126	32,892	91,031	93,678
Net interest income	77,901	72,273	230,700	200,651
PROVISION FOR CREDIT LOSSES	56,598	70,257	144,590	215,740
Net interest income/(expense) after provision for credit losses	21,303	2,016	86,110	(15,089)
NONINTEREST INCOME
Service charges and fees	903	952	2,676	2,806
Loan referral fees	—	—	—	168
Unrealized gain (loss) on equity securities, net	9	2	(414)	26
Other income	772	486	2,307	1,051
Noninterest income, excluding BaaS program income and BaaS indemnification income	1,684	1,440	4,569	4,051
Servicing and other BaaS fees	1,264	1,044	4,222	3,700
Transaction and interchange fees	4,878	3,549	13,820	9,144
Reimbursement of expenses	1,412	565	3,084	1,677
BaaS program income	7,554	5,158	21,126	14,521
BaaS credit enhancements	55,412	70,108	140,328	210,742
BaaS fraud enhancements	2,127	2,084	6,924	4,791
BaaS indemnification income	57,539	72,192	147,252	215,533
Total noninterest income	66,777	78,790	172,947	234,105
NONINTEREST EXPENSE
Salaries and employee benefits	20,146	17,060	63,029	51,973
Occupancy	952	964	2,901	2,978
Data processing and software licenses	6,114	4,658	16,537	12,113
Legal and professional expenses	3,957	3,277	15,807	10,207
Point of sale expense	69	73	245	235
Excise taxes	696	762	2,099	376
Federal Deposit Insurance Corporation ("FDIC") assessments	815	740	2,360	2,113
Director and staff expenses	544	559	1,787	1,429
Marketing	272	67	372	134
Other expense	1,640	1,482	5,102	4,733
Noninterest expense, excluding BaaS loan and BaaS fraud expense	35,205	29,642	110,239	86,291
BaaS loan expense	32,840	32,698	97,830	87,816
BaaS fraud expense	2,127	2,084	6,924	4,791
BaaS loan and fraud expense	34,967	34,782	104,754	92,607
Total noninterest expense	70,172	64,424	214,993	178,898
Income before provision for income taxes	17,908	16,382	44,064	40,118
PROVISION FOR INCOME TAXES	4,316	2,926	9,714	8,266
NET INCOME	$13,592	$13,456	$34,350	$31,852
Basic earnings per common share	$0.90	$1.00	$2.29	$2.38
Diluted earnings per common share	$0.88	$0.97	$2.24	$2.32
Weighted average number of common shares outstanding:
Basic	15,093,274	13,447,066	15,030,171	13,400,414
Diluted	15,443,987	13,822,270	15,314,561	13,745,313
See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET INCOME	$13,592	$13,456	$34,350	$31,852
OTHER COMPREHENSIVE INCOME (LOSS), before tax
Securities available-for-sale
Unrealized holding income during the period	—	2	—	536
Income tax expense related to unrealized holding gain/(loss)	—	(1)	1	(69)
OTHER COMPREHENSIVE INCOME, net of tax	—	1	1	467
COMPREHENSIVE INCOME	$13,592	$13,457	$34,351	$32,319
See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands)

	Shares of Common Stock	Amount of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, June 30, 2024	13,453,805	$132,989	$183,706	$(2)	$316,693
Net income	—	—	13,456	—	13,456
Issuance of restricted stock awards	—	—	—	—	—
Vesting of restricted stock units	1,728	—	—	—	—
Exercise of stock options	87,749	699	—	—	699
Stock-based compensation	—	1,081	—	—	1,081
Other comprehensive loss, net of tax	—	—	—	1	1
BALANCE, September 30, 2024	13,543,282	$134,769	$197,162	$(1)	$331,930

BALANCE, December 31, 2023	13,304,339	$130,136	$165,310	$(468)	$294,978
Net income	—	—	31,852	—	31,852
Issuance of restricted stock awards	16,698	—	—	—	—
Vesting of restricted stock units	66,806	—	—	—	—
Exercise of stock options	155,439	1,273	—	—	1,273
Stock-based compensation	—	3,360	—	—	3,360
Other comprehensive loss, net of tax	—	—	—	467	467
BALANCE, September 30, 2024	13,543,282	$134,769	$197,162	$(1)	$331,930

BALANCE, June 30, 2025	15,093,036	$230,423	$231,287	$(1)	$461,709
Net income	—	—	13,592	—	13,592
Issuance of restricted stock awards, net of — shares held to cover for taxes	—	(28)	—	—	(28)
Vesting of restricted stock units, net of 685 shares held to cover for taxes	16,516	(73)	—	—	(73)
Exercise of stock options, net of — shares held to cover for exercise and taxes	2,448	27	—	—	27
Stock-based compensation	—	50	—	—	50
BALANCE, September 30, 2025	15,112,000	$230,399	$244,879	$(1)	$475,277

BALANCE, December 31, 2024	14,935,298	$228,177	$210,529	$(2)	$438,704
Net income	—	—	34,350	—	34,350
Issuance of restricted stock awards, net of 326 shares held to cover for taxes	9,713	(28)	—	—	(28)
Vesting of restricted stock units, net of 28,068 shares held to cover for taxes	111,841	(2,454)	—	—	(2,454)
Exercise of stock options, net of 5,720 shares held to cover for exercise and taxes	55,148	48	—	—	48
Stock-based compensation	—	4,584	—	—	4,584
Stock issuance and net proceeds from public offering, adjustment	—	72	—	—	72
Other comprehensive income, net of tax	—	—	—	1	1
BALANCE, September 30, 2025	15,112,000	$230,399	$244,879	$(1)	$475,277

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,350	$31,852
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	144,590	215,740
Depreciation and amortization	4,821	3,123
Increase in operating lease right-of-use assets	647	627
Increase in operating lease liabilities	(658)	(637)
Net amortization on investment securities	14	4
Unrealized holding loss (gain) on equity investment, net	414	(26)
Stock-based compensation	4,584	3,360
Increase in bank-owned life insurance value	(384)	(367)
Deferred tax expense	4,399	654
Net change in CCBX receivable	(2,122)	(6,972)
Net change in CCBX credit enhancement asset	4,149	(65,679)
Net change in CCBX payable	2,050	4,188
Net change in other assets and liabilities	(91)	5,597
Total adjustments	162,413	159,612
Net cash provided by operating activities	196,763	191,464
CASH FLOWS FROM INVESTING ACTIVITIES
Change in other investments, net	(2,392)	(504)
Principal paydowns of investment securities available-for-sale	5	6
Principal paydowns of investment securities held-to-maturity	3,361	2,270
Maturities and calls of investment securities available-for-sale	—	100,000
Purchase of bank owned life insurance	(18)	(18)
Proceeds from sales of loans held for sale	3,661,886	679,352
Purchase of loans	11,199	(20,705)
Increase in loans receivable, net	(4,059,421)	(1,212,291)
Purchases of premises and equipment, net	(6,507)	(6,873)
Net cash used by investing activities	(391,887)	(458,763)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, and savings	391,576	269,590
Net decrease in time deposits	(4,345)	(2,666)
Proceeds from exercise of stock options, net of shares withheld to cover	48	1,273
Net cash for shares held to cover on restricted stock vesting	(2,482)	—
Proceeds from public offering, expense true-up	72	—
Net cash provided by financing activities	384,869	268,197
NET CHANGE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	189,745	898
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	452,513	483,128
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of quarter	$642,258	$484,026
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$90,887	$93,500
Income taxes paid	9,745	7,433
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$—	$536
Lease liabilities arising from obtaining right-of-use assets	$216	$122
Non-cash investing and financing activities:
Transfer from loans to loans held for sale	$3,684,181	$686,917
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
The Company operates through the Bank and is headquartered in Everett, Washington, which by population is the largest city in Snohomish County. The Company’s business is conducted through three reportable segments: The community bank, CCBX and treasury & administration. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). We also have a loan production office which is located in King county. The CCBX segment provides banking as a service (“BaaS”) that allows digital financial service providers, companies and brands to offer their customers banking services. The CCBX segment had a total of 29 partners, at varying stages, one of which is a broker-dealer, as of September 30, 2025. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments.
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
Financial statement presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting requirements and with instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 17, 2025. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the entire year.
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
Subsequent Events - The Company has evaluated events and transactions subsequent to September 30, 2025 for potential recognition or disclosure.
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
In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements. This update contains amendments in the Codification that remove references to various Concepts Statements. In most cases, the references were extraneous and not required to understand or apply the guidance. In other instances, the references were used in previous Statements to provide guidance in certain topical areas. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively to all new transactions recognized on or after the date that the entity first applies the amendments, or retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. The Company does not expect the adoption of this ASU to have a material impact on its business operations or Consolidated Statements of Financial Condition.
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

Note 3 - Investment Securities
The following table summarizes the amortized cost, fair value, and allowance for credit losses and the corresponding amounts of gross unrealized gains and losses of available-for-sale securities recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses of held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands; unaudited)
September 30, 2025
Available-for-sale
U.S. Agency collateralized mortgage obligations	$32	$—	$(1)	$31	$—
Total available-for-sale securities	32	—	(1)	31	—
Held-to-maturity
U.S. Agency residential mortgage-backed securities	43,911	611	(198)	44,324	—
Total investment securities	$43,943	$611	$(199)	$44,355	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands; unaudited)
December 31, 2024
Available-for-sale
U.S. Agency collateralized mortgage obligations	$37	$—	$(2)	$35	$—
Total available-for-sale securities	37	—	(2)	35	—
Held-to-maturity
U.S. Agency residential mortgage-backed securities	47,286	149	(730)	46,705	—
Total investment securities	$47,323	$149	$(732)	$46,740	$—
Accrued interest on available-for-sale securities was less than $1,000 at September 30, 2025 and December 31, 2024, accrued interest on held-to-maturity securities was $202,000 and $218,000 at September 30, 2025 and December 31, 2024, respectively. Accrued interest on securities is excluded from the balances in the preceding table of securities receivable, and is included in accrued interest receivable on the Company's consolidated balance sheets.
The amortized cost and fair value of debt securities at September 30, 2025, by contractual maturity, are shown below. Currently, the portfolio consists of mortgage-backed securities and collateralized mortgage obligations which are not due at a single maturity date. Expected maturities will differ from contractual maturities because issuers or the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands; unaudited)
September 30, 2025
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	32	31	43,911	44,324
	$32	$31	$43,911	$44,324

Investments in debt securities with an amortized cost of $40.0 million and $24.0 million were pledged for borrowing lines at September 30, 2025 and December 31, 2024, respectively. An additional $19.2 million in securities were pledged to secure public deposits and for other purposes as required or permitted by law as of December 31, 2024, no securities were pledged for that purpose at September 30, 2025.
During the nine months ended September 30, 2025, no securities matured and no securities were purchased.
There were no sales of securities during the nine months ended September 30, 2025 or 2024.
There were seven securities with a $199,000 unrealized loss as of September 30, 2025. There were sixteen securities with a $732,000 unrealized loss as of December 31, 2024. The following table shows the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands; unaudited)
September 30, 2025
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$—	$31	$1	$31	$1
Total available-for-sale securities	—	—	31	1	31	1
Held-to-maturity
U.S. Agency residential mortgage-backed securities	—	—	10,145	198	10,145	198
Total investment securities	$—	$—	$10,176	$199	$10,176	$199

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands; unaudited)
December 31, 2024
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$—	$35	$2	$35	$2
Total available-for-sale securities	—	—	35	2	35	2
Held-to-maturity
U.S. Agency residential mortgage-backed securities	27,781	219	10,292	511	38,073	730
Total investment securities	$27,781	$219	$10,327	$513	$38,108	$732
Management has evaluated the above securities and does not believe that any individual unrealized loss as of September 30, 2025, will be recognized into income. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline in fair value is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. Management believes there is a high probability of collecting all contractual amounts due, because all of the securities in the portfolio are backed by government agencies or government sponsored enterprises. However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one year time horizon or perhaps even until maturity. Based on management's analysis no allowance for credit losses was required on these securities.

Note 4 - Loans and Allowance for Credit Losses
Loans Held for Sale
During the nine months ended September 30, 2025, $3.68 billion in CCBX loans were transferred to loans held for sale, with $3.66 billion in loans sold, $2.88 billion of which was new activity on previously sold credit card receivables. These loans were sold back to partners at par. The Company sells CCBX loans to manage loan portfolio size by partner and by loan category. Partner loan limits are established and documented in the relevant partner agreement. There were $42.9 million loans held for sale as of September 30, 2025 and $20.6 million loans held for sale as of December 31, 2024.
Loans Held for Investment
The composition of the loan portfolio is as follows as of the periods indicated:

	September 30,	December 31,
	2025	2024
	(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$170,847	$150,395
Real estate loans:
Construction, land and land development loans	218,061	148,198
Residential real estate loans	202,979	202,064
Commercial real estate loans	1,300,335	1,374,801
Consumer and other loans:
Other consumer and other loans	14,181	13,542
Gross Community Bank loans receivable	1,906,403	1,889,000
CCBX
Commercial and industrial loans:
Capital call lines	$177,530	$109,017
All other commercial & industrial loans	22,710	33,961
Real estate loans:
Residential real estate loans	374,129	267,707
Consumer and other loans:
Credit cards	563,324	528,554
Other consumer and other loans	667,062	664,780
Gross CCBX loans receivable	1,804,755	1,604,019
Total gross loans receivable	3,711,158	3,493,019
Net deferred origination fees and premiums	(7,310)	(6,454)
Loans receivable	$3,703,848	$3,486,565
Accrued interest on loans, which is excluded from the balances in the preceding table of loans receivable, was $19.3 million and $20.5 million at September 30, 2025 and December 31, 2024, respectively, and was included in accrued interest receivable on the Company's consolidated balance sheets. Accrued interest on loans is net of an allowance of $602,000 and zero at September 30, 2025 and December 31, 2024, respectively.
Included in commercial and industrial loans as of September 30, 2025 and December 31, 2024, is $177.5 million and $109.0 million, respectively in capital call lines, provided to venture capital firms through one of our BaaS clients. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our BaaS client and the underwriting is reviewed by the Bank on every line/loan.
Consumer and other loans includes overdrafts of $18.5 million and $7.4 million at September 30, 2025 and December 31, 2024, respectively. Community bank overdrafts were $9,000 and $147,000 at September 30, 2025 and

December 31, 2024, respectively and CCBX overdrafts were $18.5 million and $7.3 million at September 30, 2025 and December 31, 2024, respectively.
The Company has pledged loans totaling $936.5 million at September 30, 2025 and $933.9 million at December 31, 2024, for borrowing lines at the FHLB and FRB. Loans are pledged to increase and maintain the borrowing capacity of the Bank in the event of a liquidity crisis.
The balance of SBA and United States Department of Agriculture ("USDA") loans and participations sold and serviced for others totaled $2.6 million and $4.1 million at September 30, 2025 and December 31, 2024, respectively.
The gross balance of Main Street Lending Program (“MSLP”) loans participated and serviced for others, totaled $23.4 million at September 30, 2025 and $50.3 million at December 31, 2024, with $1.2 million in MSLP loans on the balance sheet and included in commercial and industrial loans at September 30, 2025 compared to $2.6 million at December 31, 2024. Servicing is retained on the gross balance.
The Company, through the Bank, at times purchases individual loans at fair value as of the acquisition date. The Company held purchased loans with remaining balances that totaled $4.4 million and $6.1 million as of September 30, 2025 and December 31, 2024, respectively. Unamortized premiums on these loans totaled $85,000 and $117,000 as of September 30, 2025 and December 31, 2024, respectively, and are amortized into interest income over the life of the loans. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan.
The Company, through the Bank, has purchased participation loans with remaining balances totaling $27.0 million and $29.2 million as of September 30, 2025 and December 31, 2024, respectively. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan and are underwritten to the Bank's credit standards.
The Company, through the Bank, purchased loans from CCBX partners, at par, through agreements with those CCBX partners, and those loans had a remaining balance of $143.3 million as of September 30, 2025 and $208.0 million as of December 31, 2024. As of September 30, 2025, $140.5 million is included in consumer and other loans and $2.8 million is included in commercial and industrial loans, compared to $202.7 million in consumer and other loans and $5.4 million in commercial and industrial loans as of December 31, 2024.
The following is a summary of the Company’s loan portfolio segments:
Commercial and industrial loans – Commercial and industrial loans are secured by business assets including inventory, receivables and machinery and equipment of businesses located generally in the Company’s primary market area and capital calls on venture and investment funds. Also included in commercial and industrial loans are $22.7 million in unsecured CCBX partner loans. Loan types include revolving lines of credit, term loans, PPP loans, and loans secured by liquid collateral such as cash deposits or marketable securities. Also included in commercial and industrial loans are loans to other financial institutions. The Company issues letters of credit on behalf of its customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.
As of September 30, 2025, $177.5 million in outstanding CCBX capital call lines are included in commercial and industrial loans compared to $109.0 million at December 31, 2024. Capital call lines are provided to venture capital firms and investment funds. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our CCBX partner and the underwriting is reviewed by the Bank on every line/loan. These loans bear a lower rate of interest, but have less credit risk due to the way the loans are structured compared to other commercial loans.
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
As of September 30, 2025, $374.1 million in loans originated through CCBX partners are included in residential real estate loans, compared to $267.7 million at December 31, 2024. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card. Home equity lines of credit are classified as residential real estate per regulatory guidelines.
Commercial real estate (includes owner occupied and non-owner occupied) loans – Commercial real estate loans include various types of loans for which the Company holds real property as collateral. We have commercial mortgage loans totaling $376.8 million that are collateralized by owner-occupied real-estate and $549.1 million that are collateralized by non-owner-occupied real estate, as well as $362.1 million of multi-family residential loans and $12.3 million of farmland loans, as of September 30, 2025. The primary risks of commercial real estate loans include the borrower’s inability to pay, material decreases in the value of the collateralized real estate and significant increases in interest rates, which may make the real estate loan unprofitable. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.
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
As of September 30, 2025, $1.23 billion in CCBX loans are included in consumer and other loans compared to $1.19 billion at December 31, 2024. Not included in this category are home equity lines of credit that are secured by residential real estate and are accessed by using a credit card of $374.1 million and $267.7 million as of September 30, 2025 and December 31, 2024, respectively. These credit card accessed home equity lines of credit are classified as residential real estate per regulatory guidelines.

The following chart breaks out our consumer loan portfolio by segment and type of loan as of September 30, 2025. The largest portion of our consumer portfolio is comprised of CCBX installment loans and credit card loans. These loans are further divided to show the total secured and unsecured amounts in each of these categories. The average overall outstanding consumer loan balance is small at $863.

(dollars in thousands; unaudited)	Outstanding Balance	% of Total Outstanding Balance Consumer Loans	Average Loan Balance	Number of Loans
CCBX consumer loans
Installment loans - cash secured	$130,676	10.5%
Installment loans - unsecured	516,045	41.5
Installment loans - total	646,721	52.0	$0.8	779,645
Credit cards - cash secured	306	0.1
Credit cards - unsecured	563,018	45.2
Credit cards - total	563,324	45.3	1.4	398,380
Lines of credit	1,851	0.1	0.4	4,923
Other loans	18,490	1.5	0.1	258,532
Community bank consumer loans
Lines of credit	144	0.0	4.4	33
Installment loans	1,793	0.1	69.0	26
Other loans	12,244	1.0	35.8	342
Total	$1,244,567	100.0%	$0.9	1,441,881
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

(dollars in thousands; unaudited)	Outstanding Balance	% of Total Outstanding Balance Consumer Loans	Average Loan Balance	Number of Loans
CCBX consumer loans
Installment loans - cash secured	$127,014	10.5%
Installment loans - unsecured	529,783	43.9
Installment loans - total	656,797	54.4	$1.0	690,596
Credit cards - cash secured	211	0.0
Credit cards - unsecured	528,343	43.8
Credit cards - total	528,554	43.8	1.8	301,799
Lines of credit	722	0.1	1.4	524
Other loans	7,261	0.6	—	163,026
Community bank consumer loans
Lines of credit	181	0.0	5.7	32
Installment loans	1,917	0.2	68.5	28
Other loans	11,444	0.9	30.6	374
Total	$1,206,876	100.0%	$1.0	1,156,379

Past Due and Nonaccrual Loans
The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
September 30, 2025
Community Bank
Commercial and industrial loans	$17	$2,054	$2,071	$168,776	$170,847	$—
Real estate loans:
Construction, land and land development	—	1,697	1,697	216,364	218,061	—
Residential real estate	300	—	300	202,679	202,979	—
Commercial real estate	4,560	348	4,908	1,295,427	1,300,335	—
Consumer and other loans	6,882	—	6,882	7,299	14,181	—
Total community bank	$11,759	$4,099	$15,858	$1,890,545	$1,906,403	$—
CCBX
Commercial and industrial loans:
Capital call lines	$—	$—	$—	$177,530	$177,530	$—
All other commercial & industrial loans	1,222	910	2,132	20,578	22,710	910
Real estate loans:
Residential real estate loans	2,697	1,575	4,272	$369,857	$374,129	1,575
Consumer and other loans:
Credit cards	23,394	26,332	49,726	$513,598	$563,324	22,626
Other consumer and other loans	27,372	7,910	35,282	631,780	667,062	7,813
Total CCBX	$54,685	$36,727	$91,412	$1,713,343	$1,804,755	$32,924
Total Consolidated	$66,444	$40,826	$107,270	$3,603,888	3,711,158	$32,924
Less net deferred origination fees and premiums					(7,310)
Loans receivable					$3,703,848

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
December 31, 2024
Community Bank
Commercial and industrial loans	$97	$—	$97	$150,298	$150,395	$—
Real estate loans:
Construction, land and land development	—	—	—	148,198	148,198	—
Residential real estate	—	—	—	202,064	202,064	—
Commercial real estate	—	—	—	1,374,801	1,374,801	—
Consumer and other loans	7	—	7	13,535	13,542	—
Total community bank	$104	$—	$104	$1,888,896	$1,889,000	$—
CCBX
Commercial and industrial loans:
Capital call lines	$—	$—	$—	$109,017	$109,017	$—
All other commercial & industrial loans	1,950	1,006	2,956	31,005	33,961	1,006
Real estate loans:
Residential real estate loans	3,335	2,608	5,943	$261,764	$267,707	$2,608
Consumer and other loans:
Credit cards	27,652	36,505	64,157	$464,397	$528,554	$34,490
Other consumer and other loans	19,840	5,224	25,064	$639,716	$664,780	$4,989
Total CCBX	52,777	45,343	98,120	1,505,899	1,604,019	43,093
Total Consolidated	52,881	45,343	98,224	3,394,795	3,493,019	43,093
Less net deferred origination fees and premiums					(6,454)
Loans receivable					$3,486,565
There were $32.9 million in CCBX loans past due 90 days or more and still accruing interest as of September 30, 2025, and $43.1 million as of December 31, 2024. This is attributed to loans originated through CCBX lending partners which continue to accrue interest up to 180 days past due. As of September 30, 2025 and December 31, 2024, $31.8 million and $41.8 million, respectively of loans past due 90 days or more and still accruing interest are covered by credit enhancements provided by our CCBX partners that protect the Bank against losses.
The accrual of interest on community bank loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are 90 days past due as to either principal or interest, unless they are well secured and in the process of collection.  Installment/closed-end, and revolving/open-end consumer loans originated through CCBX lending partners typically continue to accrue interest until 120 and 180 days past due, respectively and an allowance is recorded through provision expense for these expected losses. Certain CCBX partners employ collection practices that place specific loans on nonaccrual status to enhance collectability. As of September 30, 2025, $18.9 million of these nonaccrual CCBX loans were less than 90 days past due, compared to $17.2 million as of December 31, 2024. For installment/closed-end and revolving/open-end consumer loans originated through CCBX lending partners with balances outstanding beyond 120 days and 180 days past due, respectively, principal and capitalized interest outstanding is charged off against the allowance and accrued interest outstanding is reversed against interest income. These consumer loans are reported as nonperforming/substandard, 90 days or more days past due and still accruing.

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
An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	September 30,			December 31,
	2025			2024
	Total Nonaccrual	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual	Nonaccrual with No ACL	Nonaccrual with ACL
	(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$2,140	$—	$2,140	$100	$100	$—
Real estate loans:
Construction, land and land development	1,697	1,697	—	—	—	—
Commercial real estate	348	348	—	—	—	—
Total Community Bank nonaccrual loans	$4,185	$2,045	$2,140	$100	$100	$—
CCBX
Commercial and industrial loans	$157	$—	$157	$234	$—	$234
Consumer and other loans:
Credit cards	19,677	—	19,677	10,262	—	10,262
Consumer and other consumer loans	2,820	—	2,820	8,967	—	8,967
Total CCBX nonaccrual loans	$22,654	$—	$22,654	$19,463	$—	$19,463
Total Consolidated nonaccrual loans	$26,839	$2,045	$24,794	$19,563	$100	$19,463

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
There was one modified loan for a community bank borrower experiencing financial difficulty at September 30, 2025. The Company had no commitment to lend additional amounts to this borrower at September 30, 2025 and December 31, 2024. No modified community bank loans were 90 days past due or in default at September 30, 2025 and December 31, 2024.
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
.

				Financial Effect of the Loan Modifications
September 30, 2025	Principal Forgiveness & Interest Rate Reduction	Total	Total Class of Financing Receivable	Principal Forgiveness	Weighted Average Interest Rate Reduction
	(dollars in thousands)
Community Bank
Commercial and industrial loans	$86	$86	0.05%	$82	9.75%
Total	$86	$86	—%	$82	9.75%

				Financial Effect of the Loan Modifications
December 31, 2024	Principal Forgiveness & Interest Rate Reduction	Total	Total Class of Financing Receivable	Principal Forgiveness	Weighted Average Interest Rate Reduction
	(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$101	$101	0.06%	$82	9.75%
Total	$101	$101	0.01%	$82	9.75%

The following table presents the CCBX loans at September 30, 2025 that were both experiencing financial difficulty and were modified during the twelve months prior to September 30, 2025 by class and by type of modification. The percentage of the loans that were modified to borrowers in financial distress as compared to the total CCBX loans of each class is also presented below.

September 30, 2025	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Interest Rate Reduction & Payment Delay	Total	Total Class of Financing Receivable
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$1,091	$—	$4	$—	$1,095	4.82%
Consumer and other loans:
Credit cards	10,735	—	34,000	—	126	44,861	7.96
Other consumer and other loans	—	5,738	—	329	—	6,067	0.91
Total	$10,735	$6,829	$34,000	$333	$126	$52,023	1.40%

December 31, 2024	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Principal Forgiveness, Payment Delay & Term Extension	Total	Total Class of Financing Receivable
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$1,790	$—	$235	$—	$2,025	5.96%
Consumer and other loans:
Credit cards	11,067	—	17,287	—	—	28,354	5.36
Other consumer and other loans	—	6,873	—	8,645	34	15,552	2.27
Total	$11,067	$8,663	$17,287	$8,880	$34	$45,931	1.32%
The Company has committed to lend additional amounts totaling $19,000 to the borrowers included in the table above as of September 30, 2025.

The performance of loans modified is monitored to understand the effectiveness of the modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months:

September 30, 2025	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$183	$109	$292
Consumer and other loans:
Credit cards	6,865	6,720	13,585
Other consumer and other loans	1,214	474	1,688
Total CCBX	$8,262	$7,303	$15,565

December 31, 2024	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$281	$139	$420
Consumer and other loans:
Credit cards	9,436	11,181	20,617
Other consumer and other loans	1,055	388	1,443
Total CCBX	$10,772	$11,708	$22,480

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the preceding 12 months ended September 30, 2025:

September 30, 2025	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$69	—%	1.9
Consumer and other loans:
Credit cards	8,194	15.6	n/a
Other consumer and other loans	4,074	—	2.0
Total CCBX	$12,337	15.6%	2.0

December 31, 2024	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$138	—%	1.4
Consumer and other loans:
Credit cards	7,938	14.6	n/a
Other consumer and other loans	6,001	—	1.7
Total CCBX	$14,077	14.6%	0.8

The following table presents the total of loans that had a payment default during the preceding 12 months ended September 30, 2025 and which were modified for borrowers experiencing financial difficulty in the twelve months prior to that default.

September 30, 2025	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Interest Rate Reduction & Payment Delay	Total
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$893	$—	$—	—	$893
Consumer and other loans:
Credit cards	9,756	—	24,026	—	70	33,852
Other consumer and other loans	—	3,975	—	277	—	4,252
Total	$9,756	$4,868	$24,026	$277	$70	$38,997

December 31, 2024	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Total
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$1,070	$—	$77	$1,147
Consumer and other loans:
Credit cards	10,417	—	12,050	—	22,467
Other consumer and other loans	—	4,184	—	1,715	5,899
Total	$10,417	$5,254	$12,050	$1,792	$29,513
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
	(dollars in thousands; unaudited)
As of September 30, 2025
Commercial and industrial loans
Risk rating
Pass	$60,821	$9,469	$40,264	$10,886	$2,550	$5,510	$32,949	$2,551	$165,000
Other Loan Especially Mentioned	92	16	—	—	1,234	—	2,365	—	3,707
Substandard	—	—	—	1,961	—	—	179	—	2,140
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - All other commercial and industrial loans	$60,913	$9,485	$40,264	$12,847	$3,784	$5,510	$35,493	$2,551	$170,847
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of September 30, 2025
Real estate loans - Construction, land and land development loans
Risk rating
Pass	$108,218	$77,290	$21,893	$2,526	$647	$2,040	$3,502	$—	$216,116
Other Loan Especially Mentioned	—	—	—	248	—	—	—	—	248
Substandard	—	—	—	1,697	—	—	—	—	1,697
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Construction, land and land development loans	$108,218	$77,290	$21,893	$4,471	$647	$2,040	$3,502	$—	$218,061
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real estate loans - Residential real estate loans
Risk rating
Pass	$21,382	$27,572	$35,781	$35,072	$23,718	$25,642	$31,765	$431	$201,363
Other Loan Especially Mentioned	—	—	—	—	—	—	235	—	235
Substandard	1,381	—	—	—	—	—	—	—	1,381
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Residential real estate loans	$22,763	$27,572	$35,781	$35,072	$23,718	$25,642	$32,000	$431	$202,979
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate loans - Commercial real estate loans
Risk rating
Pass	$138,101	$260,565	$264,568	$210,743	$107,259	$277,951	$10,797	$1,801	$1,271,785
Other Loan Especially Mentioned	15,377	—	5,617	1,308	3,255	2,645	—	—	28,202
Substandard	—	—	348	—	—	—	—	—	348
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Commercial real estate loans	$153,478	$260,565	$270,533	$212,051	$110,514	$280,596	$10,797	$1,801	$1,300,335
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of September 30, 2025
Consumer and other loans - Other consumer and other loans
Risk rating
Pass	$1,283	$36	$8,244	$—	$213	$3,321	$1,084	$—	$14,181
Other Loan Especially Mentioned	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans - Other consumer and other loans	$1,283	$36	$8,244	$—	$213	$3,321	$1,084	$—	$14,181
Year-to-date gross charge-offs	$18	$15	$—	$—	$—	$—	$—	$—	$33

Total community bank loans receivable
Risk rating
Pass	$329,805	$374,932	$370,750	$259,227	$134,387	$314,464	$80,097	$4,783	$1,868,445
Other Loan Especially Mentioned	15,469	16	5,617	1,556	4,489	2,645	2,600	—	32,392
Substandard	1,381	—	348	3,658	—	—	179	—	5,566
Doubtful	—	—	—	—	—	—	—	—	—
Total community bank loans	$346,655	$374,948	$376,715	$264,441	$138,876	$317,109	$82,876	$4,783	$1,906,403
Year-to-date gross charge-offs	$18	$15	$—	$—	$—	$—	$—	$—	$33

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of December 31, 2024
Commercial and industrial loans
Risk rating
Pass	$12,016	$11,654	$43,490	$13,139	$8,109	$7,634	$31,022	$21,496	$148,560
Other Loan Especially Mentioned	—	18	—	38	—	—	1,679	—	1,735
Substandard	—	—	—	—	—	—	100	—	100
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - All other commercial and industrial loans	$12,016	$11,672	$43,490	$13,177	$8,109	$7,634	$32,801	$21,496	$150,395
Year-to-date gross charge-offs	$—	$92	$—	$—	$—	$167	$—	$—	$259

Real estate loans - Construction, land and land development loans
Risk rating
Pass	$34,089	$70,297	$34,937	$4,501	$755	$2,180	$600	$—	$147,359
Other Loan Especially Mentioned	—	160	—	679	—	—	—	—	839
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Construction, land and land development loans	$34,089	$70,457	$34,937	$5,180	$755	$2,180	$600	$—	$148,198
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of December 31, 2024

Real estate loans - Residential real estate loans
Risk rating
Pass	$13,194	$30,332	$37,576	$37,834	$25,838	$27,159	$26,565	$15	$198,513
Other Loan Especially Mentioned	—	—	1,084	—	6	—	180	—	1,270
Substandard	2,281	—	—	—	—	—	—	—	2,281
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Residential real estate loans	$15,475	$30,332	$38,660	$37,834	$25,844	$27,159	$26,745	$15	$202,064
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate loans - Commercial real estate loans
Risk rating
Pass	$96,199	$302,470	$279,902	$219,503	$129,904	$310,251	$8,982	$1,657	$1,348,868
Other Loan Especially Mentioned	15,359	—	3,184	5,248	156	1,986	—	—	25,933
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Commercial real estate loans	$111,558	$302,470	$283,086	$224,751	$130,060	$312,237	$8,982	$1,657	$1,374,801
Year-to-date gross charge-offs	$—	$—	$—	$—	$41	$223	$—	$—	$264

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of December 31, 2024

Consumer and other loans - Other consumer and other loans
Risk rating
Pass	$1,447	$53	$8,269	$2	$249	$3,337	$185	$—	$13,542
Other Loan Especially Mentioned	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans - Other consumer and other loans	$1,447	$53	$8,269	$2	$249	$3,337	$185	$—	$13,542
Year-to-date gross charge-offs	$31	$—	$—	$—	$—	$—	$—	$—	$31

Total community bank loans receivable
Risk rating
Pass	$156,945	$414,806	$404,174	$274,979	$164,855	$350,561	$67,354	$23,168	$1,856,842
Other Loan Especially Mentioned	15,359	178	4,268	5,965	162	1,986	1,859	—	29,777
Substandard	2,281	—	—	—	—	—	100	—	2,381
Doubtful	—	—	—	—	—	—	—	—	—
Total community bank loans	$174,585	$414,984	$408,442	$280,944	$165,017	$352,547	$69,313	$23,168	$1,889,000
Year-to-date gross charge-offs	$31	$92	$—	$—	$41	$390	$—	$—	$554

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
	(dollars in thousands; unaudited)
As of September 30, 2025
Commercial and industrial loans - Capital call lines
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$177,530	$—	$177,530
Nonperforming	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - Capital call lines	$—	$—	$—	$—	$—	$—	$177,530	$—	$177,530
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans - All other commercial and industrial loans
Payment performance
Performing	$—	$62	$13,895	$2,323	$—	$2	$5,361	$—	$21,643
Nonperforming	—	21	555	102	—	—	389	—	1,067
Total commercial and industrial loans - All other commercial and industrial loans	$—	$83	$14,450	$2,425	$—	$2	$5,750	$—	$22,710
Year-to-date gross charge-offs	$—	$26	$4,159	$668	$4	$4	$425	$—	$5,286

Real estate loans - Residential real estate loans
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$370,033	$2,521	$372,554
Nonperforming	—	—	—	—	—	—	1,575	—	1,575
Total real estate loans - Residential real estate loans	$—	$—	$—	$—	$—	$—	$371,608	$2,521	$374,129
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$4,188	$—	$4,188

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of September 30, 2025
Consumer and other loans - Credit cards
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$520,989	$32	$521,021
Nonperforming	—	—	—	—	—	—	42,303	—	42,303
Total consumer and other loans - Credit cards	$—	$—	$—	$—	$—	$—	$563,292	$32	$563,324
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$83,784	$—	$83,784

Consumer and other loans - Other consumer and other loans
Payment performance
Performing	$304,508	$212,020	$89,602	$26,204	$952	$108	$23,035	$—	$656,429
Nonperforming	1,142	4,045	3,747	1,329	227	5	138	—	10,633
Total consumer and other loans - Other consumer and other loans	$305,650	$216,065	$93,349	$27,533	$1,179	$113	$23,173	$—	$667,062
Year-to-date gross charge-offs	$3,331	$26,605	$18,812	$6,490	$608	$46	$12,817	$—	$68,709

Total CCBX loans receivable
Payment performance
Performing	$304,508	$212,082	$103,497	$28,527	$952	$110	$1,096,948	$2,553	$1,749,177
Nonperforming	1,142	4,066	4,302	1,431	227	5	44,405	—	55,578
Total CCBX loans	$305,650	$216,148	$107,799	$29,958	$1,179	$115	$1,141,353	$2,553	$1,804,755
Year-to-date gross charge-offs	$3,331	$26,631	$22,971	$7,158	$612	$50	$101,214	$—	$161,967

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of December 31, 2024
Commercial and industrial loans - Capital call lines
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$109,017	$—	$109,017
Nonperforming	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - Capital call lines	$—	$—	$—	$—	$—	$—	$109,017	$—	$109,017
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans - All other commercial and industrial loans
Payment performance
Performing	$1,049	$22,974	$3,952	$5	$12	$—	$4,729	$—	$32,721
Nonperforming	—	856	141	—	—	—	243	—	1,240
Total commercial and industrial loans - All other commercial and industrial loans	$1,049	$23,830	$4,093	$5	$12	$—	$4,972	$—	$33,961
Year-to-date gross charge-offs	$503	$11,845	$1,956	$2	$5	$—	$986	$—	$15,297

Real estate loans - Residential real estate loans
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$255,779	$9,320	$265,099
Nonperforming	—	—	—	—	—	—	2,608	—	2,608
Total real estate loans - Residential real estate loans	$—	$—	$—	$—	$—	$—	$258,387	$9,320	$267,707
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$5,006	$—	$5,006

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of December 31, 2024

Consumer and other loans - Credit cards
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$483,755	$47	$483,802
Nonperforming	—	—	—	—	—	—	44,752	—	44,752
Total consumer and other loans - Credit cards	$—	$—	$—	$—	$—	$—	$528,507	$47	$528,554
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$130,825	$—	$130,825
Consumer and other loans - Other consumer and other loans
Payment performance
Performing	$430,398	$153,522	$44,967	$1,902	$47	$192	$19,796	$—	$650,824
Nonperforming	1,727	7,324	4,042	732	—	15	116	—	13,956
Total consumer and other loans - Other consumer and other loans	$432,125	$160,846	$49,009	$2,634	$47	$207	$19,912	$—	$664,780
Year-to-date gross charge-offs	$13,759	$34,352	$14,702	$3,580	$24	$282	$10,710	$—	$77,409

Total CCBX loans receivable
Payment performance
Performing	$431,447	$176,496	$48,919	$1,907	$59	$192	$873,076	$9,367	$1,541,463
Nonperforming	1,727	8,180	4,183	732	—	15	47,719	—	62,556
Total CCBX loans	$433,174	$184,676	$53,102	$2,639	$59	$207	$920,795	$9,367	$1,604,019
Year-to-date gross charge-offs	$14,262	$46,197	$16,658	$3,582	$29	$282	$147,527	$—	$228,537

Allowance for Credit Losses ("ACL")
CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by reimbursing most losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans, reclassified negative deposit accounts and accrued interest receivable on CCBX loans. When the provision for CCBX credit losses and provision for unfunded commitments are recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements). Expected losses are recorded in the allowance for credit losses. The credit enhancement asset is reduced when credit enhancement payments are received from the CCBX partner or taken from the partner's cash reserve account. CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by reimbursing the Bank for the losses. If the partner is unable to fulfill its contracted obligations then the Bank could be exposed to the loss of the reimbursement and credit enhancement income. In accordance with the program agreement for one CCBX partner, the Company is responsible for credit losses on approximately 5% of a $297.4 million loan portfolio that are without credit enhancement reimbursements. At September 30, 2025, 5% of this portfolio represented $20.7 million in loans. The partner is responsible for reimbursing credit losses on approximately 95% of this portfolio and for fraud losses on 100% of this portfolio. The Company earns 100% of the interest income on the aforementioned $20.7 million of loans.

The following tables summarize the allocation of the ACL, as well as the activity in the ACL attributed to various segments in the loan portfolio, as of and for the three and nine months ended September 30, 2025 and for the three and nine months ended September 30, 2024:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands; unaudited)
Three Months Ended September 30, 2025
ACL balance, June 30, 2025	$8,754	$5,265	$12,224	$7,300	$131,251	$—	$164,794
Provision for credit losses or (recapture)	1,125	1,181	6,409	(1,017)	50,566	—	58,264
	9,879	6,446	18,633	6,283	181,817	—	223,058
Loans charged-off	(1,641)	—	(1,031)	—	(51,862)	—	(54,534)
Recoveries of loans previously charged-off	228	—	2	—	5,059	—	5,289
Net charge-offs	(1,413)	—	(1,029)	—	(46,803)	—	(49,245)
ACL balance, September 30, 2025	$8,466	$6,446	$17,604	$6,283	$135,014	$—	$173,813

Nine Months Ended September 30, 2025
ACL balance, December 31, 2024	$11,051	$3,439	$12,250	$8,456	$141,798	$—	$176,994
Provision for credit losses or (recapture)	1,912	3,007	9,444	(2,177)	131,391	—	143,577
	12,963	6,446	21,694	6,279	273,189	—	320,571
Loans charged-off	(5,286)	—	(4,188)	—	(152,526)	—	(162,000)
Recoveries of loans previously charged-off	789	—	98	4	14,351	—	15,242
Net charge-offs	(4,497)	—	(4,090)	4	(138,175)	—	(146,758)
ACL balance, September 30, 2025	$8,466	$6,446	$17,604	$6,283	$135,014	$—	$173,813

Three Months Ended September 30, 2024
ACL balance, June 30, 2024	$12,200	$6,110	$15,532	$7,319	$107,717	$—	$148,878
Provision for credit losses or (recapture)	1,804	(2,558)	(1,580)	1,994	71,925	—	71,585
	14,004	3,552	13,952	9,313	179,642	—	220,463
Loans charged-off	(3,852)	—	(1,290)	(223)	(47,940)	—	(53,305)
Recoveries of loans previously charged-off	432	—	3	—	4,081	—	4,516
Net (charge-offs) recoveries	(3,420)	—	(1,287)	(223)	(43,859)	—	(48,789)
ACL Balance, September 30, 2024	$10,584	$3,552	$12,665	$9,090	$135,783	$—	$171,674

Nine Months Ended September 30, 2024
ACL Balance, December 31, 2023	$8,894	$6,386	$13,049	$7,441	$81,611	$—	$117,381
Provision for credit losses or (recapture)	13,183	(2,834)	2,906	1,872	197,866	—	212,993
	22,077	3,552	15,955	9,313	279,477	—	330,374
Loans charged-off	(12,419)	—	(3,297)	(223)	(151,567)	—	(167,506)
Recoveries of loans previously charged-off	926	—	7	—	7,873	—	8,806
Net charge-offs	(11,493)	—	(3,290)	(223)	(143,694)	—	(158,700)
ACL Balance, September 30, 2024	$10,584	$3,552	$12,665	$9,090	$135,783	$—	$171,674

There was a provision recapture for unfunded commitments of $1.7 million and provision of $411,000, respectively for the three and nine months ended September 30, 2025 and a provision recapture for unfunded commitments of $1.3 million and provision of $2.7 million, respectively for the three and nine months ended September 30, 2024. There was a provision for accrued interest receivable of $0 and $602,000, respectively, for the three and nine months ended September 30, 2025 on CCBX loans. There was no provision for accrued interest receivable for the three and nine months ended September 30, 2024.
The following table presents the collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of the dates indicated:

	Real Estate	Business Assets	Total	ACL
	(dollars in thousands; unaudited)
September 30, 2025
Commercial and industrial loans	$—	$2,140	$2,140	$93
Real estate loans:
Residential real estate	3,426	—	3,426	—
Total	$3,426	$2,140	$5,566	$93

	Business Assets	Total	ACL
	(dollars in thousands; unaudited)
December 31, 2024
Commercial and industrial loans	$100	$100	$—
Total	$100	$100	$—
Note 5 - Deposits
The composition of consolidated deposits consisted of the following at the periods indicated:

	September 30, 2025	December 31, 2024
	(dollars in thousands; unaudited)
Demand, noninterest bearing	$564,403	$527,524
Interest bearing demand and money market	3,326,042	2,529,084
Savings	68,915	66,826
Total core deposits	3,959,360	3,123,434
Other deposits	1	444,351
Time deposits less than $250,000	9,169	11,252
Time deposits $250,000 and over	4,033	6,295
Total deposits	$3,972,563	$3,585,332
The following table presents the maturity distribution of time deposits as of September 30, 2025:

(dollars in thousands; unaudited)	As of September 30, 2025
Twelve months	$10,627
One to two years	1,000
Two to three years	1,131
Three to four years	218
Four to five years	226
$13,202

Included in total deposits is $466.9 million in IntraFi network sweep accounts as of September 30, 2025, compared to $414.0 million at December 31, 2024, which provides our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.
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
The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating and finance lease liabilities. The weighted average discount rate as of September 30, 2025 was 4.01% for operating leases and 4.75% for finance leases and is based off the discount rate at the time the lease is originated or renewed.
The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantees.
Leases with terms of 12 months or less are not included in ROU assets and lease liabilities recorded in the Company’s consolidated balance sheet. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis. At September 30, 2025, lease expiration dates ranged from 5 months to 19 years, with additional renewal options on certain leases typically ranging from 12 months to 10 years. At September 30, 2025, the weighted average remaining lease term inclusive of renewal options that the Company is reasonably certain to renew for the Company’s operating leases was 7.8 years. The weighted average remaining lease term for the Company's finance lease was 1.0 year. The Company had one operating lease that had not yet commenced as of September 30, 2025.
Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $303,000 and $885,000, respectively for the three and nine months ended September 30, 2025 and $317,000 and $913,000, respectively for the three and nine months ended September 30, 2024. Variable lease components, such as inflation adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.
Amortization expense for finance leases is recognized on a straight-line basis over the lease term and amounted to $9,000 and $26,000, respectively for the three and nine months ended September 30, 2025 and $8,000 and $34,000, respectively for the three and nine months ended September 30, 2024. Interest on finance leases was $1,000 and $2,000, respectively for the three and nine months ended September 30, 2025 and $1,000 and $4,000 for the three and nine months ended September 30, 2024.

The following table presents the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew, at September 30, 2025:

	Operating	Finance
(dollars in thousands; unaudited)	September 30, 2025	September 30, 2025

October 1 to December 31, 2025	$272	$9
2026	1,072	27
2027	981	—
2028	695	—
2029	459	—
2030 and thereafter	2,282	—
Total lease payments	5,760	36
Less: amounts representing interest	839	1
Present value of lease liabilities	$4,921	$35
The following table presents the components of total lease expense, including finance lease costs and operating cash flows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(dollars in thousands; unaudited)
Lease expense:
Operating lease expense (1)	$262	$255	$765	$766
Variable lease expense	107	85	304	276
Finance lease cost
Right-of-use amortization (2)	9	8	26	34
Interest expense (3)	—	1	2	4
Total lease expense	$378	$349	$1,097	$1,080
Cash paid:
Cash paid from operating leases	$374	$344	$1,081	$1,052
Cash paid from finance leases	$9	$9	$27	$39
(1)Included in net occupancy expense and in the Condensed Consolidated Statements of Income (unaudited).
(2)Included in other expense in the Condensed Consolidated Statements of Income (unaudited).
(3)Included in interest on borrowed funds Condensed Consolidated Statements of Income (unaudited).
Note 7 - Stock-Based Compensation
Stock Options and Restricted Stock
The 2018 Coastal Financial Corporation Omnibus Plan (the "2018 Plan") authorizes the Company to grant awards, including but not limited to, stock options, restricted stock units, and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. On May 24, 2021, the Company’s shareholders approved the First Amendment to the 2018 Plan, which increased the authorized plan shares by 600,000. On May 28, 2025, the Company's shareholders approved the Second Amendment to the 2018 Plan which increased the authorized plan shares by 600,000. The 2018 Plan replaced the 2006 Plan for new awards. Existing awards will vest under the terms granted and no further awards will be granted under these prior plans. Shares available to be granted under the 2018 plan were 741,362 at September 30, 2025.

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
There were no new stock options granted in the nine months ended September 30, 2025 and 2024.
A summary of stock option activity under the 2018 Plan and 2006 Plan during the nine months ended September 30, 2025:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts; unaudited)
Outstanding at December 31, 2024	186,354	$9.80	2.8	$13,996
Granted	—	—
Exercised	(60,868)	9.10		$6,030
Expired	—	—
Forfeited	(3,280)	10.24
Outstanding at September 30, 2025	122,206	$10.24	2.3	$11,980
Vested at September 30, 2025	54,810	$9.98	2.2	$5,382
Exercisable at September 30, 2025	54,810	$9.98	2.2	$5,382
The total intrinsic value (which is the amount by which the stock price at the date of exercise exceeds the exercise price) of options exercised during the three and nine months ended September 30, 2025 was $229,000 and $2.7 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2024 was $3.8 million and $5.9 million, respectively.
As of September 30, 2025, there was $322,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan and 2006 Plan. Total unrecognized compensation costs are adjusted for unvested forfeitures. The Company expects to recognize that cost over a remaining weighted-average period of approximately 2.3 years. Compensation expense recorded related to stock options was $32,000 and $179,000, respectively for the three and nine months ended September 30, 2025 and $49,000 and $226,000, respectively for the three and nine months ended September 30, 2024.
Restricted Stock Units
In the first three quarters of 2025, the Company granted 81,077 restricted stock units ("RSUs") under the 2018 Plan to employees, which vest ratably over various terms ranging from 4 years to 5 years. Additionally, the Company granted 49,435 performance-based restricted stock units ("PSUs") under the 2018 Plan that are eligible to vest over various terms ranging from 1.5 years to 5 years.
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
As of September 30, 2025, there was $16.4 million of total unrecognized compensation cost related to nonvested RSUs. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately

3.5 years. Compensation expense related to RSUs included a recapture of $227,000 and expense of $3.8 million, respectively for the three and nine months ended September 30, 2025 and $846,000 and $2.7 million, respectively for the three and nine months ended September 30, 2024. The recapture during the quarter ended September 30, 2025 was due to the forfeiture of PSUs during the period.
A summary of the Company’s nonvested RSUs at September 30, 2025 and changes during the nine month period is presented below:

Nonvested shares - RSUs	Number of Shares	Weighted- Average Grant Date Fair Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2024	563,384	$36.20
Granted	130,512	$75.13
Forfeited or expired	(84,066)	$38.98
Vested	(139,909)	$32.91
Nonvested shares at September 30, 2025	469,921	$47.51
Restricted Stock Awards
Employees
There were no new restricted stock awards granted in the nine months ended September 30, 2025. The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.
As of September 30, 2025, there was no unrecognized compensation cost related to nonvested restricted stock awards. Compensation expense recorded related to restricted stock awards was $23,000 and $27,000, respectively for the three and nine months ended September 30, 2025 and $2,000 and $7,000, respectively for the three and nine months ended September 30, 2024.
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
As of September 30, 2025, there was $571,000 of total unrecognized compensation expense related to director restricted stock awards which the Company expects to recognize over the remaining average vesting period of approximately eight months. Director compensation expense recorded related to the 2018 Plan totaled $221,000 and $601,000, respectively for the three and nine months ended September 30, 2025 and $184,000 and $442,000, respectively for the three and nine months ended September 30, 2024.

A summary of the Company’s nonvested shares at September 30, 2025 and changes during the nine-month period is presented below:

Nonvested shares - RSAs	Number of Shares	Weighted- Average Grant Date Fair Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2024	18,698	$40.90
Granted	10,039	$87.19
Forfeited	—	$—
Vested	(17,198)	$42.91
Nonvested shares at September 30, 2025	11,539	$78.17
Note 8 - Fair Value Measurements
The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	September 30, 2025		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$34,928	$34,928	$34,928	$—	$—
Interest earning deposits with other banks	607,330	607,330	607,330	—	—
Investment securities	43,942	44,355	—	44,355	—
Other investments	12,778	12,778	—	10,607	2,171
Loans held for sale	42,894	42,894	—	42,894
Loans receivable	3,703,848	3,671,368	—	—	3,671,368
Accrued interest receivable	20,493	20,493	—	20,493	—
Financial liabilities
Deposits	$3,972,563	4,000,997	$—	$4,000,997	$—
Subordinated debt	44,406	44,030	—	44,030	—
Junior subordinated debentures	3,593	3,790	—	3,790	—
Accrued interest payable	1,106	1,106	—	1,106	—

	December 31, 2024		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$36,533	$36,533	$36,533	$—	$—
Interest earning deposits with other banks	415,980	415,980	415,980	—	—
Investment securities	47,321	46,740	—	46,740	—
Other investments	10,800	10,800	—	8,181	2,619
Loans held for sale	20,600	20,600	—	20,600
Loans receivable, net	3,486,565	3,460,131	—	—	3,460,131
Accrued interest receivable	21,104	21,104	—	21,104	—
Financial liabilities
Deposits	$3,585,332	$3,584,967	$—	$3,584,967	$—
Subordinated debt	44,293	45,505	—	45,505	—
Junior subordinated debentures	3,591	3,508	—	3,508	—
Accrued interest payable	962	962	—	962	—
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

Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
September 30, 2025
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$31	$—	$31
	$—	$31	$—	$31
December 31, 2024
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$35	$—	$35
	$—	$35	$—	$35
The following methods were used to estimate the fair value of the class of financial instruments above:
Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.
Limitations: The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2025 and December 31, 2024. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
September 30, 2025
Collateral dependent loans	$—	$—	$5,473	$5,473
Equity securities	$—	$—	$2,171	$2,171
Total	$—	$—	$7,644	$7,644

December 31, 2024
Collateral dependent loans	$—	$—	$100	$100
Equity securities	—	—	2,619	2,619
Total	$—	$—	$2,719	$2,719
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
Assets measured at fair value using significant unobservable inputs (Level 3)
The following table presents the carrying value of equity securities without readily determinable fair values, as of September 30, 2025, with adjustments recorded during the periods presented for those securities with observable price changes, if applicable. These equity securities are included in other investments on the balance sheet.
•The Company had a $1.8 million and $2.2 million equity interest in a specialized bank technology company as of the quarters ended September 30, 2025, and September 30, 2024, respectively.
•The Company had a $350,000 equity interest in a technology company as of the quarters ended September 30, 2025, and September 30, 2024.
•The Company had a $42,000 and $47,000 equity interest in a technology company as of the quarters ended September 30, 2025, and September 30, 2024, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands; unaudited)	2025	2024	2025	2024
Carrying value, beginning of period	$2,176	$2,622	$2,619	$2,622
Purchases	—	—	—	—
Observable price change	(5)	(3)	(448)	(3)
Carrying value, end of period	$2,171	$2,619	$2,171	$2,619

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the date indicated:

(unaudited)	Valuation Technique	Unobservable Inputs	September 30, 2025 Weighted Average Rate	December 31, 2024 Weighted Average Rate
Collateral dependent loans	Collateral valuations	Discount to appraised value	8.5%	8.0%
Note 9 - Earnings Per Common Share
The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(dollars in thousands, except earnings per share data; unaudited)
Net Income	$13,592	$13,456	$34,350	$31,852
Basic weighted average number common shares outstanding	15,093,274	13,447,066	15,030,171	13,400,414
Dilutive effect of equity-based awards	350,713	375,204	284,390	344,899
Diluted weighted average number common shares outstanding	15,443,987	13,822,270	15,314,561	13,745,313
Basic earnings per share	$0.90	$1.00	$2.29	$2.38
Diluted earnings per share	$0.88	$0.97	$2.24	$2.32
Antidilutive stock options and restricted stock outstanding	94,268	186,470	59,074	141,537
Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings, however the difference in the two-class method was not significant.
Note 10 – Segment Reporting
As defined in ASC 280, Segment Reporting, an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on classifications within accounting and reporting systems, which provides line of business results. This system uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income and expense. A primary objective of this measurement system and related internal financial reporting practices are to produce consistent results that reflect the underlying financial impact of the segments on the Company and to provide a basis of support for strategic decision making. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Based on these criteria, we have identified three segments: the community bank, CCBX, and treasury & administration. The Executive Leadership Team, which includes the CEO, Presidents, CFO and other key executive members, which the Company has designated as the CODMs, evaluates the financial performance of the Company’s segments by evaluating interest income and expense, noninterest income and significant expenses. The community bank segment includes all community banking activities. A primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). We also have a loan production office which is located in King county. The CCBX segment provides BaaS that allows digital financial service providers, companies and brands to offer their customers banking services. The CCBX segment has 29 partners as of September 30, 2025. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments.
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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables for the periods indicated:

	September 30, 2025				December 31, 2024
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Assets	(dollars in thousands; unaudited)
Cash and Due from Banks	$5,050	$127	$637,081	$642,258	$4,510	$10,894	$437,109	$452,513
Intrabank assets	—	500,653	(500,653)	—	—	411,768	(411,768)	—
Securities	—	—	43,942	43,942	—	—	47,321	47,321
Loans held for sale	—	42,894	—	42,894	—	20,600	—	20,600
Total loans receivable	1,899,673	1,804,175	—	3,703,848	1,882,988	1,603,577	—	3,486,565
Allowance for credit losses	(18,354)	(155,459)	—	(173,813)	(18,924)	(158,070)	—	(176,994)
All other assets	29,662	219,971	44,314	293,947	28,272	211,039	51,892	291,203
Total assets	$1,916,031	$2,412,361	$224,684	$4,553,076	$1,896,846	$2,099,808	$124,554	$4,121,208
Liabilities
Total deposits	$1,597,601	$2,374,962	$—	$3,972,563	$1,521,244	$2,064,088	$—	$3,585,332
Total borrowings	—	—	47,999	47,999	—	—	47,884	47,884
Intrabank liabilities	312,962	—	(312,962)	—	367,540	—	(367,540)	—
All other liabilities	5,468	37,399	14,370	57,237	8,062	35,720	5,506	49,288
Total liabilities	$1,916,031	$2,412,361	$(250,593)	$4,077,799	$1,896,846	$2,099,808	$(314,150)	$3,682,504

	Three months ended September 30, 2025				Three months ended September 30, 2024
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
	(dollars in thousands; unaudited)
INTEREST INCOME AND EXPENSE
Interest income	$30,724	$69,643	$8,660	$109,027	$31,898	$67,778	$5,489	$105,165
Interest (expense) income intrabank transfer	(3,028)	6,768	(3,740)	—	(5,540)	6,764	(1,224)	—
Interest expense	7,136	23,330	660	31,126	7,264	24,819	809	32,892
Net interest income	20,560	53,081	4,260	77,901	19,094	49,723	3,456	72,273
Provision/(Recapture) for credit losses	(107)	56,705	—	56,598	(1,767)	72,024	—	70,257
Net interest income/(expense) after provision for credit losses - loans and unfunded commitments	20,667	(3,624)	4,260	21,303	20,861	(22,301)	3,456	2,016
NONINTEREST INCOME
Deposit service charges and fees	871	32	—	903	939	13	—	952
Other income	134	316	331	781	156	1	331	488
BaaS program income	—	7,554	—	7,554	—	5,158	—	5,158
BaaS indemnification income	—	57,539	—	57,539	—	72,192	—	72,192
Noninterest income	1,005	65,441	331	66,777	1,095	77,364	331	78,790
NONINTEREST EXPENSE
Salaries and employee benefits	7,023	9,334	3,789	20,146	6,130	6,990	3,940	17,060
Occupancy	801	84	67	952	838	78	48	964
Data processing and software licenses	1,204	4,047	863	6,114	1,391	1,481	1,786	4,658
Legal and professional expenses	399	1,754	1,804	3,957	28	2,039	1,210	3,277
Other expense	1,500	1,573	963	4,036	960	1,321	1,402	3,683
BaaS loan expense	—	32,840	—	32,840	—	32,698	—	32,698
BaaS fraud expense	—	2,127	—	2,127	—	2,084	—	2,084
Total noninterest expense	10,927	51,759	7,486	70,172	9,347	46,691	8,386	64,424
Net income/(loss) before income taxes	10,745	10,058	(2,895)	17,908	12,609	8,372	(4,599)	16,382
Income taxes	2,085	2,834	(603)	4,316	2,041	1,747	(862)	2,926
Net income/(loss)	$8,660	$7,224	$(2,292)	$13,592	$10,568	$6,625	$(3,737)	$13,456

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
	(dollars in thousands; unaudited)
INTEREST INCOME AND EXPENSE
Interest income	$91,619	$205,762	$24,350	$321,731	$92,692	$183,754	$17,883	$294,329
Interest income (expense) intrabank transfer	(10,729)	20,678	(9,949)	—	(16,975)	23,214	(6,239)	—
Interest expense	20,523	68,528	1,980	91,031	19,736	71,792	2,150	93,678
Net interest income	60,367	157,912	12,421	230,700	55,981	135,176	9,494	200,651
Provision/(Recapture) for credit losses	184	144,406	—	144,590	165	215,575	—	215,740
Net interest income/(expense) after provision for credit losses - loans and unfunded commitments	60,183	13,506	12,421	86,110	55,816	(80,399)	9,494	(15,089)
NONINTEREST INCOME
Service charges and fees	2,644	32	—	2,676	2,770	36	—	2,806
Other income	464	673	756	1,893	570	72	603	1,245
BaaS program income	—	21,126	—	21,126	—	14,521	—	14,521
BaaS indemnification income	—	147,252	—	147,252	—	215,533	—	215,533
Noninterest income	3,108	169,083	756	172,947	3,340	230,162	603	234,105
NONINTEREST EXPENSE
Salaries and employee benefits	21,189	26,075	15,765	63,029	18,171	21,388	12,414	51,973
Occupancy	2,449	243	209	2,901	2,564	255	159	2,978
Data processing and software licenses	4,587	9,629	2,321	16,537	3,554	3,474	5,085	12,113
Legal and professional expenses	1,143	6,800	7,864	15,807	55	5,992	4,160	10,207
Other expense	4,540	4,724	2,701	11,965	2,893	3,154	2,973	9,020
BaaS loan expense	—	97,830	—	97,830	—	87,816	—	87,816
BaaS fraud expense	—	6,924	—	6,924	—	4,791	—	4,791
Total noninterest expense	33,908	152,225	28,860	214,993	27,237	126,870	24,791	178,898
Net income before income taxes	29,383	30,364	(15,683)	44,064	31,919	22,893	(14,694)	40,118
Income taxes	5,809	7,583	(3,679)	9,714	6,176	5,452	(3,362)	8,266
Net Income	$23,574	$22,781	$(12,004)	$34,350	25,743	17,441	(11,332)	31,852

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a bank holding company that operates through our wholly owned subsidiaries, Coastal Community Bank (“Bank”) and Arlington Olympic LLC. We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County, which has an estimated population in 2025 of over 853,000. Our business is conducted through three reportable segments: The community bank, CCBX and treasury & administration. The community bank segment includes all community banking activities, with a primary focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows digital financial service providers, companies and brands to offer their customers banking services. The CCBX segment has 29 partners as of September 30, 2025, one of which is a broker-dealer. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.
As of September 30, 2025, we had total assets of $4.55 billion, total loans receivable of $3.70 billion, total deposits of $3.97 billion and total shareholders’ equity of $475.3 million.
The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted by the Bank.
We generate most of our community bank revenue from interest on loans and CCBX revenue from BaaS fee income and interest on loans. Our primary source of funding for our loans is commercial and retail deposits from our customer relationships and from our partner deposit relationships. We place secondary reliance on wholesale funding, primarily borrowings from the Federal Home Loan Bank (“FHLB”). Less commonly used sources of funding include borrowings from the Federal Reserve System (“Federal Reserve”) discount window, draws on established federal funds lines from unaffiliated commercial banks, brokered funds, which allows us to obtain deposits from sources that do not have a relationship with the Bank and can be obtained through certificate of deposit listing services, via the internet or through other advertising methods, or a one-way buy through an insured cash sweep (“ICS”) account, which allows us to obtain funds from other institutions that have deposited funds through ICS. Our largest expenses are provision for credit losses - loans, interest on deposits and borrowings, BaaS loan expense, and salaries and employee benefits. Our principal lending products are commercial real estate loans, consumer loans, residential real estate, commercial and industrial loans and construction, land and land development loans.
Financial Summary
Total loans, net of deferred fees, increased $163.5 million, or 4.6%, during the three months ended September 30, 2025 to $3.70 billion, compared to $3.54 billion at June 30, 2025. Community bank loans increased $39.6 million, or 2.1%, and CCBX loans increased $123.9 million, or 7.4%. CCBX loan growth is net of $1.62 billion in CCBX loans sold during the quarter ended September 30, 2025. We continue to monitor and manage the CCBX loan portfolio, and will continue to sell CCBX loans to the originating partner in the coming months as part of our strategy to optimize our CCBX portfolio, manage growth, credit quality, portfolio and partner limits. At the same time we will be focused on increasing our efficiency and using technology to reduce future expense growth. Deposits increased $59.0 million, or 1.5% to $3.97 billion as of September 30, 2025 compared to $3.91 billion as of June 30, 2025. Our liquidity position is supported by diligent management of our liquid assets and liabilities as well as maintaining access to alternative sources of funds. As of September 30, 2025 we had $642.3 million in cash on the balance sheet and the capacity to borrow up to $657.1 million from Federal Home Loan Bank and the Federal Reserve Bank discount window. Cash on the balance sheet and borrowing capacity total $1.30 billion and represented 32.7% of total deposits and exceeded our $617.9 million in uninsured deposits as of September 30, 2025. Our AFS securities portfolio of $31,000 has a weighted average remaining maturity of 2.8 years. Unrealized losses on the AFS securities portfolio were $1,000, or less than 1.0%, of shareholders' equity as of September 30, 2025.

Our CCBX segment continues to evolve, and we have 29 relationships, at varying stages, as of September 30, 2025. We continue to refine the criteria for CCBX partnerships, by focusing on larger, established partners with strong management, customer bases, and finances, while also considering promising smaller partners that fit our approach and terms and will continue to exit relationships where it makes sense for us to do so.
While we explore relationships with new partners we continue to expand our product offerings with existing CCBX partners. As we become more proficient in the BaaS space we aim to cultivate new relationships that align with our long-term goals. We believe that a strategy of adding new partnerships and launching new products with existing partners allows us to expand and grow our customer base with a modest increase in regulatory risk given our operational history with them. Increases in partner activity/transaction counts are positively impacting noninterest income and we expect this trend to continue as current products grow and new products are introduced. We plan to continue selling loans as part of our strategy to balance partner and lending limits, and manage the loan portfolio and credit quality. We retain a portion of the fee income for our role in processing new transactions on previously sold credit card receivables, which continues to grow and is expected to provide increased and on-going revenue with no on balance sheet risk or capital requirement.
As we build our deposit base, we will be better able to sweep deposits off and on the balance sheet as needed. This deposit sweep capability allows us to better manage liquidity and deposit programs. At September 30, 2025 we swept off $672.3 million in deposits for FDIC insurance and primarily liquidity purposes, and generated $311,000 in noninterest income during the quarter ended September 30, 2025. As we look ahead, six existing partner programs are being expanded to include new products such as lines of credit, deposit programs and credit cards. Robinhood's deposit program is in testing and is expected to ramp up in the fourth quarter of 2025. The expansion of these and other partner initiatives is expected to drive higher partner revenue in upcoming periods.
Results of Operations
Net Income
Comparison of the quarter ended September 30, 2025 to the comparable quarter in the prior year
Net income for the three months ended September 30, 2025 was $13.6 million, or $0.88 per diluted share, compared to $13.5 million, or $0.97 per diluted share, for the three months ended September 30, 2024. The increase in net income over the comparable period in the prior year was primarily attributable to a $3.9 million increase in interest income due to an increase in average loans receivable, an increase in BaaS program income of $2.4 million and a decrease in interest expense of $1.8 million, partially offset by a $5.7 million increase in noninterest expenses combined with other less significant changes.
Additionally, BaaS credit enhancement income decreased $14.7 million, which is directly related to and offsets the decrease in provision for credit losses of $13.7 million for the quarter ended September 30, 2025. The lower provision is due to improvement in the performance of the CCBX portfolio and our focus on originating higher quality CCBX loans resulting in lower historical loss factors. In accordance with GAAP, we recognize as revenue (1) the right to be indemnified or reimbursed for fraud losses on CCBX customer loans and deposits and (2) the right to be indemnified for credit losses by our partners for expected credit losses related to loans they originate and unfunded commitments from such loans. CCBX customer credit losses are recognized in the allowance for credit loss and fraud loss is recognized in BaaS noninterest expense. For more information on the accounting for BaaS allowance for credit losses, reserve for unfunded commitments, credit enhancements and fraud enhancements see the section titled “CCBX – BaaS Reporting Information.”

Comparison of the nine months ended September 30, 2025 to the comparable period in the prior year
Net income for the nine months ended September 30, 2025 was $34.4 million, or $2.24 per diluted share, compared to $31.9 million, or $2.32 per diluted share, for the nine months ended September 30, 2024. Net income is up, however net income per diluted share is down as a result of the capital raise in December 2024 that increased the number of shares outstanding. The increase in net income over the comparable period in the prior year was primarily attributable to an increase of $30.0 million in net interest income, partially offset by an increase of $10.0 million in BaaS loan expense. The increase in interest income and BaaS loan expense is largely related to growth in CCBX loans. Also contributing to the variance is an increase in BaaS program income of $6.6 million. The increase is partially offset by an $11.1 million increase in salaries and employee benefits, a $5.6 million increase in legal and professional expenses and a $4.4 million increase in data processing and software licenses all related to growth and investments in technology. Additionally, there was an increase in the provision for income taxes of $1.4 million as a result of higher net income and an increase in effective tax rate resulting from an increase in state taxes.
Other variances for the nine months ended September 30, 2025 to the comparable period in the prior year include a decrease in the provision for credit losses - loans of $71.2 million which is largely related to and offset by a decrease in BaaS credit enhancement income of $70.4 million, which are related to improvement in the performance of the CCBX portfolio and our focus on originating higher quality CCBX loans resulting in lower historical loss factors, combined with other less significant changes.
Net Interest Income
Comparison of the quarter ended September 30, 2025 to the comparable quarter in the prior year
Net interest income for the three months ended September 30, 2025 was $77.9 million, compared to $72.3 million for the three months ended September 30, 2024, an increase of $5.6 million, or 7.8%. The increase in net interest income compared to the quarter ended September 30, 2024 was primarily related to an increase in interest earning deposits with other banks and growth in loans receivable. The average balance of CCBX loans were $212.5 million more for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Total average loans receivable for the three months ended September 30, 2025 was $3.64 billion, compared to $3.46 billion for the three months ended September 30, 2024. The FOMC last lowered the targeted Federal Funds rate by 0.25% on September 18, 2025; a reduction of 0.75% compared to September 30, 2024.
Total interest and fees on loans were $100.4 million for the three months ended September 30, 2025 compared to $99.7 million for the three months ended September 30, 2024. The $691,000 increase in interest and fees on loans for the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024, was largely due to growth in loans, primarily from CCBX. Total loans receivable was $3.70 billion at September 30, 2025, compared to $3.41 billion at September 30, 2024. CCBX average loans receivable was $1.76 billion for the quarter ended September 30, 2025, compared to $1.55 billion for the quarter ended September 30, 2024, an increase of $212.5 million, or 13.7%. Average CCBX yield of 15.65% was earned on CCBX loans for the quarter ended September 30, 2025, compared to 17.37% for the quarter ended September 30, 2024. The lower loan yield is the result of lower rates compared to the prior year period as well as a change in the loan mix. Lower rate capital call lines were $73.6 million higher compared to September 30, 2024. These loans earn a lower rate of interest, but have less credit risk due to the way the loans are structured compared to other commercial loans. Additionally, new CCBX loans tend to have lower stated interest rates compared to the prior year period as a result of our ongoing strategy to optimize the CCBX loan portfolio and strengthen our balance sheet by originating higher quality loans with enhanced credit standards. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield.
Interest income from interest earning deposits with other banks was $8.0 million for the quarter ended September 30, 2025, an increase of $3.2 million, or 67.5%, primarily due to an increase in balances compared to the quarter ended September 30, 2024. The average balance of interest earning deposits invested with other banks for the three months ended September 30, 2025 was $719.2 million, compared to $350.9 million for the three months ended September 30, 2024. The yield on these interest earning deposits with other banks decreased 1.00%, which is in line with the reduction in Fed funds compared to the prior year period, to 4.42% compared to 5.42% at September 30, 2024. Interest income on investment securities decreased $59,000 to $616,000 at September 30, 2025, compared to $675,000 at September 30, 2024. Average investment securities decreased $3.9 million from $49.0 million for the three months ended September 30, 2024, to $45.1 million for the three months ended September 30, 2025, as a result of principal paydowns. Average yield on investment securities decreased to 5.42% for the three months ended September 30, 2025, compared to 5.48% for the three months ended September 30, 2024.
Interest expense was $31.1 million for the quarter ended September 30, 2025, a $1.8 million decrease from the quarter ended September 30, 2024. Interest expense on deposits was $30.5 million for the quarter ended September 30, 2025, compared to $32.1 million for the quarter ended September 30, 2024. The $1.6 million decrease in interest expense on deposits was largely due to lower interest rates despite an increase of $428.1 million in average interest bearing deposits compared to the quarter ended September 30, 2024. Interest on borrowed funds was $660,000 for the quarter ended September 30, 2025, compared to $809,000 for the quarter ended September 30, 2024.

Cost of funds was 3.07% for the quarter ended September 30, 2025, which is a decrease of 0.55% from the quarter ended September 30, 2024. Cost of deposits for the quarter ended September 30, 2025 was 3.04%, which was a 0.56% decrease, from 3.59% for the quarter ended September 30, 2024. These decreases were largely due to lower interest rates.
Net interest margin was 7.00% for the three months ended September 30, 2025, compared to 7.42% for the three months ended September 30, 2024. The decrease in net interest margin compared to the three months ended September 30, 2024 was largely due to a decrease in loan yield partially offset by a decrease in cost of deposits.
Total yield on loans receivable for the quarter ended September 30, 2025 was 10.95%, compared to 11.44% for the quarter ended September 30, 2024. This decrease in yield on loans receivable is the result of lower rates compared to the prior year period as well as a change in the loan mix. Lower rate capital call lines were $73.6 million higher compared to September 30, 2024. The composition of the loan portfolio is shifting with CCBX average loans increasing to 48.5% of the total loan portfolio for the quarter ended September 30, 2025, compared to 44.8% for the quarter ended September 30, 2024, and the average community bank loans decreasing to 51.5% of the loan portfolio for the quarter ended September 30, 2025, compared to 55.2% for the quarter ended September 30, 2024. For the quarter ended September 30, 2025, average CCBX loans increased $212.5 million, or 13.7%, with an average CCBX yield of 15.65%, compared to 17.37% at the quarter ended September 30, 2024. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Average community bank loans decreased $40.8 million, or 2.1% due to normal balance fluctuations. Average yield on community bank loans for the three months ended September 30, 2025 was 6.51% compared to 6.64% for the three months ended September 30, 2024.
The following tables (1) show the average yield on loans and cost of deposits by segment and (2) illustrate how BaaS loan interest income is affected by BaaS loan expense resulting in net BaaS loan income and the associated yield for the periods indicated:

	For the Three Months Ended
	September 30, 2025		September 30, 2024
(unaudited)	Yield on Loans (2)	Cost of Deposits (2)	Yield on Loans (2)	Cost of Deposits (2)
Community Bank	6.51%	1.77%	6.64%	1.92%
CCBX(1)	15.65%	3.90%	17.37%	4.82%
Consolidated	10.95%	3.04%	11.44%	3.59%
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
(2)Annualized calculations shown for periods presented.

	For the Three Months Ended
	September 30, 2025		September 30, 2024
(dollars in thousands, unaudited)	Income / Expense	Income / expense divided by average CCBX loans (2)	Income / Expense	Income / expense divided by average CCBX loans (2)
BaaS loan interest income	$69,643	15.65%	$67,778	17.37%
Less: BaaS loan expense	32,840	7.38%	32,698	8.38%
Net BaaS loan income (1)	$36,803	8.27%	$35,080	8.99%
Average BaaS Loans(3)	$1,764,957		$1,552,443
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2)Annualized calculations shown for periods presented.
(3)Includes loans held for sale.

For the three months ended September 30, 2025, net interest margin (net interest income divided by the average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 7.00% and 6.21%, respectively, compared to 7.42% and 6.47%, respectively, for the three months ended September 30, 2024.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees, net of costs included in interest income totaled $2.6 million and $2.3 million for the three months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025 and 2024, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Three Months Ended September 30,
	2025			2024
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Consolidated
Assets
Interest earning assets:
Interest earning deposits with other banks	$719,191	$8,007	4.42%	$350,915	$4,781	5.42%
Investment securities, available-for-sale (2)	33	—	—	40	—	—
Investment securities, held-to-maturity (2)	45,030	616	5.43	48,945	675	5.49
Other investments	12,730	37	1.15	11,140	33	1.18
Loans receivable (3)	3,636,545	100,367	10.95	3,464,871	99,676	11.44
Total interest earning assets	4,413,529	109,027	9.80	3,875,911	105,165	10.79
Noninterest earning assets:
Allowance for credit losses	(158,525)			(151,292)
Other noninterest earning assets	286,002			268,903
Total assets	$4,541,006			$3,993,522

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$3,394,664	$30,466	3.56%	$2,966,527	$32,083	4.30%
FHLB advances and other borrowings	—	—	—	9,717	140	5.73
Subordinated debt	44,383	598	5.35	44,234	598	5.38
Junior subordinated debentures	3,592	62	6.85	3,591	71	7.87
Total interest bearing liabilities	3,442,639	31,126	3.59	3,024,069	32,892	4.33
Noninterest bearing deposits	577,820			588,178
Other liabilities	52,447			60,101
Total shareholders' equity	468,100			321,174
Total liabilities and shareholders' equity	$4,541,006			$3,993,522
Net interest income		$77,901			$72,273
Interest rate spread			6.21%			6.47%
Net interest margin (4)			7.00%			7.42%
(1)Yields and costs are annualized.
(2)For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(3)Includes loans held for sale and nonaccrual loans.
(4)Net interest margin represents net interest income divided by the average total interest earning assets.

The following table presents an analysis of certain average balances, interest income and expense by segment:

	For the Three Months Ended
	September 30, 2025			September 30, 2024
(dollars in thousands, unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Community Bank
Assets
Interest earning assets:
Loans receivable (2)	$1,871,588	$30,724	6.51%	$1,912,428	$31,898	6.64%
Total interest earning assets	1,871,588	30,724	6.51	1,912,428	31,898	6.64
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$1,096,883	$7,136	2.58%	$982,280	$7,264	2.94%
Intrabank liability	271,961	3,028	4.42	406,641	5,540	5.42
Total interest bearing liabilities	1,368,844	10,164	2.95	1,388,921	12,804	3.67
Noninterest bearing deposits	502,744			523,507
Net interest income		$20,560			$19,094
Net interest margin(3)			4.36%			3.97%

CCBX
Assets
Interest earning assets:
Loans receivable (2)(4)	$1,764,957	$69,643	15.65%	$1,552,443	$67,778	17.37%
Intrabank asset	607,900	6,768	4.42	496,475	6,764	5.42
Total interest earning assets	2,372,857	76,411	12.78	2,048,918	74,542	14.47
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$2,297,781	$23,330	4.03%	$1,984,247	$24,819	4.98%
Total interest bearing liabilities	2,297,781	23,330	4.03	1,984,247	24,819	4.98
Noninterest bearing deposits	75,076			64,671
Net interest income		$53,081			$49,723
Net interest margin(3)			8.88%			9.65%
Net interest margin, net of BaaS loan expense (5)			3.38%			3.31%

	For the Three Months Ended
	September 30, 2025			September 30, 2024
(dollars in thousands, unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Treasury & Administration
Assets
Interest earning assets:
Interest earning deposits with other banks	$719,191	$8,007	4.42%	$350,915	$4,781	5.42%
Investment securities, available for sale (6)	33	—	—	40	—	—
Investment securities, held to maturity (6)	45,030	616	5.43	48,945	675	5.49
Other investments	12,730	37	1.15	11,140	33	1.18
Total interest earning assets	776,984	8,660	4.42	411,040	5,489	5.31
Liabilities
Interest bearing liabilities:
FHLB advances and borrowings	$—	$—	—%	9,717	140	5.73%
Subordinated debt	44,383	598	5.35	44,234	598	5.38
Junior subordinated debentures	3,592	62	6.85	3,591	71	7.87
Intrabank liability, net (7)	335,939	3,740	4.42	89,834	1,224	5.42
Total interest bearing liabilities	383,914	4,400	4.55	147,376	2,033	5.49
Net interest income		$4,260			$3,456
Net interest margin(3)			2.18%			3.34%
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

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the increase in loan interest income which is attributed to an $5.0 million increase in loan volume partially offset by a $4.3 million decrease in loan rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Three months ended September 30, 2025 Compared to Three months ended September 30, 2024
	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands; unaudited)	Volume	Rate
Interest income:
Interest earning deposits	$4,113	$(887)	$3,226
Investment securities, available-for-sale	—	—	—
Investment securities, held-to-maturity	(52)	(7)	(59)
Other investments	5	(1)	4
Loans receivable	5,011	(4,320)	691
Total increase in interest income	9,077	(5,215)	3,862

Interest expense:
Interest bearing deposits	3,930	(5,547)	(1,617)
FHLB advances and other borrowings	—	(140)	(140)
Subordinated debt	4	(4)	—
Junior subordinated debentures	—	(9)	(9)
Total increase in interest expense	3,934	(5,700)	(1,766)
Increase in net interest income	$5,143	$485	$5,628
Comparison of the nine months ended September 30, 2025 to the comparable period in the prior year
Net interest income for the nine months ended September 30, 2025, was $230.7 million, compared to $200.7 million for the nine months ended September 30, 2024, an increase of $30.0 million, or 15.0%. The increase in net interest income compared to the nine months ended September 30, 2024 was largely related to growth in CCBX loans and a decrease in interest expense as a result of lower interest rates.
Interest and fees on loans totaled $297.4 million for the nine months ended September 30, 2025 compared to $276.4 million for the nine months ended September 30, 2024. The $20.9 million increase in interest and fees on loans for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was largely due to growth in CCBX loans. Total average loans receivable for the nine months ended September 30, 2025 was $3.57 billion, compared to $3.29 billion for the nine months ended September 30, 2024.
CCBX average loans receivable grew to $1.70 billion for the nine months ended September 30, 2025, compared to $1.39 billion for the nine months ended September 30, 2024, an increase of $300.9 million, or 21.6%. Average CCBX yield of 16.23% was earned on CCBX loans for the nine months ended September 30, 2025, compared to 17.61% for the nine months ended September 30, 2024. This decrease in yield on loans receivable is the result of lower rates compared to the prior year period as well as a change in the loan mix. Lower rate capital call lines were $73.6 million higher compared to September 30, 2024. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield.
Community bank average loans receivable was $1.88 billion for the nine months ended September 30, 2025, a decrease of $15.8 million, or 0.8%, compared to the prior year period. Average yield of 6.52% was earned on community bank loans for the nine months ended September 30, 2025, compared to 6.54% for the nine months ended September 30, 2024.

Interest income from interest earning deposits with other banks was $22.2 million for the nine months ended September 30, 2025, an increase of $6.9 million due to an increase in balances, compared to the nine months ended September 30, 2024. The average balance of interest earning deposits invested with other banks for the nine months ended September 30, 2025 was $668.0 million, compared to $373.2 million for the nine months ended September 30, 2024. Interest income on investment securities decreased $503,000 to $1.9 million at September 30, 2025, compared to $2.4 million at September 30, 2024. Average investment securities decreased $25.1 million from $71.3 million for the nine months ended September 30, 2024 to $46.2 million for the nine months ended September 30, 2025 as a result of maturing securities and principal paydowns.
Interest expense was $91.0 million for the nine months ended September 30, 2025, a $2.6 million decrease from the nine months ended September 30, 2024. Interest expense on deposits was $89.1 million for the nine months ended September 30, 2025, compared to $91.5 million for the nine months ended September 30, 2024. The $2.5 million decrease in interest expense on deposits was due to a decrease in interest rates despite an increase in average interest bearing deposits of $460.6 million. Interest on borrowed funds was $2.0 million for the nine months ended September 30, 2025 and $170,000 less than the nine months ended September 30, 2024 as a result of a decrease in interest rates on the junior subordinated debt, which decreased 1.08%, to 6.81% for the nine months ended September 30, 2025 compared to 7.89% for the nine months ended September 30, 2024.
Net interest margin was 7.17% for the nine months ended September 30, 2025, compared to 7.16% for the nine months ended September 30, 2024. The slight increase in net interest margin compared to the nine months ended September 30, 2024 was largely a result of a decrease of 0.11% for yield on loans partially offset by a decrease of 0.48% for cost of deposits. Interest bearing deposits increased an average of $460.6 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, many of which were impacted by a lower Fed Funds rate for all nine months of 2025.
Cost of funds was 3.10% for the nine months ended September 30, 2025, compared to 3.58% for the nine months ended September 30, 2024. Cost of deposits for the nine months ended September 30, 2025 was 3.07%, which was a 0.48% decrease, from 3.55% for the nine months ended September 30, 2024. These decreases were largely due lower interest rates compared to the prior year period.
Total yield on loans receivable for the nine months ended September 30, 2025 was 11.13%, compared to 11.23% for the nine months ended September 30, 2024. This decrease in yield on loans receivable is primarily attributed to lower interest rates and a change in loan mix. For the nine months ended September 30, 2025, average CCBX loans increased $300.9 million, or 21.6%. There was a decrease in average community bank loans of $15.8 million, or 0.8%, compared to the nine months ended September 30, 2024. Average yield on community bank loans for the nine months ended September 30, 2025 was 6.52%. compared to 6.54% for the nine months ended September 30, 2024.
The following tables show the average yield on loans and cost of deposits by segment and also illustrates the impact of BaaS loan expense on CCBX yield on loans:

	For the Nine Months Ended
	September 30, 2025		September 30, 2024
(unaudited)	Yield on Loans (2)	Cost of Deposits (2)	Yield on Loans (2)	Cost of Deposits (2)
Community Bank	6.52%	1.77%	6.54%	1.78%
CCBX (1)	16.23%	3.95%	17.61%	4.89%
Consolidated	11.13%	3.07%	11.23%	3.55%
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
(2)Annualized calculations shown for periods presented.

	For the Nine Months Ended
	September 30, 2025		September 30, 2024
(dollars in thousands; unaudited)	Income / Expense	Income / expense divided by average CCBX loans (2)	Income / Expense	Income / expense divided by average CCBX loans (2)
BaaS loan interest income	$205,762	16.23%	$183,754	17.61%
Less: BaaS loan expense	97,830	7.72%	87,816	8.41%
Net BaaS loan income (1)	$107,932	8.51%	$95,938	9.19%
Average BaaS Loans(3)	$1,695,006		$1,394,127
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2)Annualized calculations shown for periods presented.
(3)Includes loans held for sale.
For the nine months ended September 30, 2025, net interest margin (net interest income divided by the average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 7.17% and 6.38%, respectively, compared to 7.16% and 6.19%, respectively, for the nine months ended September 30, 2024.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees, net of loan costs, included in interest income totaled $6.8 million and $6.5 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Nine Months Ended September 30,
	2025			2024
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Consolidated
Assets
Interest earning assets:
Interest earning deposits with other banks	$668,019	$22,162	4.44%	$373,234	$15,244	5.46%
Investment securities, available-for-sale (2)	35	1	3.82	21,575	350	2.17
Investment securities, held-to-maturity (2)	46,139	1,891	5.48	49,721	2,045	5.49
Other investments	12,441	296	3.18	10,666	244	3.06
Loans receivable (3)	3,572,487	297,381	11.13	3,287,378	276,446	11.23
Total interest earning assets	4,299,121	321,731	10.01	3,742,574	294,329	10.50
Noninterest earning assets:
Allowance for credit losses	(168,318)			(134,977)
Other noninterest earning assets	293,857			251,248
Total assets	$4,424,660			$3,858,845

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$3,311,043	$89,051	3.60%	$2,850,420	$91,528	4.29%
FHLB advances and other borrowings	1	2	—	3,812	143	5.01
Subordinated debt	44,346	1,795	5.41	44,197	1,795	5.43
Junior subordinated debentures	3,592	183	6.81	3,590	212	7.89
Total interest bearing liabilities	3,358,982	91,031	3.62	2,902,019	93,678	4.31
Noninterest bearing deposits	561,384			589,506
Other liabilities	48,852			59,070
Total shareholders' equity	455,442			308,250
Total liabilities and shareholders' equity	$4,424,660			$3,858,845
Net interest income		$230,700			$200,651
Interest rate spread			6.38%			6.19%
Net interest margin (4)			7.17%			7.16%
(1)Yields and costs are annualized.
(2)For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(3)Includes loans held for sale and nonaccrual loans.
(4)Net interest margin represents net interest income divided by the average total interest earning assets.

The following table presents an analysis of certain average balances, interest income and interest expense by segment:

	For the Nine Months Ended
	September 30, 2025			September 30, 2024
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Community Bank
Assets
Interest earning assets:
Loans receivable (2)	$1,877,481	$91,619	6.52%	$1,893,251	$92,692	6.54%
Total interest earning assets	1,877,481	91,619	6.52	1,893,251	92,692	6.54
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$1,063,973	$20,523	2.58%	$947,677	$19,736	2.78%
Intrabank liability	323,200	10,729	4.44	415,663	16,975	5.46
Total interest bearing liabilities	1,387,173	31,252	3.01	1,363,340	36,711	3.60
Noninterest bearing deposits	490,308			529,911
Net interest income		$60,367			$55,981
Net interest margin(3)			4.30%			3.95%

CCBX
Assets
Interest earning assets:
Loans receivable (2)(4)	$1,695,006	$205,762	16.23%	$1,394,127	$183,754	17.61%
Intrabank asset	623,140	20,678	4.44	568,211	23,214	5.46
Total interest earning assets	2,318,146	226,440	13.06	1,962,338	206,968	14.09
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$2,247,070	$68,528	4.08%	$1,902,743	$71,792	5.04%
Total interest bearing liabilities	2,247,070	68,528	4.08	1,902,743	71,792	5.04
Noninterest bearing deposits	71,076			59,595
Net interest income		$157,912			$135,176
Net interest margin(3)			9.11%			9.20%
Net interest margin, net of BaaS loan expense (5)			3.47%			3.22%

	For the Nine Months Ended
	September 30, 2025			September 30, 2024
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Treasury & Administration
Assets
Interest earning assets:
Interest earning deposits with other banks	$668,019	$22,162	4.44%	$373,234	$15,244	5.46%
Investment securities, available for sale (6)	35	1	3.82	21,575	350	2.17
Investment securities, held to maturity (6)	46,139	1,891	5.48	49,721	2,045	5.49
Other investments	12,441	296	3.18	10,666	244	3.06
Total interest earning assets	726,634	24,350	4.48%	455,196	17,883	5.25%
Liabilities
Interest bearing liabilities:
FHLB advances and borrowings	$1	$2	—%	$3,812	$143	5.01%
Subordinated debt	44,346	1,795	5.41	44,197	1,795	5.43
Junior subordinated debentures	3,592	183	6.81	3,590	212	7.89
Intrabank liability, net (7)	299,940	9,949	4.43	152,548	6,239	5.46
Total interest bearing liabilities	347,879	11,929	4.58	204,147	8,389	5.49
Net interest income		$12,421			$9,494
Net interest margin(3)			2.29%			2.79%
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

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates that the largest change is in loans receivable and consists of a $23.5 million increase in loan interest income attributed to an increase in loan volume partially offset by a decrease of $2.5 million in loan interest income attributed to a decrease in loan rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024
	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands; unaudited)	Volume	Rate
Interest income:
Interest earning deposits	$9,766	$(2,848)	$6,918
Investment securities, available-for-sale	(616)	267	(349)
Investment securities, held-to-maturity	(149)	(5)	(154)
Other Investments	42	10	52
Loans receivable	23,479	(2,544)	20,935
Total increase in interest income	32,522	(5,120)	27,402

Interest expense:
Interest bearing deposits	12,304	(14,781)	(2,477)
FHLB advances	(7,622)	7,481	(141)
Subordinated debt	4	(4)	—
Junior subordinated debentures	—	(29)	(29)
Total increase in interest expense	4,686	(7,333)	(2,647)
Increase in net interest income	$27,836	$2,213	$30,049
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
The macro economic environment is continuously changing, primarily due to the pace of economic growth, inflation, changing interest rates, global trade tensions, the U.S. government shutdown, tariffs, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters, and trade issues that may impact the provision and therefore the allowance. Gross loans, excluding loans held for sale, totaled $3.70 billion at September 30, 2025. The allowance for credit losses as a percentage of loans was 4.69% at September 30, 2025, compared to 5.03% at September 30, 2024.
Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by indemnifying or reimbursing incurred losses. CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them vested interests in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans, reclassified negative deposit accounts, and accrued interest receivable on CCBX loans. When the provision for credit losses - loans and provision for unfunded commitments are recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner's legal commitment to indemnify or reimburse losses that are incurred over the life of the loan. The credit enhancement asset is relieved as credit enhancement payments are received from the CCBX partner or taken from the partner's cash reserve account.

Comparison of the quarter ended September 30, 2025 to the comparable quarter in the prior year
The provision for credit losses for the three months ended September 30, 2025 was $56.6 million, compared to $70.3 million for the three months ended September 30, 2024. This includes a provision for credit losses - loans for the three months ended September 30, 2025 of $58.3 million, compared to $71.6 million for the three months ended September 30, 2024. The decrease in the Company’s provision for credit losses - loans during the quarter ended September 30, 2025, is largely related to improvement in the performance of the CCBX portfolio and our focus on originating higher quality CCBX loans resulting in lower historical loss factors. As we continue to originate higher quality loans, these higher quality loans become a greater proportion of the CCBX portfolio, resulting in an improvement in expected losses and lower provision. During the quarter ended September 30, 2025, a $58.8 million provision for credit losses - loans was recorded for CCBX partner loans. The factors used in management’s analysis for community bank credit losses indicated that a provision recapture for credit losses - loans of $583,000 was needed for the quarter ended September 30, 2025, largely due to updated prepayment speeds, partially offset by a slight increase in economic uncertainty, and loan mix of the community bank portfolio. Additionally, a provision recapture for unfunded commitments of $1.7 million was recorded for the quarter ended September 30, 2025, primarily as a result of a change in the loan mix of available balance, compared to a $1.3 million recapture for the three months ended September 30, 2024. No provision for accrued interest receivable was recorded for the quarter ended September 30, 2025 and September 30, 2024 on CCBX loans.
The following table shows the provision expense for loans by segment for the periods indicated:

	Three Months Ended
(dollars in thousands; unaudited)	September 30, 2025	September 30, 2024
Community bank	$(583)	$(519)
CCBX	58,847	72,104
Total provision expense	$58,264	$71,585
Net charge-offs for the quarter ended September 30, 2025 totaled $49.2 million, or 5.37% of total average loans, compared to $48.8 million, or 5.60% of total average loans, for the quarter ended September 30, 2024. Net charge-offs as a percent of loans were down in 2025 compared to 2024, primarily due to our on-going efforts to improve the credit quality of CCBX loans. However, in general, loans originated through CCBX partners have a higher level of expected losses than our community bank loans as reflected in the factors for allowance for credit losses. In accordance with GAAP, CCBX losses are recorded as charge-offs, but CCBX partner agreements provide for a credit enhancement that indemnifies or reimburses the Bank for net-charge-offs on CCBX loans, negative deposit accounts, and accrued interest receivable on CCBX loans except in accordance with the program agreement for one partner where the Company was responsible for credit losses on approximately 5% of a $297.4 million loan portfolio; prior to April 1, 2024, the Company was responsible for 10% of that portfolio. At September 30, 2025, our portion of this portfolio represented $20.7 million in loans. For the three months ended September 30, 2025, $49.2 million of net charge-offs were recognized for CCBX loans and $1,000 net recoveries were recognized on community bank loans. For the three months ended September 30, 2024, $48.4 million of net charge-offs were recognized on CCBX loans and $395,000 net charge-offs were recognized for community bank loans.
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

The following table shows the total charge-off activity by segment for the periods indicated:

	Three Months Ended
	September 30, 2025			September 30, 2024
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$18	$54,516	$54,534	$398	$52,907	$53,305
Gross recoveries	(19)	(5,270)	(5,289)	(3)	(4,513)	(4,516)
Net charge-offs (recoveries)	$(1)	$49,246	$49,245	$395	$48,394	$48,789
Net charge-offs to average loans (1)	0.00%	11.07%	5.37%	0.08%	12.40%	5.60%
(1) Annualized calculations shown for periods presented.
Comparison of the nine months ended September 30, 2025 to the comparable period in the prior year
The provision for credit losses - loans for the nine months ended September 30, 2025 was $143.6 million, compared to $213.0 million for the nine months ended September 30, 2024. The decrease in the Company’s provision for credit losses - loans during the quarter ended September 30, 2025, is largely related to improvement in the performance of the CCBX portfolio and our focus on originating higher quality CCBX loans resulting in lower historical loss factors. During the nine months ended September 30, 2025, a $144.1 million provision for credit losses - loans was recorded for loans originated through CCBX partners based on management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a provision recapture of $565,000 was needed for the nine months ended September 30, 2025, due to a change in loan mix and updated prepayment speeds, partially offset by a slight increase in economic uncertainty.
The following table shows the provision expense by segment for the periods indicated:

	Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2025	September 30, 2024
Community bank	$(565)	$(1,059)
CCBX	144,142	214,052
Total provision expense	$143,577	$212,993
Net charge-offs for the nine months ended September 30, 2025 totaled $146.8 million, or 5.49% of total average loans, as compared to net charge-offs of $158.7 million, or 6.45% of total average loans, for the nine months ended September 30, 2024. Net charge-offs decreased in the first nine months of 2025 compared to the same period of 2024 as a result of the improvement in the performance of loans originated through CCBX partners and our focus on originating higher quality CCBX loans. In accordance with GAAP, CCBX loan losses are recorded as charge-offs, but CCBX partner agreements provide for a credit enhancement that indemnifies the Bank, and CCBX partners reimburse the Bank for net-charge-offs on CCBX loans, negative deposit accounts, and accrued interest receivable on CCBX loans, except in accordance with the program agreement for one partner where the Company is responsible for credit losses on approximately 5% of a $297.4 million loan portfolio. At September 30, 2025, our portion of this portfolio represented $20.7 million in loans. For the nine months ended September 30, 2025, $146.8 million of net charge-offs were recognized for CCBX loans and $5,000 of net charge-offs recognized for community bank loans. For the nine months ended September 30, 2024, $158.3 million of net charge-offs were recognized for CCBX and $404,000 of net charge-offs were recognized for community bank loans.

	Nine Months Ended
	September 30, 2025			September 30, 2024
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$33	$161,967	$162,000	$415	$167,091	$167,506
Gross recoveries	(28)	(15,214)	(15,242)	(11)	(8,795)	(8,806)
Net charge-offs	$5	$146,753	$146,758	$404	$158,296	$158,700
Net charge-offs to average loans(1)	0.00%	11.58%	5.49%	0.03%	15.17%	6.45%
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
Comparison of the quarter ended September 30, 2025 to the comparable quarter in the prior year
For the three months ended September 30, 2025, noninterest income totaled $66.8 million, a decrease of $12.0 million, or 15.2%, compared to $78.8 million for the three months ended September 30, 2024. The decrease is primarily attributed to lower BaaS indemnification income which is related to lower provision for credit losses on CCBX loans based on improved credit quality, partially offset by an increase in BaaS program income.
The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2025	2024
Service charges and fees	$903	$952	$(49)	(5.1)%
Unrealized gain (loss) on equity securities, net	9	2	7	350.0
Other	772	486	286	58.8
Noninterest income, excluding BaaS program income and BaaS indemnification income	1,684	1,440	244	16.9
Servicing and other BaaS fees	1,264	1,044	220	21.1
Transaction and interchange fees	4,878	3,549	1,329	37.4
Reimbursement of expenses	1,412	565	847	149.9
BaaS program income	7,554	5,158	2,396	46.5
BaaS credit enhancements	55,412	70,108	(14,696)	(21.0)
BaaS fraud enhancements	2,127	2,084	43	2.1
BaaS indemnification income	57,539	72,192	(14,653)	(20.3)
Total BaaS income	65,093	77,350	(12,257)	(15.8)
Total noninterest income	$66,777	$78,790	$(12,013)	(15.2%)
Comparison of the nine months ended September 30, 2025 to the comparable period in the prior year
For the nine months ended September 30, 2025, noninterest income totaled $172.9 million, a decrease of $61.2 million, or 26.1%, compared to $234.1 million for the nine months ended September 30, 2024. The decrease is largely attributed to lower BaaS indemnification income which is related to lower provision for credit losses on CCBX loans, partially offset by an increase of $6.6 million in BaaS program income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2025	2024
Service charges and fees	$2,676	$2,806	$(130)	(4.6)%
Loan referral fees	—	168	(168)	(100.0)
Unrealized gain (loss) on equity securities, net	(414)	26	(440)	(1692.3)
Other	2,307	1,051	1,256	119.5
Noninterest income, excluding BaaS program income and BaaS indemnification income	4,569	4,051	518	12.8
Servicing and other BaaS fees	4,222	3,700	522	14.1
Transaction and interchange fees	13,820	9,144	4,676	51.1
Reimbursement of expenses	3,084	1,677	1,407	83.9
BaaS program income	21,126	14,521	6,605	45.5
BaaS credit enhancements	140,328	210,742	(70,414)	(33.4)
BaaS fraud enhancements	6,924	4,791	2,133	44.5
BaaS indemnification income	147,252	215,533	(68,281)	(31.7)
Total BaaS income	168,378	230,054	(61,676)	(26.8)
Total noninterest income	$172,947	$234,105	$(61,158)	(26.1%)
Summary of significant noninterest income for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024
A description of our largest noninterest income categories are below:
BaaS Income. Our CCBX segment provides BaaS offerings that enable digital financial service providers, companies and brands to provide financial services to their customers through the Bank's CCBX segment. In exchange for providing these services, we earn fixed fees, volume-based fees and reimbursement of costs depending on the program agreement. Servicing and other BaaS fees are typically higher with new partners who have minimum contractual fees. Transaction and interchange fees increase as partner activity increases and gradually replaces the minimum contractual fee charge. As a result, we generally expect servicing and other fees to decrease and transaction and interchange fees to increase as partner activity grows and contracted minimum fees are replaced with recurring fees which then exceed the minimum contractual fees. Increases in BaaS reimbursement of fees offsets increases in noninterest expense from BaaS expenses covered by CCBX partners. In accordance with GAAP, we recognize the indemnification requirement for reimbursement of noncredit fraud losses on loans and deposits originated through partners and credit enhancements related to the allowance for credit losses and reserve for unfunded commitments provided by the partner as revenue in BaaS income. CCBX credit losses are recognized in the allowance for credit losses -loans and fraud losses are expensed in noninterest expense under BaaS fraud expense. Also in accordance with GAAP, we establish a credit enhancement asset for expected future credit losses through the recognition of BaaS credit enhancement revenue at the same time we establish an allowance for those loans though a provision for credit losses - loans. For more information on the accounting for BaaS allowance for credit losses, reserve for unfunded commitments, credit enhancements and fraud enhancements see the section titled “CCBX – BaaS Reporting Information.”
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

Unrealized (loss)/gain on equity securities, net. During the three and nine months ended September 30, 2025, we recognized an unrealized net gain on equity securities of $9,000 and net loss on equity securities of $414,000, respectively, compared to the three and nine months ended September 30, 2024, when there was an unrealized gain of $2,000 and $26,000, respectively, recognized. We hold $3.6 million in total equity funds and investments, $3.2 million of which is in equity securities of entities that are focused on providing products to the BaaS and financial services space.
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
Comparison of the quarter ended September 30, 2025 to the comparable quarter in the prior year
The increase in noninterest expenses for the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 was largely due to a $3.1 million increase in salary and employee benefits, a $1.5 million increase in data processing and software licenses, a $680,000 increase in legal and professional expenses, and a $142,000 increase in BaaS loan expense. These increases are largely due to growth and enhancements in technology all of which are related to the growth of the Company and investments in technology and risk management.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2025	2024
Salaries and employee benefits	$20,146	$17,060	$3,086	18.1%
Legal and professional expenses	3,957	3,277	680	20.8
Data processing and software licenses	6,114	4,658	1,456	31.3
Occupancy	952	964	(12)	(1.2)
Point of sale expense	69	73	(4)	(5.5)
FDIC assessments	815	740	75	10.1
Director and staff expenses	544	559	(15)	(2.7)
Marketing	272	67	205	306.0
Excise taxes	696	762	(66)	(8.7)
Other	1,640	1,482	158	10.7
Noninterest expense, excluding BaaS loan and BaaS fraud expense	35,205	29,642	5,563	18.8
BaaS loan expense	32,840	32,698	142	0.4
BaaS fraud expense	2,127	2,084	43	2.1
BaaS loan and fraud expense	34,967	34,782	185	0.5
Total noninterest expense	$70,172	$64,424	$5,748	8.9%
Comparison of the nine months ended September 30, 2025 to the comparable period in the prior year
For the nine months ended September 30, 2025, noninterest expense totaled $215.0 million, an increase of $36.0 million, or 20.2%, compared to $178.9 million for the nine months ended September 30, 2024. The $11.1 million increase in salaries and employee benefits, $5.6 million increase in legal and professional expenses and $4.4 million increase in data processing and software licenses are all related to growth and enhancements in technology all of which are related to the growth of the Company and investments in technology and risk management. Additionally, excise taxes increased $1.7 million primarily as a result of a $1.2 million refund recorded during the nine months ended September 30, 2024, for which there was no similar entry in 2025.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2025	2024
Salaries and employee benefits	$63,029	$51,973	$11,056	21.3%
Legal and professional expenses	15,807	10,207	5,600	54.9
Data processing and software licenses	16,537	12,113	4,424	36.5
Occupancy	2,901	2,978	(77)	(2.6)
FDIC assessments	2,360	2,113	247	11.7
Excise taxes	2,099	376	1,723	458.2
Director and staff expenses	1,787	1,429	358	25.1
Point of sale expense	245	235	10	4.3
Marketing	372	134	238	177.6
Other	5,102	4,733	369	7.8
Noninterest expense, excluding BaaS loan and BaaS fraud expense	110,239	86,291	23,948	27.8
BaaS loan expense	97,830	87,816	10,014	11.4
BaaS fraud expense	6,924	4,791	2,133	44.5
BaaS loan and fraud expense	104,754	92,607	12,147	13.1
Total noninterest expense	$214,993	$178,898	$36,095	20.2%
Summary of significant noninterest expense for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024
A description of our largest noninterest expense categories are below:
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
Legal and Professional Expenses. Legal and professional costs include legal, audit and accounting expenses, consulting fees, and fees for recruiting and hiring employees. These expenses fluctuate with the development of contracts for CCBX customers, audit and accounting needs, and are impacted by our reporting cycle and timing of legal and professional services. The expenses also reflect the costs associated with our infrastructure enhancement projects to improve our processing, automate processes, reduce compliance costs and enhance our data management.
Data Processing and Software Licenses. Data processing and software licenses includes expenses related to obtaining and maintaining software required for our various functions and includes the amortization of software development costs. Data processing costs include all of our customer transaction processing and data storage, computer processing, and network costs. Data processing costs grow as we grow and add new products, customers and branches and enhance technology. Additionally, CCBX data processing expenses and software that aids in the reporting of CCBX activities and monitoring of transactions that help automate and create current and expected future efficiencies in reporting have resulted in increased expenses in the category. These expenses are expected to increase as we invest more in automated processing and as we grow product lines and our CCBX segment.
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
FDIC Assessments. FDIC assessments are assessed to fund the Deposit Insurance Fund (“DIF”) to insure and protect the depositors of insured banks and to resolve failed banks. The assessment rate is based on a number of factors and recalculated each quarter. As deposits increase, the FDIC assessment expense will generally increase. On October 18, 2022 the FDIC finalized an increase of 2 basis points in the initial base deposit insurance assessment rates schedules, beginning with the first quarterly assessment period of 2023. The rise is intended to increase the reserve ratio of the Deposit Insurance Fund to 1.35%, the statutory requirement. The increase in the base rates will remain in place until the reserve ratio reaches or exceeds 2.0%. The reserve ratio is 1.36% as of June 30, 2025, which exceeds the statutory minimum, therefore the FDIC is no longer operating under the restoration plan. The reserve ratio is negatively affected by growth in assets and bank failures.
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
Other. This category includes dues and memberships, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officer’s insurance, donations, and other expenses.
BaaS loan and fraud expense. Our CCBX segment provides BaaS offerings that enable digital financial service providers, companies and brands to provide financial services to their customers through the Bank's CCBX segment. Included in BaaS loan and fraud expense is partner loan expense including overdraft balances and BaaS fraud expense. Partner loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. BaaS fraud expense represents noncredit fraud losses on loans and deposits originated through partners. Fraud losses are recorded when incurred or projected as losses in noninterest expense, and the reimbursement from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. For more information on the accounting for BaaS loan and fraud expenses see the section titled “CCBX – BaaS Reporting Information.”
The following table presents, for the periods indicated, the BaaS loan and fraud expenses:

	Three Months Ended
(dollars in thousands; unaudited)	September 30, 2025	September 30, 2024
BaaS loan expense	$32,840	$32,698
BaaS fraud expense	2,127	2,084
Total BaaS loan and fraud expense	$34,967	$34,782

Income Tax Expense
The amount of income tax expense we incur is impacted by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce our deferred tax assets to the amount expected to be realized. The Company is subject to various state taxes that are assessed as CCBX activities and employees expand into new states, which increases the overall tax rate used in calculating the provision for income taxes in the current and future periods.
On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act, (the "Act") into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Act also made certain changes to the deductibility of the cost of meals and charitable contributions that are effective for tax years beginning after Dec. 31, 2025. The Company is taking advantage of the immediate deductibility of R&D expenditures, which has positively impacted the tax provision and resulted in a deferred tax liability as of September 30, 2025.
Comparison of the quarter ended September 30, 2025 to the comparable quarter in the prior year
For the three months ended September 30, 2025, income tax expense totaled $4.3 million an increase of $1.4 million compared to the three months ended September 30, 2024. The $1.4 million increase in income tax expense is the result of higher net income as well as an increase in state income tax rates. Also impacting income tax expense is the deductibility of certain equity awards. The effective tax rate was 24.1% for the three months ended September 30, 2025, compared to 17.9% for the three months ended September 30, 2024. The effective tax rate was higher for the three months ended September 30, 2025, largely due to an increase in the state income tax rate used to calculate provision for income taxes partially offset by the impact of stock equity award deductions which fluctuate based on employee driven equity award activity, vesting terms and stock price. The state rate increased in the quarter ended June 30, 2025 primarily as a result of a change in California's tax laws.
Comparison of the nine months ended September 30, 2025 to the comparable period in the prior year
For the nine months ended September 30, 2025 income tax expense totaled $9.7 million, compared to $8.3 million for the nine months ended September 30, 2024. The $1.4 million increase in income tax expense is the result of higher net income partially offset by the deductibility of certain equity awards. Our effective tax rates for the nine months ended September 30, 2025 and 2024 were 22.0% and 20.6%, respectively. Before any adjustments for deductions that reduce the effective tax rate, the increase in the aforementioned state tax rate resulted in an overall income tax rate for the Company of 24.4%, this is up from 22.5% for tax year 2024.
Segment Information
Based on the criteria of ASC 280, Segment Reporting, we have identified three segments: the community bank, CCBX and treasury & administration. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). We also have a loan production office which is located in King county. The CCBX segment provides BaaS that enables digital financial service providers, companies and brands to provide financial services to their customers. The CCBX segment has 29 partners in various stages as of September 30, 2025. The treasury & administration segment includes treasury management, overall administration and all other aspects of the Company.
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

The following table presents summary financial information for each segment for the periods indicated:

	September 30, 2025				December 31, 2024
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Assets
Cash and due from banks	$5,050	$127	$637,081	$642,258	$4,510	$10,894	$437,109	$452,513
Intrabank asset	—	500,653	(500,653)	—	—	411,768	(411,768)	—
Securities	—	—	43,942	43,942	—	—	47,321	47,321
Loans held for sale	—	42,894	—	42,894	—	20,600	—	20,600
Total loans receivable	1,899,673	1,804,175	—	3,703,848	1,882,988	1,603,577	—	3,486,565
Allowance for credit losses	(18,354)	(155,459)	—	(173,813)	(18,924)	(158,070)	—	(176,994)
All other assets	29,662	219,971	44,314	293,947	28,272	211,039	51,892	291,203
Total assets	$1,916,031	$2,412,361	$224,684	$4,553,076	$1,896,846	$2,099,808	$124,554	$4,121,208
Liabilities
Total deposits	$1,597,601	$2,374,962	$—	$3,972,563	$1,521,244	$2,064,088	$—	$3,585,332
Total borrowings	—	—	47,999	47,999	—	—	47,884	47,884
Intrabank liability	312,962	—	(312,962)	—	367,540	—	(367,540)	—
All other liabilities	5,468	37,399	14,370	57,237	8,062	35,720	5,506	49,288
Total liabilities	$1,916,031	$2,412,361	$(250,593)	$4,077,799	$1,896,846	$2,099,808	$(314,150)	$3,682,504

Community Bank
Community bank total assets as of September 30, 2025 increased $19.2 million, or 1.0%, to $1.92 billion, compared to $1.90 billion as of December 31, 2024. Loans receivable net of deferred fees for the community bank segment increased $16.7 million, or 0.9%, to $1.90 billion as of September 30, 2025, compared to $1.88 billion as of December 31, 2024. The increase in community bank loans receivable is the result of loan growth and normal balance fluctuations. Total community bank deposits increased $76.4 million, or 5.02%, as of September 30, 2025, compared to $1.52 billion as of December 31, 2024. Our cost of deposits for the community bank was 1.77% for the nine months ended September 30, 2025.
CCBX
CCBX total assets as of September 30, 2025 increased $312.6 million, or 14.9%, to $2.41 billion, compared to $2.10 billion as of December 31, 2024. During the nine months ended September 30, 2025, $3.68 billion in CCBX loans were transferred to loans held for sale, with $3.66 billion in loans sold and $42.9 million loans remaining in loans held for sale as of September 30, 2025 compared to $20.6 million at December 31, 2024. We continue to reposition ourselves by managing CCBX credit and concentration levels in an effort to optimize our loan portfolio earnings and generate off balance sheet fee income. We retain a portion of the fee income for our role in processing transactions on sold credit card balances. This is expected to provide an on-going and recurring revenue stream without the additional on balance sheet risk. Total CCBX loans receivable increased $200.6 million, or 12.5%, to $1.80 billion as of September 30, 2025, compared to $1.60 billion as of December 31, 2024. The increase in loans receivable is the result of increased activity with CCBX partners, net of $3.66 billion in loan sales. As a result of an increase in the difference of average deposits compared to average loans the intrabank asset increased $88.8 million to $500.7 million as of September 30, 2025, compared to $411.8 million as of December 31, 2024. CCBX allowance for credit losses decreased to $155.5 million as of September 30, 2025, compared to $158.1 million as of December 31, 2024. The decrease in the allowance is due to an improvement in the performance of the CCBX portfolio and our focus on originating higher quality CCBX loans resulting in lower historical loss factors. As we continue to originate higher quality loans, these become a greater proportion of the CCBX portfolio, resulting in an improvement in expected losses and a reduced allowance. CCBX partner agreements provide for credit enhancements that cover $158.5 million, or 97.7%, of the total gross charge-offs on CCBX loans for the nine months ended September 30, 2025. CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio. Total CCBX deposits increased $310.9 million, or 15.1%, to $2.37 billion, compared to $2.06 billion as of December 31, 2024, primarily as a result of growth within the CCBX relationships and new partnerships. This does not include an additional $672.3 million in CCBX deposits that were transferred off balance sheet to provide for increased FDIC insurance coverage to certain customers, compared to $273.2 million as of December 31, 2024.

Treasury & Administration
Treasury & administration total assets as of September 30, 2025 increased $100.1 million, or 80.4%, to $224.7 million, compared to $124.6 million as of December 31, 2024, primarily due to an increase in cash and due from banks. Total securities decreased $3.4 million, or 7.1%, to $43.9 million as of September 30, 2025, compared to $47.3 million as of December 31, 2024, primarily as a result of principal repayments on securities. Total borrowings were $48.0 million as of both September 30, 2025 and December 31, 2024.

The following tables present summary financial information for each segment for the periods indicated:

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
INTEREST INCOME AND EXPENSE
Interest income	$30,724	$69,643	$8,660	$109,027	$31,898	$67,778	$5,489	$105,165
Interest (expense) income intrabank transfer	(3,028)	6,768	(3,740)	—	(5,540)	6,764	(1,224)	—
Interest expense	7,136	23,330	660	31,126	7,264	24,819	809	32,892
Net interest income	20,560	53,081	4,260	77,901	19,094	49,723	3,456	72,273
Provision/(Recapture) for credit losses	(107)	56,705	—	56,598	(1,767)	72,024	—	70,257
Net interest income/(expense) after provision for credit losses - loans and unfunded commitments	20,667	(3,624)	4,260	21,303	20,861	(22,301)	3,456	2,016
NONINTEREST INCOME
Service charges and fees	871	32	—	903	939	13	—	952
Other income	134	316	331	781	156	1	331	488
BaaS program income	—	7,554	—	7,554	—	5,158	—	5,158
BaaS indemnification income	—	57,539	—	57,539	—	72,192	—	72,192
Noninterest income	1,005	65,441	331	66,777	1,095	77,364	331	78,790
NONINTEREST EXPENSE
Salaries and employee benefits	7,023	9,334	3,789	20,146	6,130	6,990	3,940	17,060
Occupancy	801	84	67	952	838	78	48	964
Data processing and software licenses	1,204	4,047	863	6,114	1,391	1,481	1,786	4,658
Legal and professional expenses	399	1,754	1,804	3,957	28	2,039	1,210	3,277
Other expense	1,500	1,573	963	4,036	960	1,321	1,402	3,683
BaaS loan expense	—	32,840	—	32,840	—	32,698	—	32,698
BaaS fraud expense	—	2,127	—	2,127	—	2,084	—	2,084
Total noninterest expense	10,927	51,759	7,486	70,172	9,347	46,691	8,386	64,424
Net income/(loss) before income taxes	10,745	10,058	(2,895)	17,908	12,609	8,372	(4,599)	16,382
Income taxes	2,085	2,834	(603)	4,316	2,041	1,747	(862)	2,926
Net income/(loss)	$8,660	$7,224	$(2,292)	$13,592	$10,568	$6,625	$(3,737)	$13,456

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Total	Community Bank	CCBX	Treasury & Administration	Total
INTEREST INCOME AND EXPENSE
Interest income	$91,619	$205,762	$24,350	$321,731	$92,692	$183,754	$17,883	$294,329
Interest (expense)/income intrabank transfer	(10,729)	20,678	(9,949)	—	(16,975)	23,214	(6,239)	—
Interest expense	20,523	68,528	1,980	91,031	19,736	71,792	2,150	93,678
Net interest income	60,367	157,912	12,421	230,700	55,981	135,176	9,494	200,651
Provision for credit losses	184	144,406	—	144,590	165	215,575	—	215,740
Net interest income/(expense) after provision for credit losses - loans and unfunded commitments	60,183	13,506	12,421	86,110	55,816	(80,399)	9,494	(15,089)
NONINTEREST INCOME
Service charges and fees	2,644	32	—	2,676	2,770	36	—	2,806
Other income	464	673	756	1,893	570	72	603	1,245
BaaS program income	—	21,126	—	21,126	—	14,521	—	14,521
BaaS indemnification income	—	147,252	—	147,252	—	215,533	—	215,533
Noninterest income	3,108	169,083	756	172,947	3,340	230,162	603	234,105
NONINTEREST EXPENSE
Salaries and employee benefits	21,189	26,075	15,765	63,029	18,171	21,388	12,414	51,973
Occupancy	2,449	243	209	2,901	2,564	255	159	2,978
Data processing and software licenses	4,587	9,629	2,321	16,537	3,554	3,474	5,085	12,113
Legal and professional expenses	1,143	6,800	7,864	15,807	55	5,992	4,160	10,207
Other expense	4,540	4,724	2,701	11,965	2,893	3,154	2,973	9,020
BaaS loan expense	—	97,830	—	97,830	—	87,816	—	87,816
BaaS fraud expense	—	6,924	—	6,924	—	4,791	—	4,791
Total noninterest expense	33,908	152,225	28,860	214,993	27,237	126,870	24,791	178,898
Net income before income taxes	29,383	30,364	(15,683)	44,064	31,919	22,893	(14,694)	40,118
Income taxes	5,809	7,583	(3,679)	9,714	6,176	5,452	(3,362)	8,266
Net Income/(Loss)	$23,574	$22,781	$(12,004)	$34,350	$25,743	$17,441	$(11,332)	$31,852

Comparison of the quarter ended September 30, 2025 to the comparable quarter in the prior year
Community Bank
Net interest income for the community bank was $20.6 million for the quarter ended September 30, 2025, an increase of $1.5 million, or 7.7%, compared to $19.1 million for the quarter ended September 30, 2024. As a result of the community bank having higher average loans than deposits the community bank's intrabank expense allocation was $3.0 million for the quarter ended September 30, 2025, compared to intrabank interest expense of $5.5 million for the quarter ended September 30, 2024, which positively impacted net interest income for the current quarter. The decrease compared to the previous year period is due to a lower intrabank liability and lower interest rates. There was a provision recapture for credit losses - loans for the community bank of $107,000 for the quarter ended September 30, 2025, compared to a provision recapture of $1.8 million for the quarter ended September 30, 2024; the recapture in the current period was largely due to a change in the prepayment speeds partially offset by an increase in economic uncertainty whereas the prior year period's recapture was primarily the result of improved economic conditions reducing projected credit/loan losses. Net charge-offs to average loans for the community bank segment was 0.00% and 0.08% for the quarters ended September 30, 2025, and September 30, 2024, respectively. Noninterest income for the community bank was $1.0 million, for the quarter ended September 30, 2025, a decrease of $90,000, or 8.2%, compared to the quarter ended September 30, 2024. Noninterest expenses for the community bank increased $1.6 million, or 16.9%, to $10.9 million as of September 30, 2025, compared to $9.3 million as of September 30, 2024. The increase in noninterest expense is largely due to higher salaries and employee benefits and legal and professional expenses which are related to the growth of Company and investments risk management.

CCBX
Net interest income for CCBX was $53.1 million for the quarter ended September 30, 2025, an increase of $3.4 million, or 6.8%, compared to $49.7 million for the quarter ended September 30, 2024. The increase in net interest income is primarily due to loan growth from active CCBX relationships. During the quarter ended September 30, 2025 we sold $1.62 billion in CCBX loans as part of our strategy to optimize our CCBX portfolio and manage growth, credit quality, portfolio and partner limits. We are retaining a portion of the transaction processing fee income on sold credit card balances which provides an on-going and recurring income without balance sheet risk. As a result of CCBX having higher average deposits than loans the amount allocated to intrabank interest income for CCBX was $6.8 million for the quarters ended September 30, 2025 and September 30, 2024. Provision for credit losses - loans was $56.7 million for the quarter ended September 30, 2025, compared to $72.0 million for the quarter ended September 30, 2024. The decrease in the provision is due to an improvement in the performance of the CCBX portfolio and our focus on originating higher quality CCBX loans resulting in lower historical loss factors. As we continue to originate higher quality loans, these become a greater proportion of the CCBX portfolio, resulting in an improvement in expected losses and lower provision expense. CCBX partner agreements provide for credit enhancements that cover $48.2 million, or 97.9% of total gross charge-offs on CCBX loans for the quarter ended September 30, 2025. The $58.8 million provision on CCBX loans includes $57.5 million for partner loans with credit enhancement on them and $1.3 million on CCBX loans that the Company is responsible for. In accordance with the program agreement, the Company was responsible for credit losses on approximately 5% of a $297.4 million loan portfolio, or $20.7 million in partner loans at September 30, 2025. Noninterest income for CCBX was $65.4 million for the quarter ended September 30, 2025, a decrease of $11.9 million, or 15.4%, compared to $77.4 million for the quarter ended September 30, 2024, largely due to a decrease of $14.7 million in BaaS credit enhancements to establish a credit enhancement asset for future credit losses due from our CCBX partners - which is directly related to the provision for credit losses, partially offset by a $2.4 million increase in BaaS program income, which was the result of increased activity with digital financial services. Noninterest expenses for CCBX increased $5.1 million, or 10.9%, to $51.8 million as of September 30, 2025, compared to $46.7 million as of September 30, 2024. The increase in noninterest expense is largely due to an increase in salaries and employee benefits and data processing and software licenses which are related to the growth of Company and investments in technology and risk management. Additionally, data processing and software license expenses were evaluated and directly expensed to the CCBX segment as applicable. BaaS loan expense increased $142,000 compared to the prior year period and is related to the increase in interest income on loans. For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”
Treasury & Administration
Net interest income for treasury & administration was $4.3 million for the quarter ended September 30, 2025, an increase of $804,000, or 23.3%, compared to $3.5 million for the quarter ended September 30, 2024, primarily as a result of higher interest earning deposits with other banks and to a lesser degree lower interest expense. Noninterest income was flat at

$331,000 for the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024. Noninterest expense was $7.5 million for the quarter ended September 30, 2025, and $8.4 million for the quarter ended September 30, 2024, largely due to a decrease in data processing and software licenses as more of these expenses have been directly expensed to the other segments.
Comparison of the nine months ended September 30, 2025 to the comparable period in the prior year
Community Bank
Net interest income for the community bank was $60.4 million for the nine months ended September 30, 2025, an increase of $4.4 million, or 7.8%, compared to $56.0 million for the nine months ended September 30, 2024. The increase in net interest income is due to the community bank having higher average loans than deposits for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, resulting in intrabank interest expense for the community bank of $10.7 million for the nine months ended September 30, 2025, compared to intrabank interest expense of $17.0 million for the nine months ended September 30, 2024, partially offset by lower interest income on loans due to a change in loan mix and increased interest expense on deposit accounts due to an increase in interest bearing deposits. There was a provision for credit losses - loans for the community bank of $184,000 for the nine months ended September 30, 2025, compared to a provision for credit losses of $165,000 for the nine months ended September 30, 2024. Net charge-offs to average loans for the community bank segment have remained consistently low and was 0.00% and 0.03% for the nine months ended September 30, 2025 and September 30, 2024, respectively. Noninterest income for the community bank was $3.1 million for the nine months ended September 30, 2025, a decrease of $232,000, or 6.9%, compared to $3.3 million for the nine months ended September 30, 2024. Loan referral fees decreased $168,000 for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The recognition of loan referral fees fluctuates in response to market conditions and as a result we may recognize more or less, or may not recognize any, loan referral fees in some periods. Noninterest expenses for the community bank increased $6.7 million, or 24.5%, to $33.9 million as of September 30, 2025, compared to $27.2 million as of September 30, 2024. The increase in noninterest expense is largely due to higher salaries and employee benefits, data processing and software licenses and legal and professional expenses all of which are related to the growth of Company and investments in technology and risk management. We continue to invest in our infrastructure and the automation of our processes so that they are scalable.
CCBX
Net interest income for CCBX was $157.9 million for the nine months ended September 30, 2025, an increase of $22.8 million, or 16.9%, compared to $135.2 million for the nine months ended September 30, 2024. The increase in net interest income is due to loan growth from active CCBX relationships. During the nine months ended September 30, 2025, we sold $3.66 billion in CCBX loans as part of our strategy to optimize our CCBX portfolio, manage growth, credit quality, portfolio and partner limits. We are retaining a portion of the transaction processing fee income on sold credit card receivables which provides on-going and recurring income without balance sheet risk. As a result of having higher average deposits than loans, but lower interest rates, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 intrabank interest income for CCBX was $20.7 million for the nine months ended September 30, 2025, compared to $23.2 million for the nine months ended September 30, 2024. Provision for credit losses - loans was $144.4 million for the nine months ended September 30, 2025, compared to $215.6 million for the nine months ended September 30, 2024. The decrease in the provision is due to an improvement in the performance of the CCBX portfolio and our focus on originating higher quality CCBX loans resulting in lower historical loss factors. As we continue to originate higher quality loans, these become a greater proportion of the CCBX portfolio, resulting in an improvement in expected losses and lower provision expense. Noninterest income for CCBX was $169.1 million for the nine months ended September 30, 2025, a decrease of $61.1 million, or 26.5%, compared to $230.2 million for the nine months ended September 30, 2024, due to a decrease of $70.4 million in BaaS credit enhancements related to the allowance for credit losses, partially offset by a $6.6 million increase in total BaaS program income, which was the result of increased activity with our CCBX partners and $2.1 million increase in BaaS fraud enhancements. Noninterest expenses for CCBX increased $25.4 million, or 20.0%, to $152.2 million as of September 30, 2025, compared to $126.9 million as of September 30, 2024. The increase in noninterest expense is largely due to growth from active CCBX relationships resulting in an increase in BaaS loan expense and increased salaries and benefits, data processing and software licenses and legal and professional expenses all of which are related to the growth of Company and investments in technology and risk management, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”

Treasury & Administration
Net interest income for treasury & administration was $12.4 million for the nine months ended September 30, 2025, an increase of $2.9 million, or 30.8%, compared to $9.5 million for the nine months ended September 30, 2024, largely as a result of an increase in the average balance of interest earning deposits with other banks. Noninterest income increased $153,000, or 25.4%, to $756,000 for the nine months ended September 30, 2025, compared to $603,000 for the nine months ended September 30, 2024. Noninterest expense increased $4.1 million, or 16.4%, to $28.9 million for the nine months ended September 30, 2025, compared to $24.8 million for the nine months ended September 30, 2024, largely as a result of increased salaries and employee benefits and legal and professional expenses as a result of growth of the Company and investments in risk management. Data processing and software expenses decreased $2.8 million compared to the nine months ended September 30, 2024 as more of these expenses have been directly expensed to the other segments.
Financial Condition
Our total assets increased $431.9 million, or 10.5%, to $4.55 billion at September 30, 2025 from $4.12 billion at December 31, 2024. The increase is primarily comprised of a $217.3 million increase in loans receivable and a $191.4 million increase in interest earning deposits with other banks.
Loans Held For Sale
During the nine months ended September 30, 2025, $3.68 billion in CCBX loans were transferred to loans held for sale, with $3.66 billion in loans sold, $2.88 billion of which is new activity on previously sold credit card receivables. As of September 30, 2025 there were $42.9 million in loans held for sale and $20.6 million as of December 31, 2024. We will continue to sell loans back to the originating partner as part of our strategy to optimize our CCBX portfolio, manage growth, credit quality, portfolio and partner limits. Additionally, we retain a portion of the fee income for our role in processing new transactions on previously sold credit card receivables, which continues to grow and is expected to provide increased and on-going revenue with no on balance sheet risk or capital requirement.
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
As of September 30, 2025, loans receivable totaled $3.70 billion, an increase of $217.3 million, or 6.2%, compared to December 31, 2024. Total loans receivable is net of $7.3 million in net deferred origination fees. The increase includes gross CCBX loan growth of $200.7 million, or 12.5%, and an increase in gross community bank loans of $17.4 million, or 0.9%.
Loans as a percentage of deposits were 94.3% as of September 30, 2025, compared to 97.8% as of December 31, 2024. We remain focused on serving our communities and markets by growing loans and funding those loans with customer deposits.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30, 2025		As of December 31, 2024
(dollars in thousands; unaudited)	Amount	Percent	Amount	Percent
Commercial and industrial loans:
Capital call lines	$177,530	4.8%	$109,017	3.1%
All other commercial & industrial loans	193,557	5.2	184,356	5.3
Total commercial and industrial loans:	371,087	10.0	293,373	8.4
Real estate loans:
Construction, land and land development	218,061	5.9	148,198	4.2
Residential real estate	577,108	15.6	469,771	13.4
Commercial real estate	1,300,335	35.0	1,374,801	39.4
Consumer and other loans	1,244,567	33.5	1,206,876	34.6
Gross loans receivable	3,711,158	100.0%	3,493,019	100.0%
Net deferred origination fees	(7,310)		(6,454)
Loans receivable	$3,703,848		$3,486,565
Loan Yield (1)	10.95%		11.12%
(1)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.
The following tables detail the loans by segment which are included in the total loan portfolio table above:

Community Bank	As of
	September 30, 2025		December 31, 2024
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Commercial and industrial loans	$170,847	9.0%	$150,395	8.0%
Real estate loans:
Construction, land and land development loans	218,061	11.4	148,198	7.8
Residential real estate loans	202,979	10.7	202,064	10.7
Commercial real estate loans	1,300,335	68.2	1,374,801	72.8
Consumer and other loans:
Other consumer and other loans	14,181	0.7	13,542	0.7
Gross Community Bank loans receivable	1,906,403	100.0%	1,889,000	100.0%
Net deferred origination fees	(6,731)		(6,012)
Loans receivable	$1,899,672		$1,882,988
Loan Yield(1)	6.51%		6.53%
(1)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.

CCBX	As of
	September 30, 2025		December 31, 2024
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Capital call lines	$177,530	9.8%	$109,017	6.8%
All other commercial & industrial loans	22,710	1.3	33,961	2.1
Real estate loans:
Residential real estate loans	374,129	20.7	267,707	16.7
Consumer and other loans:
Credit cards	563,324	31.2	528,554	33.0
Other consumer and other loans	667,062	37.0	664,780	41.4
Gross CCBX loans receivable	1,804,755	100.0%	1,604,019	100.0%
Net deferred origination fees	(579)		(442)
Loans receivable	$1,804,176		$1,603,577
Loan Yield - CCBX (1)(2)	15.65%		16.81%
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
Commercial and Industrial Loans. Commercial and industrial loans increased $77.7 million, or 26.5%, to $371.1 million as of September 30, 2025, from $293.4 million as of December 31, 2024. The increase in commercial and industrial loans receivable over December 31, 2024 was largely due to an increase of $68.5 million in capital call lines combined with a $9.2 million increase in other commercial and industrial loans.
Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory or equipment, and we generally obtain personal guarantees on these loans. Commercial and industrial loans includes $71.5 million and $48.6 million in loans to financial institutions as of September 30, 2025 and December 31, 2024, respectively.
Included in the commercial and industrial loan balance is $177.5 million and $109.0 million in capital call lines resulting from relationships with our CCBX partners as of September 30, 2025 and December 31, 2024, respectively, and $22.7 million and $34.0 million in CCBX other commercial loans as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 there was $170.8 million in community bank commercial and industrial loans compared to $150.4 million at December 31, 2024.
Construction, Land and Land Development Loans. Construction, land and land development loans increased $69.9 million, or 47.1%, to $218.1 million as of September 30, 2025, from $148.2 million as of December 31, 2024. The increase is attributed to some new construction and development projects.
Unfunded loan commitments for construction, land and land development loans were $106.9 million at September 30, 2025, compared to $47.8 million at December 31, 2024. Although we have seen a strong commercial and residential real estate market in the Puget Sound region thus far in 2025, the macro economic environment is continuously changing, primarily due to the pace of economic growth, inflation, changing interest rates, global trade tensions, the U.S. government shutdown, tariffs, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters, and trade issues that have resulted in economic uncertainty.
Construction, land and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing these loans are primarily located in the Puget Sound region and are comprised of both residential and commercial properties, including owner occupied properties and investor properties. As of September 30, 2025, construction, land and land development loans included $124.2 million in commercial construction loans, $35.9 million in residential construction loans, $37.3 million in other construction, land and land development loans and $20.6 million in undeveloped land loans, compared to $83.2 million in commercial construction loans, $40.9 million in residential construction loans, $8.7 million in undeveloped land loans, and $15.4 million in other construction, land and land development loans as of December 31, 2024.
Residential Real Estate Loans. Our one-to-four family residential real estate loans increased $107.3 million, or 22.8%, to $577.1 million as of September 30, 2025, from $469.8 million as of December 31, 2024, primarily due to an increase of $106.4 million in CCBX loans combined with an increase of $915,000 in community bank loans.
As of September 30, 2025, there were $374.1 million in CCBX home equity loans included in residential real estate, compared to $267.7 million at December 31, 2024. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card. These are first, second, and third lien residential loans and require 18 months of home ownership for non-owner occupied. Term lengths are up to 30 years and lines range from $5,000 to $400,000. We sold $494.9 million in CCBX residential real estate loans year to date as of September 30, 2025.
In the past, we have purchased residential mortgages originated through other financial institutions to hold for investment for purposes of diversifying our residential mortgage loan portfolio, meeting certain regulatory requirements and increasing our interest income. We last purchased residential mortgage loans in 2018. As of September 30, 2025 and December 31, 2024, we held $4.4 million and $6.1 million, respectively in purchased residential real estate mortgage loans. These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conducted an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards.
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
Commercial Real Estate Loans. Commercial real estate loans decreased $74.5 million, or 5.4%, to $1.30 billion as of September 30, 2025, from $1.37 billion as of December 31, 2024.
We are committed to growing the community bank portfolio in the Puget Sound region. We actively seek commercial real estate loans in our markets and our lenders are experienced in competing for these loans and managing these relationships.
We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, low rise office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10 to 25 year period with balloon payments due at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates. At September 30, 2025, approximately 33.1% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 35.0% of our loan portfolio at September 30, 2025 and are a large source of revenue. As of September 30, 2025, we held $15.7 million in purchased commercial real estate loans, compared to $20.1 million at December 31, 2024. Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans, and remains diligent in communicating and proactively working with borrowers to help mitigate potential credit deterioration.
Consumer and Other. Consumer and other loans increased $37.8 million, or 3.1%, to $1.24 billion, from $1.21 billion as of December 31, 2024, primarily as a result of growth in CCBX loans originated through our partners. We sold $2.97 billion in CCBX credit cards loans, $2.88 billion of which is new activity on previously sold credit card receivables, and $193.1 million in CCBX consumer and other loans year to date as of September 30, 2025. We expect that we will continue to sell CCBX loans as part of our on-going strategy to manage the loan portfolio and credit quality. New loans are being booked with enhanced credit standards, which typically results in a lower interest rate than some of the higher risk loans that have paid off or that we have chosen to sell.

CCBX consumer loans totaled $1.23 billion as of September 30, 2025, compared to $1.19 billion at December 31, 2024. CCBX consumer loans include installment loans, credit cards, lines of credit and other loans. CCBX consumer loans include cash secured and unsecured consumer loans, loan products designed to help consumers build credit, lines of credit, credit cards, other loans and overdrafts. Consumer credit cards are open-ended and have interest rates ranging from a promotional rate of 0.00% to the maximum rate allowable by state. For short-term consumer loans, both secured and unsecured options are available and typically have fully-amortizing terms ranging from two months to six years. Interest rates can be fixed or variable up to the maximum allowable rate by state.
Our community bank consumer and other loans totaled $14.2 million as of September 30, 2025, compared to $13.5 million at December 31, 2024 and are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans.
Industry Exposure and Categories of Loans
We have a diversified loan portfolio, representing a wide variety of industries. Our major categories of loans are commercial real estate, consumer and other loans, residential real estate, commercial and industrial, and construction, land and land development loans. Together they represent $3.71 billion in outstanding loan balances. When combined with $2.41 billion in unused commitments the total of these categories is $6.12 billion. However, total exposure on CCBX loans is subject to portfolio and partner maximum limits and adjusted for those limits, unused commitments are limited to $622.6 million. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our community bank loan commitments by industry for our commercial real estate portfolio as of September 30, 2025:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Community bank commercial real estate loans
Apartments	$360,742	$2,977	$363,719	5.9%	$3,964	91
Hotel/Motel	153,478	1,071	154,549	2.5	6,673	23
Convenience Store	135,908	4,345	140,253	2.3	2,228	61
Office	115,058	2,784	117,842	1.9	1,354	85
Warehouse	101,166	—	101,166	1.7	1,873	54
Retail	92,273	812	93,085	1.5	932	99
Mixed use	87,308	6,803	94,111	1.5	1,027	85
Mini Storage	80,181	303	80,484	1.3	4,009	20
Strip Mall	43,255	—	43,255	0.7	6,179	7
Manufacturing	33,991	895	34,886	0.6	1,360	25
Groups < 0.70% of total	96,975	4,361	101,336	1.7	1,259	77
Total	$1,300,335	$24,351	$1,324,686	21.6%	$2,074	627

As illustrated in the table below, our CCBX partners originate a large number of mostly smaller dollar loans, resulting in an average consumer loan balance of just $900.
The following table summarizes our loan commitments by category for our consumer and other loan portfolio as of September 30, 2025:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments (1)	Total Outstanding Balance & Available Commitment (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX consumer loans
Credit cards	$563,324	$1,002,383	$1,565,707	25.6%	$1.4	398,380
Installment loans	646,721	31,066	677,787	11.1	0.8	779,645
Lines of credit	1,851	522	2,373	0.0	0.4	4,923
Other loans	18,490	—	18,490	0.3	0.1	258,532
Community bank consumer loans
Installment loans	1,793	2	1,795	0.0	69.0	26
Lines of credit	144	384	528	0.0	4.4	33
Other loans	12,244	13,262	25,506	0.4	35.8	342
Total	$1,244,567	$1,047,619	$2,292,186	37.4%	$0.9	1,441,881
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our loan commitments by category for our residential real estate portfolio as of September 30, 2025:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX residential real estate loans
Home equity line of credit	$374,129	$606,219	$980,348	16.0%	$29	12,954
Community bank residential real estate loans
Closed end, secured by first liens	166,116	1,064	167,180	2.8	557	298
Home equity line of credit	31,545	48,718	80,263	1.3	123	257
Closed end, second liens	5,318	1,706	7,024	0.1	190	28
Total	$577,108	$657,707	$1,234,815	20.2%	$43	13,537
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.

The following table summarizes our loan commitments by industry for our commercial and industrial loan portfolio as of September 30, 2025:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments (1)	Total Outstanding Balance & Available Commitment (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX C&I loans
Capital call lines	$177,530	$488,755	$666,285	10.9%	$1,467	121
Retail and other loans	22,710	22,955	45,665	0.7	8	2,701
Community bank C&I loans
Construction/Contractor services	33,285	31,091	64,376	1.1	173	192
Financial institutions	71,518	—	71,518	1.2	3,973	18
Medical / Dental / Other care	5,482	3,327	8,809	0.1	498	11
Manufacturing	4,671	4,214	8,885	0.1	126	37
Groups < 0.20% of total	55,891	24,098	79,989	1.3	236	237
Total	$371,087	$574,440	$945,527	15.4%	$112	3,317
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table details our community bank loan commitments by category for our construction, land and land development loan portfolio as of September 30, 2025:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitment	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
Community bank construction, land and land development loans
Commercial construction	$124,240	$65,052	$189,292	3.1%	$7,765	16
Residential construction	35,929	29,207	65,136	1.1	1,996	18
Developed land loans	22,756	420	23,176	0.4	1,264	18
Undeveloped land loans	20,584	174	20,758	0.3	1,372	15
Land development	14,552	12,085	26,637	0.4	1,455	10
Total	$218,061	$106,938	$324,999	5.3%	$2,832	77

Nonperforming Assets
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by applicable regulations. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. Installment (closed end) consumer loans and revolving (open-ended loans, such as credit cards) originated through CCBX partners typically continue to accrue interest until they are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards). These consumer loans are reported out as substandard loans, 90+ days past due and still accruing. As a result of the type of loans (primarily consumer loans) originated through our CCBX partners, we anticipate that balances 90 days past due or more and still accruing will increase as those loans grow. Additionally, some CCBX partners have instituted a collection practice that places certain loans on nonaccrual status to improve collectability. As of September 30, 2025, $18.9 million in CCBX nonaccrual loans were less than 90 days past due.
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

We had $59.8 million in nonperforming assets as of September 30, 2025, compared to $62.7 million as of December 31, 2024. This includes $32.9 million in CCBX loans more than 90 days past due and still accruing interest as of September 30, 2025, compared to $43.1 million at December 31, 2024. All of our nonperforming assets were nonperforming loans as of September 30, 2025 and December 31, 2024. Our accruing loans past due 90 days or more decreased $10.2 million and was partially offset by an increase of $3.2 million in CCBX nonaccrual loans primarily as a result of a new collection practice employed by certain CCBX partners that places specific loans on nonaccrual status to enhance collectability, $18.9 million of these loans are less than 90 days past due as of September 30, 2025. Additionally, there was an increase in community bank nonaccrual loans of $4.1 million during the nine months ended September 30, 2025. Our nonperforming loans to loans receivable ratio was 1.61% at September 30, 2025, compared to 1.80% at December 31, 2024.
Our community bank credit quality remains strong, as demonstrated by the low level of community bank nonperforming loans to total loans receivable of 0.11% as of September 30, 2025. CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses, when accruing consumer loans originated through CCBX partners are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards). CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio.

The following table presents information regarding nonperforming assets at the dates indicated:

(dollars in thousands; unaudited)	September 30, 2025	December 31, 2024
Nonaccrual loans:
Commercial and industrial loans	$2,297	$334
Real estate loans:
Construction, land and land development	1,697	—
Commercial real estate	348	—
Consumer and other loans:
Credit cards	19,677	10,262
Other consumer and other loans	2,820	8,967
Total nonaccrual loans	26,839	19,563
Accruing loans past due 90 days or more:
Commercial & industrial loans	910	1,006
Real estate loans:
Residential real estate loans	1,575	2,608
Consumer and other loans:
Credit cards	22,626	34,490
Other consumer and other loans	7,813	4,989
Total accruing loans past due 90 days or more	32,924	43,093
Total nonperforming loans	59,763	62,656
Real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$59,763	$62,656
Total nonaccrual loans to loans receivable	0.72%	0.56%
Total nonperforming loans to loans receivable	1.61%	1.80%
Total nonperforming assets to total assets	1.31%	1.52%
The following tables detail nonperforming assets by segment which are included in the total nonperforming assets table above:

Community Bank	As of
(dollars in thousands; unaudited)	September 30, 2025	December 31, 2024
Nonaccrual loans:
Commercial and industrial loans	$2,140	$100
Real estate:
Construction, land and land development	1,697	—
Commercial real estate	348	—
Total nonaccrual loans	4,185	100
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	—	—
Total nonperforming loans	4,185	100
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$4,185	$100
Total nonperforming community bank loans to total loans receivable	0.11%	—%

CCBX	As of
(dollars in thousands; unaudited)	September 30, 2025	December 31, 2024
Nonaccrual loans:
Commercial and industrial loans:
All other commercial & industrial loans	$157	$234
Consumer and other loans:
Credit cards	19,677	10,262
Other consumer and other loans	2,820	8,967
Total nonaccrual loans	22,654	19,463
Accruing loans past due 90 days or more:
Commercial & industrial loans	910	1,006
Real estate loans:
Residential real estate loans	1,575	2,608
Consumer and other loans:
Credit cards	22,626	34,490
Other consumer and other loans	7,813	4,989
Total accruing loans past due 90 days or more	32,924	43,093
Total nonperforming loans	55,578	62,556
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$55,578	$62,556
Total nonperforming CCBX loans to total loans receivable	1.50%	1.79%
As of September 30, 2025, $53.8 million of the $55.6 million in nonperforming CCBX loans were covered by CCBX partner credit enhancements. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses. Under the agreement, the CCBX partner will indemnify or reimburse the Bank for its loss/charge-off on these loans.
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

As of September 30, 2025, the allowance for credit losses totaled $173.8 million, or 4.69% of total loans. As of December 31, 2024, the allowance for credit losses totaled $177.0 million, or 5.08% of total loans.
The decrease in the Company’s allowance for credit losses for the nine months ended September 30, 2025 compared to December 31, 2024, is largely related to improved credit quality decreasing the provision for CCBX partner loans. During the nine months ended September 30, 2025, an $144.4 million provision for credit losses - loans was recorded for CCBX partner loans. The decrease in the allowance is due to an improvement in the performance of the CCBX portfolio and our focus on originating higher quality CCBX loans resulting in lower historical and future projected loss factors. As we continue to originate higher quality loans, these higher quality loans become a greater proportion of the CCBX portfolio, resulting in a decrease in expected losses and a reduced allowance. In general, CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. The factors used in management’s analysis for community bank credit losses indicated that a provision for credit losses - loans of $184,000 was needed for the nine months ended September 30, 2025, largely due to a change in the mix of community bank loans and updated prepayment speeds, offset by a slight increase in economic uncertainty. The macro economic environment is continuously changing, primarily due to the pace of economic growth, inflation, changing interest rates, global trade tensions, the U.S. government shutdown, tariffs, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters, and trade issues that have resulted in economic uncertainty. As described above, CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses.
Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by indemnifying or reimbursing incurred losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for CCBX loans, unfunded commitments, accrued interest receivable on CCBX loans and negative deposit accounts. When the provision for credit losses - loans and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner legal commitment to indemnify or reimburse losses. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner or taken from the partner's cash reserve account. Agreements with our CCBX partners also provide protection to the Bank from fraud by indemnifying or reimbursing incurred fraud losses. BaaS fraud includes noncredit fraud losses on loans and deposits originated through partners. Fraud losses are recorded when incurred as losses in noninterest expense, and the enhancement received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement.
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

The following table presents, as of and for the periods indicated, net charge-off information by segment:

	Three Months Ended
	September 30, 2025			September 30, 2024
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$18	$54,516	$54,534	$398	$52,907	$53,305
Gross recoveries	(19)	(5,270)	(5,289)	(3)	(4,513)	(4,516)
Net charge-offs (recoveries)	$(1)	$49,246	$49,245	$395	$48,394	$48,789
Net charge-offs to average loans (1)	0.00%	11.07%	5.37%	0.08%	12.40%	5.60%
% of CCBX charge-offs covered by credit enhancement		97.9%			97.8%
(1)Annualized calculations shown for periods presented.

	Nine Months Ended
	September 30, 2025			September 30, 2024
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$33	$161,967	$162,000	$415	$167,091	$167,506
Gross recoveries	(28)	(15,214)	(15,242)	(11)	(8,795)	(8,806)
Net charge-offs	$5	$146,753	$146,758	$404	$158,296	$158,700
Net charge-offs to average loans (1)	0.00%	11.58%	5.49%	0.03%	15.17%	6.45%
% of CCBX charge-offs covered by credit enhancement		97.7%			97.2%
(1)Annualized calculations shown for periods presented.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(dollars in thousands; unaudited)	2025	2024	2025	2024
Allowance at beginning of period	$164,794	$148,878	$176,994	$117,381
Provision for credit losses	58,264	71,585	143,577	212,993
Charge-offs:
Commercial and industrial loans	1,641	3,852	5,286	12,419
Residential real estate	1,031	1,290	4,188	3,297
Commercial real estate	—	223	—	223
Consumer and other	51,862	47,940	152,526	151,567
Total charge-offs	54,534	53,305	162,000	167,506
Recoveries:
Commercial and industrial loans	228	432	789	926
Residential real estate	2	3	98	7
Commercial real estate	—	—	4	—
Consumer and other	5,059	4,081	14,351	7,873
Total recoveries	5,289	4,516	15,242	8,806
Net charge-offs	49,245	48,789	146,758	158,700
Allowance at end of period	$173,813	$171,674	$173,813	$171,674
Allowance for credit losses to nonaccrual loans	647.61%	813.39%	647.61%	813.39%
Allowance to nonperforming loans	290.84%	258.66%	290.84%	258.66%
Allowance to loans receivable	4.69%	5.03%	4.69%	5.03%

The allowance for credit losses to nonaccrual loans ratio decreased as of September 30, 2025, compared to September 30, 2024, primarily as a result of an increase in nonaccrual loans of $5.7 million, largely due to an increase in CCBX nonaccrual loans as a result of a new collection practice that certain CCBX partners employ that places specific loans on nonaccrual status to enhance collectability, combined with a $3.1 million increase in nonaccrual community bank loans. The allowance for credit losses decreased $3.2 million as of September 30, 2025 compared to December 31, 2024 largely due to lower loss historical rates and a change in loan mix. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses. CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio. Net charge-offs on CCBX loans for the nine months ended September 30, 2025 that were covered by credit enhancements were $48.2 million. At September 30, 2025, the allowance for credit losses for CCBX partner loans totaled $155.5 million, compared to $158.1 million at December 31, 2024.
The following table presents the loans receivable and allowance for credit losses by segment for the periods indicated:

	As of September 30, 2025			As of December 31, 2024
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Loans receivable	$1,899,673	$1,804,175	$3,703,848	$1,882,988	$1,603,577	$3,486,565
Allowance for credit losses	(18,354)	(155,459)	(173,813)	(18,924)	(158,070)	(176,994)
Allowance for credit losses to total loans receivable	0.97%	8.62%	4.69%	1.00%	9.86%	5.08%
Although we believe that we have established our allowance for credit losses in accordance with GAAP and that the allowance for credit losses was adequate to provide for expected losses in the portfolio at all times shown above, future provisions for credit losses will be subject to ongoing evaluations of the risks in our loan portfolio. We continue to have a low level of community bank charge-offs and nonperforming loans, however, the macro economic environment is continuously changing, primarily due to the pace of economic growth, inflation, changing interest rates, global trade tensions, the U.S. government shutdown, tariffs, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters, and trade issues that have resulted in economic uncertainty. If economic conditions worsen then Washington state and Puget Sound region may experience a more severe economic downturn, and our asset quality could deteriorate, which may require material additional provisions for credit losses.
Securities
We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits, for CRA purposes or other business purposes. At September 30, 2025, our securities portfolio was invested in U.S. Agency collateralized mortgage obligations and U.S. Agency residential mortgage-backed securities for Community Reinvestment Act ("CRA") purposes. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At September 30, 2025, our loan-to-deposit ratio was 94.3%, due primarily to our growth in both loans and deposits. When our securities portfolio represents less than 5% of assets we focus on liquid securities. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we may invest excess funds to provide a higher return.
As of September 30, 2025, the amortized cost of our investment securities totaled $43.9 million, a decrease of $3.4 million, or 7.1%, compared to $47.3 million as of December 31, 2024. The decrease in the securities portfolio was due to principal paydowns during the nine months ended September 30, 2025.
Our investment portfolio consists of only $31,000 in securities classified as available-for-sale ("AFS") and $43.9 million in held-to-maturity securities for CRA purposes. The carrying values of our investment securities classified as AFS are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. As of September 30, 2025 our AFS portfolio had an unrealized loss of $1,000 compared to an unrealized loss of $2,000 as of December 31, 2024.
The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of September 30, 2025		As of December 31, 2024
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. Agency collateralized mortgage obligations	32	31	37	35
Total available-for-sale securities	32	31	37	35
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	43,911	44,324	47,286	46,705
Total held-to-maturity securities	43,911	44,324	47,286	46,705
Total investment securities	$43,943	$44,355	$47,323	$46,740
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
•The Company had a $1.8 million and $2.2 million equity interest in a specialized bank technology company as of the quarters ended September 30, 2025, and September 30, 2024, respectively.
•The Company had a $350,000 equity interest in a technology company as of the quarters ended September 30, 2025, and September 30, 2024.

•The Company had a $42,000 and $47,000 equity interest in a technology company as of the quarters ended September 30, 2025, and September 30, 2024, respectively.
The following table shows the activity in equity investments without a readily determinable fair value for the dates shown:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands; unaudited)	2025	2024	2025	2024
Carrying value, beginning of period	$2,176	$2,622	$2,619	$2,622
Purchases	—	—	—	—
Observable price change	(5)	(3)	(448)	(3)
Carrying value, end of period	$2,171	$2,619	$2,171	$2,619
We invest in investment funds that are accelerating technology adoption by banks. These equity investments are held at fair value as reported by the funds. During the nine months ended September 30, 2025, we had a net capital investment of $503,000 with investment funds designed to help accelerate technology adoption at banks, and recognized net earnings of $23,000, resulting in an equity interest of $1.4 million at September 30, 2025. The Company has committed up to $1.2 million in capital for these investment funds, however, the Company is not obligated to fund these commitments prior to a capital call.
The following table shows the activity in investment funds for the dates shown:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands; unaudited)	2025	2024	2025	2024
Carrying value, beginning of period	$1,233	$827	$910	$809
Purchases/capital calls/capital returns, net	201	63	503	57
Net change recognized in earnings	2	4	23	28
Carrying value, end of period	$1,436	$894	$1,436	$894
Other Assets
Deferred tax assets, net was zero as we moved to a deferred tax liability, net largely due to the impact of the One Big Beautiful Bill Act ("OBBBA"), which permits the immediate expense of R&D costs for tax purposes. Other assets decreased $5.4 million to $19.0 million as of September 30, 2025, compared to December 31, 2024.
Deposits
We offer a variety of deposit products that have a wide range of interest rates and terms, including demand, money market, savings, and time accounts as well as IntraFi network sweep deposits. Sweep deposits enable us to provide an FDIC insured deposit option to customers that have balances in excess of the FDIC insurance limit. This service trades our customers’ funds as certificates of deposit or interest bearing demand deposits in increments under the FDIC insured amount to other participating financial institutions and in exchange we receive time deposit or interest bearing demand investments from participating financial institutions. We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels (internet and mobile), and personalized service to attract new deposits and retain existing deposits. Sweep deposits allow us to sweep excess deposits off and on our balance and provide additional flexibility in managing our liquidity. Additionally, we offer deposit products through our CCBX segment. CCBX deposits are generally classified as interest bearing demand and money market accounts. CCBX deposit products allow us to offer a broader range of partner specific products, which include products designed to reach specific under-served or under-banked populations served by our CCBX partners.

Total deposits as of September 30, 2025 were $3.97 billion, an increase of $387.2 million, or 10.8%, compared to $3.59 billion as of December 31, 2024. The increase in deposits was largely due to an increase of $310.9 million in CCBX deposits. Core deposits ended the quarter at $3.96 billion compared to $3.12 billion at December 31, 2024. We define core deposits as all deposits except time deposits and brokered deposits. Our cost of deposits was 1.77% for the community bank and 3.90% for CCBX for the three months ended September 30, 2025. Additionally, as of September 30, 2025 there was $672.3 million in CCBX deposits that were transferred off balance sheet for increased FDIC insurance coverage and liquidity purposes.
Included in total deposits is $2.37 billion in CCBX deposits, an increase of $310.9 million, or 15.1%, compared to $2.06 billion as of December 31, 2024. CCBX customer deposit relationships include deposits with CCBX end customers, operating and non-operating deposit accounts. The deposits from our CCBX segment are generally classified as interest bearing demand and money market accounts.
Total noninterest bearing deposits as of September 30, 2025 were $564.4 million, an increase of $36.9 million, or 7.0%, compared to $527.5 million as of December 31, 2024. Noninterest bearing deposits represent 14.2% and 14.7% of total deposits for September 30, 2025 and December 31, 2024, respectively. Community bank noninterest bearing deposits totaled $499.7 million and $471.8 million at September 30, 2025 and December 31, 2024, respectively.
Total interest bearing balances, excluding time deposits, as of September 30, 2025 were $3.39 billion, an increase of $354.7 million, or 11.7%, compared to $3.04 billion as of December 31, 2024. The $354.7 million increase is primarily due to CCBX growth in interest bearing deposits combined with an increase in community bank interest bearing deposits of $52.8 million. Included in total deposits is $466.9 million in IntraFi network interest bearing demand and money market sweep accounts as of September 30, 2025, which provides our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions. The increase in community bank deposits is a result of deposit growth and normal balance fluctuations.
Total time deposit balances as of September 30, 2025 were $13.2 million, a decrease of $4.3 million, or 24.8%, from $17.5 million as of December 31, 2024. The decrease is largely due to our focus on core deposits and letting higher rate time deposits run off as they mature. We have seen competitors increase rates on time deposits, and have not globally matched their rates in response as we focus on growing and retaining less costly core deposits.
The following table sets forth deposit balances at the dates indicated:

	As of September 30, 2025		As of December 31, 2024
(dollars in thousands; unaudited)	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
Demand, noninterest bearing	$564,403	14.2%	$527,524	14.7%
Interest bearing demand and money market	3,326,042	83.8	2,529,084	70.5
Savings	68,915	1.7	66,826	1.9
Total core deposits	3,959,360	99.7	3,123,434	87.1
Other deposits	1	—	444,351	12.4
Time deposits less than $100,000	4,834	0.1	5,920	0.2
Time deposits $100,000 and over	8,368	0.2	11,627	0.3
Total	$3,972,563	100.0%	$3,585,332	100.0%
Cost of deposits (1)	3.04%		3.21%
(1)Cost of deposits is annualized for the three months ended for each period presented.

The following tables detail the deposits for the segments which are included in the total deposit portfolio table above:

Community Bank	As of
	September 30, 2025		December 31, 2024
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$499,722	31.3%	$471,838	31.0%
Interest bearing demand and money market	1,025,929	64.2	570,625	37.5
Savings	58,747	3.7	61,116	4.0
Total core deposits	1,584,398	99.2	1,103,579	72.5
Other deposits	1	0.0	400,118	26.3
Time deposits less than $100,000	4,834	0.3	5,920	0.4
Time deposits $100,000 and over	8,368	0.5	11,627	0.8
Total Community Bank deposits	$1,597,601	100.0%	$1,521,244	100.0%
Cost of deposits(1)	1.77%		1.86%
(1)Cost of deposits is annualized for the three months ended for each period presented.

CCBX	As of
	September 30, 2025		December 31, 2024
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$64,681	2.7%	$55,686	2.7%
Interest bearing demand and money market	2,300,113	96.8	1,958,459	94.9
Savings	10,168	0.4	5,710	0.3
Total core deposits	2,374,962	100.0	2,019,855	97.9
Other deposits	—	—	44,233	2.1
Total CCBX deposits	$2,374,962	100.0%	$2,064,088	100.0%
Cost of deposits (1)	3.90%		4.19%
(1)Cost of deposits is annualized for the three months ended for each period presented.
The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

(dollars in thousands; unaudited)	As of September 30, 2025	As of December 31, 2024
Maturity Period:
Three months or less	$3,630	$3,381
Over three through six months	1,541	2,857
Over six through twelve months	1,709	3,473
Over twelve months	1,488	1,916
Total	$8,368	$11,627
Weighted average maturity (in years)	0.73	0.73
Average deposits for the three months ended September 30, 2025 were $3.97 billion, an increase of 11.8% compared to $3.55 billion for the three months ended September 30, 2024. The increase in average deposits was primarily in interest bearing deposits. We expect deposits to increase with continued growth in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by branch managers, treasury service personnel and lenders.

The average rate paid on total deposits was 3.04% for the three months ended September 30, 2025, compared to 3.59% for the three months ended September 30, 2024. The average rate paid on interest bearing demand and money market accounts decreased 0.85% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The average rate paid on other deposits decreased 0.36% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The average rate paid on time deposits of less than $100,000 decreased 0.04% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The average rate paid on time deposits greater than $100,000 decreased 0.14% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The average rate paid on savings increased 1.13% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 as a result of an increase in CCBX savings deposit products. The overall lower average rate of 3.04% paid on interest bearing accounts in the three months ended September 30, 2025 compared to 3.59% for the three months ended September 30, 2024 is due to lower interest rates.
The average rate paid on total deposits was 3.07% for the nine months ended September 30, 2025, compared to 3.55% for the nine months ended September 30, 2024. The average rate paid on interest bearing demand and money market accounts decreased 0.83% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The average rate paid on other deposits increased 0.31% for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The average rate paid on time deposits of less than $100,000 increased 0.11% for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The average rate paid on time deposits greater than $100,000 increased 0.59% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The average rate paid on savings was 1.12% for the nine months ended September 30, 2025, compared to 0.40% for the nine months ended September 30, 2024 as a result of CCBX savings deposit products. The overall lower average rate paid on interest bearing accounts in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is due to a lower interest rate environment.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
(dollars in thousands; unaudited)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)
Demand, noninterest bearing	$577,820	0.00%	$588,178	0.00%	$561,384	0.00%	$589,506	0.00%
Interest bearing demand and money market	3,290,100	3.63	2,512,686	4.48	3,191,842	3.67	2,412,176	4.49
Savings	90,931	1.54	68,070	0.41	85,834	1.12	71,192	0.40
Other deposits	110	3.61	370,136	3.97	18,511	4.12	351,186	3.82
Time deposits less than $100,000	5,034	0.71	6,399	0.75	5,373	0.75	6,963	0.63
Time deposits $100,000 and over	8,489	1.45	9,236	1.59	9,483	1.78	8,903	1.19
Total deposits	$3,972,484	3.04%	$3,554,705	3.59%	$3,872,427	3.07%	$3,439,926	3.55%
(1)Annualized calculations shown for periods presented.
The ratio of average noninterest bearing deposits to average total deposits for the nine months ended September 30, 2025 was 14.5% compared to 16.5% nine months ended September 30, 2024.
Uninsured Deposits
The FDIC insures our deposits up to $250,000 per depositor, per insured bank for each account ownership category. Deposits that exceed insurance limits are uninsured. At September 30, 2025, deposits totaled $3.97 billion, of which total estimated uninsured deposits were $617.9 million, or 15.6% of total deposits, compared to $543.0 million, or 15.1% of total deposits as of December 31, 2024. The Bank is using sweep deposits to provide our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.

Estimated uninsured time deposits totaled $1.5 million as of September 30, 2025. The table below shows the estimated uninsured time deposits, by account, for the maturity periods indicated:

(dollars in thousands; unaudited)	As of September 30, 2025
Maturity Period:
Three months or less	$886
Over three through six months	403
Over six through twelve months	20
Over twelve months	224
Total	$1,533
Borrowings
We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of September 30, 2025 and September 30, 2024, total borrowing capacity of $458.1 million and $477.0 million, respectively, was available under this arrangement. As of September 30, 2025 and 2024, Federal Reserve advances totaled zero. Additional loans were pledged in 2023 to significantly increase the borrowing capacity of the Bank in the event of a liquidity crisis.
Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of September 30, 2025 and September 30, 2024, we had borrowing capacity of $199.0 million and $179.3 million, respectively, with the FHLB. As of September 30, 2025 and 2024, FHLB advances totaled zero.
Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I (the “Trust”), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. Prior to June 30, 2023, the debentures bore interest at a rate per annum equal to the three-month LIBOR plus 2.10%. Beginning with rate adjustments subsequent to June 30, 2023, the rate is based off three-month CME Term SOFR plus a spread adjustment of 0.26% and margin of 2.10%. The effective rate as of September 30, 2025 and December 31, 2024 was 6.39% and 6.72%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture, subject to Federal Reserve approval. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.
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

Other Liabilities
Deferred tax liability, net increased to $799,000 from a net deferred asset as of September 30, 2025, largely due to the impact of the OBBBA, which permits the immediate expense of R&D costs for tax purposes.
Liquidity and Capital Resources
Liquidity Management
Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, and operational, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity management. Deposits obtained through our CCBX segment are a significant source of liquidity for us. If a relationship with a large CCBX partner terminates, the exit of those deposits could have an adverse impact on liquidity. Partner program agreements govern the relationship and are valid for a given period of time. Prior to exiting, the partner would need to provide us adequate notice as stipulated in the agreement that they were not going to renew the program agreement and intend to move the deposits. The movement to an alternate BaaS provider is cumbersome and would be over a period of time, which would allow us the opportunity to put alternate liquidity in place; those options are more fully discussed below. As of September 30, 2025, we have two partners with deposits that are in excess of 10% of total deposits and represent 44% of total deposits.
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
Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available-for-sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail, commercial, and BaaS deposits, advances from the FHLB and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve discount window, draws on established federal funds lines from unaffiliated commercial banks, funds from online rate services, brokered deposits, a one-way buy through an ICS account, and the issuance of debt or equity securities. We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary and are closely monitoring liquidity in this uncertain economic environment.

The Company has pledged loans and securities totaling $976.5 million and $957.9 million at September 30, 2025 and December 31, 2024, respectively, for borrowing lines at the FHLB and FRB. The Bank had the ability and capacity to borrow up to $657.1 million from FHLB and the FRB discount window at September 30, 2025. There were no borrowings taken for funding under these facilities during the twelve-months ended September 30, 2025 so the Bank has the maximum borrowing capacity in the event of a liquidity emergency.
The Bank’s current liquidity position is supported by liquid assets (cash and investments on the balance sheet), liabilities (capacity to borrow funds the same day), low levels of uninsured deposits ($617.9 million, or only 15.6% of total deposits, at September 30, 2025) and alternative sources of funds including the capacity to borrow up to $657.1 million from FHLB, the FRB discount window, on a same day basis and a $50.0 million line of credit with a banker’s bank. Cash on the balance sheet and borrowing capacity totaled $1.35 billion and represented 34.0% of total deposits and significantly exceeded the $617.9 million in uninsured deposits as of September 30, 2025. The board of directors and management is cognizant of the risk of uninsured deposits and has used fully insured IntraFi Network reciprocal deposits to reduce uninsured deposit. Fully insured IntraFi network reciprocal deposits totaled $466.9 million and $414.0 million at September 30, 2025 and December 31, 2024, respectively. Uninsured deposits totaled $617.9 million at September 30, 2025 and totaled $543.0 million at December 31, 2024.
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
For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs and targets a minimum liquidity ratio of 15%. Both of these minimum liquidity levels are on-balance sheet sources. Per policy and the Bank’s liquidity contingency plan, in event of a liquidity emergency the Bank can utilize wholesale funds in an amount up to 30% of assets. Since the Bank uses only a small portion of its borrowing or wholesale funding capacity, the Bank has access to borrow substantial funds and in excess of 15% of deposits if needed in a liquidity emergency.
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
As of September 30, 2025, and December 31, 2024, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized" for purposes of the Federal Reserve's prompt corrective action regulations. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on our level of earnings; however, the capital raise completed in December 2024 strengthened our regulatory capital levels. We expect to monitor and control growth in order to remain in compliance with all regulatory capital standards applicable to us. In addition, the Company maintains an effective registration statement on Form S-3 with the Securities and Exchange Commission which allows the Company to raise additional capital in an amount up to $102.0 million. The Company raised $98.0 million in December 2024 and $34.5 million in December 2021. The Company, through a private placement, raised $25.0 million in subordinated debt in 2021 and repaid $10.0 million of subordinated debt with the proceeds and used the remainder for general corporate purposes. On November 1, 2022 the Company, through a private placement, raised $20.0 million of subordinated debt with the proceeds to be used for general corporate purposes. The Company contributed $15.0 million of the capital raised to the Bank in March 2023.
The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes(1)		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
(dollars in thousands; unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Tier 1 Leverage Capital (to average assets)
Company	$478,771	10.54%	$181,640	4.00%	N/A	N/A
Bank Only	476,178	10.49%	181,497	4.00%	226,871	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	475,271	12.33%	173,447	4.50%	N/A	N/A
Bank Only	476,178	12.37%	173,184	4.50%	250,154	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	478,771	12.42%	231,263	6.00%	N/A	N/A
Bank Only	476,178	12.37%	230,912	6.00%	307,882	8.00%
Total Capital (to risk-weighted assets)
Company	573,546	14.88%	308,350	8.00%	N/A	N/A
Bank Only	525,881	13.66%	307,882	8.00%	384,853	10.00%
December 31, 2024
Tier 1 Leverage Capital (to average assets)
Company	$442,193	10.78%	$164,052	4.00%	N/A	N/A
Bank Only	436,116	10.64%	163,919	4.00%	204,899	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	438,693	12.04%	163,952	4.50%	N/A	N/A
Bank Only	436,116	11.99%	163,717	4.50%	236,480	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	442,193	12.14%	218,602	6.00%	N/A	N/A
Bank Only	436,116	11.99%	218,289	6.00%	291,052	8.00%
Total Capital (to risk-weighted assets)
Company	534,390	14.67%	291,470	8.00%	N/A	N/A
Bank Only	483,247	13.28%	291,052	8.00%	363,816	10.00%
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

Material Cash Requirements and Capital Resources
The following table provides the material cash requirements from known contractual and other obligations as of September 30, 2025:

		Payments Due by Period
(dollars in thousands; unaudited)	Total	Less than 1 Year	Over 1 year	Other (1)
Cash requirements
Time Deposits	$13,202	$10,627	$2,575	$—
Subordinated notes	45,000	—	45,000	—
Junior subordinated debentures	3,609	—	3,609	—
Deferred compensation plans	323	78	245	—
Operating and finance leases	5,760	1,113	4,647	—
Non-maturity deposits	3,959,360	—	—	3,959,360
Equity investment commitment	1,215	1,215	—	—
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
In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheet.
Our commitments associated with outstanding commitments to extend credit and standby and commercial letters of credit are summarized in the following table. Since commitments associated with commitments to extend credit and letters of credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.
As of September 30, 2025 we had $2.41 billion in commitments to extend credit, compared to $1.96 billion as of December 31, 2024. The $448.2 million increase is largely attributed to a $285.2 million increase in credit cards, related to CCBX loans, a $158.2 million increase in residential real estate commitments, related to CCBX loans, an increase of $26.7 million in consumer and other loan commitments, related to CCBX consumer loans, and a $40.9 million increase in commercial construction loans, partially offset by a $62.2 million decrease in commercial and industrial capital call line commitments.

The following table presents commitments associated with outstanding commitments to extend credit, standby and commercial letters of credit and equity investment commitments as of the periods indicated:

(dollars in thousands; unaudited)	As of September 30, 2025	As of December 31, 2024
Commitments to extend credit:
Commercial and industrial loans	$85,686	$94,589
Commercial and industrial loans - capital call lines	488,755	550,948
Construction – commercial real estate loans	77,731	36,873
Construction – residential real estate loans	29,207	10,929
Residential real estate loans	657,707	499,516
Commercial real estate loans	24,351	34,222
Credit cards	1,002,383	717,198
Consumer and other loans	45,236	18,553
Total commitments to extend credit	$2,411,056	$1,962,828
Standby letters of credit	$1,042	$1,042
Equity investment commitment	$1,215	$480
We have portfolio limits with each of our partners to manage loan concentration risk, liquidity risk, and counter-party partner risk. For example, as of September 30, 2025, capital call lines outstanding balance totaled $177.5 million, and while commitments totaled $488.8 million the commitments are cancelable, and are also limited to a maximum of $350.0 million by agreement with the partner. These limits allow us to manage portfolio concentrations with partners and by loan type.
The following table shows the CCBX maximum portfolio sizes by loan category as of September 30, 2025.

		As of September 30, 2025	As of December 31, 2024
(dollars in thousands; unaudited)	Type of Lending	Maximum Portfolio Size		Increase/(decrease)
Commercial and industrial loans:
Capital call lines	Business - Venture Capital	$350,000	$350,000	$—
All other commercial & industrial loans	Business - Small Business	518,406	480,069	38,337
Real estate loans:
Home equity lines of credit	Home Equity - Secured Credit Cards	400,000	375,000	25,000
Consumer and other loans:
Credit cards	Credit Cards - Primarily Consumer	825,000	820,000	5,000
Installment loans	Consumer	1,964,713	1,774,533	190,180
Other consumer and other loans	Consumer - Secured Credit Builder & Unsecured consumer	236,881	5,398	231,483
		$4,295,000	$3,805,000	$490,000
Total Existing Portfolio Size		$1,804,176	$1,603,577	$200,599
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer. As of September 30, 2025, $1.55 billion in commitments to extend credit are unconditionally cancelable, compared to $1.30 billion at December 31, 2024. The increase in unconditionally cancelable commitments is attributed to growth and a change in the mix of the CCBX loan portfolio. Commitments that are unconditionally cancelable allow us to better manage loan growth, credit concentrations and liquidity. We also limit CCBX partners to a maximum aggregate customer loan balance originated and held on our balance sheet, as shown in the table above.
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
Selected Financial Data
The following table shows the Company’s key performance ratios for the periods indicated.

	Three Months Ended					Nine Months Ended
(unaudited)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	September 30, 2025	September 30, 2024

Return on average assets (1)	1.19%	0.99%	0.93%	1.30%	1.34%	1.04%	1.10%
Return on average equity (1)	11.52%	9.72%	8.91%	14.90%	16.67%	10.08%	13.80%
Yield on earnings assets (1)	9.80%	9.92%	10.32%	10.24%	10.79%	10.01%	10.50%
Yield on loans receivable (1)	10.95%	11.11%	11.33%	11.12%	11.44%	11.13%	11.23%
Cost of funds (1)	3.07%	3.13%	3.11%	3.24%	3.62%	3.10%	3.58%
Cost of deposits (1)	3.04%	3.10%	3.08%	3.21%	3.59%	3.07%	3.55%
Net interest margin (1)	7.00%	7.06%	7.48%	7.23%	7.42%	7.17%	7.16%
Noninterest expense to average assets (1)	6.13%	6.52%	6.87%	6.54%	6.42%	6.50%	6.19%
Noninterest income to average assets (1)	5.83%	3.82%	6.06%	7.19%	7.85%	5.23%	8.10%
Efficiency ratio	48.50%	60.98%	51.59%	46.02%	42.65%	53.26%	41.15%
Loans receivable to deposits (2)	94.32%	92.01%	93.89%	97.82%	94.33%	94.32%	94.33%
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

CCBX – BaaS Reporting Information
During the three and nine months ended September 30, 2025, $55.4 million and $70.1 million, respectively, were recognized in noninterest income BaaS credit enhancements related to the establishment of a credit enhancement asset for credit losses indemnified by our strategic partners and reserved for unfunded commitments for CCBX partner loans and deposits. Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by indemnifying or reimbursing incurred losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans, unfunded commitments, negative deposit accounts and accrued interest receivable for CCBX loans. When the provision for credit losses - loans and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner legal commitment to indemnify or reimburse losses over the life of the loans. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner or taken from the partner's cash reserve account. Agreements with our CCBX partners also provide protection to the Bank from fraud by indemnifying or reimbursing incurred fraud losses. BaaS fraud includes noncredit fraud losses on loans and deposits originated through partners. Fraud losses are recorded when incurred as losses in noninterest expense, and the enhancement received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. CCBX partners bear most of the responsibility for credit and fraud losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio. Many CCBX partners also pledge a cash reserve account at the Bank which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by indemnifying or reimbursing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligation then the Bank would be exposed to additional loan and deposit losses if the cash flows on the loans were not sufficient to fund the reimbursement of loan losses, as a result of this counterparty risk. If a CCBX partner does not replenish their cash reserve account the Bank may consider an alternative plan for funding the cash reserve. This may involve the possibility of adjusting the funding amounts or timelines to better align with the partner's specific situation. If a mutually agreeable funding plan is not achieved then the Bank could declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. The Bank would evaluate any remaining credit enhancement asset from the CCBX partner in the event the partner failed to determine if a write-off is appropriate. If a write-off occurs the Bank would retain the full yield and any fee income on the loan portfolio going forward, and our BaaS loan expense would decrease once default occurred and payments to the CCBX partner were stopped.
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
The following table illustrates how CCBX partner loan income and expenses are recorded in the financial statements:

Loan income and related loan expense	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
BaaS loan interest income	$69,643	$67,778	$205,762	$183,754
Less: BaaS loan expense	32,840	32,698	97,830	87,816
Net BaaS loan income (2)	36,803	35,080	107,932	95,938
Net BaaS loan income divided by average BaaS loans (1)(2)	8.27%	8.99%	8.51%	9.19%
Yield on loans (1)	15.65%	17.37%	16.23%	17.61%
(1)Annualized calculations shown for periods presented.
(2)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
The increased activity of CCBX partners has resulted in increases in program fees and interest for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. The following tables are a summary of the direct fees, expenses and interest components of BaaS for the periods indicated and are not inclusive of all income and expense related to BaaS.

Interest income	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Loan interest income	$69,643	$67,778	$205,762	$183,754
Total BaaS interest income	$69,643	$67,778	$205,762	$183,754

Interest expense	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
BaaS interest expense	$23,330	$24,819	$68,528	$71,792
Total BaaS interest expense	$23,330	$24,819	$68,528	$71,792

	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
BaaS program income:
Servicing and other BaaS fees	$1,264	$1,044	$4,222	$3,700
Transaction and interchange fees	4,878	3,549	13,820	9,144
Reimbursement of expenses	1,412	565	3,084	1,677
Total BaaS program income	7,554	5,158	21,126	14,521
BaaS indemnification income:
BaaS credit enhancements	55,412	70,108	140,328	210,742
BaaS fraud enhancements	2,127	2,084	6,924	4,791
BaaS indemnification income	57,539	72,192	147,252	215,533
Total noninterest BaaS income	$65,093	$77,350	$168,378	$230,054
Servicing and other BaaS fees increased $220,000 and $522,000, respectively, in the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, while transaction and interchange fees increased $1.3 million and $4.7 million, respectively, in the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. Transaction and interchange fees for the nine months ended September 30, 2025 includes $504,000 in nonrecurring revenue, recorded during the second quarter of 2025. We expect servicing and other BaaS fees to decrease and transaction and interchange fees to increase as partner activity grows and contracted minimum fees are replaced with recurring fees, which exceed those minimum fees. Additionally, we expect reimbursement of expenses to increase as we continue to bill partners for incurred expenses.

	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
BaaS loan and fraud expense:
BaaS loan expense	$32,840	$32,698	$97,830	$87,816
BaaS fraud expense	2,127	2,084	6,924	4,791
Total BaaS loan and fraud expense	$34,967	$34,782	$104,754	$92,607
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
Reconciliations of the GAAP and non-GAAP measures are presented in the following table.

	As of and for the Three Months Ended		As of and for the Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net BaaS loan income divided by average CCBX loans:
CCBX loan yield (GAAP)(1)	15.65%	17.37%	16.23%	17.61%
Total average CCBX loans receivable	$1,764,957	$1,552,443	$1,695,006	$1,394,127
Interest and earned fee income on CCBX loans (GAAP)	69,643	67,778	205,762	183,754
BaaS loan expense	(32,840)	(32,698)	(97,830)	(87,816)
Net BaaS loan income	$36,803	$35,080	$107,932	$95,938
Net BaaS loan income divided by average CCBX loans (1)	8.27%	8.99%	8.51%	9.19%

CCBX net interest margin, net of BaaS loan expense:
CCBX net interest margin (1)	8.88%	9.65%	9.11%	9.20%
CCBX earning assets	2,372,857	2,048,918	2,318,146	1,962,338
Net interest income (GAAP)	53,081	49,723	157,912	135,176
Less: BaaS loan expense	(32,840)	(32,698)	(97,830)	(87,816)
Net interest income, net of BaaS loan expense	$20,241	$17,025	$60,082	$47,360
CCBX net interest margin, net of BaaS loan expense (1)	3.38%	3.31%	3.47%	3.22%
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
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decrease in current fair market values. Our objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. The FOMC raised interest rates 0.25% in mid-March 2022, 1.25% in the second quarter of 2022, 1.50% in the third quarter of 2022, 1.25% in the fourth quarter of 2022, 0.50% in the first quarter 2023, and 0.25% in the second quarter 2023 and 0.25% in the third quarter of 2023. During the third quarter 2024, the FOMC lowered interest rates, for the first time since 2023, by 0.50% resulting with a Fed Funds target rate of 5.00%. After both the November 7th and December 18th FOMC meeting, the Fed Funds target rate was lowered by 0.25%, resulting in the top end of the Fed Funds target rate to be at 4.50%. After no changes were made to the Fed Funds target rate during the first or second quarter of 2025, the FOMC lowered the target range by 0.25% at the September 16, 2025 meeting, with the top end of the target range now at 4.25% as of September 30, 2025. Subsequent to quarter end the FOMC again lowered the target range by 0.25% at the October 29, 2025 meeting, bringing the top end of the target range to 4.00 as of the filing date of this report. The timing and magnitude of any future and potential rate changes, expected to be further rate cuts, remains uncertain but will likely be closely tied to future inflationary trends. The impact of this and any future increases or decreases will impact financial results.
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
The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

(unaudited)
Change in Market Interest Rates	Twelve Month Projection As of September 30, 2025	Twelve Month Projection As of December 31, 2024
Static Balance Sheet and Rate Shifts
+400 basis points	(4.2)%	(8.0)%
+300 basis points	(3.4)%	(5.9)%
+200 basis points	(2.2)%	(3.9)%
+100 basis points	(1.1)%	(1.9)%
-100 basis points	0.9%	1.8%
-200 basis points	1.8%	3.4%
-300 basis points	2.7%	4.8%
-400 basis points	2.1%	5.7%

Dynamic Balance Sheet and Rate Shifts
+400 basis points	(2.2)%	(5.5)%
+300 basis points	(1.9)%	(4.1)%
+200 basis points	(1.2)%	(2.6)%
+100 basis points	(0.6)%	(1.3)%
-100 basis points	0.4%	1.2%
-200 basis points	0.8%	2.2%
-300 basis points	1.2%	3.0%
-400 basis points	0.1%	3.3%

The results illustrate that the Company’s static balance sheet remains liability sensitive, however, the dynamic balance sheet is slightly more neutral to rate shifts. As the Company’s composition has shifted over time due to the growth of the CCBX segment to more variable/adjustable in nature, our interest rate risk profile has been mitigated, reducing variability in both rising and falling rate environments, as the community bank and CCBX segments work to offset one another. The community bank segment remains asset sensitive and generally performs better in an increasing interest rate environment. For the community bank, the drivers are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, offering rates on these community bank deposits change more slowly than changes in short-term market rates. For the CCBX segment, the offering rates on the loan portfolio are modeled using partner contractual net yields which mostly adjust immediately with market shifts. For this CCBX portfolio, the offering rates on approximately 75% of loans and the majority of deposits nearly fully reprice with changes in market rates. During 2023, one of the material CCBX lending partners contractual yields converted to a fixed rate product, continuing to reduce the overall variability in the Company’s balance sheet. As of September 30, 2025, the Company’s overall funding mix continues to be more heavily weighted towards the CCBX deposits which are primarily adjustable rate deposits aiding with the neutrality of the balance sheet and the overall shift to liability sensitive in the static model. The assumptions incorporated into the simulation model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact that fluctuations in market interest rates have on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions, the shape of the interest yield curve, and the application and timing of various assumptions and strategies.
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
Change in Internal Control over Financial Reporting.
Other than the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting occurred during the nine months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.
Item 1A. Risk Factors
For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which are incorporated by reference herein. As of September 30, 2025, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2025.
The Company did not repurchase any of its equity securities during the nine months ended September 30, 2025 and does not have any authorized share repurchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

•On September 15, 2025, Brian Hamilton, CCBX President, adopted a Rule 10b5-1 trading arrangement, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), for the planned sell-to-cover of common stock for tax withholding purposes for any vesting events that occur while this plan is in effect, subject to certain conditions. The arrangement will terminate on the earlier of (a) January 1, 2027, (b) the 2nd business day after Mr. Hamilton, or Broker, notifies the other in writing that it shall terminate, or (c) subject to certain conditions.
•On September 15, 2025, Brian Hamilton, CCBX President, adopted a Rule 10b5-1 trading arrangement, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), for the potential sale of up to 10,079 shares of common stock, subject to certain conditions. The arrangement will terminate on the earlier of (a) January 1, 2027, (b) the 2nd business day after Mr. Hamilton, or Broker, notifies the other in writing that it shall terminate, or (c) subject to certain conditions.

Item 6. Exhibits

10.1+	Employee Agreement by and among Coastal Financial Corporation, Coastal Community Bank, and Brandon Soto dated October 1, 2025.

10.2+	Offer Letter by and among Coastal Financial Corporation, Coastal Community Bank, and Brandon Soto dated September 22, 2025.

10.3+	RSU Award Agreement by and among Coastal Financial Corporation, Coastal Community Bank, and Brandon Soto dated September 22, 2025.

10.4+	PSU Award Agreement by and among Coastal Financial Corporation, Coastal Community Bank, and Brandon Soto dated October 1, 2025.

10.5+	Separation Agreement by and among Coastal Financial Corporation, Coastal Community Bank, and Curt Queyrouze dated September 9, 2025.

10.6+	Separation Agreement by and among Coastal Financial Corporation, Coastal Community Bank, and Andy Stines dated September 29, 2025.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter months ended September 30, 2025, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)
+ Management contract of compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	November 6, 2025	By:	/s/ Eric M. Sprink
Eric M. Sprink
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 6, 2025	By:	/s/ Brandon J. Soto
Brandon J. Soto
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)