Form 10-K
period 2025-12-31
COASTAL FINANCIAL CORP
filed 2026-02-27
CIK 1437958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2025, was $1,255,281,080.
The number of shares of Registrant’s Common Stock outstanding as of February 20, 2026 was 15,208,963.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (this Report on Form 10-K) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. Any statements about our management’s expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Any or all of the forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. The inclusion of or reference to forward-looking information in this Annual Report on Form 10-K should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K;
•changes in business and economic conditions generally and in the financial services industry, nationally and within our market area, particularly in the markets in which we operate and in which our loans are concentrated;
•our expected future financial results;
•the overall health of the local and national real estate market;
•the credit risk associated with our loan portfolio, such as possible additional credit losses and impairment of collectability of loans, specifically with our commercial real estate loans;
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
•the impact of recent and future legislative and regulatory changes and economic stimulus programs and other changes in banking, securities and tax laws and regulations, and their application by our regulators, including as a result of the current administration;
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
•changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs;
•any inability to implement and maintain effective internal control over financial reporting and/or disclosure controls or inability to remediate any material weaknesses in our internal control over financial reporting and/or disclosure controls deemed ineffective; and
•our success at managing the risks involved in the foregoing items.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report on Form 10-K. If one or more events related to these or other risks or uncertainties materialize, and the impact of any material weakness in our internal control over financial reporting identified in connection with the Company described herein, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. You are cautioned not to place undue reliance on forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events except as required by law.
ii

PART I
Item 1.     Business
Our Company
Coastal Financial Corporation (“Company”) is a registered bank holding company, whose wholly owned subsidiaries are Coastal Community Bank (“Bank”) and Arlington Olympic LLC (“LLC”). The Company is a Washington state corporation that was organized in 2003. The Bank was incorporated and commenced operations in 1997 and is a Washington state-chartered commercial bank and Federal Reserve System (“Federal Reserve”) member bank. The LLC was formed in 2019 and owns the Company’s Arlington branch, which the Bank leases from the LLC. Our executive offices are located at 5415 Evergreen Way, Everett, Washington 98203, and our telephone number is (425) 257-9000. Our website addresses are www.coastalbank.com and www.ccbx.com. Information on our website should not be considered a part of this Annual Report on Form 10-K.
We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. Our business is conducted through three reportable segments: the community bank, CCBX and treasury & administration. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows our digital financial service partners to offer their customers banking services. The CCBX segment had 28 partners as of December 31, 2025. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.
As of December 31, 2025, we had total assets of $4.74 billion, total loans receivable of $3.75 billion, total deposits of $4.14 billion and total shareholders’ equity of $491.0 million.
Throughout this Annual Report on Form 10-K, references to “we,” “us” or “our” refer to the Company or the Bank, or both, as the context indicates.
Our Markets
We define our community bank market broadly as the Puget Sound region in the state of Washington, which encompasses King, Kitsap, Pierce, Snohomish, Skagit, Thurston and Island Counties. The Puget Sound region, which comprises over 62% of the population of the state of Washington, and approximately 61% of the number of businesses located therein, has a population of approximately 5.1 million, over 147,000 businesses and $155.2 billion of deposits with us and other banking institutions located in the region.
Our banking operations are primarily focused on serving customers within Snohomish County and other select areas of the Puget Sound region. Our strategy emphasizes relationship-based banking and targeted growth within our core markets, where we seek to serve the needs of commercial and retail customers and attract stable core deposits to support loan growth. We believe our focus on these markets aligns with our operating model and allows us to deploy resources efficiently while maintaining a disciplined approach to growth.
Our CCBX market extends throughout the United States through our digital financial services partners. Our CCBX partners make our banking products and services available to their consumers, partners and workforce through integration with our banking platform. In doing so, our addressable market expands to a broader spectrum of consumers as well as small businesses. Working with our CCBX partners allows us to provide a broader range of services for different demographics through their offerings. Developing the kind of unique offerings to specific under-served or under-banked populations would be difficult for a bank our size, but through our CCBX partnerships we are able to use our banking charter to support this effort in a much broader scope.

As of December 31, 2025, the CCBX segment had a total of 28 relationships as indicated in the chart below, at varying stages, including one signed letter of intent as of December 31, 2025.

Partners		Short Term Lending	Credit Cards	Deposit Accounts	Investing	HSA/FSA	Product Expansion in Progress	New Partner in Current Quarter
upbound	brigit		✓					✓	
	LendingPoint		✓						
	Remitly		✓					✓	
	carta		✓						
	FINSTRO		✓	✓					
	Possible		✓	✓					
snap finance	seen		✓	✓				✓	
	pomelo			✓					
	PROSPER			✓					
	Aven			✓	✓			✓	
	Robinhood	(2)		✓	✓			✓	
	bluevine			✓	✓				
	one		✓	✓	✓			✓	
	GreenFi	(1)			✓				
	EVERGREEN				✓	✓			
	GREENWOOD				✓	✓			
PROGRESSIVE	LEVEL20		✓		✓				
	till				✓				
	Kikoff			✓	✓				
	incomm payments				✓		✓	✓	
	Dave			✓	✓				
	T Mobile				✓				
	Willow AI, Inc				✓				
	ava			✓	✓				
	pliant			✓	✓				
	Avenue	(2)			✓	✓			
	Splitwise				✓				✓
	LOI 1				✓				✓

(1) Acquired GreenFi assets during the quarter ended December 31, 2025
(2) Our partner is a subsidiary of a parent entity with broker-dealer subsidiaries.
Segment Reporting
The Company has three reportable segments: The community bank, CCBX and treasury & administration. The community bank segment includes all community banking activities, with a primary focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. The CCBX segment provides BaaS that allows our digital financial service partners to offer their customers banking services. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments. For more information about each of the Company’s reportable segments, please refer to “Note 21 – Segment Reporting” of the accompanying notes to the consolidated financial statements included elsewhere in this report.
Our Banking Services
Lending Activities
We focus primarily on commercial lending in our community bank and primarily consumer and business lending in CCBX. We offer a variety of loans to business owners, including commercial and industrial loans and commercial real estate loans secured by owner-occupied commercial properties. We also offer non-owner occupied commercial real estate loans, multi-family loans, and construction and development loans to investors and developers. We also offer residential real estate loans and to a lesser extent, consumer loans in the community bank. We offer commercial and consumer loans through CCBX. Our largest CCBX consumer and business loan categories are installment loans and credit cards.
Commercial and Industrial Loans. As of December 31, 2025, we had $454.1 million of commercial and industrial loans, representing 12.1% of total loans. Included in the commercial and industrial loan balance is $224.4 million in community bank loans and $229.6 million in CCBX commercial loans. We make commercial and industrial loans, including term loans, commercial lines of credit, capital call lines, working capital loans, equipment financing, borrowing base loans, Small Business Administration (“SBA”) loans, and other loan products, that are underwritten on the basis of the borrower’s ability to service the debt from income. We take as collateral a lien on general business assets including, among other things, available real estate, accounts receivable, inventory and equipment and generally obtain a personal guaranty from the borrower or principal. Our commercial lines of credit typically have a term of one year and have variable interest rates that adjust monthly based on the prime rate. Other commercial and industrial loans generally have fixed interest rates and terms that typically range from one to five years depending on factors such as the type and size of the loan, the financial strength of the borrower/guarantor and the age, type and value of the collateral. Terms greater than five years may be appropriate in some circumstances, based upon the useful life of the underlying asset being financed or if some form of credit enhancement, such as an SBA guarantee, is obtained.
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
As of December 31, 2025, we held $210.5 million in capital call lines provided to venture capital firms through one of our CCBX partners. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every loan/line. Capital call lines represent 46.4% of total commercial and industrial loans, and are included in CCBX commercial and industrial loans.
As of December 31, 2025, our total commercial SBA portfolio was $1.6 million, net of $1.3 million in loans sold, with $2.9 million guaranteed by the SBA, and included an immaterial amount of Paycheck Protection Program (“PPP”) loans. We participate in the SBA 7(a) program in order to meet the needs of our small business community. As an approved participant in the SBA Preferred Lender’s Program, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA’s 7(a) program provides up to a 75% guaranty for loans greater than $150,000. For loans $150,000 or less, the program provides up to an 85% guaranty. The maximum 7(a) loan amount is $5 million. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting, closing and servicing by the lender. As such, prudent underwriting and closing processes are essential to effective utilization of the 7(a) program. We typically sell in the secondary market the SBA-guaranteed portion (generally 75% of the principal balance) of the SBA loans we originate.
Commercial Real Estate. As of December 31, 2025, we had $1.29 billion of commercial real estate loans, representing 34.2% of total loans. We make commercial mortgage loans collateralized by owner- and non-owner-occupied real estate, as well as multi-family residential loans. Loans secured by owner-occupied real estate totaled $386.9 million and comprised 30.1% of our commercial real estate portfolio at December 31, 2025. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10-to-25 year period with a final maturity and balloon payment at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent Federal Home Loan Bank rates. At December 31, 2025, approximately 32.1% of the commercial real estate loan portfolio consisted of fixed rate loans. Loan amounts generally do not exceed 75% of the lesser of the appraised value or the purchase price.
Commercial real estate lending with respect to non-owner occupied properties typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. We require that our commercial real estate loans to investors be secured by well-managed properties with adequate margins and generally obtain a guaranty from responsible parties. As of December 31, 2025, we held $531.1 million in other non-owner occupied loans, excluding multi-family loans, representing 41.3% of our commercial real estate loans and 14.1% of total loans.
Our multi-family residential loan portfolio is comprised of loans secured by apartment buildings, residential mixed-use buildings and, to a lesser extent, senior living centers. As of December 31, 2025, we had $367.9 million on multi-family residential loans, representing 28.6% of our commercial real estate loans, and 9.8% of total loans.

As of December 31, 2025, we had a total of $829,000, and serviced $908,000 in loans sold to others that are guaranteed by the SBA, in commercial real estate SBA loans. Also included in commercial real estate loans was $93.7 million, representing 7.3% of our commercial real estate loans, and 2.5% of total loans, under the SBA 504 program. Under the SBA 504 program we make loans to small businesses to provide funding for the purchase of real estate and we provide up to 90% financing of the total purchase cost, represented by two loans to the borrower. The first lien loan is generally a long-term, fully amortizing, fixed-rate loan made in the amount of 50% of the total purchase cost. The second lien loan is a short-term, interest only, adjustable rate loan made in the amount of 40% of the total purchase cost, which is generally paid off within three to six months after full receipt of loan proceeds from a certified development corporation that provides long-term financing directly to the borrower.
Construction, Land and Land Development Loans. As of December 31, 2025, we had $222.1 million in construction, land and land development loans, representing 5.9% of total loans. We make loans to established builders to construct residential properties, to developers of commercial real estate investment properties and residential developments and, to a lesser extent, loans to individual clients for construction of single family homes in our market areas. We also make loans for the acquisition of undeveloped land. Construction loans are typically disbursed as construction progresses and carry either fixed or variable interest rates. Our construction and development loans typically have terms that range from six months to two years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Loans are typically structured with an interest only construction period and mature at the completion of construction.
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
Residential Real Estate. As of December 31, 2025, we had $466.4 million in residential real estate loans, representing 12.4% of total loans. Included in the residential real estate balance is $202.3 million in community bank loans and $264.1 million in CCBX loans.
Included in community bank residential real estate loans are one-to-four family loans to investors to finance their rental properties and to business owners to secure their business loans. As of December 31, 2025, residential real estate loans made to investors and business owners totaled $167.3 million, or 35.9% of our residential real estate loans.
The community bank originates one-to-four family adjustable-rate mortgage (“ARM”), loans for our portfolio and operate as a mortgage broker for mortgage lenders we have agreements with for customers who want a 15-year to 30-year, fixed-rate mortgage loan. As of December 31, 2025, the balance of ARM portfolio loans was $36.5 million, or 7.8% of residential real estate loans. Our ARM loans typically do not meet the guidelines for sale in the secondary market due to characteristics of the property, the loan terms or exceptions from agency underwriting guidelines, which enables us to earn a higher interest rate. We also originate home equity lines of credit and home equity term loans for our portfolio. Home equity lines of credit have variable interest rates, while home equity term loans are fixed for up to 5-1/2 years but can be amortized up to a maximum of 180 months with a balloon payment at maturity.
The community bank also purchases residential mortgages originated through other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio, meet certain regulatory requirements and increase our interest income. As of December 31, 2025, we held $4.4 million, representing 0.9% of our residential real estate loans, in purchased residential real estate mortgage loans. Our last purchase of residential mortgages was in 2018. These purchased loans typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards.
CCBX loans totaled $264.1 million, or 56.6% of residential real estate loans, as of December 31, 2025. These loans are home equity line of credits that are accessed through the use of a consumer card. These are first and second lien residential loans and require 18 months of home ownership. Term lengths are up to 30 years and lines range from $50,000 to $400,000. These loans are made through a CCBX partner to our underwriting standards.
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
Consumer and Other Loans. As of December 31, 2025, we had $1.33 billion in total consumer loans, representing 35.4% of total loans. Consumer loans are primarily originated through our CCBX partners. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances, such as a loss of employment, divorce, or unexpected medical costs.
The community bank segment has $14.1 million in consumer loans as of December 31, 2025. We make a variety of consumer loans to individuals, mainly business owners and family of business owners, for personal and household purposes, including automobile, boat and recreational vehicle loans and secured term loans. We also offer personal lines of credit including overdraft protection. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and the value of any available collateral. The terms of consumer loans vary considerably based upon the loan type, nature of collateral and size of the loan.
Through our CCBX segment we had $1.31 billion in consumer and other loans as of December 31, 2025. This includes $691.7 million in other consumer loans, $132.6 million of which are purchased loans secured by consumer term loans, and $622.7 million in credit cards. Our CCBX segment includes cash secured and unsecured consumer loans, loan products designed to help consumers build credit, credit cards and overdrafts. Consumer credit cards are open-ended and have interest rates ranging from a promotional rate of 0.00% to the maximum rate allowable by state. For short-term consumer loans, both secured and unsecured options are available and typically have fully-amortizing terms ranging from two months to six years. Interest rates can be fixed or variable up to the maximum allowable rate by state. CCBX consumer loans are originated and serviced through our CCBX partners to our underwriting standards.
The following chart breaks out our consumer loan portfolio by segment and type of loan as of December 31, 2025. The largest portion of our consumer portfolio is comprised of CCBX installment loans and credit card loans. These loans are further divided to show the total secured and unsecured in each of these categories. The average overall outstanding consumer loan balance is small at $809.

(dollars in thousands)	Outstanding Balance	% of Total Outstanding Balance Consumer Loans	Average Loan Balance	Number of Loans
CCBX consumer loans
Installment loans - cash secured	$162,072	12.2%
Installment loans - unsecured	502,767	37.8
Installment loans - total	664,839	50.0	$0.8	864,638
Credit cards - cash secured	56	0.1
Credit cards - unsecured	622,625	46.9
Credit cards - total	622,681	46.9	1.4	435,236
Lines of credit	10,027	0.8	0.1	89,736
Other loans	16,842	1.3	0.1	252,381
Community bank consumer loans
Lines of credit	140	0.0	4.5	31
Installment loans	3,010	0.2	111.5	27
Other loans	10,922	0.8	28.6	382
Total	$1,328,461	100.0%	$0.8	1,642,431

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
CCBX loans are originated by our CCBX lending partners. Prior to implementation of a new lending product or subsequent to any changes to an existing lending product, the lending partner is required by their Program Agreement to submit all policies, scorecards, and/or lending models to us for review and approval in order to ensure the loans will meet our risk profile prior to origination. Underwriting requirements vary based on products with partners that have higher risk product lines necessitating increased credit enhancements and/or cash reserves. As of December 31, 2025, 98.8% of our CCBX loans are covered by a credit enhancement. Please refer to “Concentrations of Credit Risk” section below for more information on CCBX credit enhancements.
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

Concentrations of Credit Risk
Most of our community bank lending activity is conducted with businesses and individuals in our market area. As of December 31, 2025, approximately 81% of the real estate loans in our community bank loan portfolio (measured by dollar amount) were secured by real estate, or made to borrowers who live or conduct business, in the Puget Sound region. A substantial portion of our loan portfolio consists of commercial and industrial loans and real estate loans secured by commercial real estate properties located in the Puget Sound region, and is dependent upon the economic environment of the Puget Sound region. We have a limited number of loans secured by properties located outside of the Puget Sound region, most of which are made to borrowers who are well-known to us.
CCBX loans receivable totaled $1.81 billion, or 48.1% of total loans receivable, as of December 31, 2025. CCBX loans are originated through our partners and are consistent with our underwriting standards. Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by indemnifying or reimbursing incurred losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans, unfunded commitments and negative deposit accounts. When the provision for credit losses - loans and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner legal commitment to indemnify or reimburse losses. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner or taken from the partners’ cash reserve account. Agreements with our CCBX partners also provide protection to the Bank from fraud by indemnifying or reimbursing incurred fraud losses. BaaS fraud includes noncredit fraud losses on loans and deposits originated through partners. Fraud losses are recorded when incurred as losses in noninterest expense, and the enhancement received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement.
The credit enhancement asset is an amount due from CCBX partners related to losses in the loan portfolio. It is determined by the provision for credit and other losses, such as fraud, and increases due to credit loss recoveries, which is ultimately reduced by reimbursement for incurred losses by partners. Identified below is the portion of incurred losses that are pending settlement with partners as of each period indicated. The CCBX provision for credit losses and CCBX net-charge-offs include partner accounts that are not covered by credit enhancement therefore those items are included on a separate line item to reflect the exclusion from the credit enhancement asset. At December 31, 2025, the Company was responsible for credit losses on approximately 5% of a $321.3 million CCBX loan portfolio, or $22.1 million in loans. The table below shows the activity in the credit enhancement asset for the periods indicated:

	As of or for the Year Ended December 31,
(dollars in thousands)	2025	2024
Credit enhancement at beginning of period	181,890	112,894
CCBX Provision for credit losses - loans	190,035	277,793
CCBX Provision for credit losses - unfunded commitments	2,484	1,187
Credit losses settled with partner during period	(217,132)	(228,537)
Credit recoveries settled with partner during period	20,326	13,027
Net change in pending partner settlements	(827)	5,998
Net (provision) charge-offs without credit enhancement	881	(472)
Credit enhancement at end of period	177,657	181,890

Many CCBX partners also pledge a cash reserve account at the Bank as collateral for loss exposure which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Credit losses and recoveries typically flow through the cash reserve account. These cash reserve accounts are included in total deposits on the balance sheet. Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by indemnifying or reimbursing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligation then the Bank would be exposed to additional loan and deposit losses if the cash flows on the loans were not sufficient to fund the reimbursement of loan losses, largely as a result of this counterparty risk. If a CCBX partner does not replenish its cash reserve account the Bank may consider an alternative plan for funding the cash reserve, such as adjusting the funding amounts or timelines to better align with the partner's specific situation. If a mutually agreeable funding plan is not achieved then the Bank could declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. The Bank would evaluate any remaining credit enhancement asset from the CCBX partner in the event the partner failed to fulfill its obligations and would determine if a write-off is appropriate. If a write-off occurs, the Bank would retain the full yield and any fee income on the loan portfolio going forward, and our BaaS loan expense would decrease once default occurs and payments to the CCBX partner are stopped. For the period ended December 31, 2025, CCBX cash reserve accounts totaled $72.2 million, reflecting the net reserve positions across all partners that have a cash reserve account. Average balance of the cash reserve accounts are not materially different from the period end balance.
Our total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans totaled $1.13 billion and represented 170.9% of the Bank’s total risk-based capital at December 31, 2025. Interagency guidance on commercial real estate concentrations describes sound risk management practices, which include board and management oversight, portfolio management, management information systems, market analysis, portfolio stress testing and sensitivity analysis, credit underwriting standards, and credit risk review functions. We believe that we have adequately implemented these practices in order to monitor concentrations in commercial real estate in our loan portfolio.
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
The Bank’s legal lending limit as of December 31, 2025 on loans to a single borrower was $131.6 million, or 20% of capital and surplus.
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

We solicit deposits through our relationship-driven team of dedicated and accessible bankers and through community-focused marketing. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). We emphasize obtaining deposit relationships at loan origination. Our focus on relationship banking combined with our robust business banking services has led to approximately 80.9% of our community bank loan customers having deposit relationships with us as of December 31, 2025.
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
As of December 31, 2025 $843.6 million in CCBX customer deposits were transferred off our balance sheet for FDIC insurance, liquidity and deposit management purposes. A portion of these deposits may, in accordance with applicable agreements, be transferred back onto our balance sheet for liquidity and funding purposes. FDIC insurance coverage is provided to the end customer account holder for deposit accounts originated through CCBX partners.
CCBX segment (BaaS)
Our CCBX segment provides BaaS, enabling digital financial service providers to offer their clients banking services. The “X” is indicative of the technology services that our partners provide. Our partners make our banking products and services available to their consumers, partners and workforce through integration with our banking platform. In doing so, our addressable market expands to a broader spectrum of consumers as well as small businesses. We had a total of 28 relationships, at varying stages, including one signed letter of intent as of December 31, 2025. We continue to refine the criteria for CCBX partnerships, by focusing on larger, established partners with strong management, customer bases, and finances, while also considering promising smaller partners that fit our approach and terms, and we will continue to exit partnerships where it makes sense for us to do so.
Investments
We are primarily holding the majority of our on-balance sheet liquidity in interest bearing bank deposits to limit our exposure to interest rate and price risk and to provide readily available funds for loan growth. As of December 31, 2025, the fair value of our investment portfolio, which represented 1.0% of assets, totaled $48.7 million and had an average effective yield of 5.38% and an estimated weighted average life of approximately 14.1 years. The primary objectives of the investment portfolio are to provide a source of liquidity and provide collateral that can be readily sold or pledged for public deposits or other business purposes. At December 31, 2025 our securities portfolio was invested in U.S. Agency collateralized mortgage and U.S. Agency residential mortgage-backed securities obligations. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell or pledge investment securities from time to time to adjust our exposure to interest rates or to provide liquidity to meet loan demand.
As of December 31, 2025, we had $2.2 million in equity investments. The equity investments are held at cost minus any impairment until the investment has a determinable value or does not qualify for the measurement election (e.g., if the investment has a readily determinable fair value). We will reassess at each reporting period whether our equity investment without a readily determinable fair value qualifies to be measured at cost minus impairment. These equity investments without a readily determined fair value include:
•a $1.8 million and $2.2 million equity interest in a specialized bank technology company as of December 31, 2025 and December 31, 2024, respectively;
•a $350,000 equity interest in a technology company as of the years ended December 31, 2025 and December 31, 2024; and
•a $42,000 and $47,000 equity interest in a technology company as of the years ended December 31, 2025, and December 31, 2024, respectively.

Additionally, we have invested in technology-focused funds, including those targeting innovation and adoption within the banking industry. These equity investments are held at fair value, as reported by the funds. During the year ended December 31, 2025, the Company contributed $556,000 and recognized a net gain of $34,000, resulting in an equity interest of $1.5 million at December 31, 2025, compared to $910,000 at December 31, 2024. The Company has committed up to $1.1 million in capital for these equity funds, however, we are not obligated to fund these commitments prior to a capital call.
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
Human Capital
As of December 31, 2025, we had 483 full-time equivalent employees, all were located in the United States; however, technology has allowed us to expand our reach to include a larger demographic with more remote employees working outside of our physical locations and throughout the country. We seek to attract, retain and develop the most talented employees possible by promoting a strong, positive culture, maintaining a safe and healthy workplace, emphasizing open communication with management and investing in training and education. In 2025, we had 92 internal promotions. None of our employees are parties to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Culture
We have always led with people, building our Bank on the wide variety of perspectives, knowledge, and experiences of our employees. Our employees utilize their strengths to set the course and are empowered to do the right things for our clients. We strive to create an inclusive workplace so we can build and maintain a high-performing culture where engaged, satisfied employees embody our core values: stay flexible, take care of each other, embrace gray thinking, be relentless, be the best and be un-bankey.
We seek out talent that will be a cultural fit to our core values and have backgrounds that are as varied as the clients we serve in each of our business units.
Pay Equity
We believe our staff should be paid for the roles they fulfill, their experience and how they do their jobs, and our goal is to attract, retain and develop quality talent. To deliver on that commitment, we benchmark and set pay ranges based on banking market data and consider factors such as an employee’s role and experience, the location of their job, and their performance. We also regularly review our compensation practices, both in terms of our overall workforce and individual employees, to ensure our pay is fair and equitable.
Health, Safety and Wellness
We have taken a people-first approach to help our employees manage their work and personal responsibilities, with a strong focus on employee well-being, health and safety. Our human resource team engages the staff in an evolving wellness program designed to enhance physical, financial and mental well-being for all our employees. We encourage healthy lifestyle behaviors through regular communications, educational sessions, voluntary progress tracking of beneficial health changes and wellness challenges.
Community Engagement
We are committed to supporting the communities we serve through donations, sponsorships and employee volunteerism.
As a community-focused bank, we have a unique opportunity to partner with organizations to support and strengthen the communities we serve. In 2025, Coastal Community Bank supported 157 non-profit organizations through donations and event sponsorships.
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
The Employee Giving Fund is supported entirely by donations contributed by employees and directors, enabling donors to pool their donations for the greatest impact in the communities served by the Bank. Employees direct the grants from the fund by serving on the Bank’s fund advisory committee. Since its inception in 2001, the Employee Giving Fund has awarded 478 grants totaling more than $956,000 through the end of 2025. In 2025 the Employee Giving Fund awarded grants in the amount of $63,000 to seven local non-profit organizations.
Volunteering and supporting our communities is an important part of community engagement. We provide 16 hours of paid volunteer hours (for full-time staff) per year to encourage and enable employees to volunteer in their communities. In 2025, employees volunteered 3,703 hours supporting 170 organizations.
Community Impact Grants
As part of its commitment to the Community Reinvestment Act, we are proud to support non-profit organizations working to improve our community. We focus on building long-term relationships with our community partners to make a significant impact in the markets we serve. We are particularly interested in supporting projects and organizations whose primary purpose is to improve and revitalize low- and moderate-income areas or to assist low- and moderate-income persons and families to be better able to take part in the financial opportunities available in their community. In 2025, we awarded impact grants in the amount of $100,000 to 11 local non-profits.
Financial Inclusion
We recognize the need to connect our marginalized communities to financial education and safe, affordable and functional financial services. We do this a number of different ways:
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
Political, economic and industry events and other factors may influence changes to the banking laws, regulations and policies by the U.S. Congress, state legislatures and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance, which sometimes materially changes regulatory expectations. Any change in the statutes, regulations or regulatory policies applicable to us, including changes in their interpretation, expectations or implementation, could have a material effect on our business and operations.
To this end, due to executive orders issued by the President of the United States during the current administration, certain aspects of the supervisory and regulatory environment for banks and bank holding companies continue to evolve. These executive orders require independent agencies, including the Federal Reserve and the FDIC, to submit certain proposed rules to the White House Office of Management and Budget (“OMB”) for review, establish performance standards and management objectives, and subject agency budgets to review and adjustment by the OMB, excluding the Federal Reserve’s monetary policy functions.

In addition, executive orders direct agency heads to review existing regulations and enforcement actions to assess compliance with applicable law and the policy objectives of the current administration, and, in consultation with the OMB, to determine on a case-by-case basis whether to modify or terminate certain enforcement activities. As a result, the timing, focus, and approach of supervisory, regulatory, and enforcement activities by the Office of the Comptroller of the Currency (the “OCC”), the Federal Reserve, and the Federal Deposit Insurance Corporation (“FDIC”) may continue to be subject to change. The full impact of these developments on the regulatory framework applicable to banks and bank holding companies remains uncertain.
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
FDIC Insurance and Other Assessments
The Bank’s deposits are insured by the FDIC to the maximum extent provided under the FDIA, currently $250,000 per depositor, per insured bank, for each account ownership category. The Bank pays deposit insurance assessments to the FDIC for this coverage. Under the FDIC’s risk-based deposit insurance assessment system, an insured institution’s deposit insurance premium is calculated by multiplying the institution’s assessment base by its applicable assessment rate. An institution’s assessment base generally equals its average consolidated total assets during an assessment period, minus its average tangible equity capital during the same period.

For insured depository institutions with less than $10.0 billion in total consolidated assets, including the Bank, assessment rates are determined using a financial ratios method that incorporates a statistical model designed to estimate an institution’s probability of failure over a three-year horizon. This methodology considers certain financial ratios, including the leverage ratio, net income before taxes to total assets, nonperforming assets to gross assets, other real estate owned to gross assets, brokered deposit ratio, one-year asset growth, and loan mix index, as well as a weighted average of supervisory ratings components.

The FDIC’s Deposit Insurance Fund (“DIF”) reserve ratio declined below the statutory minimum of 1.35% in recent years due to growth in insured deposits relative to DIF balances. In response, the FDIC adopted a restoration plan, which was subsequently amended, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028. In October 2022, the FDIC adopted a final rule increasing initial base deposit insurance assessment rates for insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. These increased assessment rates remain in effect unless and until the DIF reserve ratio reaches or exceeds 2.0%.

As a result of these actions, deposit insurance assessment costs for insured depository institutions, including the Bank, have increased. The assessment rate schedules applicable to small institutions range from 2.5 basis points for institutions posing the least risk to 32 basis points for institutions posing the most risk. The FDIC may reduce assessment rates if the DIF reserve ratio reaches 2.0% or higher and may also impose special assessments from time to time, as circumstances warrant.
As of September 30, 2025, which is the most recent information available, the DIF reserve ratio was 1.40%.

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
On October 24, 2023, the FDIC, the Federal Reserve and the OCC released a final rule revising the framework that they use to evaluate banks’ records of community reinvestment under the CRA, but a federal court subsequently enjoined implementation of that rule such that it did not go into effect. Under the revised framework, banks with assets of at least $2 billion, such as the Bank, are considered large banks and will have their retail lending, retail services and products, community development financing, and community development services subject to periodic evaluation. Depending on a large bank’s geographic concentrations of lending, the evaluation of retail lending may include assessment areas in which the bank extends loans but does not operate any deposit-taking facilities, in addition to assessment areas in which the bank has deposit-taking facilities. In July 2025, the OCC, the Board of Governors of the Federal Reserve System and the FDIC issued a joint notice of proposed rulemaking to rescind the 2023 final rule and replace it with the prior CRA regulations (originally adopted in 1995), with certain technical amendments. Until any final rulemaking is completed, the agencies continue to supervise and examine institutions under the 1995 CRA framework.
CRA Rule 1071, part of the Dodd-Frank Act, requires financial institutions to collect and report data on small business credit applications, particularly from women- and minority-owned businesses. This rule aims to make small business lending more accessible, especially for under-served communities. By gathering and reporting data on lending practices, financial institutions can identify disparities and ensure fair treatment for all applicants.
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
•Tier 1 institutions (highest volume lenders): July 1, 2026
•Tier 2 institutions (moderate volume lenders): January 1, 2027
•Tier 3 institutions (smallest volume lenders): October 1, 2027
Interest Rate Limitations
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
The U.S. Basel III rule includes stringent criteria for capital instruments to qualify as Tier 1 or Tier 2 capital. For instance, the rule effectively disallows newly-issued trust preferred securities as a component of a holding company’s Tier 1 capital. However, depository institution holding companies with less than $15 billion in total assets generally may include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in Additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature. At December 31, 2025 the Company had $3.5 million of non-qualifying instruments includable in Tier 1 capital that were issued prior to May 19, 2010.
The Company and the Bank are required to meet the generally applicable regulatory capital requirements of the Federal Reserve and the FDIC. Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital levels relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank level and the Company is evaluated relative to the capital adequacy standards established by the Federal Reserve.
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
Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of “prompt corrective action” to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators have established five capital categories (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized); all insured depository institutions fall into one of these categories. The federal banking agencies have specified by regulation the relevant capital thresholds and other qualitative requirements for each of the categories. For an insured depository institution to be “well-capitalized” under the PCA framework, it must have a common equity Tier 1 capital ratio of 6.50%, Tier 1 capital ratio of 8.00%, a total capital ratio of 10.00%, and a leverage ratio of 5.00%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific capital level for any capital measure. At December 31, 2025, the Bank qualified for the well-capitalized category.

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
Payment of Dividends
We are a legal entity separate and distinct from the Bank. Our principal source of cash flow, including cash flow to pay dividends to our shareholders, is from capital raises and dividends the Bank pays to us as the Bank’s sole shareholder. Statutory and regulatory limitations apply to the Bank’s payment of dividends to us as well as to our payment of dividends to our shareholders. A corollary to the requirement that a bank holding company serve as a source of strength to its subsidiary banks is the Federal Reserve policy that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiaries or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as such a source of strength. Our ability to pay dividends is also subject to the provisions of Washington corporate law that prevent distributions to shareholders if, after giving effect to the distribution, we would not be able to pay our liabilities as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. In addition, in deciding whether or not to declare a dividend of any particular size, our board of directors must consider our and the Bank’s current and prospective capital, liquidity and other needs.

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
Commercial Real Estate Concentration Limits
In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate (“CRE”), loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. The Bank’s total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represented 170.9% and 184.2% of its capital, at December 31, 2025 and 2024, respectively. The outstanding balance of the Bank’s CRE portfolio has decreased by 0.4% for the year ended December 31, 2025 and it increased by 5.1% for the year ended December 31, 2024. The Bank maintains enhanced underwriting and monitoring processes and procedures to manage its CRE portfolio.
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
Federal banking agency rules require banking organizations to notify their primary federal regulator of significant security incidents within 36 hours of determining that such an incident has occurred as soon as possible and no later than within 36 hours of a significant cybersecurity incident. In addition, the SEC enacted rules, effective as of December 18, 2023, requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on annual basis material information regarding their cybersecurity risk management, strategy, and governance.
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
Sarbanes-Oxley Act
The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered, or that file reports, under the Exchange Act. In particular, the act established (i) requirements for audit committees, including independence, expertise and responsibilities; (ii) responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company and requirements for them to certify the accuracy of periodic reports; (iii) standards for auditors and regulation of audits; (iv) disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) civil and criminal penalties for violations of the federal securities laws. The legislation also established an accounting oversight board to enforce auditing standards and restrict the scope of services that accounting firms may provide to their publicly traded company audit clients.

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
Current Expected Credit Losses Model
The Company adopted the Current Expected Credit Losses (“CECL”) accounting standard under U.S. generally accepted accounting principles (“GAAP”) effective January 1, 2023. CECL requires banking organizations to recognize an allowance for expected credit losses over the contractual life of certain financial assets measured at amortized cost, including loans and held-to-maturity debt securities, as well as off-balance-sheet credit exposures.

Compared to the prior incurred loss methodology, CECL generally results in earlier recognition of credit losses and requires management to consider historical experience, current conditions, and reasonable and supportable forecasts in estimating expected credit losses. The adoption of CECL resulted in a one-time cumulative-effect adjustment to the Company’s credit loss allowances and retained earnings as of January 1, 2023.

Following adoption, the allowance for credit losses is updated each reporting period based on changes in portfolio composition, credit quality, economic conditions, and other relevant factors. The CECL framework continues to affect the level and volatility of the Company’s credit loss allowances and regulatory capital over time.
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

Risk Factors Summary
Our business is subject to numerous material risks and uncertainties, including those described in Part I Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these material risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
•The current economic condition in the market areas we serve may adversely impact our earnings and could increase the credit risk associated with our loan portfolio.
•We are subject to interest rate risk, and fluctuations in interest rates may adversely affect our earnings.
•Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio.
•We originate and purchase loans through our CCBX partners, which exposes us to increased lending and compliance risks.
•We derive a percentage of our deposits, total assets and income from deposit accounts generated through our BaaS relationships.
•Ineffective liquidity management could adversely affect our business, financial condition and results of operations.
•Strong competition within our market area could hurt our profits and slow growth.
•Our banking-as-a-service (“BaaS”) strategy faces increasing competition, including from institutions and partners that may no longer require a third-party bank.
•We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.
•Our business strategy includes growth, and our business, financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
•Our agreements with BaaS partners may produce limited revenue and may expose us to liability for compliance violations by BaaS partners.
•Regulation of the financial services industry is intense, and we may be adversely affected by changes in laws and regulations.
•Financial institutions, such as the Bank, face a risk of noncompliance with and enforcement action under the Bank Secrecy Act and other anti-money laundering statutes and regulations.
•We are subject to numerous laws designed to promote community reinvestment or protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
•We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our business, financial condition and results of operations.
•We are dependent on our information technology and telecommunications systems and third-party service providers; systems failures, interruptions, security breaches and cybersecurity threats could have an adverse effect on our business, financial condition and results of operations.
•Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.
•We previously identified material weaknesses in our internal control over financial reporting, and any failure to maintain effective internal controls in the future could adversely affect our business, financial condition and results of operations.
•National and global economic and other conditions could adversely affect our future results of operations or market price of our stock.
•Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition and results of operations.
•Anti-takeover provisions in our corporate organizational documents and provisions of federal and state law may make an attempted acquisition or replacement of our board of directors or management more difficult.

Risks Related to Credit Matters
We are subject to interest rate risk, and fluctuations in interest rates may adversely affect our earnings.
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
Interest rates remain elevated relative to the historically low levels experienced during the COVID-19 pandemic. Although short-term interest rates declined during portions of 2024 and 2025, funding costs have remained under pressure due to competitive dynamics in the banking sector, including heightened competition for deposits. If interest rates remain elevated, increase again, or if competitive pressures require us to offer or maintain higher-cost deposit products, our cost of funds may increase more rapidly than yields on our interest-earning assets, which could compress our net interest margin.

The timing, magnitude and direction of future changes in interest rates remain uncertain and depend on a variety of factors, including inflation trends, economic growth, labor market conditions, fiscal and monetary policy, and domestic and international financial market developments. While inflation has moderated from recent peaks, it remains above historical norms, and the Federal Open Market Committee (“FOMC”) continues to assess inflationary and economic risks in setting monetary policy. Future changes in interest rates or the shape of the yield curve could have adverse effects on our earnings. The FOMC began reducing the federal funds rate in September 2024, and most recently decreased the federal funds rate to 3.75% as of December 31, 2025.
Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from elevated interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long-term fixed rate credits, which could adversely affect our earnings and net interest margin if rates increase. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have an adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.
Our commercial real estate lending activities expose us to increased lending risks and related credit losses.
At December 31, 2025, our commercial real estate loan portfolio totaled $1.29 billion, or 34.2% of our total loan portfolio. Our current business strategy is to continue our originations of commercial real estate loans. Commercial real estate loans generally expose a lender to greater risk of non-payment or late payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. These loans involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. To the extent that borrowers have more than one commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Moreover, if loans that are collateralized by commercial real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for credit losses and would adversely affect our business, financial condition and results of operations. Furthermore, should the fundamentals of the commercial real estate market deteriorate due to macroeconomic and other factors, our business, financial condition and results of operations could be adversely affected.
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
As of December 31, 2025, commercial and industrial loans totaled $454.1 million and represented 12.1% of total loans. We make commercial business loans in our market area to a variety of professionals, sole proprietorships, partnerships and corporations. As compared to commercial real estate loans, which are secured by real property, the value of which tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself and the conditions in the general economy. Further, any losses incurred on a small number of commercial loans could have an adverse impact on our financial condition and results of operations due to the larger average size of commercial loans as compared with other loans and the risk that collateral securing such loans may depreciate over time, may be difficult to appraise, may fluctuate in value and may depend on the borrower’s ability to collect receivables. We have increased our focus on commercial business lending in recent years and intend to continue to focus on this type of lending in the future.
Our concentration of residential mortgage loans exposes us to increased lending risks.
At December 31, 2025, $466.4 million, or 12.4%, of our loan portfolio was secured by one-to-four family real estate. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.
As of December 31, 2025, $264.1 million of our residential mortgage loans were made through CCBX partners and are located in different regions across the U.S. A decline in residential real estate values across the U.S. would reduce the value of this residential real estate collateral. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card.
As of December 31, 2025, $202.3 million of our residential mortgage loans were made through the community bank, and 83.3% are secured by property in Washington State, and a significant majority of that is located in the Puget

Sound region. A decline in residential real estate values as a result of a downturn in the Puget Sound housing market could reduce the value of the real estate collateral securing these types of loans. As of December 31, 2025, $167.3 million of our residential mortgage loans made through the community bank were made to investors. These loans may behave more like multi-family loans than individual 1-4 family loans that are occupied by their owners.
Our origination of construction loans exposes us to increased lending risks.
At December 31, 2025, $222.1 million, or 5.9%, of our total loans was construction, land and land development loans. We originate commercial construction loans primarily to professional builders for the construction of one-to-four family residences, apartment buildings, and commercial real estate properties. To a lesser degree, we also originate land acquisition loans for the purpose of facilitating the ultimate construction of a home or commercial building. Our construction loans present a greater level of risk than loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. In addition, construction costs may exceed original estimates as a result of increased materials, labor or other costs. Construction loans also often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness.
Our focus on lending to the small- to medium-sized businesses may adversely affect our business, financial condition and results of operations.
We focus our business development and marketing strategy primarily on small- to medium-sized businesses. Small- to medium-sized businesses frequently have smaller market shares than larger firms, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management skills, talents and efforts of a small group of people, and the death, disability or resignation of one or more of these people could have an adverse effect on the business and its ability to repay its loan. If our borrowers are unable to repay their loans, our business, financial condition and results of operations could be adversely affected.
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
At December 31, 2025, $1.81 billion, or 48.1%, of our total loans were originated or purchased through CCBX partners. Our partners underwrite these loans in compliance with our credit standards and policies. Our CCBX partners service $1.60 billion of these loans. Our partners provide fraud and credit enhancements on many of our CCBX loans, but if they are unable to fulfill their contracted obligations, the Bank could be exposed to writing off all or a portion of the related credit enhancement asset and to additional credit losses as a result of this counterparty risk. In certain partner arrangements, the partner is required to maintain reserve, escrow or similar funding mechanisms (including replenishment obligations) intended to support servicing duties, representations and warranties, fraud losses and other credit-related obligations. These reserve or funding positions may decline below required levels or become negative due to loss activity, timing differences or other factors, and partners may be required to replenish such amounts. If a partner is unable or unwilling to fund or replenish required amounts on a timely basis, we could be exposed to higher credit losses, incur additional servicing or operational costs, accelerate loss recognition or write off all or a portion of the related credit enhancement asset. We evaluate partner funding capacity and reserve adequacy on an ongoing basis as part of our risk management framework and may exercise contractual remedies, which may include adjusting reserve requirements, suspending originations or purchases, or transferring servicing responsibilities, if warranted. We are subject to compliance and regulatory risk if partners do not follow our servicing policies, lending laws and regulations.
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
Many of the agreements with our CCBX partners provide for a credit enhancement which helps protect the Bank by absorbing incurred losses. CCBX credit enhancements are free-standing and are accounted for separately from the allowance for credit losses. In accordance with accounting guidance, we estimate and record a provision for probable losses for these CCBX loans, without regard to the credit enhancement. If a CCBX lending partner is unable to fulfill its contractual obligations with the Bank, then the Bank would be exposed to additional credit losses as a result of this counterparty risk and would have to absorb any credit losses associated with any CCBX partner that cannot fulfill its contractual obligations.
Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. If current conditions in the housing and real estate markets weaken, we expect we will experience increased delinquencies and credit losses. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on their judgments about information available to them at the time of their examination. In addition, if charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance for credit losses. While we believe that our allowance for credit losses was adequate at December 31, 2025, there is no assurance that it will be sufficient to cover future credit losses, especially if there is a significant deterioration in economic conditions.
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
As of December 31, 2025, the balance of owned SBA loans and SBA loans net of the sold portion was $5.2 million, which are guaranteed. As of December 31, 2025, the balance of SBA loans sold and serviced was $2.5 million, resulting in $17,000 in servicing income for the year ended December 31, 2025. Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program, referred to herein as an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience an adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress or exhaustion of the available funding for SBA programs may also have an adverse effect on our business, financial condition and results of operation. In addition, any default by the U.S. Government on its obligations could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could adversely affect our business, financial condition and results of operations.
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
Prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investment securities, and our ongoing operations, costs and profitability. Further, declines in real estate values and sales volumes and elevated unemployment levels may result in higher loan delinquencies, increases in our nonperforming and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. Reduction in problem assets can be slow, and the process can be exacerbated by the condition of the properties securing nonperforming loans and the lengthy foreclosure process in Washington. To the extent that we must work through the resolution of assets, economic problems may cause us to incur losses and adversely affect our capital, business, financial condition, results of operations or cash flows and our access to liquidity.
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
Risks Related to Artificial Intelligence and Emerging Technologies
Our use of artificial intelligence and automated technologies may expose us to operational, compliance and governance risks.
We currently use, and may in the future evaluate or implement, artificial intelligence (“AI”), automation, and similar technologies to support certain internal processes or business functions. The use of these technologies involves inherent risks, including the risk of errors, model limitations, data quality issues, system failures, or unintended outcomes. If AI-enabled tools do not operate as intended or are not properly governed, our operations, risk management processes, or compliance with applicable laws and regulations could be adversely affected.
The regulatory and supervisory framework applicable to AI continues to evolve and may limit our ability to deploy or expand AI-enabled tools.
Banking regulators have emphasized that the use of AI and automated decision-making technologies remains subject to existing legal and regulatory requirements, including those related to consumer protection, fair lending, data privacy, and model risk management. Regulatory expectations with respect to governance, transparency, documentation, and oversight of AI models are continuing to develop. As a result, we may be required to modify, delay, or limit our use of AI technologies, or incur additional compliance, governance, or operational costs.
AI models may produce outcomes that are difficult to explain, validate or monitor.
Certain AI techniques may rely on complex or opaque algorithms that can make it challenging to fully explain model outputs or identify the underlying drivers of specific results. Limitations in explainability or validation may increase model risk and complicate compliance with supervisory expectations, including those related to model risk management, internal controls, and auditability. Failure to appropriately manage these risks could result in restrictions or other actions by regulatory agencies on the use of such technologies.
Our use of third-party vendors for technology solutions, including those incorporating AI, may increase operational and data risks.
We rely on third-party service providers for certain technology platforms and services, some of which may incorporate AI or automated functionality. Our ability to manage the risks associated with these technologies depends, in part, on the controls and practices of such vendors. Deficiencies in vendor risk management, data security, or regulatory compliance could disrupt our operations, compromise sensitive information, or result in regulatory or contractual exposure.
Increased public and regulatory scrutiny of AI could give rise to reputational risk.
The use of AI in financial services has been subject to heightened public and regulatory attention. Concerns regarding transparency, fairness, privacy, or data use, whether or not well founded, could adversely affect customer confidence or result in increased regulatory scrutiny. Any perceived misuse or failure of AI-enabled tools could harm our reputation and negatively affect our customer relationships.
Risks Related to Compliance and Operational Matters
Imposition of limits by the bank regulators on commercial real estate lending activities could curtail our growth and adversely affect our earnings.
In 2006, the federal banking regulators issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (“CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, totaled $1.13 billion and represented 170.9% and 184.2% of its capital, at December 31, 2025 and 2024, respectively. The outstanding balance of the Bank’s regulatory CRE portfolio has decreased by 0.4%, and increased by 5.1%, and 16.8%, for the years ended December 31, 2025, 2024, and 2023 respectively.
In December 2015, the federal banking regulators released a statement on prudent risk management for commercial real estate lending, referred to herein as the 2015 Statement. In the 2015 Statement, the federal banking regulators, among other things, indicate their intent to “continue to pay special attention” to commercial real estate lending activities and concentrations going forward. If the Federal Reserve, our primary federal regulator, were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, for reasons noted above or otherwise, our earnings would be adversely affected.
Our business is subject to the risks of epidemic illnesses, earthquakes, tsunamis, floods, fires and other natural catastrophic events or effects of climate change.
A major catastrophe, such as an epidemic illness, earthquake, tsunami, flood, fire or other natural disaster or effects of climate change could result in a prolonged interruption of our business. For example, our headquarters are located in Everett, Washington and we serve the broader Puget Sound region, a geographical region that has been and may continue to be affected by earthquake, tsunami, wildfires and flooding activity. These activities may increase as the effects of climate change increase. Because we serve individuals and businesses in the Northwest, a natural disaster, epidemic illness, significant effect of climate change or other major catastrophe in the Northwest likely would have a greater impact on our business, financial condition and results of operation than if our business were more geographically diverse. The occurrence of any of these natural disasters, epidemic illnesses, effects of climate change or other major catastrophes could negatively impact our performance by disrupting our operations or the operations of our customers, which could adversely affect our business, financial condition and results of operations.
Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, OREO and repossessed personal property may not accurately reflect the net value of the asset.
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO, and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our financial statements may not reflect the correct value of our OREO, and our allowance for credit losses may not reflect accurate loan impairments. This could adversely affect our business, financial condition and results of operations. As of December 31, 2025, we did not hold any OREO or repossessed property and equipment.
We derive a percentage of our deposits, total assets and income from deposit accounts generated through our BaaS relationships.
Deposit accounts acquired through these relationships totaled $2.56 billion, or 61.7% of total deposits at December 31, 2025. We provide oversight over these relationships, which must meet all internal and regulatory requirements. We may exit relationships where such requirements are not met or be required by our regulators to exit such relationships. Also, our CCBX partner(s) could terminate a relationship with us for many reasons, including being able to obtain better terms from another provider or dissatisfaction with the level or quality of our services. If a relationship were to be terminated, it could materially reduce our deposits, assets and income. We cannot assure you that we could replace such relationship. If we cannot replace such relationship, we may be required to seek higher rate funding sources as compared to the existing relationship and interest expense might increase. We may also be required to sell securities or other assets to meet funding needs which would reduce revenues or potentially generate losses.

Our banking-as-a-service (“BaaS”) strategy faces increasing competition, including from institutions and partners that may no longer require a third-party bank.

Our strategy of partnering with digital financial service providers to offer BaaS has been adopted by a growing number of financial institutions with which we compete. Several technology-enabled banking platforms, as well as conventional banks with digital banking programs, have implemented BaaS strategies similar to ours. As a result, we face increased competition in attracting and retaining BaaS partners, and we expect competitive pressures in this area to continue.

In addition, certain current or prospective partners may seek to reduce their reliance on third-party banking relationships by obtaining their own bank charters or other regulatory approvals that would allow them to offer banking products directly. If such efforts are successful, demand for our BaaS services could decline, existing partner relationships could be reduced or terminated, and our ability to grow or maintain deposits, fee income, or other revenues associated with these relationships could be adversely affected.

Competition in the BaaS market may also increase our operating and compliance costs, reduce pricing flexibility, or limit revenue growth. Any inability to compete effectively in this market could have an adverse effect on our business, financial condition, and results of operations.
Our agreements with BaaS partners may produce limited revenue and may expose us to liability for compliance violations by BaaS partners.
We have entered into agreements with BaaS partners, which includes digital financial service providers, pursuant to which we will provide certain banking services for the BaaS partner customers, including serving as the issuing bank for debit cards issued to their customers and establishing one or more settlement accounts for the purpose of settling customer transactions in the cash management account program. The agreements have varying terms and may be terminated by the parties under certain circumstances. If our BaaS partners are not successful in achieving customer acceptance of their programs or terminate the agreement before the end of its term, our revenue under the agreement may be limited or may cease altogether. In addition, because we will provide banking services with respect to the cash features of our BaaS partner account programs, our bank regulators may hold us responsible for their activities with respect to the marketing or administration of their programs, which may result in increased compliance costs for us or potentially compliance violations as a result of BaaS partner activities. In recent years, a significant number of banks that provide BaaS have become subject to enforcement actions relating to their partners’ activities, indicating that banking regulators have made banks’ oversight over their BaaS partners a supervisory priority and that there is an increased risk that we could similarly become subject to additional regulatory scrutiny or enforcement. Additionally, financial weaknesses at our BaaS partners could cause us to record greater expenses or losses or suffer reputational harm.
Significant changes in federal government policies, priorities, and operations could cause economic disruption and adversely affect our business, results of operation, and financial condition.
In recent years, the size, structure, priorities, and operations of the federal government have continued to evolve. Federal actions have included changes to agency priorities, budgetary constraints, modifications to federal programs, workforce adjustments, and an increased emphasis on efficiency initiatives and the use of advanced technologies, including AI, across both the public and private sectors. These developments, whether implemented through legislation, regulation, executive action, or administrative practice, may have economic effects that are difficult to predict.

Changes in federal funding levels, program administration, or agency mandates could disrupt the delivery of government services or the distribution of federal funds and benefits. In addition, reductions or realignments in the federal workforce or government contracting activity could adversely affect regional and local economies, particularly in areas with meaningful concentrations of federal employees or contractors. Such effects could, in turn, negatively impact our customers’ financial condition, borrowing capacity, or demand for banking services.

The pace and scope of ongoing changes to federal government operations and policies may contribute to broader economic uncertainty or volatility. Any resulting adverse economic conditions in the markets we serve could have a negative effect on our business, financial condition, results of operations, and cash flows.

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
Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition and results of operations.
U.S. trade policy continues to evolve and has included the imposition, modification, suspension, and proposed expansion of tariffs and other trade restrictions affecting imports from, and exports to, various trading partners, including Canada, Mexico, and China. Certain tariffs have been implemented, delayed, or adjusted as trade negotiations and diplomatic discussions continue, and additional changes to tariff levels or trade restrictions may occur in the future. The timing, scope, and duration of such measures remain uncertain.

Tariffs and other trade restrictions may increase costs for our customers, disrupt supply chains, reduce demand for their products, or compress operating margins. These effects could adversely impact our customers’ financial performance and liquidity, increase credit risk, and reduce demand for loans and other banking services. In addition, heightened trade tensions or uncertainty regarding trade policy could contribute to broader economic volatility, reduced business confidence, or slower economic growth in the markets we serve.

Further changes in trade policies, retaliatory actions by foreign governments, or modifications to international trade agreements could have adverse effects on economic conditions, financial markets, and our customers’ businesses. Any resulting deterioration in economic conditions or increase in credit or market risks could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
While we attempt to invest a significant majority of our total assets in loans (our loan-to-asset ratio was 80.6% as of December 31, 2025), we invest a percentage of our total assets (1.0% as of December 31, 2025) in investment securities with the primary objectives of providing a source of liquidity and meeting pledging requirements. As of December 31, 2025, the fair value of our available for sale investment securities portfolio was $29,000, which included a net unrealized loss of $1,000, and the fair value of our held to maturity investment securities was $48.7 million, which included a net unrealized loss of $496,000. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause impairment in future periods and result in realized losses. The process for determining whether impairment exists usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Although we have not recognized an impairment related to our investment portfolio as of December 31, 2025, changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, among other factors, may cause us to recognize losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

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
If that party experiences a breach of its own systems or misappropriates that data, this could result in a variety of negative outcomes for us and our customers, including:
•losses from fraudulent transactions, as well as potential liability for losses that exceed thresholds established in consumer protection laws and regulations,
•increased operational costs to remediate the consequences of the external party’s security breach,
•negative impact on future revenues, and
•harm to reputation arising from the perception that our systems may not be secure.
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
As the speed, frequency, volume, interconnectivity and complexity of transactions within our CCBX segment continues to increase, it becomes more challenging to effectively maintain systems and mitigate risks such as:
•errors made by us or external parties doing business with the community bank and CCBX, whether inadvertent or malicious, and
•isolated or seemingly insignificant errors or losses, which migrate to other systems or grow in number, to become larger issues or losses.

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

We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our business, financial condition and results of operations.
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
While we have implemented a vendor management program with the third-party service providers, to help ensure third party relationships are effectively managed by providing risk-focused controls and processes that are designed to monitor our vendors’ compliance with relevant laws, regulations, and industry standards, we may not be able to ensure that all of our clients, suppliers, counterparties and financial providers in CCBX, and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers for our products and services and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our business, financial condition and results of operations.
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
In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our customers and employees. The processing that takes place with our strategic partners could potentially have an adverse impact on us in the event of a security breach of their systems. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our customers, and other financial institutions with which we interact, are subject to increasingly frequent and continuous attempts, including ransomware and malware attacks, to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations, all of which are heightened as a result of advances in AI. Our systems and our third-party service providers’ systems have been, and will likely continue to be, subject to advanced computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other cyberattacks.
We have an Information Security Program that includes internal/external penetration testing, regular vulnerability assessments, detailed vulnerability management, data loss prevention controls, file access and integrity monitoring and reporting and threat intelligence. While we have established policies and procedures to prevent or limit the impact of cyberattacks, there can be no assurance that such events will not occur or will be adequately addressed if they do. In addition, we also outsource certain cybersecurity functions, such as penetration testing, to third-party service providers, and the failure of these service providers to adequately perform such functions could increase our exposure to security breaches and cybersecurity threats. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other malicious code and cyberattacks that could have an impact on information security. Any such breach or attacks could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services, all of which could adversely affect our business, financial condition and results of operations. Further, to the extent that the activities of our third-party service providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation costs and other possible liabilities. For further information, see the section titled “Cybersecurity” in Part I, Item 1C of this Annual Report on Form 10-K.
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
Risks Related to Our Industry
Regulation of the financial services industry is intense, and we may be adversely affected by changes in laws and regulations, including as a result of the current administration.
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
Compliance with applicable laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The Dodd-Frank Act, which imposed significant regulatory and compliance changes on financial institutions, is an example of this type of federal law. Any future legislative changes, including as a result of the current administration, could have a material impact on our profitability, the value of assets held for investment or the value of collateral for loans. Future legislative changes could also require changes to business practices and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.
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

Any future special assessments, increases in assessment rates or premiums, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could adversely affect our business, financial condition and results of operations.
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
The regulatory framework governing CRA evaluations has been the subject of recent legal and regulatory developments. Although the federal banking agencies adopted a final CRA rule in October 2023, implementation of that rule was subsequently enjoined by a federal court and did not take effect. The agencies have since proposed to rescind the 2023 rule and continue to supervise institutions under the prior CRA regulations while further rulemaking is considered. Future changes to CRA regulations, supervisory expectations, or examination practices could increase compliance costs or make it more difficult to achieve or maintain favorable CRA ratings.
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

General Risk Factors
We previously identified material weaknesses in our internal control over financial reporting, and any failure to maintain effective internal controls in the future could adversely affect our business, financial condition, and results of operations.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and disclosure controls and procedures, evaluating their effectiveness, and disclosing any material weaknesses identified. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As previously disclosed, in March 2025 we identified material errors in certain interest income, noninterest income, BaaS loan expense, and noninterest expense amounts, which resulted in the restatement of our financial statements for the year ended December 31, 2023 and for certain interim periods in 2023 and 2024. In connection with these matters, management identified material weaknesses in internal control over financial reporting related to deficiencies in the control environment and risk assessment and control activities associated with accounting and financial reporting for information provided by BaaS partners.

During 2025, management, under the oversight of the Audit Committee, implemented a comprehensive remediation plan designed to address the previously identified material weaknesses. As of December 31, 2025, management concluded that these material weaknesses had been remediated and that our internal control over financial reporting and disclosure controls and procedures were effective. However, the effectiveness of internal controls can provide only reasonable assurance, and controls may be subject to breakdowns due to changes in conditions, human error, system limitations, or the circumvention or override of controls.

We cannot provide assurance that we will not identify additional control deficiencies or material weaknesses in the future, particularly as our business evolves, including through changes in our BaaS activities, third-party relationships, systems, or regulatory requirements. Any failure to maintain effective internal control over financial reporting or disclosure controls and procedures could result in material misstatements in our financial statements, delays in our periodic reporting obligations, loss of investor confidence, regulatory scrutiny or enforcement actions, or adverse effects on the market price of our common stock, any of which could have a material adverse effect on our business, financial condition and results of operations.
National and global economic and other conditions could adversely affect our future results of operations or market price of our stock.
Our business and results of operations are influenced by a wide range of economic, political, and market factors that are beyond our control, including national and global economic conditions, monetary and fiscal policies, inflation, interest rates, government debt levels, geopolitical developments, trade policies, and financial market volatility. These factors affect consumer and business confidence, borrowing and spending behavior, asset values, credit quality, and liquidity conditions, all of which can impact our performance.

The global economic environment continues to be characterized by heightened uncertainty. Although economic conditions in the United States and other major economies have shown periods of stabilization, growth has remained uneven, inflationary pressures persist in certain sectors, interest rates remain elevated relative to historical norms, and fiscal and monetary policy paths remain uncertain. Concerns regarding U.S. government debt levels, budgetary actions, and broader fiscal policy could contribute to market volatility or adverse economic conditions.

Geopolitical developments, including the ongoing conflict between Russia and Ukraine, conflicts in the Middle East, heightened geopolitical tensions, and evolving trade relationships, have contributed to uncertainty in global financial markets, supply chains, and energy and commodity prices. Economic conditions in international markets, including Europe and Asia, may also affect U.S. economic performance and financial market stability. Any escalation of geopolitical tensions, expansion of conflicts, or adverse developments in global trade or capital markets could negatively affect economic activity and investor sentiment.

Adverse economic conditions at the national, regional, or local level could reduce demand for loans and other financial products, increase credit losses, negatively affect collateral values, and constrain our growth and profitability. Periods of economic stress are often associated with higher levels of unemployment, increased delinquencies and defaults on consumer and commercial loans, declines in residential and commercial real estate values, reduced transaction activity, and volatility in debt and equity markets.

In addition, future public health events, epidemics, or pandemics could disrupt economic activity, labor markets, and financial markets, and could adversely affect our customers and operations. Our business is also significantly affected by monetary, regulatory, and other policy actions of the U.S. federal government, its agencies, and government-sponsored entities. Changes in these policies, which are influenced by evolving macroeconomic conditions and other factors outside our control, are difficult to predict and could have a material adverse effect on our business, financial condition, results of operations, and the market price of our common stock.
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
Executive Management is responsible for managing the Information Security Program’s operations for identifying, assessing and mitigating external and internal risks to the security, confidentiality and integrity of nonpublic information that could result in the unauthorized disclosure, misuse, alteration, destruction or other compromise of such information. Coastal’s Chief Information Security Officer (“CISO”) is designated by the Board and is responsible for implementing and monitoring the Information Security Program. The CISO is an Executive Vice President who joined Coastal in this role in May 2025 with a background in security leadership at both fintech companies and large enterprises. Furthermore, the Technology Committee is a standing committee of the Board that has general responsibility to oversee the Bank’s strategies related to technology, innovation, data privacy, information security, cybersecurity and third-party technology. The CISO provides Information Security Program updates and current Key Risk and Performance Indicator (KRI/KPI) metrics to both the Technology Committee and the Board throughout the year, as well as an Annual Information Security report pursuant to the requirements of the Gramm-Leach-Bliley Act (GLBA) and other related frameworks.
The Board exercises oversight over the Information Security Program and reviews and approves the Information Security Program at least annually. Cybersecurity risk management is also incorporated into Coastal’s overall enterprise risk management framework, which is updated on an annual basis and subject to oversight by the Management Risk Committee and the Board.
Although Coastal has not, as of the date of this Annual Report on Form 10-K, experienced a cybersecurity threat or incident that materially affected Coastal’s business strategy, results of operations, or financial condition, there can be no guarantee that Coastal will not experience such an incident in the future. For a discussion regarding risks from cybersecurity threats, see “Item 1A. Risk Factors,” including the risk factors titled “—We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our business, financial condition and results of operations” and “—We are dependent on our information technology and telecommunications systems and third-party service providers; systems failures, interruptions, security breaches and cybersecurity threats could have an adverse effect on our business, financial condition and results of operations.” As noted above, we are a regulated financial institution and are subject to financial privacy laws and to oversight by federal banking agencies. For additional information on these laws and oversight, see “Item 1. Business—Regulation and Supervision.”

Item 2.    Properties
Our corporate headquarters is located at 5415 Evergreen Way, Everett, WA 98203. In addition to our corporate headquarters, which includes our Evergreen branch, we operated 13 other branch offices as of December 31, 2025 for our community bank and CCBX segments. Twelve of our branches are located in Snohomish County and two of our branches are located in neighboring counties (one in King County and one in Island County), and we have one loan production office in King County. We own our corporate headquarters and five of our other branch offices and lease the remainder of our branch offices. The leases, excluding renewal periods, on our branch offices expire in 2026 through 2044. We believe that these facilities and additional or alternative space available to us are adequate to meet our needs for the foreseeable future.
Item 3.    Legal Proceedings
From time to time we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or operations. Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions unless we reasonably believe the monetary sanctions will not equal or exceed a threshold which we determine is reasonably designed to result in disclosure of any such proceeding that is material to our business, financial condition and results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information, Holders of Common Stock and Dividends
The Company’s common stock, no par value per share, is traded on the Nasdaq Global Select Market under the symbol “CCB.” On February 20, 2026, there were 228 holders of record of the Company’s common stock.
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

Securities Authorized for Issuance under Equity Compensation Plan
For information regarding securities authorized for issuance under the Company’s equity compensation plans, see subparagraph (d) in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” of this Form 10-K, which is incorporated herein by reference.
Performance Graph
The following graph shows the five-year comparison of the total return to shareholders of the Company’s common stock as compared to the total returns of the S&P United States SmallCap Banks (Industry Group) Index and S&P 600 Small Cap during the five-year period beginning December 31, 2020 and ended December 31, 2025. Total return includes appreciation or depreciation in market value of the Company’s common stock as well as actual cash and stock dividends paid to common shareholders. The graph assumes the value of the investment in Company’s common stock and each index was $100 on December 31, 2020, and all dividends were reinvested. There can be no assurance that our future stock performance will be the same or similar to the historical stock performance shown in the graph below. We neither make nor endorse any predictions as to stock performance.

Total Return Performance
600.00
400.00
200.00
—
2020
2021
2022
2023
2024
2025
Coastal Financial Corporation
S&P 600 Small Cap
S&P United States SmallCap Banks (Industry Group) Index

	2020	2021	2022	2023	2024	2025
Coastal Financial Corporation	100.00	241.05	226.29	211.48	404.33	545.67
S&P 600 Small Cap	100.00	126.82	106.40	123.48	134.22	142.30
S&P United States SmallCap Banks (Industry Group) Index	100.00	139.21	122.74	123.35	145.82	160.37

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
Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the year ended December 31, 2025.

Item 6.    Reserved
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
This discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this Form 10-K.
We are a bank holding company that operates through our wholly owned subsidiaries, Coastal Community Bank (“Bank”) and Arlington Olympic LLC. We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. Our business is conducted through three reportable segments: The community bank, CCBX and treasury & administration. The community bank segment includes all community banking activities, with a primary focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County) and have one loan production office in King County. The CCBX segment provides banking as a service (“BaaS”) that allows our digital financial service partners to offer their customers banking services. The CCBX segment had 28 partners as of December 31, 2025. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.
As of December 31, 2025, we had total assets of $4.74 billion, total loans receivable of $3.75 billion, total deposits of $4.14 billion and total shareholders’ equity of $491.0 million.
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
Operating Efficiency
The largest component of noninterest expense is BaaS loan expense and salaries and employee benefits. Other significant operating expenses include BaaS fraud expense, legal and professional expenses, data processing and software licenses and occupancy expense. Our operating efficiency, as measured by our efficiency ratio, has gradually improved primarily because the growth of our deposits and loans has enabled our net interest income and noninterest income to outpace the growth of our expenses. When we make substantial investments in our infrastructure and make investments to increase our operating capacity, our operating efficiency ratio decreases until we generate enough revenue growth to offset the increased costs however, prior to making such investments, we focus on how best and most expediently we can achieve the revenue growth necessary to offset the costs of these investments or new branches. Our efficiency ratio has been impacted by the increase in CCBX income and CCBX expense. Our efficiency ratio was 53.13% at December 31, 2025, compared to 42.38% at December 31, 2024. This ratio increased as a result of an increase in net interest income, decrease in credit enhancement income and higher noninterest expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Economic Conditions
Our business and financial performance are affected by economic conditions generally in the United States for CCBX and more directly for the community bank in the markets in the Puget Sound region where we operate. The significant economic factors that are most relevant to our business and our financial performance include, but are not limited to, real estate values, interest rates and unemployment rates. In recent years, the Puget Sound region has experienced significant population gain, fueled in large part by the region’s technology industry, low unemployment and rising real estate values, all of which positively impacted our business. The macro economic environment is continuously changing, primarily due to the pace of economic growth, inflation, changing interest rates, global trade tensions, tariffs, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters and trade issues that contribute to economic uncertainty which has caused increased market volatility and may lead to a significant decrease in consumer confidence and business generally.
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
Allowance for Credit Losses
The allowance for credit losses ("ACL") is an estimate of the expected credit losses on financial assets measured at amortized cost. The ACL is evaluated and calculated on a collective basis for those loans which share similar risk characteristics. At each reporting period, the Company evaluates whether the loans in a pool continue to exhibit similar risk characteristics as the other loans in the pool and whether it needs to evaluate the allowance on an individual basis. The Company must estimate expected credit losses over the loans’ contractual terms, adjusted for expected prepayments. In estimating the life of the loan, the Company cannot extend the contractual term of the loan for expected extensions, renewals and modifications, unless the extension or renewal options are included in the contract at the reporting date and are not unconditionally cancellable by the Company. Because expected credit losses are estimated over the contractual life adjusted for estimated prepayments, determination of the life of the loan may significantly affect the ACL. The Company has chosen to segment its portfolio consistent with the manner in which it manages the risk of the type of credit.
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
The Company decreased the allowance from $177.0 million at December 31, 2024 to $169.5 million at December 31, 2025. The change is largely related to improved credit quality decreasing the provision for CCBX loans. The Company uses CCBX partner data, industry data and its own credit loss data to develop an appropriate allowance for the risk inherent in the CCBX loan portfolio. For more information and discussion related to the allowance for credit losses, see “Note 4 - Loans and Allowance for Credit Losses” in the Consolidated Financial Statements.
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
The recording of BaaS income and expense is in accordance with accounting guidance, and is dependent upon the contractual agreement with each partner with certain components of BaaS income being consistent across agreements. Agreements with many of our CCBX partners provide for a credit enhancement which protects the Bank by absorbing incurred credit and fraud losses. In accordance with accounting guidance, we estimate and record a provision for probable losses for CCBX loans. When the provision for credit losses - loans and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancement). Incurred losses are recorded in the allowance for credit losses, and the credit enhancement asset is relieved when credit enhancement payments and recoveries are received from the CCBX partner. Many agreements with our CCBX partners also provide protection to the Bank from fraud by absorbing incurred fraud losses. Fraud losses are recorded when incurred in noninterest expense, and the recovery received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. Enhancements that provide protection to the Bank from credit and fraud losses are not within the scope of Topic 606.
For the year ended December 31, 2025, noninterest income subject to Topic 606 increased $9.7 million to $34.3 million, compared to $24.7 million for the year ended December 31, 2024. The increase was largely due to an increase in BaaS program income resulting from increased activity and growth with active CCBX partners. For more information and discussion related to revenue recognition, see “Note 19 – Revenue Recognition” in the Consolidated Financial Statements.
Recent Pronouncements
For a discussion of the expected impact of accounting pronouncements recently adopted and accounting pronouncements recently issued but not yet adopted by us as of December 31, 2025, see “Note 2 – Recent Accounting Standards” in the accompanying notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Results of Operations
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the year ended December 31, 2025. The information contained in this section should be read together with the December 31, 2025 audited Consolidated Financial Statements and the accompanying Notes included in Item 8. Financial Statements and Supplementary Data of this Form 10-K.
This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Net Income
Year Ended December 31, 2025, Compared to Year Ended December 31, 2024. Net income for the year ended December 31, 2025 was $47.0 million, or $3.06 per diluted share, compared to $45.2 million, or $3.26 per diluted share, for the year ended December 31, 2024. Net income is up; however, net income per diluted share is down as a result of the capital raise in December 2024 that increased the number of shares outstanding. The increase in net income over the comparable period in the prior year was primarily attributable to an increase of $37.0 million in net interest income, partially offset by an increase of $10.6 million in BaaS loan expense. The increase in interest income and BaaS loan expense is largely related to growth in CCBX loans. Also contributing to the variance is an increase in BaaS program income of $9.4 million. The increase is partially offset by a $15.8 million increase in salaries and employee benefits, a $4.7 million increase in legal and professional expenses and an $8.0 million increase in data processing and software licenses all related to growth and investments in technology. Additionally, there was an increase in the provision for income taxes of $2.2 million as a result of higher net income, an increase in effective tax rate resulting from an increase in state taxes, and the taxability of certain equity awards.

Net Interest Income
Year Ended December 31, 2025, Compared to Year Ended December 31, 2024. Net interest income for the year ended December 31, 2025, was $310.1 million, compared to $273.0 million for the year ended December 31, 2024, an increase of $37.0 million, or 13.6%. The increase in net interest income compared to the year ended December 31, 2024 was largely related to growth in CCBX loans and a decrease in interest expense as a result of lower interest rates.
Interest and fees on loans totaled $397.6 million for the year ended December 31, 2025 compared to $372.0 million for the year ended December 31, 2024. The $25.6 million increase in interest and fees on loans for the year ended December 31, 2025, compared to the year ended December 31, 2024, was largely due to growth in CCBX and community bank loans. Total average loans receivable for the year ended December 31, 2025 was $3.61 billion, compared to $3.32 billion for the year ended December 31, 2024.
CCBX average loans receivable grew to $1.73 billion for the year ended December 31, 2025, compared to $1.43 billion for the year ended December 31, 2024, an increase of $302.4 million, or 21.2%. Average CCBX yield of 15.87% and 17.39% was earned on CCBX loans for the years ended December 31, 2025 and December 31, 2024, respectively. This decrease in yield on loans receivable is the result of lower rates compared to the prior year period as well as a change in the loan mix. Lower rate capital call lines were $101.5 million higher compared to December 31, 2024. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield.
Community bank average loans receivable was fairly flat at $1.88 billion for the year ended December 31, 2025, compared to $1.89 billion for the year ended December 31, 2024, representing a decrease of $8.5 million, or 0.4%. Average yield of 6.52% was earned on community bank loans for the year ended December 31, 2025, compared to 6.54% for the year ended December 31, 2024.
Interest income from interest earning deposits with other banks was $29.0 million for the year ended December 31, 2025, an increase of $7.7 million largely due to an increase in balances, compared to the year ended December 31, 2024. The average balance of interest earning deposits invested with other banks for the year ended December 31, 2025 was $671.7 million, compared to $405.5 million for the year ended December 31, 2024. Interest income on investment securities decreased $529,000 to $2.5 million. Average investment securities decreased $19.2 million from $65.5 million for the year ended December 31, 2024 to $46.2 million for the year ended December 31, 2025 as a result of maturing securities and principal paydowns.
Interest expense was $119.6 million for the year ended December 31, 2025, a $4.2 million decrease from the year ended December 31, 2024. Interest expense on deposits was $116.9 million for the year ended December 31, 2025, compared to $120.9 million for the year ended December 31, 2024. The $4.0 million decrease in interest expense on deposits was due to decreases in interest rates despite an increase in average interest bearing deposits of $439.2 million. Interest on borrowed funds was $2.6 million for the year ended December 31, 2025 and $2.8 million for the year ended December 31, 2024. The $179,000 decrease in interest expense on borrowed funds from the year ended December 31, 2024 is primarily the result of a decrease in interest rates on the junior subordinated debt, which decreased 1.00% to 6.77% for the year ended December 31, 2025, compared to 7.77% for the year ended December 31, 2024.
Net interest margin was 7.14% for the year ended December 31, 2025, compared to 7.18% for the year ended December 31, 2024. The decrease in net interest margin compared to the year ended December 31, 2024 was largely a result of a decrease of 0.20% for yield on loans and a decrease of 0.93% on interest bearing deposits with other banks partially offset by a decrease of 0.48% for cost of deposits, despite a $439.2 million increase in average interest bearing deposits, many of which were impacted by a lower Fed Funds rate for all of 2025.
Cost of funds was 3.02% for the year ended December 31, 2025, compared to 3.49% for the year ended December 31, 2024. Cost of deposits for the year ended December 31, 2025 was 2.99%, which was a 0.48% decrease, from 3.46% for the year ended December 31, 2024. These decreases were largely due to lower interest rates compared to the prior year period.
Total yield on loans receivable for the year ended December 31, 2025 was 11.00%, compared to 11.20% for the year ended December 31, 2024. This decrease in yield on loans receivable is primarily attributed to lower interest rates and a change in loan mix. For the year ended December 31, 2025, average CCBX loans increased $302.4 million, or 21.2%, with an average CCBX yield of 15.87%, compared to 17.39% for the year ended December 31, 2024. There was a decrease in average community bank loans of $8.5 million, or 0.4%, compared to the year ended December 31, 2024. Average yield on community bank loans for the year ended December 31, 2025 was 6.52%. compared to 6.54% for the year ended December 31, 2024.
The following tables show the average yield on loans and cost of deposits by segment and also illustrates the impact of BaaS loan expense on CCBX yield on loans:

	For the Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
	Yield on Loans	Cost of Deposits	Yield on Loans	Cost of Deposits	Yield on Loans	Cost of Deposits
Community Bank	6.52%	1.71%	6.54%	1.80%	6.20%	1.14%
CCBX (1)	15.87%	3.84%	17.39%	4.70%	16.30%	4.55%
Consolidated	11.00%	2.99%	11.20%	3.46%	10.36%	2.87%
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

	For the Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
(dollars in thousands)	Income / Expense	Income / expense divided by average CCBX loans	Income / Expense	Income / expense divided by average CCBX loans	Income / Expense	Income / expense divided by average CCBX loans
BaaS loan interest income	$274,608	15.87%	$248,286	17.39%	$197,306	16.30%
Less: BaaS loan expense	129,086	7.46%	118,536	8.30%	79,748	6.59%
Net BaaS loan income (1)	$145,522	8.41%	$129,750	9.09%	$117,558	9.71%
Average BaaS Loans(2)	$1,730,016		$1,427,571		$1,210,413
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2) Includes loans held for sale.

For the year ended December 31, 2025, net interest margin (net interest income divided by the average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 7.14% and 6.36%, respectively, compared to 7.18% and 6.25%, respectively, for the year ended December 31, 2024.
The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees, net of loan costs included in interest income, totaled $9.3 million, $8.9 million and $6.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

	Average Balance Sheets For the Year Ended December 31,
	2025			2024			2023
(dollars in thousands)	Average Balance	Interest & Dividends	Yield / Cost	Average Balance	Interest & Dividends	Yield / Cost	Average Balance	Interest & Dividends	Yield / Cost
Assets
Interest earning assets:
Interest earning deposits with other banks	$671,710	$28,972	4.31%	$405,515	$21,265	5.24%	$295,808	$15,346	5.19%
Investment securities, available for sale (1)	33	1	3.03	16,162	350	2.17	100,260	2,158	2.15
Investment securities, held to maturity (1)	46,213	2,526	5.47	49,320	2,706	5.49	19,918	1,039	5.22
Other investments	12,534	531	4.24	10,696	435	4.07	11,512	387	3.36
Loans receivable (2)	3,614,728	397,587	11.00	3,320,582	372,021	11.20	2,936,908	304,289	10.36
Total interest earning assets	4,345,218	429,617	9.89	3,802,275	396,777	10.44	3,364,406	323,219	9.61
Noninterest earning assets:
Allowance for credit losses	(168,421)			(140,433)			(91,194)
Other noninterest earning assets	296,684			257,951			198,071
Total assets	$4,473,481			$3,919,793			$3,471,283

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$3,344,366	$116,914	3.50%	$2,905,202	$120,932	4.16%	$2,395,012	$89,000	3.72%
FHLB advances and other borrowings	1	2	—	2,854	144	5.05	—	—	—
Subordinated debt	44,364	2,393	5.39	44,216	2,394	5.41	44,066	2,373	5.39
Junior subordinated debentures	3,592	243	6.77	3,590	279	7.77	3,589	271	7.55
Total interest bearing liabilities	3,392,323	119,552	3.52	2,955,862	123,749	4.19	2,442,667	91,644	3.75
Noninterest bearing deposits	568,682			586,477			707,641
Other liabilities	50,421			56,996			49,271
Total shareholders' equity	462,055			320,458			271,704
Total liabilities and shareholders' equity	$4,473,481			$3,919,793			$3,471,283
Net interest income		$310,065			$273,028			$231,575
Interest rate spread			6.36%			6.25%			5.86%
Net interest margin (3)			7.14%			7.18%			6.88%
(1) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2) Includes loans held for sale and nonaccrual loans.
(3) Net interest margin represents net interest income divided by the average total interest earning assets.

The following table presents an analysis of certain average balances, interest income and interest expense that are specific to each segment. Items that are not directly attributed to the segment are not listed:

	For the Year Ended
	December 31, 2025			December 31, 2024			December 31, 2023
(dollars in thousands)	Average Balance	Interest & Dividends	Yield / Cost	Average Balance	Interest & Dividends	Yield / Cost	Average Balance	Interest & Dividends	Yield / Cost
Community Bank
Assets
Interest earning assets:
Loans receivable (1)	$1,884,526	$122,956	6.52%	$1,893,011	$123,735	6.54%	$1,726,495	$106,983	6.20%
Total interest earning assets	1,884,526	122,956	6.52	1,893,011	123,735	6.54	1,726,495	106,983	6.20
Liabilities
Interest bearing liabilities:
Interest bearing deposits	1,070,866	26,805	2.50	968,206	26,897	2.78	900,516	17,354	1.93
Intrabank liability, net (6)	319,038	13,788	4.32	401,027	21,265	5.30	198,176	10,404	5.25
Total interest bearing liabilities	1,389,904	40,593	2.92	1,369,233	48,162	3.52	1,098,692	27,758	2.53
Noninterest bearing deposits	494,622			523,778			627,803
Net interest income		$82,363			$75,573			$79,225
Net interest margin (2)			4.37%			3.99%			4.59%

CCBX
Assets
Interest earning assets:
Loans receivable (1)(3)	$1,730,016	$274,608	15.87%	$1,427,571	$248,286	17.39%	$1,210,413	$197,306	16.30%
Intrabank asset, net (6)	617,544	26,673	4.32	572,124	30,221	5.28	363,921	19,071	5.24
Total interest earning assets	2,347,560	301,281	12.83	1,999,695	278,507	13.93	1,574,334	216,377	13.74
Liabilities
Interest bearing liabilities:
Interest bearing deposits	2,273,500	90,109	3.96	1,936,996	94,035	4.85	1,494,496	71,646	4.79
Total interest bearing liabilities	2,273,500	90,109	3.96	1,936,996	94,035	4.85	1,494,496	71,646	4.79
Noninterest bearing deposits	74,060			62,699			79,838
Net interest income		$211,172			$184,472			$144,731
Net interest margin (2)			9.00%			9.23%			9.19%
Net interest margin, net of BaaS loan expense (4)			3.50%			3.30%			4.13%
	For the Year Ended

	December 31, 2025			December 31, 2024			December 31, 2023
(dollars in thousands)	Average Balance	Interest & Dividends	Yield / Cost	Average Balance	Interest & Dividends	Yield / Cost	Average Balance	Interest & Dividends	Yield / Cost
Treasury & Administration
Assets
Interest earning assets:
Loans receivable (1)	$186	$23	12.37%	$—	$—	—%	$—	$—	—%
Interest earning deposits with other banks	671,710	28,972	4.31	405,515	21,265	5.24	295,808	15,346	5.19
Investment securities, available for sale (5)	33	1	3.03	16,162	350	2.17	100,260	2,158	2.15
Investment securities, held to maturity (5)	46,213	2,526	5.47	49,320	2,706	5.49	19,918	1,039	5.22
Other investments	12,534	531	4.24	10,696	435	4.07	11,512	387	3.36
Total interest earning assets	730,676	32,053	4.39	481,693	24,756	5.14	427,498	18,930	4.43
Liabilities
Interest bearing liabilities:
FHLB advances and borrowings	1	2	—%	2,854	144	5.05%	—	—	—%
Subordinated debt	44,364	2,393	5.39	44,216	2,394	5.41	44,066	2,373	5.39
Junior subordinated debentures	3,592	243	6.77	3,590	279	7.77	3,589	271	7.55
Intrabank liability, net (6)	298,506	12,885	4.32	171,097	8,956	5.23	165,745	8,667	5.23
Total interest bearing liabilities	346,463	15,523	4.48	221,757	11,773	5.31	213,400	11,311	5.30
Net interest income		$16,530			$12,983			$7,619
Net interest margin (2)			2.26%			2.70%			1.78%
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

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the $32.4 million increase in loan interest income that is attributable to an increase in loan volume partially offset by a decrease of $6.8 million in loan interest income attributed to a decrease in loan rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Year Ended December 31, 2025 Compared to Year Ended December 31, 2024			Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate		Volume	Rate
Interest income:
Interest earning deposits	$11,481	$(3,774)	$7,707	$5,753	$166	$5,919
Investment securities, available-for-sale	(489)	140	(349)	(1,821)	13	(1,808)
Investment securities, held-to-maturity	(170)	(10)	(180)	1,613	54	1,667
Other Investments	78	18	96	(33)	81	48
Loans receivable	32,353	(6,787)	25,566	42,917	24,815	67,732
Total increase in interest income	43,253	(10,413)	32,840	48,429	25,129	73,558

Interest expense:
Interest bearing deposits	15,353	(19,371)	(4,018)	21,208	10,724	31,932
FHLB advances	(5,706)	5,564	(142)	144	—	144
Subordinated debt	8	(9)	(1)	8	13	21
Junior subordinated debentures	—	(36)	(36)	—	8	8
Total increase in interest expense	9,655	(13,852)	(4,197)	21,360	10,745	32,105
Increase in net interest income	$33,598	$3,439	$37,037	$27,069	$14,384	$41,453

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
The macro economic environment is continuously changing, primarily due to the pace of economic growth, inflation, changing interest rates, global trade tensions, tariffs, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters, and trade issues that may impact the provision and therefore the allowance. Gross loans, excluding loans held for sale, totaled $3.75 billion at December 31, 2025. The allowance for credit losses as a percentage of loans was 4.52% at December 31, 2025, compared to 5.08% at December 31, 2024.

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
Year Ended December 31, 2025, Compared to Year Ended December 31, 2024. The provision for credit losses - loans for the year ended December 31, 2025, was $189.4 million compared to $275.7 million for the year ended December 31, 2024. The decrease in the Company’s provision for credit losses - loans during the year ended December 31, 2025, is largely related to improvement in the performance of the CCBX portfolio and our focus on originating higher quality CCBX loans resulting in lower historical loss factors. During the year ended December 31, 2025, a $190.0 million provision for credit losses - loans was recorded for loans originated through CCBX partners based on management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a recapture of $666,000 was needed for the year ended December 31, 2025 due to a change in loan mix and updated prepayment speeds, partially offset by a slight increase in economic uncertainty.
The following table shows the provision expense by segment for the periods indicated:

	Year Ended
(dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Community bank	$(666)	$(2,130)	$1,322
CCBX	190,035	277,793	182,721
Total provision expense	$189,369	$275,663	$184,043
Net charge-offs for the year ended December 31, 2025 totaled $196.8 million, or 5.45% of total average loans, as compared to net charge-offs of $216.1 million, or 6.51% of total average loans, for the year ended December 31, 2024. Net charge-offs decreased in 2025 compared to 2024 as a result of the improvement in the performance of loans originated through CCBX partners and our focus on originating higher quality CCBX loans. In accordance with GAAP, CCBX losses are recorded as charge-offs, but CCBX partner agreements provide for a credit enhancement that indemnifies the Bank from incurred losses, and as a result CCBX partners reimburse the Bank for net-charge-offs on CCBX loans and negative deposit accounts, except in accordance with the program agreement for one partner where the Company is responsible for credit losses on approximately 5% of a $321.3 million loan portfolio. At December 31, 2025, our portion of this portfolio represented $22.1 million in loans. Provision expense on these loans was $4.9 million and $6.0 million for the years ended December 31, 2025 and 2024, respectively, with net charge-offs of $4.6 million in 2025 and $5.6 million in 2024. In 2025, $196.8 million of net-charge-offs were recognized for CCBX loans and $27,000 of net charge-offs were recognized for community bank loans. In 2024, $215.5 million of charge-offs were recognized for CCBX loans and $540,000 of net charge-offs were recognized for community bank loans.

The following table show the total charge-off activity by segment for the periods indicated:

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
(dollars in thousands)	Community Bank	CCBX	Total	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$57	$217,132	$217,189	$554	$228,537	$229,091	$64	$151,933	$151,997
Gross recoveries	(30)	(20,326)	(20,356)	(14)	(13,027)	(13,041)	(12)	(7,442)	(7,454)
Net charge-offs	$27	$196,806	$196,833	$540	$215,510	$216,050	$52	$144,491	$144,543
Net charge-offs to average loans	0.00%	11.38%	5.45%	0.03%	15.10%	6.51%	0.00%	11.94%	4.92%
% of CCBX net charge-offs covered by credit enhancement		97.7%			97.4%			97.5%

Noninterest Income
Our primary sources of recurring noninterest income are BaaS indemnification income, BaaS program income and service charges and fees. Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest or similar method.
For the year ended December 31, 2025, noninterest income totaled $231.6 million, a decrease of $76.6 million, or (24.9)%, compared to $308.2 million for the year ended December 31, 2024. The decrease is largely attributed to lower BaaS indemnification income which is related to lower provision for credit losses on CCBX loans, partially offset by an increase of $9.4 million in BaaS program income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Year Ended December 31,			2025 compared to 2024		2024 compared to 2023
(dollars in thousands)	2025	2024	2023	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change
Service charges and fees	$3,558	$3,738	$3,854	$(180)	(4.8%)	$(116)	(3.0%)
Loan referral fees	—	168	683	(168)	(100.0)	(515)	(75.4)
Gain on sales of loans, net	—	—	253	—	100.0	(253)	(100.0)
Unrealized gain (loss) on equity securities, net	(414)	27	279	(441)	(1,633.3)	(252)	(90.3)
Other	3,306	1,524	884	1,782	116.9	640	72.4
Noninterest income, excluding BaaS program income and BaaS indemnification income	6,450	5,457	5,953	993	18.2	(496)	(8.3)
Servicing and other BaaS fees	5,795	4,743	3,855	1,052	22.2	888	23.0
Transaction and interchange fees	18,744	12,843	8,263	5,901	45.9	4,580	55.4
Reimbursement of expenses	4,952	2,489	1,122	2,463	99.0	1,367	121.8
BaaS program income	29,491	20,075	13,240	9,416	46.9	6,835	51.6
BaaS credit enhancements	187,653	272,839	177,764	(85,186)	(31.2)	95,075	53.5
BaaS fraud enhancements	8,014	9,834	7,165	(1,820)	(18.5)	2,669	37.3
BaaS indemnification income	195,667	282,673	184,929	(87,006)	(30.8)	97,744	52.9
Total BaaS income	$225,158	$302,748	$198,169	$(77,590)	(25.6)	$104,579	52.8
Total noninterest income	$231,608	$308,205	$204,122	$(76,597)	(24.9%)	$104,083	51.0%
A description of our largest noninterest income categories are below:
BaaS Income. Our CCBX segment provides BaaS offerings that enable our digital financial service providers to offer their customers banking services. In exchange for providing these services, we earn fixed fees, volume-based fees and reimbursement of costs depending on the program agreement. Servicing and other BaaS fees are typically higher with new partners who have minimum contractual fees. Transaction and interchange fees increase as partner activity increases. As a result, we generally expect servicing and other fees to decrease and transaction and interchange fees to increase as partner activity grows and contracted minimum fees are replaced with recurring fees which then exceed the minimum contractual fees. Increases in BaaS reimbursement of fees offsets increases in noninterest expense from BaaS expenses covered by CCBX partners. In accordance with GAAP, we recognize the reimbursement of noncredit fraud losses on loans and deposits originated through partners and credit enhancements related to the allowance for credit losses and reserve for unfunded commitments provided by the partner as revenue in BaaS income. CCBX credit losses are recognized in the allowance for credit losses - loans, and fraud losses are expensed in noninterest expense under BaaS fraud expense. Also in accordance with GAAP, we establish a credit enhancement asset for expected future credit losses through the recognition of BaaS credit enhancement revenue at the same time we establish an allowance for those loans though a provision for credit losses - loans. For more information on the accounting for BaaS allowance for credit losses, reserve for unfunded commitments, credit enhancements and fraud enhancements see the section titled “CCBX – BaaS Reporting Information.”

For the year ended December 31, 2025, we earned $225.2 million in BaaS fees, which was a decrease of $77.6 million, or 25.6%, over the year ended December 31, 2024, when we earned $302.7 million in BaaS fees. The decrease from the year ended December 31, 2024 was primarily due to a decrease of $85.2 million in BaaS credit enhancements related to the allowance for credit losses and reserve for unfunded commitments and a decrease of $1.8 million in BaaS fraud enhancements, partially offset by an increase of $9.4 million in total BaaS fee program income, which was the result of increased partner activity.
Service Charges and Fees. Service charges and fees include service charges on accounts, point-of-sale fees, merchant services fees and overdraft fees. Together they constitute the largest component of our noninterest income, outside of BaaS fee income. Service charges and fees were $3.6 million for the year ended December 31, 2025, a decrease of $180,000, or 4.8%, from the prior year primarily due to decreases in point-of-sale fees of $194,000 partially offset by an increase in service charges on deposit accounts of $9,000.
The following table presents service charges and fees for the periods indicated:

	Year Ended December 31,			2025 compared to 2024		2024 compared to 2023
(dollars in thousands)	2025	2024	2023	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change
Point of sale fees	$1,808	$2,002	$2,176	(194)	(9.7)%	$(174)	(8.0%)
Service charges on accounts	596	587	500	9	1.5	87	17.4
Merchant services	495	487	498	8	1.6	(11)	(2.2)
ATM fees	246	259	239	(13)	(5.0)	20	8.4
Overdraft and NSF fees	207	198	213	9	4.5	(15)	(7.0)
Cash management fees	81	78	98	3	3.8	(20)	(20.5)
Other	125	127	130	(2)	(1.6)	(3)	(2.3)
	$3,558	$3,738	$3,854	$(180)	(4.8)%	$(116)	(3.0%)
Loan Referral Fees. We earn loan referral fees when we originate a variable rate loan and the borrower enters into an interest rate swap agreement with a third party to fix the interest rate for an extended period, usually 20 or 25 years. We recognize the loan referral fee for arranging the interest rate swap. By facilitating interest rate swaps to our clients, we are able to provide them with a long-term, fixed interest rate without assuming the interest rate risk. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps. The recognition of loan referral fees fluctuates in response to these market conditions and as a result we may recognize more or less, or may not recognize any, loan referral fees in some periods. Current market conditions are making interest rate swap agreements less attractive in the higher rate environment. Loan referral fees were $0 for the year ended December 31, 2025, a decrease of $168,000, or 100.0%, from the year ended December 31, 2024. Interest rate volatility, swap rates, and the timing of loan closings all impact the demand for long-term fixed rate swaps.
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
Unrealized gain (loss) on equity securities, net. During the year ended December 31, 2025, we recognized an unrealized loss on equity securities of $414,000, compared to the year ended December 31, 2024, when we recognized a $27,000 unrealized holding gain on equity securities. We hold $3.3 million in equity securities focused on entities providing products to the BaaS and financial services space.

Other. This category includes a variety of other income-producing activities, credit card fee income, wire transfer fees, interest earned on bank owned life insurance (“BOLI”), and SBA and USDA servicing fees. Other noninterest income increased $1.8 million, or 116.9%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, due in large part to the addition of sweep fee income in 2025.
Noninterest Expense
Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest components of noninterest expense are BaaS loan and fraud expense combined and salaries and employee benefits. Noninterest expense also includes operational expenses, such as legal and professional expenses, data processing and software licenses, occupancy, point of sale expenses, FDIC assessments, director and staff expenses, excise taxes, marketing and other expenses.
For the year ended December 31, 2025, noninterest expense totaled $287.8 million, an increase of $41.5 million, or 16.8%, compared to $246.3 million for the year ended December 31, 2024. Noninterest expense, excluding BaaS loan and BaaS fraud expense totaled $150.7 million and increased $32.8 million, or 27.8%. The $15.8 million increase in salaries and employee benefits, $4.7 million increase in legal and professional expenses and $8.0 million increase in data processing and software licenses are all related to growth and enhancements in technology all of which are related to the growth of the Company and investments in technology and risk management.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Year Ended December 31,			2025 compared to 2024		2024 compared to 2023
(dollars in thousands)	2025	2024	2023	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change
Salaries and employee benefits	$85,774	$69,927	$66,461	$15,847	22.7%	$3,466	5.2%
Legal and professional expenses	20,254	15,506	14,803	4,748	30.6	703	4.7
Data processing and software licenses	23,515	15,470	9,349	8,045	52.0	6,121	65.5
Point of sale expense	350	325	481	25	7.7	(156)	(32.4)
Occupancy	3,992	3,936	4,172	56	1.4	(236)	(5.7)
FDIC assessments	3,177	2,863	2,524	314	11.0	339	13.4
Director and staff expenses	2,657	2,112	2,152	545	25.8	(40)	(1.9)
Excise taxes	2,855	1,154	1,976	1,701	147.4	(822)	(41.6)
Marketing	631	162	517	469	289.5	(355)	(68.7)
Other	7,492	6,484	5,224	1,008	15.5	1,260	24.1
Noninterest expense, excluding BaaS loan and BaaS fraud expense	150,697	117,939	107,659	32,758	27.8	10,280	9.5
BaaS loan expense	129,086	118,536	79,748	10,550	8.9	38,788	48.6
BaaS fraud expense	8,014	9,834	7,165	(1,820)	(18.5)	2,669	37.3
BaaS loan and fraud expense	137,100	128,370	86,913	8,730	6.8	41,457	47.7
Total noninterest expense	$287,797	$246,309	$194,572	$41,488	16.8%	$51,737	26.6%

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense, excluding BaaS loan expense, and include payroll expense, incentive compensation costs, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $85.8 million for the year ended December 31, 2025, an increase of $15.8 million, or 22.7%, compared to $69.9 million for the year ended December 31, 2024. Contributing to the year-over-year variance in salaries and employee benefits was $2.1 million of employee restructuring costs related to organizational changes, including severance and other termination-related expenses. These costs included approximately $2.5 million of non-recurring stock-based compensation associated with accelerated vesting and modification-date fair value adjustments of equity awards in connection with employee departures, partially offset by a $2.0 million credit to salaries and employee benefits due to the forfeiture of other equity awards. As our CCBX activities grow and we invest more in technology, we expect some continued growth in number of employees to support these lines of business but are also working to automate our processes to reduce and/or slow future growth in hiring.
Legal and Professional Expenses. Legal and professional costs include legal, audit and accounting expenses, consulting fees, and fees for recruiting and hiring employees. These expenses fluctuate with the development of contracts for CCBX customers, audit and accounting needs, and are impacted by our reporting cycle and timing of legal and professional services. The expenses also reflect the costs associated with our infrastructure enhancement projects to improve our processing, automate processes, reduce compliance costs and enhance our data management. Legal and professional expenses were $20.3 million for the year ended December 31, 2025 compared to $15.5 million for the year ended December 31, 2024, which is an increase of $4.7 million, or 30.6%.
Data Processing and Software Licenses. Data processing and software licenses include expenses related to obtaining and maintaining software required for our various functions and additional investments in software development and the amortization of those costs. Capitalized software totaled $17.3 million as of December 31, 2025, compared to $15.7 million as of December 31, 2024. Data processing costs include all of our customer transaction processing and data storage, computer processing, and network costs. Data processing costs grow as we grow and add new products, customers and branches and enhance technology. Additionally, CCBX data processing expenses and software that aids in the reporting of CCBX activities and monitoring of transactions that helps to automate and create other efficiencies in reporting have resulted in increased expenses in the category. These expenses are expected to increase as we invest more in automated processing and as we grow product lines and our CCBX segment. Amortization of capitalized software totaled $5.1 million for the year ended December 31, 2025, compared to $3.0 million for the year ended December 31, 2024. Data processing costs were $23.5 million for the year ended December 31, 2025, compared to $15.5 million for the year ended December 31, 2024, an increase of $8.0 million, or 52.0%.
Occupancy Expenses. Occupancy expenses were $4.0 million for the year ended December 31, 2025, compared to $3.9 million for the year ended December 31, 2024, an increase of $56,000, or 1.4%. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $1.5 million for years ended December 31, 2025 and 2024. Occupancy expenses include rent, utilities, janitorial and other maintenance expenses, property insurances and taxes. Also included is depreciation on building, leasehold, furniture, fixtures and equipment. Our hybrid and remote workforce has increased, which helps keep some occupancy expenses down, however we do expect occupancy expenses to increase as we continue to grow.
Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses. Expenses will fluctuate depending upon conferences and other professional events that are attended by employees as well as expenses related to employee travel, and continuing education. Director and staff expenses were $2.7 million for the year ended December 31, 2025 compared to $2.1 million for the year ended December 31, 2024, an increase of $545,000, or 25.8%.
Excise Taxes. Excise taxes are assessed on Washington state income and are based on gross income. Gross income is reduced by certain allowed deductions, and income attributed to other states is also removed to arrive at the taxable base. Excise taxes increased primarily as a result of increased income subject to excise taxes. CCBX income is sourced to the state where the partner does business, and the majority of partners are located outside the state of Washington. The year-over-year $1.7 million increase is largely due to a $1.2 million refund recorded during the year ended December 31, 2024, for which there was no similar entry in 2025. Excise taxes were $2.9 million for the year ended December 31, 2025, compared to $1.2 million for the year ended December 31, 2024, an increase of $1.7 million, or 147.4%.

Marketing. Marketing and promotion costs were $631,000 for the year ended December 31, 2025, compared to $162,000 for the year ended December 31, 2024, an increase of $469,000, or 289.5%. Marketing and promotion costs will vary depending upon the deployment of branding and targeted advertising for the community bank and CCBX. We expect costs to increase as we expand our marketing plan.
Other. This category includes dues and memberships, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officer’s insurance, donations and other expenses. Other noninterest expense increased to $7.5 million for the year ended December 31, 2025, compared to $6.5 million for the year ended December 31, 2024, an increase of $1.0 million, or 15.5%. Contributing to the increase was the $700,000 recognition of a payable related to the settlement of an employment-related matter.
BaaS loan and fraud expense. Our CCBX segment provides BaaS offerings that enable our digital financial service providers to offer their customers banking services. Included in BaaS loan and fraud expense is partner loan expense including overdraft balances and BaaS fraud expense. Partner loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. BaaS fraud expense represents noncredit fraud losses on loans and deposits originated through partners. Fraud losses are recorded when incurred as losses in noninterest expense, and the reimbursement from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. For the year ended December 31, 2025, BaaS loan and fraud expense was $137.1 million, compared to $128.4 million for the year ended December 31, 2024 as a result of increased partner activity. For more information on the accounting for BaaS loan and fraud expenses see the section titled “CCBX – BaaS Reporting Information.”
The following table presents, for the periods indicated, the BaaS loan and fraud expenses:

	Year Ended December 31,			2025 compared to 2024	2024 compared to 2023
(dollars in thousands)	2025	2024	2023	Increase (Decrease)	Increase (Decrease)
BaaS loan expense	$129,086	$118,536	$79,748	$10,550	$38,788
BaaS fraud expense	8,014	9,834	7,165	(1,820)	2,669
Total BaaS loan and fraud expense	$137,100	$128,370	$86,913	$8,730	$41,457

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
On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act, (the "Act") into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Act also made certain changes to the deductibility of the cost of meals and charitable contributions that are effective for tax years beginning after December 31, 2025. The Company is taking advantage of the immediate deductibility of R&D expenditures, which has positively impacted the tax provision and resulted in a deferred tax liability as of December 31, 2025.

Year Ended December 31, 2025, Compared to Year Ended December 31, 2024. For the year ended December 31, 2025, income tax expense totaled $14.3 million, compared to $12.1 million for the year ended December 31, 2024. Our effective tax rates for the years ended December 31, 2025, and 2024, was 23.3% and 21.1%, respectively. The $2.2 million increase in income tax expense was largely due to an increase in the state income tax rate used to calculate provision for income taxes and higher net income before income taxes. The deductibility of certain equity awards also impacts income tax expense.

Segment Information
Based on the criteria of ASC 280, Segment Reporting, we have identified three segments: the community bank, CCBX and treasury & administration. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). We also have a loan production office which is located in King county. The CCBX segment provides banking as a service (“BaaS”) that allows our digital financial service partners to offer their customers banking services. The CCBX segment had 28 relationships, at varying stages, including one signed letter of intent as of December 31, 2025. The treasury & administration segment includes treasury management, overall administration and all other aspects of the Company.
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

The following table presents summary financial information for each segment for the periods indicated:

	December 31, 2025				December 31, 2024
(dollars in thousands)	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Assets
Cash and due from banks	$4,243	$750	$731,977	$736,970	$4,510	$10,894	$437,109	$452,513
Intrabank asset	$—	$633,600	$(633,600)	$—	$—	$411,768	$(411,768)	$—
Securities	—	—	48,247	48,247	—	—	47,321	47,321
Loans held for sale	—	71,216	—	71,216	—	20,600	—	20,600
Total loans receivable	1,941,979	1,807,552	—	3,749,531	1,882,988	1,603,577	—	3,486,565
Allowance for credit losses	(18,231)	(151,299)	—	(169,530)	(18,924)	(158,070)	—	(176,994)
All other assets	29,809	235,137	40,057	305,003	28,272	211,039	51,892	291,203
Total assets	$1,957,800	$2,596,956	$186,681	$4,741,437	$1,896,846	$2,099,808	$124,554	$4,121,208
Liabilities
Total deposits	$1,586,359	$2,557,840	$—	$4,144,199	$1,521,244	$2,064,088	$—	$3,585,332
Total borrowings	—	—	48,036	48,036	—	—	47,884	47,884
Intrabank liability	$366,216	$—	$(366,216)	$—	$367,540	$—	$(367,540)	$—
All other liabilities	5,225	39,116	13,902	58,243	8,062	35,720	5,506	49,288
Total liabilities	$1,957,800	$2,596,956	$(304,278)	$4,250,478	$1,896,846	$2,099,808	$(314,150)	$3,682,504

Community Bank
Community bank total assets as of December 31, 2025 increased $61.0 million, or 3.2%, to $1.96 billion, compared to $1.90 billion as of December 31, 2024. Loans receivable net of deferred fees for the community bank segment increased $59.0 million, or 3.1%, to $1.94 billion as of December 31, 2025, compared to $1.88 billion as of December 31, 2024. The increase in community bank loans receivable is the result of loan growth and normal balance fluctuations. Total community bank deposits increased $65.1 million, or 4.28%, as of December 31, 2025, compared to $1.52 billion as of December 31, 2024. Our cost of deposits for the community bank was 1.71% for the year ended December 31, 2025.
CCBX
CCBX total assets as of December 31, 2025 increased $497.1 million, or 23.7%, to $2.60 billion, compared to $2.10 billion as of December 31, 2024. During the year ended December 31, 2025, $6.69 billion in CCBX loans were transferred to loans held for sale, with $6.64 billion in loans sold and $71.2 million loans remaining in loans held for sale as of December 31, 2025 compared to $20.6 million at December 31, 2024. We continue to reposition ourselves by managing CCBX credit and concentration levels in an effort to optimize our loan portfolio earnings and generate off balance sheet fee income. We retain a portion of the fee income for our role in processing transactions on sold credit card balances. This is expected to provide an on-going and recurring revenue stream without the additional on balance sheet risk. Total CCBX loans receivable increased $204.0 million, or 12.7%, to $1.81 billion as of December 31, 2025, compared to $1.60 billion as of December 31, 2024. The increase in loans receivable is the result of increased activity with CCBX partners, net of $6.64 billion in loan sales. As a result of an increase in the difference of average deposits compared to average loans the intrabank asset increased $221.8 million to $633.6 million as of December 31, 2025, compared to $411.8 million as of December 31, 2024. CCBX allowance for credit losses decreased to $151.3 million as of December 31, 2025, compared to $158.1 million as of December 31, 2024. The decrease in the allowance is due to an improvement in the performance of the CCBX portfolio and our focus on originating higher quality CCBX loans resulting in lower historical loss factors. As we continue to originate higher quality loans, these become a greater proportion of the CCBX portfolio, resulting in an improvement in expected losses and a reduced allowance. CCBX partner agreements provide for credit enhancements that cover $192.2 million, or 97.7%, of the charge-offs on CCBX loans for the year ended December 31, 2025. CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio. Total CCBX deposits increased $493.8 million, or 23.9%, to $2.56 billion, compared to $2.06 billion as of December 31, 2024, primarily as a result of growth within the CCBX relationships and new partnerships. This does not include an additional $843.6 million in CCBX deposits that were transferred off balance sheet to provide for increased FDIC insurance coverage to certain customers, compared to $273.2 million as of December 31, 2024.
Treasury & administration total assets as of December 31, 2025 increased $62.1 million, or 49.9%, to $186.7 million, compared to $124.6 million as of December 31, 2024, primarily due to an increase in cash and due from banks. Total securities increased $926,000, or 2.0%, to $48.2 million as of December 31, 2025, compared to $47.3 million as of December 31, 2024, due to the purchase of CRA securities, partially offset by principal repayments on securities. Total borrowings were $48.0 million as of both December 31, 2025 and December 31, 2024.

The following table presents summary financial information for each segment for the periods indicated.

	Year Ended
	December 31, 2025				December 31, 2024				December 31, 2023
(dollars in thousands)	Community Bank	CCBX	Treasury & Admin	Total	Community Bank	CCBX	Treasury & Admin	Total	Community Bank	CCBX	Treasury & Admin	Total
INTEREST INCOME AND EXPENSE
Interest income	$122,956	$274,608	$32,053	$429,617	$123,735	$248,286	$24,756	$396,777	$106,983	$197,306	$18,930	$323,219
Interest (expense) income intrabank transfer	(13,788)	26,673	(12,885)	—	(21,265)	30,221	(8,956)	—	(10,404)	19,071	(8,667)	—
Interest expense	26,805	90,109	2,638	119,552	26,897	94,035	2,817	123,749	17,354	71,646	2,644	91,644
Net interest income	82,363	211,172	16,530	310,065	75,573	184,472	12,983	273,028	79,225	144,731	7,619	231,575
Provision for credit losses	(504)	193,135	—	192,631	(1,373)	278,980	—	277,607	1,111	182,881	—	183,992
Net interest income (expense) after provision (recapture) for credit losses	82,867	18,037	16,530	117,434	76,946	(94,508)	12,983	(4,579)	78,114	(38,150)	7,619	47,583
NONINTEREST INCOME
Service charges and fees	3,494	64	—	3,558	3,691	47	—	3,738	3,810	44	—	3,854
Other income	603	1,206	1,083	2,892	751	76	892	1,719	1,165	433	501	2,099
BaaS program income	—	29,491	—	29,491	—	20,075	—	20,075	—	13,240	—	13,240
BaaS indemnification income	—	195,667	—	195,667	—	282,673	—	282,673	—	184,929	—	184,929
Noninterest income	4,097	226,428	1,083	231,608	4,442	302,871	892	308,205	4,975	198,646	501	204,122

	Year Ended
	December 31, 2025				December 31, 2024				December 31, 2023
(dollars in thousands)	Community Bank	CCBX	Treasury & Admin	Total	Community Bank	CCBX	Treasury & Admin	Total	Community Bank	CCBX	Treasury & Admin	Total
NONINTEREST EXPENSE
Salaries and employee benefits	30,734	35,727	19,313	85,774	24,432	28,909	16,586	69,927	24,104	25,159	17,198	66,461
Occupancy	3,285	406	301	3,992	3,401	333	202	3,936	3,741	321	110	4,172
Data processing and software licenses	6,092	14,117	3,306	23,515	4,759	4,029	6,682	15,470	4,595	2,321	2,433	9,349
Legal and professional expenses	1,364	9,141	9,749	20,254	99	8,904	6,503	15,506	1,580	9,645	3,578	14,803
Other expense	6,395	6,917	3,850	17,162	3,845	4,727	4,528	13,100	3,954	3,759	5,161	12,874
BaaS loan expense	—	129,086	—	129,086	—	118,536	—	118,536	—	79,748	—	79,748
BaaS fraud expense	—	8,014	—	8,014	—	9,834	—	9,834	—	7,165	—	7,165
Total noninterest expense	47,870	203,408	36,519	287,797	36,536	175,272	34,501	246,309	37,974	128,118	28,480	194,572
Net income before income taxes	$39,094	$41,057	$(18,906)	$61,245	$44,852	$33,091	$(20,626)	$57,317	$45,115	$32,378	$(20,360)	$57,133
Income taxes	7,935	10,749	(4,432)	14,252	8,870	7,999	(4,771)	12,098	9,913	7,116	(4,475)	12,554
Net income (loss)	31,159	30,308	(14,474)	46,993	35,982	25,092	(15,855)	45,219	35,202	25,262	(15,885)	44,579

Community Bank
Year Ended December 31, 2025, Compared to Year Ended December 31, 2024. Net interest income for the community bank was $82.4 million for the year ended December 31, 2025, an increase of $6.8 million, or 9.0%, compared to $75.6 million for the year ended December 31, 2024. The increase in net interest income is due to lower interest expense, due largely to lower interest rates, on the intrabank transfer. As a result of the community bank having higher average loans than deposits for the year ended December 31, 2025 compared to the year ended December 31, 2024, an intrabank interest expense for the community bank of $13.8 million was recorded for the year ended December 31, 2025, compared to intrabank interest expense of $21.3 million for the year ended December 31, 2024. This was partially offset by lower interest income on loans due to a change in loan mix. There was a provision recapture for credit losses for the community bank of $504,000 for the year ended December 31, 2025, compared to a provision recapture for credit losses of $1.4 million for the year ended December 31, 2024. Net charge-offs to average loans for the community bank segment have remained consistently low and was 0.00% and 0.03% for the year ended December 31, 2025 and December 31, 2024, respectively. Noninterest income for the community bank was $4.1 million for the year ended December 31, 2025, a decrease of $345,000, or 7.8%, compared to $4.4 million for the year ended December 31, 2024. Loan referral fees decreased $168,000 for the year ended December 31, 2025 compared to the year ended December 31, 2024. The recognition of loan referral fees fluctuates in response to market conditions and as a result we may recognize more or less, or may not recognize any, loan referral fees in some periods. Noninterest expenses for the community bank increased $11.3 million, or 31.0%, to $47.9 million as of December 31, 2025, compared to $36.5 million as of December 31, 2024. The increase in noninterest expense is largely due to higher salaries and employee benefits, data processing and software licenses and legal and professional expenses all of which are related to the growth of Company and investments in technology and risk management. We continue to invest in our infrastructure and the automation of our processes so that they are scalable.
CCBX
Year Ended December 31, 2025, Compared to Year Ended December 31, 2024. Net interest income for CCBX was $211.2 million for the year ended December 31, 2025, an increase of $26.7 million, or 14.5%, compared to $184.5 million for the year ended December 31, 2024. The increase in net interest income is due to loan growth from active CCBX relationships. During the year ended December 31, 2025, we sold $6.64 billion in CCBX loans as part of our strategy to optimize our CCBX portfolio, manage growth, credit quality, portfolio and partner limits. We are retaining a portion of the transaction processing fee income on sold credit card receivables which provides ongoing and recurring income without balance sheet risk. As a result of having higher average deposits than loans, but lower interest rates, for the year ended December 31, 2025 compared to the year ended December 31, 2024 intrabank interest income for CCBX was $26.7 million for the year ended December 31, 2025, compared to $30.2 million for the year ended December 31, 2024. Provision for credit losses was $193.1 million for the year ended December 31, 2025, compared to $279.0 million for the year ended December 31, 2024. The decrease in the provision is due to a change in loan mix and an improvement in the performance of the CCBX portfolio and our focus on originating higher quality CCBX loans resulting in lower historical loss factors. As we continue to originate higher quality loans, these become a greater proportion of the CCBX portfolio, resulting in an improvement in expected losses and lower provision expense. Noninterest income for CCBX was $226.4 million for the year ended December 31, 2025, a decrease of $76.4 million, or 25.2%, compared to $302.9 million for the year ended December 31, 2024, due to a decrease of $85.2 million in BaaS credit enhancements related to the allowance for credit losses and a $1.8 million decrease in BaaS fraud enhancements, partially offset by a $9.4 million increase in total BaaS program income, which was the result of increased activity with our CCBX partners. Noninterest expenses for CCBX increased $28.1 million, or 16.1%, to $203.4 million for the year ended December 31, 2025, compared to $175.3 million for the year ended December 31, 2024. The increase in noninterest expense is largely due to growth from active CCBX relationships resulting in an increase in BaaS loan expense and increased salaries and benefits, data processing and software licenses and legal and professional expenses all of which are related to the growth of Company and investments in technology and risk management, for the year ended December 31, 2025, compared to the year ended December 31, 2024. For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”
Treasury & Administration
Year Ended December 31, 2025, Compared to Year Ended December 31, 2024. Net interest income for treasury & administration was $16.5 million for the year ended December 31, 2025, an increase of $3.5 million, or 27.3%, compared to $13.0 million for the year ended December 31, 2024, as a result of increased balances on interest earning assets. Noninterest income increased $191,000, or 21.4%, to $1.1 million for the year ended December 31, 2025, compared to $892,000 for the year ended December 31, 2024. Noninterest expense increased $2.0 million, or 5.8%, to $36.5 million for the year ended December 31, 2025, compared to $34.5 million for the year ended December 31, 2024, largely as a result of increased salaries and employee benefits and legal and professional expenses as a result of growth of the Company and investments in risk management. Data processing and software expenses decreased $3.4 million compared to the year ended December 31, 2024 as more of these expenses have been directly expensed to the other segments.

Financial Condition
Our total assets increased $620.2 million, or 15.0%, to $4.74 billion at December 31, 2025 from $4.12 billion at December 31, 2024. The increase is primarily comprised of a $263.0 million increase in loans receivable and a $286.7 million increase in interest earning deposits with other banks.
Loans Held For Sale
During the year ended December 31, 2025, $6.69 billion in CCBX loans were transferred to loans held for sale, with $6.64 billion in loans sold, $5.14 billion of which is new activity on previously sold credit card receivables. As of December 31, 2025 there were $71.2 million in loans held for sale and $20.6 million as of December 31, 2024. We will continue to sell loans back to the originating partner as part of our strategy to optimize our CCBX portfolio, manage growth, credit quality, portfolio and partner limits. Additionally, we retain a portion of the fee income for our role in processing new transactions on previously sold credit card receivables, which continues to grow and is expected to provide increased and on-going revenue with no on-balance sheet risk or capital requirement.
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
As of December 31, 2025, loans receivable totaled $3.75 billion, an increase of $263.0 million, or 7.5%, compared to December 31, 2024. Total loans receivable is net of $7.3 million in net deferred origination fees. The increase includes CCBX loan growth of $204.0 million, or 12.7%, and community bank loan growth of $59.7 million, or 3.2%.
Loans as a percentage of deposits were 92.2% as of December 31, 2025, compared to 97.8% as of December 31, 2024. We remain focused on serving our communities and markets by growing loans and funding those loans with customer deposits.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2025		2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial loans:
Capital call lines	$210,480	5.6%	$109,017	3.1%
All other commercial & industrial loans	243,605	6.5	184,356	5.3
Total commercial and industrial loans	454,085	12.1	293,373	8.4
Real estate loans:
Construction, land and land development	222,075	5.9	148,198	4.2
Residential real estate	466,352	12.4	469,771	13.4
Commercial real estate	1,285,856	34.2	1,374,801	39.4
Consumer and other loans	1,328,461	35.4	1,206,876	34.6
Gross loans receivable	3,756,829	100.0%	3,493,019	100.0%
Net deferred origination fees	(7,298)		(6,454)
Loans receivable	$3,749,531		$3,486,565
Loan Yield	11.00%		11.20%

The following tables detail the loans by segment which are included in the total loan portfolio table above:

Community Bank	As of
	December 31, 2025		December 31, 2024
(dollars in thousands)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Commercial and industrial loans	$224,439	11.5%	$150,395	8.0%
Real estate loans:
Construction, land and land development loans	222,075	11.4	148,198	7.8
Residential real estate loans	202,293	10.4	202,064	10.7
Commercial real estate loans	1,285,856	66.0	1,374,801	72.8
Consumer and other loans:
Other consumer and other loans	14,072	0.7	13,542	0.7
Gross community bank loans receivable	1,948,735	100.0%	1,889,000	100.0%
Net deferred origination fees	(6,756)		(6,012)
Loans receivable	$1,941,979		$1,882,988
Loan Yield	6.52%		6.54%

CCBX	As of
	December 31, 2025		December 31, 2024
(dollars in thousands)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Capital call lines	$210,480	11.6%	$109,017	6.8%
All other commercial & industrial loans	19,166	1.1	33,961	2.1
Real estate loans:
Residential real estate loans	264,059	14.6	267,707	16.7
Consumer and other loans:
Credit cards	622,681	34.4	528,554	33.0
Other consumer and other loans	691,708	38.3	664,780	41.4
Gross CCBX loans receivable	1,808,094	100.0%	1,604,019	100.0%
Net deferred origination fees	(542)		(442)
Loans receivable	$1,807,552		$1,603,577
Loan Yield (1)	15.87%		17.39%
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

Commercial and Industrial Loans. Commercial and industrial loans increased $160.7 million, or 54.8%, to $454.1 million as of December 31, 2025, from $293.4 million as of December 31, 2024. The increase in commercial and industrial loans receivable over December 31, 2024 was due to an increase of $101.5 million in capital call lines combined with a $59.2 million increase in other commercial and industrial loans.
Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory or equipment, and we generally obtain personal guarantees on these loans. Commercial and industrial loans included $92.0 million and $48.6 million in loans to financial institutions as of December 31, 2025, and December 31, 2024, respectively.
Included in the commercial and industrial loan balance is $210.5 million and $109.0 million in capital call lines resulting from relationships with our CCBX partners as of December 31, 2025 and December 31, 2024, respectively, and $19.2 million and $34.0 million in CCBX other commercial loans as of December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025 there was $224.4 million in community bank commercial and industrial loans compared to $150.4 million at December 31, 2024.
Construction, Land and Land Development Loans. Construction, land and land development loans increased $73.9 million, or 49.9%, to $222.1 million as of December 31, 2025, from $148.2 million as of December 31, 2024. The increase is attributed to some new construction and development projects.
Unfunded loan commitments for construction, land and land development loans were $98.2 million at December 31, 2025, compared to $47.8 million at December 31, 2024. Although we have seen a strong commercial and residential real estate market in the Puget Sound region in 2025, the macro economic environment is continuously changing, primarily due to the pace of economic growth, inflation, changing interest rates, global trade tensions, tariffs, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters, and trade issues that have resulted in economic uncertainty and slowing in construction lending.
Construction, land and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing these loans are primarily located in the Puget Sound region and are comprised of both residential and commercial properties, including owner occupied properties and investor properties. As of December 31, 2025, construction, land and land development loans included $124.9 million in commercial construction loans, $39.1 million in other construction, land and land development loans, $37.4 million in residential construction loans and $20.7 million in undeveloped land loans, compared to $83.2 million in commercial construction loans, $40.9 million in residential construction loans and $15.4 million in other construction, land and land development loans and $8.7 million in undeveloped land loans as of December 31, 2024.
Residential Real Estate Loans. Our one-to-four family residential real estate loans decreased $3.4 million, or 0.7%, to $466.4 million as of December 31, 2025, from $469.8 million as of December 31, 2024 due to a decrease of $3.6 million in CCBX loans partially offset by an increase of $229,000 in community bank loans.
As of December 31, 2025, there were $264.1 million in CCBX home equity loans included in residential real estate, compared to $267.7 million at December 31, 2024. These are first, second, and third lien residential loans and require 18 months of home ownership for non-owner occupied. Term lengths are up to 30 years and lines range from $5,000 to $400,000. We sold $927.1 million in CCBX residential real estate loans during the year ended December 31, 2025.
In the past, we have purchased residential mortgages originated through other financial institutions to hold for investment for purposes of diversifying our residential mortgage loan portfolio, meeting certain regulatory requirements and increasing our interest income. We last purchased residential mortgage loans in 2018. As of December 31, 2025 and December 31, 2024, we held $4.4 million, in purchased residential real estate mortgage loans. These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conduct an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards.
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
Commercial Real Estate Loans. Commercial real estate loans decreased $88.9 million, or 6.5%, to $1.29 billion as of December 31, 2025, from $1.37 billion as of December 31, 2024.
These increases, which occurred across the various segments of our portfolio, were due to our commitment to continue growing the portfolio in the Puget Sound region. We actively seek commercial real estate loans in our markets and our lenders are experienced in competing for these loans and managing these relationships.

We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, low rise office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10 to 25 year period with balloon payments due at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates. At December 31, 2025, approximately 32.1% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 34.2% of our loan portfolio at December 31, 2025 and are a large source of revenue. As of December 31, 2025, we held $15.5 million in purchased commercial real estate loans, compared to $20.1 million at December 31, 2024. Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans, and remains diligent in communicating and proactively working with borrowers to help mitigate potential credit deterioration.
Consumer and Other Loans. Consumer and other loans increased $121.7 million, or 10.1%, to $1.33 billion, from $1.21 billion as of December 31, 2024, as a result of growth in CCBX loans originated through our partners. We sold $5.27 billion in CCBX credit cards loans and $281.8 million in CCBX consumer and other loans during the year ended December 31, 2025. We expect that we will continue to sell CCBX loans as part of our on-going strategy to manage the loan portfolio and credit quality. New loans are being booked with enhanced credit standards, which typically results in a lower interest rate than some of the higher risk loans that have paid off or that we have chosen to sell.
CCBX consumer loans totaled $1.31 billion as of December 31, 2025, compared to $1.19 billion at December 31, 2024. CCBX consumer loans include cash secured and unsecured consumer loans, loan products designed to help consumers build credit, lines of credit, credit cards, other loans and overdrafts. Consumer credit cards are open-ended and have interest rates ranging from a promotional rate of 0.00% to the maximum rate allowable by state. For short-term consumer loans, both secured and unsecured options are available and typically have fully-amortizing terms ranging from two months to six years. Interest rates can be fixed or variable up to the maximum allowable rate by state.
Our community bank consumer and other loans totaled $14.1 million as of December 31, 2025, compared to $13.5 million at December 31, 2024 and are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans.
Contractual Maturity Ranges. The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following table:

	As of December 31, 2025
(dollars in thousands)	Due in One Year or Less	Due after One Year Through Five Years	Due after Five Years Through Fifteen Years	Due After Fifteen Years	Gross Loans
Commercial and industrial loans:
Capital call lines	$210,230	$250	$—	$—	$210,480
All other commercial and industrial loans	54,496	98,233	90,876	—	243,605
Real estate loans:
Construction, land and land development loans	119,134	68,738	34,203	—	222,075
Residential real estate loans	56,648	296,836	67,258	45,610	466,352
Commercial real estate loans	97,657	431,442	681,029	75,728	1,285,856
Consumer and other loans	169,594	1,103,971	53,624	1,272	1,328,461
Total	$707,759	$1,999,470	$926,990	$122,610	$3,756,829

The following table sets forth all loans at December 31, 2025, that are due after December 31, 2026, and have either fixed interest rates or floating or adjustable interest rates:

(dollars in thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Commercial and industrial loans:
Capital call lines	$—	$250	$250
All other commercial and industrial loans	90,399	98,710	189,109
Real estate loans:
Construction, land and land development loans	13,219	89,722	102,941
Residential real estate loans	41,327	368,377	409,704
Commercial real estate loans	330,943	857,256	1,188,199
Consumer and other loans	579,540	579,327	1,158,867
Total	$1,055,428	$1,993,642	$3,049,070
Industry Exposure and Categories of Loans
We have a diversified loan portfolio, representing a wide variety of industries. Our major categories of loans are commercial real estate, consumer and other loans, residential real estate, commercial and industrial, and construction, land and land development loans. Together they represent $3.76 billion in outstanding loan balances. When combined with $2.31 billion in unused commitments the total of these categories is $6.06 billion. However, total exposure on CCBX loans is subject to portfolio and partner maximum limits and adjusted for those limits, unused commitments are limited to $560.8 million. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our exposure by industry for our commercial real estate portfolio as of December 31, 2025:

(dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitments	% of Total Loans (Outstanding Balance & Available Commitments)	Average Loan Balance	Number of Loans
Community bank commercial real estate loans
Apartments	$366,509	$5,691	$372,200	6.1%	$3,899	94
Hotel/Motel	161,105	1,454	162,559	2.7	6,713	24
Convenience Store	135,981	3,345	139,326	2.3	2,229	61
Office	85,237	3,522	88,759	1.5	991	86
Retail	100,036	851	100,887	1.7	1,031	97
Warehouse	100,956	247	101,203	1.7	1,836	55
Mixed use	87,704	6,591	94,295	1.6	1,020	86
Mini Storage	79,827	303	80,130	1.3	3,991	20
Strip Mall	43,029	—	43,029	0.7	6,147	7
Manufacturing	32,353	1,195	33,548	0.6	1,294	25
Groups < 0.60% of total	93,119	4,909	98,028	1.5	1,225	76
Total	$1,285,856	$28,108	$1,313,964	21.7%	$2,038	631

As illustrated in the table below, our CCBX partners originate a large number of mostly smaller dollar loans, resulting in an average consumer loan balance of just $800.
The following table summarizes our exposure by category for our consumer and other loan portfolio as of December 31, 2025:

(dollars in thousands)	Outstanding Balance	Available Loan Commitments (1)	Total Outstanding Balance & Available Commitments (1)	CCBX Portfolio Maximum Limit (1)	% of Total Loans (Outstanding Balance & Available Commitments)	Average Loan Balance	Number of Loans
CCBX consumer loans
Installment loans	$664,839	$45,115	$709,954	$1,740,813	11.7%	$0.8	864,638
Credit cards	622,681	819,495	1,442,176	900,000	23.8	1.4	435,236
Lines of credit	10,027	9,635	19,662	478,598	0.3	0.1	89,736
Other loans	16,842	—	16,842	n/a	0.3	0.1	252,381
Community bank consumer loans
Lines of credit	140	409	549	n/a	0.0	4.5	31
Installment loans	3,010	4	3,014	n/a	0.0	111.5	27
Other loans	10,922	13,139	24,061	n/a	0.4	28.6	382
Total	$1,328,461	$887,797	$2,216,258	$3,119,411	36.5%	$0.8	1,642,431
(1) Total exposure on CCBX loans is subject to portfolio maximum limits.
The following table summarizes our exposure by category for our residential real estate portfolio as of December 31, 2025:

(dollars in thousands)	Outstanding Balance	Available Loan Commitments (1)	Total Outstanding Balance & Available Commitments (1)	CCBX Portfolio Maximum Limit (1)	% of Total Loans (Outstanding Balance & Available Commitments)	Average Loan Balance	Number of Loans
CCBX residential real estate loans
Home equity lines of credit	$264,059	$631,973	$896,032	$400,000	14.8%	$25	10,451
Community bank residential real estate loans
Closed end, secured by first liens	164,351	529	164,880	n/a	2.7	293	293
Home equity lines of credit	28,294	50,302	78,596	n/a	1.3	257	257
Closed end, second liens	9,648	1,681	11,329	n/a	0.2	28	28
Total	$466,352	$684,485	$1,150,837	$400,000	19.0%	$42	11,029
(1) Total exposure on CCBX loans is subject to portfolio maximum limits.

The following table summarizes our concentration by industry for our commercial and industrial loan portfolio as of December 31, 2025:

(dollars in thousands)	Outstanding Balance	Available Loan Commitments (1)	Total Outstanding Balance & Available Commitments (1)	CCBX Portfolio Maximum Limit (1)	% of Total Loans (Outstanding Balance & Available Commitments)	Average Loan Balance	Number of Loans
CCBX C&I loans
Capital call lines	$210,480	$519,135	$729,615	$350,000	12.0%	$1,697	124
Retail and other loans	19,166	23,859	43,025	515,589	0.7	8	2,490
Community bank C&I loans
Construction/Contractor services	31,196	31,728	62,924	n/a	1.1	173	180
Financial institutions	92,017	—	92,017	n/a	1.5	4,183	22
Medical / Dental / Other care	4,855	760	5,615	n/a	0.1	486	10
Manufacturing	4,435	4,113	8,548	n/a	0.1	120	37
Maintenance and repair	7,751	278	8,029	n/a	0.1	646	12
Groups < 0.10% of total	84,185	29,543	113,728	n/a	1.9	390	216
Total	$454,085	$609,416	$1,063,501	$865,589	17.5%	$147	3,091
(1) Total exposure on CCBX loans is subject to portfolio maximum limits.
The following table details our concentration by category for our construction, land and land development loan portfolio as of December 31, 2025:

(dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitments	% of Total Loans (Outstanding Balance & Available Commitments)	Average Loan Balance	Number of Loans
Community bank construction, land and land development loans
Commercial construction	$124,894	$50,467	$175,361	2.9%	$8,326	15
Residential construction	37,395	39,676	77,071	1.3	1,558	24
Undeveloped land loans	20,704	—	20,704	0.4	1,380	15
Developed land loans	20,559	420	20,979	0.3	1,285	16
Land development	18,523	7,675	26,198	0.4	2,058	9
Total	$222,075	$98,238	$320,313	5.3%	$2,811	79

Nonperforming Assets
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by applicable regulations. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. Installment (closed end) consumer loans and revolving (open-ended loans, such as credit cards) originated through CCBX partners continue to accrue interest until they are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards). These consumer loans are reported as substandard loans, 90+ days past due and still accruing. As a result of the type of loans (primarily consumer loans) originated through our CCBX partners, we anticipate that balances 90 days past due or more and still accruing will increase as those loans grow. Additionally, some CCBX partners have instituted a collection practice that places certain loans on nonaccrual status to improve collectability. As of December 31, 2025, $20.3 million in CCBX nonaccrual loans were less than 90 days past due.
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
We had $64.1 million in nonperforming assets as of December 31, 2025, compared to $62.7 million as of December 31, 2024. This includes $33.1 million in CCBX loans more than 90 days past due and still accruing interest as of December 31, 2025, compared to $43.1 million at December 31, 2024. All of our nonperforming assets were nonperforming loans as of December 31, 2025 and December 31, 2024. Our accruing loans past due 90 days or more decreased $9.9 million and was partially offset by an increase of $5.0 million in CCBX nonaccrual loans primarily as a result of a new collection practice employed by certain CCBX partners that places specific loans on nonaccrual status to enhance collectability, $20.3 million of these loans are less than 90 days past due as of December 31, 2025. Additionally, there was an increase in community bank nonaccrual loans of $6.4 million during the year ended December 31, 2025. Our nonperforming loans to loans receivable ratio was 1.71% at December 31, 2025, compared to 1.80% at December 31, 2024.
Our community bank credit quality remains strong, as demonstrated by the low level of community bank nonperforming loans to total loans receivable of 0.17% as of December 31, 2025. CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses, when accruing consumer loans originated through CCBX partners are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards). CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio.

The following table presents information regarding community bank and CCBX nonperforming assets at the dates indicated:

(dollars in thousands)	December 31, 2025	December 31, 2024
Nonaccrual loans:
Commercial and industrial loans	$2,278	$334
Real estate loans:
Residential real estate	38	—
Commercial real estate	4,344	—
Consumer and other loans:
Credit cards	21,433	10,262
Other consumer and other loans	2,875	8,967
Total nonaccrual loans	30,968	19,563
Accruing loans past due 90 days or more:
Commercial & industrial loans	654	1,006
Real estate loans:
Residential real estate loans	1,961	2,608
Consumer and other loans:
Credit cards	22,536	34,490
Other consumer and other loans	7,993	4,989
Total accruing loans past due 90 days or more	33,144	43,093
Total nonperforming loans	64,112	62,656
Real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$64,112	$62,656
Total nonaccrual loans to loans receivable	0.83%	0.56%
Total nonperforming loans to loans receivable	1.71%	1.80%
Total nonperforming assets to total assets	1.35%	1.52%

The following tables detail the community bank and CCBX nonperforming assets which are included in the total nonperforming assets table above.

Community Bank	As of
(dollars in thousands)	December 31, 2025	December 31, 2024
Nonaccrual loans:
Commercial and industrial loans	$2,151	$100
Real estate:
Residential real estate	38	—
Commercial real estate	4,344	—
Total nonaccrual loans	6,533	100
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	—	—
Total nonperforming loans	6,533	100
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$6,533	$100
Total nonperforming community bank loans to total loans receivable	0.17%	—%

CCBX	As of
(dollars in thousands)	December 31, 2025	December 31, 2024
Nonaccrual loans:
Commercial and industrial loans:
All other commercial & industrial loans	$127	$234
Consumer and other loans:
Credit cards	$21,433	$10,262
Other consumer and other loans	2,875	8,967
Total nonaccrual loans	24,435	19,463
Accruing loans past due 90 days or more:
Commercial & industrial loans	654	1,006
Real estate loans:
Residential real estate loans	1,961	2,608
Consumer and other loans:
Credit cards	22,536	34,490
Other consumer and other loans	7,993	4,989
Total accruing loans past due 90 days or more	33,144	43,093
Total nonperforming loans	57,579	62,556
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$57,579	$62,556
Total nonperforming CCBX loans to total loans receivable	1.54%	1.79%

As of December 31, 2025, $55.7 million of the $57.6 million in nonperforming CCBX loans were covered by CCBX partner credit enhancements. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses. Under the agreement, the CCBX partner will indemnify or reimburse the Bank for its loss/charge-off on these loans.
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
As of December 31, 2025, the allowance for credit losses totaled $169.5 million, or 4.52% of total loans. As of December 31, 2024, the allowance for credit losses totaled $177.0 million, or 5.08% of total loans.
The decrease in the Company’s allowance for credit losses for the year ended December 31, 2025 compared to December 31, 2024, is largely related to improved credit quality decreasing the provision for CCBX loans. During the year ended December 31, 2025, a $193.1 million provision for credit losses was recorded for CCBX loans. The decrease in the allowance is due to a change in loan mix, an improvement in the performance of the CCBX portfolio and our focus on originating higher quality CCBX loans resulting in lower historical and future projected loss factors. As we continue to originate higher quality loans, these higher quality loans become a greater proportion of the CCBX portfolio, resulting in a decrease in expected losses and a reduced allowance. In general, CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. The factors used in management’s analysis for community bank credit losses indicated that a provision recapture for credit losses - loans of $504,000 was needed for the year ended December 31, 2025, largely due to a change in the mix of community bank loans and updated prepayment speeds, offset by a slight increase in economic uncertainty. The macro economic environment is continuously changing, primarily due to the pace of economic growth, inflation, changing interest rates, global trade tensions, tariffs, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters, and trade issues that have resulted in economic uncertainty. As described above, CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses.

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
The credit enhancement asset is an amount due from CCBX partners related to losses in the loan portfolio. It is determined by the provision for credit and other losses, such as fraud, and increases due to credit loss recoveries, which is ultimately reduced as partners reimburse for incurred losses. Identified below is the portion of incurred losses that are pending settlement with partners as of each period indicated. The CCBX provision for credit losses and CCBX net-charge-offs include partner accounts that are not covered by credit enhancement, therefore those items are included on a separate line item to reflect the exclusion from the credit enhancement asset. At December 31, 2025 the Company was responsible for credit losses on approximately 5% of a $321.3 million CCBX loan portfolio and represented $22.1 million in loans. The table below shows the activity in the credit enhancement asset for the periods indicated:

	As of or for the Year Ended December 31,
(dollars in thousands)	2025	2024
Credit enhancement at beginning of period	181,890	112,894
CECL Day 1 Adjustment	—	—
CCBX Provision for credit losses - loans	190,035	277,793
CCBX Provision for credit losses - unfunded commitments	2,484	1,187
Credit losses settled with partner during period	(217,132)	(228,537)
Credit recoveries settled with partner during period	20,326	13,027
Net change in pending partner settlements	(827)	5,998
Net (provision) charge-offs without credit enhancement	881	(472)
Credit enhancement at end of period	177,657	181,890

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

The following tables present, as of and for the periods indicated, net charge-off information by segment:

	Year Ended
	December 31, 2025			December 31, 2024
(dollars in thousands)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$57	$217,132	$217,189	$554	$228,537	$229,091
Gross recoveries	(30)	(20,326)	(20,356)	(14)	(13,027)	(13,041)
Net charge-offs	$27	$196,806	$196,833	$540	$215,510	$216,050
Net charge-offs to average loans	0.00%	11.38%	5.45%	0.03%	15.10%	6.51%
% of CCBX net charge-offs covered by credit enhancement		97.7%			97.4%

	Year Ended
	December 31, 2023
(dollars in thousands)	Community Bank	CCBX	Total
Gross charge-offs	$64	$151,933	$151,997
Gross recoveries	(12)	(7,442)	(7,454)
Net charge-offs	$52	$144,491	$144,543
Net charge-offs to average loans	0.00%	11.94%	4.92%
% of CCBX net charge-offs covered by credit enhancement		97.5%

The following tables present, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of or for the Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Allowance at beginning of period	$176,994	$117,381	$74,029
Impact of adopting CECL (ASC 326)	—	—	3,852
Provision for credit losses	189,369	275,663	184,043
Charge-offs:
Commercial and industrial loans	6,823	15,556	6,651
Residential real estate	4,936	5,006	4,641
Commercial real estate	—	264	—
Consumer and other	205,430	208,265	140,705
Total charge-offs	217,189	229,091	151,997
Recoveries:
Commercial and industrial loans	992	1,108	22
Residential real estate	101	8	4
Commercial real estate	4	—	—
Consumer and other	19,259	11,925	7,428
Total recoveries	20,356	13,041	7,454
Net charge-offs	196,833	216,050	144,543
Allowance at end of period	$169,530	$176,994	$117,381
Allowance for credit losses to nonaccrual loans	547.44%	904.74%	1604.66%
Allowance to nonperforming loans	264.43%	282.49%	218.02%
Allowance to loans receivable	4.52%	5.08%	3.88%

The allowance for credit losses to nonaccrual loans ratio decreased as of December 31, 2025, compared to December 31, 2024, primarily as a result of an increase in nonaccrual loans of $11.4 million, largely due to an increase in CCBX nonaccrual loans as a result of a new collection practice that certain CCBX partners employ that places specific loans on nonaccrual status to enhance collectability, combined with a $6.4 million increase in nonaccrual community bank loans. The allowance for credit losses decreased $7.5 million as of December 31, 2025 compared to December 31, 2024 largely due to a change in loan mix, an improvement in the performance of the CCBX portfolio and our focus on originating higher quality CCBX loans resulting in lower historical and future projected loss factors. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses. CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio. Net charge-offs on CCBX loans for the year ended December 31, 2025 that were covered by credit enhancements were $192.2 million. At December 31, 2025, the allowance for credit losses for CCBX loans totaled $151.3 million, compared to $158.1 million at December 31, 2024.

The following table presents the loans receivable and allowance for credit losses by segment for the period indicated:

	As of December 31, 2025			As of December 31, 2024
(dollars in thousands)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Loans receivable	$1,941,979	$1,807,552	$3,749,531	$1,882,988	$1,603,577	$3,486,565
Allowance for credit losses	(18,231)	(151,299)	(169,530)	$(18,924)	$(158,070)	(176,994)
Allowance for credit losses to total loans receivable	0.94%	8.37%	4.52%	1.00%	9.86%	5.08%

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

	At December 31,
	2025		2024
(dollars in thousands)	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans
Commercial and industrial loans	$8,757	12.1%	$11,051	8.4%
Real estate loans:
Construction, land and land development loans	6,580	5.9	3,439	4.2
Residential real estate loans	11,100	12.4	12,250	13.4
Commercial real estate loans	5,496	34.2	8,456	39.4
Consumer and other loans	137,597	35.4	141,798	34.6
Total allowance for credit losses	$169,530		$176,994

Securities
We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits, for CRA purposes or other business purposes. At December 31, 2025, our securities portfolio was invested in U.S. Agency collateralized mortgage obligations and U.S. Agency residential mortgage-backed securities for Community Reinvestment Act ("CRA") purposes. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At December 31, 2025, our loan-to-deposit ratio was 92.2%, due primarily to our growth in both loans and deposits. When our securities portfolio represents less than 5% of assets we focus on liquid securities. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we may invest excess funds to provide a higher return.

As of December 31, 2025, the amortized cost of our investment securities totaled $48.2 million, an increase of $925,000, or 2.0%, compared to $47.3 million as of December 31, 2024. The increase in the securities portfolio was due to the purchase of CRA securities partially offset by principal paydowns during the year ended December 31, 2025.
Our investment portfolio consists of only $29,000 in securities classified as available-for-sale ("AFS") and $48.2 million in held-to-maturity securities for CRA purposes. The carrying values of our investment securities classified as AFS are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. As of December 31, 2025 our AFS portfolio had an unrealized loss of $1,000 compared to an unrealized loss of $2,000 as of December 31, 2024.
The following table summarizes the amortized cost and estimated fair value of certain of our investment securities as of the dates shown:

	As of December 31,
	2025		2024
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Agency collateralized mortgage obligations	$30	$29	$37	$35
Total available-for-sale securities	30	29	37	35
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	48,218	48,713	47,286	46,705
Total held-to-maturity securities	48,218	48,713	47,286	46,705
Total investment securities	$48,248	$48,742	$47,323	$46,740
All of our U.S. Agency residential mortgage-backed securities and U.S. Agency collateralized mortgage obligations are U.S. Government agency securities. As of December 31, 2025, we did not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, or second lien elements in our investment portfolio.
As of December 31, 2025 and 2024, we did not own securities of any one issuer, other than the U.S. Government and its agencies, for which aggregate adjusted cost exceeded 10.0% of consolidated shareholders’ equity.
Restricted equity securities totaled $9.2 million as of December 31, 2025 and $7.3 million as of December 31, 2024 The increase was attributable to the amount of FHLB stock that we are required to hold. Federal Reserve and FHLB stock are carried at par and do not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.
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
•The Company had a $1.8 million and $2.2 million equity interest in a specialized bank technology company as of the quarters ended December 31, 2025, and December 31, 2024, respectively.
•The Company had a $350,000 equity interest in a technology company as of the quarters ended December 31, 2025, and December 31, 2024.
•The Company had a $42,000 and $47,000 equity interest in a technology company as of the quarters ended December 31, 2025, and December 31, 2024, respectively.
The following table shows the activity in equity investments without a readily determinable fair value for the dates shown:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Carrying value, beginning of period	$2,619	$2,622	$2,572
Purchases	—	—	50
Observable price change	(448)	(3)	—
Carrying value, end of period	$2,171	$2,619	$2,622
Additionally, the Company has invested in technology-focused funds, including those targeting innovation and adoption within the banking industry. These equity investments are held at fair value, as reported by the funds. During the year ended December 31, 2025, the Company contributed $556,000 in these funds and recognized net gains of $34,000, resulting in an equity interest of $1.5 million at December 31, 2025. The Company has committed up to $1.1 million in capital for these equity funds, however, the Company is not obligated to fund these commitments prior to a capital call.
The following table shows the activity in equity fund investments held at fair value for the dates shown:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Carrying value, beginning of period	$910	$809	$456
Purchases/capital calls/capital returns, net	556	72	75
Net change recognized in earnings	34	29	278
Carrying value, end of period	$1,500	$910	$809
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

	As of December 31, 2025
	More than Ten Years		Total
(dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available-for-sale:
U.S. Agency collateralized mortgage obligations	$30	3.268%	$30	3.268%
Total available-for-sale	30	3.268%	30	3.091%

Securities held to maturity:
U.S. Agency residential mortgage-backed securities	48,218	5.384%	48,218	5.384%
Total held to maturity	48,218	5.384%	48,218	5.384%
Total	$48,248	5.383%	$48,248	5.383%
Other Assets
Deferred tax assets, net was zero as we moved to a deferred tax liability, net largely due to the impact of the Act, which permits the immediate expense of R&D costs for tax purposes. Other assets decreased $6.6 million to $20.3 million as of December 31, 2025, compared to December 31, 2024.
During the year ended December 31, 2025, the Company completed a small asset acquisition that included the purchase of certain identifiable intangible assets. The transaction was accounted for as an asset acquisition. The acquired intangible asset is finite-lived and is being amortized over its estimated useful life. The carrying amount of the intangible asset was $4.5 million at December 31, 2025. The acquisition did not have a material impact on the Company’s consolidated financial statements.
Deposits
We offer a variety of deposit products that have a wide range of interest rates and terms, including demand, money market, savings, and time accounts as well as network sweep deposits. Sweep deposits enable us to provide an FDIC insured deposit option to customers that have balances in excess of the FDIC insurance limit. This service trades our customers’ funds as certificates of deposit or interest bearing demand deposits in increments under the FDIC insured amount to other participating financial institutions and in exchange we receive time deposit or interest bearing demand investments from participating financial institutions. We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels (internet and mobile), and personalized service to attract new deposits and retain existing deposits. Additionally, we offer deposit products through our CCBX segment. CCBX deposits are generally classified as interest bearing demand and money market accounts. CCBX deposit products allow us to offer a broader range of partner specific products, which include products designed to reach specific under-served or under-banked populations served by our CCBX partners.
Total deposits as of December 31, 2025 were $4.14 billion, an increase of $558.9 million, or 15.6%, compared to $3.59 billion as of December 31, 2024. The increase in deposits was largely due to an increase of $493.8 million in CCBX deposits. Core deposits ended the quarter at $4.13 billion compared to $3.12 billion at December 31, 2024. We define core deposits as all deposits except time deposits and brokered deposits. Our cost of deposits was 1.56% for the community bank and 3.52% for CCBX for the three months ended December 31, 2025. Additionally, as of December 31, 2025 there was $843.6 million in CCBX deposits that were transferred off balance sheet for increased FDIC insurance coverage and liquidity purposes.
Included in total deposits is $2.56 billion in CCBX deposits, an increase of $493.8 million, or 23.9%, compared to $2.06 billion as of December 31, 2024. CCBX customer deposit relationships include deposits with CCBX end customers, operating and non-operating deposit accounts. The deposits from our CCBX segment are generally classified as interest bearing demand and money market accounts.
Total noninterest bearing deposits as of December 31, 2025 were $579.6 million, an increase of $52.1 million, or 9.9%, compared to $527.5 million as of December 31, 2024. Noninterest bearing deposits represent 14.0% and 14.7% of total deposits for December 31, 2025 and December 31, 2024, respectively. Community bank noninterest bearing deposits totaled $493.0 million and $471.8 million at December 31, 2025 and December 31, 2024, respectively. CCBX noninterest bearing deposits totaled $86.6 million and $55.7 million at December 31, 2025 and December 31, 2024, respectively.
Total interest bearing balances, excluding time deposits, as of December 31, 2025 were $3.55 billion, an increase of $512.0 million, or 16.8%, compared to $3.04 billion as of December 31, 2024. The $512.0 million increase is primarily due to $507.0 million increase in CCBX interest bearing deposits combined with an increase in community bank interest bearing deposits of $49.2 million. Included in total deposits is $460.3 million in IntraFi network interest bearing demand and money market sweep accounts as of December 31, 2025, which provides our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.
Total time deposit balances as of December 31, 2025 were $12.3 million, a decrease of $5.3 million, or 30.0%, from $17.5 million as of December 31, 2024. The decrease is largely due to our focus on core deposits and letting higher rate time deposits run off as they mature. We have seen competitors increase rates on time deposits, and have not globally matched their rates in response as we focus on growing and retaining less costly core deposits.

The following table sets forth deposit balances at the dates indicated.

	As of December 31,
	2025		2024
(dollars in thousands)	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
Demand, noninterest bearing	$579,616	14.0%	$527,524	14.7%
Interest bearing demand and money market	3,450,679	83.2	2,529,084	70.5
Savings	101,616	2.5	66,826	1.9
Total core deposits	4,131,911	99.7	3,123,434	87.1
Other deposits	1	—	444,351	12.4
Time deposits less than $100,000	4,415	0.1	5,920	0.2
Time deposits $100,000 and over	7,872	0.2	11,627	0.3
Total	$4,144,199	100.0%	$3,585,332	100.0%
Cost of deposits	2.99%		3.46%
The following table presents the community bank deposits which are included in the total deposit portfolio table above:

Community Bank	As of
	December 31, 2025		December 31, 2024
(dollars in thousands)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$492,968	31.1%	$471,838	31.0%
Interest bearing demand and money market	1,024,798	64.6	570,625	37.5
Savings	56,305	3.5	61,116	4.0
Total core deposits	1,574,071	99.2	1,103,579	72.5
Other deposits	1	0.0	400,118	26.3
Time deposits less than $100,000	4,415	0.3	5,920	0.4
Time deposits $100,000 and over	7,872	0.5	11,627	0.8
Total community bank deposits	$1,586,359	100.0%	$1,521,244	100.0%
Cost of deposits	1.71%		1.80%
The following table presents the CCBX deposits which are included in the total deposit portfolio table above:

CCBX	As of
	December 31, 2025		December 31, 2024
(dollars in thousands)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$86,648	3.4%	$55,686	2.7%
Interest bearing demand and money market	2,425,881	94.8	1,958,459	94.9
Savings	45,311	1.8	5,710	0.3
Total core deposits	2,557,840	100.0	2,019,855	97.9
Other deposits	—	—	44,233	2.1
Total CCBX deposits	$2,557,840	100.0%	$2,064,088	100.0%
Cost of deposits	3.84%		4.70%

The following table sets forth the Company’s time deposits of $100,000 or more by time remaining until maturity as of the dates indicated:

	As of December 31,
(dollars in thousands)	2025	2024
Maturity Period:
Three months or less	$2,619	$3,381
Over three through six months	1,169	2,857
Over six through twelve months	2,601	3,473
Over twelve months	1,483	1,916
Total	$7,872	$11,627
Weighted average maturity (in years)	0.77	0.73
Average deposits for the year ended December 31, 2025, were $3.91 billion, an increase of $421.4 million, or 12.1%, compared to $3.49 billion for the year ended December 31, 2024. The increase in average deposits was primarily in interest bearing deposits. We expect deposits to increase with continued growth in our primary market areas for the community bank and CCBX, through increases in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by branch managers, treasury service personnel and lenders.
The average rate paid on total deposits was 2.99% for the year ended December 31, 2025, compared to 3.46% for the year ended December 31, 2024. The average rate paid on interest bearing demand and money market accounts decreased 0.78% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The average rate paid on other deposits increased 0.35% for the year ended December 31, 2025, compared to the year ended December 31, 2024. The average rate paid on time deposits of less than $100,000 was unchanged for the year ended December 31, 2025, compared to the year ended December 31, 2024. The average rate paid on time deposits greater than $100,000 increased 0.43% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The average rate paid on savings increased 0.68% for the year ended December 31, 2025, compared to the year ended December 31, 2024. The overall lower average rate paid on interest bearing accounts in the year ended December 31, 2025 compared to the year ended December 31, 2024 was due to a lower interest rate environment.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Year Ended December 31,
	2025		2024		2023
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, noninterest bearing	$568,682	0.00%	$586,477	0.00%	$707,641	0.00%
Interest bearing demand and money market	3,232,490	3.57	2,445,848	4.35	2,254,138	3.89%
Savings	83,699	1.08	70,090	0.40	90,705	0.25%
Other deposits	13,846	4.12	373,560	3.78	25,969	4.08%
Time deposits less than $100,000	5,196	0.77	6,733	0.77	9,999	0.35%
Time deposits $100,000 and over	9,135	1.71	8,971	1.28	14,201	0.37%
Total deposits	$3,913,048	2.99%	$3,491,679	3.46%	$3,102,653	2.87%
The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2025 and 2024, was 14.5% and 16.8%, respectively.
Factors affecting the cost of funding interest-bearing assets include the volume of noninterest- and interest-bearing deposits, changes in market interest rates and economic conditions in the Puget Sound region and their impact on interest paid on deposits, competition from other financial institutions, as well as the ongoing execution of our growth strategies. Cost of total interest-bearing liabilities is calculated as total interest expense divided by average total interest-bearing deposits plus average total borrowings. Our cost of total interest-bearing liabilities was 3.52% and 4.19% for the years ended December 31, 2025 and 2024, respectively. The decrease in our cost of deposits in 2025 was primarily due to rate decreases from the FOMC. We actively manage our interest rates on deposits, however, rate changes from the FOMC and competition can and do impact our deposit costs.
Uninsured Deposits
The FDIC insures our deposits up to $250,000 per depositor, per insured bank for each account ownership category. Deposits that exceed insurance limits are uninsured. At December 31, 2025, deposits totaled $4.14 billion, of which total estimated uninsured deposits were $641.3 million, or 15.5% of total deposits. At December 31, 2024, deposits totaled $3.59 billion, of which total estimated uninsured deposits were $543.0 million, or 15.1% of total deposits. The Bank is using sweep deposits to provide our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.
Estimated uninsured time deposits totaled $1.6 million as of December 31, 2025. The table below shows the estimated uninsured time deposits, by account, for the maturity periods indicated:

(dollars in thousands)	As of December 31, 2025
Maturity Period:
Three months or less	$1,309
Over three through six months	23
Over six through twelve months	66
Over twelve months	160
Total	$1,558
Borrowings
We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of December 31, 2025, and December 31, 2024, total borrowing capacity of $416.7 million and $468.7 million, respectively, was available under this arrangement. As of December 31, 2025, and December 31, 2024, Federal Reserve borrowings against our line of credit totaled zero. Additional loans were pledged during 2023 to significantly increase the borrowing capacity of the Bank in the event of a liquidity crisis.
Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of December 31, 2025 and December 31, 2024, we had borrowing capacity of $225.4 million and $173.3 million, respectively, with the FHLB. As of December 31, 2025 and 2024, FHLB advances totaled zero.
The following table presents details on FHLB advance borrowings for the periods indicated:

	As of and For the Years Ended December 31,
(dollars in thousands)	2025 (1)	2024
Maximum amount outstanding at any month-end during period:	$—	$—
Average outstanding balance during period:	$—	$2,443
Weighted average interest rate during period:	0.00%	5.66%
Balance outstanding at end of period:	$—	$—
Weighted average interest rate at end of period:	0.00%	0.00%
(1) No borrowings were outstanding during the period, except for an immaterial borrowing incurred to test the advance line.

Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust (the “Trust”), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. Prior to June 30, 2023, the debentures bore interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. Beginning with rate adjustments subsequent to June 30, 2023, the rate is based off three-month CME Term SOFR plus a spread adjustment of 0.26% and margin of 2.10%. The effective rate as of December 31, 2025 and 2024, was 6.08% and 6.72%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture, subject to Federal Reserve approval. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.
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

Other Liabilities
Deferred tax liability, net increased to $853,000 from a net deferred asset as of December 31, 2025, largely due to the impact of the Act, which permits the immediate expense of R&D costs for tax purposes.
Liquidity and Capital Resources
Liquidity Management
Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, and operational, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity management. Deposits obtained through our CCBX segment are a significant source of liquidity for us. If a relationship with a large CCBX partner terminates, the exit of those deposits could have an adverse impact on liquidity. Partner program agreements govern the relationship and are valid for a given period of time. Prior to exiting, the partner would need to provide us adequate notice as stipulated in the agreement that they were not going to renew the program agreement and intend to move the deposits. The movement to an alternate BaaS provider is cumbersome and would be over a period of time, which would allow us the opportunity to put alternate liquidity in place; those options are more fully discussed below. As of December 31, 2025, we had two partners with deposits that together represent 45% of total deposits.
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
Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available-for-sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail, commercial, and BaaS deposits, advances from the FHLB and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve discount window, draws on established federal funds lines from unaffiliated commercial banks, funds from online rate services, brokered deposits, a one-way buy through an ICS account, and the issuance of debt or equity securities. We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary and are closely monitoring liquidity in this uncertain macro economic environment.
The Company has pledged loans and securities totaling $939.8 million and $957.9 million at December 31, 2025 and December 31, 2024, respectively, for borrowing lines at the FHLB and FRB. Additional loans were pledged during 2023 to significantly increase the borrowing capacity of the Bank in the event of a liquidity crisis. The Bank had the ability and capacity to borrow up to $642.2 million from FHLB and the FRB discount window at December 31, 2025. There were no borrowings taken under these facilities during the twelve-months ended December 31, 2025 so the Bank has the maximum capacity in the event of a liquidity emergency.

The Bank’s current liquidity position is supported by liquid assets (cash and investments on the balance sheet), liabilities (capacity to borrow funds the same day), low levels of uninsured deposits ($641.3 million at December 31, 2025 and $543.0 million at December 31, 2024) and alternative sources of funds including the capacity to borrow up to $642.2 million from FHLB, the FRB discount window on a same day basis and a $50.0 million line of credit with a Banker’s Bank. Cash on the balance sheet and borrowing capacity of $1.43 billion represented 34.5% of total deposits and exceeded the $641.3 million in uninsured deposits as of December 31, 2025. The board of directors and management is cognizant of the risk of uninsured deposits and has used fully insured IntraFi Network reciprocal deposits to reduce uninsured deposits. Fully insured IntraFi network reciprocal deposits totaled $460.3 million and $414.0 million at December 31, 2025 and December 31, 2024, respectively.
The board of directors adopted a policy requiring management take various actions, in its discretion, to return the liquidity ratio to 10% or greater within 10 business days of the liquidity ratio being below 10% before the Bank’s liquidity contingency funding plan would be invoked. If the liquidity ratio goes below 7.5% then the board of directors will be notified immediately, and the liquidity contingency funding plan would be invoked until the ratio is returned to 10% or more. These liquidity risk measures provide the board of directors and management with a framework for managing liquidity risk and taking action early so liquidity events are avoided or managed in a timely manner.
The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs. During the quarter ended December 31, 2024, the Company completed a public offering of 1,380,000 shares of its common stock at a price to the public of $71.00 per share. Gross proceeds from the offering of $98.0 million, before deducting underwriting discounts and offering expenses, is used for general corporate purposes, including, without limitation, to support investment opportunities and the Bank’s growth. A total of $50.0 million of those proceeds were contributed to the Bank in 2024, and the balance of the amount was retained in cash at the Company level. The Company currently holds $42.3 million in cash for debt servicing and operating purposes. In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs.
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
As of December 31, 2025, and December 31, 2024, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized" for purposes of the Federal Reserve's prompt corrective action regulations. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on our level of earnings; however, the capital raise completed in December 2024 strengthened our regulatory capital levels. We expect to monitor and control growth in order to remain in compliance with all regulatory capital standards applicable to us. In addition, the Company maintains an effective registration statement on

Form S-3 with the Securities and Exchange Commission which allows the Company to raise additional capital in an amount up to $102.0 million. The Company raised $98.0 million in December 2024.
The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes (1)		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Tier 1 Leverage Capital (to average assets)
Company	$489,918	10.62%	$184,550	4.00%	N/A	N/A
Bank Only	488,585	10.60%	184,383	4.00%	230,478	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	486,418	12.43%	176,156	4.50%	N/A	N/A
Bank Only	488,585	12.50%	175,886	4.50%	254,057	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	489,918	12.52%	234,875	6.00%	N/A	N/A
Bank Only	488,585	12.50%	234,514	6.00%	312,685	8.00%
Total Capital (to risk-weighted assets)
Company	585,410	14.95%	313,166	8.00%	N/A	N/A
Bank Only	539,004	13.79%	312,685	8.00%	390,857	10.00%
December 31, 2024
Tier 1 Leverage Capital (to average assets)
Company	$442,193	10.78%	$164,052	4.00%	N/A	N/A
Bank Only	436,116	10.64%	163,919	4.00%	204,899	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	438,693	12.04%	163,952	4.50%	N/A	N/A
Bank Only	436,116	11.99%	163,717	4.50%	236,480	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	442,193	12.14%	218,602	6.00%	N/A	N/A
Bank Only	436,116	11.99%	218,289	6.00%	291,052	8.00%
Total Capital (to risk-weighted assets)
Company	534,390	14.67%	291,470	8.00%	N/A	N/A
Bank Only	483,247	13.28%	291,052	8.00%	363,816	10.00%
(1) Presents the minimum capital adequacy requirements that apply to the Bank (excluding the capital conservation buffer) and the Company. The capital conservation buffer is an additional 2.5% of the amount necessary to meet the minimum risk-based capital requirements for total, tier 1, and common equity tier 1 risk-based capital.

Material Cash Requirements and Capital Resources
The following table provides the material cash requirements from known contractual and other obligations as of December 31, 2025:

		Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	Over 1 year	Other (1)
Cash requirements
Time Deposits	$12,287	$9,706	$2,581	$—
Subordinated notes	45,000	—	45,000	—
Junior subordinated debentures	3,609	—	3,609	—
Deferred compensation plans	304	78	226	—
Operating and finance leases	5,784	1,252	4,532	—
Non-maturity deposits	4,131,911	—	—	4,131,911
Equity investment commitment	1,125	1,125	—	—
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
As of December 31, 2025 we had $2.31 billion in commitments to extend credit, compared to $1.96 billion as of December 31, 2024. The $345.2 million increase is largely attributed to a $102.3 million increase in credit cards, related to CCBX loans, a $185.0 million increase in residential real estate commitments, related to CCBX loans, an increase of $49.7 million in consumer and other loan commitments, related to CCBX consumer loans, and a $21.7 million increase in commercial construction loans, partially offset by a $31.8 million decrease in commercial and industrial capital call line commitments.

The following table presents commitments associated with outstanding commitments to extend credit, standby and commercial letters of credit and equity investment commitments as of the periods indicated:

(dollars in thousands)	As of December 31, 2025	As of December 31, 2024
Commitments to extend credit:
Commercial and industrial loans	$90,281	$94,589
Commercial and industrial loans – capital call lines	519,135	550,948
Construction – commercial real estate loans	58,562	36,873
Construction – residential real estate loans	39,676	10,929
Residential real estate loans	684,485	499,516
Commercial real estate loans	28,108	34,222
Credit cards	819,495	717,198
Consumer and other loans	68,302	18,553
Total commitments to extend credit	$2,308,044	$1,962,828
Standby letters of credit	$1,042	$1,042
Equity investment commitment	$1,125	$480
Commitments to extend credit on CCBX loans are included in the table above and are summarized below:

(dollars in thousands)	As of December 31, 2025	As of December 31, 2024
Commitments to extend credit:
Commercial and industrial loans	$23,859	$19,104
Commercial and industrial loans - capital call lines	519,135	550,948
Residential real estate loans	631,973	453,369
Credit cards, consumer and other loans	874,245	733,005
Total commitments to extend credit	$2,049,212	$1,756,426

We have portfolio limits with our each of our partners to manage loan concentration risk, liquidity risk, and counter-party partner risk. For example, as of December 31, 2025, capital call lines outstanding balance totaled $210.5 million, and while commitments totaled $519.1 million the commitments are cancelable, and are also limited to a maximum of $350.0 million by agreement with the partner.
The following table shows the CCBX maximum portfolio sizes by loan category as of December 31, 2025.

		As of December 31, 2025	As of December 31, 2024
(dollars in thousands)	Type of Lending	Maximum Portfolio Size		Increase/(decrease)
Commercial and industrial loans:
Capital call lines	Business - Venture Capital	$350,000	$350,000	$—
All other commercial & industrial loans	Business - Small Business	515,589	480,069	35,520
Real estate loans:
Home equity lines of credit	Home Equity - Secured Credit Cards	400,000	375,000	25,000
Consumer and other loans:
Credit cards	Credit Cards - Primarily Consumer	900,000	820,000	80,000
Installment loans	Consumer	1,740,813	1,774,533	(33,720)
Other consumer and other loans	Consumer - Secured Credit Builder & Unsecured consumer	478,598	5,398	473,200
		$4,385,000	$3,805,000	$580,000
Total Existing Portfolio Size		$1,807,552	$1,603,577	$203,975
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer. As of December 31, 2025, $1.42 billion in commitments to extend credit are unconditionally cancelable, compared to $1.30 billion at December 31, 2024. The increase in unconditionally cancelable commitments is attributed to growth in CCBX loans. Commitments that are unconditionally cancelable allow us to better manage loan growth, credit concentrations and liquidity. We also limit CCBX partners to a maximum aggregate customer loan balance originated and held on our balance sheet, as shown in the table above.
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

Selected Financial Information
The following table shows the Company’s key performance ratios for the periods indicated.

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021
Return on average assets	1.05%	1.15%	1.28%	1.38%	1.24%
Return on average equity	10.17%	14.11%	16.41%	18.24%	17.24%
Yield on earnings assets	9.89%	10.44%	9.61%	6.68%	3.90%
Yield on loans receivable	11.00%	11.20%	10.36%	8.12%	4.86%
Cost of funds	3.02%	3.49%	2.91%	0.75%	0.18%
Cost of deposits	2.99%	3.46%	2.87%	0.71%	0.12%
Net interest margin	7.14%	7.18%	6.88%	5.97%	3.73%
Noninterest expense to average assets	6.43%	6.28%	5.61%	5.65%	2.90%
Noninterest income to average assets	5.18%	7.86%	5.88%	4.23%	1.29%
Efficiency ratio	53.13%	42.38%	44.66%	56.26%	58.82%
Loans receivable to deposits (1)	92.2%	97.8%	89.9%	93.2%	73.7%
(1)Including loans held for sale
CCBX – BaaS Reporting Information
During the year ended December 31, 2025, $47.3 million was recognized in noninterest income BaaS credit enhancements related to the establishment of a credit enhancement asset for credit losses indemnified by our strategic partners and reserved for unfunded commitments for CCBX loans and deposits. Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by indemnifying or reimbursing incurred losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans, unfunded commitments and negative deposit accounts. When the provision for credit losses - loans and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner legal commitment to indemnify or reimburse losses. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner or taken from the partner's cash reserve account. Agreements with our CCBX partners also provide protection to the Bank from fraud by indemnifying or reimbursing incurred fraud losses. BaaS fraud includes noncredit fraud losses on loans and deposits originated through partners. Fraud losses are recorded when incurred as losses in noninterest expense, and the enhancement received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. CCBX partners bear most of the responsibility for credit and fraud losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio.
Many CCBX partners also pledge a cash reserve account at the Bank, which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses, if our partner is unable to fulfill their contractual obligation and if the cash flows on the loans were not sufficient to fund the reimbursement of loan losses, then the Bank would be exposed to additional loan and deposit losses as a result of this counterparty risk. If a CCBX partner does not replenish their cash reserve account, the Bank may consider an alternative plan for funding the cash reserve. This may involve the possibility of adjusting the funding amounts or timelines to better align with the partner's specific situation. If a mutually agreeable funding plan is not agreed to, the Bank could declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. The Bank would evaluate any remaining credit enhancement asset from the CCBX partner in the event the partner defaulted to determine if a write-off is appropriate. If a write-off occurs, the Bank would stop payments to the CCBX partner and retain the full yield and any fee income on the loan portfolio going forward, decreasing our BaaS loan expense.

For CCBX loans the Bank records contractual interest earned from the borrower on loans in interest income, adjusted for origination costs which are paid or payable to the CCBX partner. BaaS loan expense represents the amount paid or payable to partners for credit and fraud enhancements and servicing CCBX loans. To determine net BaaS loan income earned from CCBX loan relationships, the Bank takes BaaS loan interest income and deducts BaaS loan expense to arrive at net BaaS loan income which can then be compared to interest income on the Company’s community bank loans.
The following table illustrates how CCBX partner loan income and expenses are recorded in the financial statements:

Loan income and related loan expense	Year. Ended
(dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
BaaS loan interest income	$274,608	$248,286	$197,306
Less: BaaS loan expense	129,086	118,536	79,748
Net BaaS loan income (1)	$145,522	$129,750	$117,558
Net BaaS loan income divided by average BaaS loans (1)	8.41%	9.09%	9.71%
Yield on loans	15.87%	17.39%	16.30%
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
The increased activity of CCBX partners has resulted in increases in direct fees, expenses and interest for the year ended December 31, 2025 compared to the year ended December 31, 2024. The following tables are a summary of the direct fees, expenses and interest components of BaaS for the periods indicated and are not inclusive of all income and expense related to BaaS.

Interest income	Year Ended
(dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
BaaS loan interest income	$274,608	$248,286	$197,306
Total BaaS loan interest income	$274,608	$248,286	$197,306

Interest expense	Year Ended
(dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
BaaS interest expense	$90,109	$94,035	$71,646
Total BaaS interest expense	$90,109	$94,035	$71,646

	Year Ended
(dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
BaaS program income:
Servicing and other BaaS fees	$5,795	$4,743	$3,855
Transaction and interchange fees	18,744	12,843	8,263
BaaS program income before reimbursement of expenses	24,539	17,586	12,118
Reimbursement of expenses	4,952	2,489	1,122
Total BaaS program income	29,491	20,075	13,240
BaaS indemnification income:
BaaS credit enhancements	187,653	272,839	177,764
BaaS fraud enhancements	8,014	9,834	7,165
BaaS indemnification income	195,667	282,673	184,929
Total noninterest BaaS income	$225,158	$302,748	$198,169
Servicing and other BaaS fees increased $1,052,000 in the year ended December 31, 2025 compared to the year ended December 31, 2024, while transaction and interchange fees increased $5.9 million, in the year ended December 31, 2025 compared to the year ended December 31, 2024. We expect servicing and other BaaS fees to decrease and transaction and interchange fees to increase, as partner activity grows and contracted minimum fees are replaced with recurring fees, which exceed those minimum fees. Additionally, we expect reimbursement of expenses to increase as we continue to bill partners for incurred expenses.

	Year Ended
(dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
BaaS loan expense	$129,086	$118,536	$79,748
BaaS fraud expense	8,014	9,834	7,165
Total BaaS loan and fraud expense	$137,100	$128,370	$86,913
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
Reconciliations of the GAAP and non-GAAP measures are presented in the following table.

	As of and for the Year Ended
(dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Net BaaS loan income divided by average CCBX loans:
CCBX loan yield (GAAP)	15.87%	17.39%	16.30%
Total average CCBX loans receivable	$1,730,016	$1,427,571	$1,210,413
Interest and earned fee income on CCBX loans (GAAP)	274,608	248,286	197,306
BaaS loan expense	(129,086)	(118,536)	(79,748)
Net BaaS loan income	$145,522	$129,750	$117,558
Net BaaS loan income divided by average CCBX loans	8.41%	9.09%	9.71%

CCBX net interest margin, net of BaaS loan expense:
CCBX interest margin	9.00%	9.23%	9.19%
CCBX earning assets	2,347,560	1,999,695	1,574,334
Net interest income (GAAP)	211,172	184,472	144,731
Less: BaaS loan expense	(129,086)	(118,536)	(79,748)
Net interest income, net of BaaS loan expense	$82,086	$65,936	$64,983
CCBX net interest margin, net of BaaS loan expense	3.50%	3.30%	4.13%

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
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decrease in current fair market values. Our objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. The FOMC lowered the Fed Funds target range of 4.25%-4.50% by 0.25% in the third quarter of 2025 and by 0.50% in the fourth quarter of 2025, bringing the top end of the target range to 3.75% as of the filing date of this Annual Report on Form 10-K. The timing and magnitude of any future and potential rate changes, expected to be further rate cuts, remains uncertain but will likely be closely tied to future inflationary trends. The impact of this and any future increases or decreases will impact financial results.
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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

Change in Market Interest Rates	Twelve Month Projection As of December 31, 2025	Twelve Month Projection As of December 31, 2024
Static Balance Sheet and Rate Shifts
+400 basis points	5.5%	(8.0)%
+300 basis points	3.9%	(5.9)%
+200 basis points	2.6%	(3.9)%
+100 basis points	1.3%	(1.9)%
-100 basis points	(1.2)%	1.8%
-200 basis points	(3.2)%	3.4%
-300 basis points	(5.5)%	4.8%
-400 basis points	(12.8)%	5.7%

Dynamic Balance Sheet and Rate Shifts
+400 basis points	7.4%	(5.5)%
+300 basis points	5.3%	(4.1)%
+200 basis points	3.5%	(2.6)%
+100 basis points	1.8%	(1.3)%
-100 basis points	(1.7)%	1.2%
-200 basis points	(3.7)%	2.2%
-300 basis points	(6.4)%	3.0%
-400 basis points	(17.7)%	3.3%
The results illustrate that the Company’s static balance sheet has now become asset sensitive, with the dynamic balance sheet displaying slightly more asset sensitivity due to most of the loan growth assumptions coming from fully adjustable-rate CCBX products. The community bank segment remains asset sensitive and performs better in an increasing interest rate environment. For the community bank, the loan portfolio is only approximately 20-25% adjustable rate, meaning the asset sensitivity is driven by the lower level of deposit repricing in rising rate environments. We have found that, historically, offering rates on these community bank deposits change more slowly than changes in short-term market rates. For the CCBX segment, the offering rates on the loan portfolio are modeled using partner contractual net yields which mostly adjust immediately with market shifts. For this CCBX portfolio, the offering rates on approximately 97% of loans and the majority of deposits fully reprice with changes in market rates. During 2025, one of the material CCBX lending partners contractual yields converted to an adjustable-rate product, causing the Company’s balance sheet to become slightly asset sensitive. As of December 31, 2025, the Company’s overall funding mix continues to be more heavily weighted towards the CCBX deposits, which are primarily adjustable-rate deposits and work to partially offset some of the asset sensitivity in the static model. The assumptions incorporated into the simulation model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact that fluctuations in market interest rates have on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions, the shape of the interest yield curve, and the application and timing of various assumptions and strategies.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors
Coastal Financial Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coastal Financial Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

As described in Notes 1 and 4 to the consolidated financial statements, the balance of the Company’s allowance for credit losses – loans was $170 million at December 31, 2025. The allowance for credit losses - loans is a valuation account that is deducted from the amortized cost basis of loans held for investment to present the net carrying value at the amount expected to be collected. The allowance for credit losses – loans is maintained at a level sufficient to provide for expected credit losses over the lives of the loans based on evaluating historical credit loss experience and making qualitative reserve factor adjustments to historical loss information for each loan category for differences in the specific risk characteristics in the current loan portfolio based on reasonable and supportable forecasts. These qualitative reserve factors include borrowers’ financial condition and credit rating, volume and severity of delinquent and classified loans, and environmental and business factors to capture general and economic market conditions.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included evaluating the design and testing the operating effectiveness of internal controls related to the Company’s identification and assessment of the qualitative reserve factors. Our audit procedures related to the qualitative reserve factors included the following, among others:

▪Obtaining management’s analysis and supporting documentation related to the qualitative reserve factors and testing whether the factors used in the calculation of the allowance for credit losses – loans are supported by the analysis provided by management.
▪Testing the appropriateness of the methodology and significant assumptions used in the calculation of the allowance for credit losses – loans, testing completeness and accuracy of the data used in the calculation, testing the estimation and application of the qualitative reserve factors determined by management, and recalculating the balance of the allowance for credit losses – loans.
/s/ Baker Tilly US, LLP
Everett, Washington,
February 27, 2026
We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors
Coastal Financial Corporation

Opinion on Internal Control over Financial Reporting

We have audited Coastal Financial Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Coastal Financial Corporation and subsidiaries as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 27, 2026, expressed an unqualified opinion on those consolidated financial statements.

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
/s/ Baker Tilly US, LLP
Everett, Washington,
February 27, 2026
We have served as the Company’s auditor since 2016.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

ASSETS
	December 31, 2025	December 31, 2024
Cash and due from banks	$34,241	$36,533
Interest earning deposits with other banks	702,729	415,980
Investment securities, available-for-sale, at fair value	29	35
Investment securities, held-to-maturity, at amortized cost	48,218	47,286
Other investments	12,837	10,800
Loans held for sale	71,216	20,600
Loans receivable	3,749,531	3,486,565
Allowance for credit losses	(169,530)	(176,994)
Total loans receivable, net	3,580,001	3,309,571
CCBX credit enhancement asset	177,657	181,890
CCBX receivable	23,047	14,138
Premises and equipment, net	29,325	27,431
Lease right-of-use assets	4,821	5,219
Accrued interest receivable	18,613	21,104
Bank-owned life insurance, net	13,910	13,375
Deferred tax asset, net	—	3,600
Intangible assets, net	4,536	—
Other assets	20,257	13,646
Total assets	$4,741,437	$4,121,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$4,144,199	$3,585,332
Subordinated debt, net
Principal amount $45,000 (less unamortized debt issuance costs of $557 and $707) at December 31, 2025 and December 31, 2024, respectively	44,443	44,293
Junior subordinated debentures, net
Principal amount $3,609 (less unamortized debt issuance costs of $16 and $18 at December 31, 2025 and December 31, 2024, respectively)	3,593	3,591
Deferred compensation	267	332
Accrued interest payable	1,435	962
Lease liabilities	4,984	5,398
CCBX payable	27,492	29,171
Deferred tax liability, net	853	—
Other liabilities	23,212	13,425
Total liabilities	4,250,478	3,682,504
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at December 31, 2025 and December 31, 2024; issued and outstanding: zero shares at December 31, 2025 and December 31, 2024	—	—
Common stock, no par value:
Authorized: 300,000,000 shares at December 31, 2025 and December 31, 2024; 15,140,192 shares at December 31, 2025 issued and outstanding and 14,935,298 shares at December 31, 2024 issued and outstanding	233,438	228,177
Retained earnings	257,522	210,529
Accumulated other comprehensive loss, net of tax	(1)	(2)
Total shareholders’ equity	490,959	438,704
Total liabilities and shareholders’ equity	$4,741,437	$4,121,208
See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except for per share data)

	Year Ended December 31,
	2025	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$397,587	$372,021	$304,289
Interest on interest earning deposits with other banks	28,972	21,265	15,346
Interest on investment securities	2,527	3,056	3,197
Dividends on other investments	531	435	387
Total interest income	429,617	396,777	323,219
INTEREST EXPENSE
Interest on deposits	116,914	120,932	89,000
Interest on borrowed funds	2,638	2,817	2,644
Total interest expense	119,552	123,749	91,644
Net interest income	310,065	273,028	231,575
PROVISION FOR CREDIT LOSSES	192,631	277,607	183,992
Net interest income/(expense) after provision for credit losses	117,434	(4,579)	47,583
NONINTEREST INCOME
Service charges and fees	3,558	3,738	3,854
Loan referral fees	—	168	683
Gain on sales of loans, net	—	—	253
Unrealized gain (loss) on equity securities, net	(414)	27	279
Other income	3,306	1,524	884
Noninterest income, excluding BaaS program income and BaaS indemnification income	6,450	5,457	5,953
Servicing and other BaaS fees	5,795	4,743	3,855
Transaction and interchange fees	18,744	12,843	8,263
Reimbursement of expenses	4,952	2,489	1,122
BaaS program income	29,491	20,075	13,240
BaaS credit enhancements	187,653	272,839	177,764
BaaS fraud enhancements	8,014	9,834	7,165
BaaS indemnification income	195,667	282,673	184,929
Total noninterest income	231,608	308,205	204,122
NONINTEREST EXPENSE
Salaries and employee benefits	85,774	69,927	66,461
Occupancy	3,992	3,936	4,172
Data processing and software licenses	23,515	15,470	9,349
Legal and professional expenses	20,254	15,506	14,803
Point of sale expense	350	325	481
Excise taxes	2,855	1,154	1,976
Federal Deposit Insurance Corporation ("FDIC") assessments	3,177	2,863	2,524
Director and staff expenses	2,657	2,112	2,152
Marketing	631	162	517
Other expense	7,492	6,484	5,224
Noninterest expense, excluding BaaS loan and BaaS fraud expense	150,697	117,939	107,659
BaaS loan expense	129,086	118,536	79,748
BaaS fraud expense	8,014	9,834	7,165
BaaS loan and fraud expense	137,100	128,370	86,913

Total noninterest expense	287,797	246,309	194,572
Income before provision for income taxes	61,245	57,317	57,133
PROVISION FOR INCOME TAXES	14,252	12,098	12,554
NET INCOME	$46,993	$45,219	$44,579
Basic earnings per common share	$3.12	$3.35	$3.36
Diluted earnings per common share	$3.06	$3.26	$3.27
Weighted average number of common shares outstanding:
Basic	15,051,806	13,508,047	13,261,664
Diluted	15,350,175	13,876,906	13,640,182
See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
NET INCOME	$46,993	$45,219	$44,579
OTHER COMPREHENSIVE INCOME (LOSS), before tax
Securities available-for-sale
Unrealized holding income during the period	—	535	2,418
Income tax expense related to unrealized holding gain/(loss)	1	(69)	(553)
OTHER COMPREHENSIVE INCOME, net of tax	1	466	1,865
COMPREHENSIVE INCOME	$46,994	$45,685	$46,444
See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Shares of Common Stock	Amount of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2022	13,161,147	$125,830	$119,998	$(2,334)	243,494
Net income	—	—	44,579	—	44,579
Adjustment to retained earnings; adoption of ASU 2016- 13	—	—	734	—	734
Issuance of restricted stock awards	13,538	—	—	—	—
Vesting of restricted stock units	46,520	—	—	—	—
Exercise of stock options	83,134	618	—	—	618
Stock-based compensation	—	3,688	—	—	3,688
Stock issuance and net proceeds from public offering	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	1,865	1,865
BALANCE, December 31, 2023	13,304,339	$130,136	$165,311	$(469)	$294,978

BALANCE, December 31, 2023	13,304,339	$130,136	$165,310	$(468)	$294,978
Net income	—	—	45,219	—	45,219
Issuance of restricted stock awards	16,698	—	—	—	—
Vesting of restricted stock units	66,806	—	—	—	—
Exercise of stock options	167,455	1,396	—	—	1,396
Stock-based compensation	—	4,844	—	—	4,844
Stock issuance and net proceeds from public offering	1,380,000	91,801	—	—	91,801
Other comprehensive loss, net of tax	—	—	—	466	466
BALANCE, December 31, 2024	14,935,298	$228,177	$210,529	$(2)	$438,704

BALANCE, December 31, 2024	14,935,298	$228,177	$210,529	$(2)	$438,704
Net income	—	—	46,993	—	46,993
Issuance of restricted stock awards, net of 691 shares held to cover for taxes	9,348	(69)	—	—	(69)
Vesting of restricted stock units, net of 37,212 shares held to cover for taxes	135,333	(3,460)	—	—	(3,460)
Exercise of stock options, net of 5,720 shares held to cover for exercise and taxes	60,213	104	—	—	104
Stock-based compensation	—	8,603	—	—	8,603
Stock issuance and net proceeds from public offering, adjustment	—	83	—	—	83
Other comprehensive income, net of tax	—	—	—	1	1
BALANCE, December 31, 2025	15,140,192	$233,438	$257,522	$(1)	$490,959
See accompanying Notes to Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46,993	$45,219	$44,579
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	192,631	277,607	183,992
Depreciation and amortization	6,515	4,552	2,328
Loss on disposition of fixed assets	26	—	39
Decrease in operating lease right-of-use assets	899	835	833
Decrease in operating lease liabilities	(915)	(848)	(857)
Gain on sales of loans	—	—	(253)
Net amortization on investment securities	13	5	(25)
Unrealized holding loss (gain) on equity investment, net	414	(27)	(279)
Stock-based compensation	8,603	4,844	3,688
Increase in bank-owned life insurance value	(516)	(485)	27
Deferred tax expense	4,453	138	13,879
Net change in CCBX receivable	(10,052)	(5,050)	1,328
Net change in CCBX credit enhancement asset	4,233	(68,995)	(55,052)
Net change in CCBX payable	(1,679)	(1,119)	9,871
Net change in other assets and liabilities	2,966	3,110	(12,558)
Total adjustments	207,591	214,567	146,961
Net cash provided by operating activities	254,584	259,786	191,540
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities held-to-maturity	(5,145)	—	(50,244)
Net (increase) decrease in FRB and FHLB securities	(1,895)	(475)	730
Change in equity investments, net	(556)	(71)	(123)
Principal paydowns of investment securities available-for-sale	7	8	9
Principal paydowns of investment securities held-to-maturity	4,200	3,565	417
Maturities and calls of investment securities available-for-sale	—	100,000	250
Purchase of bank owned life insurance	(19)	(20)	(230)
Net cash paid in asset acquisition	(2,370)	—	—
Proceeds from sales of loans held for sale	6,637,989	1,524,870	600,199
Purchase of loans	26,330	(201,995)	(91,465)
Increase in loans receivable, net	(7,175,756)	(2,024,548)	(1,047,310)
Purchases of premises and equipment, net	(8,436)	(9,900)	(6,245)

Net cash used by investing activities	(525,651)	(608,566)	(594,012)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, and savings	564,127	225,779	553,932
Net decrease in time deposits	(5,260)	(811)	(11,089)
Proceeds from exercise of stock options, net of shares withheld to cover	104	1,396	618
Net cash for shares held to cover on restricted stock vesting	(3,529)	—	—
Proceeds from public offering, expense true-up	82	91,801	—
Net cash provided by financing activities	555,524	318,165	543,461
NET CHANGE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	284,457	(30,615)	140,989
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	452,513	483,128	342,139
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of year	$736,970	$452,513	$483,128
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$119,079	$123,679	$91,436
Income taxes paid	$9,472	$10,540	$6,843
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Fair value adjustment of securities available-for-sale, gross	$—	$535	$2,418
Lease liabilities arising from obtaining right-of-use assets	$501	$122	$1,747
Transfer from loans to loans held for sale	$6,688,605	$1,545,470	$599,946
Adjustment to retained earnings - adoption of ASU 2016-13, net of deferred tax	$—	$—	$(734)
Settlement of receivables as consideration in asset acquisition	$2,166	$—	$—
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
The Company operates through the Bank and is headquartered in Everett, Washington, which by population is the largest city in Snohomish County. The Company’s business is conducted through three reportable segments: The community bank, CCBX and treasury & administration. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). We also have a loan production office which is located in King county. The CCBX segment provides banking as a service (“BaaS”) that allows digital financial service providers, companies and brands to offer their customers banking services. The CCBX segment had a total of 28 partners, at varying stages as of December 31, 2025. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments.
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
Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that its critical accounting estimate includes determining the allowance for credit losses. Actual results could differ significantly from those estimates.
Subsequent Events - The Company has evaluated events and transactions subsequent to December 31, 2025 for potential recognition or disclosure.
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
As a Federal Reserve member bank, the Bank is required to own stock in the FRB in an amount based on the Bank’s capital. The recorded amount of the FRB stock equals its fair value because the shares can only be redeemed by the FRB at their par value. The Bank’s investment in FRB stock was $6.6 million and $4.9 million at December 31, 2025 and 2024, respectively.
The Bank, as a member of the FHLB, is required to maintain an investment in capital stock of FHLB in an amount equal to 4.5% of advances outstanding, plus 0.06% of total assets from the prior fiscal year end. The recorded amount of FHLB stock equals its fair value because the shares can only be redeemed by FHLB at the $1 per share par value. The investment in FHLB stock was $2.5 million and $2.2 million at December 31, 2025 and 2024, respectively.
The investment in Pacific Coast Banker’s Bancshares (“PCBB”) stock consists of an equity security. This investment is carried at its cost of $100,000 at December 31, 2025 and 2024, which approximates its fair value.
The Company has the following equity investments which do not have a readily determinable fair value and are held at cost minus impairment if any, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer. This method will be applied until the investments do not qualify for the measurement election (e.g., if the investment has a readily determinable fair value). The Company will reassess at each reporting period whether the equity investments without a readily determinable fair value qualify to be measured at cost minus impairment. These equity investments without a readily determined fair value include:
•a $1.8 million and $2.2 million equity interest in a specialized bank technology company as of December 31, 2025 and December 31, 2024, respectively;
•a $350,000 equity interest in a technology company as of the years ended December 31, 2025 and December 31, 2024; and

•a $42,000 and $47,000 equity interest in a technology company as of the years ended December 31, 2025, and December 31, 2024, respectively.
The following table shows the activity in equity investments without a readily determinable fair value for the dates shown:

	For the Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Carrying value, beginning of period	$2,619	$2,622	$2,572
Purchases	—	—	50
Observable price change	(448)	(3)	—
Carrying value, end of period	$2,171	$2,619	$2,622
The Company has invested in technology-focused funds, including those targeting innovation and adoption within the banking industry. These equity investments are held at fair value, as reported by the funds. During the year ended December 31, 2025, the Company contributed $556,000 in these funds and recognized net gains of $34,000, resulting in an equity interest of $1.5 million at December 31, 2025, compared to $910,000 at December 31, 2024. The Company has committed up to $1.1 million in capital for these equity funds.
The following table shows the activity in equity fund investments held at fair value for the dates shown:

	For the Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Carrying value, beginning of period	$910	$809	$456
Purchases/capital calls/capital returns, net	556	72	75
Net change recognized in earnings	34	29	278
Carrying value, end of period	$1,500	$910	$809
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
For installment/closed-end, and revolving/open-end consumer loans originated through CCBX lending partners loans will typically accrue interest until 120 and 180 days past due, respectively, which is consistent with regulatory guidelines for consumer loans of this nature, and an allowance is recorded through provision expense for these expected losses. For installment/closed-end and revolving/open-end consumer loans originated through CCBX lending partners with balances outstanding beyond 120 days and 180 days, respectively, principal and capitalized interest outstanding is charged off against the allowance and accrued interest outstanding is reversed against interest income. Partners may discontinue the accrual of interest on loans prior to the days-past-due thresholds referenced above. The Bank places loans on nonaccrual status when a partner does so, including in circumstances where certain CCBX partners have adopted collection practices that result in earlier nonaccrual classification to enhance collectibility. In no event does interest continue to accrue beyond the stated delinquency thresholds.

The allowance for credit losses is comprised of amounts charged against income in the form of the provision for credit losses, less charged-off loans, net of recoveries. When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged against the allowance for credit losses.  The existence of some or all of the following criteria will generally confirm that a loss has been incurred: (1) the loan is significantly delinquent and the borrower has not demonstrated the ability or intent to bring the loan current; (2) the Company has no recourse to the borrower or if it does, the borrower has insufficient assets to pay the debt; (3) the estimated fair value of the loan collateral is significantly below the current loan balance; (4) there is little or no near-term prospect for improvement; and (5) the loan has been modified with principal reduction. Subsequent recoveries, if any, are credited to the allowance for credit losses.
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
For more information and discussion related to the allowance for credit losses on loans, see “Note 4 - Loans and Allowance for Credit Losses.”
The Company records an allowance for credit losses on accrued interest receivable for CCBX loans. The allowance is estimated using methodologies consistent with the Company’s CECL framework. Accrued interest is reversed through interest income or written off when loans are placed on nonaccrual status or when collectability is no longer probable.
Loans held-for-sale - During the year ended December 31, 2025, the Company transferred $6.69 billion in CCBX loans receivable to loans held for sale. These loans are sold to the originating partners in accordance with partner agreements and are primarily sold for credit and concentration management. Credit card loans are sold to the originating partner while retaining a portion of the interchange or transaction fee income on these sold credit card accounts. The Company sells these loans to provide an additional source of noninterest income without adding on-balance sheet risk. As of December 31, 2025 there were $71.2 million loans held for sale and $20.6 million loans were held for sale as of December 31, 2024.
Community bank loans held-for-sale consist of the guaranteed portion of SBA loans and USDA loans the Company intends to sell after origination and are reflected at the lower of aggregate cost or fair value. Loans are generally sold with servicing of the sold portion retained by the Company. When the sale of the loan occurs, the premium received is combined with the estimated present value of future cash flows on the related servicing asset and recorded as a gain on sale of loans in noninterest income. There were no community bank loans held for sale at December 31, 2025 and 2024.
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
To determine the gain or loss on sale of loans, the Company’s investment in the loan is allocated among the retained portion of the loan, the servicing retained, and the sold portion of the loan, based on the relative fair market value of each portion. The gain or loss on the sold portion of the loan is based on the difference between the sale proceeds and the allocated investment in the sold portion of the loan. A discount is recorded against the carrying value of the retained portion of the loan to offset the decrease in the fair value allocation of said retained portion, as applicable. CCBX loans sold to originating partners in accordance with partner agreements are typically sold at par, resulting in no gain or loss on sale.
The Company retains the servicing on the sold guaranteed portion of SBA and USDA loans. The Company receives a fee for servicing the loan. The Company also retains the servicing on the sold guaranteed portion of Main Street Lending Program (“MSLP”) loans. The net deferred fee on the sold portion of the loan is recognized when sold. The Company does not retain the servicing on sold CCBX loans.
Reserve for unfunded commitments - The Company maintains a balance sheet liability for expected losses on unfunded commitments, which is recognized if both the following conditions are met: (1) the Company has a present contractual obligation to extend credit; and (2) the obligation is not unconditionally cancellable by the Company. Loan commitments may have a funded and unfunded portion, of which the liability for unfunded commitments is derived based upon the commitments to extend credit to a borrower. An estimate of expected credit losses is not established for unfunded portions of loan commitment that are unconditionally cancellable by the Company. The expected credit losses for funded portions are reported in the previously discussed ACL. The Company segments its unfunded commitment portfolio consistent with the ACL calculation, separating between unfunded lines and commitments to originate. The Company incorporates the probability of funding (i.e. estimate of utilization) for each segment and then utilizes the ACL loss rates for each segment on an aggregate basis to calculate the allowance for unfunded commitments. The reserve for unfunded commitments was $5.2 million and $2.5 million as of December 31, 2025 and 2024, respectively. The reserve for community bank loans was $1.4 million and the reserve for CCBX loans was $3.8 million as of December 31, 2025.
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
As of December 31, 2025 and 2024, the Company had no material unrecognized income tax benefits. There were no interest and penalties assessed on income taxes during 2025, 2024 or 2023. Interest and penalties related to unrecognized tax benefits, if any, would be recognized in other noninterest expense.
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
Earnings per common share - Earnings per common share (“EPS”) is computed under the two-class method. Pursuant to the two-class method, unvested stock based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Application of the two-class method resulted in the equivalent earnings per share to the treasury method.
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
Business Segments – For financial reporting purposes, the Company has three segments: The community bank, CCBX and treasury & administration. The community bank business is that of a traditional banking institution, gathering deposits and originating loans for portfolio in its market areas. The community bank offers a wide variety of deposit products to their customers. Lending activities include the origination of real estate, commercial and industrial, and consumer loans. Interest income on loans is the Company’s primary source of revenue, and is supplemented by interest income from deposits with other banks and investment securities, service charges, and other service provided activities. The CCBX segment provides banking as a service (“BaaS”) that allows our digital financial service partners to offer their customers banking services. The CCBX segment has 28 partners as of December 31, 2025. The treasury & administration segment includes treasury management, overall administration and all other aspects of the Company. The performance of the Company is reviewed and monitored by the Company’s executive management on a daily basis and the Board of Directors reviews and monitors the performance of the Company at minimum, on a monthly basis. For additional information regarding the business segments, see Note 21.
Advertising costs - Advertising costs are expensed as incurred or over the period of the campaign/promotion. Advertising costs in the amount of $631,000, $162,000 and $517,000 were expensed during the year ended December 31, 2025, 2024 and 2023 respectively.
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
In November 2023, the FASB issued ASU 2023-07, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires enhanced disclosures about the nature of expenses included in income statement line items to improve transparency and comparability. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this standard on its disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures by requiring more detailed information about income tax expense, cash taxes paid, and the effective tax rate reconciliation. This ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years and was implemented by the Company as of the fiscal year ended December 31, 2025.
In September 2025, the FASB issued ASU 2025-06, Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes and clarifies guidance on capitalization of internal-use software costs (including software developed using iterative methods) and related presentation/disclosure considerations. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this standard on its capitalization policies and disclosures.
In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which expands and clarifies acquisition-date accounting for certain purchased loans under CECL, including use of a gross-up approach for specified acquired loans. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this standard on its accounting for acquired loans and related disclosures.
In November 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to clarify and improve the guidance related to interim financial reporting. The ASU enhances the structure and navigability of Topic 270 by consolidating and organizing interim disclosure requirements and clarifying their applicability to entities that issue interim financial statements in accordance with U.S. GAAP. The amendments also introduce a disclosure principle requiring entities to disclose material events and changes that occur after the most recent annual reporting period. The ASU does not significantly expand existing disclosure requirements but is intended to improve transparency and consistency in interim reporting. This ASU is effective for interim reporting periods in fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Note 3 - Investment Securities
The following table summarizes the amortized cost, fair value, and allowance for credit losses and the corresponding amounts of gross unrealized gains and losses of available-for-sale securities recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses of held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands)
December 31, 2025
Available-for-sale
U.S. Agency collateralized mortgage obligations	$30	$—	$(1)	$29	$—
Total available-for-sale securities	30	—	(1)	29	—
Held-to-maturity
U.S. Agency residential mortgage-backed securities	48,218	710	(214)	48,713	—
Total investment securities	$48,248	$710	$(215)	$48,742	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands)
December 31, 2024
Available-for-sale
U.S. Agency collateralized mortgage obligations	$37	$—	$(2)	$35	$—
Total available-for-sale securities	37	—	(2)	35	—
Held-to-maturity
U.S. Agency residential mortgage-backed securities	47,286	149	(730)	46,705	—
Total investment securities	$47,323	$149	$(732)	$46,740	$—

Accrued interest on available-for-sale securities was less than $1,000 at December 31, 2025 and December 31, 2024. Accrued interest on held-to-maturity securities was $219,000 and $218,000 at December 31, 2025 and December 31, 2024, respectively. Accrued interest on securities is excluded from the balances in the preceding table of securities receivable, and is included in accrued interest receivable on the Company's consolidated balance sheets.
The amortized cost and fair value of debt securities at December 31, 2025, are shown below. The Company’s debt securities portfolio consists of mortgage-backed securities and collateralized mortgage obligations. Expected maturities may differ from contractual maturities because borrowers underlying these securities generally have the right to prepay obligations, with or without prepayment penalties. As a result, these securities do not have a single contractual maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
December 31, 2025
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	$30	$29	$48,218	$48,713
	$30	$29	$48,218	$48,713
Investment securities with amortized cost of $44.3 million and $24.0 million in securities were pledged for borrowing lines at December 31, 2025 and December 31, 2024, respectively. An additional $19.2 million were pledged to secure public deposits and for other purposes as required or permitted by law at December 31, 2024, no securities were pledged for these purposes at December 31, 2025.
During the year ended December 31, 2025 the Company purchased two debt securities with an aggregate cost of $5.1 million. No investment securities were purchased during 2024. During 2023, the Company purchased 16 debt securities with an aggregate book value of $50.2 million. There were no sales of investments during the year ended December 31, 2025, December 31, 2024 or December 31, 2023.
At December 31, 2025, eight securities were in an unrealized loss position, with total gross unrealized losses of $215,000, compared to 16 securities with total gross unrealized losses of $732,000 at December 31, 2024. The following table shows the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
December 31, 2025
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$—	$29	$1	$29	$1
Total available-for-sale securities	—	—	29	1	29	1
Held-to-maturity
U.S. Agency residential mortgage-backed securities	5,039	95	8,228	119	13,267	214
Total investment securities	$5,039	$95	$8,257	$120	$13,296	$215

Management has evaluated the above securities and does not believe that any individual unrealized loss as of December 31, 2025 will be recognized into income. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity and as market conditions improve. Management believes there is a high probability of collecting all contractual amounts due because the majority of the securities in the portfolio are backed by government agencies or government sponsored enterprises. However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one year time horizon or perhaps even until maturity. Based on management's analysis no allowance for credit losses was required on these securities.
Note 4 - Loans and Allowance for Credit Losses (“ACL”)
Loans Held for Sale
During the year ended December 31, 2025, $6.69 billion in CCBX loans were transferred to loans held for sale, with $6.64 billion in loans sold. These loans were sold at par. The Company sells CCBX loans to manage loan portfolio size by partner and by loan category. Partner loan limits are established and documented in the relevant partner agreement. There were $71.2 million loans held for sale as of December 31, 2025 and $20.6 million loans held for sale as of December 31, 2024.
Loans Held for Investment
The composition of the loan portfolio is as follows as of the periods indicated:

	December 31,	December 31,
	2025	2024
	(dollars in thousands)
Community Bank
Commercial and industrial loans	$224,439	$150,395
Real estate loans:
Construction, land and land development loans	222,075	148,198
Residential real estate loans	202,293	202,064
Commercial real estate loans	1,285,856	1,374,801
Consumer and other loans:
Other consumer and other loans	14,072	13,542
Gross community bank loans receivable	1,948,735	1,889,000
CCBX
Commercial and industrial loans:
Capital call lines	$210,480	$109,017
All other commercial & industrial loans	19,166	33,961
Real estate loans:
Residential real estate loans	264,059	267,707
Consumer and other loans:
Credit cards	622,681	528,554
Other consumer and other loans	691,708	664,780
Gross CCBX loans receivable	1,808,094	1,604,019
Total gross loans receivable	3,756,829	3,493,019
Net deferred origination fees and premiums	(7,298)	(6,454)
Loans receivable	$3,749,531	3,486,565
Accrued interest on loans, which is excluded from the balances in the preceding table of loans receivable, was $17.9 million and $20.5 million at December 31, 2025 and December 31, 2024, respectively, and was included in accrued interest receivable on the Company's consolidated balance sheets.

Included in commercial and industrial loans is $210.5 million and $109.0 million in capital call lines, as of December 31, 2025 and December 31, 2024, respectively, provided to venture capital firms through one of our BaaS partners. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every line/loan.
Consumer and other loans includes overdrafts of $16.9 million and $7.4 million at December 31, 2025 and December 31, 2024, respectively. Community bank overdrafts were $10,000 and $147,000 at December 31, 2025 and December 31, 2024, respectively and CCBX overdrafts were $16.8 million and $7.3 million at December 31, 2025 and December 31, 2024, respectively.
The Company, through the Bank, purchased loans from CCBX partners, at par, through agreements with those CCBX partners, and those loans had a remaining balance of $134.9 million as of December 31, 2025 and $208.0 million as of December 31, 2024. As of December 31, 2025, $132.6 million is included in consumer and other loans, and $2.3 million is included in commercial and industrial loans, compared to $202.7 million in consumer and other loans and $5.3 million in commercial and industrial loans as of December 31, 2024.
The Company, through the Bank, at times purchases individual loans at fair value as of the acquisition date. The Company held purchased loans with remaining balances that totaled $4.4 million and $6.1 million as of December 31, 2025 and December 31, 2024, respectively. Unamortized premiums on these loans totaled $84,000 and $117,000 as of December 31, 2025 and December 31, 2024, respectively, and are amortized into interest income over the life of the loans. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan.
The Company, through the Bank, has purchased participation loans with remaining balances totaling $26.9 million and $29.2 million as of December 31, 2025 and December 31, 2024, respectively. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan and are underwritten to the Bank's credit standards.
The balance of SBA and United States Department of Agriculture ("USDA") loans and participations sold and serviced for others totaled $2.5 million and $4.1 million at December 31, 2025 and December 31, 2024, respectively.
The gross balance of the MSLP loans participated and serviced for others, totaled $23.1 million at December 31, 2025 and $50.3 million at December 31, 2024, with $1.2 million in MSLP loans on the balance sheet and included in commercial and industrial loans at December 31, 2025 compared to $2.6 million at December 31, 2024. Servicing is retained on the gross balance.
The Company has pledged loans totaling $895.5 million at December 31, 2025 and $933.9 million at December 31, 2024, for borrowing lines at the FHLB and FRB. Loans are pledged to increase and maintain the borrowing capacity of the Bank for liquidity management purposes.
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
As of December 31, 2025, $224.4 million in community bank loans are included in commercial and industrial loans, compared to $150.4 million at December 31, 2024.
As of December 31, 2025, $229.6 million in loans originated through CCBX partners are included in commercial and industrial loans, compared to $143.0 million at December 31, 2024.

For the year ended December 31, 2025, $210.5 million in CCBX capital call lines are included in commercial and industrial loans compared to $109.0 million at December 31, 2024. Capital call lines are provided to venture capital firms. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every line/loan.
Also included in commercial and industrial loans are $19.2 million in unsecured loans originated through CCBX partners as of December 31, 2025, compared to $34.0 million as of December 31, 2024.
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
As of December 31, 2025, $222.1 million in community bank loans are included in construction, land and land development loans compared to $148.2 million at December 31, 2024.
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
As of December 31, 2025, $202.3 million in community bank loans are included in residential real estate loans, compared to $202.1 million at December 31, 2024. These include multi-family loans, first lien single family loans and home equity lines of credit.
As of December 31, 2025, $264.1 million in loans originated through CCBX partners are included in residential real estate loans, compared to $267.7 million at December 31, 2024. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card. Home equity lines of credit are classified as residential real estate per regulatory guidelines.
Commercial real estate (includes owner occupied and nonowner occupied) - Commercial real estate loans include various types of loans for which the Company holds real property as collateral.
As of December 31, 2025, $1.29 billion in community bank loans are included in commercial real estate loans, compared to $1.37 billion at December 31, 2024.
We have commercial mortgage loans totaling $374.7 million that are collateralized by owner-occupied real-estate and $531.1 million that are collateralized by non-owner-occupied real estate, as well as $367.9 million of multi-family residential loans and $12.2 million of farmland loans, as of December 31, 2025, compared to $386.8 million that are collateralized by owner-occupied real-estate, $565.5 million that are collateralized by non-owner-occupied real estate,$412.0 million of multi-family residential loans and $10.5 million of farmland loans, as of December 31, 2024. The primary risks of commercial real estate loans include the borrower’s inability to pay, material decreases in the value of the collateralized real estate and significant increases in interest rates, which may make the real estate loan unprofitable. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.
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

As of December 31, 2025, $14.1 million in community bank loans are included in consumer and other loans compared to $13.5 million at December 31, 2024.
As of December 31, 2025, $1.31 billion in CCBX loans are included in consumer and other loans compared to $1.19 billion at December 31, 2024.
The following chart breaks out our consumer loan portfolio by segment and type of loan as of December 31, 2025. The largest portion of our consumer portfolio is comprised of CCBX installment loans and credit card loans. These loans are further divided to show the total secured and unsecured amounts in each of these categories. The average overall outstanding consumer loan balance is $809.

(dollars in thousands; unaudited)	Outstanding Balance	% of Total Outstanding Balance Consumer Loans	Average Loan Balance	Number of Loans
CCBX consumer loans
Installment loans - cash secured	$162,072	12.2%
Installment loans - unsecured	502,767	37.8
Installment loans - total	664,839	50.0	$0.8	864,638
Credit cards - cash secured	56	0.1
Credit cards - unsecured	622,625	46.9
Credit cards - total	622,681	46.9	1.4	435,236
Lines of credit	10,027	0.8	0.1	89,736
Other loans	16,842	1.3	0.1	252,381
Community bank consumer loans
Lines of credit	140	0.0	4.5	31
Installment loans	3,010	0.2	111.5	27
Other loans	10,922	0.8	28.6	382
Total	$1,328,461	100.0%	$0.8	1,642,431

The following chart breaks out our consumer loan portfolio by segment and type of loan as of December 31, 2024. The largest portion of our consumer portfolio is comprised of CCBX installment loans and credit card loans. These loans are further divided to show the total secured and unsecured amounts in each of these categories. The average overall outstanding consumer loan balance is $1,044.

(dollars in thousands; unaudited)	Outstanding Balance	% of Total Outstanding Balance Consumer Loans	Average Loan Balance	Number of Loans
CCBX consumer loans
Installment loans - cash secured	$127,014	10.5%
Installment loans - unsecured	529,783	43.9
Installment loans - total	656,797	54.4	$1.0	690,596
Credit cards - cash secured	211	0.0
Credit cards - unsecured	528,343	43.8
Credit cards - total	528,554	43.8	1.8	301,799
Lines of credit	722	0.1	1.4	524
Other loans	7,261	0.6	—	163,026
Community bank consumer loans
Lines of credit	181	0.0	5.7	32
Installment loans	1,917	0.2	68.5	28
Other loans	11,444	0.9	30.6	374
Total	$1,206,876	100.0%	$1.0	1,156,379

Past due and Nonaccrual Loans
The following table illustrates an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2025
Community Bank
Commercial and industrial loans	$150	$2,070	$2,220	$222,219	$224,439	$—
Real estate loans:
Construction, land and land development	—	—	—	222,075	222,075	—
Residential real estate	286	—	286	202,007	202,293	—
Commercial real estate	107	4,344	4,451	1,281,405	1,285,856	—
Consumer and other loans	1	—	1	14,071	14,072	—
Total community bank	$544	$6,414	$6,958	$1,941,777	$1,948,735	$—
CCBX
Commercial and industrial loans:
Capital call lines	$—	$—	$—	$210,480	$210,480	$—
All other commercial & industrial loans	1,075	654	1,729	17,437	19,166	654
Real estate loans:
Residential real estate loans	3,125	1,961	5,086	$258,973	$264,059	1,961
Consumer and other loans:
Credit cards	27,752	26,632	54,384	$568,297	$622,681	22,536
Other consumer and other loans	38,187	8,078	46,265	645,443	691,708	7,993
Total CCBX	$70,139	$37,325	$107,464	$1,700,630	$1,808,094	$33,144
Total consolidated	$70,683	$43,739	$114,422	$3,642,407	3,756,829	$33,144
Less net deferred origination fees and premiums					(7,298)
Loans receivable					$3,749,531

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands)
December 31, 2024
Community Bank
Commercial and industrial loans	$97	$—	$97	$150,298	$150,395	$—
Real estate loans:
Construction, land and land development	—	—	—	148,198	148,198	—
Residential real estate	—	—	—	202,064	202,064	—
Commercial real estate	—	—	—	1,374,801	1,374,801	—
Consumer and other loans	7	—	7	13,535	13,542	—
Total community bank	$104	$—	$104	$1,888,896	$1,889,000	$—
CCBX
Commercial and industrial loans:
Capital call lines	$—	$—	$—	$109,017	$109,017	$—
All other commercial & industrial loans	1,950	1,006	2,956	31,005	33,961	1,006
Real estate loans:
Residential real estate loans	3,335	2,608	5,943	$261,764	$267,707	$2,608
Consumer and other loans:
Credit cards	27,652	36,505	64,157	$464,397	$528,554	$34,490
Other consumer and other loans	19,840	5,224	25,064	$639,716	$664,780	$4,989
Total CCBX	52,777	45,343	98,120	1,505,899	1,604,019	43,093
Total consolidated	52,881	45,343	98,224	3,394,795	3,493,019	43,093
Less net deferred origination fees and premiums					(6,454)
Loans receivable					$3,486,565
There were $33.1 million in loans past due 90 days or more and still accruing interest as of December 31, 2025, and $43.1 million as of December 31, 2024. The balance is attributed to loans originated through CCBX lending partners which continue to accrue interest up to 180 days past due. As of December 31, 2025 and December 31, 2024, $30.9 million and $41.8 million, respectively, of loans past due 90 days or more and still accruing interest are covered by credit enhancements provided by our CCBX partners that protect the Bank against losses.
The accrual of interest on community bank loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are 90 days past due as to either principal or interest, unless they are well secured and in the process of collection.  Installment/closed-end, and revolving/open-end consumer loans originated through CCBX lending partners will continue to accrue interest until 120 and 180 days past due, respectively, and an allowance is recorded through provision expense for these expected losses. Certain CCBX partners employ collection practices that place specific loans on nonaccrual status to enhance collectability. As of December 31, 2025, $20.3 million of these nonaccrual CCBX loans were less than 90 days past due, compared to $17.2 million as of December 31, 2024. For installment/closed-end and revolving/open-end consumer loans originated through CCBX lending partners with balances outstanding beyond 120 days and 180 days past due, respectively, principal and capitalized interest outstanding is charged off against the allowance and accrued interest outstanding is reversed against interest income. These consumer loans are reported as nonperforming/substandard, 90 days or more past due and still accruing.
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
An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	December 31,			December 31,
	2025			2024
	Total Nonaccrual	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual	Nonaccrual with No ACL	Nonaccrual with ACL
	(dollars in thousands)
Community Bank
Commercial and industrial loans	$2,151	$2,058	$93	$100	$100	$—
Real estate loans:
Residential real estate	38	38	—	—	—	—
Commercial real estate	4,344	4,344	—	—	—	—
Total community bank nonaccrual loans	$6,533	$6,440	$93	$100	$100	$—
CCBX
Commercial and industrial loans	$127	$—	$127	$234	$—	$234
Consumer and other loans:
Credit cards	21,433	—	21,433	10,262	—	10,262
Consumer and other consumer loans	2,875	—	2,875	8,967	—	8,967
Total CCBX nonaccrual loans	$24,435	$—	$24,435	$19,463	$—	$19,463
Total consolidated nonaccrual loans	$30,968	$6,440	$24,528	$19,563	$100	$19,463

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
There was no modified loan for a community bank borrower experiencing financial difficulty at December 31, 2025, and there was one loan at December 31, 2024. The Company had no commitment to lend additional amounts borrower at December 31, 2025 and December 31, 2024. No modified community bank loans were 90 days past due or in default at December 31, 2025 and December 31, 2024.
The following table presents the community bank loan that was both experiencing financial difficulty and was modified during the year by class and by type of modification for the period indicated with the percentage of community bank loans that were modified to borrowers in financial distress as compared to the total of each class of community bank loans. Also presented is the financial effect of the loan modification to the borrower experiencing financial difficulty as of the period indicated.

				Financial Effect of the Loan Modifications
December 31, 2024	Principal Forgiveness & Interest Rate Reduction	Total	Total Class of Financing Receivable	Principal Forgiveness	Weighted Average Interest Rate Reduction
	(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$101	$101	0.04%	$82	9.75%
Total	$101	$101	0.01%	$82	9.75%

The following table presents the CCBX loans that were both experiencing financial difficulty and were modified during the years ended December 31, 2025 and 2024 by class and by type of modification. The percentage of the CCBX loans that were modified to borrowers in financial distress as compared to the total of each class of CCBX loans is also presented below.

December 31, 2025	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Interest Rate Reduction & Payment Delay	Principal Forgiveness Payment Delay & Term Extension	Total	Total Class of Financing Receivable
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$763	$—	$4	$—	$—	$767	4.00%
Consumer and other loans:
Credit cards	13,780	—	32,566	—	685	—	47,031	7.55
Other consumer and other loans	—	4,087	—	832	—	15	4,934	0.71
Total	$13,780	$4,850	$32,566	$836	$685	$15	$52,732	1.41%

December 31, 2024	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Principal Forgiveness, Payment Delay & Term Extension	Total	Total Class of Financing Receivable
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$1,790	$—	$235	$—	$2,025	5.96%
Consumer and other loans:
Credit cards	11,067	—	17,287	—	—	28,354	5.36
Other consumer and other loans	—	6,873	—	8,645	34	15,552	2.27
Total	$11,067	$8,663	$17,287	$8,880	$34	$45,931	1.32%
The Company has committed to lend additional amounts totaling $7,000 to the borrowers included in the previous table.

The performance of loans modified is monitored to understand the effectiveness of the modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months as of the periods indicated:

December 31, 2025	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$199	$28	$227	$540
Consumer and other loans:
Credit cards	8,403	7,114	15,517	31,514
Other consumer and other loans	745	321	1,066	3,868
Total CCBX	$9,347	$7,463	$16,810	$35,922

December 31, 2024	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$281	$139	$420	$1,605
Consumer and other loans:
Credit cards	9,436	11,181	20,617	7,736
Other consumer and other loans	1,055	388	1,443	14,110
Total CCBX	$10,772	$11,708	$22,480	$23,451

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the years ended as indicated below:

December 31, 2025	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$224	—%	2.0
Consumer and other loans:
Credit cards	9,062	14.4	n/a
Other consumer and other loans	5,904	—	2.0
Total CCBX	$15,190	14.4%	2.0

December 31, 2024	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$138	—%	1.4
Consumer and other loans:
Credit cards	7,938	14.6	n/a
Other consumer and other loans	6,001	—	1.7
Total CCBX	$14,077	14.6%	1.6

The following table presents the total of loans to borrowers experiencing financial difficulty that had a payment default during the periods indicated and were modified in the twelve months prior to that default.

December 31, 2025	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Interest Rate Reduction & Payment Delay	Principal Forgiveness, Payment Delay & Term Extension	Total
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$628	$—	$4	$—	$—	$632
Consumer and other loans:
Credit cards	12,339	—	21,798	—	204	—	34,341
Other consumer and other loans	—	3,267	—	640	—	15	3,922
Total	$12,339	$3,895	$21,798	$644	$204	$15	$38,895

December 31, 2024	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Total
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$1,070	$—	$77	$1,147
Consumer and other loans:
Credit cards	10,417	—	12,050	—	22,467
Other consumer and other loans	—	4,184	—	1,715	5,899
Total	$10,417	$5,254	$12,050	$1,792	$29,513
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
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of a loan constitutes a current period origination.
The following tables show the risk category of community bank loans by year of origination for the periods indicated, based on the most recent analysis performed as of each period end:

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands)
As of December 31, 2025
Commercial and industrial loans
Risk rating
Pass	$131,644	$8,897	$33,940	$10,279	$2,389	$5,363	$25,929	$2,256	$220,697
Other Loan Especially Mentioned	—	—	—	—	1,216	—	375	—	$1,591
Substandard	—	16	—	1,961	—	—	174	—	$2,151
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - All other commercial and industrial loans	$131,644	$8,913	$33,940	$12,240	$3,605	$5,363	$26,478	$2,256	$224,439
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands)
As of December 31, 2025
Real estate loans - Construction, land and land development loans
Risk rating
Pass	$139,810	$67,584	$6,838	$1,715	$239	$1,732	$3,502	$—	$221,420
Other Loan Especially Mentioned	—	—	—	655	—	—	—	—	$655
Substandard	—	—	—	—	—	—	—	—	$—
Doubtful	—	—	—	—	—	—	—	—	$—
Total real estate loans - Construction, land and land development loans	$139,810	$67,584	$6,838	$2,370	$239	$1,732	$3,502	$—	$222,075
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate loans - Residential real estate loans
Risk rating
Pass	$28,581	$24,678	$35,211	$34,525	$23,262	$25,146	$28,270	$414	$200,087
Other Loan Especially Mentioned	—	—	286	—	—	—	501	—	$787
Substandard	1,381	—	—	—	—	—	38	—	$1,419
Doubtful	—	—	—	—	—	—	—	—	$—
Total real estate loans - Residential real estate loans	$29,962	$24,678	$35,497	$34,525	$23,262	$25,146	$28,809	$414	$202,293
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$13	$—	$—	$13

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands)
As of December 31, 2025
Real estate loans - Commercial real estate loans
Risk rating
Pass	$138,619	$259,048	$263,101	$209,646	$98,897	$273,109	$10,005	$1,788	$1,254,213
Other Loan Especially Mentioned	15,374	—	5,593	1,302	3,243	1,787	—	—	$27,299
Substandard	—	—	344	—	4,000	—	—	—	$4,344
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Commercial real estate loans	$153,993	$259,048	$269,038	$210,948	$106,140	$274,896	$10,005	$1,788	$1,285,856
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans - Other consumer and other loans
Risk rating
Pass	$2,526	$32	$7,394	$—	$206	$2,710	$1,204	$—	$14,072
Other Loan Especially Mentioned	—	—	—	—	—	—	—	—	$—
Substandard	—	—	—	—	—	—	—	—	$—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans - Other consumer and other loans	$2,526	$32	$7,394	$—	$206	$2,710	$1,204	$—	$14,072
Year-to-date gross charge-offs	$29	$15	$—	$—	$—	$—	$—	$—	$44

Total community bank loans receivable
Risk rating
Pass	$441,180	$360,239	$346,484	$256,165	$124,993	$308,060	$68,910	$4,458	$1,910,489
Other Loan Especially Mentioned	15,374	—	5,879	1,957	4,459	1,787	876	—	$30,332
Substandard	1,381	16	344	1,961	4,000	—	212	—	$7,914
Doubtful	—	—	—	—	—	—	—	—	—
Total community bank loans	$457,935	$360,255	$352,707	$260,083	$133,452	$309,847	$69,998	$4,458	$1,948,735
Year-to-date gross charge-offs	$29	$15	$—	$—	$—	$13	$—	$—	$57

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
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
	(dollars in thousands)
As of December 31, 2025
Commercial and industrial loans - Capital call lines
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$210,480	$—	$210,480
Nonperforming	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - Capital call lines	$—	$—	$—	$—	$—	$—	$210,480	$—	$210,480
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans - All other commercial and industrial loans
Payment performance
Performing	$—	$15	$11,546	$1,903	$—	$2	$4,919	$—	$18,385
Nonperforming	—	—	364	85	—	—	332	—	781
Total commercial and industrial loans - All other commercial and industrial loans	$—	$15	$11,910	$1,988	$—	$2	$5,251	$—	$19,166
Year-to-date gross charge-offs	$—	$18	$5,164	$817	$4	$4	$816	$—	$6,823

Real estate loans - Residential real estate loans
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$260,146	$1,952	$262,098
Nonperforming	—	—	—	—	—	—	1,961	—	1,961
Total real estate loans - Residential real estate loans	$—	$—	$—	$—	$—	$—	$262,107	$1,952	$264,059
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$4,923	$—	$4,923

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands)
As of December 31, 2025
Consumer and other loans - Credit cards
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$578,684	$28	$578,712
Nonperforming	—	—	—	—	—	—	43,969	—	43,969
Total consumer and other loans - Credit cards	$—	$—	$—	$—	$—	$—	$622,653	$28	$622,681
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$109,468	$—	$109,468

Consumer and other loans - Other consumer and other loans
Payment performance
Performing	$393,010	$168,728	$75,052	$22,104	$874	$89	$20,983	$—	$680,840
Nonperforming	2,336	3,870	3,416	818	126	10	292	—	10,868
Total consumer and other loans - Other consumer and other loans	$395,346	$172,598	$78,468	$22,922	$1,000	$99	$21,275	$—	$691,708
Year-to-date gross charge-offs	$9,522	$36,940	$23,660	$7,840	$734	$2	$17,220	$—	$95,918

Total CCBX loans receivable
Payment performance
Performing	$393,010	$168,743	$86,598	$24,007	$874	$91	$1,075,212	$1,980	$1,750,515
Nonperforming	2,336	3,870	3,780	903	126	10	46,554	—	57,579
Total CCBX loans	$395,346	$172,613	$90,378	$24,910	$1,000	$101	$1,121,766	$1,980	$1,808,094
Year-to-date gross charge-offs	$9,522	$36,958	$28,824	$8,657	$738	$6	$132,427	$—	$217,132

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
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
	(dollars in thousands)
As of December 31, 2024
Consumer and other loans - Credit cards
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$483,755	$47	$483,802
Nonperforming	—	—	—	—	—	—	44,752	—	44,752
Total consumer and other loans - Credit cards	$—	$—	$—	$—	$—	$—	$528,507	$47	$528,554
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$130,825	$—	$130,825

Consumer and other loans - Other consumer and other loans
Payment performance
Performing	$430,398	$153,522	$44,967	$1,902	$47	$192	$19,796	$—	$650,824
Nonperforming	1,727	7,324	4,042	732	—	15	116	—	13,956
Total consumer and other loans - Other consumer and other loans	$432,125	$160,846	$49,009	$2,634	$47	$207	$19,912	$—	$664,780
Year-to-date gross charge-offs	$13,759	$34,352	$14,702	$3,580	$24	$282	$10,710	$—	$77,409

Total CCBX loans receivable
Payment performance
Performing	$431,447	$176,496	$48,919	$1,907	$59	$192	$873,076	$9,367	$1,541,463
Nonperforming	$1,727	$8,180	$4,183	$732	$—	$15	$47,719	$—	$62,556
Total CCBX loans	$433,174	$184,676	$53,102	$2,639	$59	$207	$920,795	$9,367	$1,604,019
Year-to-date gross charge-offs	$14,262	$46,197	$16,658	$3,582	$29	$282	$147,527	$—	$228,537
Allowance for Credit Losses ("ACL")
CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by reimbursing most losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans, reclassified negative deposit accounts and accrued interest receivable on CCBX loans. When the provision for CCBX credit losses and provision for unfunded commitments are recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements). Expected losses are recorded in the allowance for credit losses. The credit enhancement asset is reduced when credit enhancement payments are received from the CCBX partner or taken from the partner's cash reserve account. CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by reimbursing the Bank for the losses. If the partner is unable to fulfill its contracted obligations then the Bank could be exposed to the loss of the reimbursement and credit enhancement income. In accordance with the program agreement for one CCBX partner, the Company is responsible for credit losses on approximately 5% of a $321.3 million loan portfolio that is without credit enhancements. At December 31, 2025, 5% of this portfolio represented $22.1 million in loans. The partner is responsible for reimbursing credit losses on approximately 95% of this portfolio and for fraud losses on 100% of this portfolio. The Company earns 100% of the interest income on the aforementioned $22.1 million of loans.

The following table summarizes the allocation of the ACL, as well as the activity in the ACL attributed to various segments in the loan portfolio, as of and for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Unallocated	Total
	(dollars in thousands)
Year Ended December 31, 2025
ACL Balance, December 31, 2024	$11,051	$3,439	$12,250	$8,456	$141,798	$—	$176,994
Provision for credit losses or (recapture)	3,537	3,141	3,685	(2,964)	181,970	—	189,369
	14,588	6,580	15,935	5,492	323,768	—	366,363
Loans charged-off	(6,823)	—	(4,936)	—	(205,430)	—	(217,189)
Recoveries of loans previously charged-off	992	—	101	4	19,259	—	20,356
Net charge-offs	(5,831)	—	(4,835)	4	(186,171)	—	(196,833)
ACL balance, December 31, 2025	$8,757	$6,580	$11,100	$5,496	$137,597	$—	$169,530

Year Ended December 31, 2024
ACL Balance, December 31, 2023	$8,894	$6,386	$13,049	$7,441	$81,611	$—	$117,381
Provision for credit losses or (recapture)	16,605	(2,947)	4,199	1,279	256,527	—	275,663
	25,499	3,439	17,248	8,720	338,138	—	393,044
Loans charged-off	(15,556)	—	(5,006)	(264)	(208,265)	—	(229,091)
Recoveries of loans previously charged-off	1,108	—	8	—	11,925	—	13,041
Net charge-offs	(14,448)	—	(4,998)	(264)	(196,340)	—	(216,050)
ACL Balance, December 31, 2024	$11,051	$3,439	$12,250	$8,456	$141,798	$—	$176,994
Balance,
Year Ended December 31, 2023
ALLL Balance, December 31, 2022	$4,831	$7,425	$4,142	$5,470	$50,996	$1,165	$74,029
Impact of adopting CECL (ASC 326)	1,428	(1,589)	1,623	1,240	2,315	(1,165)	$3,852
Provision for credit losses	9,264	550	11,921	731	161,577	—	184,043
	15,523	6,386	17,686	7,441	214,888	—	261,924
Loans charged-off	(6,651)	—	(4,641)	—	(140,705)	—	(151,997)
Recoveries of loans previously charged-off	22	—	4	—	7,428	—	7,454
ACL Balance, Net charge-offs	(6,629)	—	(4,637)	—	(133,277)	—	(144,543)
ACL Balance, December 31, 2023	$8,894	$6,386	$13,049	$7,441	$81,611	$—	$117,381
There was an unfunded commitments provision of $2.6 million for the year ended December 31, 2025 and $1.9 million for the year ended December 31, 2024.

The following tables present the collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of the periods presented:

	Real Estate	Business Assets	Total	ACL
	(dollars in thousands)
December 31, 2025
Commercial and industrial loans	$—	$190	$190	$93
Real estate loans:
Residential real estate	39	—	39	—
Commercial real estate	4,344	—	4,344	—
Total	$4,383	$190	$4,573	$93

	Business Assets	Total	ACL
	(dollars in thousands)
December 31, 2024
Commercial and industrial loans	$100	$100	$—
Total	$100	$100	$—
Note 5 – Premises and Equipment
The investment in premises and equipment consisted of the following as of the periods presented:

	December 31,
	2025	2024
	(dollars in thousands)
Land	$3,599	$3,599
Buildings	11,915	11,798
Leasehold Improvements	5,095	5,038
Furniture	2,348	2,297
Equipment	4,900	5,723
Software	17,330	15,663
Projects in process	5,948	—
	51,135	44,118
Less accumulated depreciation and amortization	(21,810)	(16,687)
Premises and equipment, net	$29,325	$27,431
Depreciation and amortization on land, buildings, leasehold improvements, furniture and equipment is charged to occupancy expense and totaled $1.5 million, $1.5 million and $1.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization on software is charged to data processing and software licenses and totaled $5.1 million, $3.0 million and $754,000 for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating and finance lease liabilities at the inception of the lease. The weighted average discount rate as of December 31, 2025 was 4.0% for operating leases and 4.75% for finance leases and is based off the discount rate and term at the time the lease is originated or renewed.
The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantees.
Operating leases with original terms of 12 months or less are not included in ROU assets and corresponding operating lease liabilities are not recorded in our consolidated balance sheets. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis. At December 31, 2025, lease expiration dates ranged from less than twelve months to 21.2 years, with additional renewal options on certain leases typically ranging from zero to 10 years. At December 31, 2025, the dollar weighted average remaining lease term for the Company’s operating leases was 7.4 years. The weighted average remaining lease term for the Company's finance lease was 9 months.
Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $1.2 million for the years ended December 31, 2025, 2024 and 2023. Variable lease components, such as inflation adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.
Amortization expense for the finance lease is recognized on a straight-line basis over the lease term and amounted to $34,000 and $43,000 for the year December 31, 2025 and December 31, 2024, respectively. Interest on the finance lease was $2,000 and $5,000 for the year December 31, 2025 and December 31, 2024, respectively. There was no amortization expense or interest on finance leases in 2023.
The following sets forth, as of December 31, 2025, the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew:

	Operating	Finance
(dollars in thousands)	December 31, 2025
2026	$1,225	$27
2026	1,097	—
2027	695	—
2028	459	—
2029	413	—
2031 and thereafter	1,869	—
Total lease payments	5,757	27
Less: amounts representing interest	799	1
Present value of lease liabilities	$4,958	$26

Office space at a small number of branches is leased and sub-leased to a few tenants on month-to-month and multi-year leases. Lease and sublease income was $180,000, $204,000 and $205,000 for 2025, 2024 and 2023, respectively.

The following table presents the components of total lease expense and operating cash flows for the periods presented:

	For the Year Ended
(dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Lease expense:
Operating lease expense (1)	1,071	$1,020	1,074
Variable lease expense	413	362	236
Finance lease cost
Right-of-use amortization (2)	$34	$43	$—
Interest expense (3)	2	5	—
Total lease expense	$1,520	$1,430	$1,310
Cash paid:
Cash paid from operating leases	$1,500	$1,396	$1,334
Cash paid from finance leases	$36	$47	$—
(1)Included in net occupancy expense and in the Consolidated Statements of Income.
(2)Included in other expense in the Consolidated Statements of Income.
(3)Included in interest on borrowed funds Consolidated Statements of Income.
Note 7 - Deposits
The composition of consolidated deposits consisted of the following at the periods indicated:

(dollars in thousands)	December 31, 2025	December 31, 2024
	(dollars in thousands)
Demand, noninterest bearing	$579,616	$527,524
Interest bearing demand and money market	3,450,679	2,529,084
Savings	101,616	66,826
Other deposits	1	444,351
Time deposits less than $250,000	8,229	11,252
Time deposits $250,000 and over	4,058	6,295
Total deposits	$4,144,199	$3,585,332
The following table presents the maturity distribution of time deposits as of December 31, 2025:

(dollars in thousands)
Twelve months	$9,706
One to two years	988
Two to three years	1,128
Three to four years	271
Four to five years	194
Thereafter	—
$12,287
Included in total deposits is $460.3 million in IntraFi network reciprocal interest bearing demand and money market sweep accounts as of December 31, 2025, compared to $414.0 million as of December 31, 2024, which provides our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.

Note 8 – Federal Home Loan Bank Advances and Other Borrowings
At December 31, 2025 and December 31, 2024 the Company had no overnight or term FHLB advances. FHLB advances are secured by a blanket pledge of eligible collateral including first lien single family and multi-family mortgages and certain mortgage backed securities with a carrying value of $368.9 million and $303.0 million at December 31, 2025 and 2024, respectively. The Company has available borrowing capacity of an additional $225.4 million from FHLB at December 31, 2025, subject to certain collateral requirements and with interest at then stated rate.
The following table provides details on FHLB advance borrowings for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2025 (1)	2024
Maximum amount outstanding at any month-end during period:	$—	$—
Average outstanding balance during period:	$—	$2,443
Weighted average interest rate during period:	—%	5.66%
Balance outstanding at end of period:	$—	$—
Weighted average interest rate at end of period:	—%	—%
(1) No borrowings were outstanding during the period, except for an immaterial borrowing incurred to test the advance line.
The Company has established a $50.0 million unsecured line of credit with interest payable at the then-stated rate, with PCBB, which expires in June 2026. There were no borrowings on this line at December 31, 2025 or 2024.
The Company has established a Borrower-in-Custody (“BIC”) arrangement with the FRB, which is secured by eligible loans, with interest payable at the then-stated rate. At December 31, 2025, the Company had pledged commercial real estate loans totaling $570.9 million, which provided available borrowing capacity of $416.7 million. At December 31, 2024, the Company had pledged commercial real estate loans totaling $654.8 million, which provided available borrowing capacity of $468.7 million. There were no borrowings outstanding on this line of credit at December 31, 2025 or 2024.
Note 9 – Subordinated Debt
At December 31, 2025 and 2024, the Company’s subordinated debt was as follows:

	Aggregate Principal Amount December 31, 2025	Aggregate Principal Amount December 31, 2024
	(dollars in thousands)
Total liability, at par	$45,000	$45,000
Less: unamortized debt issuance costs	(557)	(707)
Total liability, at carrying value	$44,443	$44,293
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
Subordinated debt interest expense of $2.4 million was recognized during the years ended December 31, 2025, 2024 and 2023. Accrued interest payable on these notes totaled $515,000 at December 31, 2025 and 2024.

Note 10 – Junior Subordinated Debentures
At December 31, 2025 and 2024, the Company’s junior subordinated debentures were as follows:

Coastal (WA) Statutory Trust I	Aggregate Principal Amount December 31, 2025	Aggregate Principal Amount December 31, 2024
	(dollars in thousands)
Total liability, at par	$3,609	$3,609
Less: unamortized debt issuance costs	(16)	(18)
Total liability, at carrying value	$3,593	$3,591
Stated Maturity:	December 15, 2034
On December 15, 2004, the Company issued $3.6 million floating rate junior subordinated debentures to Coastal (WA) Statutory Trust I, which was formed for the issuance of trust preferred securities. Prior to June 30, 2023, the debentures bore interest at a rate per annum equal to the 3-month LIBOR plus 2.10%. Beginning with rate adjustments subsequent to June 30, 2023, the rate is based off three-month CME Term SOFR plus a spread adjustment of 0.26% and margin of 2.10%. The effective rate as of December 31, 2025 and December 31, 2024 was 6.08% and 6.72%, respectively. Interest is payable quarterly. Interest expense of $243,000, $279,000 and $271,000 was recognized during 2025, 2024 and 2023, respectively, and accrued interest payable on these securities totaled $10,000 and $11,000 at December 31, 2025 and 2024, respectively. There are no principal payments due on these debentures in the next five years.
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

Note 11 –Income Taxes
Income taxes paid were as follows:

(dollars in thousands)	2025	2024	2023
Cash taxes paid, net of refunds
Federal	$5,871	$9,750	$6,000
State
California (1)	1,300	525	—
Other domestic	460	(355)	412
Foreign	—	—	—
Total tax expense	$7,631	$9,920	$6,412
(1) The amount of income taxes paid during 2023 does not meet the 5% disaggregation threshold.
Pretax income is entirely related to domestic activities. The Company did not have any foreign operations.
The components of the income tax for the Company consisted of the following at December 31:

(dollars in thousands)	2025	2024	2023
Current tax expense (benefit)
Federal	$7,744	$10,486	$(1,365)
State	2,055	1,474	40
Total current tax expense (benefit)	9,799	11,960	(1,325)
Deferred tax expense
Federal	3,862	50	12,313
State	591	88	1,566
Total deferred tax expense	4,453	138	13,879
Total tax expense	$14,252	$12,098	$12,554
At December 31, 2025 the current net income tax receivable was $4.9 million, and at December 31, 2024 the net income tax receivable was $7.1 million.

A reconciliation of the income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to the income before income taxes is as follows for the year ended December 31:

(dollars in thousands)	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax at statutory rate	$12,861	21.0%	$12,037	21.0%	$11,998	21.0%
Effect of:
State income taxes, net of federal income tax effect (1)	2,091	3.4	1,284	2.2	1,275	2.2
Nontaxable or nondeductible items
Excess executive compensation	1,695	2.8	167	0.3	145	0.3
Effect of tax-exempt interest income	(65)	(0.1)	(71)	(0.1)	(77)	(0.1)
Bank owned life insurance earnings	(108)	(0.2)	(102)	(0.2)	(39)	(0.1)
Other	34	0.1	33	0.1	41	0.1
Other
Stock-based compensation	(2,016)	(3.3)	(993)	(1.7)	(728)	(1.3)
Other	(240)	(0.4)	(257)	(0.5)	(61)	(0.1)
Total tax (benefit) expense	$14,252	23.3%	$12,098	21.1%	$12,554	22.0%
(1) For the year ended December 31, 2025, state taxes in California made up the majority (greater than 50%) of the tax effect in this category. For the years ended December 31, 2024 and 2023, state taxes in California and Georgia made up the majority (greater than 50%) of the tax effect in this category.
The Company did not record or accrue any interest and penalties related to income taxes for the years ended December 31, 2025, 2024 or 2023. The Company and Bank have entered into a tax allocation agreement, which provides that income taxes shall be allocated between the parties on a monthly basis. The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

The net deferred tax asset consists of the following temporary differences and carryforward items at December 31:

(dollars in thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$41,602	$40,734
Lease liability	1,219	1,245
Accrued expenses	799	582
Deferred compensation	65	76
Stock based compensation	1,132	1,220
Section 174 costs	—	801
Other	2,448	829
Total deferred tax assets	47,265	45,487

Deferred tax liabilities:
Right of use asset	(1,179)	(1,203)
Depreciation and amortization	(284)	(365)
Credit enhancement recovery	(43,196)	(40,101)
Section 174 costs	(3,299)	—
Other	(160)	(218)
Total deferred tax liabilities	(48,118)	(41,887)
Net deferred tax (liability) asset	$(853)	$3,600
The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is regularly assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon its analysis of available evidence, including recent profitability, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of December 31, 2025 will be fully realized and therefore no valuation allowance was recorded. CCBX partners reimburse the Bank for credit losses on loans covered by credit enhancements, therefore the credit enhancement recovery deferred tax liability partially offsets the allowance for credit losses deferred tax asset.
At December 31, 2025, the Company had no federal net operating loss carryforwards or tax credit carryforwards. The Company files federal and various state income tax returns. Federal tax returns for the 2022 tax year and later are open for examination. The total amount of unrecognized tax benefits, including interest and penalties, at December 31, 2025 was not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.
Note 12 – Related Party Transactions
During 2025 and 2024 the Company had transactions made in the ordinary course of business with certain of its executive officers and directors. All loans included in such transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

A summary of loan transactions follows:

(dollars in thousands)	2025	2024
Beginning Balance January 1	$12,641	$13,043
Additions	3,120	1
Payments	(463)	(403)
No longer related parties	(1,138)	—
Ending Balance December 31	$14,160	$12,641
The Company held deposits of $4.3 million and $3.9 million from directors, principal shareholders and key executive officers at December 31, 2025 and 2024, respectively. All deposits included in such transactions were made on substantially the same terms, including interest rate, as those prevailing at the time for comparable transactions with other persons.
The Company obtains legal services from Adams and Duncan, Inc. P.S., a law firm in which one of the Company’s directors is a partner. The services provided include general legal counsel and specialized CCBX agreement counsel. The Company also uses other law firms for legal counsel and specialties such as regulatory and SEC counsel. For fiscal years ended December 31, 2025, 2024 and 2023, total payments to Adams and Duncan, Inc. P.S. for legal services were $1.3 million, $971,000 and $1.0 million, respectively.
The Company leased one facility from a related party in 2023. The Everett branch facility is leased from a group of investors, one of which was a director until he retired from the board in May 2023. The Everett lease originated in 1997 and has been extended multiple times. The current lease is through March 2034. Rents paid during 2023 for the related party Everett lease totaled $316,000.
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

At December 31, 2025 and 2024, the Company had a reserve for unfunded commitments of $5.2 million and $2.5 million, respectively, included in other liabilities on the consolidated balance sheet.
The following table presents commitments associated with outstanding commitments to extend credit, standby and commercial letters of credit and equity investment commitments as of the periods indicated:

(dollars in thousands)	2025	2024
Commitments to extend credit:
Commercial and industrial loans	$90,281	$94,589
Commercial and industrial loans – capital call lines	519,135	550,948
Construction – commercial real estate loans	58,562	36,873
Construction – residential real estate loans	39,676	10,929
Residential real estate loans	684,485	499,516
Commercial real estate loans	28,108	34,222
Credit cards	$819,495	$717,198
Consumer and other loans	68,302	18,553
Total commitments to extend credit	$2,308,044	$1,962,828
Standby letters of credit	$1,042	$1,042
Equity investment commitment	$1,125	$480
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commercial and industrial loan commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer. The type of collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. As of December 31, 2025, $1.42 billion of the $2.31 billion in total commitments to extend credit were unconditionally cancelable.
Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. No losses were incurred in 2025 or 2024 under these commitments.
Commitments to extend credit on CCBX loans are included in the table above and are summarized below:

(dollars in thousands)	December 31 2025	December 31 2024
Commitments to extend credit:
Commercial and industrial loans	$23,859	$19,104
Commercial and industrial loans - capital call lines	519,135	550,948
Residential real estate loans	631,973	453,369
Credit cards, consumer and other loans	874,245	733,005
Total commitments to extend credit	$2,049,212	$1,756,426

As of December 31, 2025, $1.42 billion in CCBX commitments to extend credit were unconditionally cancelable, compared to $1.30 billion at December 31, 2024. Commitments that are unconditionally cancelable allow us to manage loan growth, credit concentrations and liquidity. We also limit CCBX partners to a maximum aggregate customer loan balance originated and held on our balance sheet, as shown in the table below.

(dollars in thousands)	Type of Lending	Maximum Portfolio Size
Commercial and industrial loans:
Capital call lines	Business - Venture Capital	$350,000
All other commercial & industrial loans	Business - Small Business	515,589
Real estate loans:
Home equity lines of credit	Home Equity - Secured Credit Cards	400,000
Consumer and other loans:
Credit cards	Credit Cards - Primarily Consumer	900,000
Installment loans	Consumer	1,740,813
Other consumer and other loans	Consumer - Secured Credit Builder & Unsecured consumer	478,598
		4,385,000
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
Note 14 – Concentration Risk
Most of the community bank’s business activity is with customers who are concentrated in the state of Washington. Investments in municipal securities involve governmental entities within the state. Generally, amounts placed or invested in bank accounts are insured by the FDIC up to $250,000 per depositor for each account ownership category at a bank. Uninsured deposits in bank accounts held by the Company and Bank at December 31, 2025 and 2024, totaled $22.2 million and $10.1 million, respectively.
Deposits obtained through our CCBX segment are a significant source of liquidity for us. Partner program agreements govern the relationship and are valid for a given period of time. Prior to exiting, the partner would need to provide us adequate notice as stipulated in the agreement that they were not going to renew the program agreement and intend to move the deposits. The movement to an alternate BaaS provider is cumbersome and would be over a period of time, which would allow us the opportunity to put alternate liquidity in place. As of December 31, 2025, we had two partners with deposits that together represent 45% of total deposits. Our maximum concentration for any one partner is 30% of total assets.
Loans to the same borrower are generally limited, by state banking regulations, to 20% of the Bank’s capital and surplus. The Company manages asset quality and controls credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Company regularly utilizes real estate as collateral to reduce the risk of credit loss in the loan portfolio. As of December 31, 2025 and 2024, the Company has a concentration of credit in commercial real estate. Commercial real estate loans are typically secured by the Bank’s first lien position on the subject property. Standby letters of credit were granted primarily to commercial borrowers.

Note 15 - Stock-Based Compensation
Stock Options and Restricted Stock
The 2018 Coastal Financial Corporation Omnibus Plan (“2018 Plan”) authorizes the Company to grant awards, including but not limited to, stock options, restricted stock units, and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. On May 24, 2021, the Company’s shareholders approved the First Amendment to the 2018 Plan, which increased the authorized plan shares by 600,000. On May 28, 2025, the Company's shareholders approved the Second Amendment to the 2018 Plan which increased the authorized plan shares by 600,000. The 2018 Plan replaced both the 2006 Plan and the Directors’ Stock Bonus Plan. Existing awards will vest under the terms granted and no further awards will be granted under these prior plans. Shares available to be granted under the 2018 plan were 700,458 at December 31, 2025.
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
There were no new options granted in the year ended December 31, 2025.
A summary of stock option activity under the Company’s Plan during the year ended December 31, 2025:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts)
Outstanding at December 31, 2024	186,354	$9.80	2.8	$13,996
Granted	—	$—
Exercised	(65,933)	$9.25
Expired	—	$—
Forfeited	(1,540)	$11.01
Outstanding at December 31, 2025	118,881	$10.10	2.1	$12,422
Vested or expected to vest at December 31, 2025	51,745	$9.89	2.0	$5,418
Exercisable at December 31, 2025	51,745	$9.89	2.0	$5,418
The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the year ended December 31, 2025 was $5.2 million. The intrinsic value of options exercised during the year ended December 31, 2024 was $6.7 million.
As of December 31, 2025, there was $284,000 of total unrecognized compensation cost related to unvested stock options granted under the Plan. Total unrecognized compensation cost is adjusted for unvested forfeitures. The Company expects to recognize that cost over a weighted-average period of approximately 2.1 years. Compensation expense recorded related to stock options was $602,000, $274,000 and $319,000 for the years ended December 31, 2025, 2024 and 2023, respectively.
Included in stock option compensation expense for the year ended December 31, 2025 is $449,000 related to the acceleration of certain equity awards in connection with retirements and employment separations. This total amount includes both the immediate recognition of previously unrecognized compensation cost and $375,000 of incremental compensation expense resulting from award modifications.

Restricted Stock Units
During the year ended December 31, 2025, the Company granted 108,710 restricted stock units under the 2018 Plan to employees, which vest ratably over various terms ranging from four years to five years. Additionally, the Company granted 64,435 performance-based restricted stock units ("PSUs") under the 2018 Plan that are eligible to vest over various terms ranging from 5.0 years to 1 year, 6 months.
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
As of December 31, 2025, there was $18.0 million of total unrecognized compensation cost related to unvested restricted stock units. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 3.2 years. Compensation expense recorded related to restricted stock units was $7.0 million, $3.9 million and $2.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Included in restricted stock unit compensation expense for the year ended December 31, 2025 is $1.9 million related to the acceleration of certain equity awards in connection with retirements and employment separations. This total amount includes both the immediate recognition of previously unrecognized compensation cost and $959,000 of incremental compensation expense resulting from award modifications.
A summary of the Company’s unvested restricted stock units at December 31, 2025 and changes during the year is presented below:

Unvested shares - RSUs	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2024	563,384	$36.20
Granted	173,145	$79.77
Forfeited or expired	(86,395)	$39.55
Vested	(173,832)	$42.59
Unvested shares at December 31, 2025	476,302	$51.93
Restricted Stock Awards
Employees
There were no restricted stock awards granted to employees in the year ended December 31, 2025.
The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.
As of December 31, 2025, there was no unrecognized compensation cost related to unvested restricted stock awards. Compensation expense recorded related to restricted stock awards was $167,000 for the year ended December 31, 2025, and $9,000 for the years ended December 31, 2024 and 2023.
Included in restricted stock award compensation expense for the year ended December 31, 2025 is $160,000 related to the acceleration of certain equity awards in connection with retirements and employment separations. This total amount includes both the immediate recognition of previously unrecognized compensation cost and $139,000 of incremental compensation expense resulting from award modifications.

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
As of December 31, 2025, there was $350,000 of total unrecognized compensation expense related to director restricted stock awards which the Company expects to recognize over the remaining average vesting period of approximately five months. Director compensation expense recorded related to the 2018 Plan totaled $823,000, $625,000 and $432,000 for the for the years ended December 31, 2025, 2024 and 2023, respectively.
A summary of the Company’s unvested shares at December 31, 2025 and changes during the year is presented below:

Unvested shares - RSAs	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2024	18,698	$40.90
Granted	10,039	$87.19
Forfeited	—	$—
Vested	(18,698)	$50.81
Unvested shares at December 31, 2025	10,039	$87.19
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
The Company determines and sets 401(k) contributions each year. Company matching contributions will be approved by the board of directors annually on a discretionary basis. In 2025, 2024 and 2023, the Company provided matching contributions totaling $2.1 million, $1.8 million and $1.6 million, respectively.
Deferred compensation plan - The Company established a deferred compensation plan in 2003 for certain management personnel. Two former employees were covered by this plan and the plan is now distributing benefits to these retired individuals. The plan was designed to help supplement retirement benefits for participants. The benefits may be funded by bank-owned life insurance policies. The life insurance policies had a cash surrender value of $13.9 million and $13.4 million at December 31, 2025 and 2024, respectively. Liabilities to employees, which are being accrued over the life of the participant’s Plan, were $267,000 and $332,000 at December 31, 2025 and 2024, respectively. Compensation expense related to this Plan was $21,000, $29,000 and $39,000 for the years ended December 31, 2025, 2024 and 2023, respectively. Payments of accrued benefits totaling $86,000 were made during 2025, and $175,000 each for 2024 and 2023.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital and common equity Tier 1 capital to risk- weighted assets (as defined in the regulations), and Tier 1 capital to average adjusted total consolidated assets (as defined). According to regulatory guidelines, only the amount of deferred tax assets that can be realized within the next 12 months based on projected taxable income is allowed in the computation. There were no disallowed deferred tax assets at December 31, 2025 and 2024.
Under the capital adequacy guidelines on the regulatory framework for prompt corrective action (as set forth in the table on the next page), the Bank met the criteria to be considered well capitalized as of December 31, 2025 and 2024. Such determination has been made based on the Bank’s total risk-based capital ratio, Tier 1 risk-based capital ratio, common equity Tier 1 risk-based capital ratio, and leverage ratio. There have been no conditions or events since December 31, 2025, that management believes would change the Bank’s category.
Under capital adequacy regulations, the Company and the Bank must maintain a capital conservation buffer of common equity Tier 1 capital of more than 2.5% above the minimum risk-based capital ratios to avoid restrictions on the payment of capital distributions and discretionary bonus payments.
Management believes the Company and the Bank exceed all capital adequacy requirements to which they are subject, including the ratios described below and the capital conservation buffer, as of December 31, 2025.

The Company’s and Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Minimum Required for Capital Adequacy Purposes (1)		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2025
Leverage Capital (to average assets)
Consolidated	$489,918	10.62%	$184,550	4.00%	N/A	N/A
Bank Only	488,585	10.60%	184,383	4.00%	230,478	5.00%
Common Equity Tier 1 risk-based capital ratio (to risk-weighted assets)
Consolidated	486,418	12.43%	176,156	4.50%	N/A	N/A
Bank Only	488,585	12.50%	175,886	4.50%	254,057	6.50%
Tier 1 Capital (to risk-weighted assets)
Consolidated	489,918	12.52%	234,875	6.00%	N/A	N/A
Bank Only	488,585	12.50%	234,514	6.00%	312,685	8.00%
Total Capital (to risk-weighted assets)
Consolidated	585,410	14.95%	313,166	8.00%	N/A	N/A
Bank Only	539,004	13.79%	312,685	8.00%	390,857	10.00%
December 31, 2024
Leverage Capital (to average assets)
Consolidated	$442,193	10.78%	$164,052	4.00%	N/A	N/A
Bank Only	436,116	10.64%	163,919	4.00%	204,899	5.00%
Common Equity Tier 1 risk-based capital ratio (to risk-weighted assets)
Consolidated	438,693	12.04%	163,952	4.50%	N/A	N/A
Bank Only	436,116	11.99%	163,717	4.50%	236,480	6.50%
Tier 1 Capital (to risk-weighted assets)
Consolidated	442,193	12.14%	218,602	6.00%	N/A	N/A
Bank Only	436,116	11.99%	218,289	6.00%	291,052	8.00%
Total Capital (to risk-weighted assets)
Consolidated	534,390	14.67%	291,470	8.00%	N/A	N/A
Bank Only	483,247	13.28%	291,052	8.00%	363,816	10.00%
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

Note 18 - Fair Value Measurements
The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	December 31, 2025		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$34,241	$34,241	$34,241	$—	$—
Interest earning deposits with other banks	702,729	702,729	702,729	—	—
Investment securities	48,247	48,742	—	48,742	—
Other investments	12,837	12,837	—	10,666	2,171
Loans held for sale	71,216	71,216	—	71,216
Loans receivable	3,749,531	3,738,084	—	—	3,738,084
Accrued interest receivable	18,613	18,613	—	18,613	—
Financial liabilities
Deposits	$4,144,199	$4,130,842	$—	$4,130,842	$—
Subordinated debt	44,443	44,132	—	44,132	—
Junior subordinated debentures	3,593	3,719	—	3,719	—
Accrued interest payable	1,435	1,435	—	1,435	—

	December 31, 2024		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$36,533	$36,533	$36,533	$—	$—
Interest earning deposits with other banks	415,980	415,980	415,980	—	—
Investment securities	47,321	46,740	—	46,740	—
Other investments	10,800	10,800	—	8,181	2,619
Loans held for sale	20,600	20,600	—	20,600
Loans receivable, net	3,486,565	3,460,131	—	—	3,460,131
Accrued interest receivable	21,104	21,104	—	21,104	—
Financial liabilities
Deposits	$3,585,332	$3,584,967	$—	$3,584,967	$—
Subordinated debt	44,293	45,505	—	45,505	—
Junior subordinated debentures	3,591	3,508	—	3,508	—
Accrued interest payable	962	962	—	962	—
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
Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
December 31, 2025
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$29	$—	$29
	$—	$29	$—	$29
December 31, 2024
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$35	$—	$35
	$—	$35	$—	$35
The following methods were used to estimate the fair value of the class of financial instruments above:
Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.
Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2025 and 2024. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Items measured at fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
December 31, 2025
Collateral dependent loans	$—	$—	$97	$97
Equity securities	—	—	2,171	2,171
Total	$—	$—	$2,268	$2,268

December 31, 2024
Collateral dependent loans	$—	$—	$100	$100
Equity securities	—	—	2,619	2,619
Total	$—	$—	$2,719	$2,719
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
Assets measured at fair value using significant unobservable inputs (Level 3)
The following table presents the carrying value of equity securities without readily determinable fair values, as of December 31, 2025, 2024 and 2023, with adjustments recorded during the periods presented for those securities with observable price changes, if applicable. These equity securities are included in other investments on the balance sheet.
•a $1.8 million and $2.2 million equity interest in a specialized bank technology company as of December 31, 2025 and December 31, 2024, respectively;
•a $350,000 equity interest in a technology company as of the years ended December 31, 2025 and December 31, 2024; and
•a $42,000 and $47,000 equity interest in a technology company as of the years ended December 31, 2025, and December 31, 2024, respectively.

	For the Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Carrying value, beginning of period	$2,619	$2,622	$2,572
Purchases	—	—	50
Observable price change	(448)	(3)	—
Carrying value, end of period	$2,171	$2,619	$2,622
The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the date indicated:

	Valuation Technique	Unobservable Inputs	December 31, 2025 Weighted Average Rate	December 31, 2024 Weighted Average Rate
Collateral dependent loans	Collateral valuations	Discount to appraised value	8.1%	8.0%

Note 19 – Revenue from Contracts with Customers
All of the Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income. The following table presents the Company’s noninterest income by revenue stream for the years ended December 31:

	2025	2024	2023
	(dollars in thousands)
Service charges and fees
Interchange income	$1,808	$2,002	$2,176
Merchant service fees	495	487	498
Overdraft fees	207	198	213
Other	1,048	1,051	967
Loan referral fees	—	168	683
BaaS program income (1)	29,491	20,075	13,240
Other income (2)	1,286	692	323
Total noninterest income subject to Topic 606	34,335	24,673	18,100
BaaS enhancements / guarantees (1)	195,667	282,673	184,929
Gain (loss) on equity investment	(414)	27	279
Gain on sale of loans, net	—	—	253
Loan servicing fees	117	142	171
Sweep fee income	1,208	—	—
Earnings on life insurance	515	486	185
Lease and sublease income	180	204	205
Total noninterest income not subject to Topic 606	197,273	283,532	186,022
Total noninterest income	$231,608	$308,205	$204,122
(1)See description below for detailed components of BaaS fees and related Topic 606 applicability.
(2)Includes the following immaterial income streams that are within the scope of Topic 606: wire transfer fees, annuity fees, mortgage broker fees and brokerage fees.

A description of the Company’s revenue streams accounted for under Topic 606 is as follows:
Service Charges on Accounts: The Company earns fees from deposit customers for transaction-based fees, account maintenance and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed. This point in time is when the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs.
Interchange Income: The Company earns interchange fees from debit card holder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transactions’ value and are recognized daily, concurrently with the transaction processing services provided by the cardholder. Interchange income is included in Service Charges and Fees in the consolidated statements of income.
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
BaaS Fees: The Company earns fees and is reimbursed for certain expenses, as specified in the program agreement, for providing banking services to digital financial service providers. Earned program fees and reimbursement of expenses are recorded gross and recognized on a monthly basis, as earned. Credit enhancements for fraud and credit losses are not within the scope of Topic 606.
The following table presents the BaaS fees that are within and not within the scope of Topic 606:

	Year Ended December 31,			2025 compared to 2024	2024 compared to 2023
(dollars in thousands)	2025	2024	2023	Increase (Decrease)	Increase (Decrease)
Program income - within the scope of Topic 606
Servicing and other BaaS fees	$5,795	$4,743	$3,855	$1,052	$888
Transaction and interchange fees	18,744	12,843	8,263	5,901	4,580
Reimbursement of expenses	4,952	2,489	1,122	2,463	1,367
Total BaaS program income	29,491	20,075	13,240	9,416	6,835
Guarantees - not within the scope of Topic 606:
BaaS credit enhancement	187,653	272,839	177,764	(85,186)	95,075
BaaS fraud enhancement	8,014	9,834	7,165	(1,820)	2,669
Total BaaS enhancements / indemnifications	195,667	282,673	184,929	(87,006)	97,744
Total BaaS fees	$225,158	$302,748	$198,169	$(77,590)	$104,579

Note 20 - Earnings Per Common Share
The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Year Ended
(dollars in thousands, except per share data)	December 31, 2025	December 31, 2024	December 31, 2023
Net Income	$46,993	$45,219	$44,579
Basic weighted average number common shares outstanding	15,051,806	13,508,047	13,261,664
Dilutive effect of equity-based awards	298,369	368,859	378,518
Diluted weighted average number common shares outstanding	15,350,175	13,876,906	13,640,182
Basic earnings per share	$3.12	$3.35	$3.36
Diluted earnings per share	$3.06	$3.26	$3.27
Antidilutive stock options and restricted stock outstanding	72,611	132,164	130,837
Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings, however the difference in the two-class method was not significant.

Note 21 – Segment Reporting
As defined in ASC 280, Segment Reporting, an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on classifications within accounting and reporting systems, which provides line of business results. This system uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income and expense. A primary objective of this measurement system and related internal financial reporting practices are to produce consistent results that reflect the underlying financial impact of the segments on the Company and to provide a basis of support for strategic decision making. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Based on these criteria, we have identified three segments: the community bank, CCBX, and treasury & administration. The Executive Leadership Team, which includes the CEO, Presidents, CFO and other key executive members, which the Company has designated as the CODMs, evaluates the financial performance of the Company’s segments by evaluating interest income and expense, noninterest income and significant expenses. The community bank segment includes all community banking activities. A primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). We also have a loan production office which is located in King county. The CCBX segment provides BaaS that allows digital financial service providers, companies and brands to offer their customers banking services. The CCBX segment has 28 partners as of December 31, 2025. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments.
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

	December 31, 2025				December 31, 2024
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Assets	(dollars in thousands)
Cash and Due from Banks	$4,243	$750	$731,977	$736,970	$4,510	$10,894	$437,109	$452,513
Intrabank assets	—	633,600	(633,600)	—	—	411,768	(411,768)	—
Securities	—	—	48,247	48,247	—	—	47,321	47,321
Loans held for sale	—	71,216	—	71,216	—	20,600	—	20,600
Total loans receivable	1,941,979	1,807,552	—	3,749,531	1,882,988	1,603,577	—	3,486,565
Allowance for credit losses	(18,231)	(151,299)	—	(169,530)	(18,924)	(158,070)	—	(176,994)
All other assets	29,809	235,137	40,057	305,003	28,272	211,039	51,892	291,203
Total assets	$1,957,800	$2,596,956	$186,681	$4,741,437	$1,896,846	$2,099,808	$124,554	$4,121,208
Liabilities
Total deposits	$1,586,359	$2,557,840	$—	$4,144,199	1,521,244	2,064,088	—	3,585,332
Total borrowings	—	—	48,036	48,036	—	—	47,884	47,884
Intrabank liabilities	366,216	—	(366,216)	—	367,540	—	(367,540)	—
All other liabilities	5,225	39,116	13,902	58,243	8,062	35,720	5,506	49,288
Total liabilities	$1,957,800	$2,596,956	$(304,278)	$4,250,478	$1,896,846	$2,099,808	$(314,150)	$3,682,504

	Year Ended December 31, 2025				Year Ended December 31, 2024
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
	(dollars in thousands)
INTEREST INCOME AND EXPENSE
Interest income	$122,956	$274,608	$32,053	$429,617	$123,735	$248,286	$24,756	$396,777
Interest income (expense) intrabank transfer	(13,788)	26,673	(12,885)	—	(21,265)	30,221	(8,956)	—
Interest expense	26,805	90,109	2,638	119,552	26,897	94,035	2,817	123,749
Net interest income	82,363	211,172	16,530	310,065	75,573	184,472	12,983	273,028
Provision/(Recapture) for credit losses	(504)	193,135	—	192,631	(1,373)	278,980	—	277,607
Provision for unfunded commitments					—	—	—	—
Net interest income/(expense) after provision for credit losses - loans and unfunded commitments	82,867	18,037	16,530	117,434	76,946	(94,508)	12,983	(4,579)
NONINTEREST INCOME
Service charges and fees	3,494	64	—	3,558	3,691	47	—	3,738
Other income	603	1,206	1,083	2,892	751	76	892	1,719
BaaS program income	—	29,491	—	29,491	—	20,075	—	20,075
BaaS indemnification income	—	195,667	—	195,667	—	282,673	—	282,673
Noninterest income	4,097	226,428	1,083	231,608	4,442	302,871	892	308,205
NONINTEREST EXPENSE
Salaries and employee benefits	30,734	35,727	19,313	85,774	24,432	28,909	16,586	69,927
Occupancy	3,285	406	301	3,992	3,401	333	202	3,936
Data processing and software licenses	6,092	14,117	3,306	23,515	4,759	4,029	6,682	15,470
Legal and professional expenses	1,364	9,141	9,749	20,254	99	8,904	6,503	15,506
Other expense	6,395	6,917	3,850	17,162	3,845	4,727	4,528	13,100
BaaS loan expense	—	129,086	—	129,086	—	118,536	—	118,536
BaaS fraud expense	—	8,014	—	8,014	—	9,834	—	9,834
Total noninterest expense	47,870	203,408	36,519	287,797	36,536	175,272	34,501	246,309
Net income before income taxes	39,094	41,057	(18,906)	61,245	44,852	33,091	(20,626)	57,317
Income taxes	7,935	10,749	(4,432)	14,252	8,870	7,999	(4,771)	12,098
Net Income	$31,159	$30,308	$(14,474)	$46,993	$35,982	$25,092	$(15,855)	$45,219

	Year Ended December 31, 2023
	Community Bank	CCBX	Treasury & Administration	Consolidated
	(dollars in thousands)
INTEREST INCOME AND EXPENSE
Interest income	$106,983	$197,306	$18,930	$323,219
Interest income (expense) intrabank transfer	$(10,404)	$19,071	$(8,667)	—
Interest expense	17,354	71,646	$2,644	91,644
Net interest income	79,225	144,731	$7,619	231,575
Provision/(Recapture) for credit losses	1,111	182,881	$—	183,992
Net interest income/(expense) after provision for credit losses - loans and unfunded commitments	78,114	(38,150)	7,619	47,583
NONINTEREST INCOME
Service charges and fees	3,810	44	$—	3,854
Other income	1,165	433	$501	2,099
BaaS program income	—	13,240	$—	13,240
BaaS indemnification income	—	184,929	$—	184,929
Noninterest income	4,975	198,646	$501	204,122
NONINTEREST EXPENSE
Salaries and employee benefits	24,104	25,159	$17,198	66,461
Occupancy	3,741	321	$110	4,172
Data processing and software licenses	4,595	2,321	$2,433	9,349
Legal and professional expenses	1,580	9,645	$3,578	14,803
Other expense	3,954	3,759	$5,161	12,874
BaaS loan expense	—	79,748	$—	79,748
BaaS fraud expense	—	7,165	$—	7,165
Total noninterest expense	37,974	128,118	$28,480	194,572
Net income before income taxes	45,115	32,378	(20,360)	57,133
Income taxes	9,913	7,116	(4,475)	12,554
Net Income	35,202	25,262	(15,885)	44,579

Note 22 – Parent Company Only Condensed Financial Information
Condensed financial information of Coastal Financial Corporation follows:

	December 31, 2025	December 31, 2024
	(dollars in thousands)
ASSETS
Cash	$42,350	$47,739
Investment in trust equities	109	109
Investment in subsidiaries	493,495	436,451
Other investments	3,670	3,529
Other assets	(87)	(252)
TOTAL ASSETS	$539,537	$487,576
LIABILITIES AND SHAREHOLDERS' EQUITY
Junior subordinated debentures, net of issuance costs	$3,593	$3,591
Subordinated debt, net of debt issuance costs	44,443	44,293
Interest and dividends payable	525	526
Other liabilities	17	462
Shareholders' equity	490,959	438,704
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$539,537	$487,576

	Year ended December 31,
	2025	2024	2023
	(dollars in thousands)
INTEREST INCOME
Interest earned loans receivable	$23	$—	$—
Interest bearing other investments	1,167	8	8
Total interest income	1,190	8	8
INTEREST EXPENSE
Interest on borrowed funds	2,636	2,673	2,644
Total interest expense	2,636	2,673	2,644
Net interest expense	(1,446)	(2,665)	(2,636)
PROVISION FOR CREDIT LOSSES	—	—	—
Net interest expense after provision for credit losses	(1,446)	(2,665)	(2,636)
NONINTEREST INCOME
Unrealized (loss) gain on equity investment	(414)	27	279
Other income	35	9	30
Total noninterest income	(379)	36	309
NONINTEREST EXPENSE
Other expenses	1,409	1,088	914
Total noninterest expense	1,409	1,088	914
Loss before income taxes and undistributed net income of subsidiary	(3,234)	(3,717)	(3,241)
Equity in undistributed income of consolidated subsidiaries	49,262	48,076	47,148
Income tax (benefit) expense	(965)	(860)	(672)
NET INCOME	$46,993	$45,219	$44,579

	Year ended December 31,
	2025	2024	2023
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,993	$45,219	$44,579
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed income of consolidated subsidiaries	(49,262)	(48,076)	(47,148)
Stock-based compensation	823	625	432
Unrealized loss (gain) on equity investment	414	(27)	(279)
Decrease (increase) in other assets	(165)	784	(683)
Increase in other liabilities	(295)	611	124
Net cash used by operating activities	(1,492)	(864)	(2,975)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	—	(50,000)	(14,945)
Investments in other, net	(555)	(72)	(123)
Net cash used by investing activities	(555)	(50,072)	(15,068)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, net of shares held to cover	104	1,395	618
Net cash for shares held to cover taxes on restricted stock vesting	(3,528)	—	—
Proceeds from public offering, net	82	91,801	—
Net cash provided by financing activities	(3,342)	93,196	618
NET CHANGE IN CASH	(5,389)	42,260	(17,425)
Cash, beginning of year	47,739	5,479	22,904
Cash, end of year	$42,350	$47,739	$5,479
Note 23 – Intangible Assets
During the year ended December 31, 2025, the Company completed a small asset acquisition that included the purchase of certain identifiable intangible assets. The transaction was accounted for as an asset acquisition. The acquired intangible asset is finite-lived and is being amortized over its estimated useful life. The carrying amount of the intangible asset was $4.5 million at December 31, 2025. The acquisition did not have a material impact on the Company’s consolidated financial statements. The Company’s intangibles are evaluated if events and circumstances lead management to believe their value may not be recoverable. The Company is unaware of any events and/or circumstances that would indicate the value of intangible assets are impaired as of December 31, 2025.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
At December 31, 2025, the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, both the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), was effective as of December 31, 2025.
Existence of Material Weaknesses
A material weakness exists when there is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, management identified material weaknesses in internal control over financial reporting related to the control environment and the risk assessment and control activities components of the COSO framework associated with accounting and financial reporting for information provided by Banking-as-a-Service (“BaaS”) partners. These material weaknesses resulted in the restatement of the Company’s financial statements for the year ended December 31, 2023 and interim quarterly periods in 2024 and 2023.
Remediation of Previously Identified Material Weaknesses
During 2025, management, under the oversight of the Audit Committee, designed and implemented a comprehensive remediation plan to address the previously identified material weaknesses. Remediation actions included enhancements to the Company’s risk assessment procedures over third-party reports, implementation of new and enhanced controls over partner accounting policies, funds flow documentation, partner journal entries, partner data and information produced by the entity, financial statement impact assessments and the establishment of a formal Partner ICFR Program.
All remediation actions were fully implemented as of December 31, 2025 and operated for a sufficient period to allow management to evaluate their design and operating effectiveness. Management tested the effectiveness of the remediated controls, and Internal Audit independently evaluated the design and operating effectiveness of the Partner ICFR Program and related controls. The controls were determined to be operating effectively during the period tested.
Based on these evaluations, management concluded that the previously identified material weaknesses have been remediated as of December 31, 2025.
Changes in Internal Control over Financial Reporting
In connection with the remediation of the previously identified material weaknesses described above, management implemented enhancements to our internal control over financial reporting during 2025. Except for the remediation activities described above, there were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Auditor Attestation
Baker Tilly, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, and their report is included in Item 8. Financial Statements and Supplementary Data.
Item 9B.    Other Information
During the fiscal quarter ended December 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Board of Directors
For information relating to the directors of the Company, the section captioned “Items to be Voted on by Shareholders—Item 1—Election of Directors” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated herein by reference.
Executive Officers
For information relating to officers of the Company, the section captioned “Other Information Relating to Directors and Executive Officers—Information About Our Executive Officers” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated herein by reference.
Delinquent Section 16(a) Reports
For information regarding compliance with Delinquent Section 16(a) Reports, the section captioned “Stock Information—Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated herein by reference.
Disclosure of Code of Ethics
For information concerning the Company’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to shareholders on the Company’s website at www.coastalbank.com.
Audit Committee
For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance—Meetings and Committees of the Board of Directors—Audit Committee” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated herein by reference.
Item 11.    Executive Compensation
Executive Compensation
For information regarding executive compensation, the sections captioned “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
(a)Security Ownership of Certain Beneficial Owners
Information required by this item is incorporated herein by reference to the section captioned “Stock Information” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders.
(b)Security Ownership of Management
Information required by this item is incorporated herein by reference to the section captioned “Stock Information” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders.

(c)Changes in Control
Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company the operation of which may at a subsequent date result in a change in control of the registrant.
(d)Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2025.

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (1)
Equity compensation plan approved by stockholders	118,881	$10.10	700,458
Equity compensation plan not approved by shareholders	-	-	-
Total	118,881	$10.10	700,458
(1) This number has been reduced by the number of securities to be issued upon the exercise of outstanding options, also reported in this table.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated herein by reference.
Director Independence
For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
For information regarding the principal accountant fees and expenses, the section captioned “Item 2—Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated herein by reference.

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
(3)Exhibits

No.	Description	Location

3.1	Second Amended and Restated Certificate of Incorporation of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

3.2	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

3.3	Third Amended and Restated Bylaws of Coastal Financial Corporation, effective May 28, 2025	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38589), filed with the Securities and Exchange Commission on June 03, 2025

4.1	Form of Common Stock Certificate of Coastal Financial Corporation	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

4.2	Description of Securities	Incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001-38589), filed with the Securities and Exchange Commission on March 12, 2020

4.3	Form of 3.375% Fixed-to-Floating Rate Subordinated Note due September 1, 2031	Incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-38589), filed with the Securities and Exchange Commission on August 18, 2021

4.4	Form of 7.00% Fixed-to-Floating Rate Subordinated Note due November 1, 2032	Incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-38589), filed with the Securities and Exchange Commission on November 1, 2022

10.1+	2006 Stock Option and Equity Compensation Plan	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

10.2+	First Amendment to the 2006 Stock Option and Equity Compensation Plan	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38589), filed with the Securities and Exchange Commission on August 7, 2020

10.3+	2018 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

10.4+	The First Amendment to the Coastal Financial Corporation 2018 Omnibus Incentive Plan	Incorporated herein by reference to Appendix A of the Company's Proxy Statement on Form DEF 14A, filed with the Securities and Exchange Commission on April 9, 2021

10.5+	The Second Amendment to the Coastal Financial Corporation 2018 Omnibus Incentive Plan	Incorporated herein by reference to Appendix A of the Company's Proxy Statement on Form DEF 14A, filed with the Securities and Exchange Commission on April 17, 2025

10.6+	Coastal Financial Corporation Annual Incentive Plan	Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

10.7+	Second Amended and Restated Employment Agreement by and among Coastal Financial Corporation, Coastal Community Bank and Eric M. Sprink dated October 4, 2021.	Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38589), filed with the Securities and Exchange Commission on October 7, 2021

10.8+	Amended and Restated Change in Control Severance Agreement by and among Coastal Financial Corporation, Coastal Community Bank, and Joel Edwards	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

10.9+	Employee Retirement and Retention Agreement by and among Coastal Financial Corporation, Coastal Community Bank, and Joel Edwards dated May 7, 2025	Incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38589), filed with the Securities and Exchange Commission on August 8, 2025

10.10	Lease dated October 21, 1996, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

10.11	Lease Amendment 1.0 dated as of August 15, 2006, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

10.12	Lease Amendment 2.0 dated as of March 31, 2008, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

10.13	Lease Amendment 3.0 dated as of June 29, 2009, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

10.14	Lease Amendment 4.0 dated as of January 31, 2023, between certain persons and Coastal Community Bank	Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-38589), filed with the Securities and Exchange Commission on March 16, 2023

10.15	Investment Agreement dated as of March 30, 2011, between Coastal Financial Corporation and Steven D. Hovde	Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

10.16	First Amendment to Investment Agreement dated as of May 9, 2019, between Coastal Financial Corporation and Steven D. Hovde	Incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-225715), filed with the Securities and Exchange Commission on June 19, 2018

10.17#	Program Agreement dated as of September 26, 2019 by and between Coastal Community Bank and Aspiration Financial, LLC
Incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A (File No. 001-38589) filed with the Securities and Exchange Commission on March 21, 2019

10.18+	Form of Change in Control Severance Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38589), filed with the Securities and Exchange Commission on May 8, 2020

10.19+	Amended Non-Employee Director Compensation Policy	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38589), filed with the Commission on November 6, 2020

10.20	Form of Subordinated Note Purchase Agreement, dated as of August 18, 2021	Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38589), filed with the Securities and Exchange Commission on August 18, 2021

10.21	Form of Subordinated Note Purchase Agreement, dated as of November 1, 2022	Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38589), filed with the Securities and Exchange Commission on November 1, 2022

10.22	Employment Agreement by and among Coastal Financial Corporation, Coastal Community Bank and Brian Hamilton, dated September 30, 2024.	Incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-K (File No. 001-38589), filed with the Securities and Exchange Commission on March 17, 2025

10.23+	Employee Agreement by and among Coastal Financial Corporation, Coastal Community Bank, and Brandon Soto dated October 1, 2025	Incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38589), filed with the Securities and Exchange Commission on November 7, 2025

10.24+	Offer Letter by and among Coastal Financial Corporation, Coastal Community Bank, and Brandon Soto dated September 22, 2025	Incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38589), filed with the Securities and Exchange Commission on November 7, 2025

10.25+	RSU Award Agreement by and among Coastal Financial Corporation, Coastal Community Bank, and Brandon Soto dated September 22, 2025	Incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38589), filed with the Securities and Exchange Commission on November 7, 2025

10.26+	PSU Award Agreement by and among Coastal Financial Corporation, Coastal Community Bank, and Brandon Soto dated October 1, 2025	Incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38589), filed with the Securities and Exchange Commission on November 7, 2025

10.27+	Separation Agreement by and among Coastal Financial Corporation, Coastal Community Bank, and Curt Queyrouze dated September 9, 2025	Incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38589), filed with the Securities and Exchange Commission on November 7, 2025

10.28+	Separation Agreement by and among Coastal Financial Corporation, Coastal Community Bank, and Andy Stines dated September 29, 2025	Incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38589), filed with the Securities and Exchange Commission on November 7, 2025

10.29+	Employee Agreement by and among Coastal Financial Corporation, Coastal Community Bank, and Freddy Rivas dated July 31, 2025	Filed herewith

16.1	Changes in Registrant’s Certifying Accountant	Incorporated herein by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K (File No. 001-38589), filed with the Securities and Exchange Commission on June 4, 2025

19.1	Insider Trading Policy	Incorporated herein by reference to Exhibit 19.1 of the Company’s Form 10-K (File No. 001-38589), filed with the Securities and Exchange Commission on March 17, 2025

21.1	Subsidiaries	Incorporated herein by reference to Exhibit 21.1 of the Company’s Form 10-K (File No. 001-38589), filed with the Securities and Exchange Commission on March 14, 2022

23.1	Consent of Baker Tilly LLP	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

97.1	Executive Compensation Clawback Policy	Incorporated herein by reference to Exhibit 97.1 of the Company’s Form 10-K (File No. 001-38589), filed with the Securities and Exchange Commission on March 15, 2024

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements	Filed herewith

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)
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

COASTAL FINANCIAL CORPORATION

Dated:	February 27, 2026	/s/ Eric M. Sprink
Eric M. Sprink
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric M. Sprink	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2026
Eric M. Sprink

/s/ Brian T. Hamilton	CCBX President and Director	February 27, 2026
Brian T. Hamilton

/s/ Brandon J. Soto	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2026
Brandon J. Soto

/s/ Christopher D. Adams	Chair of the Board	February 27, 2026
Christopher D. Adams

/s/ Steven D. Hovde	Vice Chair of the Board	February 27, 2026
Steven D. Hovde

/s/ Pamela R. Unger	Director	February 27, 2026
Pamela R. Unger

/s/ Rilla R. Delorier	Director	February 27, 2026
Rilla R. Delorier

/s/ Stephan Klee	Director	February 27, 2026
Stephan Klee

/s/ Thomas D. Lane	Director	February 27, 2026
Thomas D. Lane

/s/ Sadhana Akella-Mishra	Director	February 27, 2026
Sadhana Akella-Mishra

/s/ Michael R. Patterson	Director	February 27, 2026
Michael R. Patterson

/s/ Gregory A. Tisdel	Director	February 27, 2026
Gregory A. Tisdel