Form 10-Q
period 2026-03-31
COASTAL FINANCIAL CORP
filed 2026-05-08
CIK 1437958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2026, there were 15,248,808 shares of the issuer’s common stock outstanding.

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

Factors that may affect our results are disclosed in “Item 1A. Risk Factors” in Part II of this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”). Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the difficult market conditions and unfavorable economic conditions and uncertainties in the markets in which we operate and in which our loans are concentrated, including declines in housing markets as a result of global macroeconomic and geopolitical events, an increase in unemployment levels and slowdowns in economic growth, including as a result of the prolonged U.S. government shutdown; conflicts in the Middle East and/or changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations; our expected future financial results; our ability to successfully execute on our strategy for our CCBX segment, CCBX partnerships and our efforts to optimize and strengthen our CCBX balance sheet; the overall health of the local and national real estate market; the impacts related to or resulting from bank failures and mergers and other economic and industry volatility, including potential increased regulatory requirements and costs and potential impacts to macroeconomic conditions; the credit risk associated with our loan portfolio, our level of nonperforming assets and the costs associated with resolving problem loans; business and economic conditions generally and in the financial services industry, nationally and within our market area, particularly in the markets in which we operate and in which our loans are concentrated; the impact on the Company’s operations due to epidemic illnesses, natural or man-made disasters, such as earthquakes, tsunamis, wildfires and flooding, the effects of regional or national civil unrest, wars and acts of terrorism, and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions; our ability to maintain an adequate level of allowance for credit losses; our ability to successfully manage liquidity risk; our ability to implement our growth strategy and manage costs effectively; the composition of our senior leadership team and our ability to attract and retain key personnel; our ability to raise additional capital to implement our business plan; changes in market interest rates and impacts of such changes on our profits and business; the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; interruptions involving our information technology and telecommunications systems or third-party servicers; our ability to maintain our reputation; increased competition in the financial services industry; regulatory guidance on commercial lending concentrations; our relationship with digital financial service providers; the effectiveness of our risk management framework; the costs and obligations associated with being a publicly traded company and other unanticipated costs that we may experience; the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject; the extensive regulatory framework that applies to us; the impact of recent and future legislative and regulatory changes and economic stimulus programs; and other changes in banking, securities and tax laws and regulations, and their application by our regulators; the impact on our operations due to epidemic illnesses, natural or man-made disasters, such as wildfires, the effects of regional or national civil unrest, and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions; fluctuations in the value of the securities held in our securities portfolio; governmental monetary and fiscal policies; material weaknesses in our internal control over financial reporting; and our success at managing the risks involved in the foregoing items.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands)

ASSETS
	March 31, 2026	December 31, 2025
Cash and due from banks	$52,695	$34,241
Interest earning deposits with other banks	1,442,772	702,729
Investment securities, available-for-sale, at fair value	28	29
Investment securities, held-to-maturity, at amortized cost	46,141	48,218
Other investments	14,023	12,837
Loans held for sale	124,039	71,216
Loans receivable	3,859,379	3,749,531
Allowance for credit losses	(172,427)	(169,530)
Total loans receivable, net	3,686,952	3,580,001
CCBX credit enhancement asset	180,587	177,657
CCBX receivable	24,926	23,047
Premises and equipment, net	29,710	29,325
Lease right-of-use assets	4,641	4,821
Accrued interest receivable	20,139	18,613
Bank-owned life insurance, net	14,044	13,910
Intangible assets, net	4,434	4,536
Other assets	18,698	20,257
Total assets	$5,663,829	$4,741,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$5,041,164	$4,144,199
Subordinated debt, net
Principal amount $45,000 (less unamortized debt issuance costs of $520 and $557) at March 31, 2026 and December 31, 2025, respectively	44,480	44,443
Junior subordinated debentures, net
Principal amount $3,609 (less unamortized debt issuance costs of $15 and $16 at March 31, 2026 and December 31, 2025, respectively)	3,594	3,593
Deferred compensation	251	267
Accrued interest payable	2,665	1,435
Lease liabilities	4,799	4,984
CCBX payable	28,410	27,492
Deferred tax liability, net	1,656	853
Other liabilities	33,048	23,212
Total liabilities	5,160,067	4,250,478
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at March 31, 2026 and December 31, 2025; issued and outstanding: zero shares at March 31, 2026 and December 31, 2025	—	—
Common stock, no par value:
Authorized: 300,000,000 shares at March 31, 2026 and December 31, 2025; 15,241,491 shares at March 31, 2026 issued and outstanding and 15,140,192 shares at December 31, 2025 issued and outstanding	234,222	233,438
Retained earnings	269,541	257,522
Accumulated other comprehensive loss, net of tax	(1)	(1)
Total shareholders’ equity	503,762	490,959
Total liabilities and shareholders’ equity	$5,663,829	$4,741,437
See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except for per share data)

	Three Months Ended
	March 31,
	2026	2025
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$102,887	$98,147
Interest on interest earning deposits with other banks	8,128	6,070
Interest on investment securities	622	650
Dividends on other investments	44	40
Total interest income	111,681	104,907
INTEREST EXPENSE
Interest on deposits	27,670	28,185
Interest on borrowed funds	654	660
Total interest expense	28,324	28,845
Net interest income	83,357	76,062
PROVISION FOR CREDIT LOSSES	51,398	55,781
Net interest income (expense) after provision for credit losses	31,959	20,281
NONINTEREST INCOME
Service charges and fees	850	860
Unrealized gain (loss) on equity securities, net	126	16
Other income	410	682
Noninterest income, excluding BaaS program income and BaaS indemnification income	1,386	1,558
Servicing and other BaaS fees	2,623	1,419
Transaction and interchange fees	5,873	3,833
Reimbursement of expenses	2,392	1,026
BaaS program income	10,888	6,278
BaaS credit enhancements	50,744	53,648
BaaS fraud enhancements	3,059	1,993
BaaS indemnification income	53,803	55,641
Total noninterest income	66,077	63,477
NONINTEREST EXPENSE
Salaries and employee benefits	23,122	21,532
Occupancy	859	1,034
Data processing and software licenses	7,643	4,232
Legal and professional expenses	7,002	6,488
Point of sale expense	445	107
Excise taxes	1,169	722
Federal Deposit Insurance Corporation ("FDIC") assessments	573	755
Director and staff expenses	668	631
Marketing	38	50
Other expense	1,934	1,938
Noninterest expense, excluding BaaS loan and BaaS fraud expense	43,453	37,489
BaaS loan expense	36,940	32,507
BaaS fraud expense	3,059	1,993
BaaS loan and fraud expense	39,999	34,500
Total noninterest expense	83,452	71,989
Income before provision for income taxes	14,584	11,769
PROVISION FOR INCOME TAXES	2,565	2,039
NET INCOME	$12,019	$9,730
Basic earnings per common share	$0.79	$0.65
Diluted earnings per common share	$0.78	$0.63
Weighted average number of common shares outstanding:
Basic	15,179,447	14,962,507
Diluted	15,422,822	15,462,041
See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
NET INCOME	$12,019	$9,730
OTHER COMPREHENSIVE INCOME (LOSS), before tax
Securities available-for-sale
Income tax expense related to unrealized holding gain/(loss)	—	1
OTHER COMPREHENSIVE INCOME, net of tax	—	1
COMPREHENSIVE INCOME	$12,019	$9,731
See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands)

	Shares of Common Stock	Amount of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2024	14,935,298	$228,177	$210,529	$(2)	$438,704
Net income	—	—	9,730	—	9,730
Vesting of restricted stock units, net of 11,291 shares held to cover for taxes	55,571	(970)	—	—	(970)
Exercise of stock options, net of 4,066 shares held to cover for taxes	18,356	(160)	—	—	(160)
Stock-based compensation	—	2,540	—	—	2,540
Stock issuance and net proceeds from public offering	—	72	—	—	72
Other comprehensive loss, net of tax	—	—	—	1	1
BALANCE, March 31, 2025	15,009,225	$229,659	$220,259	$(1)	$449,917

BALANCE, December 31, 2025	15,140,192	$233,438	$257,522	$(1)	$490,959
Net income	—	—	12,019	—	12,019
Vesting of restricted stock units, net of 11,071 shares held to cover for taxes	55,767	(1,156)	—	—	(1,156)
Exercise of stock options, net of 4,764 shares held to cover for exercise and taxes	45,532	(61)	—	—	(61)
Stock-based compensation	—	2,001	—	—	2,001
BALANCE, March 31, 2026	15,241,491	$234,222	$269,541	$(1)	$503,762
See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,019	$9,730
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	51,398	55,781
Depreciation and amortization	1,673	1,554
Loss on disposition of fixed assets	11	—
Decrease in operating lease right-of-use assets	269	204
Decrease in operating lease liabilities	(274)	(207)
Net amortization on investment securities	18	3
Unrealized holding loss (gain) on equity investment, net	(126)	(16)
Stock-based compensation	2,000	2,540
Increase in bank-owned life insurance value	(134)	(126)
Deferred tax expense	803	(311)
Net change in CCBX receivable	(1,879)	1,453
Net change in CCBX credit enhancement asset	(2,930)	(1,487)
Net change in CCBX payable	918	220
Net change in other assets and liabilities	12,208	2,346
Total adjustments	63,955	61,954
Net cash provided by operating activities	75,974	71,684
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in FRB and FHLB securities	(470)	—
Change in equity investments, net	(590)	(1,773)
Principal paydowns of investment securities available-for-sale	1	1
Principal paydowns of investment securities held-to-maturity	2,059	326
Purchase of intangible assets	(125)	—
Proceeds from sales of loans held for sale	3,278,965	744,618
Purchase of loans	16,080	—
Purchase of loan participations	9	—
Increase in loans receivable, net	(3,507,313)	(845,144)
Purchases of premises and equipment, net	(1,841)	(2,762)
Net cash used by investing activities	(213,225)	(104,734)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, and savings	897,056	207,737
Net decrease in time deposits	(91)	(1,840)
Proceeds from exercise of stock options, net of shares withheld to cover	(61)	(160)
Net cash for shares held to cover on restricted stock vesting	(1,156)	(970)
Proceeds from public offering, expense true-up	—	72
Net cash provided by financing activities	895,748	204,839
NET CHANGE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	758,497	171,789
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	736,970	452,513
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of quarter	$1,495,467	$624,302
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$27,094	$28,700
Income taxes paid	8	105
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Lease liabilities arising from obtaining right-of-use assets	$89	$102
Non-cash investing and financing activities:
Transfer from loans to loans held for sale	$3,331,789	$766,149
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
The Company operates through the Bank and is headquartered in Everett, Washington, which by population is the largest city in Snohomish County. The Company’s business is conducted through three reportable segments: The community bank, CCBX and treasury & administration. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). We also have a loan production office which is located in King county. The CCBX segment provides banking as a service (“BaaS”) that allows digital financial service providers, companies and brands to offer their customers banking services. The CCBX segment had a total of 30 partners, at varying stages as of March 31, 2026. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments.
The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The community bank’s loans and deposits are primarily within the greater Puget Sound region, while CCBX loans and deposits are dependent upon the partners' markets. The Bank’s primary funding source is deposits from customers. The Bank is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has regulatory and supervisory authority over the Company.
Financial statement presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting requirements and with instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2026. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the entire year.
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
Subsequent Events - The Company has evaluated events and transactions subsequent to March 31, 2026 for potential recognition or disclosure. Other than as described below, there were no material subsequent events requiring recognition or disclosure in the consolidated financial statements.

Subsequent to March 31, 2026, the Bank entered into a non-binding term sheet with Evolve Bank & Trust (“Evolve”) to explore the potential acquisition of certain banking-as-a-service programs currently overseen and operated by Evolve. The Bank intends to conduct due diligence and, together with Evolve, may negotiate definitive agreements with respect to selected programs. Any potential transaction would be subject to, among other things, the execution of definitive agreements, receipt of required regulatory approvals, and satisfaction of customary closing conditions.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures by requiring more detailed information about income tax expense, cash taxes paid, and the effective tax rate reconciliation. This ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years and was implemented by the Company as of the fiscal year ended December 31, 2025. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements but resulted in enhanced income tax disclosures.
In March 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the measurement of expected credit losses for certain financial assets by providing a practical expedient and additional guidance on applying CECL to short-term receivables. This ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years, with early adoption permitted. This standard did not have a material impact on the Company's consolidated financial statements.
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

Note 3 - Investment Securities
The following tables summarize the amortized cost, fair value, and allowance for credit losses and the corresponding amounts of gross unrealized gains and losses of available-for-sale securities recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses of held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands; unaudited)
March 31, 2026
Available-for-sale
U.S. Agency collateralized mortgage obligations	$29	$—	$(1)	$28	$—
Total available-for-sale securities	29	—	(1)	28	—
Held-to-maturity
U.S. Agency residential mortgage-backed securities	46,141	549	(307)	46,383	—
Total investment securities	$46,170	$549	$(308)	$46,411	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands; unaudited)
December 31, 2025
Available-for-sale
U.S. Agency collateralized mortgage obligations	$30	$—	$(1)	$29	$—
Total available-for-sale securities	30	—	(1)	29	—
Held-to-maturity
U.S. Agency residential mortgage-backed securities	48,218	710	(214)	48,713	—
Total investment securities	$48,248	$710	$(215)	$48,742	$—
Accrued interest on available-for-sale securities was less than $1,000 at March 31, 2026 and December 31, 2025, and accrued interest on held-to-maturity securities was $210,000 and $219,000 at March 31, 2026 and December 31, 2025, respectively. Accrued interest on securities is excluded from the balances in the preceding tables of securities receivable, and is included in accrued interest receivable on the Company's consolidated balance sheets.

The amortized cost and fair value of debt securities at March 31, 2026, by contractual maturity, are shown below. Currently, the portfolio consists of mortgage-backed securities and collateralized mortgage obligations which are not due at a single maturity date. Expected maturities will differ from contractual maturities because issuers or the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands; unaudited)
March 31, 2026
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	29	28	46,141	46,383
	$29	$28	$46,141	$46,383
Investments in debt securities with an amortized cost of $42.2 million and $44.3 million were pledged for borrowing lines at March 31, 2026 and December 31, 2025, respectively.
During the three months ended March 31, 2026, no securities matured and no securities were purchased.
There were no sales of securities during the three months ended March 31, 2026 or 2025.
There were nine securities with a $308,000 unrealized loss as of March 31, 2026. There were eight securities with a $215,000 unrealized loss as of December 31, 2025. The following tables show the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands; unaudited)
March 31, 2026
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$—	$28	$1	$28	$1
Total available-for-sale securities	—	—	28	1	28	1
Held-to-maturity
U.S. Agency residential mortgage-backed securities	13,759	220	737	87	14,496	307
Total investment securities	$13,759	$220	$765	$88	$14,524	$308

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands; unaudited)
December 31, 2025
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$—	$29	$1	$29	$1
Total available-for-sale securities	—	—	29	1	29	1
Held-to-maturity
U.S. Agency residential mortgage-backed securities	5,039	95	8,228	119	13,267	214
Total investment securities	$5,039	$95	$8,257	$120	$13,296	$215
Management has evaluated the above securities and does not believe that any individual unrealized loss as of March 31, 2026 will be recognized into income. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline in fair value is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. Management believes there is a high probability of collecting all contractual amounts due, because all of the securities in the portfolio are backed by government agencies or government sponsored enterprises. However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the a one year time horizon or perhaps even until maturity. Based on management's analysis no allowance for credit losses was required on these securities.
Note 4 - Loans and Allowance for Credit Losses
Loans Held for Sale
During the three months ended March 31, 2026, $3.33 billion in CCBX loans were transferred to loans held for sale, with $3.28 billion in loans sold, $2.63 billion of which was new activity on previously sold credit card receivables. These loans were sold back to partners at par. The Company sells CCBX loans to manage loan portfolio size by partner and by loan category. Partner loan limits are established and documented in the relevant partner agreement. There were $124.0 million loans held for sale as of March 31, 2026 and $71.2 million loans held for sale as of December 31, 2025.

Loans Held for Investment
The composition of the loan portfolio is as follows as of the periods indicated:

	March 31,	December 31,
	2026	2025
	(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$235,603	$224,439
Real estate loans:
Construction, land and land development loans	234,911	222,075
Residential real estate loans	199,185	202,293
Commercial real estate loans	1,300,547	1,285,856
Consumer and other loans:
Other consumer and other loans	11,587	14,072
Gross community bank loans receivable	1,981,833	1,948,735
CCBX
Commercial and industrial loans:
Capital call lines	$176,384	$210,480
All other commercial & industrial loans	21,792	19,166
Real estate loans:
Residential real estate loans	266,037	264,059
Consumer and other loans:
Credit cards	693,485	622,681
Other consumer and other loans	726,943	691,708
Gross CCBX loans receivable	1,884,641	1,808,094
Total gross loans receivable	3,866,474	3,756,829
Net deferred origination fees and premiums	(7,095)	(7,298)
Loans receivable	$3,859,379	$3,749,531
Accrued interest on loans, which is excluded from the balances in the preceding table of loans receivable, was $18.3 million and $17.9 million at March 31, 2026 and December 31, 2025, respectively, and was included in accrued interest receivable on the Company's consolidated balance sheets. Accrued interest on loans is net of an allowance of $627,000 and $616,000 at March 31, 2026 and December 31, 2025, respectively.
Included in commercial and industrial loans as of March 31, 2026 and December 31, 2025, is $176.4 million and $210.5 million, respectively in capital call lines, provided to venture capital firms through one of our BaaS clients. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our BaaS client and the underwriting is reviewed by the Bank on every line/loan.
Consumer and other loans includes overdrafts of $27.5 million and $16.9 million at March 31, 2026 and December 31, 2025, respectively. Community bank overdrafts were $9,000 and $10,000 at March 31, 2026 and December 31, 2025, respectively and CCBX overdrafts were $27.4 million and $16.8 million at March 31, 2026 and December 31, 2025, respectively.
The Company, through the Bank, purchased loans from CCBX partners, at par, through agreements with those CCBX partners, and those loans had a remaining balance of $129.4 million as of March 31, 2026 and $134.9 million as of December 31, 2025. As of March 31, 2026, $127.6 million is included in consumer and other loans and $1.8 million is included in commercial and industrial loans, compared to $132.6 million in consumer and other loans and $2.3 million in commercial and industrial loans as of December 31, 2025.
The Company, through the Bank, at times purchases individual loans at fair value as of the acquisition date. The Company held purchased loans with remaining balances that totaled $4.4 million as of March 31, 2026 and December 31,

2025. Unamortized premiums on these loans totaled $83,000 and $84,000 as of March 31, 2026 and December 31, 2025, respectively, and are amortized into interest income over the life of the loans. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan.
The Company, through the Bank, has purchased participation loans with remaining balances totaling $28.5 million and $26.9 million as of March 31, 2026 and December 31, 2025, respectively. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan and are underwritten to the Bank's credit standards.
The balance of SBA and United States Department of Agriculture ("USDA") loans and participations sold and serviced for others totaled $2.3 million and $2.5 million at March 31, 2026 and December 31, 2025, respectively.
The gross balance of Main Street Lending Program (“MSLP”) loans participated and serviced for others, totaled $23.1 million at March 31, 2026 and December 31, 2025, with $1.2 million in MSLP loans on the balance sheet and included in commercial and industrial loans at March 31, 2026 and December 31, 2025. Servicing is retained on the gross balance.
The Company has pledged loans totaling $891.4 million at March 31, 2026 and $895.5 million at December 31, 2025, for borrowing lines at the FHLB and FRB. Loans are pledged to increase and maintain the borrowing capacity of the Bank for liquidity management purposes.
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
As of March 31, 2026, $235.6 million in community bank loans are included in commercial and industrial loans, compared to $224.4 million at December 31, 2025.
As of March 31, 2026, $198.2 million in loans originated through CCBX partners are included in commercial and industrial loans, compared to $229.6 million at December 31, 2025.
As of March 31, 2026, $176.4 million in CCBX capital call lines are included in commercial and industrial loans compared to $210.5 million at December 31, 2025. Capital call lines are provided to venture capital firms. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every line/loan.
Also included in commercial and industrial loans are $21.8 million in unsecured loans originated through CCBX partners as of March 31, 2026, compared to $19.2 million as of December 31, 2025.
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

As of March 31, 2026, $234.9 million in community bank loans are included in construction, land and land development loans, compared to $222.1 million at December 31, 2025.
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
As of March 31, 2026, $266.0 million in loans originated through CCBX partners are included in residential real estate loans, compared to $264.1 million at December 31, 2025. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card. Home equity lines of credit are classified as residential real estate per regulatory guidelines.
Commercial real estate (includes owner occupied and non-owner occupied) loans – Commercial real estate loans include various types of loans for which the Company holds real property as collateral.
As of March 31, 2026, $1.30 billion in community bank loans are included in commercial real estate loans, compared to $1.29 billion at December 31, 2025.
We have commercial real estate loans totaling $375.5 million that are collateralized by owner-occupied real-estate and $552.0 million that are collateralized by non-owner-occupied real estate, as well as $359.1 million of multi-family residential loans and $14.0 million of farmland loans, as of March 31, 2026, compared to $374.7 million that are collateralized by owner-occupied real-estate and $531.1 million that are collateralized by non-owner-occupied real estate, as well as $367.9 million of multi-family residential loans and $12.2 million of farmland loans as of December 31, 2025. The primary risks of commercial real estate loans include the borrower’s inability to pay, material decreases in the value of the collateralized real estate and significant increases in interest rates, which may make the real estate loan unprofitable. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.
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
As of March 31, 2026, $11.6 million in community bank loans are included in consumer and other loans, compared to $14.1 million at December 31, 2025.
As of March 31, 2026, $1.42 billion in CCBX loans are included in consumer and other loans, compared to $1.31 billion at December 31, 2025.

The following chart breaks out our consumer loan portfolio by segment and type of loan as of March 31, 2026. The largest portion of our consumer portfolio is comprised of CCBX installment loans and credit card loans. These loans are further divided to show the total secured and unsecured amounts in each of these categories. The average overall outstanding consumer loan balance is small at $700.

(dollars in thousands; unaudited)	Outstanding Balance	% of Total Outstanding Balance Consumer Loans	Average Loan Balance	Number of Loans
CCBX consumer loans
Installment loans - cash secured	$174,036	12.2%
Installment loans - unsecured	495,508	34.6
Installment loans - total	669,544	46.8	$0.7	1,026,896
Credit cards - cash secured	398	0.0
Credit cards - unsecured	693,087	48.4
Credit cards - total	693,485	48.4	1.5	456,317
Lines of credit	29,956	2.1	0.1	303,549
Other loans	27,443	1.9	0.1	297,989
Community bank consumer loans
Lines of credit	163	0.0	5.3	31
Installment loans	1,088	0.1	43.5	25
Other loans	10,336	0.7	28.2	366
Total	$1,432,015	100.0%	$0.7	2,085,173
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

(dollars in thousands; unaudited)	Outstanding Balance	% of Total Outstanding Balance Consumer Loans	Average Loan Balance	Number of Loans
CCBX consumer loans
Installment loans - cash secured	$162,072	12.2%
Installment loans - unsecured	502,767	37.8
Installment loans - total	664,839	50.0	$0.8	864,638
Credit cards - cash secured	56	0.0
Credit cards - unsecured	622,625	46.9
Credit cards - total	622,681	46.9	1.4	435,236
Lines of credit	10,027	0.8	0.1	89,736
Other loans	16,842	1.3	0.1	252,381
Community bank consumer loans
Lines of credit	140	0.0	4.5	31
Installment loans	3,010	0.2	111.5	27
Other loans	10,922	0.8	28.6	382
Total	$1,328,461	100.0%	$0.8	1,642,431

Past Due and Nonaccrual Loans
The following tables illustrate an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
March 31, 2026
Community Bank
Commercial and industrial loans	$500	$94	$594	$235,009	$235,603	$—
Real estate loans:
Construction, land and land development	—	—	—	234,911	234,911	—
Residential real estate	—	—	—	199,185	199,185	—
Commercial real estate	106	4,344	4,450	1,296,097	1,300,547	—
Consumer and other loans	2	—	2	11,585	11,587	—
Total community bank	$608	$4,438	$5,046	$1,976,787	$1,981,833	$—
CCBX
Commercial and industrial loans:
Capital call lines	$—	$—	$—	$176,384	$176,384	$—
All other commercial & industrial loans	1,005	604	1,609	20,183	21,792	604
Real estate loans:
Residential real estate loans	2,469	2,241	4,710	$261,327	$266,037	2,241
Consumer and other loans:
Credit cards	28,977	29,437	58,414	$635,071	$693,485	24,149
Other consumer and other loans	47,088	8,238	55,326	671,617	726,943	8,205
Total CCBX	$79,539	$40,520	$120,059	$1,764,582	$1,884,641	$35,199
Total consolidated	$80,147	$44,958	$125,105	$3,741,369	3,866,474	$35,199
Less net deferred origination fees and premiums					(7,095)
Loans receivable					$3,859,379

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
December 31, 2025
Community Bank
Commercial and industrial loans	$150	$2,070	$2,220	$222,219	$224,439	$—
Real estate loans:
Construction, land and land development	—	—	—	222,075	222,075	—
Residential real estate	286	—	286	202,007	202,293	—
Commercial real estate	107	4,344	4,451	1,281,405	1,285,856	—
Consumer and other loans	1	—	1	14,071	14,072	—
Total community bank	$544	$6,414	$6,958	$1,941,777	$1,948,735	$—
CCBX
Commercial and industrial loans:
Capital call lines	$—	$—	$—	$210,480	$210,480	$—
All other commercial & industrial loans	1,075	654	1,729	17,437	19,166	654
Real estate loans:
Residential real estate loans	3,125	1,961	5,086	$258,973	$264,059	$1,961
Consumer and other loans:
Credit cards	27,752	26,632	54,384	$568,297	$622,681	$22,536
Other consumer and other loans	38,187	8,078	46,265	$645,443	$691,708	$7,993
Total CCBX	70,139	37,325	107,464	1,700,630	1,808,094	33,144
Total consolidated	70,683	43,739	114,422	3,642,407	3,756,829	33,144
Less net deferred origination fees and premiums					(7,298)
Loans receivable					$3,749,531
There were $35.2 million in CCBX loans past due 90 days or more and still accruing interest as of March 31, 2026, and $33.1 million as of December 31, 2025. This is attributed to loans originated through CCBX lending partners which continue to accrue interest up to 180 days past due. As of March 31, 2026 and December 31, 2025, $34.2 million and $30.9 million, respectively of loans past due 90 days or more and still accruing interest are covered by credit enhancements provided by our CCBX partners that protect the Bank against losses.
The accrual of interest on community bank loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are 90 days past due as to either principal or interest, unless they are well secured and in the process of collection.  Installment/closed-end, and revolving/open-end consumer loans originated through CCBX lending partners typically continue to accrue interest until 120 and 180 days past due, respectively and an allowance is recorded through provision expense for these expected losses. Certain CCBX partners employ collection practices that place specific loans on nonaccrual status to enhance collectability. As of March 31, 2026, $22.3 million of these nonaccrual CCBX loans were less than 90 days past due, compared to $20.3 million as of December 31, 2025. For installment/closed-end and revolving/open-end consumer loans originated through CCBX lending partners with balances outstanding beyond 120 days and 180 days past due, respectively, principal and capitalized interest outstanding is charged off against the allowance and accrued interest outstanding is reversed against interest income. These consumer loans are reported as nonperforming/substandard, 90 days or more days past due and still accruing.

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
An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	March 31,			December 31,
	2026			2025
	Total Nonaccrual	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual	Nonaccrual with No ACL	Nonaccrual with ACL
	(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$170	$76	$94	$2,151	$2,058	$93
Real estate loans:
Residential real estate	314	314	—	38	38	—
Commercial real estate	4,344	4,344	—	4,344	4,344	—
Total community bank nonaccrual loans	$4,828	$4,734	$94	$6,533	$6,440	$93
CCBX
Commercial and industrial loans	$81	$—	$81	$127	$—	$127
Consumer and other loans:
Credit cards	24,497	—	24,497	21,433	—	21,433
Consumer and other consumer loans	3,015	—	3,015	2,875	—	2,875
Total CCBX nonaccrual loans	$27,593	$—	$27,593	$24,435	$—	$24,435
Total consolidated nonaccrual loans	$32,421	$4,734	$27,687	$30,968	$6,440	$24,528

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
There were no modified loans for community bank borrowers experiencing financial difficulty at March 31, 2026 and December 31, 2025.
The following tables present the CCBX loans at March 31, 2026 and December 31, 2025 that were both experiencing financial difficulty and were modified in the twelve months previous to the dates presented by class and by type of modification. The percentage of the loans that were modified to borrowers in financial distress as compared to the total CCBX loans of each class is also presented below.

March 31, 2026	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Interest Rate Reduction & Payment Delay	Principal Forgiveness Payment Delay & Term Extension	Total	Total Class of Financing Receivable
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$609	$—	$18	$—	$—	$627	2.88%
Consumer and other loans:
Credit cards	13,526	—	32,489	—	2,302	—	48,317	6.97
Other consumer and other loans	—	2,994	—	2,410	—	32	5,436	0.75
Total	$13,526	$3,603	$32,489	$2,428	$2,302	$32	$54,380	1.41%

December 31, 2025	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Interest Rate Reduction & Payment Delay	Principal Forgiveness, Payment Delay & Term Extension	Total	Total Class of Financing Receivable
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$763	$—	$4	$—	$—	$767	4.00%
Consumer and other loans:
Credit cards	13,780	—	32,566	—	685	—	47,031	7.55
Other consumer and other loans	—	4,087	—	832	—	15	4,934	0.71
Total	$13,780	$4,850	$32,566	$836	$685	$15	$52,732	1.41%
The Company has committed to lend additional amounts totaling $23,000 to the borrowers included in the table above as of March 31, 2026.
The performance of loans modified is monitored to understand the effectiveness of the modification efforts. The following tables present the performance of such loans that have been modified in the last 12 months previous to the dates presented:

March 31, 2026	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$103	$26	$129
Consumer and other loans:
Credit cards	8,280	8,153	16,433
Other consumer and other loans	569	100	669
Total CCBX	$8,952	$8,279	$17,231

December 31, 2025	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$199	$28	$227
Consumer and other loans:
Credit cards	8,403	7,114	15,517
Other consumer and other loans	745	321	1,066
Total CCBX	$9,347	$7,463	$16,810
The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the preceding 12 months as of the dates indicated:

March 31, 2026	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$218	—%	2.4
Consumer and other loans:
Credit cards	9,291	14.1	n/a
Other consumer and other loans	7,644	—	2.0
Total CCBX	$17,153	14.1%	2.1

December 31, 2025	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$224	—%	2.0
Consumer and other loans:
Credit cards	9,062	14.4	n/a
Other consumer and other loans	5,904	—	2.0
Total CCBX	$15,190	14.4%	2.0
The following tables present the total of loans that had a payment default during the preceding 12 months and which were modified for borrowers experiencing financial difficulty in the twelve months prior to that default.

March 31, 2026	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Interest Rate Reduction & Payment Delay	Principal Forgiveness, Payment Delay & Term Extension	Total
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$137	$—	$—	—	$—	$137
Consumer and other loans:
Credit cards	11,987	—	21,457	—	521	—	33,965
Other consumer and other loans	—	669	—	263	—	15	947
Total	$11,987	$806	$21,457	$263	$521	$15	$35,049

December 31, 2025	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Interest Rate Reduction & Payment Delay	Principal Forgiveness, Payment Delay & Term Extension	Total
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$628	$—	$4	$—	$—	$632
Consumer and other loans:
Credit cards	12,339	—	21,798	—	204	—	34,341
Other consumer and other loans	—	3,267	—	640	—	15	3,922
Total	$12,339	$3,895	$21,798	$644	$204	$15	$38,895
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
The following tables show the risk category of community bank loans by year of origination for the periods indicated, based on the most recent analysis performed as of each period end:

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of March 31, 2026
Commercial and industrial loans
Risk rating
Pass	$21,360	$115,178	$6,956	$8,296	$32,986	$17,499	$29,480	$2,209	$233,964
Other Loan Especially Mentioned	45	—	—	—	49	1,215	159	—	1,468
Substandard	—	—	—	16	—	—	155	—	171
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - All other commercial and industrial loans	$21,405	$115,178	$6,956	$8,312	$33,035	$18,714	$29,794	$2,209	$235,603
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of March 31, 2026
Real estate loans - Construction, land and land development loans
Risk rating
Pass	$3,872	$115,782	$39,206	$61,474	$6,774	$4,058	$3,502	$—	$234,668
Other Loan Especially Mentioned	—	—	—	—	—	243	—	—	243
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Construction, land and land development loans	$3,872	$115,782	$39,206	$61,474	$6,774	$4,301	$3,502	$—	$234,911
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real estate loans - Residential real estate loans
Risk rating
Pass	$3,882	$16,982	$10,032	$24,500	$27,704	$80,583	$33,132	$410	$197,225
Other Loan Especially Mentioned	—	—	—	—	—	—	266	—	266
Substandard	—	—	1,381	—	276	—	37	—	1,694
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Residential real estate loans	$3,882	$16,982	$11,413	$24,500	$27,980	$80,583	$33,435	$410	$199,185
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate loans - Commercial real estate loans
Risk rating
Pass	$59,131	$94,566	$44,995	$235,126	$262,134	$563,705	$9,321	$1,773	$1,270,751
Other Loan Especially Mentioned	—	—	15,393	—	5,563	4,496	—	—	25,452
Substandard	—	—	—	—	344	4,000	—	—	4,344
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Commercial real estate loans	$59,131	$94,566	$60,388	$235,126	$268,041	$572,201	$9,321	$1,773	$1,300,547
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of March 31, 2026
Consumer and other loans - Other consumer and other loans
Risk rating
Pass	$398	$282	$89	$28	$7,243	$2,906	$641	$—	$11,587
Other Loan Especially Mentioned	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans - Other consumer and other loans	$398	$282	$89	$28	$7,243	$2,906	$641	$—	$11,587
Year-to-date gross charge-offs	$2	$—	$—	$—	$—	$—	$—	$—	$2

Total community bank loans receivable
Risk rating
Pass	$88,643	$342,790	$101,278	$329,424	$336,841	$668,751	$76,076	$4,392	$1,948,195
Other Loan Especially Mentioned	45	—	15,393	—	5,612	5,954	425	—	27,429
Substandard	—	—	1,381	16	620	4,000	192	—	6,209
Doubtful	—	—	—	—	—	—	—	—	—
Total community bank loans	$88,688	$342,790	$118,052	$329,440	$343,073	$678,705	$76,693	$4,392	$1,981,833
Year-to-date gross charge-offs	$2	$—	$—	$—	$—	$—	$—	$—	$2

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of December 31, 2025
Commercial and industrial loans
Risk rating
Pass	$131,644	$8,897	$33,940	$10,279	$2,389	$5,363	$25,929	$2,256	$220,697
Other Loan Especially Mentioned	—	—	—	—	1,216	—	375	—	1,591
Substandard	—	16	—	1,961	—	—	174	—	2,151
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - All other commercial and industrial loans	$131,644	$8,913	$33,940	$12,240	$3,605	$5,363	$26,478	$2,256	$224,439
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate loans - Construction, land and land development loans
Risk rating
Pass	$139,810	$67,584	$6,838	$1,715	$239	$1,732	$3,502	$—	$221,420
Other Loan Especially Mentioned	—	—	—	655	—	—	—	—	655
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Construction, land and land development loans	$139,810	$67,584	$6,838	$2,370	$239	$1,732	$3,502	$—	$222,075
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of December 31, 2025

Real estate loans - Residential real estate loans
Risk rating
Pass	$28,581	$24,678	$35,211	$34,525	$23,262	$25,146	$28,270	$414	$200,087
Other Loan Especially Mentioned	—	—	286	—	—	—	501	—	787
Substandard	1,381	—	—	—	—	—	38	—	1,419
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Residential real estate loans	$29,962	$24,678	$35,497	$34,525	$23,262	$25,146	$28,809	$414	$202,293
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$13	$—	$—	$13

Real estate loans - Commercial real estate loans
Risk rating
Pass	$138,619	$259,048	$263,101	$209,646	$98,897	$273,109	$10,005	$1,788	$1,254,213
Other Loan Especially Mentioned	15,374	—	5,593	1,302	3,243	1,787	—	—	27,299
Substandard	—	—	344	—	4,000	—	—	—	4,344
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Commercial real estate loans	$153,993	$259,048	$269,038	$210,948	$106,140	$274,896	$10,005	$1,788	$1,285,856
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of December 31, 2025

Consumer and other loans - Other consumer and other loans
Risk rating
Pass	$2,526	$32	$7,394	$—	$206	$2,710	$1,204	$—	$14,072
Other Loan Especially Mentioned	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans - Other consumer and other loans	$2,526	$32	$7,394	$—	$206	$2,710	$1,204	$—	$14,072
Year-to-date gross charge-offs	$29	$15	$—	$—	$—	$—	$—	$—	$44

Total community bank loans receivable
Risk rating
Pass	$441,180	$360,239	$346,484	$256,165	$124,993	$308,060	$68,910	$4,458	$1,910,489
Other Loan Especially Mentioned	15,374	—	5,879	1,957	4,459	1,787	876	—	30,332
Substandard	1,381	16	344	1,961	4,000	—	212	—	7,914
Doubtful	—	—	—	—	—	—	—	—	—
Total community bank loans	$457,935	$360,255	$352,707	$260,083	$133,452	$309,847	$69,998	$4,458	$1,948,735
Year-to-date gross charge-offs	$29	$15	$—	$—	$—	$13	$—	$—	$57

The Company considers the performance of the CCBX loan portfolio and its impact on the allowance for credit losses. For CCBX loans, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the loans in CCBX based on payment activity for the periods indicated:

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of March 31, 2026
Commercial and industrial loans - Capital call lines
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$176,384	$—	$176,384
Nonperforming	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - Capital call lines	$—	$—	$—	$—	$—	$—	$176,384	$—	$176,384
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans - All other commercial and industrial loans
Payment performance
Performing	$—	$—	$9,570	$1,519	$—	$2	$10,016	$—	$21,107
Nonperforming	—	—	317	31	—	—	337	—	685
Total commercial and industrial loans - All other commercial and industrial loans	$—	$—	$9,887	$1,550	$—	$2	$10,353	$—	$21,792
Year-to-date gross charge-offs	$—	$—	$732	$135	$—	$—	$279	$—	$1,146

Real estate loans - Residential real estate loans
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$262,105	$1,691	$263,796
Nonperforming	—	—	—	—	—	—	2,241	—	2,241
Total real estate loans - Residential real estate loans	$—	$—	$—	$—	$—	$—	$264,346	$1,691	$266,037
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$705	$—	$705

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of March 31, 2026
Consumer and other loans - Credit cards
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$644,813	$26	$644,839
Nonperforming	—	—	—	—	—	—	48,646	—	48,646
Total consumer and other loans - Credit cards	$—	$—	$—	$—	$—	$—	$693,459	$26	$693,485
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$25,465	$—	$25,465

Consumer and other loans - Other consumer and other loans
Payment performance
Performing	$194,706	$278,929	$136,795	$61,917	$18,080	$699	$24,597	$—	$715,723
Nonperforming	879	3,706	3,822	1,986	494	49	284	—	11,220
Total consumer and other loans - Other consumer and other loans	$195,585	$282,635	$140,617	$63,903	$18,574	$748	$24,881	$—	$726,943
Year-to-date gross charge-offs	$18	$8,672	$8,267	$4,283	$903	$124	$4,938	$—	$27,205

Total CCBX loans receivable
Payment performance
Performing	$194,706	$278,929	$146,365	$63,436	$18,080	$701	$1,117,915	$1,717	$1,821,849
Nonperforming	879	3,706	4,139	2,017	494	49	51,508	—	62,792
Total CCBX loans	$195,585	$282,635	$150,504	$65,453	$18,574	$750	$1,169,423	$1,717	$1,884,641
Year-to-date gross charge-offs	$18	$8,672	$8,999	$4,418	$903	$124	$31,387	$—	$54,521

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
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

Allowance for Credit Losses ("ACL")
CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by reimbursing most losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans, reclassified negative deposit accounts and accrued interest receivable on CCBX loans, while actual losses are recognized as incurred. When the provision for CCBX credit losses and provision for unfunded commitments are recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements). The credit enhancement asset is reduced when credit enhancement payments are received from the CCBX partner or taken from the partner's cash reserve account. CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by reimbursing the Bank for the losses. If the partner is unable to fulfill its contracted obligations then the Bank could be exposed to the loss of the reimbursement and credit enhancement income. In accordance with the program agreement for one CCBX partner, the Company is responsible for credit losses on approximately 5% of a $324.0 million loan portfolio that are without credit enhancement reimbursements. At March 31, 2026, 5% of this portfolio represented $22.0 million in loans. The partner is responsible for reimbursing credit losses on approximately 95% of this portfolio and for fraud losses on 100% of this portfolio. The Company earns 100% of the interest income on the aforementioned $22.0 million of loans.
The following tables summarize the allocation of the ACL, as well as the activity in the ACL attributed to various segments in the loan portfolio, as of and for the three months ended March 31, 2026 and for the three months ended March 31, 2025:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Total
	(dollars in thousands; unaudited)
Three Months Ended March 31, 2026
ACL balance, December 31, 2025	$8,757	$6,580	$11,100	$5,496	$137,597	$169,530
Provision for credit losses or (recapture)	(45)	(479)	(1,909)	514	54,403	52,484
	8,712	6,101	9,191	6,010	192,000	222,014
Loans charged-off	(1,146)	—	(705)	—	(52,672)	(54,523)
Recoveries of loans previously charged-off	162	—	12	—	4,762	4,936
Net charge-offs	(984)	—	(693)	—	(47,910)	(49,587)
ACL balance, March 31, 2026	$7,728	$6,101	$8,498	$6,010	$144,090	$172,427

Three Months Ended March 31, 2025
ACL balance, December 31, 2024	$11,051	$3,439	$12,250	$8,456	$141,798	$176,994
Provision for credit losses or (recapture)	566	1,092	2,796	(350)	50,280	54,384
	11,617	4,531	15,046	8,106	192,078	231,378
Loans charged-off	(1,907)	—	(1,605)	—	(50,174)	(53,686)
Recoveries of loans previously charged-off	356	—	2	4	5,124	5,486
Net (charge-offs) recoveries	(1,551)	—	(1,603)	4	(45,050)	(48,200)
ACL Balance, March 31, 2025	$10,066	$4,531	$13,443	$8,110	$147,028	$183,178

There was a provision recapture for unfunded commitments of $1.3 million for the three months ended March 31, 2026, compared to a provision for unfunded commitments of $613,000 for the three months ended March 31, 2025. There was a provision for accrued interest receivable on CCBX loans of $11,000 for the three months ended March 31, 2026, compared to $784,000 for the three months ended March 31, 2025, and a provision for accounts receivable of $252,000 for the months ended March 31, 2026 with no such provision for the three months ended March 31, 2025.
The following tables present the collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of the dates indicated:

	Real Estate	Business Assets	Total	ACL
	(dollars in thousands; unaudited)
March 31, 2026
Commercial and industrial loans	$—	$94	$94	$94
Real estate loans:
Residential real estate	37	—	37	—
Commercial real estate	4,344	—	4,344	—
Total	$4,381	$94	$4,475	$94

	Real Estate	Business Assets	Total	ACL
	(dollars in thousands; unaudited)
December 31, 2025
Commercial and industrial loans	$—	$190	$190	$93
Real estate loans:
Residential real estate	$39	$—	$39	$—
Commercial real estate	4,344	—	4,344	—
Total	$4,383	$190	$4,573	$93
Note 5 - Deposits
The composition of consolidated deposits consisted of the following at the periods indicated:

	March 31, 2026	December 31, 2025
	(dollars in thousands; unaudited)
Demand, noninterest bearing	$579,161	$579,616
Interest bearing demand and money market	4,128,511	3,450,679
Savings	321,295	101,616
Total core deposits	5,028,967	4,131,911
Other deposits	1	1
Time deposits less than $250,000	8,121	8,229
Time deposits $250,000 and over	4,075	4,058
Total deposits	$5,041,164	$4,144,199

The following table presents the maturity distribution of time deposits as of March 31, 2026:

(dollars in thousands; unaudited)	As of March 31, 2026
Twelve months	$9,235
One to two years	1,620
Two to three years	555
Three to four years	180
Four to five years	606
$12,196
Included in total deposits is $462.5 million in reciprocal deposit accounts as of March 31, 2026, compared to $460.3 million at December 31, 2025, which provides our customers with fully insured deposits through an exchange of deposits with other financial institutions.
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
The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating and finance lease liabilities. The weighted average discount rate as of March 31, 2026 was 4.00% for operating leases and 4.75% for finance leases and is based off the discount rate at the time the lease is originated or renewed.
The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantees.
Leases with terms of 12 months or less are not included in ROU assets and lease liabilities recorded in the Company’s consolidated balance sheet. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis. At March 31, 2026, lease expiration dates ranged from 1 year to 19 years, with additional renewal options on certain leases typically ranging from 12 months to 10 years. At March 31, 2026, the weighted average remaining lease term inclusive of renewal options that the Company is reasonably certain to renew for the Company’s operating leases was 7.2 years. The weighted average remaining lease term for the Company's finance lease was six months. The Company had zero operating leases that had not yet commenced as of March 31, 2026.
Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $350,000 for the three months ended March 31, 2026 and $291,000 for the three months ended March 31, 2025. Variable lease components, such as inflation adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.
Amortization expense for finance leases is recognized on a straight-line basis over the lease term and amounted to $9,000 for each of the three months ended March 31, 2026 and 2025. Interest on finance leases was $1,000 for each of the three months ended March 31, 2026 and 2025.

The following table presents the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew, at March 31, 2026:

	Operating	Finance
(dollars in thousands; unaudited)	March 31, 2026	March 31, 2026

April 1 to December 31, 2026	$945	$18
2027	1,136	—
2028	716	—
2029	459	—
2030	413	—
2031 and thereafter	1,869	—
Total lease payments	5,538	18
Less: amounts representing interest	756	—
Present value of lease liabilities	$4,782	$18
The following table presents the components of total lease expense, including finance lease costs and operating cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(dollars in thousands; unaudited)
Lease expense:
Operating lease expense (1)	$310	$251
Variable lease expense	109	99
Finance lease cost
Right-of-use amortization (2)	9	9
Interest expense (3)	—	1
Total lease expense	$428	$360
Cash paid:
Cash paid from operating leases	$423	$354
Cash paid from finance leases	$9	$9
(1)Included in net occupancy expense and in the Condensed Consolidated Statements of Income (unaudited).
(2)Included in other expense in the Condensed Consolidated Statements of Income (unaudited).
(3)Included in interest on borrowed funds Condensed Consolidated Statements of Income (unaudited).
Note 7 - Stock-Based Compensation
Stock Options and Restricted Stock
The 2018 Coastal Financial Corporation Omnibus Plan (the "2018 Plan") authorizes the Company to grant awards, including but not limited to, stock options, restricted stock units, and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company, up to an aggregate of 500,000 shares of common stock. On May 24, 2021, the Company’s shareholders approved the First Amendment to the 2018 Plan, which increased the authorized plan shares by 600,000. On May 28, 2025, the Company's shareholders approved the Second Amendment to the 2018 Plan which increased the authorized plan shares by 600,000. The 2018 Plan replaced the 2006 Plan for new awards. Existing awards will vest under the terms granted and no further awards will be granted under these prior plans. Shares available to be granted under the 2018 plan were 654,230 at March 31, 2026.

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
There were no new stock options granted in the three months ended March 31, 2026 and 2025.
A summary of stock option activity under the 2018 Plan and 2006 Plan during the three months ended March 31, 2026:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts; unaudited)
Outstanding at December 31, 2025	118,881	$10.10	2.1	$12,422
Granted	—	—
Exercised	(50,296)	9.17		$3,367
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2026	68,585	$10.78	2.1	$4,480
Vested at March 31, 2026	29,240	$10.49	2.0	$1,918
Exercisable at March 31, 2026	29,240	$10.49	2.0	$1,918
The total intrinsic value (which is the amount by which the stock price at the date of exercise exceeds the exercise price) of options exercised during the three months ended March 31, 2026 was $4.0 million. The total intrinsic value of options exercised during the three months ended March 31, 2025 was $1.8 million.
As of March 31, 2026, there was $240,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan and 2006 Plan. Total unrecognized compensation costs are adjusted for unvested forfeitures. The Company expects to recognize that cost over a remaining weighted-average period of approximately 2.1 years. Compensation expense recorded related to stock options was $145,000 for the three months ended March 31, 2026 and $54,000 for the three months ended March 31, 2025.
Restricted Stock Units
In the first quarter of 2026, the Company granted 48,977 restricted stock units ("RSUs") under the 2018 Plan to employees, which vest ratably over 4 years.
RSUs provide for an interest in Company common stock to the recipient, the underlying stock is not issued until certain conditions are met. Vesting requirements include time-based, performance-based, or market-based conditions. Recipients of RSUs do not pay any cash consideration to the Company for the units and the holders of the restricted units do not have voting rights. The fair value of time-based and performance-based units is equal to the fair market value of the Company’s common stock on the grant date. The fair value of market-based units is estimated on the grant date using the Monte Carlo simulation model. Compensation expense is recognized over the applicable vesting period of the awards. RSUs are nonparticipating securities.
As of March 31, 2026, there was $20.2 million of total unrecognized compensation cost related to nonvested RSUs. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 3.1 years. Compensation expense related to RSUs was $1.6 million for the three months ended March 31, 2026 and $2.3 million for the three months ended March 31, 2025. The total grant-date fair value of RSUs that vested during the three months ended March 31, 2026 and March 31, 2025 was $2.8 million and $2.4 million, respectively.

A summary of the Company’s nonvested RSUs at March 31, 2026 and changes during the three month period is presented below:

Nonvested shares - RSUs	Number of Shares	Weighted- Average Grant Date Fair Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2025	476,302	$51.93
Granted	48,977	$82.22
Forfeited or expired	(2,749)	$54.16
Vested	(66,275)	$41.46
Nonvested shares at March 31, 2026	456,255	$56.77
Restricted Stock Awards
Employees
There were no restricted stock awards outstanding for employees as of March 31, 2026. The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.
As of March 31, 2026, there was no unrecognized compensation cost related to nonvested restricted stock awards. Compensation expense recorded related to restricted stock awards was $0 for the three months ended March 31, 2026 and $2,000 for the three months ended March 31, 2025.
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
As of March 31, 2026, there was $133,000 of total unrecognized compensation expense related to director restricted stock awards which the Company expects to recognize over the remaining average vesting period of approximately two months. Director compensation expense recorded related to the 2018 Plan totaled $217,000 for the three months ended March 31, 2026 and $180,000 for the three months ended March 31, 2025.

A summary of the Company’s nonvested RSAs at March 31, 2026 and changes during the three-month period is presented below:

Nonvested shares - RSAs	Number of Shares	Weighted- Average Grant Date Fair Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2025	10,039	$87.19
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Nonvested shares at March 31, 2026	10,039	$87.19
Note 8 - Fair Value Measurements
The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	March 31, 2026		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$52,695	$52,695	$52,695	$—	$—
Interest earning deposits with other banks	1,442,772	1,442,772	1,442,772	—	—
Investment securities	46,169	46,411	—	46,411	—
Other investments	14,023	14,023	—	12,202	1,821
Loans held for sale	124,039	124,039	—	124,039
Loans receivable	3,859,379	3,738,084	—	—	3,738,084
Accrued interest receivable	20,139	20,139	—	20,139	—
Financial liabilities
Deposits	$5,041,164	5,018,459	$—	$5,018,459	$—
Subordinated debt	44,480	44,167	—	44,167	—
Junior subordinated debentures	3,594	3,633	—	3,633	—
Accrued interest payable	2,665	2,665	—	2,665	—

	December 31, 2025		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$34,241	$34,241	$34,241	$—	$—
Interest earning deposits with other banks	702,729	702,729	702,729	—	—
Investment securities	48,247	48,742	—	48,742	—
Other investments	12,837	12,837	—	10,666	2,171
Loans held for sale	71,216	71,216	—	71,216
Loans receivable, net	3,749,531	3,738,084	—	—	3,738,084
Accrued interest receivable	18,613	18,613	—	18,613	—
Financial liabilities
Deposits	$4,144,199	$4,130,842	$—	$4,130,842	$—
Subordinated debt	44,443	44,132	—	44,132	—
Junior subordinated debentures	3,593	3,719	—	3,719	—
Accrued interest payable	1,435	1,435	—	1,435	—
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

Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
March 31, 2026
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$28	$—	$28
	$—	$28	$—	$28
December 31, 2025
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$29	$—	$29
	$—	$29	$—	$29
The following methods were used to estimate the fair value of the class of financial instruments above:
Investment securities - The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources, and discounted cash flows.
Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2026 and December 31, 2025. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
Items measured at Level 3 fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis that are classified within Level 3 of the fair value hierarchy at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
March 31, 2026
Collateral dependent loans	$—	$—	$—	$—
Equity securities	$—	$—	$1,821	$1,821
Total	$—	$—	$1,821	$1,821

December 31, 2025
Collateral dependent loans	$—	$—	$97	$97
Equity securities	—	—	2,171	2,171
Total	$—	$—	$2,268	$2,268
The amounts disclosed above represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair value as of the dates reported on.

Collateral dependent loans - Fair values for individually evaluated collateral dependent loans are estimated using the fair value of the collateral less selling costs if the loan results in a Level 3 classification. Individually evaluated loan amounts are initially valued at the lower of cost or fair value. Individually evaluated loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Individually evaluated loans are evaluated on a quarterly basis for additional credit losses and adjusted accordingly. The estimated fair values of financial instruments disclosed above follow the guidance in ASU 2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity, and marketability factors. Valuation is measured based on the fair value of the underlying collateral or the discounted cash expected future cash flows. Subsequent changes in the value of loans are included within the provision for credit losses on loans in the same manner in which it initially was recognized or as a reduction in the provision that would otherwise be reported. Loans are evaluated quarterly to determine if valuation adjustments should be recorded. The need for valuation adjustments arises when observable market prices or current appraised values of collateral indicate a shortfall in collateral value compared to current carrying values of the related loan. If the Company determines that the value of the individually evaluated loan is less than the carrying value of the loan, the Company either establishes a reserve as a specific component of the allowance for credit losses or charges off that amount. These valuation adjustments are considered nonrecurring fair value adjustments.
Equity securities – The Company measures equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, with price changes recognized in earnings.
Equity securities without readily determinable fair values
The following table presents the carrying value of equity securities without readily determinable fair values, as of March 31, 2026, with adjustments recorded during the periods presented for those securities with observable price changes, if applicable. These equity securities are included in other investments on the balance sheet.
•The Company had a $1.8 million and $2.2 million equity interest in a specialized bank technology company as of the quarters ended March 31, 2026 and 2025, respectively.
•The Company had a $350,000 equity interest in a technology company as of the quarters ended March 31, 2026 and 2025.
•The Company had a $500,000 equity interest in financial technology company as of the quarter ended March 31, 2026. This was a new equity investment, so there was no equity interest at March 31, 2025.
•The Company had a $42,000 and $47,000 equity interest in a technology company as of the quarters ended March 31, 2026 and 2025, respectively.

	For the Three Months Ended March 31,
(dollars in thousands; unaudited)	2026	2025
Carrying value, beginning of period	$2,171	$2,619
Purchases	500	—
Observable price change	—	—
Carrying value, end of period	$2,671	$2,619

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the date indicated:

(unaudited)	Valuation Technique	Unobservable Inputs	March 31, 2026 Weighted Average Rate	December 31, 2025 Weighted Average Rate
Collateral dependent loans	Collateral valuations	Discount to appraised value	8.3%	8.1%
Note 9 - Earnings Per Common Share
The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(dollars in thousands, except earnings per share data; unaudited)
Net Income	$12,019	$9,730
Basic weighted average number common shares outstanding	15,179,447	14,962,507
Dilutive effect of equity-based awards	243,375	499,534
Diluted weighted average number common shares outstanding	15,422,822	15,462,041
Basic earnings per share	$0.79	$0.65
Diluted earnings per share	$0.78	$0.63
Antidilutive stock options and restricted stock outstanding	142,553	2,269
Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings, however the difference in the two-class method was not significant.
Note 10 – Segment Reporting
As defined in ASC 280, Segment Reporting, an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on classifications within accounting and reporting systems, which provides line of business results. This system uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income and expense. A primary objective of this measurement system and related internal financial reporting practices are to produce consistent results that reflect the underlying financial impact of the segments on the Company and to provide a basis of support for strategic decision making. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Based on these criteria, we have identified three segments: the community bank, CCBX, and treasury & administration. The Executive Leadership Team, which includes the CEO, Presidents, CFO and other key executive members, which the Company has designated as the CODMs, evaluates the financial performance of the Company’s segments by evaluating interest income and expense, noninterest income and significant expenses. The community bank segment includes all community banking activities. A primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). We also have a loan production office which is located in King county. The CCBX segment provides BaaS that allows digital financial service providers, companies and brands to offer their customers banking services. The CCBX segment has 30 partners as of March 31, 2026. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments.

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables for the periods indicated:

	March 31, 2026				December 31, 2025
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Assets	(dollars in thousands; unaudited)
Cash and Due from Banks	$4,454	$1,441	$1,489,572	$1,495,467	$4,243	$750	$731,977	$736,970
Intrabank assets	—	1,417,932	(1,417,932)	—	—	633,600	(633,600)	—
Securities	—	—	46,169	46,169	—	—	48,247	48,247
Loans held for sale	—	124,039	—	124,039	—	71,216	—	71,216
Total loans receivable	1,975,255	1,884,124	—	3,859,379	1,941,979	1,807,552	—	3,749,531
Allowance for credit losses	(18,153)	(154,274)	—	(172,427)	(18,231)	(151,299)	—	(169,530)
All other assets	29,503	240,799	40,900	311,202	29,809	235,137	40,057	305,003
Total assets	$1,991,059	$3,514,061	$158,709	$5,663,829	$1,957,800	$2,596,956	$186,681	$4,741,437
Liabilities								0
Total deposits	$1,572,942	$3,468,222	$—	$5,041,164	$1,586,359	$2,557,840	$—	$4,144,199
Total borrowings	—	—	48,074	48,074	—	—	48,036	48,036
Intrabank liabilities	413,278	—	(413,278)	—	366,216	—	(366,216)	—
All other liabilities	4,839	45,839	20,151	70,829	5,225	39,116	13,902	58,243
Total liabilities	$1,991,059	$3,514,061	$(345,053)	$5,160,067	$1,957,800	$2,596,956	$(304,278)	$4,250,478

	Three months ended March 31, 2026				Three months ended March 31, 2025
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
	(dollars in thousands; unaudited)
INTEREST INCOME AND EXPENSE
Interest income	$31,734	$71,153	$8,794	$111,681	$30,292	$67,855	$6,760	$104,907
Interest (expense) income intrabank transfer	(3,625)	8,156	(4,531)	—	(3,909)	6,085	(2,176)	—
Interest expense	5,571	22,099	654	28,324	6,604	21,581	660	28,845
Net interest income	22,538	57,210	3,609	83,357	19,779	52,359	3,924	76,062
Provision/(Recapture) for credit losses	(542)	51,940	—	51,398	507	55,274	—	55,781
Net interest income/(expense) after provision for credit losses on loans and unfunded commitments	23,080	5,270	3,609	31,959	19,272	(2,915)	3,924	20,281
NONINTEREST INCOME
Deposit service charges and fees	818	32	—	850	860	—	—	860
Other income	114	(4)	426	536	156	—	542	698
BaaS program income	—	10,888	—	10,888	—	6,278	—	6,278
BaaS indemnification income	—	53,803	—	53,803	—	55,641	—	55,641
Noninterest income	932	64,719	426	66,077	1,016	61,919	542	63,477
NONINTEREST EXPENSE
Salaries and employee benefits	7,297	11,527	4,298	23,122	7,155	7,975	6,402	21,532
Occupancy	812	8	39	859	830	85	119	1,034
Data processing and software licenses	1,817	5,035	791	7,643	1,395	1,146	1,691	4,232
Legal and professional expenses	444	5,215	1,343	7,002	63	3,273	3,152	6,488
Other expense	1,012	2,949	866	4,827	910	1,626	1,667	4,203
BaaS loan expense	—	36,940	—	36,940	—	32,507	—	32,507
BaaS fraud expense	—	3,059	—	3,059	—	1,993	—	1,993
Total noninterest expense	11,382	64,733	7,337	83,452	10,353	48,605	13,031	71,989
Net income/(loss) before income taxes	12,630	5,256	(3,302)	14,584	9,935	10,399	(8,565)	11,769
Income taxes	1,918	1,218	(571)	2,565	1,587	2,007	(1,555)	2,039
Net income/(loss)	$10,712	$4,038	$(2,731)	$12,019	$8,348	$8,392	$(7,010)	$9,730

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a bank holding company that operates through our wholly owned subsidiaries, Coastal Community Bank (“Bank”) and Arlington Olympic LLC. We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. Our business is conducted through three reportable segments: The community bank, CCBX and treasury & administration. The community bank segment includes all community banking activities, with a primary focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows digital financial service providers, companies and brands to offer their customers banking services. The CCBX segment has 30 partners as of March 31, 2026. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.
As of March 31, 2026, we had total assets of $5.66 billion, total loans receivable of $3.86 billion, total deposits of $5.04 billion and total shareholders’ equity of $503.8 million.
The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted by the Bank.
We generate most of our community bank revenue from interest on loans and CCBX revenue from BaaS fee income and interest on loans. Our primary source of funding for our loans is commercial and retail deposits from our customer relationships and from our partner deposit relationships. We place secondary reliance on wholesale funding, primarily borrowings from the Federal Home Loan Bank (“FHLB”). Less commonly used sources of funding include borrowings from the Federal Reserve System (“Federal Reserve”) discount window, draws on established federal funds lines from unaffiliated commercial banks, brokered funds, which allows us to obtain deposits from sources that do not have a relationship with the Bank and can be obtained through certificate of deposit listing services, via the internet or through other advertising methods, or a one-way buy through an insured cash sweep (“ICS”) account, which allows us to obtain funds from other institutions that have deposited funds through ICS. Our largest expenses are provision for credit losses on loans, interest on deposits and borrowings, BaaS loan expense, and salaries and employee benefits. Our principal lending products are commercial real estate loans, consumer loans, residential real estate, commercial and industrial loans and construction, land and land development loans.
Results of Operations
Net Income
Comparison of the quarter ended March 31, 2026 to the comparable quarter in the prior year
Net income for the three months ended March 31, 2026 was $12.0 million, or $0.78 per diluted share, compared to $9.7 million, or $0.63 per diluted share, for the three months ended March 31, 2025. The increase in net income over the comparable period in the prior year was primarily attributable to a $6.8 million increase in interest income due to an increase in average loans receivable and interest earning deposits with other banks, an increase in BaaS program income of $4.6 million and a decrease in interest expense of $521,000, partially offset by a $11.5 million increase in noninterest expenses combined with other less significant changes.

Additionally, BaaS credit enhancement income decreased $2.9 million, which is directly related to and offsets the decrease in provision for credit losses of $4.4 million for the quarter ended March 31, 2026. The lower provision is due to improvement in the performance of the CCBX portfolio, change in loan mix, and our focus on originating higher quality CCBX loans resulting in lower historical loss factors. In accordance with GAAP, we recognize as revenue (1) the right to be indemnified or reimbursed for fraud losses on CCBX customer loans and deposits and (2) the right to be indemnified for credit losses by our partners for expected credit losses related to loans they originate and unfunded commitments from such loans. CCBX customer credit losses are recognized in the allowance for credit loss and fraud loss is recognized in BaaS noninterest expense. For more information on the accounting for BaaS allowance for credit losses, reserve for unfunded commitments, credit enhancements and fraud enhancements see the section titled “CCBX – BaaS Reporting Information.”

Net Interest Income
Comparison of the quarter ended March 31, 2026 to the comparable quarter in the prior year
Net interest income for the three months ended March 31, 2026 was $83.4 million, compared to $76.1 million for the three months ended March 31, 2025, an increase of $7.3 million, or 9.6%. The increase in net interest income compared to the quarter ended March 31, 2025 was primarily related to an increase in interest earning deposits with other banks and growth in loans receivable. The average balance of loans was $366.9 million more and average interest earning deposits with other banks was $338.1 million higher for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Total interest and fees on loans were $102.9 million for the three months ended March 31, 2026 compared to $98.1 million for the three months ended March 31, 2025. The $4.7 million increase in interest and fees on loans for the quarter ended March 31, 2026, compared to the quarter ended March 31, 2025, was largely due to growth in loans, primarily from CCBX. Total loans receivable was $3.86 billion at March 31, 2026, compared to $3.52 billion at March 31, 2025. CCBX average loans receivable was $1.92 billion for the quarter ended March 31, 2026, compared to $1.63 billion for the quarter ended March 31, 2025, an increase of $292.5 million, or 17.9%. Average CCBX yield of 15.01% was earned on CCBX loans for the quarter ended March 31, 2026, compared to 16.88% for the quarter ended March 31, 2025. The lower loan yield is the result of lower rates compared to the prior year period as well as a change in the loan mix. The Federal Open Market Committee ("FOMC") of the Federal Reserve last lowered the targeted federal funds rate by 0.25% on December 11, 2025; a reduction of 0.75% compared to March 31, 2025. Additionally, lower rate capital call lines were $42.9 million higher compared to March 31, 2025. These loans earn a lower rate of interest, but have less credit risk due to the way the loans are structured compared to other commercial loans. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield.
Interest income from interest earning deposits with other banks was $8.1 million for the quarter ended March 31, 2026, an increase of $2.1 million, or 33.9%, primarily due to an increase in balances compared to the quarter ended March 31, 2025. The average balance of interest earning deposits invested with other banks for the three months ended March 31, 2026 was $891.5 million, compared to $553.4 million for the three months ended March 31, 2025. The yield on these interest earning deposits with other banks decreased 0.75%, which is in line with the reduction in Fed funds compared to the prior year period, to 3.70% compared to 4.45% at March 31, 2025. Interest income on investment securities decreased $28,000 to $622,000 at March 31, 2026, compared to $650,000 at March 31, 2025. Average investment securities increased $259,000 from $47.2 million for the three months ended March 31, 2025, to $47.5 million for the three months ended March 31, 2026, as a result of investments purchased for CRA purposes, partially offset by principal paydowns. Average yield on investment securities decreased to 5.32% for the three months ended March 31, 2026, compared to 5.59% for the three months ended March 31, 2025.
Interest expense was $28.3 million for the quarter ended March 31, 2026, a $521,000 decrease from the quarter ended March 31, 2025. Interest expense on deposits was $27.7 million for the quarter ended March 31, 2026, compared to $28.2 million for the quarter ended March 31, 2025. The $515,000 decrease in interest expense on deposits was largely due to lower interest rates despite an increase of $631.9 million in average interest bearing deposits compared to the quarter ended March 31, 2025. Interest on borrowed funds was $654,000 for the quarter ended March 31, 2026, compared to $660,000 for the quarter ended March 31, 2025.

Cost of funds was 2.59% for the quarter ended March 31, 2026, which was a decrease of 0.52% from 3.11% for the quarter ended March 31, 2025. Cost of deposits for the quarter ended March 31, 2026 was 2.56%, which was a 0.52% decrease from 3.08% for the quarter ended March 31, 2025. These decreases were largely due to lower interest rates.
Net interest margin was 7.00% for the three months ended March 31, 2026, compared to 7.48% for the three months ended March 31, 2025. The decrease in net interest margin compared to the three months ended March 31, 2025 was largely due to a decrease in loan yield, partially offset by a decrease in cost of deposits.
Total yield on loans receivable for the quarter ended March 31, 2026 was 10.76%, compared to 11.33% for the quarter ended March 31, 2025. This decrease in yield on loans receivable is the result of lower rates compared to the prior year period as well as a change in the loan mix. Lower rate CCBX capital call lines were $42.9 million higher compared to March 31, 2025. The composition of the loan portfolio is shifting with CCBX average loans increasing to 49.6% of the total loan portfolio for the quarter ended March 31, 2026, compared to 46.4% for the quarter ended March 31, 2025, and the average community bank loans decreasing to 50.4% of the loan portfolio for the quarter ended March 31, 2026, compared to 53.6% for the quarter ended March 31, 2025. For the quarter ended March 31, 2026, average CCBX loans increased $292.5 million, or 17.9%, with an average CCBX yield of 15.01%, compared to 16.88% at the quarter ended March 31, 2025. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Average community bank loans increased $74.4 million, or 4.0% due to growth and normal balance fluctuations. Average yield on community bank loans for the three months ended March 31, 2026 was 6.58% compared to 6.53% for the three months ended March 31, 2025.
The following tables (1) show the average yield on loans and cost of deposits by segment and (2) illustrate how BaaS loan interest income is affected by BaaS loan expense resulting in net BaaS loan income and the associated yield for the periods indicated:

	For the Three Months Ended
	March 31, 2026		March 31, 2025
(unaudited)	Yield on Loans (2)	Cost of Deposits (2)	Yield on Loans (2)	Cost of Deposits (2)
Community Bank	6.58%	1.46%	6.53%	1.76%
CCBX(1)	15.01%	3.17%	16.88%	4.01%
Consolidated	10.76%	2.56%	11.33%	3.08%
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
(2)Annualized calculations shown for periods presented.

	For the Three Months Ended
	March 31, 2026		March 31, 2025
(dollars in thousands, unaudited)	Income / Expense	Income / expense divided by average CCBX loans (2)	Income / Expense	Income / expense divided by average CCBX loans (2)
BaaS loan interest income	$71,153	15.01%	$67,855	16.88%
Less: BaaS loan expense	36,940	7.79%	32,507	8.09%
Net BaaS loan income (1)	$34,213	7.22%	$35,348	8.79%
Average BaaS Loans(3)	$1,922,586		$1,630,088
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2)Annualized calculations shown for periods presented.
(3)Includes loans held for sale.

For the three months ended March 31, 2026, net interest margin (net interest income divided by the average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 7.00% and 6.39%, respectively, compared to 7.48% and 6.68%, respectively, for the three months ended March 31, 2025.
The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees, net of loan costs included in interest income totaled $2.5 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively. For the each of the three months ended March 31, 2026 and 2025, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Three Months Ended March 31,
	2026			2025
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Consolidated
Assets
Interest earning assets:
Interest earning deposits with other banks	$891,511	$8,128	3.70%	$553,393	$6,070	4.45%
Investment securities, available-for-sale (2)	30	1	13.52	37	1	10.96
Investment securities, held-to-maturity (2)	47,420	621	5.31	47,154	649	5.58
Other investments	13,014	44	1.37	11,757	40	1.38
Loans receivable (3)	3,878,626	102,887	10.76	3,511,724	98,147	11.33
Total interest earning assets	4,830,601	111,681	9.38	4,124,065	104,907	10.32
Noninterest earning assets:
Allowance for credit losses	(166,987)			(170,542)
Other noninterest earning assets	324,660			296,993
Total assets	$4,988,274			$4,250,516

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$3,798,235	$27,670	2.95%	$3,166,384	$28,185	3.61%
FHLB advances and other borrowings	—	—	—	—	1	—
Subordinated debt	44,457	599	5.46	44,309	598	5.47
Junior subordinated debentures	3,593	55	6.21	3,592	61	6.89
Total interest bearing liabilities	3,846,285	28,324	2.99	3,214,285	28,845	3.64
Noninterest bearing deposits	585,211			543,784
Other liabilities	59,333			49,624
Total shareholders' equity	497,445			442,823
Total liabilities and shareholders' equity	$4,988,274			$4,250,516
Net interest income		$83,357			$76,062
Interest rate spread			6.39%			6.68%
Net interest margin (4)			7.00%			7.48%
(1)Yields and costs are annualized.
(2)For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(3)Includes loans held for sale and nonaccrual loans.
(4)Net interest margin represents net interest income divided by the average total interest earning assets.

The following tables present an analysis of certain average balances, interest income and expense by segment:

	For the Three Months Ended
	March 31, 2026			March 31, 2025
(dollars in thousands, unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Community Bank
Assets
Interest earning assets:
Loans receivable (2)	$1,956,040	$31,734	6.58%	$1,881,636	$30,292	6.53%
Total interest earning assets	1,956,040	31,734	6.58	1,881,636	30,292	6.53
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$1,057,293	$5,571	2.14%	$1,045,971	$6,604	2.56%
Intrabank liability	403,880	3,625	3.64	356,337	3,909	4.45
Total interest bearing liabilities	1,461,173	9,196	2.55	1,402,308	10,513	3.04
Noninterest bearing deposits	494,867			479,329
Net interest income		$22,538			$19,779
Net interest margin(3)			4.67%			4.26%

CCBX
Assets
Interest earning assets:
Loans receivable (2)(4)	$1,922,586	$71,153	15.01%	$1,630,088	$67,855	16.88%
Intrabank asset	908,700	8,156	3.64	554,781	6,085	4.45
Total interest earning assets	2,831,286	79,309	11.36	2,184,869	73,940	13.72
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$2,740,942	$22,099	3.27%	$2,120,413	$21,581	4.13%
Total interest bearing liabilities	2,740,942	22,099	3.27	2,120,413	21,581	4.13
Noninterest bearing deposits	90,344			64,455
Net interest income		$57,210			$52,359
Net interest margin(3)			8.19%			9.72%
Net interest margin, net of BaaS loan expense (5)			2.90%			3.68%

	For the Three Months Ended
	March 31, 2026			March 31, 2025
(dollars in thousands, unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Treasury & Administration
Assets
Interest earning assets:
Interest earning deposits with other banks	$891,511	$8,128	3.70%	$553,393	$6,070	4.45%
Investment securities, available for sale (6)	30	1	3.37	37	1	10.96
Investment securities, held to maturity (6)	47,420	621	5.31	47,154	649	5.58
Other investments	13,014	44	1.37	11,757	40	1.38
Total interest earning assets	951,975	8,794	3.75	612,341	6,760	4.48
Liabilities
Interest bearing liabilities:
FHLB advances and borrowings	$—	$—	—%	—	1	—%
Subordinated debt	44,457	599	5.46	44,309	598	5.47
Junior subordinated debentures	3,593	55	6.21	3,592	61	6.89
Intrabank liability, net (7)	504,820	4,531	3.64	198,444	2,176	4.45
Total interest bearing liabilities	552,870	5,185	3.80	246,345	2,836	4.67
Net interest income		$3,609			$3,924
Net interest margin(3)			1.54%			2.60%
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
(7)Intrabank assets and liabilities are consolidated for period calculations and presented as intrabank asset, net or intrabank liability, net in the tables above.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the increase in loan interest income which is attributed to a $9.9 million increase in loan volume, partially offset by a $3.4 million decrease in loan rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Three months ended March 31, 2026 Compared to Three months ended March 31, 2025
	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands; unaudited)	Volume	Rate
Interest income:
Interest earning deposits	$3,083	$(1,025)	$2,058
Investment securities, available-for-sale	—	—	—
Investment securities, held-to-maturity	3	(31)	(28)
Other investments	4	—	4
Loans receivable	9,897	(3,419)	6,478
Total increase in interest income	12,987	(4,475)	8,512

Interest expense:
Interest bearing deposits	4,603	(5,118)	(515)
FHLB advances and other borrowings	(1)	—	(1)
Subordinated debt	2	(1)	1
Junior subordinated debentures	—	(6)	(6)
Total increase in interest expense	4,604	(5,125)	(521)
Increase in net interest income	$8,383	$650	$9,033
Provision for Credit Losses
The provision for credit losses on loans is an expense we incur to maintain an allowance for credit losses at a level that management deems appropriate to absorb expected losses on existing loans in accordance with GAAP. For a description of the factors taken into account by our management in determining the allowance for credit losses see “—Financial Condition—Allowance for Credit Losses.”
The macro economic environment is continuously changing, primarily due to the pace of economic growth, inflation, changing interest rates, global trade tensions, tariffs, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters, and trade issues that may impact the provision and therefore the allowance. Gross loans, excluding loans held for sale, totaled $3.86 billion at March 31, 2026. The allowance for credit losses as a percentage of loans was 4.47% at March 31, 2026, compared to 5.21% at March 31, 2025.
Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by indemnifying or reimbursing incurred losses. CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them vested interests in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans and reclassified negative deposit accounts. When the provision for credit losses on loans and provision for unfunded commitments are recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner's legal commitment to indemnify or reimburse losses. The credit enhancement asset is relieved as credit enhancement payments are received from the CCBX partner or taken from the partner's cash reserve account.

Comparison of the quarter ended March 31, 2026 to the comparable quarter in the prior year
The provision for credit losses for the three months ended March 31, 2026 was $51.4 million, compared to $55.8 million for the three months ended March 31, 2025. This includes a provision for credit losses on loans for the three months ended March 31, 2026 of $52.5 million, compared to $54.4 million for the three months ended March 31, 2025. The decrease in the Company’s provision for credit losses on loans during the quarter ended March 31, 2026 is largely related to improvement in the performance of the CCBX portfolio and changes in the composition of CCBX loan originations. The current mix of originations includes a greater proportion of loans with attributes that have historically demonstrated lower loss experience, which contributed to lower expected losses and a lower provision during the period. During the quarter ended March 31, 2026, a $52.6 million provision for credit losses on loans was recorded for CCBX partner loans. The factors used in management’s analysis for community bank credit losses indicated that a provision recapture for credit losses on loans of $1.4 million was needed for the quarter ended March 31, 2026, largely due to improved economic outlook, partially offset by a change in the loan mix of the community bank portfolio. Additionally, a provision recapture for unfunded commitments of $1.3 million was recorded for the quarter ended March 31, 2026, primarily as a result of a change in the loan mix of available balance, compared to a $613,000 provision for the three months ended March 31, 2025. An $11,000 provision for accrued interest receivable on CCBX loans was recorded for the quarter ended March 31, 2026, compared to $784,000 for the three months ended March 31, 2025 and a $252,000 provision for other receivables was recorded for the quarter ended March 31, 2026 and there was no such provision for the quarter ended March 31, 2025.
The following table shows the provision expense for loans by segment for the periods indicated:

	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2026	March 31, 2025
Community bank	$(1,428)	$65
CCBX	52,563	54,319
Total provision expense	$51,135	$54,384
Net charge-offs for the quarter ended March 31, 2026 totaled $49.6 million, or 5.18% of total average loans, compared to $48.2 million, or 5.57% of total average loans, for the quarter ended March 31, 2025. Net charge-offs as a percent of loans were down in 2026 compared to 2025, primarily due to our on-going efforts to improve the credit quality of CCBX loans. However, in general, loans originated through CCBX partners have a higher level of expected losses than our community bank loans as reflected in the factors for allowance for credit losses. In accordance with GAAP, CCBX losses are recorded as charge-offs, but CCBX partner agreements provide for a credit enhancement that indemnifies the Bank from incurred losses, and as a result CCBX partners reimburse the Bank for net-charge-offs on CCBX loans and negative deposit accounts, except in accordance with the program agreement for one partner where the Company is responsible for credit losses on approximately 5% of a $324.0 million loan portfolio. At March 31, 2026, our portion of this portfolio represented $22.0 million in loans. For the three months ended March 31, 2026, $49.6 million of net charge-offs were recognized for CCBX loans and $1,000 net recoveries were recognized on community bank loans. For the three months ended March 31, 2025, $48.2 million of net charge-offs were recognized on CCBX loans and $3,000 net recoveries were recognized for community bank loans.
The following table shows the total charge-off activity by segment for the periods indicated:

	Three Months Ended
	March 31, 2026			March 31, 2025
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$2	$54,521	$54,523	$4	$53,682	$53,686
Gross recoveries	(3)	(4,933)	(4,936)	(7)	(5,479)	(5,486)
Net charge-offs (recoveries)	$(1)	$49,588	$49,587	$(3)	$48,203	$48,200
Net charge-offs to average loans (1)	0.00%	10.46%	5.18%	0.00%	11.99%	5.57%
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
Comparison of the quarter ended March 31, 2026 to the comparable quarter in the prior year
For the three months ended March 31, 2026, noninterest income totaled $66.1 million, an increase of $2.6 million, or 4.1%, compared to $63.5 million for the three months ended March 31, 2025. The decrease is primarily attributed to lower BaaS indemnification income which is related to lower provision for credit losses on CCBX loans based on improved credit quality, partially offset by an increase in BaaS program income.
The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2026	2025
Service charges and fees	$850	$860	$(10)	(1.2)%
Unrealized gain (loss) on equity securities, net	126	16	110	687.5
Other	410	682	(272)	(39.9)
Noninterest income, excluding BaaS program income and BaaS indemnification income	1,386	1,558	(172)	(11.0)
Servicing and other BaaS fees	2,623	1,419	1,204	84.8
Transaction and interchange fees	5,873	3,833	2,040	53.2
Reimbursement of expenses	2,392	1,026	1,366	133.1
BaaS program income	10,888	6,278	4,610	73.4
BaaS credit enhancements	50,744	53,648	(2,904)	(5.4)
BaaS fraud enhancements	3,059	1,993	1,066	53.5
BaaS indemnification income	53,803	55,641	(1,838)	(3.3)
Total BaaS income	64,691	61,919	2,772	4.5
Total noninterest income	$66,077	$63,477	$2,600	4.1%
Summary of significant noninterest income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025
A description of our largest noninterest income categories are below:
BaaS Income. Our CCBX segment provides BaaS offerings that enable our digital financial service providers to offer their customers banking services. In exchange for providing these services, we earn fixed fees, volume-based fees and reimbursement of costs depending on the program agreement. Servicing and other BaaS fees are typically higher with new partners who have minimum contractual fees. Transaction and interchange fees increase as partner activity increases. As a result, we generally expect servicing and other fees to decrease and transaction and interchange fees to increase as partner activity grows and contracted minimum fees are replaced with recurring fees which then exceed the minimum contractual fees. Increases in BaaS reimbursement of fees offsets increases in noninterest expense from BaaS expenses covered by CCBX partners. In accordance with GAAP, we recognize the reimbursement of noncredit fraud losses on loans and deposits originated through partners and credit enhancements related to the allowance for credit losses and reserve for unfunded commitments provided by the partner as revenue in BaaS income. CCBX credit losses are recognized in the allowance for credit losses on loans, and fraud losses are expensed in noninterest expense under BaaS fraud expense. Also in accordance with GAAP, we establish a credit enhancement asset for expected future credit losses through the recognition of BaaS credit enhancement revenue at the same time we establish an allowance for those loans though a provision for credit losses on loans. For more information on the accounting for BaaS allowance for credit losses, reserve for unfunded commitments, credit enhancements and fraud enhancements see the section titled “CCBX – BaaS Reporting Information.”

For the three months ended March 31, 2026, we earned $64.7 million in BaaS fees, which was an increase of $2.8 million, or 4.5%, over the three months ended March 31, 2025, when we earned $61.9 million in BaaS fees. The increase was primarily due to an increase of $4.6 million in total BaaS fee program income, which was the result of increased partner activity, and an increase of $1.1 million in BaaS fraud enhancements, partially offset by a decrease of $2.9 million in BaaS credit enhancements related to the allowance for credit losses.
Service Charges and Fees. Service charges and fees include service charges on accounts, point-of-sale fees, merchant services fees and overdraft fees. Together they constitute the largest component of our noninterest income, outside of BaaS income.
Service charges and fees were $850,000 for the three months ended March 31, 2026, a decrease of $10,000, or 1.2%, from the comparable quarter in the prior year.
Unrealized gain on equity securities, net. During the three months ended March 31, 2026, we recognized an unrealized net gain on equity securities of $126,000 compared to the three months ended March 31, 2025, when there was an unrealized gain of $16,000 recognized. We hold $4.4 million in total equity funds and investments, $3.5 million of which is in equity securities of entities that are focused on providing products to the BaaS and financial services space.
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
Comparison of the quarter ended March 31, 2026 to the comparable quarter in the prior year
The $11.5 million increase in noninterest expenses for the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025 was largely due to a $4.4 million increase in BaaS loan expense, a $3.4 million increase in data processing and software licenses, a $1.6 million increase in salary and employee benefits, and a $514,000 increase in legal and professional expenses. These increases are largely due to growth and enhancements in technology all of which are related to the growth of the Company and investments in technology and risk management.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2026	2025
Salaries and employee benefits	$23,122	$21,532	$1,590	7.4%
Data processing and software licenses	7,643	4,232	3,411	80.6
Legal and professional expenses	7,002	6,488	514	7.9
Excise taxes	1,169	722	447	61.9
Occupancy	859	1,034	(175)	(16.9)
Director and staff expenses	668	631	37	5.9
FDIC assessments	573	755	(182)	(24.1)
Point of sale expense	445	107	338	315.9
Marketing	38	50	(12)	(24.0)
Other	1,934	1,938	(4)	(0.2)
Noninterest expense, excluding BaaS loan and BaaS fraud expense	43,453	37,489	5,964	15.9
BaaS loan expense	36,940	32,507	4,433	13.6
BaaS fraud expense	3,059	1,993	1,066	53.5
BaaS loan and fraud expense	39,999	34,500	5,499	15.9
Total noninterest expense	$83,452	$71,989	$11,463	15.9%
Summary of significant noninterest expense for the three months ended March 31, 2026 compared to the three months ended March 31, 2025
A description of our largest noninterest expense categories are below:
Salaries and Employee Benefits. Salaries and employee benefits are one of the largest components of noninterest expense and include payroll expense, incentive compensation costs, equity compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $23.1 million for the three months ended March 31, 2026, an increase of $1.6 million, or 7.4%, compared to $21.5 million for the three months ended March 31, 2025. Salaries and employee benefits expense continues to increase, primarily due to hiring staff for our CCBX segment and additional staff for our ongoing growth initiatives. As our CCBX activities grow and we invest more in technology, we expect some continued growth in number of employees to support these lines of business but are also working to automate our processes to reduce and/or slow future growth in hiring.
Data Processing and Software Licenses. Data processing and software licenses include expenses related to obtaining and maintaining software required for our various functions and additional investments in software development and the amortization of those costs. Capitalized software totaled $16.8 million as of March 31, 2026, compared to $15.7 million as of March 31, 2025. Data processing costs include all of our customer transaction processing and data storage, computer processing, and network costs. Data processing costs grow as we grow and add new products, customers and branches and enhance technology. Additionally, CCBX data processing expenses and software that aids in the reporting of CCBX activities and monitoring of transactions that helps to automate and create other efficiencies in reporting have resulted in increased expenses in the category. These expenses are expected to increase as we invest more in automated processing and as we grow product lines and our CCBX segment. Amortization of capitalized software totaled $1.3 million for the three months ended March 31, 2026, compared to $1.2 million for the three months ended March 31, 2025. Data processing costs were $7.6 million for the three months ended March 31, 2026, compared to $4.2 million for the three months ended March 31, 2025, an increase of $3.4 million, or 80.6%.
Legal and Professional Expenses. Legal and professional costs include legal, audit and accounting expenses, consulting fees, and fees for recruiting and hiring employees. These expenses fluctuate with the development of contracts and products for CCBX partners, audit and accounting needs, and are impacted by our reporting cycle and timing of legal and professional services. The expenses also reflect the costs associated with our infrastructure enhancement projects to improve our processing, automate processes, reduce compliance costs and enhance our data management. Legal and professional expenses were $7.0 million for the three months ended March 31, 2026 compared to $6.5 million for the three months ended March 31, 2025, an increase of $514,000, or 7.9%.
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
Occupancy. Occupancy expenses were $859,000 for the three months ended March 31, 2026, compared to $1.0 million for the three months ended March 31, 2025, a decrease of $175,000, or 16.9%. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $153,000 for the three months ended March 31, 2026 and $350,000 for the three months ended March 31, 2025. Occupancy expenses include rent, utilities, janitorial and other maintenance expenses, property insurances and taxes. Also included is depreciation on building, leasehold, furniture, fixtures and equipment. Our hybrid and remote workforce has increased, which helps keep some occupancy expenses down, however we do expect occupancy expenses to increase as we continue to grow.
Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses. Expenses will fluctuate depending upon conferences and other professional events that are attended by employees as well as expenses related to employee travel and continuing education. Director and staff expenses were $668,000 for the three months ended March 31, 2026 compared to $631,000 for the three months ended March 31, 2025, an increase of $37,000, or 5.9%.
Marketing. Marketing and promotion costs were $38,000 for the three months ended March 31, 2026, compared to $50,000 for the three months ended March 31, 2025, a decrease of $12,000, or 24.0%. Marketing and promotion costs will vary depending upon the deployment of branding and targeted advertising for the community bank and CCBX. We expect costs to increase as we expand our marketing plan.
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
The following table presents, for the periods indicated, the BaaS loan and fraud expenses:

	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2026	March 31, 2025
BaaS loan expense	$36,940	$32,507
BaaS fraud expense	3,059	1,993
Total BaaS loan and fraud expense	$39,999	$34,500
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
On July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act, (the "OBBBA") was signed into law. The OBBBA includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The OBBBA also made certain changes to the deductibility of the cost of meals and charitable contributions that are effective for tax years beginning after December 31, 2025. The Company is taking advantage of the immediate deductibility of R&D expenditures, which has positively impacted the tax provision and resulted in a deferred tax liability.
Comparison of the quarter ended March 31, 2026 to the comparable quarter in the prior year
For the three months ended March 31, 2026, income tax expense totaled $2.6 million, an increase of $526,000 compared to the three months ended March 31, 2025. The $526,000 increase in income tax expense is the result of higher net income as well as an increase in state income tax rates. Also impacting income tax expense is the deductibility of certain equity awards. The effective tax rate was 17.6% for the three months ended March 31, 2026, compared to 17.3% for the three months ended March 31, 2025. The effective tax rate was higher for the three months ended March 31, 2026, due to the impact of stock equity award deductions which fluctuate based on employee driven equity award activity, vesting terms and stock price. Additionally, the state rate increased in the quarter ended June 30, 2025 primarily as a result of a change in California's tax laws.
Segment Information
Based on the criteria of ASC 280, Segment Reporting, we have identified three segments: the community bank, CCBX and treasury & administration. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). We also have a loan production office which is located in King county. The CCBX segment provides BaaS that enables digital financial service providers, companies and brands to provide financial services to their customers. The CCBX segment has 30 partners in various stages as of March 31, 2026. The treasury & administration segment includes treasury management, overall administration and all other aspects of the Company.
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

The following table presents summary financial information for each segment for the periods indicated:

	March 31, 2026				December 31, 2025
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Assets
Cash and due from banks	$4,454	$1,441	$1,489,572	$1,495,467	$4,243	$750	$731,977	$736,970
Intrabank asset	—	1,417,932	(1,417,932)	—	—	633,600	(633,600)	—
Securities	—	—	46,169	46,169	—	—	48,247	48,247
Loans held for sale	—	124,039	—	124,039	—	71,216	—	71,216
Total loans receivable	1,975,255	1,884,124	—	3,859,379	1,941,979	1,807,552	—	3,749,531
Allowance for credit losses	(18,153)	(154,274)	—	(172,427)	(18,231)	(151,299)	—	(169,530)
All other assets	29,503	240,799	40,900	311,202	29,809	235,137	40,057	305,003
Total assets	$1,991,059	$3,514,061	$158,709	$5,663,829	$1,957,800	$2,596,956	$186,681	$4,741,437
Liabilities
Total deposits	$1,572,942	$3,468,222	$—	$5,041,164	$1,586,359	$2,557,840	$—	$4,144,199
Total borrowings	—	—	48,074	48,074	—	—	48,036	48,036
Intrabank liability	413,278	—	(413,278)	—	366,216	—	(366,216)	—
All other liabilities	4,839	45,839	20,151	70,829	5,225	39,116	13,902	58,243
Total liabilities	$1,991,059	$3,514,061	$(345,053)	$5,160,067	$1,957,800	$2,596,956	$(304,278)	$4,250,478

Community Bank
Community bank total assets as of March 31, 2026 increased $33.3 million, or 1.7%, to $1.99 billion, compared to $1.96 billion as of December 31, 2025. Loans receivable net of deferred fees for the community bank segment increased $33.3 million, or 1.7%, to $1.98 billion as of March 31, 2026, compared to $1.94 billion as of December 31, 2025. The increase in community bank loans receivable is the result of loan growth and normal balance fluctuations. Total community bank deposits decreased $13.4 million, or 0.85%, as of March 31, 2026, compared to $1.59 billion as of December 31, 2025. Our cost of deposits for the community bank was 1.46% for the three months ended March 31, 2026.
CCBX
CCBX total assets as of March 31, 2026 increased $917.1 million, or 35.3%, to $3.51 billion, compared to $2.60 billion as of December 31, 2025. During the three months ended March 31, 2026, $3.33 billion in CCBX loans were transferred to loans held for sale, with $3.28 billion in loans sold and $124.0 million loans remaining in loans held for sale as of March 31, 2026, compared to $71.2 million at December 31, 2025. We continue to reposition ourselves by managing CCBX credit and concentration levels in an effort to optimize our loan portfolio earnings and generate off balance sheet fee income. We retain a portion of the fee income for our role in processing transactions on sold credit card balances. This is expected to provide an on-going and recurring revenue stream without the additional on balance sheet risk. Total CCBX loans receivable increased $76.6 million, or 4.2%, to $1.88 billion as of March 31, 2026, compared to $1.81 billion as of December 31, 2025. The increase in loans receivable is the result of increased activity with CCBX partners, net of $3.28 billion in loan sales. As a result of an increase in the difference of average deposits compared to average loans the intrabank asset increased $784.3 million to $1.42 billion as of March 31, 2026, compared to $633.6 million as of December 31, 2025. The increase is attributed to an increase in deposits as a result of onboarding a new partner for which we provide correspondent services. Management expects balances associated with this relationship to decline during the second quarter of 2026 and then normalize. The allowance for credit losses increased to $154.3 million as of March 31, 2026, compared to $151.3 million as of December 31, 2025. The increase in the allowance is due to loan growth; however, an improvement in the performance of the CCBX portfolio and our focus on originating higher quality CCBX loans helped moderate the level of increase. CCBX partner agreements provide for credit enhancements that cover $48.6 million, or 97.9%, of the charge-offs on CCBX loans for the three months ended March 31, 2026. CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio. Total CCBX deposits increased $910.4 million, or 35.6%, to $3.47 billion, compared to $2.56 billion as of December 31, 2025, primarily as a result of growth within the CCBX relationships and the addition of new partners. Total CCBX deposits exclude an additional $2.81 billion that were swept off balance sheet to provide for increased FDIC insurance coverage to certain customers, compared to $843.6 million as of December 31, 2025.

Treasury & Administration
Treasury & administration total assets as of March 31, 2026 decreased $28.0 million, or 15.0%, to $158.7 million, compared to $186.7 million as of December 31, 2025, primarily due to a decrease in the intrabank asset, partially offset by an increase in cash and due from banks. Total securities decreased $2.1 million, or 4.3%, to $46.2 million as of March 31, 2026, compared to $48.2 million as of December 31, 2025, primarily as a result of principal repayments on securities. Total borrowings were $48.1 million as of both March 31, 2026 and December 31, 2025.

The following table presents summary financial information for each segment for the periods indicated:

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
INTEREST INCOME AND EXPENSE
Interest income	$31,734	$71,153	$8,794	$111,681	$30,292	$67,855	$6,760	$104,907
Interest (expense) income intrabank transfer	(3,625)	8,156	(4,531)	—	(3,909)	6,085	(2,176)	—
Interest expense	5,571	22,099	654	28,324	6,604	21,581	660	28,845
Net interest income	22,538	57,210	3,609	83,357	19,779	52,359	3,924	76,062
Provision/(Recapture) for credit losses	(542)	51,940	—	51,398	507	55,274	—	55,781
Net interest income/(expense) after provision for credit losses on loans and unfunded commitments	23,080	5,270	3,609	31,959	19,272	(2,915)	3,924	20,281
NONINTEREST INCOME
Service charges and fees	818	32	—	850	860	—	—	860
Other income	114	(4)	426	536	156	—	542	698
BaaS program income	—	10,888	—	10,888	—	6,278	—	6,278
BaaS indemnification income	—	53,803	—	53,803	—	55,641	—	55,641
Noninterest income	932	64,719	426	66,077	1,016	61,919	542	63,477
NONINTEREST EXPENSE
Salaries and employee benefits	7,297	11,527	4,298	23,122	7,155	7,975	6,402	21,532
Occupancy	812	8	39	859	830	85	119	1,034
Data processing and software licenses	1,817	5,035	791	7,643	1,395	1,146	1,691	4,232
Legal and professional expenses	444	5,215	1,343	7,002	63	3,273	3,152	6,488
Other expense	1,012	2,949	866	4,827	910	1,626	1,667	4,203
BaaS loan expense	—	36,940	—	36,940	—	32,507	—	32,507
BaaS fraud expense	—	3,059	—	3,059	—	1,993	—	1,993
Total noninterest expense	11,382	64,733	7,337	83,452	10,353	48,605	13,031	71,989
Net income/(loss) before income taxes	12,630	5,256	(3,302)	14,584	9,935	10,399	(8,565)	11,769
Income taxes	1,918	1,218	(571)	2,565	1,587	2,007	(1,555)	2,039
Net income/(loss)	$10,712	$4,038	$(2,731)	$12,019	$8,348	$8,392	$(7,010)	$9,730

Comparison of the quarter ended March 31, 2026 to the comparable quarter in the prior year
Community Bank
Net interest income for the community bank was $22.5 million for the quarter ended March 31, 2026, an increase of $2.8 million, or 13.9%, compared to $19.8 million for the quarter ended March 31, 2025. As a result of the community bank having higher average loans than deposits the community bank's intrabank expense allocation was $3.6 million for the quarter ended March 31, 2026, compared to intrabank interest expense of $3.9 million for the quarter ended March 31, 2025, which positively impacted net interest income for the current quarter. The decrease compared to the previous year period is due to a lower intrabank liability and lower interest rates. There was a provision recapture for credit losses on loans for the community bank of $542,000 for the quarter ended March 31, 2026, compared to a provision of $507,000 for the quarter ended March 31, 2025; the recapture in the current period was largely due to a change in the loan mix for the community bank. Net charge-offs to average loans for the community bank segment was 0.00% for the quarters ended March 31, 2026 and 2025. Noninterest income for the community bank was $932,000, for the quarter ended March 31, 2026, a decrease of $84,000, or 8.3%, compared to the quarter ended March 31, 2025. Noninterest expenses for the community bank increased $1.0 million, or 9.9%, to $11.4 million as of March 31, 2026, compared to $10.4 million as of March 31, 2025. The increase in noninterest expense is largely due to higher legal and professional expenses and salaries and employee benefits which are related to the growth of Company and investments in risk management.

CCBX
Net interest income for CCBX was $57.2 million for the quarter ended March 31, 2026, an increase of $4.9 million, or 9.3%, compared to $52.4 million for the quarter ended March 31, 2025. The increase in net interest income is primarily due to loan growth from active CCBX relationships. During the quarter ended March 31, 2026 we sold $3.28 billion in CCBX loans as part of our strategy to optimize our CCBX portfolio and manage growth, credit quality, portfolio and partner limits. We are retaining a portion of the transaction processing fee income on sold credit card balances which provides an on-going and recurring income without balance sheet risk. As a result of CCBX having higher average deposits than loans the amount allocated to intrabank interest income for CCBX was $8.2 million and $6.1 million for the quarters ended March 31, 2026 and 2025, respectively. Provision for credit losses on loans was $51.9 million for the quarter ended March 31, 2026, compared to $55.3 million for the quarter ended March 31, 2025. The decrease in the provision is due to an improvement in the performance of the CCBX portfolio and our focus on originating higher quality CCBX loans resulting in lower historical loss factors. CCBX partner agreements provide for credit enhancements that cover $48.6 million, or 97.9% of total gross charge-offs on CCBX loans for the quarter ended March 31, 2026. The $52.6 million provision on CCBX loans includes $51.6 million for partner loans with credit enhancement on them and $918,000 on CCBX loans that the Company is responsible for. In accordance with the program agreement, the Company was responsible for credit losses on approximately 5% of a $324.0 million loan portfolio, or $22.0 million in partner loans at March 31, 2026. Noninterest income for CCBX was $64.7 million for the quarter ended March 31, 2026, an increase of $2.8 million, or 4.5%, compared to $61.9 million for the quarter ended March 31, 2025, largely due to a decrease of $2.9 million in BaaS credit enhancements to establish a credit enhancement asset for future credit losses due from our CCBX partners - which is directly related to the provision for credit losses, partially offset by a $4.6 million increase in BaaS program income, which was the result of increased activity with our CCBX partners. Noninterest expenses for CCBX increased $16.1 million, or 33.2%, to $64.7 million as of March 31, 2026, compared to $48.6 million as of March 31, 2025. The increase in noninterest expense is largely due to an increase in salaries and employee benefits, data processing and software licenses and legal and professional expenses, which are related to the growth of Company and investments in technology and risk management. BaaS loan expense increased $4.4 million compared to the prior year period and is related to the increase in interest income on loans and recent program agreement and pricing changes that reflect a strategic shift toward enhanced partner economics and more sustainable, risk-adjusted returns over time. For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”
Treasury & Administration
Net interest income for treasury & administration was $3.6 million for the quarter ended March 31, 2026, a decrease of $315,000, or 8.0%, compared to $3.9 million for the quarter ended March 31, 2025, primarily as a result of an increase in intrabank interest expense, partially offset by higher interest from interest earning deposits with other banks and to a lesser degree lower interest expense. Noninterest income was $426,000 for the quarter ended March 31, 2026, compared to $542,000 for the quarter ended March 31, 2025. Noninterest expense was $7.3 million for the quarter ended March 31, 2026, and $13.0 million for the quarter ended March 31, 2025, largely due to a decrease in salaries and employee benefits and legal and professional expenses as more of these expenses have been directly expensed to the other segments.

Financial Condition
Our total assets increased $922.4 million, or 19.5%, to $5.66 billion at March 31, 2026 from $4.74 billion at December 31, 2025. The increase is primarily comprised of a $109.8 million increase in loans receivable and a $740.0 million increase in interest earning deposits with other banks.
Loans Held For Sale
During the three months ended March 31, 2026, $3.33 billion in CCBX loans were transferred to loans held for sale, with $3.28 billion in loans sold, $2.63 billion of which is new activity on previously sold credit card receivables. As of March 31, 2026 there were $124.0 million in loans held for sale and $71.2 million as of December 31, 2025. We will continue to sell loans back to the originating partner as part of our strategy to optimize our CCBX portfolio, manage growth, credit quality, portfolio and partner limits. Additionally, we retain a portion of the fee income for our role in processing new transactions on previously sold credit card receivables, which continues to grow and is expected to provide increased and on-going revenue with no on balance sheet risk or capital requirement.
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
As of March 31, 2026, loans receivable totaled $3.86 billion, an increase of $109.8 million, or 2.9%, compared to December 31, 2025. Total loans receivable is net of $7.1 million in net deferred origination fees. The increase includes gross CCBX loan growth of $76.5 million, or 4.2%, and an increase in gross community bank loans of $33.1 million, or 1.7%.
Loans as a percentage of deposits were 79.0% as of March 31, 2026, compared to 92.2% as of December 31, 2025. We remain focused on serving our communities and markets by growing loans and funding those loans with customer deposits.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31, 2026		As of December 31, 2025
(dollars in thousands; unaudited)	Amount	Percent	Amount	Percent
Commercial and industrial loans:
Capital call lines	$176,384	4.6%	$210,480	5.6%
All other commercial & industrial loans	257,395	6.7	243,605	6.5
Total commercial and industrial loans	433,779	11.3	454,085	12.1
Real estate loans:
Construction, land and land development	234,911	6.1	222,075	5.9
Residential real estate	465,222	12.0	466,352	12.4
Commercial real estate	1,300,547	33.6	1,285,856	34.2
Consumer and other loans	1,432,015	37.0	1,328,461	35.4
Gross loans receivable	3,866,474	100.0%	3,756,829	100.0%
Net deferred origination fees	(7,095)		(7,298)
Loans receivable	$3,859,379		$3,749,531
Loan Yield (1)	10.76%		10.63%
(1)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.

The following tables detail the loans by segment which are included in the total loan portfolio table above:

Community Bank	As of
	March 31, 2026		December 31, 2025
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Commercial and industrial loans	$235,603	11.9%	$224,439	11.5%
Real estate loans:
Construction, land and land development loans	234,911	11.8	222,075	11.4
Residential real estate loans	199,185	10.1	202,293	10.4
Commercial real estate loans	1,300,547	65.6	1,285,856	66.0
Consumer and other loans:
Other consumer and other loans	11,587	0.6	14,072	0.7
Gross community bank loans receivable	1,981,833	100.0%	1,948,735	100.0%
Net deferred origination fees	(6,578)		(6,756)
Loans receivable	$1,975,255		$1,941,979
Loan Yield(1)	6.58%		6.52%
(1)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.

CCBX	As of
	March 31, 2026		December 31, 2025
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Capital call lines	$176,384	9.4%	$210,480	11.6%
All other commercial & industrial loans	21,792	1.2	19,166	1.1
Real estate loans:
Residential real estate loans	266,037	14.1	264,059	14.6
Consumer and other loans:
Credit cards	693,485	36.8	622,681	34.4
Other consumer and other loans	726,943	38.5	691,708	38.3
Gross CCBX loans receivable	1,884,641	100.0%	1,808,094	100.0%
Net deferred origination fees	(517)		(542)
Loans receivable	$1,884,124		$1,807,552
Loan Yield - CCBX (1)(2)	15.01%		14.89%
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
Commercial and Industrial Loans. Commercial and industrial loans decreased $20.3 million, or 4.5%, to $433.8 million as of March 31, 2026, from $454.1 million as of December 31, 2025. The decrease in commercial and industrial loans receivable over December 31, 2025 was largely due to a decrease of $34.1 million in capital call lines, partially offset by a $13.8 million increase in other commercial and industrial loans.
Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory or equipment, and we generally obtain personal guarantees on these loans. Commercial and industrial loans includes $102.0 million and $92.0 million in loans to financial institutions as of March 31, 2026 and December 31, 2025, respectively.
Included in the commercial and industrial loan balance is $176.4 million and $210.5 million in capital call lines resulting from relationships with our CCBX partners as of March 31, 2026 and December 31, 2025, respectively, and $21.8 million and $19.2 million in CCBX other commercial loans as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 there was $235.6 million in community bank commercial and industrial loans compared to $224.4 million at December 31, 2025.
Construction, Land and Land Development Loans. Construction, land and land development loans increased $12.8 million, or 5.8%, to $234.9 million as of March 31, 2026, from $222.1 million as of December 31, 2025. The increase is attributed to some new construction and development projects.
Unfunded loan commitments for construction, land and land development loans were $90.0 million at March 31, 2026, compared to $98.2 million at December 31, 2025. Although we have seen a strong commercial and residential real estate market in the Puget Sound region thus far in 2026, the macro economic environment is continuously changing, primarily due to the pace of economic growth, inflation, changing interest rates, global trade tensions, tariffs, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters, and trade issues that have resulted in economic uncertainty.
Construction, land and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing these loans are primarily located in the Puget Sound region and are comprised of both residential and commercial properties, including owner occupied properties and investor properties. As of March 31, 2026, construction, land and land development loans included $138.2 million in commercial construction loans, $34.2 million in residential construction loans, $41.8 million in other construction, land and land development loans and $20.6 million in undeveloped land loans, compared to $124.9 million in commercial construction loans, $37.4 million in residential construction loans, $20.7 million in undeveloped land loans, and $39.1 million in other construction, land and land development loans as of December 31, 2025.
Residential Real Estate Loans. Our one-to-four family residential real estate loans decreased $1.1 million, or 0.2%, to $465.2 million as of March 31, 2026, from $466.4 million as of December 31, 2025, due to a decrease of $3.1 million in community bank loans, partially offset by an increase of $2.0 million in CCBX loans.
As of March 31, 2026, there were $266.0 million in CCBX home equity loans included in residential real estate, compared to $264.1 million at December 31, 2025. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card. These are first, second and third lien residential loans and require 18 months of home ownership for non-owner occupied. Term lengths are up to 30 years and lines range from $5,000 to $400,000. We sold $249.4 million in CCBX residential real estate loans year to date as of March 31, 2026.
In the past, we have purchased residential mortgages originated through other financial institutions to hold for investment for purposes of diversifying our residential mortgage loan portfolio, meeting certain regulatory requirements and increasing our interest income. We last purchased residential mortgage loans in 2018. As of March 31, 2026 and December 31, 2025, we held $4.4 million and $4.4 million, respectively in purchased residential real estate mortgage loans. These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit, and compliance departments conducted an independent review of each underlying loan that includes re-underwriting each of these loans to our credit and compliance standards.
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
Commercial Real Estate Loans. Commercial real estate loans increased $14.7 million, or 1.1%, to $1.30 billion as of March 31, 2026, from $1.29 billion as of December 31, 2025.

We are committed to growing the community bank portfolio in the Puget Sound region. We actively seek commercial real estate loans in our markets and our lenders are experienced in competing for these loans and managing these relationships.
We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multi-family residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, low rise office buildings, mixed-use residential and commercial, and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10 to 25 year period with balloon payments due at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates. At March 31, 2026, approximately 33.3% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 33.6% of our loan portfolio at March 31, 2026 and are a large source of revenue. As of March 31, 2026, we held $15.4 million in purchased commercial real estate loans, compared to $15.5 million at December 31, 2025. Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans, and remains diligent in communicating and proactively working with borrowers to help mitigate potential credit deterioration.
Consumer and Other. Consumer and other loans increased $103.6 million, or 7.8%, to $1.43 billion, from $1.33 billion as of December 31, 2025, primarily as a result of growth in CCBX loans originated through our partners. We sold $2.60 billion in CCBX credit cards loans and $96.7 million in CCBX consumer and other loans year to date as of March 31, 2026. We expect that we will continue to sell CCBX loans as part of our on-going strategy to manage the loan portfolio and credit quality.
CCBX consumer loans totaled $1.42 billion as of March 31, 2026, compared to $1.31 billion at December 31, 2025. CCBX consumer loans include installment loans, credit cards, lines of credit and other loans. CCBX consumer loans include cash secured and unsecured consumer loans, loan products designed to help consumers build credit, lines of credit, credit cards, other loans and overdrafts. Consumer credit cards are open-ended and have interest rates ranging from a promotional rate of 0.00% to the maximum rate allowable by state. For short-term consumer loans, both secured and unsecured options are available and typically have fully-amortizing terms ranging from two months to six years. Interest rates can be fixed or variable up to the maximum allowable rate by state.
Our community bank consumer and other loans totaled $11.6 million as of March 31, 2026, compared to $14.1 million at December 31, 2025 and are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans.
Industry Exposure and Categories of Loans
We have a diversified loan portfolio, representing a wide variety of industries. Our major categories of loans are commercial real estate, consumer and other loans, residential real estate, commercial and industrial, and construction, land and land development loans. Together they represent $3.87 billion in outstanding loan balances. When combined with $2.59 billion in unused commitments the total of these categories is $6.45 billion. However, total exposure on CCBX loans is subject to portfolio and partner maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.

The following table summarizes our community bank loan commitments by industry for our commercial real estate portfolio as of March 31, 2026:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitments	% of Total Loans (Outstanding Balance & Available Commitments)	Average Loan Balance	Number of Loans
Community bank commercial real estate loans
Apartments	$357,711	$13,442	$371,153	5.7%	$3,726	96
Hotel/Motel	178,339	862	179,201	2.8	7,134	25
Convenience Store	143,092	3,345	146,437	2.3	2,236	64
Warehouse	100,075	250	100,325	1.5	1,853	54
Retail	97,447	427	97,874	1.5	1,071	91
Mixed use	95,791	6,498	102,289	1.6	1,076	89
Office	84,678	4,216	88,894	1.4	1,045	81
Mini Storage	79,326	303	79,629	1.2	4,407	18
Strip Mall	42,779	—	42,779	0.7	6,111	7
Manufacturing	32,139	1,195	33,334	0.5	1,286	25
Groups < 0.50% of total	89,170	4,880	94,050	1.5	1,173	76
Total	$1,300,547	$35,418	$1,335,965	20.7%	$2,078	626
As illustrated in the table below, our CCBX partners originate a large number of mostly smaller dollar loans, resulting in an average consumer loan balance between CCBX and our community bank of just $700. The following table summarizes our loan commitments by category for our consumer and other loan portfolio as of March 31, 2026:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments (1)	Total Outstanding Balance & Available Commitments (1)	% of Total Loans (Outstanding Balance & Available Commitments)	Average Loan Balance	Number of Loans
CCBX consumer loans
Credit cards	$693,485	$1,008,183	$1,701,668	26.4%	$1.5	456,317
Installment loans	669,544	35,963	705,507	10.9	0.7	1,026,896
Lines of credit	29,956	26,968	56,924	0.9	0.1	303,549
Other loans	27,443	—	27,443	0.4	0.1	297,989
Community bank consumer loans
Installment loans	1,088	5	1,093	0.0	43.5	25
Lines of credit	163	387	550	0.0	5.3	31
Other loans	10,336	3,000	13,336	0.2	28.2	366
Total	$1,432,015	$1,074,506	$2,506,521	38.8%	$0.7	2,085,173
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.

The following table summarizes our loan commitments by category for our residential real estate portfolio as of March 31, 2026:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX residential real estate loans
Home equity lines of credit	$266,037	$661,716	$927,753	14.4%	$23	11,336
Community bank residential real estate loans
Closed end, secured by first liens	156,550	546	157,096	2.4	293	293
Home equity lines of credit	32,962	49,812	82,774	1.3	257	257
Closed end, second liens	9,673	1,605	11,278	0.2	28	28
Total	$465,222	$713,679	$1,178,901	18.3%	$39	11,914
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our loan commitments by industry for our commercial and industrial loan portfolio as of March 31, 2026:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments (1)	Total Outstanding Balance & Available Commitments (1)	% of Total Loans (Outstanding Balance & Available Commitments)	Average Loan Balance	Number of Loans
CCBX C&I loans
Capital call lines	$176,384	$573,832	$750,216	11.6%	$1,446	122
Retail and other loans	21,792	34,620	56,412	0.9	9	2,332
Community bank C&I loans
Financial institutions	102,025	—	102,025	1.6	4,251	24
Construction/Contractor services	32,716	30,889	63,605	1.0	186	176
Medical / Dental / Other care	5,387	282	5,669	0.1	449	12
Transportation	4,302	31	4,333	0.1	615	7
Manufacturing	4,144	4,007	8,151	0.1	115	36
Groups < 0.10% of total	87,029	29,605	116,634	1.8	418	208
Total	$433,779	$673,266	$1,107,045	17.2%	$149	2,917
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.

The following table details our community bank loan commitments by category for our construction, land and land development loan portfolio as of March 31, 2026:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitments	% of Total Loans (Outstanding Balance & Available Commitments)	Average Loan Balance	Number of Loans
Community bank construction, land and land development loans
Commercial construction	$138,232	$35,954	$174,186	2.7%	$9,215	15
Residential construction	34,241	42,322	76,563	1.2	1,105	31
Land development	22,950	11,316	34,266	0.5	2,295	10
Undeveloped land loans	20,633	—	20,633	0.3	1,376	15
Developed land loans	18,855	420	19,275	0.3	1,178	16
Total	$234,911	$90,012	$324,923	5.0%	$2,700	87
Nonperforming Assets
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by applicable regulations. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. Consumer loans originated through CCBX lending partners may continue to accrue interest beyond 90 days past due. Installment (closed-end) loans generally continue to accrue until 120 days past due while revolving (open-end) loans generally continue to accrue until 180 days past due. These consumer loans are reported out as substandard loans, 90+ days past due and still accruing. As a result of the type of loans (primarily consumer loans) originated through our CCBX partners, we anticipate that balances 90 days past due or more and still accruing will increase as those loans grow. Additionally, some CCBX partners have instituted a collection practice that places certain loans on nonaccrual status to improve collectability. As of March 31, 2026, $22.3 million in CCBX nonaccrual loans were less than 90 days past due.
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
We had $67.6 million in nonperforming assets as of March 31, 2026, compared to $64.1 million as of December 31, 2025. This includes $35.2 million in CCBX loans more than 90 days past due and still accruing interest as of March 31, 2026, compared to $33.1 million at December 31, 2025. All of our nonperforming assets were nonperforming loans as of March 31, 2026 and December 31, 2025. Our accruing loans past due 90 days or more increased $2.1 million and our CCBX nonaccrual loans increased $3.2 million primarily as a result of a collection practice employed by certain CCBX partners that places specific loans on nonaccrual status to enhance collectability, $22.3 million of these loans are less than 90 days past due as of March 31, 2026. Additionally, there was a decrease in community bank nonaccrual loans of $1.7 million during the three months ended March 31, 2026. Our nonperforming loans to loans receivable ratio was 1.75% at March 31, 2026, compared to 1.71% at December 31, 2025.
Our community bank credit quality remains strong, as demonstrated by the low level of community bank nonperforming loans to total loans receivable of 0.13% as of March 31, 2026. CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses, when accruing consumer loans originated through CCBX partners are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards). CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio.
The following table presents information regarding nonperforming assets at the dates indicated:

(dollars in thousands; unaudited)	March 31, 2026	December 31, 2025
Nonaccrual loans:
Commercial and industrial loans	$251	$2,278
Real estate loans:
Residential real estate	314	38
Commercial real estate	4,344	4,344
Consumer and other loans:
Credit cards	24,497	21,433
Other consumer and other loans	3,015	2,875
Total nonaccrual loans	32,421	30,968
Accruing loans past due 90 days or more:
Commercial & industrial loans	604	654
Real estate loans:
Residential real estate loans	2,241	1,961
Consumer and other loans:
Credit cards	24,149	22,536
Other consumer and other loans	8,205	7,993
Total accruing loans past due 90 days or more	35,199	33,144
Total nonperforming loans	67,620	64,112
Real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$67,620	$64,112
Total nonaccrual loans to loans receivable	0.84%	0.83%
Total nonperforming loans to loans receivable	1.75%	1.71%
Total nonperforming assets to total assets	1.19%	1.35%

The following tables detail nonperforming assets by segment which are included in the total nonperforming assets table above:

Community Bank	As of
(dollars in thousands; unaudited)	March 31, 2026	December 31, 2025
Nonaccrual loans:
Commercial and industrial loans	$170	$2,151
Real estate:
Residential real estate	314	38
Commercial real estate	4,344	4,344
Total nonaccrual loans	4,828	6,533
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	—	—
Total nonperforming loans	4,828	6,533
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$4,828	$6,533
Total nonperforming community bank loans to total loans receivable	0.13%	0.17%

CCBX	As of
(dollars in thousands; unaudited)	March 31, 2026	December 31, 2025
Nonaccrual loans:
Commercial and industrial loans:
All other commercial & industrial loans	$81	$127
Consumer and other loans:
Credit cards	24,497	21,433
Other consumer and other loans	3,015	2,875
Total nonaccrual loans	27,593	24,435
Accruing loans past due 90 days or more:
Commercial & industrial loans	604	654
Real estate loans:
Residential real estate loans	2,241	1,961
Consumer and other loans:
Credit cards	24,149	22,536
Other consumer and other loans	8,205	7,993
Total accruing loans past due 90 days or more	35,199	33,144
Total nonperforming loans	62,792	57,579
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$62,792	$57,579
Total nonperforming CCBX loans to total loans receivable	1.63%	1.54%
As of March 31, 2026, $60.9 million of the $62.8 million in nonperforming CCBX loans were covered by CCBX partner credit enhancements. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses. Under the agreement, the CCBX partner will indemnify or reimburse the Bank for its loss/charge-off on these loans.
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
As of March 31, 2026, the allowance for credit losses totaled $172.4 million, or 4.47% of total loans. As of December 31, 2025, the allowance for credit losses totaled $169.5 million, or 4.52% of total loans.
The increase in the Company’s allowance for credit losses for the three months ended March 31, 2026 compared to December 31, 2025, is largely related to loan growth, however improved performance in the CCBX portfolio helped moderate the level of increase. During the three months ended March 31, 2026, a $51.9 million provision for credit losses on loans was recorded for CCBX partner loans. In general, CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. The factors used in management’s analysis for community bank credit losses indicated that a provision recapture for credit losses on loans of $542,000 was needed for the three months ended March 31, 2026, largely due to a change in the mix of community bank loans. The macro economic environment is continuously changing, primarily due to the pace of economic growth, inflation, changing interest rates, global trade tensions, tariffs, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters, and trade issues that have resulted in economic uncertainty. As described above, CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses.
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

The credit enhancement asset is an amount due from CCBX partners related to losses in the loan portfolio. It is determined by the provision for credit and other losses, such as fraud, and increases due to credit loss recoveries, which is ultimately reduced as partners reimburse for incurred losses. Identified below is the portion of incurred losses that are pending settlement with partners as of each period indicated. The CCBX provision for credit losses and CCBX net charge-offs include partner accounts that are not covered by credit enhancement, therefore those items are included on a separate line item to reflect the exclusion from the credit enhancement asset. At March 31, 2026 the Company was responsible for credit losses on approximately 5% of a $324.0 million CCBX loan portfolio and represented $22.0 million in loans. The table below shows the activity in the credit enhancement asset for the periods indicated:

	As of or for the Three Months Ended March 31,
(dollars in thousands)	2026	2025
Credit enhancement at beginning of period	177,657	181,890
CCBX Provision for credit losses - loans	52,563	54,319
CCBX Provision for credit losses - unfunded commitments	(886)	171
Credit losses settled with partner during period	(54,521)	(53,682)
Credit recoveries settled with partner during period	4,933	5,479
Net change in pending partner settlements	1,063	(5,034)
Net (provision) charge-offs without credit enhancement	(222)	234
Credit enhancement at end of period	180,587	183,377
Many CCBX partners also pledge a cash reserve account at the Bank as collateral for loss exposure which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Credit losses and recoveries typically flow through the cash reserve account. These cash reserve accounts are included in total deposits on the balance sheet. Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses by indemnifying or reimbursing incurred credit and fraud losses, if our partner is unable to fulfill their contracted obligation then the Bank would be exposed to additional loan and deposit losses if the cash flows on the loans were not sufficient to fund the reimbursement of loan losses, as a result of this counterparty risk. If a CCBX partner does not replenish their cash reserve account the Bank may consider an alternative plan for funding the cash reserve, such as adjusting the funding amounts or timelines to better align with the partner's specific situation. If a mutually agreeable funding plan is not achieved then the Bank could declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. In the event of a partner default, the Bank would evaluate any remaining credit enhancement asset associated with that partner to determine whether a write-off is appropriate. If a write-off occurs, the Bank would retain the full yield and any fee income on the loan portfolio going forward, and our BaaS loan expense would decrease once default occurs and payments to the CCBX partner are stopped.
The following table presents, as of and for the periods indicated, net charge-off information by segment:

	Three Months Ended
	March 31, 2026			March 31, 2025
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$2	$54,521	$54,523	$4	$53,682	$53,686
Gross recoveries	(3)	(4,933)	(4,936)	(7)	(5,479)	(5,486)
Net charge-offs (recoveries)	$(1)	$49,588	$49,587	$(3)	$48,203	$48,200
Net charge-offs to average loans (1)	0.00%	10.46%	5.18%	0.00%	11.99%	5.57%
% of CCBX net charge-offs covered by credit enhancement		97.9%			97.8%
(1)Annualized calculations shown for periods presented.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of or for the Three Months Ended March 31,
(dollars in thousands; unaudited)	2026	2025
Allowance at beginning of period	$169,530	$176,994
Provision for credit losses	52,484	54,384
Charge-offs:
Commercial and industrial loans	1,146	1,907
Residential real estate	705	1,605
Consumer and other	52,672	50,174
Total charge-offs	54,523	53,686
Recoveries:
Commercial and industrial loans	162	356
Residential real estate	12	2
Commercial real estate	—	4
Consumer and other	4,762	5,124
Total recoveries	4,936	5,486
Net charge-offs	49,587	48,200
Allowance at end of period	$172,427	$183,178
Allowance for credit losses to nonaccrual loans	531.84%	899.74%
Allowance to nonperforming loans	254.99%	324.97%
Allowance to loans receivable	4.47%	5.21%

The allowance for credit losses to nonaccrual loans ratio decreased as of March 31, 2026, compared to March 31, 2025, primarily as a result of an increase in nonaccrual loans of $12.1 million, largely due to an increase in CCBX nonaccrual loans as a result of a collection practice that certain CCBX partners employ that places specific loans on nonaccrual status to enhance collectability, combined with a $4.6 million increase in nonaccrual community bank loans.
The allowance for credit losses increased $2.9 million as of March 31, 2026 compared to December 31, 2025 largely due to lower loss historical rates and a change in loan mix. Agreements with our CCBX partners provide for a credit enhancement which protects the Bank by indemnifying or reimbursing incurred losses. CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio. Net charge-offs on CCBX loans for the three months ended March 31, 2026 that were covered by credit enhancements were $48.6 million. At March 31, 2026, the allowance for credit losses for CCBX partner loans totaled $154.3 million, compared to $151.3 million at December 31, 2025.
The following table presents the loans receivable and allowance for credit losses by segment for the periods indicated:

	As of March 31, 2026			As of December 31, 2025
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Loans receivable	$1,975,255	$1,884,124	$3,859,379	$1,941,979	$1,807,552	$3,749,531
Allowance for credit losses	(18,153)	(154,274)	(172,427)	(18,231)	(151,299)	(169,530)
Allowance for credit losses to total loans receivable	0.92%	8.19%	4.47%	0.94%	8.37%	4.52%
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

	At
	March 31, 2026		December 31, 2025
(dollars in thousands)	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans
Commercial and industrial loans	$7,728	11.3%	$8,757	12.1%
Real estate loans:
Construction, land and land development loans	6,101	6.1	6,580	5.9
Residential real estate loans	8,498	12.0	11,100	12.4
Commercial real estate loans	6,010	33.6	5,496	34.2
Consumer and other loans	144,090	37.0	137,597	35.4
Total allowance for credit losses	$172,427		$169,530
Securities
We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits, for CRA purposes or other business purposes. At March 31, 2026, our securities portfolio was invested in U.S. Agency collateralized mortgage obligations and U.S. Agency residential mortgage-backed securities for Community Reinvestment Act ("CRA") purposes. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At March 31, 2026, our loan-to-deposit ratio was 79.0%, due to the significant deposit growth during the quarter. Securities represented 0.8% of total assets as of March 31, 2026, compared to 1.0% at December 31, 2025. When our securities portfolio represents less than 5% of assets we focus on liquid securities. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we may invest excess funds to provide a higher return.
As of March 31, 2026, the amortized cost of our investment securities totaled $46.2 million, a decrease of $2.1 million, or 4.3%, compared to $48.2 million as of December 31, 2025. The decrease in the securities portfolio was due to principal paydowns during the three months ended March 31, 2026.
Our investment portfolio consists of only $28,000 in securities classified as available-for-sale ("AFS") and $46.1 million in held-to-maturity securities for CRA purposes. The carrying values of our investment securities classified as AFS are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. As of March 31, 2026 and December 31, 2025 our AFS portfolio had an unrealized loss of $1,000.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of March 31, 2026		As of December 31, 2025
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Agency collateralized mortgage obligations	$29	$28	$30	$29
Total available-for-sale securities	29	28	30	29
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	46,141	46,383	48,218	48,713
Total held-to-maturity securities	46,141	46,383	48,218	48,713
Total investment securities	$46,170	$46,411	$48,248	$48,742
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
•The Company had a $1.8 million and $2.2 million equity interest in a specialized bank technology company as of the quarters ended March 31, 2026 and 2025, respectively.
•The Company had a $350,000 equity interest in a technology company as of the quarters ended March 31, 2026 and 2025.
•The Company had a $500,000 equity interest in financial technology company as of the quarter ended March 31, 2026. This was a new equity investment, so there was no equity interest at March 31, 2025.
•The Company had a $42,000 and $47,000 equity interest in a technology company as of the quarters ended March 31, 2026 and 2025, respectively.
The following table shows the activity in equity investments without a readily determinable fair value for the dates shown:

	For the Three Months Ended March 31,
(dollars in thousands; unaudited)	2026	2025
Carrying value, beginning of period	$2,171	$2,619
Purchases	500	—
Observable price change	—	—
Carrying value, end of period	$2,671	$2,619
We invest in investment funds that are accelerating technology adoption by banks. These equity investments are held at fair value as reported by the funds. During the three months ended March 31, 2026, we had a net capital investment of $90,000 with investment funds designed to help accelerate technology adoption at banks, and recognized net earnings of $110,000, resulting in an equity interest of $1.7 million at March 31, 2026. The Company has committed up to $1.0 million in capital for these investment funds, however, the Company is not obligated to fund these commitments prior to a capital call.

The following table shows the activity in investment funds for the dates shown:

	For the Three Months Ended March 31,
(dollars in thousands; unaudited)	2026	2025
Carrying value, beginning of period	$1,500	$910
Purchases/capital calls/capital returns, net	90	12
Net change recognized in earnings	110	17
Carrying value, end of period	$1,700	$939
Other Assets
Deferred tax assets, net was zero as we moved to a deferred tax liability, net during 2025 largely due to the impact of the OBBBA, which permits the immediate expense of R&D costs for tax purposes. Other assets decreased $1.6 million to $18.7 million as of March 31, 2026, compared to December 31, 2025.
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
Total deposits as of March 31, 2026 were $5.04 billion, an increase of $897.0 million, or 21.6%, compared to $4.14 billion as of December 31, 2025. The increase in deposits was due to an increase of $910.4 million in CCBX deposits largely driven largely by new CCBX partner growth. Management expects the newly added deposits to moderate and level out during the second quarter of 2026. Core deposits ended the quarter at $5.03 billion compared to $4.13 billion at December 31, 2025. We define core deposits as all deposits except time deposits and brokered deposits. Our cost of deposits was 1.46% for the community bank and 3.17% for CCBX for the three months ended March 31, 2026. Additionally, as of March 31, 2026 there was $2.81 billion in CCBX deposits that were swept off balance sheet for increased FDIC insurance coverage and liquidity purposes. Amounts in excess of FDIC insurance coverage are swept off-balance sheet, using a third-party facilitator/vendor sweep product, to participating financial institutions. These swept deposits generated fee income of $710,000 for the quarter ended March 31, 2026.
Included in total deposits is $3.47 billion in CCBX deposits, an increase of $910.4 million, or 35.6%, compared to $2.56 billion as of December 31, 2025. CCBX customer deposit relationships include deposits with CCBX end customers, as well as partner operating and non-operating deposit accounts. The deposits from our CCBX segment are generally classified as interest bearing demand and money market accounts.
Total noninterest bearing deposits as of March 31, 2026 were $579.2 million, a decrease of $455,000, or 0.1%, compared to $579.6 million as of December 31, 2025. Noninterest bearing deposits represent 11.5% and 14.0% of total deposits for March 31, 2026 and December 31, 2025, respectively. Community bank noninterest bearing deposits totaled $501.3 million and $493.0 million at March 31, 2026 and December 31, 2025, respectively.
Total interest bearing balances, excluding time deposits, as of March 31, 2026 were $4.45 billion, an increase of $897.5 million, or 25.3%, compared to $3.55 billion as of December 31, 2025. The $897.5 million increase is primarily due to an increase of $910.4 million in CCBX deposits, partially offset by a decrease in community bank interest bearing deposits of $21.6 million. The increase in CCBX deposits is largely due to new CCBX partner relationships. The newly added deposits are expected to moderate and level out during the second quarter of 2026. The decrease in community bank deposits is a result of deposit growth and normal balance fluctuations. Included in total deposits is $462.5 million in IntraFi network interest bearing demand and money market sweep accounts as of March 31, 2026, which provides our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.
Total time deposit balances as of March 31, 2026 were $12.2 million, a decrease of $91,000, or 0.7%, from $12.3 million as of December 31, 2025. The decrease is largely due to our focus on core deposits and letting higher rate time deposits run off as they mature. We have seen competitors increase rates on time deposits, and have not globally matched their rates in response as we focus on growing and retaining less costly core deposits.
The following table sets forth deposit balances at the dates indicated:

	As of March 31, 2026		As of December 31, 2025
(dollars in thousands; unaudited)	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
Demand, noninterest bearing	$579,161	11.5%	$579,616	14.0%
Interest bearing demand and money market	4,128,511	81.9	3,450,679	83.2
Savings	321,295	6.4	101,616	2.5
Total core deposits	5,028,967	99.8	4,131,911	99.7
Other deposits	1	—	1	—
Time deposits less than $250,000	8,121	0.1	8,229	0.2
Time deposits $250,000 and over	4,075	0.1	4,058	0.1
Total	$5,041,164	100.0%	$4,144,199	100.0%
Cost of deposits (1)	2.56%		2.74%
(1)Cost of deposits is annualized for the three months ended for each period presented.
The following tables detail the deposits for the segments which are included in the total deposit portfolio table above:

Community Bank	As of
	March 31, 2026		December 31, 2025
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$501,271	31.9%	$492,968	31.1%
Interest bearing demand and money market	1,006,623	64.0	1,024,798	64.6
Savings	52,851	3.3	56,305	3.5
Total core deposits	1,560,745	99.2	1,574,071	99.2
Other deposits	1	0.0	1	0.0
Time deposits less than $250,000	8,121	0.5	8,229	0.5
Time deposits $250,000 and over	4,075	0.3	4,058	0.3
Total community bank deposits	$1,572,942	100.0%	$1,586,359	100.0%
Cost of deposits(1)	1.46%		1.56%
(1)Cost of deposits is annualized for the three months ended for each period presented.

CCBX	As of
	March 31, 2026		December 31, 2025
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$77,890	2.3%	$86,648	3.4%
Interest bearing demand and money market	3,121,888	90.0	2,425,881	94.8
Savings	268,444	7.7	45,311	1.8
Total core deposits	3,468,222	100.0	2,557,840	100.0
Other deposits	—	—	—	—
Total CCBX deposits	$3,468,222	100.0%	$2,557,840	100.0%
Cost of deposits (1)	3.17%		3.52%
(1)Cost of deposits is annualized for the three months ended for each period presented.
The following table sets forth the Company’s time deposits of $250,000 or more by time remaining until maturity as of the dates indicated:

(dollars in thousands; unaudited)	As of March 31, 2026	As of December 31, 2025
Maturity Period:
Three months or less	$854	$1,240
Over three through six months	—	270
Over six through twelve months	2,235	1,568
Over twelve months	986	980
Total	$4,075	$4,058
Weighted average maturity of all time deposits (in years)	0.90	0.77
Average deposits for the three months ended March 31, 2026 were $4.38 billion, an increase of 18.1%, compared to $3.71 billion for the three months ended March 31, 2025. The increase in average deposits was primarily in interest bearing deposits. We expect deposits to increase with continued growth in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by branch managers, treasury service personnel and lenders.
The average rate paid on total deposits was 2.56% for the three months ended March 31, 2026, compared to 3.08% for the three months ended March 31, 2025. The average rate paid on interest bearing demand and money market accounts decreased 0.77% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The average rate paid on other deposits decreased 3.38% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The average rate paid on time deposits of less than $250,000 decreased 0.24% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The average rate paid on time deposits greater than $250,000 decreased 0.65% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The average rate paid on savings increased 2.30% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 as a result of an increase in CCBX savings deposit products. The overall lower average rate of 2.56% paid on interest bearing accounts in the three months ended March 31, 2026 compared to 3.08% for the three months ended March 31, 2025 is due to lower interest rates.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended March 31,
	2026		2025
(dollars in thousands; unaudited)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)
Demand, noninterest bearing	$585,211	0.00%	$543,784	0.00%
Interest bearing demand and money market	3,530,000	2.98	2,627,738	3.75
Savings	256,117	2.65	71,353	0.35
Other deposits	1	0.00	451,008	3.38
Time deposits less than $250,000	8,052	0.60	10,699	0.84
Time deposits $250,000 and over	4,065	2.49	5,586	3.14
Total deposits	$4,383,446	2.56%	$3,710,168	3.08%
(1)Annualized calculations shown for periods presented.
The ratio of average noninterest bearing deposits to average total deposits for the three months ended March 31, 2026 was 13.4% compared to 14.7% three months ended March 31, 2025.
Uninsured Deposits
The FDIC insures our deposits up to $250,000 per depositor, per insured bank for each account ownership category. Deposits that exceed insurance limits are uninsured. At March 31, 2026, deposits totaled $5.04 billion, of which total estimated uninsured deposits were $1.77 billion, or 35.1% of total deposits, compared to $641.3 million, or 15.5% of total deposits as of December 31, 2025. The increase in uninsured deposits is largely due to the timing of new partner deposits participating in sweep and reciprocal deposit networks. Management expects uninsured deposits to return to more typical levels in the second quarter of 2026. The Bank is using reciprocal deposits to provide many of our customers with fully insured deposits through an exchange of deposits with other financial institutions.
Estimated uninsured time deposits totaled $1.6 million as of March 31, 2026. The table below shows the estimated uninsured time deposits, by account, for the maturity periods indicated:

(dollars in thousands; unaudited)	As of March 31, 2026
Maturity Period:
Three months or less	$104
Over three through six months	—
Over six through twelve months	1,235
Over twelve months	236
Total	$1,575
Borrowings
We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of March 31, 2026 and 2025, total borrowing capacity of $417.0 million and $475.5 million, respectively, was available under this arrangement. As of March 31, 2026 and 2025, Federal Reserve advances totaled zero.

Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of March 31, 2026 and 2025, we had borrowing capacity of $219.6 million and $186.8 million, respectively, with the FHLB. As of March 31, 2026 and 2025, FHLB advances totaled zero.
Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I (the “Trust”), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. Prior to June 30, 2023, the debentures bore interest at a rate per annum equal to the three-month LIBOR plus 2.10%. Beginning with rate adjustments subsequent to June 30, 2023, the rate is based off three-month CME Term SOFR plus a spread adjustment of 0.26% and margin of 2.10%. The effective rate as of March 31, 2026 and December 31, 2025 was 6.04% and 6.08%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture, subject to Federal Reserve approval. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.
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

Other Liabilities
Deferred tax liability, net increased to $803,000 as of March 31, 2026, largely due to the impact of the OBBBA, which permits the immediate expense of R&D costs for tax purposes.

Liquidity and Capital Resources
Liquidity Management
Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, and operational, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity management. Deposits obtained through our CCBX segment are a significant source of liquidity for us. If a relationship with a large CCBX partner terminates, the exit of those deposits could have an adverse impact on liquidity. Partner program agreements govern the relationship and are valid for a given period of time. Prior to exiting, the partner would need to provide us adequate notice as stipulated in the agreement that they were not going to renew the program agreement and intend to move the deposits. The movement to an alternate BaaS provider is cumbersome and would be over a period of time, which would allow us the opportunity to put alternate liquidity in place; those options are more fully discussed below. As of March 31, 2026, we had three partners with deposits that together represent 48.2% of total deposits. Management expects these partner balances to decline during the second quarter of 2026 and then normalize.
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
The Company has pledged loans and securities totaling $933.6 million and $939.8 million at March 31, 2026 and December 31, 2025, respectively, for borrowing lines at the FHLB and FRB. The Bank had the ability and capacity to borrow up to $636.6 million from FHLB and the FRB discount window at March 31, 2026. There were no borrowings taken for funding under these facilities during the three months ended March 31, 2026 so the Bank has the maximum borrowing capacity in the event of a liquidity emergency.
The Bank’s current liquidity position is supported by liquid assets (cash and investments on the balance sheet), liabilities (capacity to borrow funds the same day) and alternative sources of funds including the capacity to borrow up to $636.6 million from FHLB, the FRB discount window, on a same day basis and a $50.0 million line of credit with a banker’s bank. Cash on the balance sheet and borrowing capacity totaled $2.18 billion and represented 43.3% of total deposits and significantly exceeded the $1.77 billion in uninsured deposits as of March 31, 2026. The board of directors and management is cognizant of the risk of uninsured deposits and has used fully insured IntraFi Network reciprocal deposits to reduce uninsured deposit. Fully insured IntraFi network reciprocal deposits totaled $462.5 million and $460.3 million at March 31, 2026 and December 31, 2025, respectively. Uninsured deposits totaled $1.77 billion at March 31, 2026 and totaled $641.3 million at December 31, 2025. The increase in uninsured deposits is largely due to the timing of new partner deposits participating in sweep and reciprocal deposit networks. Management expects uninsured deposits to return to more typical levels in the second quarter.
The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs. During the quarter ended December 31, 2024, the Company completed a public offering of 1,380,000 shares of its common stock at a price to the public of $71.00 per share. Gross proceeds from the offering of $98.0 million, before deducting underwriting discounts and offering expenses, will be used for general corporate purposes, including, without limitation, to support investment opportunities and the Bank’s growth. A total of $50.0 million of those proceeds were contributed to the Bank in 2024, and the balance of the amount was retained in cash at the Company level. The Company currently holds $40.2 million in cash for debt servicing and operating purposes. In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs.
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
As of March 31, 2026, and December 31, 2025, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized" for purposes of the Federal Reserve's prompt corrective action regulations. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on our level of earnings; however, the capital raise completed in December 2024 strengthened our regulatory capital levels. We expect to monitor and control growth in order to remain in compliance with all regulatory capital standards applicable to us. In addition, the Company maintains an effective registration statement on Form S-3 with the Securities and Exchange Commission which allows the Company to raise additional capital in an amount up to $102.0 million. The Company raised $98.0 million in December 2024.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes(1)		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
(dollars in thousands; unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Tier 1 Leverage Capital (to average assets)
Company	$502,823	10.09%	$199,333	4.00%	N/A	N/A
Bank Only	502,892	10.10%	199,184	4.00%	248,980	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	499,323	12.08%	186,001	4.50%	N/A	N/A
Bank Only	502,892	12.19%	185,678	4.50%	268,201	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	502,823	12.17%	248,001	6.00%	N/A	N/A
Bank Only	502,892	12.19%	247,570	6.00%	330,094	8.00%
Total Capital (to risk-weighted assets)
Company	601,036	14.54%	330,668	8.00%	N/A	N/A
Bank Only	556,016	13.48%	330,094	8.00%	412,617	10.00%
December 31, 2025
Tier 1 Leverage Capital (to average assets)
Company	$489,918	10.62%	$184,550	4.00%	N/A	N/A
Bank Only	488,585	10.60%	184,383	4.00%	230,478	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	486,418	12.43%	176,156	4.50%	N/A	N/A
Bank Only	488,585	12.50%	175,886	4.50%	254,057	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	489,918	12.52%	234,875	6.00%	N/A	N/A
Bank Only	488,585	12.50%	234,514	6.00%	312,685	8.00%
Total Capital (to risk-weighted assets)
Company	585,410	14.95%	313,166	8.00%	N/A	N/A
Bank Only	539,004	13.79%	312,685	8.00%	390,857	10.00%
(1)Presents the minimum capital adequacy requirements that apply to the Bank (excluding the capital conservation buffer) and the Company. The capital conservation buffer is an additional 2.5% of the amount necessary to meet the minimum risk-based capital requirements for total, tier 1, and common equity tier 1 risk-based capital.

Material Cash Requirements and Capital Resources
The following table provides the material cash requirements from known contractual and other obligations as of March 31, 2026:

		Payments Due by Period
(dollars in thousands; unaudited)	Total	Less than 1 Year	Over 1 year	Other (1)
Cash requirements
Time deposits	$12,196	$9,235	$2,961	$—
Subordinated notes	45,000	—	45,000	—
Junior subordinated debentures	3,609	—	3,609	—
Deferred compensation plans	285	78	207	—
Operating and finance leases	5,128	1,079	4,049	—
Non-maturity deposits	5,028,967	—	—	5,028,967
Equity investment commitment	1,035	1,035	—	—
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
As of March 31, 2026 we had $2.59 billion in commitments to extend credit, compared to $2.31 billion as of December 31, 2025. The $278.8 million increase is largely attributed to a $188.7 million increase in credit cards, related to CCBX loans, a $29.2 million increase in residential real estate commitments, related to CCBX loans, a decrease of $2.0 million in consumer and other loan commitments, related to CCBX consumer loans, and a $10.9 million increase in commercial construction loans, partially offset by a $54.7 million increase in commercial and industrial capital call line commitments.

The following table presents commitments associated with outstanding commitments to extend credit, standby and commercial letters of credit and equity investment commitments as of the periods indicated:

(dollars in thousands; unaudited)	As of March 31, 2026	As of December 31, 2025
Commitments to extend credit:
Commercial and industrial loans	$99,434	$90,281
Commercial and industrial loans – capital call lines	573,832	519,135
Construction – commercial real estate loans	47,691	58,562
Construction – residential real estate loans	42,321	39,676
Residential real estate loans	713,679	684,485
Commercial real estate loans	35,418	28,108
Credit cards	1,008,183	819,495
Consumer and other loans	66,323	68,302
Total commitments to extend credit	$2,586,881	$2,308,044
Standby letters of credit	$2,224	$1,042
Equity investment commitment	$1,035	$1,125
We have portfolio limits with each of our partners to manage loan concentration risk, liquidity risk and counter-party partner risk. For example, as of March 31, 2026, capital call lines outstanding balance totaled $176.4 million, and while commitments totaled $573.8 million the commitments are cancelable, and are also limited to a maximum of $350.0 million by agreement with the partner. These limits allow us to manage portfolio concentrations with partners and by loan type.
The following table shows the CCBX maximum portfolio sizes by loan category as of March 31, 2026.

		As of March 31, 2026	As of December 31, 2025
(dollars in thousands; unaudited)	Type of Lending	Maximum Portfolio Size		Increase/(decrease)
Commercial and industrial loans:
Capital call lines	Business - Venture Capital	$350,000	$350,000	$—
All other commercial & industrial loans	Business - Small Business	512,975	515,589	(2,614)
Real estate loans:
Home equity lines of credit	Home Equity - Secured Credit Cards	450,000	400,000	50,000
Consumer and other loans:
Credit cards	Credit Cards - Primarily Consumer	1,125,000	900,000	225,000
Installment loans	Consumer	1,962,891	1,740,813	222,078
Other consumer and other loans	Consumer - Secured Credit Builder & Unsecured consumer	459,134	478,598	(19,464)
		$4,860,000	$4,385,000	$475,000
Total Existing Portfolio Size		$1,884,124	$1,603,577	$280,547
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer. As of March 31, 2026, $1.68 billion in commitments to extend credit are unconditionally cancelable, compared to $1.42 billion at December 31, 2025. The increase in unconditionally cancelable commitments is attributed to growth and a change in the mix of the CCBX loan portfolio. Commitments that are unconditionally cancelable allow us to better manage loan growth, credit concentrations and liquidity. We also limit CCBX partners to a maximum aggregate customer loan balance originated and held on our balance sheet, as shown in the table above.
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
Critical Accounting Policies
Our accounting policies are integral to understanding our results of operations. Our accounting policies are described in greater detail in “Note 1 - Description of Business and Summary of Significant Accounting Policies” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Significant Accounting Policies” of our Form 10-K. We have procedures and processes in place to facilitate making these judgments. Actual results in these areas could differ from management’s estimates. There have been no significant changes concerning our critical accounting policies as described in our Form 10-K except as indicated in Note 1 of the condensed consolidated financial statements included elsewhere in this report.
Selected Financial Data
The following table shows the Company’s key performance ratios for the periods indicated.

	Three Months Ended
(unaudited)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025

Return on average assets (1)	0.98%	1.09%	1.19%	0.99%	0.93%
Return on average equity (1)	9.80%	10.41%	11.52%	9.72%	8.91%
Yield on earnings assets (1)	9.38%	9.55%	9.80%	9.92%	10.32%
Yield on loans receivable (1)	10.76%	10.63%	10.95%	11.11%	11.33%
Cost of funds (1)	2.59%	2.77%	3.07%	3.13%	3.11%
Cost of deposits (1)	2.56%	2.74%	3.04%	3.10%	3.08%
Net interest margin (1)	7.00%	7.03%	7.00%	7.06%	7.48%
Noninterest expense to average assets (1)	6.78%	6.25%	6.13%	6.52%	6.87%
Noninterest income to average assets (1)	5.37%	5.04%	5.83%	3.82%	6.06%
Efficiency ratio	55.85%	52.75%	48.50%	60.98%	51.59%
Loans receivable to deposits (2)	79.02%	92.20%	94.32%	92.01%	93.89%
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

CCBX – BaaS Reporting Information
During the three months ended March 31, 2026 and 2025, $50.7 million and $53.6 million, respectively, were recognized in noninterest income BaaS credit enhancements related to the establishment of a credit enhancement asset for credit losses indemnified by our strategic partners and reserved for unfunded commitments for CCBX partner loans and deposits. Agreements with our CCBX partners provide for a credit enhancement provided by the partner which protects the Bank by indemnifying or reimbursing incurred losses. In accordance with accounting guidance, we estimate and record a provision for expected losses for these CCBX loans, unfunded commitments and negative deposit accounts. When the provision for credit losses - loans and provision for unfunded commitments is recorded, a credit enhancement asset is also recorded on the balance sheet through noninterest income (BaaS credit enhancements) in recognition of the CCBX partner legal commitment to indemnify or reimburse losses. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner or taken from the partner's cash reserve account. Agreements with our CCBX partners also provide protection to the Bank from fraud by indemnifying or reimbursing incurred fraud losses. BaaS fraud includes noncredit fraud losses on loans and deposits originated through partners. Fraud losses are recorded when incurred as losses in noninterest expense, and the enhancement received from the CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. CCBX partners bear most of the responsibility for credit and fraud losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio.
Many CCBX partners also pledge a cash reserve account at the Bank, which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses, if our partner is unable to fulfill their contractual obligation and if the cash flows on the loans were not sufficient to fund the reimbursement of loan losses, then the Bank would be exposed to additional loan and deposit losses as a result of this counterparty risk. If a CCBX partner does not replenish their cash reserve account, the Bank may consider an alternative plan for funding the cash reserve. This may involve the possibility of adjusting the funding amounts or timelines to better align with the partner's specific situation. If a mutually agreeable funding plan is not agreed to, the Bank could declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. In the event of a partner default, the Bank would evaluate any remaining credit enhancement asset associated with that partner to determine whether a write-off is appropriate. If a write-off occurs, the Bank would stop payments to the CCBX partner and retain the full yield and any fee income on the loan portfolio going forward, decreasing our BaaS loan expense.
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
The following table illustrates how CCBX partner loan income and expenses are recorded in the financial statements:

Loan income and related loan expense	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2026	March 31, 2025
BaaS loan interest income	$71,153	$67,855
Less: BaaS loan expense	36,940	32,507
Net BaaS loan income (2)	34,213	35,348
Net BaaS loan income divided by average BaaS loans (1)(2)	7.22%	8.79%
Yield on loans (1)	15.01%	16.88%
(1)Annualized calculations shown for periods presented.
(2)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
The increased activity of CCBX partners has resulted in increases in program fees and interest for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The following tables are a summary of the direct fees, expenses and interest components of BaaS for the periods indicated and are not inclusive of all income and expense related to BaaS.

Interest income	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2026	March 31, 2025
BaaS loan interest income	$71,153	$67,855
Total BaaS loan interest income	$71,153	$67,855

Interest expense	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2026	March 31, 2025
BaaS interest expense	$22,099	$21,581
Total BaaS interest expense	$22,099	$21,581

	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2026	March 31, 2025
BaaS program income:
Servicing and other BaaS fees	$2,623	$1,419
Transaction and interchange fees	5,873	3,833
Reimbursement of expenses	2,392	1,026
Total BaaS program income	10,888	6,278
BaaS indemnification income:
BaaS credit enhancements	50,744	53,648
BaaS fraud enhancements	3,059	1,993
BaaS indemnification income	53,803	55,641
Total noninterest BaaS income	$64,691	$61,919
Servicing and other BaaS fees increased $1,204,000 for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, while transaction and interchange fees increased $2.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. We expect servicing and other BaaS fees to decrease and transaction and interchange fees to increase as partner activity grows and contracted minimum fees are replaced with recurring fees, which exceed those minimum fees. Additionally, we expect reimbursement of expenses to increase as we continue to bill partners for incurred expenses.

	Three Months Ended
(dollars in thousands; unaudited)	March 31, 2026	March 31, 2025
BaaS loan and fraud expense:
BaaS loan expense	$36,940	$32,507
BaaS fraud expense	3,059	1,993
Total BaaS loan and fraud expense	$39,999	$34,500
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
Reconciliations of the GAAP and non-GAAP measures are presented in the following table.

	As of and for the Three Months Ended
(dollars in thousands; unaudited)	March 31, 2026	March 31, 2025
Net BaaS loan income divided by average CCBX loans:
CCBX loan yield (GAAP)(1)	15.01%	16.88%
Total average CCBX loans receivable	$1,922,586	$1,630,088
Interest and earned fee income on CCBX loans (GAAP)	71,153	67,855
BaaS loan expense	(36,940)	(32,507)
Net BaaS loan income	$34,213	$35,348
Net BaaS loan income divided by average CCBX loans (1)	7.22%	8.79%

CCBX net interest margin, net of BaaS loan expense:
CCBX net interest margin (1)	8.19%	9.72%
CCBX earning assets	2,831,286	2,184,869
Net interest income (GAAP)	57,210	52,359
Less: BaaS loan expense	(36,940)	(32,507)
Net interest income, net of BaaS loan expense	$20,270	$19,852
CCBX net interest margin, net of BaaS loan expense (1)	2.90%	3.68%
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
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decrease in current fair market values. Our objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. The FOMC lowered the Fed Funds target range of 4.25%-4.50% by 0.25% in the third quarter of 2025 and by 0.50% in the fourth quarter of 2025, bringing the top end of the target range to 3.75% as of the filing date of this Quarterly Report on Form 10-Q. The timing and magnitude of any future and potential rate changes, expected to be further rate cuts, remains uncertain but will likely be closely tied to future inflationary trends. The impact of this and any future increases or decreases will impact financial results.
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
The following table summarizes the simulated change in net interest income over a 12-month horizon as of the dates indicated:

(unaudited)
Change in Market Interest Rates	Twelve Month Projection As of March 31, 2026	Twelve Month Projection As of December 31, 2025
Static Balance Sheet and Rate Shifts
+400 basis points	5.2%	5.5%
+300 basis points	3.7%	3.9%
+200 basis points	2.5%	2.6%
+100 basis points	1.3%	1.3%
-100 basis points	(1.3)%	(1.2)%
-200 basis points	(3.2)%	(3.2)%
-300 basis points	(5.6)%	(5.5)%
-400 basis points	(14.0)%	(12.8)%

Dynamic Balance Sheet and Rate Shifts
+400 basis points	8.8%	7.4%
+300 basis points	6.3%	5.3%
+200 basis points	4.2%	3.5%
+100 basis points	2.1%	1.8%
-100 basis points	(2.0)%	(1.7)%
-200 basis points	(4.7)%	(3.7)%
-300 basis points	(8.0)%	(6.4)%
-400 basis points	(19.6)%	(17.7)%
The results illustrate that the Company’s static balance sheet continues to be asset sensitive, with the dynamic balance sheet displaying slightly more asset sensitivity due to most of the loan growth assumptions coming from fully adjustable-rate CCBX products. The community bank segment remains asset sensitive and performs better in an increasing interest rate environment. For the community bank, the loan portfolio is only approximately 20-25% adjustable rate, meaning the asset sensitivity is driven by the lower level of deposit repricing in rising rate environments. We have found that, historically, offering rates on these community bank deposits change more slowly than changes in short-term market rates. For the CCBX segment, the offering rates on the loan portfolio are modeled using partner contractual net yields which mostly adjust immediately with market shifts. For this CCBX portfolio, the offering rates on approximately 97% of loans and the majority of deposits fully reprice with changes in market rates. During 2025, one of the material CCBX lending partners contractual yields converted to an adjustable-rate product, causing the Company’s balance sheet to become slightly asset sensitive. As of March 31, 2026, the Company’s overall funding mix continues to be more heavily weighted towards the CCBX deposits, which are primarily adjustable-rate deposits and work to partially offset some of the asset sensitivity in the static model. The assumptions incorporated into the simulation model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact that fluctuations in market interest rates have on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions, the shape of the interest yield curve, and the application and timing of various assumptions and strategies.

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
Change in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.
Item 1A. Risk Factors
For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which are incorporated by reference herein. As of March 31, 2026, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2026.
The Company did not repurchase any of its equity securities during the three months ended March 31, 2026 and does not have any authorized share repurchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter months ended March 31, 2026, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	May 7, 2026	By:	/s/ Eric M. Sprink
Eric M. Sprink
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 7, 2026	By:	/s/ Brandon J. Soto
Brandon J. Soto
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)