Form 10-Q
period 2026-06-30
COASTAL FINANCIAL CORP
filed 2026-08-07
CIK 1437958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2026, there were 15,286,327 shares of the issuer’s common stock outstanding.

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

Factors that may affect our results are disclosed in “Item 1A. Risk Factors” in Part II of this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”). Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the recent volatility of our stock price; the difficult market conditions and unfavorable economic conditions and uncertainties in the markets in which we operate and in which our loans are concentrated, including declines in housing markets as a result of global macroeconomic and geopolitical events, an increase in unemployment levels and slowdowns in economic growth, conflicts in the Middle East and/or changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations; our expected future financial results; our ability to successfully execute on our strategy for our CCBX segment, CCBX partnerships and our efforts to optimize and strengthen our CCBX balance sheet; our ability to effectively evaluate and manage counterparty risk associated with CCBX partners; the overall health of the local and national real estate market; the impacts related to or resulting from bank failures and mergers and other economic and industry volatility, including potential increased regulatory requirements and costs and potential impacts to macroeconomic conditions; the credit risk associated with our loan portfolio, our level of nonperforming assets and the costs associated with resolving problem loans; business and economic conditions generally and in the financial services industry, nationally and within our market area, particularly in the markets in which we operate and in which our loans are concentrated; the impact on the Company’s operations due to epidemic illnesses, natural or man-made disasters, such as earthquakes, tsunamis, wildfires and flooding, the effects of regional or national civil unrest, wars and acts of terrorism, and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions; our ability to maintain an adequate level of allowance for credit losses; our ability to successfully manage liquidity risk; our ability to implement our growth strategy and manage costs effectively; the composition of our senior leadership team and our ability to attract and retain key personnel; our ability to raise additional capital to implement our business plan; changes in market interest rates and impacts of such changes on our profits and business; the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; interruptions involving our information technology and telecommunications systems or third-party servicers; our ability to maintain our reputation; increased competition in the financial services industry; regulatory guidance on commercial lending concentrations; our relationship with digital financial service providers; the effectiveness of our risk management framework; the costs and obligations associated with being a publicly traded company and other unanticipated costs that we may experience; the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject; the extensive regulatory framework that applies to us; the impact of recent and future legislative and regulatory changes and economic stimulus programs; and other changes in banking, securities and tax laws and regulations, and their application by our regulators; the impact on our operations due to epidemic illnesses, natural or man-made disasters, such as wildfires, the effects of regional or national civil unrest, and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions; fluctuations in the value of the securities held in our securities portfolio; governmental monetary and fiscal policies; material weaknesses in our internal control over financial reporting; and our success at managing the risks involved in the foregoing items.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands)

ASSETS
	June 30, 2026	December 31, 2025
Cash and due from banks	$48,088	$34,241
Interest earning deposits with other banks	960,360	702,729
Investment securities, available-for-sale, at fair value	27	29
Investment securities, held-to-maturity, at amortized cost	45,219	48,218
Other investments	14,177	12,837
Loans held for sale	107,838	71,216
Loans receivable	4,208,270	3,749,531
Allowance for credit losses	(213,724)	(169,530)
Total loans receivable, net	3,994,546	3,580,001
CCBX credit enhancement asset, net	154,346	177,657
CCBX receivable	28,134	23,047
Premises and equipment, net	25,736	29,325
Lease right-of-use assets	4,368	4,821
Accrued interest receivable	20,937	18,613
Bank-owned life insurance, net	14,199	13,910
Deferred tax asset, net	16,196	—
Intangible assets, net	4,207	4,536
Other assets	17,774	20,257
Total assets	$5,456,152	$4,741,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$4,861,898	$4,144,199
Subordinated debt, net
Principal amount $45,000 (less unamortized debt issuance costs of $482 and $557) at June 30, 2026 and December 31, 2025, respectively	44,518	44,443
Junior subordinated debentures, net
Principal amount $3,609 (less unamortized debt issuance costs of $15 and $16 at June 30, 2026 and December 31, 2025, respectively)	3,594	3,593
Deferred compensation	236	267
Accrued interest payable	2,178	1,435
Lease liabilities	4,522	4,984
CCBX payable	32,980	27,492
Deferred tax liability, net	—	853
Other liabilities	42,779	23,212
Total liabilities	4,992,705	4,250,478
Commitments and contingencies - See Note 11
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at June 30, 2026 and December 31, 2025; issued and outstanding: zero shares at June 30, 2026 and December 31, 2025	—	—
Common stock, no par value:
Authorized: 300,000,000 shares at June 30, 2026 and December 31, 2025; 15,280,689 shares at June 30, 2026 issued and outstanding and 15,140,192 shares at December 31, 2025 issued and outstanding	236,012	233,438
Retained earnings	227,436	257,522
Accumulated other comprehensive loss, net of tax	(1)	(1)
Total shareholders’ equity	463,447	490,959
Total liabilities and shareholders’ equity	$5,456,152	$4,741,437

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$111,097	$98,867	$213,984	$197,014
Interest on interest earning deposits with other banks	6,607	8,085	14,735	14,155
Interest on investment securities	612	626	1,234	1,276
Dividends on other investments	238	219	282	259
Total interest income	118,554	107,797	230,235	212,704
INTEREST EXPENSE
Interest on deposits	28,043	30,400	55,713	58,585
Interest on borrowed funds	1,144	660	1,798	1,320
Total interest expense	29,187	31,060	57,511	59,905
Net interest income	89,367	76,737	172,724	152,799
PROVISION FOR CREDIT LOSSES	92,157	32,211	143,555	87,992
Net interest income (expense) after provision for credit losses	(2,790)	44,526	29,169	64,807
NONINTEREST INCOME
Service charges and fees	1,016	913	1,866	1,773
Unrealized gain (loss) on equity securities, net	(25)	(439)	101	(423)
Other income	667	496	1,077	1,178
Noninterest income, excluding BaaS program income and BaaS indemnification income	1,658	970	3,044	2,528
Servicing and other BaaS fees	2,917	1,896	5,540	3,315
Transaction and interchange fees	6,836	5,109	12,709	8,942
Reimbursement of expenses	2,259	646	4,651	1,672
BaaS program income	12,012	7,651	22,900	13,929
BaaS credit enhancements	70,725	31,268	121,469	84,916
BaaS fraud enhancements	4,312	2,804	7,371	4,797
BaaS indemnification income	75,037	34,072	128,840	89,713
Total noninterest income	88,707	42,693	154,784	106,170
NONINTEREST EXPENSE
Salaries and employee benefits	23,615	21,450	46,779	42,967
Occupancy	890	915	1,749	1,949
Data processing and software licenses	14,348	5,541	21,991	10,423
Legal and professional expenses	6,197	5,962	13,199	11,850
Point of sale expense	464	69	909	176
Excise taxes	988	681	2,157	1,403
Federal Deposit Insurance Corporation ("FDIC") assessments	829	790	1,402	1,545
Director and staff expenses	718	612	1,386	1,243
Marketing	6	50	44	100
Credit enhancement receivable valuation adjustment	46,009	—	46,009	—
Other expense	2,326	1,475	4,218	3,378
Noninterest expense, excluding BaaS loan and BaaS fraud expense	96,390	37,545	139,843	75,034
BaaS loan expense	40,409	32,483	77,349	64,990
BaaS fraud expense	4,312	2,804	7,371	4,797
BaaS loan and fraud expense	44,721	35,287	84,720	69,787
Total noninterest expense	141,111	72,832	224,563	144,821
(Loss) income before provision for income taxes	(55,194)	14,387	(40,610)	26,156
(BENEFIT) PROVISION FOR INCOME TAXES	(13,089)	3,359	(10,524)	5,398
NET (LOSS) INCOME	$(42,105)	$11,028	$(30,086)	$20,758
Basic (loss) earnings per common share	$(2.76)	$0.73	$(1.98)	$1.38
Diluted (loss) earnings per common share	$(2.76)	$0.71	$(1.98)	$1.36
Weighted average number of common shares outstanding:
Basic	15,243,357	15,033,296	15,211,579	14,998,097
Diluted	15,243,357	15,447,923	15,211,579	15,248,776
See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET (LOSS) INCOME	$(42,105)	$11,028	$(30,086)	$20,758
OTHER COMPREHENSIVE INCOME (LOSS), before tax
Securities available-for-sale
Income tax expense related to unrealized holding gain/(loss)	—	—	—	1
OTHER COMPREHENSIVE INCOME, net of tax	—	—	—	1
COMPREHENSIVE INCOME	$(42,105)	$11,028	$(30,086)	$20,759
See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands)

	Shares of Common Stock	Amount of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, March 31, 2025	15,009,225	$229,659	$220,259	$(1)	$449,917
Net income	—	—	11,028	—	11,028
Issuance of restricted stock awards, net of 326 shares held to cover	9,713	—	—	—	—
Vesting of restricted stock units, net of 16,092 shares held to cover for taxes	17,136	(1,411)	—	—	(1,411)
Exercise of stock options, net of 1,654 shares held to cover for taxes	34,344	181	—	—	181
Stock-based compensation	—	1,994	—	—	1,994
BALANCE, June 30, 2025	15,070,418	$230,423	$231,287	$(1)	$461,709

BALANCE, December 31, 2024	14,935,298	$228,177	$210,529	$(2)	$438,704
Net income	—	—	20,758	—	20,758
Issuance of restricted stock awards, net of 326 shares held to cover	9,713	—	—	—	—
Vesting of restricted stock units, net of 27,383 shares held to cover for taxes	72,707	(2,381)	—	—	(2,381)
Exercise of stock options, net of 5,720 shares held to cover for taxes	52,700	21	—	—	21
Stock-based compensation	—	4,534	—	—	4,534
Stock issuance and net proceeds from public offering	—	72	—	—	72
Other comprehensive loss, net of tax	—	—	—	1	1
BALANCE, June 30, 2025	15,070,418	$230,423	$231,287	$(1)	$461,709

BALANCE, March 31, 2026	15,241,491	$234,222	$269,541	$(1)	$503,762
Net (loss) income	—	—	(42,105)	—	(42,105)
Issuance of restricted stock awards	13,814	—	—	—	—
Vesting of restricted stock units, net of 1,864 shares held to cover for taxes	22,634	(143)	—	—	(143)
Exercise of stock options	2,750	31	—	—	31
Stock-based compensation	—	1,902	—	—	1,902
BALANCE, June 30, 2026	15,280,689	$236,012	$227,436	$(1)	$463,447

BALANCE, December 31, 2025	15,140,192	$233,438	$257,522	$(1)	$490,959
Net (loss) income	—	—	(30,086)	—	(30,086)
Issuance of restricted stock awards	13,814	—	—	—	—
Vesting of restricted stock units, net of 12,935 shares held to cover for taxes	78,401	(1,299)	—	—	(1,299)
Exercise of stock options, net of 4,764 shares held to cover for exercise and taxes	48,282	(30)	—	—	(30)
Stock-based compensation	—	3,903	—	—	3,903
BALANCE, June 30, 2026	15,280,689	$236,012	$227,436	$(1)	$463,447

See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(30,086)	$20,758
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses	143,555	87,992
Depreciation and amortization	8,080	3,221
Origination of loans held for sale	(437)	—
Proceeds from sales of loans held for sale	118	—
Loss on disposition of fixed assets	11	—
Decrease in operating lease right-of-use assets	542	430
Decrease in operating lease liabilities	(552)	(437)
Net amortization on investment securities	27	13
Unrealized holding (gain) loss on equity investment, net	(101)	423
Stock-based compensation	3,903	4,534
Increase in bank-owned life insurance value	(271)	(255)
Deferred tax expense	(17,049)	(228)
Net change in CCBX receivable	(5,087)	1,129
Net change in CCBX credit enhancement asset	(22,698)	14,111
Credit enhancement valuation adjustment	46,009	—
Net change in CCBX payable	5,487	3,768
Net change in other assets and liabilities	21,377	2,261
Total adjustments	182,914	116,962
Net cash provided by operating activities	152,828	137,720
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in FRB and FHLB securities	(542)	—
Change in equity investments, net	(697)	(2,144)
Principal paydowns of investment securities available-for-sale	2	3
Principal paydowns of investment securities held-to-maturity	2,972	1,729
Purchase of intangible assets	(125)	—
Purchase of bank owned life insurance	(18)	(18)
Proceeds from sales of loans held for sale	7,840,403	2,044,298
Purchase of loans and loan participations	(40,278)	—
Increase in loans receivable, net	(8,395,389)	(2,235,451)
Purchases of premises and equipment, net	(4,048)	(4,842)
Net cash used by investing activities	(597,720)	(196,425)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, and savings	718,872	331,828
Net decrease in time deposits	(1,173)	(3,589)
Proceeds from exercise of stock options, net of shares withheld to cover	(30)	21
Net cash for shares held to cover on restricted stock vesting	(1,299)	(2,381)
Proceeds from public offering, expense true-up	—	72
Net cash provided by financing activities	716,370	325,951
NET CHANGE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	271,478	267,246
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	736,970	452,513
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of quarter	$1,008,448	$719,759

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$56,768	$59,913
Income taxes paid	6,442	6,583
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Lease liabilities arising from obtaining right-of-use assets	$90	$102
Non-cash investing and financing activities:
Transfer from loans to loans held for sale	$7,876,707	$2,084,172
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
The Company operates through the Bank and is headquartered in Everett, Washington, which by population is the largest city in Snohomish County. The Company’s business is conducted through three reportable segments: The community bank, CCBX and treasury & administration. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County and two of which are located in neighboring counties (one in King County and one in Island County). We also have a loan production office which is located in King county. The CCBX segment provides banking as a service (“BaaS”) that allows digital financial service providers, companies and brands to offer their customers banking services. The CCBX segment had a total of 30 partners at varying stages as of June 30, 2026. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments.
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
Financial statement presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting requirements and with instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2026. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the entire year.
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

Subsequent Events - The Company has evaluated events and transactions subsequent to June 30, 2026 for potential recognition or disclosure.
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
In March 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the measurement of expected credit losses for certain financial assets by providing a practical expedient and additional guidance on applying CECL to short-term receivables. This ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
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
In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which expands and clarifies acquisition-date accounting for certain purchased loans under CECL, including use of a gross-up approach for specified acquired loans. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted as the Company did in the current quarter. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
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

Note 3 - Investment Securities
The following tables summarize the amortized cost, fair value, and allowance for credit losses and the corresponding amounts of gross unrealized gains and losses of available-for-sale securities recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses of held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands; unaudited)
June 30, 2026
Available-for-sale
U.S. Agency collateralized mortgage obligations	$28	$—	$(1)	$27	$—
Total available-for-sale securities	28	—	(1)	27	—
Held-to-maturity
U.S. Agency residential mortgage-backed securities	45,218	518	(403)	45,333	—
Total investment securities	$45,246	$518	$(404)	$45,360	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands; unaudited)
December 31, 2025
Available-for-sale
U.S. Agency collateralized mortgage obligations	$30	$—	$(1)	$29	$—
Total available-for-sale securities	30	—	(1)	29	—
Held-to-maturity
U.S. Agency residential mortgage-backed securities	48,218	710	(214)	48,713	—
Total investment securities	$48,248	$710	$(215)	$48,742	$—
Accrued interest on available-for-sale securities was less than $1,000 at June 30, 2026 and December 31, 2025, and accrued interest on held-to-maturity securities was $206,000 and $219,000 at June 30, 2026 and December 31, 2025, respectively. Accrued interest on securities is excluded from the balances in the preceding tables of securities receivable, and is included in accrued interest receivable on the Company's consolidated balance sheets.

The amortized cost and fair value of debt securities at June 30, 2026, by contractual maturity, are shown below. Currently, the portfolio consists of mortgage-backed securities and collateralized mortgage obligations which are not due at a single maturity date. Expected maturities will differ from contractual maturities because issuers or the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands; unaudited)
June 30, 2026
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	28	27	45,218	45,333
	$28	$27	$45,218	$45,333
Investments in debt securities with a carrying amount of $41.3 million and $44.3 million were pledged for borrowing lines at June 30, 2026 and December 31, 2025, respectively.
There were nine securities with a $404,000 unrealized loss as of June 30, 2026. There were eight securities with a $215,000 unrealized loss as of December 31, 2025. The following tables show the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands; unaudited)
June 30, 2026
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$—	$27	$1	$27	$1
Total available-for-sale securities	—	—	27	1	27	1
Held-to-maturity
U.S. Agency residential mortgage-backed securities	12,937	309	720	94	13,657	403
Total investment securities	$12,937	$309	$747	$95	$13,684	$404

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands; unaudited)
December 31, 2025
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$—	$29	$1	$29	$1
Total available-for-sale securities	—	—	29	1	29	1
Held-to-maturity
U.S. Agency residential mortgage-backed securities	5,039	95	8,228	119	13,267	214
Total investment securities	$5,039	$95	$8,257	$120	$13,296	$215
Management has evaluated the above securities and does not believe that any individual unrealized loss as of June 30, 2026 will be recognized into income. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline in fair value is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. Management believes there is a high probability of collecting all contractual amounts due because all of the securities in the portfolio are backed by government agencies or government sponsored enterprises. However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the a one year time horizon or perhaps even until maturity. Based on management's analysis no allowance for credit losses was required on these securities.
Note 4 - Loans and Allowance for Credit Losses
Loans Held for Sale
During the six months ended June 30, 2026, $7.84 billion in CCBX loans sold, $6.31 billion of which was new activity on previously sold credit card receivables. These loans were sold back to partners at par. The Company sells CCBX loans to manage loan portfolio size by partner and by loan category. There were a total of $107.8 million loans held for sale as of June 30, 2026 and $71.2 million loans held for sale as of December 31, 2025.

Loans Held for Investment
The composition of the loan portfolio is as follows as of the periods indicated:

	June 30,	December 31,
	2026	2025
	(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$237,176	$224,439
Real estate loans:
Construction, land and land development loans	221,562	222,075
Residential real estate loans	199,530	202,293
Commercial real estate loans	1,319,798	1,285,856
Consumer and other loans:
Other consumer and other loans	10,760	14,072
Gross community bank loans receivable	1,988,826	1,948,735
CCBX
Commercial and industrial loans:
Capital call lines	$204,835	$210,480
All other commercial & industrial loans	24,638	19,166
Real estate loans:
Residential real estate loans	324,873	264,059
Consumer and other loans:
Credit cards	753,171	622,681
Other consumer and other loans	918,779	691,708
Gross CCBX loans receivable	2,226,296	1,808,094
Total gross loans receivable	4,215,122	3,756,829
Net deferred origination fees and premiums	(6,852)	(7,298)
Loans receivable	$4,208,270	$3,749,531
Accrued interest on loans, which is excluded from the balances in the preceding table of loans receivable, was $20.4 million and $17.9 million at June 30, 2026 and December 31, 2025, respectively, and was included in accrued interest receivable on the Company's consolidated balance sheets. Accrued interest on loans is net of an allowance of $639,000 and $616,000 at June 30, 2026 and December 31, 2025, respectively.
Included in commercial and industrial loans as of June 30, 2026 and December 31, 2025, is $204.8 million and $210.5 million, respectively, in capital call lines, provided to venture capital firms through one of our BaaS clients. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our BaaS client and the underwriting is reviewed by the Bank on every line/loan.
Consumer and other loans includes unplanned overdrafts of $35.5 million and $16.9 million at June 30, 2026 and December 31, 2025, respectively. Community bank unplanned overdrafts were $19,000 and $10,000 at June 30, 2026 and December 31, 2025, respectively, and CCBX unplanned overdrafts were $35.5 million and $16.8 million at June 30, 2026 and December 31, 2025, respectively.
The Company, through the Bank, purchases loans from CCBX partners, at par, through agreements with those CCBX partners, and those loans had a remaining balance of $122.8 million as of June 30, 2026 and $134.9 million as of December 31, 2025. As of June 30, 2026, $121.4 million is included in consumer and other loans and $1.4 million is included in commercial and industrial loans, compared to $132.6 million in consumer and other loans and $2.3 million in commercial and industrial loans as of December 31, 2025.
The Company, through the Bank, at times purchases individual loans at fair value as of the acquisition date. The Company held purchased loans with remaining balances that totaled $4.3 million as of both June 30, 2026 and

December 31, 2025. Unamortized premiums on these loans totaled $81,000 and $84,000 as of June 30, 2026 and December 31, 2025, respectively, and are amortized into interest income over the life of the loans. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan.
The Company, through the Bank, has purchased participation loans with remaining balances totaling $24.0 million and $26.9 million as of June 30, 2026 and December 31, 2025, respectively. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan and are underwritten to the Bank's credit standards.
The balance of Small Business Administration ("SBA") and United States Department of Agriculture ("USDA") loans and participations sold and serviced for others totaled $2.3 million and $2.5 million at June 30, 2026 and December 31, 2025, respectively.
The gross balance of Main Street Lending Program (“MSLP”) loans participated and serviced for others totaled $23.1 million at both June 30, 2026 and December 31, 2025, with $1.2 million in MSLP loans on the balance sheet and included in commercial and industrial loans at both June 30, 2026 and December 31, 2025. Servicing is retained on the gross balance.
The Company has pledged loans totaling $865.6 million at June 30, 2026 and $895.5 million at December 31, 2025, for borrowing lines at the FHLB and FRB. Loans are pledged to increase and maintain the borrowing capacity of the Bank for liquidity management purposes.
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
As of June 30, 2026, $237.2 million in community bank loans are included in commercial and industrial loans, compared to $224.4 million at December 31, 2025.
As of June 30, 2026, $229.5 million in loans originated through CCBX partners are included in commercial and industrial loans, compared to $229.6 million at December 31, 2025.
As of June 30, 2026, $204.8 million in CCBX capital call lines are included in commercial and industrial loans compared to $210.5 million at December 31, 2025. Capital call lines are provided to venture capital firms. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every line/loan.
Also included in commercial and industrial loans are $24.6 million in unsecured loans originated through CCBX partners as of June 30, 2026, compared to $19.2 million as of December 31, 2025.
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
As of June 30, 2026, $221.6 million in community bank loans are included in construction, land and land development loans, compared to $222.1 million at December 31, 2025.
Residential real estate loans – Residential real estate includes various types of loans for which the Company holds real property as collateral. Included in this segment are first, second and third lien single family loans, occasionally purchased by the Company to diversify its loan portfolio, and rental portfolios secured by one-to-four family homes. The primary risks of residential real estate loans include the borrower’s inability to pay, material decreases in the value of the collateral, and significant increases in interest rates which may make the loan unprofitable.
As of June 30, 2026, $324.9 million in loans originated through CCBX partners are included in residential real estate loans, compared to $264.1 million at December 31, 2025. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card. Home equity lines of credit are classified as residential real estate per regulatory guidelines.
Commercial real estate (includes owner occupied and non-owner occupied) loans – Commercial real estate loans include various types of loans for which the Company holds real property as collateral.
As of June 30, 2026, $1.32 billion in community bank loans are included in commercial real estate loans, compared to $1.29 billion at December 31, 2025.
We have commercial real estate loans totaling $392.1 million that are collateralized by owner-occupied real-estate and $551.8 million that are collateralized by non-owner-occupied real estate, as well as $362.1 million of multifamily residential loans and $13.8 million of farmland loans, as of June 30, 2026, compared to $374.7 million that are collateralized by owner-occupied real-estate and $531.1 million that are collateralized by non-owner-occupied real estate, as well as $367.9 million of multifamily residential loans and $12.2 million of farmland loans as of December 31, 2025. The primary risks of a commercial real estate loan include the borrower’s inability to pay, material decreases in the value of the collateralized real estate and significant increases in interest rates, which may make the real estate loan unprofitable. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.
Consumer and other loans – The community bank originates a limited number of consumer loans, generally for banking customers only, which consist primarily of lines of credit, saving account secured loans and auto loans. CCBX originates consumer loans including credit cards, charge cards, consumer term loans and secured and unsecured lines of credit. This loan category also includes overdrafts. Repayment of these loans is dependent on the borrower’s ability to pay and the fair value of the underlying collateral.
As of June 30, 2026, $10.8 million in community bank loans are included in consumer and other loans, compared to $14.1 million at December 31, 2025.
As of June 30, 2026, $1.67 billion in CCBX loans are included in consumer and other loans, compared to $1.31 billion at December 31, 2025.

The following chart breaks out our consumer loan portfolio by segment and type of loan as of June 30, 2026. The largest portion of our consumer portfolio is comprised of CCBX installment loans and credit card loans. These loans are further divided to show the total secured and unsecured amounts in each of these categories. The average overall outstanding consumer loan balance is small at $500.

(dollars in thousands; unaudited)	Outstanding Balance	% of Total Outstanding Balance Consumer Loans	Average Loan Balance	Number of Loans
CCBX consumer loans
Installment loans - cash secured	$216,766	12.9%
Installment loans - unsecured	521,555	31.0
Installment loans - total	738,321	43.9	$0.4	1,851,498
Credit cards - cash secured	54	0.0
Credit cards - unsecured	753,117	44.8
Credit cards - total	753,171	44.8	1.5	500,348
Lines of credit	144,947	8.6	0.2	943,772
Other loans	35,511	2.1	0.1	284,612
Community bank consumer loans
Lines of credit	210	0.0	6.8	31
Installment loans	681	0.0	28.4	24
Other loans	9,869	0.6	25.0	395
Total	$1,682,710	100.0%	$0.5	3,580,680
The following chart breaks out our consumer loan portfolio by segment and type of loan as of December 31, 2025. The largest portion of our consumer loan portfolio is comprised of CCBX installment loans and credit card loans. These loans are further divided to show the total secured and unsecured amounts in each of these categories. The average overall outstanding consumer loan balance is small at $809.

(dollars in thousands; unaudited)	Outstanding Balance	% of Total Outstanding Balance Consumer Loans	Average Loan Balance	Number of Loans
CCBX consumer loans
Installment loans - cash secured	$162,072	12.2%
Installment loans - unsecured	502,767	37.8
Installment loans - total	664,839	50.0	$0.8	864,638
Credit cards - cash secured	56	0.0
Credit cards - unsecured	622,625	46.9
Credit cards - total	622,681	46.9	1.4	435,236
Lines of credit	10,027	0.8	0.1	89,736
Other loans	16,842	1.3	0.1	252,381
Community bank consumer loans
Lines of credit	140	0.0	4.5	31
Installment loans	3,010	0.2	111.5	27
Other loans	10,922	0.8	28.6	382
Total	$1,328,461	100.0%	$0.8	1,642,431

Past Due and Nonaccrual Loans
The following tables illustrate an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
June 30, 2026
Community Bank
Commercial and industrial loans	$119	$84	$203	$236,973	$237,176	$—
Real estate loans:
Construction, land and land development	—	—	—	221,562	221,562	—
Residential real estate	64	—	64	199,466	199,530	—
Commercial real estate	106	4,344	4,450	1,315,348	1,319,798	—
Consumer and other loans	4	—	4	10,756	10,760	—
Total community bank	$293	$4,428	$4,721	$1,984,105	$1,988,826	$—
CCBX
Commercial and industrial loans:
Capital call lines	$—	$—	$—	$204,835	$204,835	$—
All other commercial & industrial loans	753	504	1,257	23,381	24,638	504
Real estate loans:
Residential real estate loans	2,475	1,446	3,921	$320,952	$324,873	1,446
Consumer and other loans:
Credit cards	30,450	32,862	63,312	$689,859	$753,171	27,077
Other consumer and other loans	35,519	32,329	67,848	850,931	918,779	9,472
Total CCBX	$69,197	$67,141	$136,338	$2,089,958	$2,226,296	$38,499
Total consolidated	$69,490	$71,569	$141,059	$4,074,063	4,215,122	$38,499
Less net deferred origination fees and premiums					(6,852)
Loans receivable					$4,208,270

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
December 31, 2025
Community Bank
Commercial and industrial loans	$150	$2,070	$2,220	$222,219	$224,439	$—
Real estate loans:
Construction, land and land development	—	—	—	222,075	222,075	—
Residential real estate	286	—	286	202,007	202,293	—
Commercial real estate	107	4,344	4,451	1,281,405	1,285,856	—
Consumer and other loans	1	—	1	14,071	14,072	—
Total community bank	$544	$6,414	$6,958	$1,941,777	$1,948,735	$—
CCBX
Commercial and industrial loans:
Capital call lines	$—	$—	$—	$210,480	$210,480	$—
All other commercial & industrial loans	1,075	654	1,729	17,437	19,166	654
Real estate loans:
Residential real estate loans	3,125	1,961	5,086	$258,973	$264,059	$1,961
Consumer and other loans:
Credit cards	27,752	26,632	54,384	$568,297	$622,681	$22,536
Other consumer and other loans	38,187	8,078	46,265	$645,443	$691,708	$7,993
Total CCBX	$70,139	$37,325	$107,464	$1,700,630	$1,808,094	$33,144
Total consolidated	$70,683	$43,739	$114,422	$3,642,407	$3,756,829	$33,144
Less net deferred origination fees and premiums					(7,298)
Loans receivable					$3,749,531
There were $38.5 million in CCBX loans past due 90 days or more and still accruing interest as of June 30, 2026, and $33.1 million as of December 31, 2025. This is attributed to loans originated through CCBX lending partners that continue to accrue interest up to 180 days past due.
The accrual of interest on community bank loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are 90 days past due as to either principal or interest, unless they are well secured and in the process of collection.  Installment/closed-end, and revolving/open-end consumer loans originated through CCBX lending partners typically continue to accrue interest until 120 and 180 days past due, respectively, and an allowance is recorded through provision expense for these expected losses. Certain CCBX partners employ collection practices that place specific loans on nonaccrual status to enhance collectability. As of June 30, 2026, $24.6 million of these nonaccrual CCBX loans were less than 90 days past due, compared to $20.3 million as of December 31, 2025. For installment/closed-end and revolving/open-end consumer loans originated through CCBX lending partners with balances outstanding beyond 120 days and 180 days past due, respectively, principal and capitalized interest outstanding is charged off against the allowance, and accrued interest outstanding is reversed against interest income. These consumer loans are reported as nonperforming/substandard, 90 days or more days past due and still accruing.

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
An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	June 30,			December 31,
	2026			2025
	Total Nonaccrual	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual	Nonaccrual with No ACL	Nonaccrual with ACL
	(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$175	$91	$84	$2,151	$2,058	$93
Real estate loans:
Residential real estate	1,705	1,705	—	38	38	—
Commercial real estate	4,344	4,344	—	4,344	4,344	—
Total community bank nonaccrual loans	$6,224	$6,140	$84	$6,533	$6,440	$93
CCBX
Commercial and industrial loans	$68	$—	$68	$127	$—	$127
Consumer and other loans:
Credit cards	26,670	—	26,670	21,433	—	21,433
Consumer and other consumer loans	3,729	—	3,729	2,875	—	2,875
Total CCBX nonaccrual loans	$30,467	$—	$30,467	$24,435	$—	$24,435
Total consolidated nonaccrual loans	$36,691	$6,140	$30,551	$30,968	$6,440	$24,528

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
There were no modified loans for community bank borrowers experiencing financial difficulty at June 30, 2026 and December 31, 2025.
The following tables present the CCBX loans at June 30, 2026 and December 31, 2025 that were both experiencing financial difficulty and were modified in the twelve months previous to the dates presented by class and by type of modification. The percentage of the loans that were modified to borrowers in financial distress as compared to the total CCBX loans of each class is also presented below.

June 30, 2026	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Interest Rate Reduction & Payment Delay	Principal Forgiveness Payment Delay & Term Extension	Total	Total Class of Financing Receivable
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$487	$—	$60	$—	$8	$555	2.25%
Consumer and other loans:
Credit cards	12,324	—	30,779	—	3,724	—	46,827	6.22
Other consumer and other loans	—	3,086	—	3,603	—	61	6,750	0.73
Total	$12,324	$3,573	$30,779	$3,663	$3,724	$69	$54,132	1.29%

December 31, 2025	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Interest Rate Reduction & Payment Delay	Principal Forgiveness, Payment Delay & Term Extension	Total	Total Class of Financing Receivable
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$763	$—	$4	$—	$—	$767	4.00%
Consumer and other loans:
Credit cards	13,780	—	32,566	—	685	—	47,031	7.55
Other consumer and other loans	—	4,087	—	832	—	15	4,934	0.71
Total	$13,780	$4,850	$32,566	$836	$685	$15	$52,732	1.41%
The Company has committed to lend additional amounts totaling $41,000 to the borrowers included in the table above as of June 30, 2026.
The performance of loans modified is monitored to understand the effectiveness of the modification efforts. The following tables present the performance of such loans that have been modified in the last 12 months previous to the dates presented:

June 30, 2026	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$64	$—	$64
Consumer and other loans:
Credit cards	7,466	7,935	15,401
Other consumer and other loans	589	275	864
Total CCBX	$8,119	$8,210	$16,329

December 31, 2025	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$199	$28	$227
Consumer and other loans:
Credit cards	8,403	7,114	15,517
Other consumer and other loans	745	321	1,066
Total CCBX	$9,347	$7,463	$16,810
The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the preceding 12 months as of the dates indicated:

June 30, 2026	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$378	—%	2.4
Consumer and other loans:
Credit cards	9,163	15.1	n/a
Other consumer and other loans	10,677	—	2.1
Total CCBX	$20,218	15.1%	2.1

December 31, 2025	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$224	—%	2.0
Consumer and other loans:
Credit cards	9,062	14.4	n/a
Other consumer and other loans	5,904	—	2.0
Total CCBX	$15,190	14.4%	2.0
The following tables present the total of loans that had a payment default during the preceding 12 months and which were modified for borrowers experiencing financial difficulty in the twelve months prior to that default.

June 30, 2026	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Interest Rate Reduction & Payment Delay	Total
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$64	$—	$—	—	$64
Consumer and other loans:
Credit cards	10,707	—	20,425	—	1,115	32,247
Other consumer and other loans	—	682	—	287	—	969
Total	$10,707	$746	$20,425	$287	$1,115	$33,280

December 31, 2025	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Interest Rate Reduction & Payment Delay	Principal Forgiveness, Payment Delay & Term Extension	Total
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$628	$—	$4	$—	$—	$632
Consumer and other loans:
Credit cards	12,339	—	21,798	—	204	—	34,341
Other consumer and other loans	—	3,267	—	640	—	15	3,922
Total	$12,339	$3,895	$21,798	$644	$204	$15	$38,895
Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off against the allowance for credit losses. Therefore, the loan balance is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.
Credit Quality and Credit Risk
Federal regulations require that the Company periodically evaluate the risks inherent in its loan portfolio. In addition, the Company’s regulatory agencies have authority to identify problem loans and, if appropriate, require them to be reclassified. The Company establishes loan grades for loans at the origination of the loan. Changes to community bank loan grades are considered at the time new information about the performance of a loan becomes available, including the receipt of updated financial information from the borrower and after loan reviews. For consumer loans, the Bank follows the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification and Account Management Policy for subsequent classification in the event of payment delinquencies or default. Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement. Credit deterioration is evidenced by delinquency, direct communications with the borrower or other borrower information that becomes known to management. Credit improvements are evidenced by known facts regarding the borrower or the collateral property. The Company classifies some loans as Watch or Other Loans Especially Mentioned (“OLEM”). Loans classified as Watch are performing assets but have elements of risk that require more monitoring than other performing loans and are reported in the OLEM column in the following table. Loans classified as OLEM are assets that continue to perform but have shown deterioration in credit quality and require close monitoring. There are three classifications for problem loans: Substandard, Doubtful and Loss. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Revolving (open-ended loans, such as credit cards) and installment (closed end) consumer loans originated through CCBX partners typically continue to accrue interest until they are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards) and are classified as substandard once they are 90 days past due. CCBX partners may place certain loans on nonaccrual status prior to achieving these past due timelines. Doubtful loans have the weaknesses of loans classified as Substandard, with additional characteristics that suggest the weaknesses make collection or recovery in full after liquidation of collateral questionable on the basis of currently existing facts, conditions and values. There is a high possibility of loss in loans classified as Doubtful. A loan classified as Loss is considered uncollectible and of such little value that continued classification of the credit as a loan is not warranted. If a loan or a portion thereof is classified as Loss, it must be charged-off, meaning the amount of the loss is charged against the allowance for credit losses, thereby reducing that reserve.

Management considers the guidance in ASC 310-20 when determining whether a modification, extension or renewal of loan constitutes a current period origination.
The following tables show the risk category of community bank loans by year of origination for the periods indicated, based on the most recent analysis performed as of each period end:

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of June 30, 2026
Commercial and industrial loans
Risk rating
Pass	$27,964	$112,319	$5,961	$7,703	$32,194	$16,016	$31,583	$1,711	$235,451
Other Loans Especially Mentioned	75	—	—	—	46	1,280	149	—	1,550
Substandard	—	—	19	16	—	—	140	—	175
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - All other commercial and industrial loans	$28,039	$112,319	$5,980	$7,719	$32,240	$17,296	$31,872	$1,711	$237,176
Year-to-date gross charge-offs	$—	$—	$28	$23	$—	$—	$—	$—	$51

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of June 30, 2026
Real estate loans - Construction, land and land development loans
Risk rating
Pass	$12,720	$118,086	$26,374	$53,791	$6,557	$3,690	$102	$—	$221,320
Other Loans Especially Mentioned	—	—	—	—	—	242	—	—	242
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Construction, land and land development loans	$12,720	$118,086	$26,374	$53,791	$6,557	$3,932	$102	$—	$221,562
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real estate loans - Residential real estate loans
Risk rating
Pass	$4,225	$16,396	$9,884	$23,648	$27,535	$79,081	$36,384	$406	$197,559
Other Loans Especially Mentioned	—	—	—	—	—	—	266	—	266
Substandard	—	—	1,398	—	271	—	36	—	1,705
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Residential real estate loans	$4,225	$16,396	$11,282	$23,648	$27,806	$79,081	$36,686	$406	$199,530
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate loans - Commercial real estate loans
Risk rating
Pass	$104,239	$94,909	$57,203	$227,927	$253,638	$540,856	$9,526	$1,763	$1,290,061
Other Loans Especially Mentioned	—	—	15,390	—	5,537	4,466	—	—	25,393
Substandard	—	—	—	—	344	4,000	—	—	4,344
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Commercial real estate loans	$104,239	$94,909	$72,593	$227,927	$259,519	$549,322	$9,526	$1,763	$1,319,798
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of June 30, 2026
Consumer and other loans - Other consumer and other loans
Risk rating
Pass	$28	$278	$86	$24	$7,239	$2,895	$210	$—	$10,760
Other Loans Especially Mentioned	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans - Other consumer and other loans	$28	$278	$86	$24	$7,239	$2,895	$210	$—	$10,760
Year-to-date gross charge-offs	$7	$—	$—	$—	$—	$—	$—	$—	$7

Total community bank loans receivable
Risk rating
Pass	$149,176	$341,988	$99,508	$313,093	$327,163	$642,538	$77,805	$3,880	$1,955,151
Other Loans Especially Mentioned	75	—	15,390	—	5,583	5,988	415	—	27,451
Substandard	—	—	1,417	16	615	4,000	176	—	6,224
Doubtful	—	—	—	—	—	—	—	—	—
Total community bank loans	$149,251	$341,988	$116,315	$313,109	$333,361	$652,526	$78,396	$3,880	$1,988,826
Year-to-date gross charge-offs	$7	$—	$28	$23	$—	$—	$—	$—	$58

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of December 31, 2025
Commercial and industrial loans
Risk rating
Pass	$131,644	$8,897	$33,940	$10,279	$2,389	$5,363	$25,929	$2,256	$220,697
Other Loans Especially Mentioned	—	—	—	—	1,216	—	375	—	1,591
Substandard	—	16	—	1,961	—	—	174	—	2,151
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - All other commercial and industrial loans	$131,644	$8,913	$33,940	$12,240	$3,605	$5,363	$26,478	$2,256	$224,439
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate loans - Construction, land and land development loans
Risk rating
Pass	$139,810	$67,584	$6,838	$1,715	$239	$1,732	$3,502	$—	$221,420
Other Loans Especially Mentioned	—	—	—	655	—	—	—	—	655
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Construction, land and land development loans	$139,810	$67,584	$6,838	$2,370	$239	$1,732	$3,502	$—	$222,075
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of December 31, 2025

Real estate loans - Residential real estate loans
Risk rating
Pass	$28,581	$24,678	$35,211	$34,525	$23,262	$25,146	$28,270	$414	$200,087
Other Loans Especially Mentioned	—	—	286	—	—	—	501	—	787
Substandard	1,381	—	—	—	—	—	38	—	1,419
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Residential real estate loans	$29,962	$24,678	$35,497	$34,525	$23,262	$25,146	$28,809	$414	$202,293
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$13	$—	$—	$13

Real estate loans - Commercial real estate loans
Risk rating
Pass	$138,619	$259,048	$263,101	$209,646	$98,897	$273,109	$10,005	$1,788	$1,254,213
Other Loans Especially Mentioned	15,374	—	5,593	1,302	3,243	1,787	—	—	27,299
Substandard	—	—	344	—	4,000	—	—	—	4,344
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Commercial real estate loans	$153,993	$259,048	$269,038	$210,948	$106,140	$274,896	$10,005	$1,788	$1,285,856
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of December 31, 2025

Consumer and other loans - Other consumer and other loans
Risk rating
Pass	$2,526	$32	$7,394	$—	$206	$2,710	$1,204	$—	$14,072
Other Loans Especially Mentioned	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans - Other consumer and other loans	$2,526	$32	$7,394	$—	$206	$2,710	$1,204	$—	$14,072
Year-to-date gross charge-offs	$29	$15	$—	$—	$—	$—	$—	$—	$44

Total community bank loans receivable
Risk rating
Pass	$441,180	$360,239	$346,484	$256,165	$124,993	$308,060	$68,910	$4,458	$1,910,489
Other Loans Especially Mentioned	15,374	—	5,879	1,957	4,459	1,787	876	—	30,332
Substandard	1,381	16	344	1,961	4,000	—	212	—	7,914
Doubtful	—	—	—	—	—	—	—	—	—
Total community bank loans	$457,935	$360,255	$352,707	$260,083	$133,452	$309,847	$69,998	$4,458	$1,948,735
Year-to-date gross charge-offs	$29	$15	$—	$—	$—	$13	$—	$—	$57

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
	(dollars in thousands; unaudited)
As of June 30, 2026
Commercial and industrial loans - Capital call lines
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$204,835	$—	$204,835
Nonperforming	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - Capital call lines	$—	$—	$—	$—	$—	$—	$204,835	$—	$204,835
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans - All other commercial and industrial loans
Payment performance
Performing	$—	$—	$—	$7,696	$1,174	$1	$15,195	$—	$24,066
Nonperforming	—	—	—	222	40	—	310	—	572
Total commercial and industrial loans - All other commercial and industrial loans	$—	$—	$—	$7,918	$1,214	$1	$15,505	$—	$24,638
Year-to-date gross charge-offs	$—	$—	$—	$1,372	$213	$—	$520	$—	$2,105

Real estate loans - Residential real estate loans
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$321,906	$1,521	$323,427
Nonperforming	—	—	—	—	—	—	1,446	—	1,446
Total real estate loans - Residential real estate loans	$—	$—	$—	$—	$—	$—	$323,352	$1,521	$324,873
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$2,217	$—	$2,217

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of June 30, 2026
Consumer and other loans - Credit cards
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$699,402	$22	$699,424
Nonperforming	—	—	—	—	—	—	53,747	—	53,747
Total consumer and other loans - Credit cards	$—	$—	$—	$—	$—	$—	$753,149	$22	$753,171
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$52,538	$—	$52,538

Consumer and other loans - Other consumer and other loans
Payment performance
Performing	$374,985	$226,658	$110,076	$50,558	$14,936	$589	$127,776	$—	$905,578
Nonperforming	3,022	4,001	3,636	1,509	242	35	756	—	13,201
Total consumer and other loans - Other consumer and other loans	$378,007	$230,659	$113,712	$52,067	$15,178	$624	$128,532	$—	$918,779
Year-to-date gross charge-offs	$1,061	$16,735	$14,318	$6,924	$1,366	$149	$15,270	$—	$55,823

Total CCBX loans receivable
Payment performance
Performing	$374,985	$226,658	$110,076	$58,254	$16,110	$590	$1,369,114	$1,543	$2,157,330
Nonperforming	3,022	4,001	3,636	1,731	282	35	56,259	—	68,966
Total CCBX loans	$378,007	$230,659	$113,712	$59,985	$16,392	$625	$1,425,373	$1,543	$2,226,296
Year-to-date gross charge-offs	$1,061	$16,735	$14,318	$8,296	$1,579	$149	$70,545	$—	$112,683

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
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

Allowance for Credit Losses ("ACL")
CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide a credit enhancement under which the partner indemnifies or reimburses the Bank for covered credit losses on loans, unfunded commitments and negative deposit accounts. In accordance with U.S. GAAP, we estimate expected credit losses on these exposures and record the related provision for credit losses and reserve for unfunded commitments. Concurrently, a credit enhancement asset is recognized through noninterest income (BaaS credit enhancements) representing the expected reimbursement from the partner.
The collectability of the credit enhancement asset is evaluated each reporting period and a valuation adjustment is recorded when collection of all or a portion of the asset is no longer considered probable. During the six months ended June 30, 2026, the Company recorded its initial valuation adjustment of $46.0 million against a portion of the credit enhancement asset related to one CCBX partner following an assessment of the collectability of amounts due under the applicable indemnification arrangement. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner or taken from the partner's cash reserve account. If the partner is unable to fulfill its contractual obligations then the Bank could be exposed to the loss of the reimbursement and credit enhancement income.
Under one partner program, the Company retains ownership of approximately 5% of a $350.8 million loan portfolio and retains the credit losses provision for that portfolio. At June 30, 2026, 5% of this portfolio represented $23.4 million in loans. The partner is responsible for reimbursing credit losses on approximately 95% of this portfolio and fraud losses on 100% of this portfolio. The Company earns 100% of the interest income on the aforementioned $23.4 million of loans.

The following tables summarize the allocation of the ACL, as well as the activity in the ACL attributed to various segments in the loan portfolio, as of and for the three and six months ended June 30, 2026 and for the three and six months ended June 30, 2025:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Total
	(dollars in thousands; unaudited)
Three Months Ended June 30, 2026
ACL balance, March 31, 2026	$7,728	$6,101	$8,498	$6,010	$144,090	$172,427
Provision for credit losses or (recapture)	12	(2,111)	3,671	(298)	90,658	91,932
	7,740	3,990	12,169	5,712	234,748	264,359
Loans charged-off	(1,010)	—	(1,512)	—	(55,696)	(58,218)
Recoveries of loans previously charged-off	152	—	2	—	7,429	7,583
Net charge-offs	(858)	—	(1,510)	—	(48,267)	(50,635)
ACL balance, June 30, 2026	$6,882	$3,990	$10,659	$5,712	$186,481	$213,724

Six Months Ended June 30, 2026
ACL balance, December 31, 2025	$8,757	$6,580	$11,100	$5,496	$137,597	$169,530
Provision for credit losses or (recapture)	(33)	(2,590)	1,762	216	145,061	144,416
	8,724	3,990	12,862	5,712	282,658	313,946
Loans charged-off	(2,156)	—	(2,217)	—	(108,368)	(112,741)
Recoveries of loans previously charged-off	314	—	14	—	12,191	12,519
Net charge-offs	(1,842)	—	(2,203)	—	(96,177)	(100,222)
ACL balance, June 30, 2026	$6,882	$3,990	$10,659	$5,712	$186,481	$213,724

Three Months Ended June 30, 2025
ACL balance, March 31, 2025	$10,066	$4,531	$13,443	$8,110	$147,028	$183,178
Provision for credit losses or (recapture)	221	734	239	(810)	30,545	30,929
	10,287	5,265	13,682	7,300	177,573	214,107
Loans charged-off	(1,738)	—	(1,552)	—	(50,490)	(53,780)
Recoveries of loans previously charged-off	205	—	94	—	4,168	4,467
Net (charge-offs) recoveries	(1,533)	—	(1,458)	—	(46,322)	(49,313)
ACL Balance, June 30, 2025	$8,754	$5,265	$12,224	$7,300	$131,251	$164,794

Six Months Ended June 30, 2025
ACL balance, December 31, 2024	$11,051	$3,439	$12,250	$8,456	$141,798	$176,994
Provision for credit losses or (recapture)	787	1,826	3,035	(1,160)	80,825	85,313
	11,838	5,265	15,285	7,296	222,623	262,307
Loans charged-off	(3,645)	—	(3,157)	—	(100,664)	(107,466)
Recoveries of loans previously charged-off	561	—	96	4	9,292	9,953
Net charge-offs	(3,084)	—	(3,061)	4	(91,372)	(97,513)
ACL Balance, June 30, 2025	$8,754	$5,265	$12,224	$7,300	$131,251	$164,794

There was a provision for unfunded commitments of $213,000 and provision recapture of $1.1 million for the three and six months ended June 30, 2026, compared to a provision for unfunded commitments of $1.5 million and $2.1 million for the three and six months ended June 30, 2025, respectively.
There was a provision for accrued interest receivable on CCBX loans of $12,000 and $23,000 for the three and six months ended June 30, 2026, respectively, compared to a provision recapture of $182,000 and a provision of $602,000 for the three and six months ended June 30, 2025, respectively. There was a provision for accounts receivable of zero and $252,000 for the three and six months ended June 30, 2026, respectively with no such provision for the three and six months ended June 30, 2025.
The following tables present the collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of the dates indicated:

	Real Estate	Business Assets	Total	ACL
	(dollars in thousands; unaudited)
June 30, 2026
Commercial and industrial loans	$—	$103	$103	$84
Real estate loans:
Residential real estate	1,434	—	1,434	—
Commercial real estate	4,344	—	4,344	—
Total	$5,778	$103	$5,881	$84

	Real Estate	Business Assets	Total	ACL
	(dollars in thousands; unaudited)
December 31, 2025
Commercial and industrial loans	$—	$190	$190	$93
Real estate loans:
Residential real estate	$39	$—	$39	$—
Commercial real estate	4,344	—	4,344	—
Total	$4,383	$190	$4,573	$93
Note 5 - Deposits
The composition of consolidated deposits consisted of the following at the periods indicated:

	June 30, 2026	December 31, 2025
	(dollars in thousands; unaudited)
Demand, noninterest bearing	$612,478	$579,616
Interest bearing demand and money market	3,728,832	3,450,679
Savings	509,473	101,616
Total core deposits	4,850,783	4,131,911
Other deposits	1	1
Time deposits less than $250,000	7,283	8,229
Time deposits $250,000 and over	3,831	4,058
Total deposits	$4,861,898	$4,144,199

The following table presents the maturity distribution of time deposits as of June 30, 2026:

(dollars in thousands; unaudited)	As of June 30, 2026
Twelve months	$8,221
One to two years	1,687
Two to three years	449
Three to four years	233
Four to five years	524
$11,114
Included in total deposits is $618.8 million in reciprocal deposit accounts as of June 30, 2026, compared to $460.3 million at December 31, 2025, which provides our customers with fully insured deposits through an exchange of deposits with other financial institutions.
Additionally, as of June 30, 2026 there was $4.26 billion in CCBX deposits that were swept off balance sheet for increased FDIC insurance coverage and liquidity purposes. Amounts in excess of FDIC insurance coverage are swept off-balance sheet, using a third-party facilitator/vendor sweep product, to participating financial institutions. These swept deposits generated fee income of $1.2 million for the quarter ended June 30, 2026.
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
The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating and finance lease liabilities. The weighted average discount rate as of June 30, 2026 was 4.00% for operating leases and 4.75% for finance leases and is based off the discount rate at the time the lease is originated or renewed.
The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantees.
Leases with terms of 12 months or less are not included in ROU assets and lease liabilities recorded in the Company’s consolidated balance sheet. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis. At June 30, 2026, lease expiration dates ranged from 1 year to 19 years, with additional renewal options on certain leases typically ranging from 12 months to 10 years. At June 30, 2026, the weighted average remaining lease term inclusive of renewal options that the Company is reasonably certain to renew for the Company’s operating leases was 7.2 years. The weighted average remaining lease term for the Company's finance lease was six months. The Company had no operating leases that had not yet commenced as of June 30, 2026.
Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $350,000 and $699,000 for the three and six months ended June 30, 2026, respectively and $291,000 and $582,000 for the three and six months ended June 30, 2025, respectively. Variable lease components, such as inflation adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew, at June 30, 2026:

	Operating	Finance
(dollars in thousands; unaudited)	June 30, 2026	June 30, 2026

July 1 to December 31, 2026	$630	$9
2027	1,136	—
2028	716	—
2029	459	—
2030	413	—
2031 and thereafter	1,869	—
Total lease payments	5,223	9
Less: amounts representing interest	710	—
Present value of lease liabilities	$4,513	$9
Amortization expense for finance leases is recognized on a straight-line basis over the lease term. The following table presents the components of total lease expense, including finance lease costs and operating cash flows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(dollars in thousands; unaudited)
Lease expense:
Operating lease expense (1)	$310	$252	$620	$503
Variable lease expense	103	98	212	197
Finance lease cost
Right-of-use amortization (2)	9	8	17	17
Interest expense (3)	—	—	—	1
Total lease expense	$422	$358	$849	$718
Cash paid:
Cash paid from operating leases	$417	$353	$841	$707
Cash paid from finance leases	$9	$9	$18	$18
(1)Included in net occupancy expense and in the Condensed Consolidated Statements of Income (unaudited).
(2)Included in other expense in the Condensed Consolidated Statements of Income (unaudited).
(3)Included in interest on borrowed funds Condensed Consolidated Statements of Income (unaudited).
Note 7 - Stock-Based Compensation
Stock Options and Restricted Stock
The 2018 Coastal Financial Corporation Omnibus Plan (the "2018 Plan") as amended, authorizes the Company to grant awards, including but not limited to, stock options, restricted stock units, and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company. The Company's shareholders approved amendments to the 2018 Plan in 2021 and 2025 that increased the number of shares available for issuance under the plan. The 2018 Plan replaced the 2016 Plan for new awards; outstanding awards under the prior plan continue to vest in accordance with their original terms. Shares available to be granted under the 2018 plan were 692,161 at June 30, 2026.

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
There were no new stock options granted in the six months ended June 30, 2026 and 2025.
The following table presents a summary of stock option activity under the 2018 Plan and 2006 Plan during the six months ended June 30, 2026:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts; unaudited)
Outstanding at December 31, 2025	118,881	$10.10	2.1	$12,422
Granted	—	—
Exercised	(53,046)	9.28		$3,619
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2026	65,835	$10.76	1.9	$4,395
Vested at June 30, 2026	26,490	$10.40	1.8	$1,778
Exercisable at June 30, 2026	26,490	$10.40	1.8	$1,778
The total intrinsic value (which is the amount by which the stock price at the date of exercise exceeds the exercise price) of options exercised during both the three and six months ended June 30, 2026 was $187,000 and $4.2 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2025 was $2.7 million and $4.5 million, respectively.
As of June 30, 2026, there was $206,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan and 2006 Plan. Total unrecognized compensation costs are adjusted for unvested forfeitures. The Company expects to recognize that cost over a remaining weighted-average period of approximately 1.9 years. Compensation expense recorded related to stock options was $111,000 and $257,000 for the three and six months ended June 30, 2026, respectively and $93,000 and $147,000 for the three and six months ended June 30, 2025, respectively.
Restricted Stock Units
In the first two quarters of 2026, the Company granted 53,329 restricted stock units ("RSUs") under the 2018 Plan to employees, which vest ratably over 4 years.
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
As of June 30, 2026, there was $15.4 million of total unrecognized compensation cost related to nonvested RSUs. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 2.9 years. Compensation expense related to RSUs was $1.6 million and $3.2 million for the three and six months ended June 30, 2026, respectively and $1.7 million and $4.0 million for the three and six months ended June 30, 2025, respectively. The total grant-date fair value of RSUs that vested during the three and six months ended June 30, 2026 was $1.7 million and $4.5 million, respectively, compared to $1.8 million and $4.2 million for the three and six months ended June 30, 2025, respectively.
A summary of the Company’s nonvested RSUs at June 30, 2026 and changes during the six month period is presented below:

Nonvested shares - RSUs	Number of Shares	Weighted- Average Grant Date Fair Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2025	476,302	$51.93
Granted	53,329	$81.50
Forfeited or expired	(58,846)	$64.65
Vested	(90,049)	$49.62
Nonvested shares at June 30, 2026	380,736	$54.98
Restricted Stock Awards
Employees
There were no restricted stock awards outstanding for employees as of June 30, 2026 or December 31, 2025. The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.
Compensation expense recorded related to restricted stock awards was $0 for the three and six months ended June 30, 2026 and $2,000 and $4,000 for the three and six months ended June 30, 2025, respectively.
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
As of June 30, 2026, there was $887,000 of total unrecognized compensation expense related to director restricted stock awards which the Company expects to recognize over the remaining average vesting period of approximately 0.9 years. Director compensation expense recorded related to the 2018 Plan totaled $230,000 and $447,000 for the three and six months ended June 30, 2026, respectively and $200,000 and $380,000 for the three and six months ended June 30, 2025, respectively.

A summary of the Company’s nonvested RSAs at June 30, 2026 and changes during the six-month period is presented below:

Nonvested shares - RSAs	Number of Shares	Weighted- Average Grant Date Fair Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2025	10,039	$87.19
Granted	13,814	$71.27
Forfeited	—	$—
Vested	(10,039)	$87.19
Nonvested shares at June 30, 2026	13,814	$71.27
Note 8 - Fair Value Measurements
The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	June 30, 2026		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$48,088	$48,088	$48,088	$—	$—
Interest earning deposits with other banks	960,360	960,360	960,360	—	—
Investment securities	45,246	45,360	—	45,360	—
Other investments	14,177	14,177	—	12,356	1,821
Loans held for sale	107,838	107,838	—	107,838
Loans receivable	4,208,270	4,197,259	—	—	4,197,259
Accrued interest receivable	20,937	20,937	—	20,937	—
Financial liabilities
Deposits	$4,861,898	4,836,352	$—	$4,836,352	$—
Subordinated debt	44,518	44,274	—	44,274	—
Junior subordinated debentures	3,594	3,547	—	3,547	—
Accrued interest payable	2,178	2,178	—	2,178	—

	December 31, 2025		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$34,241	$34,241	$34,241	$—	$—
Interest earning deposits with other banks	702,729	702,729	702,729	—	—
Investment securities	48,247	48,742	—	48,742	—
Other investments	12,837	12,837	—	10,666	2,171
Loans held for sale	71,216	71,216	—	71,216
Loans receivable, net	3,749,531	3,738,084	—	—	3,738,084
Accrued interest receivable	18,613	18,613	—	18,613	—
Financial liabilities
Deposits	$4,144,199	$4,130,842	$—	$4,130,842	$—
Subordinated debt	44,443	44,132	—	44,132	—
Junior subordinated debentures	3,593	3,719	—	3,719	—
Accrued interest payable	1,435	1,435	—	1,435	—
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

Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
June 30, 2026
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$27	$—	$27
	$—	$27	$—	$27
December 31, 2025
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$29	$—	$29
	$—	$29	$—	$29
The following methods were used to estimate the fair value of the class of financial instruments above:
Investment securities – The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources and discounted cash flows.
Limitations: The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2026 and December 31, 2025. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
Items measured at Level 3 fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis that are classified within Level 3 of the fair value hierarchy at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
June 30, 2026
Collateral dependent loans	$—	$—	$19	$19
Equity securities	$—	$—	$1,821	$1,821
Total	$—	$—	$1,840	$1,840

December 31, 2025
Collateral dependent loans	$—	$—	$97	$97
Equity securities	—	—	2,171	2,171
Total	$—	$—	$2,268	$2,268
The amounts disclosed above represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair value as of the dates reported on.

Collateral dependent loans - Fair values for individually evaluated collateral dependent loans are estimated using the fair value of the collateral less selling costs if the loan results in a Level 3 classification. Individually evaluated loan amounts are initially valued at the lower of cost or fair value. Individually evaluated loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Individually evaluated loans are evaluated on a quarterly basis for additional credit losses and adjusted accordingly. The estimated fair values of financial instruments disclosed above follow the guidance in ASU 2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity and marketability factors. Valuation is measured based on the fair value of the underlying collateral or the discounted cash expected future cash flows. Subsequent changes in the value of loans are included within the provision for credit losses on loans in the same manner in which it initially was recognized or as a reduction in the provision that would otherwise be reported. Loans are evaluated quarterly to determine if valuation adjustments should be recorded. The need for valuation adjustments arises when observable market prices or current appraised values of collateral indicate a shortfall in collateral value compared to current carrying values of the related loan. If the Company determines that the value of the individually evaluated loan is less than the carrying value of the loan, the Company either establishes a reserve as a specific component of the allowance for credit losses or charges off that amount. These valuation adjustments are considered nonrecurring fair value adjustments.
Equity securities – The Company measures equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, with price changes recognized in earnings.
Equity securities without readily determinable fair values
The following table presents the carrying value of equity securities without readily determinable fair values, as of June 30, 2026, with adjustments recorded during the periods presented for those securities with observable price changes, if applicable. These equity securities are included in other investments on the balance sheet.
•The Company had a $1.8 million equity interest in a specialized bank technology company as of the quarters ended June 30, 2026 and 2025.
•The Company had a $350,000 equity interest in a technology company as of the quarters ended June 30, 2026 and 2025.
•The Company had a $500,000 equity interest in financial technology company as of the quarter ended June 30, 2026. This was a new equity investment for 2026.
•The Company had a $42,000 and $47,000 equity interest in a technology company as of the quarters ended June 30, 2026 and 2025, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands; unaudited)	2026	2025	2026	2025
Carrying value, beginning of period	$2,671	$2,619	$2,171	$2,619
Purchases	—	—	500	—
Observable price change	—	(443)	—	(443)
Carrying value, end of period	$2,671	$2,176	$2,671	$2,176

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the date indicated:

(unaudited)	Valuation Technique	Unobservable Inputs	June 30, 2026 Weighted Average Rate	December 31, 2025 Weighted Average Rate
Collateral dependent loans	Collateral valuations	Discount to appraised value	8.4%	8.1%
Note 9 - (Loss) Earnings Per Common Share
The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(dollars in thousands, except earnings per share data; unaudited)
Net (loss) income	$(42,105)	$11,028	$(30,086)	$20,758
Basic weighted average number common shares outstanding	15,243,357	15,033,296	15,211,579	14,998,097
Dilutive effect of equity-based awards	0	414,627	0	250,679
Diluted weighted average number common shares outstanding	15,243,357	15,447,923	15,211,579	15,248,776
Basic (loss) earnings per share	$(2.76)	$0.73	$(1.98)	$1.38
Diluted (loss) earnings per share	$(2.76)	$0.71	$(1.98)	$1.36
Antidilutive stock options and restricted stock outstanding	382,579	79,673	384,244	41,185
Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings, however the difference in the two-class method was not significant.
Because the Company reported a net loss for the three and six months ended June 30, 2026, all potential common shares were excluded from the computation of diluted earnings per share for those periods because their effect would have been antidilutive.
Note 10 – Segment Reporting
As defined in ASC 280, Segment Reporting, an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on classifications within accounting and reporting systems, which provides line of business results. This system uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income and expense. A primary objective of this measurement system and related internal financial reporting practices are to produce consistent results that reflect the underlying financial impact of the segments on the Company and to provide a basis of support for strategic decision making. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Based on these criteria, we have identified three segments: the community bank, CCBX, and treasury & administration. The Executive Leadership Team, which includes the CEO, Presidents, CFO and other key executive members, which the Company has designated as the CODMs, evaluates the financial performance of the Company’s segments by evaluating interest income and expense, noninterest income and significant expenses. The community bank segment includes all community banking activities. A primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, and two of which are located in neighboring counties (one in King County and one in Island County). We also have a loan production office which is located in King county. The CCBX segment provides BaaS that allows digital financial service providers, companies and brands to offer their customers banking services. The CCBX segment has 30 partners as of June 30, 2026. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments.
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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables for the periods indicated:

	June 30, 2026				December 31, 2025
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Assets	(dollars in thousands; unaudited)
Cash and due from banks	$4,415	$1,111	$1,002,922	$1,008,448	$4,243	$750	$731,977	$736,970
Intrabank assets	—	989,920	(989,920)	—	—	633,600	(633,600)	—
Securities	—	—	45,245	45,245	—	—	48,247	48,247
Loans held for sale	—	107,838	—	107,838	—	71,216	—	71,216
Total loans receivable	1,982,518	2,225,752	—	4,208,270	1,941,979	1,807,552	—	3,749,531
Allowance for credit losses	(15,723)	(198,001)	—	(213,724)	(18,231)	(151,299)	—	(169,530)
All other assets	27,649	216,138	56,288	300,075	29,809	235,137	40,057	305,003
Total assets	$1,998,859	$3,342,758	$114,535	$5,456,152	$1,957,800	$2,596,956	$186,681	$4,741,437
Liabilities
Total deposits	$1,574,166	$3,287,732	$—	$4,861,898	$1,586,359	$2,557,840	$—	$4,144,199
Total borrowings	—	—	48,112	48,112	—	—	48,036	48,036
Intrabank liabilities	416,575	—	(416,575)	—	366,216	—	(366,216)	—
All other liabilities	8,118	55,026	19,551	82,695	5,225	39,116	13,902	58,243
Total liabilities	$1,998,859	$3,342,758	$(348,912)	$4,992,705	$1,957,800	$2,596,956	$(304,278)	$4,250,478

	Three months ended June 30, 2026				Three months ended June 30, 2025
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
	(dollars in thousands; unaudited)
INTEREST INCOME AND EXPENSE
Interest income	$32,517	$78,580	$7,457	$118,554	$30,603	$68,264	$8,930	$107,797
Interest (expense) income intrabank transfer	(3,931)	5,962	(2,031)	—	(3,792)	7,825	(4,033)	—
Interest expense	5,657	22,386	1,144	29,187	6,783	23,617	660	31,060
Net interest income	22,929	62,156	4,282	89,367	20,028	52,472	4,237	76,737
Provision/(Recapture) for credit losses	(2,311)	94,468	—	92,157	(216)	32,427	—	32,211
Net interest income/(expense) after provision for credit losses on loans and unfunded commitments	25,240	(32,312)	4,282	(2,790)	20,244	20,045	4,237	44,526
NONINTEREST INCOME
Deposit service charges and fees	1,045	(29)	—	1,016	913	—	—	913
Other income	155	21	466	642	174	—	(117)	57
BaaS program income	—	12,012	—	12,012	—	7,651	—	7,651
BaaS indemnification income	—	75,037	—	75,037	—	34,072	—	34,072
Noninterest income	1,200	87,041	466	88,707	1,087	41,723	(117)	42,693
NONINTEREST EXPENSE
Salaries and employee benefits	7,529	12,050	4,036	23,615	7,029	8,766	5,655	21,450
Occupancy	757	84	49	890	818	74	23	915
Data processing and software licenses	2,339	10,323	1,686	14,348	1,952	3,843	(254)	5,541
Legal and professional expenses	377	4,832	988	6,197	700	2,353	2,909	5,962
Credit enhancement receivable valuation adjustment	—	46,009	—	46,009	—	—	—	—
Other expense	956	3,475	900	5,331	2,114	1,538	25	3,677
BaaS loan expense	—	40,409	—	40,409	—	32,483	—	32,483
BaaS fraud expense	—	4,312	—	4,312	—	2,804	—	2,804
Total noninterest expense	11,958	121,494	7,659	141,111	12,613	51,861	8,358	72,832
Net income/(loss) before income taxes	14,482	(66,765)	(2,911)	(55,194)	8,718	9,907	(4,238)	14,387
Income taxes	3,731	(15,587)	(1,233)	(13,089)	2,138	2,742	(1,521)	3,359
Net income/(loss)	$10,751	$(51,178)	$(1,678)	$(42,105)	$6,580	$7,165	$(2,717)	$11,028

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
	(dollars in thousands; unaudited)
INTEREST INCOME AND EXPENSE
Interest income	$64,251	$149,733	$16,251	$230,235	$60,895	$136,119	$15,690	$212,704
Interest income (expense) intrabank transfer	(7,556)	14,118	(6,562)	—	(7,701)	13,910	(6,209)	—
Interest expense	11,228	44,485	1,798	57,511	13,387	45,198	1,320	59,905
Net interest income	45,467	119,366	7,891	172,724	39,807	104,831	8,161	152,799
Provision/(Recapture) for credit losses	(2,853)	146,408	—	143,555	291	87,701	—	87,992
Net interest income/(expense) after provision for credit losses on loans and unfunded commitments	48,320	(27,042)	7,891	29,169	39,516	17,130	8,161	64,807
NONINTEREST INCOME
Service charges and fees	1,863	3	—	1,866	1,773	—	—	1,773
Other income	269	17	892	1,178	332	—	423	755
BaaS program income	—	22,900	—	22,900	—	13,929	—	13,929
BaaS indemnification income	—	128,840	—	128,840	—	89,713	—	89,713
Noninterest income	2,132	151,760	892	154,784	2,105	103,642	423	106,170
NONINTEREST EXPENSE
Salaries and employee benefits	14,826	23,577	8,376	46,779	14,169	16,741	12,057	42,967
Occupancy	1,569	92	88	1,749	1,649	159	141	1,949
Data processing and software licenses	4,156	15,358	2,477	21,991	3,383	5,582	1,458	10,423
Legal and professional expenses	821	10,047	2,331	13,199	744	5,046	6,060	11,850
Credit enhancement receivable valuation adjustment	—	46,009	—	46,009	—	—	—	—
Other expense	1,968	6,424	1,724	10,116	3,043	3,151	1,651	7,845
BaaS loan expense	—	77,349	—	77,349	—	64,990	—	64,990
BaaS fraud expense	—	7,371	—	7,371	—	4,797	—	4,797
Total noninterest expense	23,340	186,227	14,996	224,563	22,988	100,466	21,367	144,821
Net income (loss) before income taxes	27,112	(61,509)	(6,213)	(40,610)	18,633	20,306	(12,783)	26,156
Income taxes	5,649	(14,369)	(1,804)	(10,524)	3,725	4,749	(3,076)	5,398
Net income (loss)	$21,463	$(47,140)	$(4,409)	$(30,086)	14,908	15,557	(9,707)	20,758

Note 11 – Commitments and Contingencies
Our commitments associated with outstanding commitments to extend credit and standby and commercial letters of credit are summarized in the following table. Since commitments associated with commitments to extend credit and commercial and standby letters of credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.
As of June 30, 2026 we had $2.82 billion in commitments to extend credit for on-balance sheet loans, compared to $2.31 billion as of December 31, 2025. The $507.8 million increase is largely attributed to a $220.0 million increase in credit cards, related to CCBX, a $101.2 million increase in residential real estate commitments, related to CCBX, an increase of $94.6 million in consumer and other loan commitments, related to CCBX and a $71.8 million increase in commercial and industrial capital call line commitments, also related to CCBX, partially offset by a $26.6 million decrease in commercial construction loans.
As of June 30, 2026, commitments associated with sold credit card receivables subject to receivable sale agreements totaled $6.15 billion, compared to $4.17 billion as of December 31, 2025. While we retain the customer account relationship, subsequent receivables generated by these customer accounts are sold to BaaS partners pursuant to the applicable receivable sale agreements and remain subject to the Company's established partner and portfolio limits.
The following table presents commitments associated with outstanding commitments to extend credit for on-balance sheet loans, CCBX sold credit card receivable commitments, standby and commercial letters of credit and equity investment commitments as of the periods indicated:

(dollars in thousands; unaudited)	As of June 30, 2026	As of December 31, 2025
Commitments to extend credit:
Commercial and industrial loans	$122,821	$90,281
Commercial and industrial loans – capital call lines	590,962	519,135
Construction – commercial real estate loans	31,946	58,562
Construction – residential real estate loans	43,339	39,676
Residential real estate loans	785,719	684,485
Commercial real estate loans	38,576	28,108
Credit cards	1,039,541	819,495
Consumer and other loans	162,950	68,302
Commitments to extend credit	$2,815,854	$2,308,044
CCBX sold receivable commitment	$6,153,420	$4,170,246
Standby letters of credit	$2,224	$1,042
Equity investment commitment	$917	$1,125
We have portfolio limits with each of our partners to manage loan concentration risk, liquidity risk and counterparty partner risk. For example, as of June 30, 2026, capital call lines outstanding balance totaled $204.8 million, and while commitments totaled $591.0 million, the commitments are cancelable and are also limited to a maximum of $350.0 million by agreement with the partner. These limits allow us to manage portfolio size by partner and by loan category.

Commitments to extend credit on CCBX loans are included in the table above and are summarized below:

(dollars in thousands)	As of June 30, 2026	As of December 31, 2025
Commitments to extend credit:
Commercial and industrial loans	$18,364	$23,859
Commercial and industrial loans - capital call lines	590,962	519,135
Residential real estate loans	737,158	631,973
Credit cards, consumer and other loans	1,192,148	874,245
Commitments to extend credit	$2,538,632	$2,049,212
CCBX sold receivable commitment	$6,153,420	$4,170,246
As of June 30, 2026, $1.80 billion in CCBX commitments to extend credit for on-balance sheet loans were unconditionally cancelable, compared to $1.42 billion at December 31, 2025. Commitments that are unconditionally cancelable allow us to manage loan growth, credit concentrations and liquidity. We also limit CCBX partners to a maximum aggregate customer loan balance originated and held on our balance sheet, as shown in the table below.

(dollars in thousands)	Type of Lending	Maximum Portfolio Size
Commercial and industrial loans:
Capital call lines	Business - Venture Capital	$350,000
All other commercial & industrial loans	Business - Small Business	509,897
Real estate loans:
Home equity lines of credit	Home Equity - Secured Credit Cards	356,250
Consumer and other loans:
Credit cards	Credit Cards - Primarily Consumer	1,208,750
Installment loans	Consumer	1,660,103
Other consumer and other loans	Consumer - Secured Credit Builder & Unsecured consumer	775,000
		4,860,000
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commercial and industrial loan commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For community bank lending, we evaluate each borrower's creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer. The type of collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. For CCBX lending programs, loans are originated in accordance with Bank-approved underwriting criteria established for each partner program and are subject to contractual terms and ongoing oversight and monitoring by the Bank.
Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. No losses were incurred in 2026 or 2025 under these commitments.
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
We are a bank holding company that operates through our wholly owned subsidiaries, Coastal Community Bank (“Bank”) and Arlington Olympic LLC. We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. Our business is conducted through three reportable segments: The community bank, CCBX and treasury & administration. The community bank segment includes all community banking activities, with a primary focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows digital financial service providers, companies and brands to offer their customers banking services. The CCBX segment has 30 partners as of June 30, 2026. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.
As of June 30, 2026, we had total assets of $5.46 billion, total loans receivable of $4.21 billion, total deposits of $4.86 billion and total shareholders’ equity of $463.4 million.
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

Results of Operations
Net Income
Comparison of the quarter ended June 30, 2026 to the comparable quarter in the prior year
Net loss for the three months ended June 30, 2026 was $42.1 million, or $(2.76) per diluted share, compared to net income of $11.0 million, or $0.71 per diluted share, for the three months ended June 30, 2025. The decrease in net income over the comparable period in the prior year was primarily attributable to a $68.8 million credit expense related to a single, isolated CCBX partner relationship, which included a $46.0 million credit enhancement receivable valuation adjustment and a $20.5 million increase in the provision for credit losses due primarily to the establishment of a $22.8 million specific provision related to one partner relationship for credit losses not expected to be fully collected under the partner's indemnification arrangement following an individual assessment of collectability. Data processing and software licenses were $8.8 million higher due to $4.4 million of capitalized software amortization due to shortened useful lives associated with technology modernization as well as continued investments in growth, technology and risk management. Those expenses were partially offset by a $10.8 million increase in interest income due to an increase in average loans receivable, an increase in BaaS program income of $4.4 million and a decrease in interest expense of $1.9 million.
BaaS credit enhancement income increased $39.5 million, primarily due to loan growth and changes in the composition of the CCBX loan portfolio. This increase corresponds to a $59.9 million increase in the provision for credit losses associated with expected credit losses covered under partners' credit enhancement arrangements, with the difference between the two primarily attributable to a specific reserve for one partner's expected credit losses not expected to be fully collected under that partner's indemnification arrangement, as discussed above. For more information on the accounting for BaaS allowance for credit losses, reserve for unfunded commitments, credit enhancements and fraud enhancements see the section titled “CCBX – BaaS Reporting Information.”

Comparison of the six months ended June 30, 2026 to the comparable period in the prior year
Net loss for the six months ended June 30, 2026 was $30.1 million, or $(1.98) per diluted share, compared to net income of $20.8 million, or $1.36 per diluted share, for the six months ended June 30, 2025. The decrease in net income over the comparable period in the prior year was primarily attributable to a $46.0 million credit enhancement receivable valuation adjustment related to the assessment of collectability of a CCBX partner, a $55.6 million increase in the provision for credit losses related an increase in loans receivable combined with the establishment of a specific reserve related to one partner relationship for credit losses not expected to be fully collected under the partner's indemnification arrangement following an individual assessment of collectability. Also contributing to the variance was an increase of $12.4 million in BaaS loan expense, an $11.6 million increase in data processing and software licenses, a $3.8 million increase in salaries and employee benefits and a $1.3 million increase in legal and professional expenses, all due to continued investments in growth, technology and risk management. Partially offsetting these expense was an increase of $19.9 million in net interest income and an increase in BaaS program income of $9.0 million.
Net Interest Income
Comparison of the quarter ended June 30, 2026 to the comparable quarter in the prior year
Net interest income for the three months ended June 30, 2026 was $89.4 million, compared to $76.7 million for the three months ended June 30, 2025, an increase of $12.6 million, or 16.4%. The increase in net interest income compared to the quarter ended June 30, 2025 was primarily related to growth in loans receivable, partially offset by a decrease in loan yield and a decrease in interest from interest earning deposits with other banks due to lower interest rates. The average balance of loans was $580.6 million higher and average interest earning deposits with other banks was $11.8 million lower for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
Total interest and fees on loans were $111.1 million for the three months ended June 30, 2026, compared to $98.9 million for the three months ended June 30, 2025. The $12.2 million increase in interest and fees on loans for the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025, was largely due to growth in loans, primarily from CCBX. Total loans receivable was $4.21 billion at June 30, 2026, compared to $3.54 billion at June 30, 2025. CCBX average loans receivable was $2.16 billion for the quarter ended June 30, 2026, compared to $1.69 billion for the quarter ended June 30, 2025, an increase of $476.1 million, or 28.2%. Average CCBX yield of 14.56% was earned on CCBX loans for the quarter ended June 30, 2026, compared to 16.22% for the quarter ended June 30, 2025. The lower loan yield is the result of lower rates compared to the prior year period as well as a change in the loan mix. The Federal Open Market Committee ("FOMC") of the Federal Reserve last lowered the targeted federal funds rate by 0.25% on December 11, 2025, a reduction of 0.75% compared to June 30, 2025. Additionally, lower rate capital call lines were $5.2 million higher compared to June 30, 2025. These loans earn a lower rate of interest, but have less credit risk due to the way the loans are structured compared to other commercial loans. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Community bank average loans receivable was $1.98 billion at June 30, 2026, compared to $1.88 billion at June 30, 2025, an increase of $104.4 million, or 5.6%. An average community bank yield of 6.57% was earned on community bank loans for the quarter ended June 30, 2026, compared to 6.53% for the quarter ended June 30, 2025.
Interest income from interest earning deposits with other banks was $6.6 million for the quarter ended June 30, 2026, a decrease of $1.5 million, or 18.3%, primarily due to a decrease in interest rates compared to the quarter ended June 30, 2025. The average balance of interest earning deposits invested with other banks for the three months ended June 30, 2026 was $717.9 million, compared to $729.7 million for the three months ended June 30, 2025. The yield on these interest earning deposits with other banks decreased 0.75%, which is in line with the reduction in Fed funds compared to the prior year period, to 3.69% compared to 4.44% at June 30, 2025. Interest income on investment securities decreased $14,000 to $612,000 at June 30, 2026, compared to $626,000 at June 30, 2025. Average investment securities decreased $482,000 from $46.3 million for the three months ended June 30, 2025 to $45.8 million for the three months ended June 30, 2026, as a result of principal paydowns. Average yield on investment securities decreased to 5.36% for the three months ended June 30, 2026, compared to 5.42% for the three months ended June 30, 2025.
Interest expense was $29.2 million for the quarter ended June 30, 2026, a $1.9 million decrease from the quarter ended June 30, 2025. Interest expense on deposits was $28.0 million for the quarter ended June 30, 2026, compared to $30.4 million for the quarter ended June 30, 2025. The $2.4 million decrease in interest expense on deposits was largely due to lower interest rates despite an increase of $411.5 million in average interest bearing deposits compared to the quarter ended June 30, 2025. Interest on borrowed funds was $1.1 million for the quarter ended June 30, 2026, compared to $660,000 for the quarter ended June 30, 2025 primarily due to higher average borrowings resulting from changes in the Company's liquidity management and funding strategy.
Cost of funds was 2.62% for the quarter ended June 30, 2026, which was a decrease of 0.51% from 3.13% for the quarter ended June 30, 2025. Cost of deposits for the quarter ended June 30, 2026 was 2.57%, which was a 0.53% decrease from 3.10% for the quarter ended June 30, 2025. These decreases were largely due to lower interest rates combined with changes in liquidity management and funding strategy.
Net interest margin was 7.27% for the three months ended June 30, 2026, compared to 7.06% for the three months ended June 30, 2025. The increase in net interest margin compared to the three months ended June 30, 2025 was largely due to a decrease in cost of funds, partially offset by a decrease in loan yield.
Total yield on loans receivable for the quarter ended June 30, 2026 was 10.74%, compared to 11.11% for the quarter ended June 30, 2025. This decrease in yield on loans receivable is the result of lower rates compared to the prior year period as well as a change in the loan mix. Lower rate CCBX capital call lines were $5.2 million higher compared to June 30, 2025. The composition of the loan portfolio is shifting with CCBX average loans increasing to 52.2% of the total loan portfolio for the quarter ended June 30, 2026, compared to 47.3% for the quarter ended June 30, 2025, and the average community bank loans decreasing to 47.8% of the loan portfolio for the quarter ended June 30, 2026, compared to 52.7% for the quarter ended June 30, 2025. For the quarter ended June 30, 2026, average CCBX loans increased $476.1 million, or 28.2%, with an average CCBX yield of 14.56%, compared to 16.22% at the quarter ended June 30, 2025. This reflects a lower rate environment as well as our ongoing strategy to grow a more diversified CCBX loan portfolio with a greater proportion of lower-risk loan products and improved portfolio credit quality, which results in lower average yields. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Average community bank loans increased $104.4 million, or 5.6% due to growth and normal balance fluctuations. Average yield on community bank loans for the three months ended June 30, 2026 was 6.57%, compared to 6.53% for the three months ended June 30, 2025.

The following tables (1) show the average yield on loans and cost of deposits by segment and (2) illustrate how BaaS loan interest income is affected by BaaS loan expense resulting in net BaaS loan income and the associated yield for the periods indicated:

	For the Three Months Ended
	June 30, 2026		June 30, 2025
(unaudited)	Yield on Loans (2)	Cost of Deposits (2)	Yield on Loans (2)	Cost of Deposits (2)
Community Bank	6.57%	1.46%	6.53%	1.77%
CCBX(1)	14.56%	3.19%	16.22%	3.96%
Consolidated	10.74%	2.57%	11.11%	3.10%
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
(2)Annualized calculations shown for periods presented.

	For the Three Months Ended
	June 30, 2026		June 30, 2025
(dollars in thousands, unaudited)	Income / Expense	Income / expense divided by average CCBX loans (2)	Income / Expense	Income / expense divided by average CCBX loans (2)
BaaS loan interest income	$78,580	14.56%	$68,264	16.22%
Less: BaaS loan expense	40,409	7.49%	32,483	7.72%
Net BaaS loan income (1)	$38,171	7.07%	$35,781	8.50%
Average BaaS Loans(3)	$2,164,634		$1,688,492
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2)Annualized calculations shown for periods presented.
(3)Includes loans held for sale.
For the three months ended June 30, 2026, net interest margin (net interest income divided by the average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 7.27% and 6.63%, respectively, compared to 7.06% and 6.27%, respectively, for the three months ended June 30, 2025.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees, net of loan costs included in interest income totaled $2.7 million and $2.1 million for the three months ended June 30, 2026 and 2025, respectively. For the each of the three months ended June 30, 2026 and 2025, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Three Months Ended June 30,
	2026			2025
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Consolidated
Assets
Interest earning assets:
Interest earning deposits with other banks	$717,893	$6,607	3.69%	$729,652	$8,085	4.44%
Investment securities, available-for-sale (2)	28	—	—	35	—	—
Investment securities, held-to-maturity (2)	45,781	612	5.36	46,256	626	5.43
Other investments	16,268	238	5.87	12,825	219	6.85
Loans receivable (3)	4,148,380	111,097	10.74	3,567,823	98,867	11.11
Total interest earning assets	4,928,350	118,554	9.65	4,356,591	107,797	9.92
Noninterest earning assets:
Allowance for credit losses	(171,130)			(176,022)
Other noninterest earning assets	327,580			298,698
Total assets	$5,084,800			$4,479,267

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$3,781,107	$28,043	2.97%	$3,369,574	$30,400	3.62%
Fed funds borrowings	1,099	11	4.01	—	—	—
FHLB advances and other borrowings	48,725	480	3.95	3	1	—
Subordinated debt	44,494	598	5.39	44,345	598	5.41
Junior subordinated debentures	3,594	55	6.14	3,592	61	6.81
Total interest bearing liabilities	3,879,019	29,187	3.02	3,417,514	31,060	3.65
Noninterest bearing deposits	588,188			562,174
Other liabilities	107,447			44,452
Total shareholders' equity	510,146			455,127
Total liabilities and shareholders' equity	$5,084,800			$4,479,267
Net interest income		$89,367			$76,737
Interest rate spread			6.63%			6.27%
Net interest margin (4)			7.27%			7.06%
(1)Yields and costs are annualized.
(2)For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(3)Includes loans held for sale and nonaccrual loans.
(4)Net interest margin represents net interest income divided by the average total interest earning assets.

The following tables present an analysis of certain average balances, interest income and expense by segment:

	For the Three Months Ended
	June 30, 2026			June 30, 2025
(dollars in thousands, unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Community Bank
Assets
Interest earning assets:
Loans receivable (2)	$1,983,746	$32,517	6.57%	$1,879,331	$30,603	6.53%
Total interest earning assets	1,983,746	32,517	6.57	1,879,331	30,603	6.53
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$1,062,196	$5,657	2.14%	$1,048,506	$6,783	2.59%
Intrabank liability	426,969	3,931	3.69	342,232	3,792	4.44
Total interest bearing liabilities	1,489,165	9,588	2.58	1,390,738	10,575	3.05
Noninterest bearing deposits	494,581			488,593
Net interest income		$22,929			$20,028
Net interest margin(3)			4.64%			4.27%

CCBX
Assets
Interest earning assets:
Loans receivable (2)(4)	$2,164,634	$78,580	14.56%	$1,688,492	$68,264	16.22%
Intrabank asset	647,884	5,962	3.69	706,157	7,825	4.44
Total interest earning assets	2,812,518	84,542	12.06	2,394,649	76,089	12.74
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$2,718,911	$22,386	3.30%	$2,321,068	$23,617	4.08%
Total interest bearing liabilities	2,718,911	22,386	3.30	2,321,068	23,617	4.08
Noninterest bearing deposits	93,607			73,581
Net interest income		$62,156			$52,472
Net interest margin(3)			8.86%			8.79%
Net interest margin, net of BaaS loan expense (5)			3.10%			3.35%

	For the Three Months Ended
	June 30, 2026			June 30, 2025
(dollars in thousands, unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Treasury & Administration
Assets
Interest earning assets:
Interest earning deposits with other banks	$717,893	$6,607	3.69%	$729,652	$8,085	4.44%
Investment securities, available for sale (6)	28	—	3.52	35	—	—
Investment securities, held to maturity (6)	45,781	612	5.36	46,256	626	5.43
Other investments	16,268	238	5.87	12,825	219	6.85
Total interest earning assets	779,970	7,457	3.83	788,768	8,930	4.54
Liabilities
Interest bearing liabilities:
Fed funds borrowings	$1,099	$11	4.01%	—	—	—%
FHLB advances and borrowings	48,725	480	3.95	3	1	—
Subordinated debt	44,494	598	5.39	44,345	598	5.41
Junior subordinated debentures	3,594	55	6.14	3,592	61	6.81
Intrabank liability, net (7)	220,915	2,031	3.69	363,925	4,033	4.44
Total interest bearing liabilities	318,827	3,175	3.99	411,865	4,693	4.57
Net interest income		$4,282			$4,237
Net interest margin(3)			2.20%			2.15%
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

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the increase in loan interest income, which is attributed to a $15.5 million increase in loan volume, partially offset by a $3.3 million decrease in loan rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Three months ended June 30, 2026 Compared to Three months ended June 30, 2025
	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands; unaudited)	Volume	Rate
Interest income:
Interest earning deposits	$(81)	$(1,397)	$(1,478)
Investment securities, available-for-sale	—	—	—
Investment securities, held-to-maturity	(6)	(8)	(14)
Other investments	50	(31)	19
Loans receivable	15,548	(3,318)	12,230
Total increase in interest income	15,511	(4,754)	10,757

Interest expense:
Interest bearing deposits	3,079	(5,436)	(2,357)
Fed funds borrowings	11	—	11
FHLB advances and other borrowings	480	(1)	479
Subordinated debt	2	(2)	—
Junior subordinated debentures	—	(6)	(6)
Total increase in interest expense	3,572	(5,445)	(1,873)
Increase in net interest income	$11,939	$691	$12,630
Comparison of the six months ended June 30, 2026 to the comparable period in the prior year
Net interest income for the six months ended June 30, 2026, was $172.7 million, compared to $152.8 million for the six months ended June 30, 2025, an increase of $19.9 million, or 13.0%. The increase in net interest income compared to the six months ended June 30, 2025 was largely related to growth in CCBX loans and a decrease in interest expense as a result of lower interest rates.
Interest and fees on loans totaled $214.0 million for the six months ended June 30, 2026 compared to $197.0 million for the six months ended June 30, 2025. The $17.0 million increase in interest and fees on loans for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was largely due to growth in CCBX loans, partially offset by a decrease in interest rates. Total average loans receivable for the six months ended June 30, 2026 was $4.01 billion, compared to $3.54 billion for the six months ended June 30, 2025.
CCBX average loans receivable grew to $2.04 billion for the six months ended June 30, 2026, compared to $1.66 billion for the six months ended June 30, 2025, an increase of $384.8 million, or 23.2%. Average CCBX yield of 14.77% was earned on CCBX loans for the six months ended June 30, 2026, compared to 16.54% for the six months ended June 30, 2025. This decrease in yield on loans receivable is the result of lower rates compared to the prior year period as well as a change in the loan mix. Lower rate capital call lines were $5.2 million higher compared to June 30, 2025. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield.
Community bank average loans receivable was $1.97 billion for the six months ended June 30, 2026, an increase of $89.5 million, or 4.8%, compared to the prior year period. Average yield of 6.58% was earned on community bank loans for the six months ended June 30, 2026, compared to 6.53% for the six months ended June 30, 2025.

Interest income from interest earning deposits with other banks was $14.7 million for the six months ended June 30, 2026, an increase of $580,000 due to an increase in balances, partially offset by a decrease in interest rates, compared to the six months ended June 30, 2025. The average balance of interest earning deposits invested with other banks for the six months ended June 30, 2026 was $804.2 million, compared to $642.0 million for the six months ended June 30, 2025. Interest income on investment securities decreased $42,000 to $1.2 million at June 30, 2026, compared to $1.3 million at June 30, 2025. Average investment securities decreased $114,000 from $46.7 million for the six months ended June 30, 2025 to $46.6 million for the six months ended June 30, 2026 as a result of principal paydowns.
Interest expense was $57.5 million for the six months ended June 30, 2026, a $2.4 million decrease from the six months ended June 30, 2025. Interest expense on deposits was $55.7 million for the six months ended June 30, 2026, compared to $58.6 million for the six months ended June 30, 2025. The $2.9 million decrease in interest expense on deposits was due to a decrease in interest rates despite an increase in average interest bearing deposits of $528.2 million. Interest on borrowed funds was $1.8 million for the six months ended June 30, 2026 and $478,000 more than the six months ended June 30, 2025 as a result of a higher average borrowings resulting from changes in the Company's liquidity management and funding strategy.
Net interest margin was 7.14% for the six months ended June 30, 2026, compared to 7.27% for the six months ended June 30, 2025. The decrease in net interest margin compared to the six months ended June 30, 2025 was largely a result of a decrease of 0.47% for yield on loans, partially offset by a decrease of 0.52% for cost of deposits. Average interest bearing deposits increased $528.2 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, and while the average rate paid on those deposits declined, the benefit of the lower rates to the overall net interest margin was largely offset by the higher average deposit balances.
Cost of funds was 2.61% for the six months ended June 30, 2026, compared to 3.12% for the six months ended June 30, 2025. Cost of deposits for the six months ended June 30, 2026 was 2.57%, which was a 0.52% decrease, from 3.09% for the six months ended June 30, 2025. These decreases were largely due to lower interest rates compared to the prior year period.
Total yield on loans receivable for the six months ended June 30, 2026 was 10.75%, compared to 11.22% for the six months ended June 30, 2025. This decrease in yield on loans receivable is primarily attributed to lower interest rates and a change in loan mix. For the six months ended June 30, 2026, average CCBX loans increased $384.8 million, or 23.2%. There was an increase in average community bank loans of $89.5 million, or 4.8%, compared to the six months ended June 30, 2025. Average yield on community bank loans for the six months ended June 30, 2026 was 6.58%. compared to 6.53% for the six months ended June 30, 2025.
The following tables show the average yield on loans and cost of deposits by segment and also illustrates the impact of BaaS loan expense on CCBX yield on loans:

	For the Six Months Ended
	June 30, 2026		June 30, 2025
(unaudited)	Yield on Loans (2)	Cost of Deposits (2)	Yield on Loans (2)	Cost of Deposits (2)
Community Bank	6.58%	1.46%	6.53%	1.76%
CCBX (1)	14.77%	3.18%	16.54%	3.98%
Consolidated	10.75%	2.57%	11.22%	3.09%
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
(2)Annualized calculations shown for periods presented.

	For the Six Months Ended
	June 30, 2026		June 30, 2025
(dollars in thousands; unaudited)	Income / Expense	Income / expense divided by average CCBX loans (2)	Income / Expense	Income / expense divided by average CCBX loans (2)
BaaS loan interest income	$149,733	14.77%	$136,119	16.54%
Less: BaaS loan expense	77,349	7.63%	64,990	7.90%
Net BaaS loan income (1)	$72,384	7.14%	$71,129	8.64%
Average BaaS Loans(3)	$2,044,279		$1,659,451
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2)Annualized calculations shown for periods presented.
(3)Includes loans held for sale.
For the six months ended June 30, 2026, net interest margin and net interest spread were 7.14% and 6.51%, respectively, compared to 7.27% and 6.47%, respectively, for the six months ended June 30, 2025.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees, net of loan costs, included in interest income totaled $5.2 million and $4.2 million for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Six Months Ended June 30,
	2026			2025
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Consolidated
Assets
Interest earning assets:
Interest earning deposits with other banks	$804,223	$14,735	3.69%	$642,010	$14,155	4.45%
Investment securities, available-for-sale (2)	29	1	6.95	36	1	5.60
Investment securities, held-to-maturity (2)	46,596	1,233	5.34	46,703	1,275	5.51
Other investments	14,650	282	3.88	12,294	259	4.25
Loans receivable (3)	4,014,248	213,984	10.75	3,539,928	197,014	11.22
Total interest earning assets	4,879,746	230,235	9.51	4,240,971	212,704	10.11
Noninterest earning assets:
Allowance for credit losses	(169,070)			(173,297)
Other noninterest earning assets	326,128			297,850
Total assets	$5,036,804			$4,365,524

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$3,796,732	$55,713	2.96%	$3,268,540	$58,585	3.61%
Fed funds borrowings	553	11	4.01	—	—	—
FHLB advances and other borrowings	24,497	480	3.95	2	1	—
Subordinated debt	44,476	1,197	5.43	44,327	1,197	5.45
Junior subordinated debentures	3,594	110	6.17	3,592	122	6.85
Total interest bearing liabilities	3,869,852	57,511	3.00	3,316,461	59,905	3.64
Noninterest bearing deposits	579,599			553,030
Other liabilities	83,522			47,024
Total shareholders' equity	503,831			449,009
Total liabilities and shareholders' equity	$5,036,804			$4,365,524
Net interest income		$172,724			$152,799
Interest rate spread			6.51%			6.47%
Net interest margin (4)			7.14%			7.27%
(1)Yields and costs are annualized.
(2)For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(3)Includes loans held for sale and nonaccrual loans.
(4)Net interest margin represents net interest income divided by the average total interest earning assets.

The following table presents an analysis of certain average balances, interest income and interest expense by segment:

	For the Six Months Ended
	June 30, 2026			June 30, 2025
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Community Bank
Assets
Interest earning assets:
Loans receivable (2)	$1,969,969	$64,251	6.58%	$1,880,477	$60,895	6.53%
Total interest earning assets	1,969,969	64,251	6.58	1,880,477	60,895	6.53
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$1,066,866	$11,228	2.12%	$1,047,245	$13,387	2.58%
Intrabank liability	415,488	7,556	3.67	349,245	7,701	4.45
Total interest bearing liabilities	1,482,354	18,784	2.56	1,396,490	21,088	3.05
Noninterest bearing deposits	487,615			483,987
Net interest income		$45,467			$39,807
Net interest margin(3)			4.65%			4.27%

CCBX
Assets
Interest earning assets:
Loans receivable (2)(4)	$2,044,279	$149,733	14.77%	$1,659,451	$136,119	16.54%
Intrabank asset	777,571	14,118	3.66	630,887	13,910	4.45
Total interest earning assets	2,821,850	163,851	11.71	2,290,338	150,029	13.21
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$2,729,866	$44,485	3.29%	$2,221,295	$45,198	4.10%
Total interest bearing liabilities	2,729,866	44,485	3.29	2,221,295	45,198	4.10
Noninterest bearing deposits	91,984			69,043
Net interest income		$119,366			$104,831
Net interest margin(3)			8.53%			9.23%
Net interest margin, net of BaaS loan expense (5)			3.00%			3.51%

	For the Six Months Ended
	June 30, 2026			June 30, 2025
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Treasury & Administration
Assets
Interest earning assets:
Loans receivable (2)	$—	$—	—%	$—	$—	—%
Interest earning deposits with other banks	$804,223	$14,735	3.69%	$642,010	$14,155	4.45%
Investment securities, available for sale (6)	29	1	6.95	36	1	5.60
Investment securities, held to maturity (6)	46,596	1,233	5.34	46,703	1,275	5.51
Other investments	14,650	282	3.88	12,294	259	4.25
Total interest earning assets	865,498	16,251	3.79%	701,043	15,690	4.51%
Liabilities
Interest bearing liabilities:
Fed funds borrowings	$553	$11	4.01%	$—	$—	—%
FHLB advances and borrowings	24,497	480	3.95	2	1	—
Subordinated debt	44,476	1,197	5.43	44,327	1,197	5.45
Junior subordinated debentures	3,594	110	6.17	3,592	122	6.85
Intrabank liability, net (7)	362,083	6,562	3.65	281,642	6,209	4.45
Total interest bearing liabilities	435,203	8,360	3.87	329,563	7,529	4.61
Net interest income		$7,891			$8,161
Net interest margin(3)			1.84%			2.35%
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

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates that the largest change is in loans receivable and consists of a $25.3 million increase in loan interest income attributed to an increase in loan volume, partially offset by a decrease of $8.3 million in loan interest income attributed to a decrease in loan rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025
	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands; unaudited)	Volume	Rate
Interest income:
Interest earning deposits	$2,972	$(2,392)	$580
Investment securities, available-for-sale	—	—	—
Investment securities, held-to-maturity	(3)	(39)	(42)
Other Investments	45	(22)	23
Loans receivable	25,284	(8,314)	16,970
Total increase in interest income	28,298	(10,767)	17,531

Interest expense:
Interest bearing deposits	7,687	(10,559)	(2,872)
Fed funds borrowings	11	—	11
FHLB advances	480	(1)	479
Subordinated debt	4	(4)	—
Junior subordinated debentures	—	(12)	(12)
Total increase in interest expense	8,182	(10,576)	(2,394)
Increase in net interest income	$20,116	$(191)	$19,925
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
The macro economic environment is continuously changing, primarily due to the pace of economic growth, inflation, changing interest rates, global trade tensions, tariffs, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters and trade issues that may impact the provision and therefore the allowance. Gross loans, excluding loans held for sale, totaled $4.21 billion at June 30, 2026. The allowance for credit losses as a percentage of loans was 5.08% at June 30, 2026, compared to 4.65% at June 30, 2025.
Agreements with our CCBX partners provide for a credit enhancement under which the partner indemnifies or reimburses the Bank for covered losses. As a result, while the Company records an allowance for expected credit losses on CCBX loans in accordance with U.S. GAAP, the related credit risk is substantially mitigated through the partners' contractual indemnification obligations. When provision expense is recognized for CCBX credit losses and unfunded commitments that are subject to partner indemnification, we also record a credit enhancement asset through noninterest income (BaaS credit enhancements) representing amounts contractually due under the applicable partner agreements. We evaluate the collectability of the credit enhancement asset each reporting period and record a valuation adjustment when collection of all or a portion of the asset is no longer considered probable. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner or taken from the partner's cash reserve account. Management regularly evaluates and manages counterparty risk associated with its CCBX partners, as the Bank could incur additional credit losses to the extent a partner is unable to fulfill its contractual obligations.

Comparison of the quarter ended June 30, 2026 to the comparable quarter in the prior year
The provision for credit losses for the three months ended June 30, 2026 was $92.2 million, compared to $32.2 million for the three months ended June 30, 2025. This includes a provision for credit losses on loans for the three months ended June 30, 2026 of $91.9 million, compared to $30.9 million for the three months ended June 30, 2025. The increase in the provision for credit losses compared to the prior year quarter was primarily driven by loan growth, changes in the composition of the loan portfolio and the establishment of a $22.8 million specific provision related to one partner relationship for credit losses not expected to be fully collected under the partner's indemnification arrangement following an individual assessment of collectability. During the quarter ended June 30, 2026, a $94.3 million provision for credit losses on loans was recorded for CCBX partner loans. The factors used in management’s analysis for community bank credit losses indicated that a provision recapture for credit losses on loans of $2.2 million was needed for the quarter ended June 30, 2026, largely due to a decrease in weighted average life of the CRE portfolio and an improvement in the overall mix of the portfolio.
A provision for unfunded commitments of $213,000 was recorded for the quarter ended June 30, 2026, primarily as a result of a change in the loan mix of available balance, compared to a $1.5 million provision for the three months ended June 30, 2025. A $12,000 provision for accrued interest receivable on CCBX loans was recorded for the quarter ended June 30, 2026, compared to $182,000 provision recapture for the three months ended June 30, 2025.
The following table shows the provision expense (recapture) for loans by segment for the periods indicated:

	Three Months Ended
(dollars in thousands; unaudited)	June 30, 2026	June 30, 2025
Community bank	$(2,164)	$(47)
CCBX	94,309	30,976
Total provision expense	$92,145	$30,929
Net charge-offs for the quarter ended June 30, 2026 totaled $50.6 million, or 4.90% of total average loans, compared to $49.3 million, or 5.54% of total average loans, for the quarter ended June 30, 2025. Net charge-offs as a percent of loans were down in 2026 compared to 2025, primarily due to our on-going efforts to improve the credit quality of CCBX loans. However, in general, loans originated through CCBX partners have a higher level of expected losses than our community bank loans as reflected in the factors for allowance for credit losses. In accordance with GAAP, CCBX losses are recorded as charge-offs, but CCBX partner agreements provide for a credit enhancement that indemnifies the Bank from incurred losses, and as a result CCBX partners reimburse the Bank for net-charge-offs on CCBX loans and negative deposit accounts, except under one partner program, the Company retains ownership of approximately 5% of a $350.8 million loan portfolio and retains the credit losses provision for that portfolio. At June 30, 2026, our portion of this portfolio represented $23.4 million in loans. For the three months ended June 30, 2026, $50.6 million of net charge-offs were recognized for CCBX loans and $54,000 were recognized on community bank loans. For the three months ended June 30, 2025, $49.3 million of net charge-offs were recognized on CCBX loans and $9,000 were recognized for community bank loans.
The following table shows the total charge-off activity by segment for the periods indicated:

	Three Months Ended
	June 30, 2026			June 30, 2025
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$56	$58,162	$58,218	$11	$53,769	$53,780
Gross recoveries	(2)	(7,581)	(7,583)	(2)	(4,465)	(4,467)
Net charge-offs (recoveries)	$54	$50,581	$50,635	$9	$49,304	$49,313
Net charge-offs to average loans (1)	0.01%	9.37%	4.90%	0.00%	11.71%	5.54%
(1) Annualized calculations shown for periods presented.

Comparison of the six months ended June 30, 2026 to the comparable period in the prior year
The provision for credit losses on loans for the six months ended June 30, 2026 was $143.3 million, compared to $85.3 million for the six months ended June 30, 2025. The increase in the Company’s provision for credit losses on loans during the quarter ended June 30, 2026, is largely related to loan growth, changes in the composition of the loan portfolio, and the establishment of a $22.8 million specific provision related to one partner relationship for credit losses not expected to be fully collected under the partner's indemnification arrangement following an individual assessment of collectability. During the six months ended June 30, 2026, a $146.9 million provision for credit losses on loans was recorded for loans originated through CCBX partners based on management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a provision recapture of $3.6 million was needed for the six months ended June 30, 2026, due to a decrease in weighted average life of the CRE portfolio and an improvement in the overall mix of the portfolio.
The following table shows the provision expense (recapture) by segment for the periods indicated:

	Six Months Ended
(dollars in thousands; unaudited)	June 30, 2026	June 30, 2025
Community bank	$(3,592)	$18
CCBX	146,872	85,295
Total provision expense	$143,280	$85,313
Net charge-offs for the six months ended June 30, 2026 totaled $100.2 million, or 5.03% of total average loans, as compared to net charge-offs of $97.5 million, or 5.55% of total average loans, for the six months ended June 30, 2025. Net charge-offs as a percent of average total loans decreased in the first six months of 2026 compared to the same period of 2025 as a result of the improvement in the performance of loans originated through CCBX partners and our focus on originating higher quality CCBX loans. In accordance with GAAP, CCBX loan losses are recorded as charge-offs, but CCBX partner agreements provide for a credit enhancement that indemnifies the Bank, and CCBX partners reimburse the Bank for net-charge-offs on CCBX loans, negative deposit accounts, and accrued interest receivable on CCBX loans, under one partner program, the Company retains ownership of approximately 5% of a $350.8 million loan portfolio and retains the credit losses provision for that portfolio. At June 30, 2026, our portion of this portfolio represented $23.4 million in loans. For the six months ended June 30, 2026, $100.2 million of net charge-offs were recognized for CCBX loans and $53,000 of net charge-offs recognized for community bank loans. For the six months ended June 30, 2025, $97.5 million of net charge-offs were recognized for CCBX and $6,000 of net charge-offs were recognized for community bank loans.

	Six Months Ended
	June 30, 2026			June 30, 2025
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$58	$112,683	$112,741	$15	$107,451	$107,466
Gross recoveries	(5)	(12,514)	(12,519)	(9)	(9,944)	(9,953)
Net charge-offs	$53	$100,169	$100,222	$6	$97,507	$97,513
Net charge-offs to average loans(1)	0.01%	9.88%	5.03%	0.00%	11.85%	5.55%
(1) Annualized calculations shown for periods presented.
Noninterest Income
Our primary sources of recurring noninterest income are BaaS indemnification income, BaaS program income and service charges and fees. Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest or similar method.
Comparison of the quarter ended June 30, 2026 to the comparable quarter in the prior year
For the three months ended June 30, 2026, noninterest income totaled $88.7 million, an increase of $46.0 million, or 107.8%, compared to $42.7 million for the three months ended June 30, 2025. The increase is primarily attributed to higher BaaS indemnification income which is related to the provision for credit losses on CCBX loans. A $4.4 million increase in BaaS program income also contributed to the increase in noninterest income.
The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2026	2025
Service charges and fees	$1,016	$913	$103	11.3%
Unrealized gain (loss) on equity securities, net	(25)	(439)	414	(94.3)
Other	667	496	171	34.5
Noninterest income, excluding BaaS program income and BaaS indemnification income	1,658	970	688	70.9
Servicing and other BaaS fees	2,917	1,896	1,021	53.9
Transaction and interchange fees	6,836	5,109	1,727	33.8
Reimbursement of expenses	2,259	646	1,613	249.7
BaaS program income	12,012	7,651	4,361	57.0
BaaS credit enhancements	70,725	31,268	39,457	126.2
BaaS fraud enhancements	4,312	2,804	1,508	53.8
BaaS indemnification income	75,037	34,072	40,965	120.2
Total BaaS income	87,049	41,723	45,326	108.6
Total noninterest income	$88,707	$42,693	$46,014	107.8%
Comparison of the six months ended June 30, 2026 to the comparable period in the prior year
For the six months ended June 30, 2026, noninterest income totaled $154.8 million, an increase of $48.6 million, or 45.8%, compared to $106.2 million for the six months ended June 30, 2025. The increase is largely attributed to higher BaaS indemnification income, which is related to the provision for credit losses on CCBX loans. An increase of $9.0 million in BaaS program income also contributed to the year over year increase.
The following table presents, for the periods indicated, the major categories of noninterest income:

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2026	2025
Service charges and fees	$1,866	$1,773	$93	5.2%
Unrealized gain (loss) on equity securities, net	101	(423)	524	(123.9)
Other	1,077	1,178	(101)	(8.6)
Noninterest income, excluding BaaS program income and BaaS indemnification income	3,044	2,528	516	20.4
Servicing and other BaaS fees	5,540	3,315	2,225	67.1
Transaction and interchange fees	12,709	8,942	3,767	42.1
Reimbursement of expenses	4,651	1,672	2,979	178.2
BaaS program income	22,900	13,929	8,971	64.4
BaaS credit enhancements	121,469	84,916	36,553	43.0
BaaS fraud enhancements	7,371	4,797	2,574	53.7
BaaS indemnification income	128,840	89,713	39,127	43.6
Total BaaS income	151,740	103,642	48,098	46.4
Total noninterest income	$154,784	$106,170	$48,614	45.8%

Summary of significant noninterest income for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025
A description of our largest noninterest income categories are below:
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
For the six months ended June 30, 2026, we earned $151.7 million in BaaS fees, which was an increase of $48.1 million, or 46.4%, over the six months ended June 30, 2025, when we earned $103.6 million in BaaS fees. The increase was primarily due to an increase of $9.0 million in total BaaS fee program income, which was the result of increased partner activity, and an increase of $2.6 million in BaaS fraud enhancements. Also contributing was an increase of $36.6 million in BaaS credit enhancements related to the allowance for credit losses.
Service Charges and Fees. Service charges and fees include service charges on accounts, point-of-sale fees, merchant services fees and overdraft fees. Together they constitute the largest component of our noninterest income, outside of BaaS income.
Service charges and fees were $1.9 million for the six months ended June 30, 2026, an increase of $93,000, or 5.2%, from the comparable quarter in the prior year.
Unrealized loss on equity securities, net. During the six months ended June 30, 2026, we recognized an unrealized net gain on equity securities of $101,000 compared to the six months ended June 30, 2025, when there was a net unrealized loss of $423,000 recognized. We hold $4.5 million in total equity funds and investments, $4.1 million of which is in equity securities of entities that are focused on providing products to the BaaS and financial services space.
Other. This category includes a variety of other income-producing activities, credit card fee income, wire transfer fees, interest earned on bank owned life insurance (“BOLI”), and SBA and USDA servicing fees.
Noninterest Expense
Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest components of noninterest expense are credit enhancement receivable valuation adjustment, BaaS loan and fraud expense combined, salaries and employee benefits and data processing and software licenses. Noninterest expense also includes operational expenses, such as legal and professional expenses, occupancy, point of sale expenses, FDIC assessments, director and staff expenses, excise taxes, marketing and other expenses.
Comparison of the quarter ended June 30, 2026 to the comparable quarter in the prior year
The $68.3 million increase in noninterest expenses for the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025 was largely due to a was primarily due to a $46.0 million credit enhancement receivable valuation adjustment related to the assessment of collectability of a CCBX partner, an $8.8 million increase in data processing and software licenses and a $2.2 million increase in salary and employee benefits. These increases are largely due to the growth of the Company and investments in technology and risk management. BaaS loan expense increased $7.9 million, which is related to increased CCBX loan activity.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2026	2025
Salaries and employee benefits	$23,615	$21,450	$2,165	10.1%
Data processing and software licenses	14,348	5,541	8,807	158.9
Legal and professional expenses	6,197	5,962	235	3.9
Excise taxes	988	681	307	45.1
Occupancy	890	915	(25)	(2.7)
Director and staff expenses	718	612	106	17.3
FDIC assessments	829	790	39	4.9
Point of sale expense	464	69	395	572.5
Marketing	6	50	(44)	(88.0)
Credit enhancement receivable valuation adjustment	46,009	—	46,009	100.0
Other	2,326	1,475	851	57.7
Noninterest expense, excluding BaaS loan and BaaS fraud expense	96,390	37,545	58,845	156.7
BaaS loan expense	40,409	32,483	7,926	24.4
BaaS fraud expense	4,312	2,804	1,508	53.8
BaaS loan and fraud expense	44,721	35,287	9,434	26.7
Total noninterest expense	$141,111	$72,832	$68,279	93.7%
Comparison of the six months ended June 30, 2026 to the comparable period in the prior year
For the six months ended June 30, 2026, noninterest expense totaled $224.6 million, an increase of $79.7 million, or 55.1%, compared to $144.8 million for the six months ended June 30, 2025. The was largely due to a $46.0 million credit enhancement receivable valuation adjustment related to the assessment of collectability of a CCBX partner. Also contributing was an $11.6 million increase in data processing and software licenses, a $3.8 million increase in salaries and employee benefits and a $1.3 million increase in legal and professional expenses all of which are related to the growth of the Company and investments in technology and risk management. BaaS loan expense increased $12.4 million, which is related to loan activity.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2026	2025
Salaries and employee benefits	$46,779	$42,967	$3,812	8.9%
Legal and professional expenses	13,199	11,850	1,349	11.4
Data processing and software licenses	21,991	10,423	11,568	111.0
Occupancy	1,749	1,949	(200)	(10.3)
FDIC assessments	1,402	1,545	(143)	(9.3)
Excise taxes	2,157	1,403	754	53.7
Director and staff expenses	1,386	1,243	143	11.5
Point of sale expense	909	176	733	416.5
Marketing	44	100	(56)	(56.0)
Credit enhancement receivable valuation adjustment	46,009	—	46,009	100.0
Other	4,218	3,378	840	24.9
Noninterest expense, excluding BaaS loan and BaaS fraud expense	139,843	75,034	64,809	86.4
BaaS loan expense	77,349	64,990	12,359	19.0
BaaS fraud expense	7,371	4,797	2,574	53.7
BaaS loan and fraud expense	84,720	69,787	14,933	21.4
Total noninterest expense	$224,563	$144,821	$79,742	55.1%
Summary of significant noninterest expense for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025
A description of our largest noninterest expense categories are below:
Salaries and Employee Benefits. Salaries and employee benefits are one of the largest components of noninterest expense and include payroll expense, incentive compensation costs, equity compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $23.6 million and $46.8 million for the three and six months ended June 30, 2026, respectively, compared to $21.5 million and $43.0 million for the three and six months ended June 30, 2025, respectively. Salaries and employee benefits expense continues to increase, primarily due to hiring staff for our CCBX segment and additional staff for our ongoing growth initiatives. As our CCBX activities grow and we invest more in technology, we expect some continued growth in number of employees to support these lines of business but are also working to automate our processes to reduce and/or slow future growth in hiring.
Data Processing and Software Licenses. Data processing and software licenses include expenses related to obtaining and maintaining software required for our various functions and additional investments in software development and the amortization of those costs. Data processing costs include all of our customer transaction processing and data storage, computer processing, and network costs. Data processing costs grow as we grow and add new products, customers and branches and enhance technology. Additionally, CCBX data processing expenses and software that aids in the reporting of CCBX activities and monitoring of transactions that helps to automate and create other efficiencies in reporting have resulted in increased expenses in the category. These expenses are expected to increase as we invest more in automated processing and as we grow product lines and our CCBX segment. Amortization of capitalized software totaled $5.9 million and $7.2 million for the three and six months ended June 30, 2026, respectively, compared to $1.3 million and $2.5 million for the three and six months ended June 30, 2025, respectively and included a $4.4 million impact in the current period from revising the estimated useful life of certain software assets to reflect their abandonment as they are replaced with the technology modernization initiatives. Data processing costs were $14.3 million and $22.0 million for the three and six months ended June 30, 2026, respectively, compared to $5.5 million and $10.4 million for the three and six months ended June 30, 2025, respectively.
Legal and Professional Expenses. Legal and professional costs include legal, audit and accounting expenses, consulting fees, and fees for recruiting and hiring employees. These expenses fluctuate with the development of contracts and products for CCBX partners, audit and accounting needs, and are impacted by our reporting cycle and timing of legal and professional services. The expenses also reflect the costs associated with our infrastructure enhancement projects to improve our processing, automate processes, reduce compliance costs and enhance our data management. Legal and professional expenses were $6.2 million and $13.2 million for the three and six months ended June 30, 2026, respectively, compared to $6.0 million and $11.9 million for the three and six months ended June 30, 2025, respectively.
Excise Taxes. Excise taxes are assessed on Washington state income and are based on gross income. Gross income is reduced by certain allowed deductions and income attributed to other states is also removed to arrive at the taxable base. Excise taxes increased primarily as a result of a rate increase combined with increased income subject to excise taxes. CCBX income is sourced to the state where the partner does business, and the majority of partners are located outside the state of Washington. Excise taxes were $988,000 and $2.2 million for the three and six months ended June 30, 2026, respectively, compared to $681,000 and $1.4 million for the three and six months ended June 30, 2025, respectively.
Occupancy. Occupancy expenses were $890,000 and $1.7 million for the three and six months ended June 30, 2026, respectively, compared to $915,000 and $1.9 million for the three and six months ended June 30, 2025, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $274,000 and $428,000 for the three and six months ended June 30, 2026, respectively, and $346,000 and $696,000 for the three and six months ended June 30, 2025, respectively. Occupancy expenses include rent, utilities, janitorial and other maintenance expenses, property insurances and taxes. Also included is depreciation on building, leasehold, furniture, fixtures and equipment. Our hybrid and remote workforce has increased, which helps keep some occupancy expenses down, however we do expect occupancy expenses to increase as we continue to grow.
Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses. Expenses will fluctuate depending upon conferences and other professional events that are attended by employees as well as expenses related to employee travel and continuing education. Director and staff expenses were $718,000 and $1.4 million for the three and six months ended June 30, 2026, respectively, compared to $612,000 and $1.2 million for the three and six months ended June 30, 2025, respectively.
Marketing. Marketing and promotion costs were $6,000 and $44,000 for the three and six months ended June 30, 2026, respectively, compared to $50,000 and $100,000 for the three and six months ended June 30, 2025, respectively. Marketing and promotion costs will vary depending upon the deployment of branding and targeted advertising for the community bank and CCBX. We expect costs to increase as we expand our marketing plan.
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
The following table presents the BaaS loan and fraud expenses for the periods indicated:

	Three Months Ended		Six Months Ended
(dollars in thousands; unaudited)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
BaaS loan expense	$40,409	$32,483	$77,349	$64,990
BaaS fraud expense	4,312	2,804	7,371	4,797
Total BaaS loan and fraud expense	$44,721	$35,287	$84,720	$69,787

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
On July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act, (the "OBBBA") was signed into law. The OBBBA includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The OBBBA also made certain changes to the deductibility of the cost of meals and charitable contributions that are effective for tax years beginning after December 31, 2025. The Company is taking advantage of the immediate deductibility of R&D expenditures, which has positively impacted the tax provision.
Comparison of the quarter ended June 30, 2026 to the comparable quarter in the prior year
For the three months ended June 30, 2026, we recognized an income tax benefit of $13.1 million, compared to income tax expense of $3.4 million for the three months ended June 30, 2025. The change was primarily due to the pre-tax net loss during the current period compared to pre-tax net income in the prior year period. Also impacting income tax expense is the deductibility of certain equity awards. The effective tax rate was 23.7% for the three months ended June 30, 2026, compared to 23.3% for the three months ended June 30, 2025. During a loss period, the effective tax rate represents the income tax benefit as a percentage of pretax loss. The effective tax rate varies from period to period primarily due to the tax effects of stock-based compensation awards, which depend on employee exercise and vesting activity and the Company's stock price at the time of the related transactions.
Comparison of the six months ended June 30, 2026 to the comparable period in the prior year
For the six months ended June 30, 2026 we recognized an income tax benefit $10.5 million, compared to income tax expense of $5.4 million for the six months ended June 30, 2025. The change is primarily due to a pre-tax loss in the current period. Our effective tax rates for the six months ended June 30, 2026 and 2025 were 25.9% and 20.6%, respectively. During a loss period, the effective tax rate represents the income tax benefit as a percentage of pretax loss. The increase in the effective tax rate compared to the prior year period was primarily due to a higher blended state tax rate following changes in California tax law in June 2025 and the impact of discrete tax effects related to stock-based compensation, which vary based on employee exercise and vesting activity and the Company's stock price.
Segment Information
Based on the criteria of ASC 280, Segment Reporting, we have identified three segments: the community bank, CCBX and treasury & administration. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). We also have a loan production office which is located in King county. The CCBX segment provides BaaS that enables digital financial service providers, companies and brands to provide financial services to their customers. The CCBX segment has 30 partners in various stages as of June 30, 2026. The treasury & administration segment includes treasury management, overall administration and all other aspects of the Company.
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

The following table presents summary financial information for each segment for the periods indicated:

	June 30, 2026				December 31, 2025
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Assets
Cash and due from banks	$4,415	$1,111	$1,002,922	$1,008,448	$4,243	$750	$731,977	$736,970
Intrabank asset	—	989,920	(989,920)	—	—	633,600	(633,600)	—
Securities	—	—	45,245	45,245	—	—	48,247	48,247
Loans held for sale	—	107,838	—	107,838	—	71,216	—	71,216
Total loans receivable	1,982,518	2,225,752	—	4,208,270	1,941,979	1,807,552	—	3,749,531
Allowance for credit losses	(15,723)	(198,001)	—	(213,724)	(18,231)	(151,299)	—	(169,530)
All other assets	27,649	216,138	56,288	300,075	29,809	235,137	40,057	305,003
Total assets	$1,998,859	$3,342,758	$114,535	$5,456,152	$1,957,800	$2,596,956	$186,681	$4,741,437
Liabilities
Total deposits	$1,574,166	$3,287,732	$—	$4,861,898	$1,586,359	$2,557,840	$—	$4,144,199
Total borrowings	—	—	48,112	48,112	—	—	48,036	48,036
Intrabank liability	416,575	—	(416,575)	—	366,216	—	(366,216)	—
All other liabilities	8,118	55,026	19,551	82,695	5,225	39,116	13,902	58,243
Total liabilities	$1,998,859	$3,342,758	$(348,912)	$4,992,705	$1,957,800	$2,596,956	$(304,278)	$4,250,478

Community Bank
Community bank total assets as of June 30, 2026 increased $41.1 million, or 2.1%, to $2.00 billion, compared to $1.96 billion as of December 31, 2025. Loans receivable net of deferred fees for the community bank segment increased $40.5 million, or 2.1%, to $1.98 billion as of June 30, 2026, compared to $1.94 billion as of December 31, 2025. The increase in community bank loans receivable is the result of loan growth and normal balance fluctuations. Total community bank deposits decreased $12.2 million, or 0.77%, to $1.57 billion as of June 30, 2026, compared to $1.59 billion as of December 31, 2025. Our cost of deposits for the community bank was 1.46% for the six months ended June 30, 2026.
CCBX
CCBX total assets as of June 30, 2026 increased $745.8 million, or 28.7%, to $3.34 billion, compared to $2.60 billion as of December 31, 2025. During the six months ended June 30, 2026, $7.84 billion in CCBX loans were sold and $107.8 million loans remaining in loans held for sale as of June 30, 2026, compared to $71.2 million at December 31, 2025. We continue to manage CCBX credit and concentration levels in an effort to optimize our loan portfolio earnings and generate off balance sheet fee income. We retain a portion of the fee income for our role in processing transactions on sold credit card balances. This is expected to provide an on-going and recurring revenue stream without the additional on balance sheet risk. Total CCBX loans receivable increased $418.2 million, or 23.1%, to $2.23 billion as of June 30, 2026, compared to $1.81 billion as of December 31, 2025. The increase in loans receivable is the result of increased activity with CCBX partners, net of $7.84 billion in loan sales. As a result of an increase in the difference of average deposits compared to average loans the intrabank asset increased $356.3 million to $989.9 million as of June 30, 2026, compared to $633.6 million as of December 31, 2025. The increase is attributed to an increase in deposits from both new and existing partners. The allowance for credit losses increased to $198.0 million as of June 30, 2026, compared to $151.3 million as of December 31, 2025. The increase in the allowance for credit losses compared to December 31, 2025 was primarily driven by loan growth, changes in the composition of the loan portfolio and the establishment of a $22.8 million specific provision related to one partner relationship for credit losses not expected to be fully collected under the partner's indemnification arrangement following an individual assessment of collectability.Total CCBX deposits increased $729.9 million, or 28.5%, to $3.29 billion, compared to $2.56 billion as of December 31, 2025, primarily as a result of growth within the CCBX relationships and the addition of new partners. Total CCBX deposits exclude an additional $4.26 billion that were swept off balance sheet to provide for increased FDIC insurance coverage to certain customers, compared to $843.6 million as of December 31, 2025.

Treasury & Administration
Treasury & administration total assets as of June 30, 2026 decreased $72.1 million, or 38.6%, to $114.5 million, compared to $186.7 million as of December 31, 2025, primarily due to a decrease in the intrabank asset, partially offset by an increase in cash and due from banks. Total securities decreased $3.0 million, or 6.2%, to $45.2 million as of June 30, 2026, compared to $48.2 million as of December 31, 2025, primarily as a result of principal repayments on securities. Total borrowings were $48.1 million and $48.0 million as of June 30, 2026 and December 31, 2025, respectively.

The following table presents summary financial information for each segment for the periods indicated:

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
INTEREST INCOME AND EXPENSE
Interest income	$32,517	$78,580	$7,457	$118,554	$30,603	$68,264	$8,930	$107,797
Interest (expense) income intrabank transfer	(3,931)	5,962	(2,031)	—	(3,792)	7,825	(4,033)	—
Interest expense	5,657	22,386	1,144	29,187	6,783	23,617	660	31,060
Net interest income	22,929	62,156	4,282	89,367	20,028	52,472	4,237	76,737
Provision/(Recapture) for credit losses	(2,311)	94,468	—	92,157	(216)	32,427	—	32,211
Net interest income/(expense) after provision for credit losses on loans and unfunded commitments	25,240	(32,312)	4,282	(2,790)	20,244	20,045	4,237	44,526
NONINTEREST INCOME
Service charges and fees	1,045	(29)	—	1,016	913	—	—	913
Other income	155	21	466	642	174	—	(117)	57
BaaS program income	—	12,012	—	12,012	—	7,651	—	7,651
BaaS indemnification income	—	75,037	—	75,037	—	34,072	—	34,072
Noninterest income	1,200	87,041	466	88,707	1,087	41,723	(117)	42,693
NONINTEREST EXPENSE
Salaries and employee benefits	7,529	12,050	4,036	23,615	7,029	8,766	5,655	21,450
Occupancy	757	84	49	890	818	74	23	915
Data processing and software licenses	2,339	10,323	1,686	14,348	1,952	3,843	(254)	5,541
Legal and professional expenses	377	4,832	988	6,197	700	2,353	2,909	5,962
Credit enhancement receivable valuation adjustment	—	46,009	—	46,009	—	—	—	—
Other expense	956	3,475	900	5,331	2,114	1,538	25	3,677
BaaS loan expense	—	40,409	—	40,409	—	32,483	—	32,483
BaaS fraud expense	—	4,312	—	4,312	—	2,804	—	2,804
Total noninterest expense	11,958	121,494	7,659	141,111	12,613	51,861	8,358	72,832
Net income/(loss) before income taxes	14,482	(66,765)	(2,911)	(55,194)	8,718	9,907	(4,238)	14,387
Income taxes	3,731	(15,587)	(1,233)	(13,089)	2,138	2,742	(1,521)	3,359
Net income/(loss)	$10,751	$(51,178)	$(1,678)	$(42,105)	$6,580	$7,165	$(2,717)	$11,028

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Total	Community Bank	CCBX	Treasury & Administration	Total
INTEREST INCOME AND EXPENSE
Interest income	$64,251	$149,733	$16,251	$230,235	$60,895	$136,119	$15,690	$212,704
Interest (expense)/income intrabank transfer	(7,556)	14,118	(6,562)	—	(7,701)	13,910	(6,209)	—
Interest expense	11,228	44,485	1,798	57,511	13,387	45,198	1,320	59,905
Net interest income	45,467	119,366	7,891	172,724	39,807	104,831	8,161	152,799
Provision for credit losses	(2,853)	146,408	—	143,555	291	87,701	—	87,992
Net interest income/(expense) after provision for credit losses - loans and unfunded commitments	48,320	(27,042)	7,891	29,169	39,516	17,130	8,161	64,807
NONINTEREST INCOME
Service charges and fees	1,863	3	—	1,866	1,773	—	—	1,773
Other income	269	17	892	1,178	332	—	423	755
BaaS program income	—	22,900	—	22,900	—	13,929	—	13,929
BaaS indemnification income	—	128,840	—	128,840	—	89,713	—	89,713
Noninterest income	2,132	151,760	892	154,784	2,105	103,642	423	106,170
NONINTEREST EXPENSE
Salaries and employee benefits	14,826	23,577	8,376	46,779	14,169	16,741	12,057	42,967
Occupancy	1,569	92	88	1,749	1,649	159	141	1,949
Data processing and software licenses	4,156	15,358	2,477	21,991	3,383	5,582	1,458	10,423
Legal and professional expenses	821	10,047	2,331	13,199	744	5,046	6,060	11,850
Credit enhancement receivable valuation adjustment	—	46,009	—	46,009	—	—	—	—
Other expense	1,968	6,424	1,724	10,116	3,043	3,151	1,651	7,845
BaaS loan expense	—	77,349	—	77,349	—	64,990	—	64,990
BaaS fraud expense	—	7,371	—	7,371	—	4,797	—	4,797
Total noninterest expense	23,340	186,227	14,996	224,563	22,988	100,466	21,367	144,821
Net income /(loss) before income taxes	27,112	(61,509)	(6,213)	(40,610)	18,633	20,306	(12,783)	26,156
Income taxes	5,649	(14,369)	(1,804)	(10,524)	3,725	4,749	(3,076)	5,398
Net income/(loss)	$21,463	$(47,140)	$(4,409)	$(30,086)	$14,908	$15,557	$(9,707)	$20,758

Comparison of the quarter ended June 30, 2026 to the comparable quarter in the prior year
Community Bank
Net interest income for the community bank was $22.9 million for the quarter ended June 30, 2026, an increase of $2.9 million, or 14.5%, compared to $20.0 million for the quarter ended June 30, 2025. As a result of the community bank having higher average loans than deposits the community bank's intrabank expense allocation was $3.9 million for the quarter ended June 30, 2026, compared to intrabank interest expense of $3.8 million for the quarter ended June 30, 2025. The increase compared to the previous year period is due to a higher intrabank liability partially offset by lower interest rates. There was a provision recapture for credit losses on loans for the community bank of $2.3 million for the quarter ended June 30, 2026, compared to a recapture of $216,000 for the quarter ended June 30, 2025; the provision recapture in the current period was due to a decrease in weighted average life of the construction, land and land development portfolio and an improvement in the overall mix of the portfolio. Net charge-offs to average loans for the community bank segment were 0.01% and 0.00% for the quarters ended June 30, 2026 and 2025. Noninterest income for the community bank was $1.2 million for the quarter ended June 30, 2026, an increase of $113,000, or 10.4%, compared to the quarter ended June 30, 2025. Noninterest expenses for the community bank decreased $655,000, or 5.2%, to $12.0 million as of June 30, 2026, compared to $12.6 million as of June 30, 2025.

CCBX
Net interest income for CCBX was $62.2 million for the quarter ended June 30, 2026, an increase of $9.7 million, or 18.5%, compared to $52.5 million for the quarter ended June 30, 2025. The increase in net interest income is primarily due to loan growth from active CCBX relationships. During the quarter ended June 30, 2026 we sold $4.56 billion in CCBX loans as part of our strategy to optimize our CCBX portfolio and manage growth, credit quality, portfolio and partner limits. We are retaining a portion of the transaction processing fee income on sold credit card balances which provides an on-going and recurring income without balance sheet risk. As a result of CCBX having higher average deposits than loans the amount allocated to intrabank interest income for CCBX was $6.0 million and $7.8 million for the quarters ended June 30, 2026 and 2025, respectively. Provision for credit losses on loans was $94.5 million for the quarter ended June 30, 2026, compared to $32.4 million for the quarter ended June 30, 2025. The increase in the provision for credit losses compared to the prior quarter was primarily driven by loan growth, changes in the composition of the loan portfolio and the establishment of a $22.8 million specific provision related to one partner relationship for credit losses not expected to be fully collected under the partner's indemnification arrangement following an individual assessment of collectability. Under one partner program, the Company retains ownership of approximately 5% of a $350.8 million loan portfolio and retains the credit losses provision for that portfolio.This equates to $23.4 million in partner loans at June 30, 2026. Noninterest income for CCBX was $87.0 million for the quarter ended June 30, 2026, an increase of $45.3 million, or 108.6%, compared to $41.7 million for the quarter ended June 30, 2025, largely due to an increase of $39.5 million in BaaS credit enhancements to establish a credit enhancement asset for future credit losses due from our CCBX partners - which is directly related to the provision for credit losses, a $4.4 million increase in BaaS program income, which was the result of increased activity with our CCBX partners. Noninterest expenses for CCBX increased $69.6 million, or 134.3%, to $121.5 million as of June 30, 2026, compared to $51.9 million as of June 30, 2025. The increase in noninterest expenses was primarily due to a $46.0 million credit enhancement receivable valuation adjustment related to the assessment of collectability for one CCBX partner. Also contributing is an increase in salaries and employee benefits, data processing and software licenses and legal and professional expenses, which are related to the growth of Company and investments in technology and risk management. BaaS loan expense increased $7.9 million compared to the prior year period and is related to the increase in interest income on loans and recent program agreement and pricing changes that reflect a strategic shift toward enhanced partner economics and more sustainable, risk-adjusted returns over time. For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”
Treasury & Administration
Net interest income for treasury & administration was $4.3 million for the quarter ended June 30, 2026, an increase of $45,000, or 1.1%, compared to $4.2 million for the quarter ended June 30, 2025, primarily as a result of a decrease in intrabank interest expense, partially offset by lower interest from interest earning deposits with other banks and to a lesser degree higher interest expense. Noninterest income was $466,000 for the quarter ended June 30, 2026, compared to $(117,000) for the quarter ended June 30, 2025. Noninterest expense was $7.7 million for the quarter ended June 30, 2026, and $8.4 million for the quarter ended June 30, 2025, largely due to a decrease in salaries and employee benefits and legal and professional expenses as more of these expenses have been directly expensed to the other segments.

Comparison of the six months ended June 30, 2026 to the comparable period in the prior year
Community Bank
Net interest income for the community bank was $45.5 million for the six months ended June 30, 2026, an increase of $5.7 million, or 14.2%, compared to $39.8 million for the six months ended June 30, 2025. The increase in net interest income is due to the community bank having higher average loans than deposits for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, resulting in intrabank interest expense for the community bank of $7.6 million for the six months ended June 30, 2026, compared to intrabank interest expense of $7.7 million for the six months ended June 30, 2025, partially offset by higher interest income on loans due to loan growth and lower interest expense on deposit accounts due to lower interest rates. There was a provision recapture for credit losses on loans for the community bank of $2.9 million for the six months ended June 30, 2026, compared to a provision for credit losses of $291,000 for the six months ended June 30, 2025. The provision recapture in the current period was due to a decrease in weighted average life of the construction, land and land development portfolio and an improvement in the overall mix of the portfolio. Net charge-offs to average loans for the community bank segment have remained consistently low and were 0.01% and 0.00% for the six months ended June 30, 2026 and June 30, 2025, respectively. Noninterest income for the community bank was $2.1 million for the six months ended June 30, 2026, an increase of $27,000, or 1.3%, compared to $2.1 million for the six months ended June 30, 2025. Noninterest expenses for the community bank increased $352,000, or 1.5%, to $23.3 million as of June 30, 2026, compared to $23.0 million as of June 30, 2025. The increase in noninterest expenses is largely due to higher salaries and employee benefits, data processing and software licenses and legal and professional expenses all of which are related to the growth of Company and investments in technology and risk management.
CCBX
Net interest income for CCBX was $119.4 million for the six months ended June 30, 2026, an increase of $14.6 million, or 13.9%, compared to $104.8 million for the six months ended June 30, 2025. The increase in net interest income is due to loan growth from active CCBX relationships. During the six months ended June 30, 2026, we sold $7.84 billion in CCBX loans as part of our strategy to optimize our CCBX portfolio, manage growth, credit quality, portfolio and partner limits. We are retaining a portion of the transaction processing fee income on sold credit card receivables which provides on-going and recurring income without balance sheet risk. As a result of having higher average deposits than loans, but lower interest rates, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 intrabank interest income for CCBX was $14.1 million for the six months ended June 30, 2026, compared to $13.9 million for the six months ended June 30, 2025. Provision for credit losses was $146.4 million for the six months ended June 30, 2026, compared to $87.7 million for the six months ended June 30, 2025. The increase in the provision for credit losses compared to the prior quarter was primarily driven by loan growth, changes in the composition of the loan portfolio and the establishment of a $22.8 million specific provision related to one partner relationship for credit losses not expected to be fully collected under the partner's indemnification arrangement following an individual assessment of collectability. Noninterest income for CCBX was $151.8 million for the six months ended June 30, 2026, an increase of $48.1 million, or 46.4%, compared to $103.6 million for the six months ended June 30, 2025, due to an increase of $36.6 million in BaaS credit enhancements related to the allowance for credit losses, a $9.0 million increase in total BaaS program income, which was the result of increased activity with our CCBX partners and $2.6 million increase in BaaS fraud enhancements. Noninterest expenses for CCBX increased $85.8 million, or 85.4%, to $186.2 million as of June 30, 2026, compared to $100.5 million as of June 30, 2025. The increase in noninterest expense was largely due to a $46.0 million credit enhancement receivable valuation adjustment related to the assessment of collectability for one CCBX partner. Additionally, growth from active CCBX relationships resulting in an increase in BaaS loan expense and increased salaries and benefits, data processing and software licenses and legal and professional expenses all of which are related to the growth of Company and investments in technology and risk management, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”
Treasury & Administration
Net interest income for treasury & administration was $7.9 million for the six months ended June 30, 2026, a decrease of $270,000, or 3.3%, compared to $8.2 million for the six months ended June 30, 2025. Noninterest income increased $469,000, or 110.9%, to $892,000 for the six months ended June 30, 2026, compared to $423,000 for the six months ended June 30, 2025. Noninterest expense decreased $6.4 million, or 29.8%, to $15.0 million for the six months ended June 30, 2026, compared to $21.4 million for the six months ended June 30, 2025, largely as a result of increased salaries and employee benefits and legal and professional expenses as more of these expenses have been directly expensed to the other segments.
Financial Condition
Our total assets increased $714.7 million, or 15.1%, to $5.46 billion at June 30, 2026 from $4.74 billion at December 31, 2025. The increase is primarily comprised of a $458.7 million increase in loans receivable and a $257.6 million increase in interest earning deposits with other banks.
Loans Held For Sale
During the six months ended June 30, 2026, $7.84 billion in CCBX loans were sold, $6.31 billion of which is new activity on previously sold credit card receivables. As of June 30, 2026 there were $107.8 million in total loans held for sale and $71.2 million as of December 31, 2025. These loans were sold back to partners at par. The Company sells CCBX loans to manage loan portfolio size by partner and by loan category. Additionally, we retain a portion of the fee income for our role in processing new transactions on previously sold credit card receivables, which continues to grow and is expected to provide increased and on-going revenue with no on-balance sheet risk or capital requirement.
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
As of June 30, 2026, loans receivable totaled $4.21 billion, an increase of $458.7 million, or 12.2%, compared to December 31, 2025. Total loans receivable is net of $6.9 million in net deferred origination fees. The increase includes gross CCBX loan growth of $418.2 million, or 23.1%, and an increase in gross community bank loans of $40.1 million, or 2.1%.
Loans as a percentage of deposits were 88.8% as of June 30, 2026, compared to 92.2% as of December 31, 2025. We remain focused on serving our communities and markets by growing loans and funding those loans with customer deposits. The loans-to-deposits ratio may fluctuate as we actively manage liquidity and funding, including through the use of customer deposit sweep arrangements that move deposits on and off the balance sheet.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30, 2026		As of December 31, 2025
(dollars in thousands; unaudited)	Amount	Percent	Amount	Percent
Commercial and industrial loans:
Capital call lines	$204,835	4.9%	$210,480	5.6%
All other commercial & industrial loans	261,814	6.2	243,605	6.5
Total commercial and industrial loans	466,649	11.1	454,085	12.1
Real estate loans:
Construction, land and land development	221,562	5.3	222,075	5.9
Residential real estate	524,403	12.4	466,352	12.4
Commercial real estate	1,319,798	31.3	1,285,856	34.2
Consumer and other loans	1,682,710	39.9	1,328,461	35.4
Gross loans receivable	4,215,122	100.0%	3,756,829	100.0%
Net deferred origination fees	(6,852)		(7,298)
Loans receivable	$4,208,270		$3,749,531
Loan Yield (1)	10.74%		10.63%
(1)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.

The following tables detail the loans by segment which are included in the total loan portfolio table above:

Community Bank	As of
	June 30, 2026		December 31, 2025
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Commercial and industrial loans	$237,176	11.9%	$224,439	11.5%
Real estate loans:
Construction, land and land development loans	221,562	11.2	222,075	11.4
Residential real estate loans	199,530	10.0	202,293	10.4
Commercial real estate loans	1,319,798	66.4	1,285,856	66.0
Consumer and other loans:
Other consumer and other loans	10,760	0.5	14,072	0.7
Gross community bank loans receivable	1,988,826	100.0%	1,948,735	100.0%
Net deferred origination fees	(6,308)		(6,756)
Loans receivable	$1,982,518		$1,941,979
Loan Yield(1)	6.57%		6.52%
(1)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.

CCBX	As of
	June 30, 2026		December 31, 2025
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Capital call lines	$204,835	9.2%	$210,480	11.6%
All other commercial & industrial loans	24,638	1.1	19,166	1.1
Real estate loans:
Residential real estate loans	324,873	14.6	264,059	14.6
Consumer and other loans:
Credit cards	753,171	33.8	622,681	34.4
Other consumer and other loans	918,779	41.3	691,708	38.3
Gross CCBX loans receivable	2,226,296	100.0%	1,808,094	100.0%
Net deferred origination fees	(544)		(542)
Loans receivable	$2,225,752		$1,807,552
Loan Yield - CCBX (1)(2)	14.56%		14.89%
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
Commercial and Industrial Loans. Commercial and industrial loans increased $12.6 million, or 2.8%, to $466.6 million as of June 30, 2026, from $454.1 million as of December 31, 2025. The increase in commercial and industrial loans receivable over December 31, 2025 was due to $18.2 million increase in other commercial and industrial loans, partially offset by a decrease of $5.6 million in capital call lines.
Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory or equipment, and we generally obtain personal guarantees on these loans. Commercial and industrial loans includes $101.1 million and $92.0 million in loans to financial institutions as of June 30, 2026 and December 31, 2025, respectively.
Included in the commercial and industrial loan balance is $204.8 million and $210.5 million in capital call lines resulting from relationships with our CCBX partners as of June 30, 2026 and December 31, 2025, respectively, and $24.6 million and $19.2 million in CCBX other commercial loans as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 there was $237.2 million in community bank commercial and industrial loans compared to $224.4 million at December 31, 2025.
Construction, Land and Land Development Loans. Construction, land and land development loans decreased $513,000, or 0.2%, to $221.6 million as of June 30, 2026, from $222.1 million as of December 31, 2025.
Unfunded loan commitments for construction, land and land development loans were $75.3 million at June 30, 2026, compared to $98.2 million at December 31, 2025. Although we have seen a strong commercial and residential real estate market in the Puget Sound region thus far in 2026, the macroeconomic environment remains subject to change. Factors such as economic growth, inflation, interest rates, labor market conditions, commercial and residential real estate market conditions, construction costs, availability of labor and materials and broader market uncertainty could adversely affect construction activity, property values, borrower demand and the level and timing of funding under construction and land development commitments.
Construction, land and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing these loans are primarily located in the Puget Sound region and are comprised of both residential and commercial properties, including owner occupied properties and investor properties. As of June 30, 2026, construction, land and land development loans included $121.1 million in commercial construction loans, $43.2 million in residential construction loans, $40.3 million in other construction, land and land development loans and $17.0 million in undeveloped land loans, compared to $124.9 million in commercial construction loans, $37.4 million in residential construction loans, $20.7 million in undeveloped land loans and $39.1 million in other construction, land and land development loans as of December 31, 2025.
Residential Real Estate Loans. Our one-to-four family residential real estate loans increased $58.1 million, or 12.4%, to $524.4 million as of June 30, 2026, from $466.4 million as of December 31, 2025, due to an increase of $60.8 million in CCBX loans, partially offset by a decrease of $2.8 million in community bank loans.
As of June 30, 2026, there were $324.9 million in CCBX home equity loans included in residential real estate, compared to $264.1 million at December 31, 2025. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card. These are first, second and third lien residential loans and require six months of home ownership for non-owner occupied. Term lengths are up to 30 years and lines range from $5,000 to $400,000. We sold $633.6 million in CCBX residential real estate loans year to date as of June 30, 2026.
In the past, we have purchased residential mortgages originated through other financial institutions to hold for investment for purposes of diversifying our residential mortgage loan portfolio, meeting certain regulatory requirements and increasing our interest income. We last purchased residential mortgage loans in 2018. As of June 30, 2026 and December 31, 2025, we held $4.3 million and $4.4 million, respectively, in purchased residential real estate mortgage loans. These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit and compliance departments conducted an independent review of each underlying loan that included re-underwriting each of these loans to our credit and compliance standards.
Like our commercial real estate loans, our residential real estate loans are secured by real estate, the value of which may fluctuate significantly over a short period of time primarily as a result of market conditions in the area in which the real estate is located. Adverse developments affecting real estate values in our market areas could therefore increase the credit risk associated with these loans, impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses.

Commercial Real Estate Loans. Commercial real estate loans increased $33.9 million, or 2.6%, to $1.32 billion as of June 30, 2026, from $1.29 billion as of December 31, 2025.
We are committed to growing the community bank portfolio in the Puget Sound region. We actively seek commercial real estate loans in our markets, and our lenders are experienced in competing for these loans and managing these relationships.
We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multifamily residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, low rise office buildings, mixed-use residential and commercial and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10 to 25 year period with balloon payments due at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates. At June 30, 2026, approximately 33.3% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 31.3% of our loan portfolio at June 30, 2026 and are a large source of revenue. As of June 30, 2026, we held $15.3 million in purchased commercial real estate loans, compared to $15.5 million at December 31, 2025. Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans, and remains diligent in communicating and proactively working with borrowers to help mitigate potential credit deterioration.
Consumer and Other. Consumer and other loans increased $354.2 million, or 26.7%, to $1.68 billion, from $1.33 billion as of December 31, 2025, primarily as a result of growth in CCBX loans originated through our partners. We sold $6.28 billion in CCBX credit cards loans and $204.3 million in CCBX consumer and other loans year to date as of June 30, 2026. We expect that we will continue to sell CCBX loans as part of our on-going strategy to manage the loan portfolio and credit quality.
CCBX consumer loans totaled $1.67 billion as of June 30, 2026, compared to $1.31 billion at December 31, 2025. CCBX consumer loans include installment loans, credit cards, charge cards, lines of credit and other loans. CCBX consumer loans include cash secured and unsecured consumer loans, loan products designed to help consumers build credit, lines of credit, credit cards, other loans and overdrafts. Consumer credit cards are open-ended and have interest rates ranging from a promotional rate of 0.00% to the maximum rate allowable by state. For short-term consumer loans, both secured and unsecured options are available and typically have fully-amortizing terms ranging from two months to six years. Interest rates can be fixed or variable up to the maximum allowable rate by state.
Our community bank consumer and other loans totaled $10.8 million as of June 30, 2026, compared to $14.1 million at December 31, 2025 and are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans, and secured term loans.
Industry Exposure and Categories of Loans
We have a diversified loan portfolio, representing a wide variety of industries. Our major categories of loans are commercial real estate, consumer and other loans, residential real estate, commercial and industrial, and construction, land and land development loans. Together they represent $4.22 billion in outstanding loan balances. When combined with $2.82 billion in unused commitments the total of these categories is $7.03 billion. However, total exposure on CCBX loans is subject to portfolio and partner maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.

The following table summarizes our community bank loan commitments by industry for our commercial real estate portfolio as of June 30, 2026:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitments	% of Total Loans (Outstanding Balance & Available Commitments)	Average Loan Balance	Number of Loans
Community bank commercial real estate loans
Apartments	$360,740	$11,168	$371,908	5.3%	$3,797	95
Hotel/Motel	191,714	4,429	196,143	2.8	7,101	27
Convenience Store	144,884	4,259	149,143	2.1	2,195	66
Warehouse	102,109	250	102,359	1.4	1,964	52
Retail	108,937	778	109,715	1.6	1,184	92
Mixed use	100,452	6,961	107,413	1.5	1,092	92
Office	85,371	4,180	89,551	1.3	1,041	82
Mini Storage	63,418	—	63,418	0.9	4,530	14
Strip Mall	42,536	—	42,536	0.6	6,077	7
Manufacturing	31,932	1,695	33,627	0.5	1,228	26
Groups < 0.50% of total	87,705	4,856	92,561	1.3	1,201	73
Total	$1,319,798	$38,576	$1,358,374	19.3%	$2,108	626
As illustrated in the table below, our CCBX partners originate a large number of mostly smaller dollar loans, resulting in an average consumer loan balance between CCBX and our community bank of just $500. The following table summarizes our loan commitments by category for our consumer and other loan portfolio as of June 30, 2026:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments (1)	Total Outstanding Balance & Available Commitments (1)	% of Total Loans (Outstanding Balance & Available Commitments)	Average Loan Balance	Number of Loans
CCBX consumer loans
Credit cards	$753,171	$1,039,541	$1,792,712	25.5%	$1.5	500,348
Installment loans	738,321	42,958	781,279	11.1	0.4	1,851,498
Lines of credit	144,947	109,649	254,596	3.6	0.2	943,772
Other loans	35,511	—	35,511	0.5	0.1	284,612
Community bank consumer loans
Installment loans	681	5	686	0.0	28.4	24
Lines of credit	210	338	548	0.0	6.8	31
Other loans	9,869	10,000	19,869	0.3	25.0	395
Total	$1,682,710	$1,202,491	$2,885,201	41.0%	$0.5	3,580,680
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.

The following table summarizes our loan commitments by category for our residential real estate portfolio as of June 30, 2026:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX residential real estate loans
Home equity lines of credit	$324,873	$737,158	$1,062,031	15.1%	$29	11,235
Community bank residential real estate loans
Closed end, secured by first liens	152,915	517	153,432	2.2	537	285
Home equity lines of credit	36,073	47,081	83,154	1.2	133	271
Closed end, second liens	10,542	963	11,505	0.1	319	33
Total	$524,403	$785,719	$1,310,122	18.6%	$44	11,824
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our loan commitments by industry for our commercial and industrial loan portfolio as of June 30, 2026:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments (1)	Total Outstanding Balance & Available Commitments (1)	% of Total Loans (Outstanding Balance & Available Commitments)	Average Loan Balance	Number of Loans
CCBX C&I loans
Capital call lines	$204,835	$590,962	$795,797	11.3%	$1,626	126
Retail and other loans	24,638	18,364	43,002	0.6	14	1,732
Community bank C&I loans
Financial institutions	101,145	—	101,145	1.4	4,214	24
Other Venture Capital	60,402	30,000	90,402	1.3	12,080	5
Construction/Contractor services	39,274	27,488	66,762	1.0	224	175
Medical / Dental / Other care	5,338	263	5,601	0.1	411	13
Transportation	4,222	15	4,237	0.1	603	7
Manufacturing	4,458	3,182	7,640	0.1	135	33
Groups < 0.10% of total	22,337	43,509	65,846	0.9	111	202
Total	$466,649	$713,783	$1,180,432	16.8%	$201	2,317
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.

The following table details our community bank loan commitments by category for our construction, land and land development loan portfolio as of June 30, 2026:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitments	% of Total Loans (Outstanding Balance & Available Commitments)	Average Loan Balance	Number of Loans
Community bank construction, land and land development loans
Commercial construction	$121,058	$24,702	$145,760	2.1%	$11,005	11
Residential construction	43,162	43,338	86,500	1.2	1,308	33
Land development	24,753	6,877	31,630	0.5	2,475	10
Undeveloped land loans	17,011	—	17,011	0.2	1,418	12
Developed land loans	15,578	368	15,946	0.2	1,198	13
Total	$221,562	$75,285	$296,847	4.2%	$2,805	79
Nonperforming Assets
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by applicable regulations. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. Consumer loans originated through CCBX lending partners may continue to accrue interest beyond 90 days past due. Installment (closed-end) loans generally continue to accrue until 120 days past due while revolving (open-end) loans generally continue to accrue until 180 days past due. These consumer loans are reported out as substandard loans, 90+ days past due and still accruing. As a result of the type of loans (primarily consumer loans) originated through our CCBX partners, we anticipate that balances 90 days past due or more and still accruing will increase as those loans grow. Additionally, some CCBX partners have instituted a collection practice that places certain loans on nonaccrual status to improve collectability. As of June 30, 2026, $24.6 million in CCBX nonaccrual loans were less than 90 days past due.
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
We had $75.2 million in nonperforming assets as of June 30, 2026, compared to $64.1 million as of December 31, 2025. This includes $38.5 million in CCBX loans more than 90 days past due and still accruing interest as of June 30, 2026, compared to $33.1 million at December 31, 2025. All of our nonperforming assets were nonperforming loans as of June 30, 2026 and December 31, 2025. Our accruing loans past due 90 days or more increased $5.4 million and our CCBX nonaccrual loans increased $6.0 million primarily as a result of a collection practice employed by certain CCBX partners that places specific loans on nonaccrual status to enhance collectability, $24.6 million of these loans are less than 90 days past due as of June 30, 2026. Additionally, there was a decrease in community bank nonaccrual loans of $0.3 million during the six months ended June 30, 2026. Our nonperforming loans to loans receivable ratio was 1.79% at June 30, 2026, compared to 1.71% at December 31, 2025.
Our community bank credit quality remains strong, as demonstrated by the low level of community bank nonperforming loans to total loans receivable of 0.15% as of June 30, 2026. CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide a credit enhancement under which the partner indemnifies or reimburses the Bank for covered credit losses on loans, when accruing consumer loans originated through CCBX partners are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards). CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio.
The following table presents information regarding nonperforming assets at the dates indicated:

(dollars in thousands; unaudited)	June 30, 2026	December 31, 2025
Nonaccrual loans:
Commercial and industrial loans	$243	$2,278
Real estate loans:
Residential real estate	1,705	38
Commercial real estate	4,344	4,344
Consumer and other loans:
Credit cards	26,670	21,433
Other consumer and other loans	3,729	2,875
Total nonaccrual loans	36,691	30,968
Accruing loans past due 90 days or more:
Commercial & industrial loans	504	654
Real estate loans:
Residential real estate loans	1,446	1,961
Consumer and other loans:
Credit cards	27,077	22,536
Other consumer and other loans	9,472	7,993
Total accruing loans past due 90 days or more	38,499	33,144
Total nonperforming loans	75,190	64,112
Real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$75,190	$64,112
Total nonaccrual loans to loans receivable	0.87%	0.83%
Total nonperforming loans to loans receivable	1.79%	1.71%
Total nonperforming assets to total assets	1.38%	1.35%

The following tables detail nonperforming assets by segment which are included in the total nonperforming assets table above:

Community Bank	As of
(dollars in thousands; unaudited)	June 30, 2026	December 31, 2025
Nonaccrual loans:
Commercial and industrial loans	$175	$2,151
Real estate:
Residential real estate	1,705	38
Commercial real estate	4,344	4,344
Total nonaccrual loans	6,224	6,533
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	—	—
Total nonperforming loans	6,224	6,533
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$6,224	$6,533
Total nonperforming community bank loans to total loans receivable	0.15%	0.17%

CCBX	As of
(dollars in thousands; unaudited)	June 30, 2026	December 31, 2025
Nonaccrual loans:
Commercial and industrial loans:
All other commercial & industrial loans	$68	$127
Consumer and other loans:
Credit cards	26,670	21,433
Other consumer and other loans	3,729	2,875
Total nonaccrual loans	30,467	24,435
Accruing loans past due 90 days or more:
Commercial & industrial loans	504	654
Real estate loans:
Residential real estate loans	1,446	1,961
Consumer and other loans:
Credit cards	27,077	22,536
Other consumer and other loans	9,472	7,993
Total accruing loans past due 90 days or more	38,499	33,144
Total nonperforming loans	68,966	57,579
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$68,966	$57,579
Total nonperforming CCBX loans to total loans receivable	1.64%	1.54%
Negative deposit account balances are reclassified as loans for financial reporting purposes and are included in the Company's allowance for credit losses under its CECL methodology. Because these balances do not accrue interest, they are not included in nonaccrual loans. Management monitors the aging, collectability and expected credit losses associated with these balances as part of its ongoing credit risk management process. At June 30, 2026, a reclassified negative deposit account for one partner outstanding for more than 90 days totaled $22.8 million.
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
As of June 30, 2026, the allowance for credit losses totaled $213.7 million, or 5.08% of total loans. As of December 31, 2025, the allowance for credit losses totaled $169.5 million, or 4.52% of total loans.
The increase in the Company’s allowance for credit losses for the six months ended June 30, 2026 compared to December 31, 2025, is primarily driven by loan growth, changes in the composition of the loan portfolio, and the establishment of a $22.8 million specific provision related to one partner relationship for credit losses not expected to be fully collected under the partner's indemnification arrangement following an individual assessment of collectability. During the six months ended June 30, 2026, a $146.4 million provision for credit losses was recorded for CCBX. In general, CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. The factors used in management’s analysis for community bank credit losses indicated that a provision recapture for credit losses on loans of $2.9 million was needed for the six months ended June 30, 2026, largely due to a decrease in weighted average life of the construction, land and land development portfolio and an improvement in the overall mix of the portfolio. The macro economic environment is continuously changing, primarily due to the pace of economic growth, inflation, changing interest rates, global trade tensions, tariffs, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters, and trade issues that have resulted in economic uncertainty. As described above, CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses.
Agreements with our CCBX partners provide a credit enhancement under which the partner indemnifies or reimburses the Bank for covered credit losses on loans, unfunded commitments and negative deposit accounts. In accordance with U.S. GAAP, we estimate expected credit losses on these exposures and record the related provision for credit losses and reserve for unfunded commitments. Concurrently, a credit enhancement asset is recognized through noninterest income (BaaS credit enhancements) representing the expected reimbursement from the partner. The collectability of the credit enhancement asset is evaluated each reporting period and a valuation adjustment is recorded when collection of all or a portion of the asset is no longer considered probable. As of June 30, 2026, a $46.0 million valuation adjustment was recorded against a portion of the credit enhancement asset related to one CCBX partner following an assessment of the collectability of amounts due under the applicable indemnification arrangement. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner or taken from the partner's cash reserve account.

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

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Credit enhancement at beginning of period	180,587	183,378	177,657	181,890
CCBX Provision for credit losses - loans	94,309	30,976	146,872	85,295
CCBX Provision for credit losses - unfunded commitments	147	1,633	(739)	1,804
Credit losses settled with partner during period	(58,162)	(53,769)	(112,683)	(107,451)
Credit recoveries settled with partner during period	7,581	4,465	12,514	9,944
Net change in pending partner settlements	(1,305)	1,141	(243)	(3,891)
Net (provision) charge-offs without credit enhancement	(22,802)	(45)	(23,023)	188
Valuation adjustment on credit enhancement receivable	(46,009)	—	(46,009)	—
Credit enhancement at end of period	154,346	167,779	154,346	167,779
Many CCBX partners also pledge a cash reserve account at the Bank as collateral for loss exposure, which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Credit losses and recoveries typically flow through the cash reserve account. These cash reserve accounts are included in total deposits on the balance sheet. Although agreements with our CCBX partners provide a credit enhancement under which the partner indemnifies or reimburses the Bank for covered credit and fraud losses, if our partner is unable to fulfill their contractual obligation then the Bank would be exposed to additional loan and deposit losses if the cash flows on the loans were not sufficient to fund the reimbursement of loan losses. If a CCBX partner does not replenish their cash reserve account the Bank may consider an alternative plan for funding the cash reserve, such as adjusting the funding amounts or timelines to better align with the partner's specific situation. If a mutually agreeable funding plan is not achieved then the Bank could declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. In the event of a partner default, the Bank would evaluate any remaining credit enhancement asset associated with that partner to determine whether a write-off is appropriate. If a write-off occurs, the Bank would retain the full yield and any fee income on the loan portfolio going forward, and our BaaS loan expense would decrease once default occurs and payments to the CCBX partner are stopped.

The following table presents, as of and for the periods indicated, net charge-off information by segment:

	Three Months Ended
	June 30, 2026			June 30, 2025
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$56	$58,162	$58,218	$11	$53,769	$53,780
Gross recoveries	(2)	(7,581)	(7,583)	(2)	(4,465)	(4,467)
Net charge-offs (recoveries)	$54	$50,581	$50,635	$9	$49,304	$49,313
Net charge-offs to average loans (1)	0.01%	9.37%	4.90%	0.00%	11.71%	5.54%
% of CCBX net charge-offs covered by credit enhancement		98.0%			97.3%
(1)Annualized calculations shown for periods presented.

	Six Months Ended
	June 30, 2026			June 30, 2025
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$58	$112,683	$112,741	$15	$107,451	$107,466
Gross recoveries	(5)	(12,514)	(12,519)	(9)	(9,944)	(9,953)
Net charge-offs	$53	$100,169	$100,222	$6	$97,507	$97,513
Net charge-offs to average loans (1)	0.01%	9.88%	5.03%	0.00%	11.85%	5.55%
% of CCBX net charge-offs covered by credit enhancement		97.9%			97.5%
(1)Annualized calculations shown for periods presented.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(dollars in thousands; unaudited)	2026	2025	2026	2025
Allowance at beginning of period	$172,427	$183,178	$169,530	$176,994
Provision for credit losses	91,932	30,929	144,416	85,313
Charge-offs:
Commercial and industrial loans	1,010	1,738	2,156	3,645
Residential real estate	1,512	1,552	2,217	3,157
Consumer and other	55,696	50,490	108,368	100,664
Total charge-offs	58,218	53,780	112,741	107,466
Recoveries:
Commercial and industrial loans	152	205	314	561
Residential real estate	2	94	14	96
Commercial real estate	—	—	—	4
Consumer and other	7,429	4,168	12,191	9,292
Total recoveries	7,583	4,467	12,519	9,953
Net charge-offs	50,635	49,313	100,222	97,513
Allowance at end of period	$213,724	$164,794	$213,724	$164,794
Allowance for credit losses to nonaccrual loans	582.50%	583.69%	582.50%	583.69%
Allowance to nonperforming loans	284.25%	270.74%	284.25%	270.74%
Allowance to loans receivable	5.08%	4.65%	5.08%	4.65%

The allowance for credit losses to nonaccrual loans ratio decreased as of June 30, 2026, compared to June 30, 2025, as a result of nonaccrual loans slightly outpacing the increase in the allowance for credit losses.
The allowance for credit losses increased $44.2 million as of June 30, 2026 compared to December 31, 2025 primarily reflecting loan growth and establishment of the aforementioned specific reserve. Agreements with our CCBX partners provide for a credit enhancement under which the partner indemnifies or reimburses the Bank for covered losses. As a result, while the Company records an allowance for expected credit losses on CCBX loans in accordance with U.S. GAAP, the related credit risk is substantially mitigated through the partners' contractual indemnification obligations. At June 30, 2026, the allowance for credit losses for CCBX partner loans totaled $198.0 million, compared to $151.3 million at December 31, 2025.
The following table presents the loans receivable and allowance for credit losses by segment for the periods indicated:

	As of June 30, 2026			As of December 31, 2025
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Loans receivable	$1,982,518	$2,225,752	$4,208,270	$1,941,979	$1,807,552	$3,749,531
Allowance for credit losses	(15,723)	(198,001)	(213,724)	(18,231)	(151,299)	(169,530)
Allowance for credit losses to total loans receivable	0.79%	8.90%	5.08%	0.94%	8.37%	4.52%
Although we believe that we have established our allowance for credit losses in accordance with GAAP and that the allowance for credit losses was adequate to provide for expected losses in the portfolio at all times shown above, future provisions for credit losses will be subject to ongoing evaluations of the risks in our loan portfolio. We continue to have a low level of community bank charge-offs and nonperforming loans, however, the macro economic environment is continuously changing resulting in economic uncertainty. If economic conditions worsen then we may experience a more severe economic downturn, and our asset quality could deteriorate, which may require material additional provisions for credit losses.
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

	At
	June 30, 2026		December 31, 2025
(dollars in thousands)	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans
Commercial and industrial loans	$6,882	11.1%	$8,757	12.1%
Real estate loans:
Construction, land and land development loans	3,990	5.3	6,580	5.9
Residential real estate loans	10,659	12.4	11,100	12.4
Commercial real estate loans	5,712	31.3	5,496	34.2
Consumer and other loans	186,481	39.9	137,597	35.4
Total allowance for credit losses	$213,724		$169,530
Securities
We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits, for CRA purposes or other business purposes. At June 30, 2026, our securities portfolio was invested in U.S. Agency collateralized mortgage obligations and U.S. Agency residential mortgage-backed securities for Community Reinvestment Act ("CRA") purposes. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At June 30, 2026, our loan-to-deposit ratio was 88.8%, due to the significant deposit growth during the year. Securities represented 0.8% of total assets as of June 30, 2026, compared to 1.0% at December 31, 2025. When our securities portfolio represents less than 5% of assets we focus on liquid securities. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we may invest excess funds to provide a higher return.
As of June 30, 2026, the amortized cost of our investment securities totaled $45.2 million, a decrease of $3.0 million, or 6.2%, compared to $48.2 million as of December 31, 2025. The decrease in the securities portfolio was due to principal paydowns during the six months ended June 30, 2026.
Our investment portfolio consists of only $27,000 in securities classified as available-for-sale ("AFS") and $45.2 million in held-to-maturity securities for CRA purposes. The carrying values of our investment securities classified as AFS are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. As of both June 30, 2026 and December 31, 2025 our AFS portfolio had an unrealized loss of $1,000.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of June 30, 2026		As of December 31, 2025
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Agency collateralized mortgage obligations	$28	$27	$30	$29
Total available-for-sale securities	28	27	30	29
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	45,218	45,333	48,218	48,713
Total held-to-maturity securities	45,218	45,333	48,218	48,713
Total investment securities	$45,246	$45,360	$48,248	$48,742
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
•The Company had a $1.8 million equity interest in a specialized bank technology company as of the quarters ended June 30, 2026 and 2025.
•The Company had a $350,000 equity interest in a technology company as of the quarters ended June 30, 2026 and 2025.
•The Company had a $500,000 equity interest in financial technology company as of the quarter ended June 30, 2026. This was a new equity investment in 2026, so there was no equity interest at June 30, 2025.
•The Company had a $42,000 and $47,000 equity interest in a technology company as of the quarters ended June 30, 2026 and 2025, respectively.
The following table shows the activity in equity investments without a readily determinable fair value for the dates shown:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands; unaudited)	2026	2025	2026	2025
Carrying value, beginning of period	$2,671	$2,619	$2,171	$2,619
Purchases	—	—	500	—
Observable price change	—	(443)	—	(443)
Carrying value, end of period	$2,671	$2,176	$2,671	$2,176
We invest in investment funds that are accelerating technology adoption by banks. These equity investments are held at fair value as reported by the funds. During the six months ended June 30, 2026, we had a net capital investment of $197,000 with investment funds designed to help accelerate technology adoption at banks, and recognized net earnings of $101,000, resulting in an equity interest of $1.8 million at June 30, 2026. The Company has committed up to $917,000 in capital for these investment funds, however, the Company is not obligated to fund these commitments prior to a capital call.

The following table shows the activity in investment funds for the dates shown:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands; unaudited)	2026	2025	2026	2025
Carrying value, beginning of period	$1,700	$939	$1,500	$910
Purchases/capital calls/capital returns, net	123	290	197	302
Net change recognized in earnings	(25)	4	101	21
Carrying value, end of period	$1,798	$1,233	$1,798	$1,233
Other Assets
Deferred tax assets, net was $16.2 million as we moved to a deferred tax asset during the period, largely due an increase in the allowance for credit losses. Other assets decreased $2.5 million to $17.8 million as of June 30, 2026, compared to December 31, 2025.
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
Total deposits as of June 30, 2026 were $4.86 billion, an increase of $717.7 million, or 17.3%, compared to $4.14 billion as of December 31, 2025. The increase in deposits was due to an increase of $729.9 million in CCBX deposits largely driven largely by new CCBX partner growth. Core deposits ended the quarter at $4.85 billion, compared to $4.13 billion at December 31, 2025. We define core deposits as all deposits except time deposits and brokered deposits. Our cost of deposits was 1.46% for the community bank and 3.19% for CCBX for the three months ended June 30, 2026.
Additionally, as of June 30, 2026 there was $4.26 billion in CCBX deposits that were swept off balance sheet for increased FDIC insurance coverage and liquidity purposes. Amounts in excess of FDIC insurance coverage are swept off-balance sheet, using a third-party facilitator/vendor sweep product, to participating financial institutions. These swept deposits generated fee income of $1.2 million for the quarter ended June 30, 2026.
Included in total deposits is $3.29 billion in CCBX deposits, an increase of $729.9 million, or 28.5%, compared to $2.56 billion as of December 31, 2025. CCBX customer deposit relationships include deposits with CCBX end customers, as well as partner operating and non-operating deposit accounts. The deposits from our CCBX segment are generally classified as interest bearing demand and money market accounts.
Total noninterest bearing deposits as of June 30, 2026 were $612.5 million, an increase of $32,862,000, or 5.7%, compared to $579.6 million as of December 31, 2025. Noninterest bearing deposits represent 12.6% and 14.0% of total deposits for June 30, 2026 and December 31, 2025, respectively. Community bank noninterest bearing deposits totaled $502.8 million and $493.0 million at June 30, 2026 and December 31, 2025, respectively.
Total interest bearing balances, excluding time deposits, as of June 30, 2026 were $4.24 billion, an increase of $686.0 million, or 19.3%, compared to $3.55 billion as of December 31, 2025. The $686.0 million increase is primarily due to an increase of $729.9 million in CCBX deposits, partially offset by a decrease in community bank interest bearing deposits of $20.9 million. The decrease in community bank deposits is a result of deposit growth and normal balance fluctuations. Included in total deposits is $618.8 million in reciprocal interest bearing demand and money market sweep accounts as of June 30, 2026, which provides our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.
Total time deposit balances as of June 30, 2026 were $11.1 million, a decrease of $1.17 million, or 9.5%, from $12.3 million as of December 31, 2025. The decrease is largely due to our focus on core deposits and letting higher rate time deposits run off as they mature.
The following table sets forth deposit balances at the dates indicated:

	As of June 30, 2026		As of December 31, 2025
(dollars in thousands; unaudited)	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
Demand, noninterest bearing	$612,478	12.6%	$579,616	14.0%
Interest bearing demand and money market	3,728,832	76.7	3,450,679	83.2
Savings	509,473	10.5	101,616	2.5
Total core deposits	4,850,783	99.8	4,131,911	99.7
Other deposits	1	—	1	—
Time deposits less than $250,000	7,283	0.1	8,229	0.2
Time deposits $250,000 and over	3,831	0.1	4,058	0.1
Total	$4,861,898	100.0%	$4,144,199	100.0%
Cost of deposits (1)	2.57%		2.74%
(1)Cost of deposits is annualized for the three months ended for each period presented.
The following tables detail the deposits for the segments which are included in the total deposit portfolio table above:

Community Bank	As of
	June 30, 2026		December 31, 2025
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$502,844	31.9%	$492,968	31.1%
Interest bearing demand and money market	1,005,748	63.9	1,024,798	64.6
Savings	54,459	3.5	56,305	3.5
Total core deposits	1,563,051	99.3	1,574,071	99.2
Other deposits	1	0.0	1	0.0
Time deposits less than $250,000	7,283	0.5	8,229	0.5
Time deposits $250,000 and over	3,831	0.2	4,058	0.3
Total community bank deposits	$1,574,166	100.0%	$1,586,359	100.0%
Cost of deposits(1)	1.46%		1.56%
(1)Cost of deposits is annualized for the three months ended for each period presented.

CCBX	As of
	June 30, 2026		December 31, 2025
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$109,634	3.3%	$86,648	3.4%
Interest bearing demand and money market	2,723,084	82.8	2,425,881	94.8
Savings	455,014	13.9	45,311	1.8
Total core deposits	3,287,732	100.0	2,557,840	100.0
Other deposits	—	—	—	—
Total CCBX deposits	$3,287,732	100.0%	$2,557,840	100.0%
Cost of deposits (1)	3.19%		3.52%
(1)Cost of deposits is annualized for the three months ended for each period presented.
The following table sets forth the Company’s time deposits of $250,000 or more by time remaining until maturity as of the dates indicated:

(dollars in thousands; unaudited)	As of June 30, 2026	As of December 31, 2025
Maturity Period:
Three months or less	$581	$1,240
Over three through six months	1,335	270
Over six through twelve months	1,229	1,568
Over twelve months	686	980
Total	$3,831	$4,058
Weighted average maturity of all time deposits (in years)	0.92	0.77
Average deposits for the three months ended June 30, 2026 were $4.37 billion, an increase of 11.1%, compared to $3.93 billion for the three months ended June 30, 2025. The increase in average deposits was primarily in interest bearing deposits. We expect deposits to increase with continued growth in CCBX, increases in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by branch managers, treasury service personnel and lenders.
The average rate paid on total deposits was 2.57% for the three months ended June 30, 2026, compared to 3.10% for the three months ended June 30, 2025 due to lower interest rates.
The average rate paid on total deposits was 2.57% for the six months ended June 30, 2026, compared to 3.09% for the six months ended June 30, 2025. The overall lower average rate paid on interest bearing accounts in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is due to a lower interest rate environment.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
(dollars in thousands; unaudited)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)
Demand, noninterest bearing	$584,101	0.00%	$562,174	0.00%	$584,653	0.00%	$553,030	0.00%
Interest bearing demand and money market	3,523,088	2.99	2,803,427	3.75	3,526,525	2.98	2,716,068	3.75
Savings	250,029	2.85	95,002	0.35	253,056	2.75	83,243	0.88
Other deposits	1	0.00	456,355	3.38	1	0.00	453,696	3.36
Time deposits less than $250,000	7,998	0.50	10,259	0.75	8,023	0.55	10,399	0.81
Time deposits $250,000 and over	4,078	2.36	4,531	2.75	4,073	2.43	5,134	2.92
Total deposits	$4,369,295	2.57%	$3,931,748	3.10%	$4,376,331	2.57%	$3,821,570	3.09%
(1)Annualized calculations shown for periods presented.
The ratio of average noninterest bearing deposits to average total deposits for both the three and six months ended June 30, 2026 was 13.4%, compared to 14.3% and 14.5% for the three and six months ended June 30, 2025, respectively.
Uninsured Deposits
The FDIC insures our deposits up to $250,000 per depositor, per insured bank for each account ownership category. Deposits that exceed insurance limits are uninsured. At June 30, 2026, deposits totaled $4.86 billion, of which total estimated uninsured deposits were $1.35 billion, or 27.7% of total deposits, compared to $641.3 million, or 15.5% of total deposits as of December 31, 2025. Uninsured deposits are expected to remain above historical levels due to the composition and timing of certain partner deposit balances, including the periodic use of sweep arrangements. The Bank is using reciprocal deposits to provide many of our customers with fully insured deposits through an exchange of deposits with other financial institutions.
Estimated uninsured time deposits totaled $1.6 million as of June 30, 2026. The table below shows the estimated uninsured time deposits, by account, for the maturity periods indicated:

(dollars in thousands; unaudited)	As of June 30, 2026
Maturity Period:
Three months or less	$81
Over three through six months	835
Over six through twelve months	479
Over twelve months	186
Total	$1,581
Borrowings
We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of June 30, 2026 and 2025, total borrowing capacity of $564.2 million and $461.4 million, respectively, was available under this arrangement. As of June 30, 2026 and 2025, Federal Reserve advances totaled zero.

Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of June 30, 2026 and 2025, we had borrowing capacity of $301.4 million and $181.3 million, respectively, with the FHLB. As of June 30, 2026 and 2025, FHLB advances totaled zero.
Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I (the “Trust”), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. Prior to June 30, 2023, the debentures bore interest at a rate per annum equal to the three-month LIBOR plus 2.10%. Beginning with rate adjustments subsequent to June 30, 2023, the rate is based off three-month CME Term SOFR plus a spread adjustment of 0.26% and margin of 2.10%. The effective rate as of June 30, 2026 and December 31, 2025 was 6.03% and 6.08%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture, subject to Federal Reserve approval. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.
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

Other Liabilities
Other liabilities increased $19.6 million to $42.8 million as of June 30, 2026, due to an increase in accrued expenses.

Liquidity and Capital Resources
Liquidity Management
Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, and operational, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity management. Deposits obtained through our CCBX segment are a significant source of liquidity for us. If a relationship with a large CCBX partner terminates, the exit of those deposits could have an adverse impact on liquidity. Partner program agreements govern the relationship and are valid for a given period of time. Prior to exiting, the partner would need to provide us adequate notice as stipulated in the agreement that they were not going to renew the program agreement and intend to move the deposits. The movement to an alternate BaaS provider is cumbersome and would be over a period of time, which would allow us the opportunity to put alternate liquidity in place; those options are more fully discussed below. As of June 30, 2026, we had four partners with deposits that together represent 51.4% of total deposits.
We continually monitor our liquidity position to ensure that our assets and liabilities are managed in a manner to meet all reasonably foreseeable short-term, long-term and strategic liquidity demands. Management has established a comprehensive process for identifying, measuring, monitoring and controlling liquidity risk. Because of its critical importance to the viability of the Bank, liquidity risk management is fully integrated into our risk management processes. Critical elements of our liquidity risk management include: effective corporate governance consisting of oversight by the board of directors and active involvement by management; appropriate strategies, policies, procedures, and limits used to manage and mitigate liquidity risk; comprehensive liquidity risk measurement and monitoring systems that are commensurate with the complexity of our business activities; active management of intraday liquidity and collateral; an appropriately diverse mix of existing and potential future funding sources; adequate levels of readily available cash, deposits and highly liquid marketable securities free of legal, regulatory or operational impediments, that can be used to meet liquidity needs in stressful situations; contingency funding policies and plans that sufficiently address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes sufficient to determine the adequacy of the Bank’s liquidity risk management process. Unlike many industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, other operating expenses do reflect general levels of inflation.
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
The Company has pledged loans and securities totaling $906.9 million and $939.8 million at June 30, 2026 and December 31, 2025, respectively, for borrowing lines at the FHLB and FRB. The Bank had the ability and capacity to borrow up to $865.6 million from FHLB and the FRB discount window at June 30, 2026.
The Bank’s current liquidity position is supported by liquid assets (cash and investments on the balance sheet), liabilities (capacity to borrow funds the same day) and alternative sources of funds including the capacity to borrow up to $865.6 million from FHLB, the FRB discount window, on a same day basis, up to $848.9 million from ICS and $250.0 million in lines of credit with banker’s banks. Cash on the balance sheet and borrowing capacity totaled $2.12 billion and represented 43.7% of total deposits and exceeded the $1.35 billion in uninsured deposits as of June 30, 2026. The board of directors and management is cognizant of the risk of uninsured deposits and has used fully insured reciprocal deposits to reduce uninsured deposit. Fully insured reciprocal deposits totaled $618.8 million and $460.3 million at June 30, 2026 and

December 31, 2025, respectively. Uninsured deposits totaled $1.35 billion at June 30, 2026 and $641.3 million at December 31, 2025. The increase in uninsured deposits is largely due to the timing of new partner deposits participating in sweep and reciprocal deposit networks.
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
As of June 30, 2026 and December 31, 2025, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized" for purposes of the Federal Reserve's prompt corrective action regulations. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on our level of earnings; however, the capital raise completed in December 2024 strengthened our regulatory capital levels. We expect to monitor and control growth in order to remain in compliance with all regulatory capital standards applicable to us. In addition, the Company maintains an effective registration statement on Form S-3 with the Securities and Exchange Commission which allows the Company to raise additional capital in an amount up to $102.0 million. The Company raised $98.0 million in December 2024.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes(1)		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
(dollars in thousands; unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Tier 1 Leverage Capital (to average assets)
Company	$462,736	9.11%	$203,274	4.00%	N/A	N/A
Bank Only	463,244	9.12%	203,109	4.00%	253,887	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	459,236	10.86%	190,321	4.50%	N/A	N/A
Bank Only	463,244	10.97%	190,020	4.50%	274,473	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	462,736	10.94%	253,762	6.00%	N/A	N/A
Bank Only	463,244	10.97%	253,360	6.00%	337,813	8.00%
Total Capital (to risk-weighted assets)
Company	562,646	13.30%	338,349	8.00%	N/A	N/A
Bank Only	518,072	12.27%	337,813	8.00%	422,267	10.00%
December 31, 2025
Tier 1 Leverage Capital (to average assets)
Company	$489,918	10.62%	$184,550	4.00%	N/A	N/A
Bank Only	488,585	10.60%	184,383	4.00%	230,478	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	486,418	12.43%	176,156	4.50%	N/A	N/A
Bank Only	488,585	12.50%	175,886	4.50%	254,057	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	489,918	12.52%	234,875	6.00%	N/A	N/A
Bank Only	488,585	12.50%	234,514	6.00%	312,685	8.00%
Total Capital (to risk-weighted assets)
Company	585,410	14.95%	313,166	8.00%	N/A	N/A
Bank Only	539,004	13.79%	312,685	8.00%	390,857	10.00%
(1)Presents the minimum capital adequacy requirements that apply to the Bank (excluding the capital conservation buffer) and the Company. The capital conservation buffer is an additional 2.5% of the amount necessary to meet the minimum risk-based capital requirements for total, tier 1, and common equity tier 1 risk-based capital.

Material Cash Requirements and Capital Resources
The following table provides the material cash requirements from known contractual and other obligations as of June 30, 2026:

		Payments Due by Period
(dollars in thousands; unaudited)	Total	Less than 1 Year	Over 1 year	Other (1)
Cash requirements
Time deposits	$11,114	$8,221	$2,893	$—
Subordinated notes	45,000	—	45,000	—
Junior subordinated debentures	3,609	—	3,609	—
Deferred compensation plans	265	78	187	—
Operating and finance leases	5,232	1,271	3,961	—
Non-maturity deposits	4,850,783	—	—	4,850,783
Equity investment commitment	917	917	—	—
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
Our outstanding commitments to extend credit and standby and commercial letters of credit are summarized in the table below. Since our outstanding commitments to extend credit and letters of credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.
As of June 30, 2026 we had $2.82 billion in commitments to extend credit for on-balance sheet loans, compared to $2.31 billion as of December 31, 2025. The $507.8 million increase is largely attributed to a $220.0 million increase in credit cards, related to CCBX, a $101.2 million increase in residential real estate commitments, related to CCBX, an increase of $94.6 million in consumer and other loan commitments, related to CCBX and a $71.8 million increase in commercial and industrial CCBX capital call line commitments, partially offset by a $26.6 million decrease in commercial construction loans.
As of June 30, 2026, commitments associated with sold credit card receivables subject to receivable sale agreements totaled $6.15 billion, compared to $4.17 billion as of December 31, 2025. While we retain the customer account relationship, receivables generated under these programs are periodically sold to BaaS partners pursuant to the applicable receivable sale agreements and remain subject to the Company's established partner and portfolio limits.

The following table presents commitments associated with outstanding commitments to extend credit for on-balance sheet loans, CCBX sold credit card receivable commitments, standby and commercial letters of credit and equity investment commitments as of the periods indicated:

(dollars in thousands; unaudited)	As of June 30, 2026	As of December 31, 2025
Commitments to extend credit:
Commercial and industrial loans	$122,821	$90,281
Commercial and industrial loans – capital call lines	590,962	519,135
Construction – commercial real estate loans	31,946	58,562
Construction – residential real estate loans	43,339	39,676
Residential real estate loans	785,719	684,485
Commercial real estate loans	38,576	28,108
Credit cards	1,039,541	819,495
Consumer and other loans	162,950	68,302
Commitments to extend credit	$2,815,854	$2,308,044
CCBX sold receivable commitment	$6,153,420	$4,170,246
Standby letters of credit	$2,224	$1,042
Equity investment commitment	$917	$1,125
Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the applicable contract. Commitments generally have fixed expiration dates or other termination provisions and may require the payment of a fee. Because many commitments are expected to expire without being fully utilized, the total commitment amounts disclosed above do not necessarily represent future cash requirements.
We establish portfolio limits with each CCBX partner to manage loan concentration, liquidity and counterparty risk. These limits include maximum aggregate customer loan balances that may be originated and retained on the Company's balance sheet and, where applicable, contractual limits on unfunded commitments. Accordingly, we have not experienced, and do not expect, utilization of the full amount of available credit commitments at any point in time, including commitments associated with credit card programs, receivable sale programs and other lending products. For example, as of June 30, 2026, capital call lines outstanding balance totaled $204.8 million. Although total commitments were $591.0 million, the commitments are cancelable, and are also limited to a maximum of $350.0 million under the applicable partner agreements. These limits remain applicable to all partner programs, including those operating under receivable sale arrangements, and are designed to manage concentrations by partner and loan type while supporting prudent liquidity and credit risk management.
We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer. As of June 30, 2026, $1.80 billion in commitments to extend credit for on-balance sheet loans are unconditionally cancelable, compared to $1.42 billion at December 31, 2025. The increase in unconditionally cancelable commitments reflects growth and changes in the composition of the CCBX loan portfolio and provides additional flexibility to manage loan growth, concentrations and liquidity.
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

The following table shows the CCBX maximum portfolio sizes by loan category as of June 30, 2026.

		As of June 30, 2026	As of December 31, 2025
(dollars in thousands; unaudited)	Type of Lending	Maximum Portfolio Size		Increase/(decrease)
Commercial and industrial loans:
Capital call lines	Business - Venture Capital	$350,000	$350,000	$—
All other commercial & industrial loans	Business - Small Business	509,897	515,589	(5,692)
Real estate loans:
Home equity lines of credit	Home Equity - Secured Credit Cards	356,250	400,000	(43,750)
Consumer and other loans:
Credit cards	Credit Cards - Primarily Consumer	1,208,750	900,000	308,750
Installment loans	Consumer	1,660,103	1,740,813	(80,710)
Other consumer and other loans	Consumer - Secured Credit Builder & Unsecured consumer	775,000	478,598	296,402
		$4,860,000	$4,385,000	$475,000
Total Existing Portfolio Size		$2,225,752	$1,603,577	$622,175
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

Selected Financial Data
The following table shows the Company’s key performance ratios for the periods indicated.

	Three Months Ended					Six Months Ended
(unaudited)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	June 30, 2026	June 30, 2025

Return on average assets (1)	(3.32)%	0.98%	1.09%	1.19%	0.99%	(1.20)%	0.96%
Return on average equity (1)	(33.10)%	9.80%	10.41%	11.52%	9.72%	(12.04)%	9.32%
Yield on earnings assets (1)	9.65%	9.38%	9.55%	9.80%	9.92%	9.51%	10.11%
Yield on loans receivable (1)	10.74%	10.76%	10.63%	10.95%	11.11%	10.75%	11.22%
Cost of funds (1)	2.62%	2.59%	2.77%	3.07%	3.13%	2.61%	3.12%
Cost of deposits (1)	2.57%	2.56%	2.74%	3.04%	3.10%	2.57%	3.09%
Net interest margin (1)	7.27%	7.00%	7.03%	7.00%	7.06%	7.14%	7.27%
Noninterest expense to average assets (1)	11.13%	6.78%	6.25%	6.13%	6.52%	8.99%	6.69%
Noninterest income to average assets (1)	7.00%	5.37%	5.04%	5.83%	3.82%	6.20%	4.90%
Efficiency ratio	79.24%	55.85%	52.75%	48.50%	60.98%	68.57%	55.92%
Loans receivable to deposits (2)	88.77%	79.02%	92.20%	94.32%	92.01%	88.77%	92.01%
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
CCBX – BaaS Reporting Information
During the three and six months ended June 30, 2026 and 2025, $70.7 million and $31.3 million, respectively, were recognized in noninterest income BaaS credit enhancements related to the establishment of a credit enhancement asset for credit losses indemnified by our strategic partners and reserved for unfunded commitments for CCBX partner loans and deposits. Agreements with our CCBX partners provide a credit enhancement under which the partner indemnifies or reimburses the Bank for covered credit losses on loans, unfunded commitments and negative deposit accounts. In accordance with U.S. GAAP, we estimate expected credit losses on these exposures and record the related provision for credit losses and reserve for unfunded commitments. Concurrently, a credit enhancement asset is recognized through noninterest income (BaaS credit enhancements) representing the expected reimbursement from the partner. The collectability of the credit enhancement asset is evaluated each reporting period and a valuation adjustment is recorded when collection of all or a portion of the asset is no longer considered probable. As of June 30, 2026, a $46.0 million valuation adjustment was recorded against a portion of the credit enhancement asset related to one CCBX partner following an assessment of the collectability of amounts due under the applicable indemnification arrangement. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner or taken from the partner's cash reserve account.
Agreements with our CCBX partners also provide protection to the Bank from fraud by indemnifying or reimbursing covered fraud losses. BaaS fraud includes noncredit fraud losses on loans and deposits originated through partners. Fraud losses are recorded when incurred as losses in noninterest expense, and the enhancement received from the

CCBX partner is recorded in noninterest income, resulting in a net impact of zero to the income statement. CCBX partners bear most of the responsibility for credit and fraud losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe that this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio.
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
The following table illustrates how CCBX partner loan income and expenses are recorded in the financial statements:

Loan income and related loan expense	Three Months Ended		Six Months Ended
(dollars in thousands; unaudited)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
BaaS loan interest income	$78,580	$68,264	$149,733	$136,119
Less: BaaS loan expense	40,409	32,483	77,349	64,990
Net BaaS loan income (2)	38,171	35,781	72,384	71,129
Net BaaS loan income divided by average BaaS loans (1)(2)	7.07%	8.50%	7.14%	8.64%
Yield on loans (1)	14.56%	16.22%	14.77%	16.54%
(1)Annualized calculations shown for periods presented.
(2)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
The increased activity of CCBX partners has resulted in increases in program fees and interest for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The following tables are a summary of the direct fees, expenses and interest components of BaaS for the periods indicated and are not inclusive of all income and expense related to BaaS.

Interest income	Three Months Ended		Six Months Ended
(dollars in thousands; unaudited)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
BaaS loan interest income	$78,580	$68,264	$149,733	$136,119
Total BaaS loan interest income	$78,580	$68,264	$149,733	$136,119

Interest expense	Three Months Ended		Six Months Ended
(dollars in thousands; unaudited)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
BaaS interest expense	$22,386	$23,617	$44,485	$45,198
Total BaaS interest expense	$22,386	$23,617	$44,485	$45,198

	Three Months Ended		Six Months Ended
(dollars in thousands; unaudited)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
BaaS program income:
Servicing and other BaaS fees	$2,917	$1,896	$5,540	$3,315
Transaction and interchange fees	6,836	5,109	12,709	8,942
Reimbursement of expenses	2,259	646	4,651	1,672
Total BaaS program income	12,012	7,651	22,900	13,929
BaaS indemnification income:
BaaS credit enhancements	70,725	31,268	121,469	84,916
BaaS fraud enhancements	4,312	2,804	7,371	4,797
BaaS indemnification income	75,037	34,072	128,840	89,713
Total noninterest BaaS income	$87,049	$41,723	$151,740	$103,642
Servicing and other BaaS fees increased $1.0 million and $2.2 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, while transaction and interchange fees increased $1.7 million and $3.8 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. We expect servicing and other BaaS fees to decrease and transaction and interchange fees to increase as partner activity grows and contracted minimum fees are replaced with recurring fees, which exceed those minimum fees. Additionally, we expect reimbursement of expenses to increase as we continue to bill partners for incurred expenses.

	Three Months Ended		Six Months Ended
(dollars in thousands; unaudited)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
BaaS loan and fraud expense:
BaaS loan expense	$40,409	$32,483	$77,349	$64,990
BaaS fraud expense	4,312	2,804	7,371	4,797
Total BaaS loan and fraud expense	$44,721	$35,287	$84,720	$69,787
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
Reconciliations of the GAAP and non-GAAP measures are presented in the following table.

	As of and for the Three Months Ended		As of and for the Six Months Ended
(dollars in thousands; unaudited)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
CCBX loan income net of BaaS loan expense divided by average CCBX loans:
CCBX loan yield (GAAP)(1)	14.56%	16.22%	14.77%	16.54%
Total average CCBX loans receivable	$2,164,634	$1,688,492	$2,044,279	$1,659,451
Interest and earned fee income on CCBX loans (GAAP)	78,580	68,264	149,733	136,119
BaaS loan expense	(40,409)	(32,483)	(77,349)	(64,990)
Net BaaS loan income	$38,171	$35,781	$72,384	$71,129
Net BaaS loan income divided by average CCBX loans (1)	7.07%	8.50%	7.14%	8.64%

CCBX net interest margin, net of BaaS loan expense:
CCBX net interest margin (1)	8.86%	8.79%	8.53%	9.23%
CCBX earning assets	2,812,518	2,394,649	2,821,850	2,290,338
Net interest income (GAAP)	62,156	52,472	119,366	104,831
Less: BaaS loan expense	(40,409)	(32,483)	(77,349)	(64,990)
Net interest income, net of BaaS loan expense	$21,747	$19,989	$42,017	$39,841
CCBX net interest margin, net of BaaS loan expense (1)	3.10%	3.35%	3.00%	3.51%
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

The following table summarizes the simulated change in net interest income over a 12-month horizon as of the dates indicated:

(unaudited)
Change in Market Interest Rates	Twelve Month Projection As of June 30, 2026	Twelve Month Projection As of December 31, 2025
Static Balance Sheet and Rate Shifts
+400 basis points	6.0%	5.5%
+300 basis points	4.2%	3.9%
+200 basis points	2.9%	2.6%
+100 basis points	1.4%	1.3%
-100 basis points	(1.3)%	(1.2)%
-200 basis points	(3.2)%	(3.2)%
-300 basis points	(5.6)%	(5.5)%
-400 basis points	(13.7)%	(12.8)%

Dynamic Balance Sheet and Rate Shifts
+400 basis points	8.3%	7.4%
+300 basis points	5.9%	5.3%
+200 basis points	4.0%	3.5%
+100 basis points	2.0%	1.8%
-100 basis points	(1.9)%	(1.7)%
-200 basis points	(3.9)%	(3.7)%
-300 basis points	(6.3)%	(6.4)%
-400 basis points	(16.2)%	(17.7)%
The results illustrate that the Company’s static balance sheet continues to be asset sensitive, with the dynamic balance sheet displaying slightly more asset sensitivity due to most of the loan growth assumptions coming from fully adjustable-rate CCBX products. The community bank segment remains asset sensitive and performs better in an increasing interest rate environment. For the community bank, the loan portfolio is only approximately 20-25% adjustable rate, meaning the asset sensitivity is driven by the lower level of deposit repricing in rising rate environments. We have found that, historically, offering rates on these community bank deposits change more slowly than changes in short-term market rates. For the CCBX segment, the offering rates on the loan portfolio are modeled using partner contractual net yields which mostly adjust immediately with market shifts. For this CCBX portfolio, the offering rates on approximately 97% of loans and the majority of deposits fully reprice with changes in market rates. During 2025, one of the material CCBX lending partners contractual yields converted to an adjustable-rate product, causing the Company’s balance sheet to become slightly asset sensitive. As of June 30, 2026, the Company’s overall funding mix continues to be more heavily weighted towards the CCBX deposits, which are primarily adjustable-rate deposits and work to partially offset some of the asset sensitivity in the static model. The assumptions incorporated into the simulation model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact that fluctuations in market interest rates have on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions, the shape of the interest yield curve, and the application and timing of various assumptions and strategies.
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
Change in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.
Item 1A. Risk Factors
For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which are incorporated by reference herein. Except as set forth below, as of June 30, 2026, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Our stock price has been and will likely continue to be volatile.
As a result of recent events, our stock price has declined significantly since reporting our financial results for the period ended June 30, 2026, and has exhibited substantial volatility. Recent developments notwithstanding, our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; the public's reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services provided by us or our competitors; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; and general economic conditions.
In addition, the stock market in general, and the market prices for companies in our industry, has experienced volatility that often has been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Price volatility in our stock price impacts the value of our equity compensation, which affects our ability to recruit and retain employees. In addition, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation and/or regulatory investigations. Securities litigation and regulatory investigations against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.
If we fail to meet expectations related to future growth, profitability or other market expectations, our stock price may decline significantly, which could have a material adverse impact on investor confidence and employee retention. A sustained decline in our stock price and market capitalization could lead to impairment charges.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2026.
The Company did not repurchase any of its equity securities during the six months ended June 30, 2026 and does not have any authorized share repurchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:
•On May 12, 2026, Brian Hamilton, CCBX President, adopted a Rule 10b5-1 trading arrangement, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), for the potential sale of up to 15,000 shares of common stock, subject to certain conditions. The arrangement will terminate on the earlier of (a) March 30, 2027, (b) the 2nd business day after Mr. Hamilton, or Broker, notifies the other in writing that it shall terminate or (c) subject to certain conditions.

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

10.1+
Separation Agreement, dated as of July 22, 2026, among Coastal Financial Corporation and Brandon J. Soto incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2026.

10.2+
Employment Agreement, dated as of July 22, 2026, among Coastal Financial Corporation and Joel G. Edwards incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2026.

10.3+
Employment Agreement, dated as of July 29, 2026, between Coastal Financial Corporation and Christopher D. Adams (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2026.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter months ended June 30, 2026, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)
+ Management contract of compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	August 6, 2026	By:	/s/ Eric M. Sprink
Eric M. Sprink
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 6, 2026	By:	/s/ Brandon J. Soto
Brandon J. Soto
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)