Form 10-Q
period 2026-09-30
COASTAL FINANCIAL CORP
filed 2026-11-05
CIK 1437958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, there were 15,291,390 shares of the issuer’s common stock outstanding.

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

Factors that may affect our results are disclosed in “Item 1A. Risk Factors” in Part II of this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”). Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the recent volatility of our stock price; difficult market conditions and unfavorable economic conditions and uncertainties in the markets in which we operate and in which our loans are concentrated, including declines in housing markets as a result of global macroeconomic and geopolitical events, changes in unemployment levels and slowdowns in economic growth, conflicts in the Middle East and/or changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations; our expected future financial results; our ability to successfully execute on our strategy for our CCBX segment, CCBX partnerships and our efforts to optimize and strengthen our CCBX balance sheet; our ability to effectively evaluate and manage counterparty risk associated with CCBX partners; the overall health of the local and national real estate market; the impacts related to or resulting from bank failures and mergers and other economic and industry volatility, including potential increased regulatory requirements and costs and potential impacts to macroeconomic conditions; the credit risk associated with our loan portfolio, our level of nonperforming assets and the costs associated with resolving problem loans; business and economic conditions generally and in the financial services industry, nationally and within our market area, particularly in the markets in which we operate and in which our loans are concentrated; the impact on the Company's operations due to epidemic illnesses, natural or man-made disasters, such as earthquakes, tsunamis, wildfires, flooding, and similar events, the effects of regional or national civil unrest, wars and acts of terrorism, and political developments that may disrupt or increase volatility in securities or otherwise affect economic conditions; our ability to maintain an adequate level of allowance for credit losses; our ability to successfully manage liquidity risk; our ability to implement our growth strategy and manage costs effectively; the composition of our senior leadership team and our ability to attract and retain key personnel; our ability to raise additional capital to implement our business plan; changes in market interest rates and impacts of such changes on our profits and business; the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; interruptions involving our information technology and telecommunications systems or third-party servicers; our ability to maintain our reputation; increased competition in the financial services industry; regulatory guidance on commercial lending concentrations; our relationship with digital financial service providers; the effectiveness of our risk management framework; the costs and obligations associated with being a publicly traded company and other unanticipated costs that we may experience; the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject; the extensive regulatory framework that applies to us; the impact of recent and future legislative and regulatory changes and economic stimulus programs; and other changes in banking, securities and tax laws and regulations, and their application by our regulators; fluctuations in the value of the securities held in our securities portfolio; governmental monetary and fiscal policies; material weaknesses in our internal control over financial reporting; and our success at managing the risks involved in the foregoing items.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands)

ASSETS
	September 30, 2026	December 31, 2025
Cash and due from banks	$45,707	$34,241
Interest earning deposits with other banks	757,844	702,729
Investment securities, available-for-sale, at fair value	25	29
Investment securities, held-to-maturity, at amortized cost	44,695	48,218
Other investments	18,803	12,837
Loans held for sale	140,337	71,216
Loans receivable	4,185,529	3,749,531
Allowance for credit losses	(208,104)	(169,530)
Total loans receivable, net	3,977,425	3,580,001
CCBX credit enhancement asset, net	150,327	177,657
CCBX receivable	34,456	23,047
Premises and equipment, net	27,088	29,325
Lease right-of-use assets	4,093	4,821
Accrued interest receivable	24,969	18,613
Bank-owned life insurance, net	14,337	13,910
Deferred tax asset, net	17,164	—
Intangible assets, net	3,981	4,536
Other assets	15,176	20,257
Total assets	$5,276,427	$4,741,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$4,678,831	$4,144,199
Subordinated debt, net
Principal amount $45,000 (less unamortized debt issuance costs of $445 and $557) at September 30, 2026 and December 31, 2025, respectively	44,555	44,443
Junior subordinated debentures, net
Principal amount $3,609 (less unamortized debt issuance costs of $14 and $16 at September 30, 2026 and December 31, 2025, respectively)	3,595	3,593
Deferred compensation	221	267
Accrued interest payable	1,229	1,435
Lease liabilities	4,241	4,984
CCBX payable	18,780	27,492
Deferred tax liability, net	—	853
Other liabilities	46,708	23,212
Total liabilities	4,798,160	4,250,478
Commitments and contingencies - See Note 11
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 25,000,000 shares at September 30, 2026 and December 31, 2025; issued and outstanding: zero shares at September 30, 2026 and December 31, 2025	—	—
Common stock, no par value:

Authorized: 300,000,000 shares at September 30, 2026 and December 31, 2025; 15,288,479 shares at September 30, 2026 issued and outstanding and 15,140,192 shares at December 31, 2025 issued and outstanding	237,044	233,438
Retained earnings	241,224	257,522
Accumulated other comprehensive loss, net of tax	(1)	(1)
Total shareholders’ equity	478,267	490,959
Total liabilities and shareholders’ equity	$5,276,427	$4,741,437
See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$113,082	$100,367	$327,066	$297,381
Interest on interest earning deposits with other banks	7,286	8,007	22,021	22,162
Interest on investment securities	609	616	1,843	1,892
Dividends on other investments	206	37	488	296
Total interest income	121,183	109,027	351,418	321,731
INTEREST EXPENSE
Interest on deposits	30,931	30,466	86,644	89,051
Interest on borrowed funds	1,966	660	3,764	1,980
Total interest expense	32,897	31,126	90,408	91,031
Net interest income	88,286	77,901	261,010	230,700
PROVISION FOR CREDIT LOSSES	46,019	56,598	189,574	144,590
Net interest income after provision for credit losses	42,267	21,303	71,436	86,110
NONINTEREST INCOME
Service charges and fees	979	903	2,845	2,676
Gain on sales of loans, net	7	—	7	—
Unrealized gain (loss) on equity securities, net	(502)	9	(401)	(414)
Other income	533	461	1,610	1,639
Noninterest income, excluding BaaS program income and BaaS indemnification income	1,017	1,373	4,061	3,901
Servicing and other BaaS fees	3,509	1,575	9,049	4,890
Transaction and interchange fees	8,026	4,878	20,735	13,820
Reimbursement of expenses	2,592	1,412	7,243	3,084
BaaS program income	14,127	7,865	37,027	21,794
BaaS credit enhancements	41,767	55,412	163,236	140,328
BaaS fraud enhancements	4,129	2,127	11,500	6,924
BaaS indemnification income	45,896	57,539	174,736	147,252
Total noninterest income	61,040	66,777	215,824	172,947
NONINTEREST EXPENSE
Salaries and employee benefits	22,003	20,146	68,782	63,029
Occupancy	932	952	2,681	2,901
Data processing and software licenses	8,441	6,114	30,432	16,537
Legal and professional expenses	7,792	3,957	20,991	15,807
Point of sale expense	427	69	1,336	245
Excise taxes	1,059	696	3,216	2,099
Federal Deposit Insurance Corporation ("FDIC") assessments	1,269	815	2,671	2,360
Director and staff expenses	655	544	2,041	1,787
Marketing	7	272	51	372
Credit enhancement receivable valuation adjustment	—	—	46,009	—
Other expense	2,414	1,640	6,632	5,102
Noninterest expense, excluding BaaS loan and BaaS fraud expense	44,999	35,205	184,842	110,239
BaaS loan expense	35,715	32,840	113,064	97,830
BaaS fraud expense	4,129	2,127	11,500	6,924
BaaS loan and fraud expense	39,844	34,967	124,564	104,754
Total noninterest expense	84,843	70,172	309,406	214,993
Income (loss) before provision for income taxes	18,464	17,908	(22,146)	44,064
PROVISION (BENEFIT) FOR INCOME TAXES	4,676	4,316	(5,848)	9,714
NET INCOME (LOSS)	$13,788	$13,592	$(16,298)	$34,350
Basic earnings (loss) per common share	$0.90	$0.90	$(1.07)	$2.29
Diluted earnings (loss) per common share	$0.89	$0.88	$(1.07)	$2.24
Weighted average number of common shares outstanding:
Basic	15,256,873	15,093,274	15,226,843	15,030,171
Diluted	15,417,178	15,443,987	15,226,843	15,314,561
See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET (LOSS) INCOME	$13,788	$13,592	$(16,298)	$34,350
OTHER COMPREHENSIVE INCOME (LOSS), before tax
Securities available-for-sale
Income tax expense related to unrealized holding gain/(loss)	—	—	—	1
OTHER COMPREHENSIVE INCOME, net of tax	—	—	—	1
COMPREHENSIVE INCOME	$13,788	$13,592	$(16,298)	$34,351
See accompanying Notes to Condensed Consolidated Financial Statements.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands)

	Shares of Common Stock	Amount of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, June 30, 2025	15,093,036	$230,423	$231,287	$(1)	$461,709
Net income	—	—	13,592	—	13,592
Issuance of restricted stock awards, net of — shares held to cover	—	(28)	—	—	(28)
Vesting of restricted stock units, net of 685 shares held to cover for taxes	16,516	(73)	—	—	(73)
Exercise of stock options, net of — shares held to cover for taxes	2,448	27	—	—	27
Stock-based compensation	—	50	—	—	50
BALANCE, September 30, 2025	15,112,000	$230,399	$244,879	$(1)	$475,277

BALANCE, December 31, 2024	14,935,298	$228,177	$210,529	$(2)	$438,704
Net income	—	—	34,350	—	34,350
Issuance of restricted stock awards, net of 326 shares held to cover	9,713	(28)	—	—	(28)
Vesting of restricted stock units, net of 28,068 shares held to cover for taxes	111,841	(2,454)	—	—	(2,454)
Exercise of stock options, net of 5,720 shares held to cover for taxes	55,148	48	—	—	48
Stock-based compensation	—	4,584	—	—	4,584
Stock issuance and net proceeds from public offering	—	72	—	—	72
Other comprehensive loss, net of tax	—	—	—	1	1
BALANCE, September 30, 2025	15,112,000	$230,399	$244,879	$(1)	$475,277

BALANCE, June 30, 2026	15,280,689	$236,012	$227,436	$(1)	$463,447
Net (loss) income	—	—	13,788	—	13,788
Issuance of restricted stock awards	—	—	—	—	—
Vesting of restricted stock units, net of 209 shares held to cover for taxes	5,845	(11)	—	—	(11)
Exercise of stock options	1,945	18	—	—	18
Stock-based compensation	—	1,025	—	—	1,025
BALANCE, September 30, 2026	15,288,479	$237,044	$241,224	$(1)	$478,267

BALANCE, December 31, 2025	15,140,192	$233,438	$257,522	$(1)	$490,959
Net (loss) income	—	—	(16,298)	—	(16,298)
Issuance of restricted stock awards	13,814	—	—	—	—
Vesting of restricted stock units, net of 13,144 shares held to cover for taxes	84,246	(1,310)	—	—	(1,310)
Exercise of stock options, net of 4,764 shares held to cover for exercise and taxes	50,227	(12)	—	—	(12)
Stock-based compensation	—	4,928	—	—	4,928
BALANCE, September 30, 2026	15,288,479	$237,044	$241,224	$(1)	$478,267

See accompanying Notes to Condensed Consolidated Financial Statements. l

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(16,298)	$34,350
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses	189,574	144,590
Depreciation and amortization	9,304	4,821
Origination of loans held for sale	(6,850)	—
Proceeds from sales of loans originated for sale	6,164	—
Loss on disposition of fixed assets	11	—
Amortization of operating lease right-of-use assets	817	647
Decrease in operating lease liabilities	(832)	(658)
Net amortization on investment securities	30	14
Unrealized holding loss on equity investment, net	401	414
Stock-based compensation	4,928	4,584
Increase in bank-owned life insurance value	(409)	(384)
Deferred tax provision	(18,017)	4,399
Net change in CCBX receivable	(11,409)	(2,122)
Net change in CCBX credit enhancement asset	(18,246)	4,149
Credit enhancement valuation adjustment	45,576	—
Net change in CCBX payable	(8,713)	2,050
Net change in other assets and liabilities	18,725	(91)
Total adjustments	211,054	162,413
Net cash provided by operating activities	194,756	196,763
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in FRB and FHLB securities	(589)	—
Change in equity investments, net	(3,279)	(2,392)
Principal paydowns of investment securities available-for-sale	4	5
Principal paydowns of investment securities held-to-maturity	3,492	3,361
Purchase of intangible assets	(125)	—
Purchase of bank owned life insurance	(18)	(18)
Proceeds from sales of loans held for sale	13,827,973	3,661,886
Purchase of loans and loan participations	(40,278)	(11,199)
Increase in loans receivable, net	(14,442,267)	(4,037,023)
Purchases of premises and equipment, net	(6,398)	(6,507)
Net cash used by investing activities	(661,485)	(391,887)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, and savings	537,203	391,576
Net decrease in time deposits	(2,571)	(4,345)
Proceeds from (payments for) exercise of stock options, net of shares withheld to cover	(12)	48
Net cash for shares held to cover on restricted stock vesting	(1,310)	(2,482)
Proceeds from public offering, expense true-up	—	72
Net cash provided by financing activities	533,310	384,869
NET CHANGE IN CASH, DUE FROM BANKS AND RESTRICTED CASH	66,581	189,745
CASH, DUE FROM BANKS AND RESTRICTED CASH, beginning of year	736,970	452,513
CASH, DUE FROM BANKS AND RESTRICTED CASH, end of quarter	$803,551	$642,258

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest paid	$90,614	$90,887
Income taxes paid	11,373	9,745
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Lease liabilities arising from obtaining right-of-use assets	$89	$216
Non-cash investing and financing activities:
Transfer from loans to loans held for sale	$13,896,408	$3,684,181
Recognition of LIHTC investments and related unfunded capital commitments	$2,500	$—
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
The Company operates through the Bank and is headquartered in Everett, Washington, which by population is the largest city in Snohomish County. The Company’s business is conducted through three reportable segments: The community bank, CCBX and treasury & administration. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County and two of which are located in neighboring counties (one in King County and one in Island County). We also have a loan production office which is located in King county. The CCBX segment provides banking as a service (“BaaS”) that allows digital financial service providers, companies and brands to offer their customers banking services. The CCBX segment had a total of 31 partners at varying stages as of September 30, 2026. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments.
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
Financial statement presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting requirements and with instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2026. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the entire year.
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

Subsequent Events - The Company has evaluated events and transactions subsequent to September 30, 2026 for potential recognition or disclosure.
Reclassifications - Certain amounts reported in prior quarters' consolidated financial statements may have been reclassified to conform to the current presentation with no effect on stockholders’ equity or net (loss) income.
Immaterial Correction to Prior-Period Presentation - On the consolidated statement of cash flows, loan purchases previously presented as cash inflows have been voluntarily corrected to cash outflows for the same dollar amount of $11.2 million, with an offsetting adjustment to the net increase or decrease in loans receivable, both within cash flows from investing activities. The correction had no effect on net cash provided by or used in investing activities or the net change in cash and cash equivalents, the Company’s financial condition, results of operations or shareholders’ equity.
Note 2 - Recent accounting standards
Recent Accounting Guidance
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires enhanced disclosures about the nature of expenses included in income statement line items to improve transparency and comparability. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this standard on its disclosures.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to clarify and improve the guidance related to interim financial reporting. The ASU enhances the structure and navigability of Topic 270 by consolidating and organizing interim disclosure requirements and clarifying their applicability to entities that issue interim financial statements in accordance with U.S. GAAP. The amendments also introduce a disclosure principle requiring entities to disclose material events and changes that occur after the most recent annual reporting period. The ASU does not significantly expand existing disclosure requirements but is intended to improve transparency and consistency in interim reporting. This ASU is effective for interim reporting periods in fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Note 3 - Investment Securities
The following tables summarize the amortized cost, fair value, and allowance for credit losses and the corresponding amounts of gross unrealized gains and losses of available-for-sale securities recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses of held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands; unaudited)
September 30, 2026
Available-for-sale
U.S. Agency collateralized mortgage obligations	$26	$—	$(1)	$25	$—
Total available-for-sale securities	26	—	(1)	25	—
Held-to-maturity
U.S. Agency residential mortgage-backed securities	44,695	58	(1,297)	43,456	—
Total investment securities	$44,721	$58	$(1,298)	$43,481	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands; unaudited)
December 31, 2025
Available-for-sale
U.S. Agency collateralized mortgage obligations	$30	$—	$(1)	$29	$—
Total available-for-sale securities	30	—	(1)	29	—
Held-to-maturity
U.S. Agency residential mortgage-backed securities	48,218	710	(214)	48,713	—
Total investment securities	$48,248	$710	$(215)	$48,742	$—
Accrued interest on available-for-sale securities was less than $1,000 at September 30, 2026 and December 31, 2025, and accrued interest on held-to-maturity securities was $203,000 and $219,000 at September 30, 2026 and December 31, 2025, respectively. Accrued interest on securities is excluded from the balances in the preceding tables of securities receivable, and is included in accrued interest receivable on the Company's consolidated balance sheets.

The amortized cost and fair value of debt securities at September 30, 2026, by contractual maturity, are shown below. Currently, the portfolio consists of mortgage-backed securities and collateralized mortgage obligations which are not due at a single maturity date. Expected maturities will differ from contractual maturities because issuers or the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands; unaudited)
September 30, 2026
U.S. Agency residential mortgage-backed securities and collateralized mortgage obligations	$26	$25	$44,695	$43,456
	$26	$25	$44,695	$43,456
Investments in debt securities with a carrying amount of $44.7 million and $44.3 million were pledged for borrowing lines at September 30, 2026 and December 31, 2025, respectively.
There were eighteen securities with a $1.3 million unrealized loss as of September 30, 2026. There were eight securities with a $215,000 unrealized loss as of December 31, 2025. The following tables show the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands; unaudited)
September 30, 2026
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$—	$25	$1	$25	$1
Total available-for-sale securities	—	—	25	1	25	1
Held-to-maturity
U.S. Agency residential mortgage-backed securities	35,505	1,177	683	120	36,188	1,297
Total investment securities	$35,505	$1,177	$708	$121	$36,213	$1,298

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands; unaudited)
December 31, 2025
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$—	$29	$1	$29	$1
Total available-for-sale securities	—	—	29	1	29	1
Held-to-maturity
U.S. Agency residential mortgage-backed securities	5,039	95	8,228	119	13,267	214
Total investment securities	$5,039	$95	$8,257	$120	$13,296	$215
Management has evaluated the above securities and does not believe that any individual unrealized loss as of September 30, 2026 will be recognized into income. Unrealized losses have not been recognized into income because management does not intend to sell and does not expect it will be required to sell the investments. The decline in fair value is largely due to changes in market conditions and interest rates, rather than credit quality. The fair value is expected to recover as the underlying securities in the portfolio approach maturity date and market conditions improve. Management believes there is a high probability of collecting all contractual amounts due because all of the securities in the portfolio are backed by government agencies or government sponsored enterprises. However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the a one year time horizon or perhaps even until maturity. Based on management's analysis no allowance for credit losses was required on these securities.
Other investments
During the quarter ended September 30, 2026, the Company committed $2.5 million to a low-income housing tax credit (“LIHTC”) investment in a limited partnership that finances affordable housing projects; the commitment was entirely unfunded at September 30, 2026, and was recognized in other investments and other liabilities. The investment is accounted for using the proportional amortization method, with investment amortization and related tax benefits recognized within income tax expense.
Note 4 - Loans and Allowance for Credit Losses
Loans Held for Sale
During the nine months ended September 30, 2026, $13.83 billion in CCBX loans sold, $11.00 billion of which was new activity on previously sold credit card receivables. These loans were sold back to partners at par. The Company sells CCBX loans to manage loan portfolio size by partner and by loan category. There were a total of $140.3 million loans held for sale as of September 30, 2026 and $71.2 million loans held for sale as of December 31, 2025.

Loans Held for Investment
The composition of the loan portfolio is as follows as of the periods indicated:

	September 30,	December 31,
	2026	2025
	(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$241,401	$224,439
Real estate loans:
Construction, land and land development loans	248,766	222,075
Residential real estate loans	191,980	202,293
Commercial real estate loans	1,291,700	1,285,856
Consumer and other loans:
Other consumer and other loans	10,736	14,072
Gross community bank loans receivable	1,984,583	1,948,735
CCBX
Commercial and industrial loans:
Capital call lines	$209,701	$210,480
All other commercial & industrial loans	23,797	19,166
Real estate loans:
Residential real estate loans	330,909	264,059
Consumer and other loans:
Credit cards	552,078	622,681
Other consumer and other loans	1,091,049	691,708
Gross CCBX loans receivable	2,207,534	1,808,094
Total gross loans receivable	4,192,117	3,756,829
Net deferred origination fees and premiums	(6,588)	(7,298)
Loans receivable	$4,185,529	$3,749,531
Accrued interest on loans, which is excluded from the balances in the preceding table of loans receivable, was $23.9 million and $17.9 million at September 30, 2026 and December 31, 2025, respectively, and was included in accrued interest receivable on the Company's consolidated balance sheets. Accrued interest on loans is net of an allowance of $958,000 and $616,000 at September 30, 2026 and December 31, 2025, respectively.
Included in commercial and industrial loans as of September 30, 2026 and December 31, 2025, is $209.7 million and $210.5 million, respectively, in capital call lines, provided to venture capital firms through one of our BaaS partners. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards by our BaaS partner and the underwriting is reviewed by the Bank on every line/loan.
Consumer and other loans includes unplanned overdrafts of $42.0 million and $16.9 million at September 30, 2026 and December 31, 2025, respectively. Community bank unplanned overdrafts were $18,000 and $10,000 at September 30, 2026 and December 31, 2025, respectively, and CCBX unplanned overdrafts were $42.0 million and $16.8 million at September 30, 2026 and December 31, 2025, respectively.
The Company, through the Bank, purchases loans from CCBX partners, at par, through agreements with those CCBX partners, and those loans had a remaining balance of $102.2 million as of September 30, 2026 and $134.9 million as of December 31, 2025. As of September 30, 2026, $101.1 million is included in consumer and other loans and $1.1 million is included in commercial and industrial loans, compared to $132.6 million in consumer and other loans and $2.3 million in commercial and industrial loans as of December 31, 2025.
The Company, through the Bank, at times purchases individual loans at fair value as of the acquisition date. The Company held purchased loans with remaining balances that totaled $4.3 million as of both September 30, 2026 and

December 31, 2025. Unamortized premiums on these loans totaled $80,000 and $84,000 as of September 30, 2026 and December 31, 2025, respectively, and are amortized into interest income over the life of the loans. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan.
The Company, through the Bank, has purchased participation loans with remaining balances totaling $23.9 million and $26.9 million as of September 30, 2026 and December 31, 2025, respectively. These loans are included in the applicable loan category depending upon the collateral and purpose of the individual loan and are underwritten to the Bank's credit standards.
The balance of Small Business Administration ("SBA") and United States Department of Agriculture ("USDA") loans and participations sold and serviced for others totaled $2.2 million and $2.5 million at September 30, 2026 and December 31, 2025, respectively.
The gross balance of Main Street Lending Program (“MSLP”) loans participated and serviced for others totaled $23.1 million at both September 30, 2026 and December 31, 2025, with $1.2 million in MSLP loans on the balance sheet and included in commercial and industrial loans at both September 30, 2026 and December 31, 2025. Servicing is retained on the gross balance.
The Company has pledged loans totaling $833.5 million at September 30, 2026 and $895.5 million at December 31, 2025, for borrowing lines at the FHLB and FRB. Loans are pledged to increase and maintain the borrowing capacity of the Bank for liquidity management purposes.
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
As of September 30, 2026, $241.4 million in community bank loans are included in commercial and industrial loans, compared to $224.4 million at December 31, 2025.
As of September 30, 2026, $233.5 million in loans originated through CCBX partners are included in commercial and industrial loans, compared to $229.6 million at December 31, 2025.
As of September 30, 2026, $209.7 million in CCBX capital call lines are included in commercial and industrial loans compared to $210.5 million at December 31, 2025. Capital call lines are provided to venture capital firms. These loans are secured by the capital call rights and are individually underwritten to the Bank’s credit standards and the underwriting is reviewed by the Bank on every line/loan.
Also included in commercial and industrial loans are $23.8 million in unsecured loans originated through CCBX partners as of September 30, 2026, compared to $19.2 million as of December 31, 2025.
Construction, land and land development loans – The Company originates loans for the construction of 1-4 family, multifamily and CRE properties in the Company’s market area. Construction loans are considered to have higher risks due to construction completion and timing risk, the ultimate repayment being sensitive to interest rate changes, government regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans, as adverse economic conditions may negatively impact the real estate market, which could affect the borrower’s ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change. The Company occasionally originates land loans for the purpose of facilitating the ultimate construction of a home or commercial building. The primary risks include the borrower’s ability to pay and the inability of the Company to recover its investment due to a material decline in the fair value of the underlying collateral.
As of September 30, 2026, $248.8 million in community bank loans are included in construction, land and land development loans, compared to $222.1 million at December 31, 2025.
Residential real estate loans – Residential real estate includes various types of loans for which the Company holds real property as collateral. Included in this segment are first, second and third lien single family loans, occasionally purchased by the Company to diversify its loan portfolio, and rental portfolios secured by one-to-four family homes. Community bank residential real estate loans are closed-end loans secured by first liens on homes and include loans to investors who purchase and lease homes to others. The primary risks of residential real estate loans include the borrower’s inability to pay, material decreases in the value of the collateral, and significant increases in interest rates which may make the property unaffordable, potentially leading to borrower default.
As of September 30, 2026, $330.9 million in loans originated through CCBX partners are included in residential real estate loans, compared to $264.1 million at December 31, 2025. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card. Home equity lines of credit are classified as residential real estate per regulatory guidelines.
Commercial real estate (includes owner occupied and non-owner occupied) loans – Commercial real estate loans include various types of loans for which the Company holds real property as collateral.
As of September 30, 2026, $1.29 billion in community bank loans are included in commercial real estate loans, compared to $1.29 billion at December 31, 2025.
We have commercial real estate loans totaling $386.7 million that are collateralized by owner-occupied real-estate and $546.2 million that are collateralized by non-owner-occupied real estate, as well as $345.1 million of multifamily residential loans and $13.7 million of farmland loans, as of September 30, 2026, compared to $374.7 million that are collateralized by owner-occupied real-estate and $531.1 million that are collateralized by non-owner-occupied real estate, as well as $367.9 million of multifamily residential loans and $12.2 million of farmland loans as of December 31, 2025. The primary risks of a commercial real estate loan include the borrower’s inability to pay, material decreases in the value of the collateralized real estate and significant increases in interest rates, which may reduce the profitability of the underlying property and impair the borrower's ability to service the debt. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.
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
As of September 30, 2026, $10.7 million in community bank loans are included in consumer and other loans, compared to $14.1 million at December 31, 2025.
As of September 30, 2026, $1.64 billion in CCBX loans are included in consumer and other loans, compared to $1.31 billion at December 31, 2025.

The following chart breaks out our consumer loan portfolio by segment and loan type as of September 30, 2026. The largest portion of our consumer portfolio is comprised of CCBX installment loans and credit card loans. These loans are further divided to show the total secured and unsecured amounts in each of these categories. The average overall outstanding consumer loan balance is small at $400.

(dollars in thousands; unaudited)	Outstanding Balance	% of Total Outstanding Balance Consumer Loans	Average Loan Balance	Number of Loans
CCBX consumer loans
Installment loans - cash secured	$265,952	16.1%
Installment loans - unsecured	531,411	32.1
Installment loans - total	797,363	48.2	$0.3	2,637,339
Credit cards - cash secured	56	0.0
Credit cards - unsecured	552,022	33.4
Credit cards - total	552,078	33.4	1.5	378,057
Lines of credit	251,707	15.2	0.2	1,336,947
Other loans	41,979	2.5	0.1	358,418
Community bank consumer loans
Lines of credit	196	0.0	5.8	34
Installment loans	672	0.1	26.9	25
Other loans	9,868	0.6	26.0	380
Total	$1,653,863	100.0%	$0.4	4,711,200
The following chart breaks out our consumer loan portfolio by segment and loan type as of December 31, 2025. The largest portion of our consumer loan portfolio is comprised of CCBX installment loans and credit card loans. These loans are further divided to show the total secured and unsecured amounts in each of these categories. The average overall outstanding consumer loan balance is small at $809.

(dollars in thousands; unaudited)	Outstanding Balance	% of Total Outstanding Balance Consumer Loans	Average Loan Balance	Number of Loans
CCBX consumer loans
Installment loans - cash secured	$162,072	12.2%
Installment loans - unsecured	502,767	37.8
Installment loans - total	664,839	50.0	$0.8	864,638
Credit cards - cash secured	56	0.0
Credit cards - unsecured	622,625	46.9
Credit cards - total	622,681	46.9	1.4	435,236
Lines of credit	10,027	0.8	0.1	89,736
Other loans	16,842	1.3	0.1	252,381
Community bank consumer loans
Lines of credit	140	0.0	4.5	31
Installment loans	3,010	0.2	111.5	27
Other loans	10,922	0.8	28.6	382
Total	$1,328,461	100.0%	$0.8	1,642,431

Past Due and Nonaccrual Loans
The following tables illustrate an age analysis of past due loans as of the dates indicated:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
September 30, 2026
Community Bank
Commercial and industrial loans	$150	$82	$232	$241,169	$241,401	$—
Real estate loans:
Construction, land and land development	7	—	7	248,759	248,766	—
Residential real estate	86	271	357	191,623	191,980	—
Commercial real estate	434	4,000	4,434	1,287,266	1,291,700	—
Consumer and other loans	3	—	3	10,733	10,736	—
Total community bank	$680	$4,353	$5,033	$1,979,550	$1,984,583	$—
CCBX
Commercial and industrial loans:
Capital call lines	$720	$—	$720	$208,981	$209,701	$—
All other commercial & industrial loans	634	346	980	22,817	23,797	346
Real estate loans:
Residential real estate loans	2,363	1,610	3,973	$326,936	$330,909	1,610
Consumer and other loans:
Credit cards	18,705	22,022	40,727	$511,351	$552,078	17,536
Other consumer and other loans	40,024	34,692	74,716	1,016,333	1,091,049	11,851
Total CCBX	$62,446	$58,670	$121,116	$2,086,418	$2,207,534	$31,343
Total consolidated	$63,126	$63,023	$126,149	$4,065,968	4,192,117	$31,343
Less net deferred origination fees and premiums					(6,588)
Loans receivable					$4,185,529

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Still Accruing
	(dollars in thousands; unaudited)
December 31, 2025
Community Bank
Commercial and industrial loans	$150	$2,070	$2,220	$222,219	$224,439	$—
Real estate loans:
Construction, land and land development	—	—	—	222,075	222,075	—
Residential real estate	286	—	286	202,007	202,293	—
Commercial real estate	107	4,344	4,451	1,281,405	1,285,856	—
Consumer and other loans	1	—	1	14,071	14,072	—
Total community bank	$544	$6,414	$6,958	$1,941,777	$1,948,735	$—
CCBX
Commercial and industrial loans:
Capital call lines	$—	$—	$—	$210,480	$210,480	$—
All other commercial & industrial loans	1,075	654	1,729	17,437	19,166	654
Real estate loans:
Residential real estate loans	3,125	1,961	5,086	$258,973	$264,059	$1,961
Consumer and other loans:
Credit cards	27,752	26,632	54,384	$568,297	$622,681	$22,536
Other consumer and other loans	38,187	8,078	46,265	$645,443	$691,708	$7,993
Total CCBX	$70,139	$37,325	$107,464	$1,700,630	$1,808,094	$33,144
Total consolidated	$70,683	$43,739	$114,422	$3,642,407	$3,756,829	$33,144
Less net deferred origination fees and premiums					(7,298)
Loans receivable					$3,749,531
There were $31.3 million in CCBX loans past due 90 days or more and still accruing interest as of September 30, 2026, compared to $33.1 million as of December 31, 2025. This is attributed to loans originated through CCBX lending partners that continue to accrue interest up to 180 days past due.
The accrual of interest on community bank loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are 90 days past due as to either principal or interest, unless they are well secured and in the process of collection. Installment/closed-end and revolving/open-end consumer loans originated through CCBX lending partners typically continue to accrue interest until 120 and 180 days past due, respectively, and an allowance is recorded through provision expense for these expected losses. Certain CCBX partners employ collection practices that place specific loans on nonaccrual status to enhance collectability. As of September 30, 2026, $18.7 million of these nonaccrual CCBX loans were less than 90 days past due, compared to $20.3 million as of December 31, 2025. For installment/closed-end and revolving/open-end consumer loans originated through CCBX lending partners with balances outstanding beyond 120 days and 180 days past due, respectively, principal and capitalized interest outstanding is charged off against the allowance, and accrued interest outstanding is reversed against interest income. These consumer loans are reported as nonperforming/substandard, 90 days or more days past due and still accruing.

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
An analysis of nonaccrual loans by category consisted of the following at the periods indicated:

	September 30,			December 31,
	2026			2025
	Total Nonaccrual	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual	Nonaccrual with No ACL	Nonaccrual with ACL
	(dollars in thousands; unaudited)
Community Bank
Commercial and industrial loans	$149	$67	$82	$2,151	$2,058	$93
Real estate loans:
Residential real estate	1,695	306	1,389	38	38	—
Commercial real estate	4,000	4,000	—	4,344	4,344	—
Total community bank nonaccrual loans	$5,844	$4,373	$1,471	$6,533	$6,440	$93
CCBX
Commercial and industrial loans	$49	$—	$49	$127	$—	$127
Consumer and other loans:
Credit cards	18,161	—	18,161	21,433	—	21,433
Consumer and other consumer loans	5,071	—	5,071	2,875	—	2,875
Total CCBX nonaccrual loans	$23,281	$—	$23,281	$24,435	$—	$24,435
Total consolidated nonaccrual loans	$29,125	$4,373	$24,752	$30,968	$6,440	$24,528

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
There were no modified loans for community bank borrowers experiencing financial difficulty at September 30, 2026 and December 31, 2025.
The following tables present the CCBX loans at September 30, 2026 and December 31, 2025 that were both experiencing financial difficulty and were modified in the twelve months previous to the dates presented by class and by type of modification. The percentage of the loans that were modified to borrowers in financial distress as compared to the total CCBX loans of each class is also presented below.

September 30, 2026	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Interest Rate Reduction & Payment Delay	Principal Forgiveness Payment Delay & Term Extension	Total	Total Class of Financing Receivable
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$460	$—	$49	$—	$—	$509	2.14%
Consumer and other loans:
Credit cards	5,071	—	15,019	—	2,033	—	22,123	4.01
Other consumer and other loans	—	3,569	—	4,990	—	59	8,618	0.79
Total	$5,071	$4,029	$15,019	$5,039	$2,033	$59	$31,250	0.75%

December 31, 2025	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Interest Rate Reduction & Payment Delay	Principal Forgiveness, Payment Delay & Term Extension	Total	Total Class of Financing Receivable
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$763	$—	$4	$—	$—	$767	4.00%
Consumer and other loans:
Credit cards	13,780	—	32,566	—	685	—	47,031	7.55
Other consumer and other loans	—	4,087	—	832	—	15	4,934	0.71
Total	$13,780	$4,850	$32,566	$836	$685	$15	$52,732	1.41%
The Company has committed to lend additional amounts totaling $81,000 to the borrowers included in the table above as of September 30, 2026.
The performance of loans modified is monitored to understand the effectiveness of the modification efforts. The following tables present the performance of such loans that have been modified in the last 12 months previous to the dates presented:

September 30, 2026	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$105	$64	$169
Consumer and other loans:
Credit cards	3,669	4,638	8,307
Other consumer and other loans	709	305	1,014
Total CCBX	$4,483	$5,007	$9,490

December 31, 2025	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$199	$28	$227
Consumer and other loans:
Credit cards	8,403	7,114	15,517
Other consumer and other loans	745	321	1,066
Total CCBX	$9,347	$7,463	$16,810
The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the preceding 12 months as of the dates indicated:

September 30, 2026	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$247	—%	2.2
Consumer and other loans:
Credit cards	4,684	18.7	n/a
Other consumer and other loans	8,331	—	1.9
Total CCBX	$13,262	18.7%	2.0

December 31, 2025	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$224	—%	2.0
Consumer and other loans:
Credit cards	9,062	14.4	n/a
Other consumer and other loans	5,904	—	2.0
Total CCBX	$15,190	14.4%	2.0
The following tables present the total of loans that had a payment default during the preceding 12 months and which were modified for borrowers experiencing financial difficulty in the 12 months prior to that default.

September 30, 2026	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Interest Rate Reduction & Payment Delay	Principal Forgiveness, Payment Delay & Term Extension	Total
	(dollars in thousands; unaudited)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$169	$—	$—	—	$—	$169
Consumer and other loans:
Credit cards	4,301	—	10,670	—	757	—	15,728
Other consumer and other loans	—	792	—	428	—	17	1,237
Total	$4,301	$961	$10,670	$428	$757	$17	$17,134

December 31, 2025	Principal Forgiveness	Term Extension	Interest Rate Reduction	Principal Forgiveness & Payment Delay	Interest Rate Reduction & Payment Delay	Principal Forgiveness, Payment Delay & Term Extension	Total
	(dollars in thousands)
CCBX
Commercial and industrial loans:
All other commercial & industrial loans	$—	$628	$—	$4	$—	$—	$632
Consumer and other loans:
Credit cards	12,339	—	21,798	—	204	—	34,341
Other consumer and other loans	—	3,267	—	640	—	15	3,922
Total	$12,339	$3,895	$21,798	$644	$204	$15	$38,895
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
	(dollars in thousands; unaudited)
As of September 30, 2026
Commercial and industrial loans
Risk rating
Pass	$37,258	$90,431	$5,325	$7,198	$31,656	$10,093	$42,560	$1,871	$226,392
Other Loans Especially Mentioned	75	12,672	200	—	43	1,739	131	—	14,860
Substandard	—	—	—	16	—	—	133	—	149
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - All other commercial and industrial loans	$37,333	$103,103	$5,525	$7,214	$31,699	$11,832	$42,824	$1,871	$241,401
Year-to-date gross charge-offs	$—	$—	$28	$23	$—	$—	$—	$—	$51

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of September 30, 2026
Real estate loans - Construction, land and land development loans
Risk rating
Pass	$30,335	$125,927	$27,805	$54,151	$6,530	$3,668	$102	$—	$248,518
Other Loans Especially Mentioned	—	—	—	—	—	248	—	—	248
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Construction, land and land development loans	$30,335	$125,927	$27,805	$54,151	$6,530	$3,916	$102	$—	$248,766
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real estate loans - Residential real estate loans
Risk rating
Pass	$7,653	$14,874	$9,668	$23,402	$22,186	$76,890	$34,857	$403	$189,933
Other Loans Especially Mentioned	—	64	—	—	—	—	288	—	352
Substandard	—	—	1,389	—	271	—	35	—	1,695
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Residential real estate loans	$7,653	$14,938	$11,057	$23,402	$22,457	$76,890	$35,180	$403	$191,980
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate loans - Commercial real estate loans
Risk rating
Pass	$137,778	$95,350	$53,033	$197,321	$245,867	$518,136	$9,747	$1,743	$1,258,975
Other Loans Especially Mentioned	784	—	15,388	—	5,510	7,043	—	—	28,725
Substandard	—	—	—	—	—	4,000	—	—	4,000
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate loans - Commercial real estate loans	$138,562	$95,350	$68,421	$197,321	$251,377	$529,179	$9,747	$1,743	$1,291,700
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of September 30, 2026
Consumer and other loans - Other consumer and other loans
Risk rating
Pass	$40	$274	$82	$20	$7,235	$2,884	$201	$—	$10,736
Other Loans Especially Mentioned	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans - Other consumer and other loans	$40	$274	$82	$20	$7,235	$2,884	$201	$—	$10,736
Year-to-date gross charge-offs	$11	$—	$—	$—	$—	$—	$—	$—	$11

Total community bank loans receivable
Risk rating
Pass	$213,064	$326,856	$95,913	$282,092	$313,474	$611,671	$87,467	$4,017	$1,934,554
Other Loans Especially Mentioned	859	12,736	15,588	—	5,553	9,030	419	—	44,185
Substandard	—	—	1,389	16	271	4,000	168	—	5,844
Doubtful	—	—	—	—	—	—	—	—	—
Total community bank loans	$213,923	$339,592	$112,890	$282,108	$319,298	$624,701	$88,054	$4,017	$1,984,583
Year-to-date gross charge-offs	$11	$—	$28	$23	$—	$—	$—	$—	$62

	Term Loans Amortized Cost Basis by Origination Year
Community Bank	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
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
	(dollars in thousands; unaudited)
As of September 30, 2026
Commercial and industrial loans - Capital call lines
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$209,701	$—	$209,701
Nonperforming	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans - Capital call lines	$—	$—	$—	$—	$—	$—	$209,701	$—	$209,701
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans - All other commercial and industrial loans
Payment performance
Performing	$—	$—	$—	$6,061	$890	$—	$16,451	$—	$23,402
Nonperforming	—	—	—	204	41	—	150	—	395
Total commercial and industrial loans - All other commercial and industrial loans	$—	$—	$—	$6,265	$931	$—	$16,601	$—	$23,797
Year-to-date gross charge-offs	$—	$—	$—	$1,747	$282	$—	$898	$—	$2,927

Real estate loans - Residential real estate loans
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$327,833	$1,466	$329,299
Nonperforming	—	—	—	—	—	—	1,610	—	1,610
Total real estate loans - Residential real estate loans	$—	$—	$—	$—	$—	$—	$329,443	$1,466	$330,909
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$3,285	$—	$3,285

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
	(dollars in thousands; unaudited)
As of September 30, 2026
Consumer and other loans - Credit cards
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$516,362	$19	$516,381
Nonperforming	—	—	—	—	—	—	35,697	—	35,697
Total consumer and other loans - Credit cards	$—	$—	$—	$—	$—	$—	$552,059	$19	$552,078
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$75,972	$—	$75,972

Consumer and other loans - Other consumer and other loans
Payment performance
Performing	$536,272	$179,143	$88,924	$41,118	$12,117	$401	$216,152	$—	$1,074,127
Nonperforming	6,738	4,454	3,288	1,089	250	13	1,090	—	16,922
Total consumer and other loans - Other consumer and other loans	$543,010	$183,597	$92,212	$42,207	$12,367	$414	$217,242	$—	$1,091,049
Year-to-date gross charge-offs	$2,883	$23,817	$19,665	$8,909	$1,782	$207	$31,026	$—	$88,289

Total CCBX loans receivable
Payment performance
Performing	$536,272	$179,143	$88,924	$47,179	$13,007	$401	$1,286,499	$1,485	$2,152,910
Nonperforming	6,738	4,454	3,288	1,293	291	13	38,547	—	54,624
Total CCBX loans	$543,010	$183,597	$92,212	$48,472	$13,298	$414	$1,325,046	$1,485	$2,207,534
Year-to-date gross charge-offs	$2,883	$23,817	$19,665	$10,656	$2,064	$207	$111,181	$—	$170,473

	Term Loans Amortized Cost Basis by Origination Year
CCBX	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
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

Allowance for Credit Losses ("ACL")
CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the ACL. Agreements with our CCBX partners provide a credit enhancement under which the partner indemnifies or reimburses the Bank for covered credit losses on loans, unfunded commitments and negative deposit accounts. In accordance with U.S. GAAP, we estimate expected credit losses on these exposures and record the related provision for credit losses and reserve for unfunded commitments. Concurrently, a credit enhancement asset is recognized through noninterest income (BaaS credit enhancements) representing the expected reimbursement from the partner.
The collectability of the credit enhancement asset is evaluated each reporting period and a valuation adjustment is recorded when collection of all or a portion of the asset is no longer considered probable. During the quarter ended June 30, 2026, the Company recorded its initial valuation adjustment of $46.0 million against a portion of the credit enhancement asset related to one CCBX partner following an assessment of the collectability of amounts due under the applicable indemnification arrangement. During the three months ended September 30, 2026, the valuation allowance decreased to $45.6 million, based on management's quarter-end evaluation of the credit enhancement asset, the results of which substantially support the initial valuation allowance established in the quarter ended June 30, 2026. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner or taken from the partner's cash reserve account. If the partner is unable to fulfill its contractual obligations under its program agreement then the Bank could be exposed to the loss of the reimbursement and credit enhancement income.
Under one partner program agreement, the Company retains ownership of approximately 5% of a $167.5 million loan portfolio and retains the credit losses provision for that portfolio; the loans sold were not part of the Company's credit-loss-retained portion. These sales during the quarter temporarily increased its retained share to approximately 15% of the $167.5 million portfolio, or $25.1 million in loans at September 30, 2026. The Company earns 100% of the interest income on the aforementioned $25.1 million of loans.

The following tables summarize the allocation of the ACL, as well as the activity in the ACL attributed to various segments in the loan portfolio, as of and for the three and nine months ended September 30, 2026 and for the three and nine months ended September 30, 2025:

	Commercial and Industrial	Construction, Land, and Land Development	Residential Real Estate	Commercial Real Estate	Consumer and Other	Total
	(dollars in thousands; unaudited)
Three Months Ended September 30, 2026
ACL balance, June 30, 2026	$6,882	$3,990	$10,659	$5,712	$186,481	$213,724
Provision for credit losses or (recapture)	1,418	(194)	4,294	(96)	38,875	44,297
	8,300	3,796	14,953	5,616	225,356	258,021
Loans charged-off	(822)	—	(1,068)	—	(55,904)	(57,794)
Recoveries of loans previously charged-off	173	—	2	—	7,702	7,877
Net charge-offs	(649)	—	(1,066)	—	(48,202)	(49,917)
ACL balance, September 30, 2026	$7,651	$3,796	$13,887	$5,616	$177,154	$208,104

Nine Months Ended September 30, 2026
ACL balance, December 31, 2025	$8,757	$6,580	$11,100	$5,496	$137,597	$169,530
Provision for credit losses or (recapture)	1,385	(2,784)	6,056	120	183,936	188,713
	10,142	3,796	17,156	5,616	321,533	358,243
Loans charged-off	(2,978)	—	(3,285)	—	(164,272)	(170,535)
Recoveries of loans previously charged-off	487	—	16	—	19,893	20,396
Net charge-offs	(2,491)	—	(3,269)	—	(144,379)	(150,139)
ACL balance, September 30, 2026	$7,651	$3,796	$13,887	$5,616	$177,154	$208,104

Three Months Ended September 30, 2025
ACL balance, June 30, 2025	$8,754	$5,265	$12,224	$7,300	$131,251	$164,794
Provision for credit losses or (recapture)	1,125	1,181	6,409	(1,017)	50,566	58,264
	9,879	6,446	18,633	6,283	181,817	223,058
Loans charged-off	(1,641)	—	(1,031)	—	(51,862)	(54,534)
Recoveries of loans previously charged-off	228	—	2	—	5,059	5,289
Net (charge-offs) recoveries	(1,413)	—	(1,029)	—	(46,803)	(49,245)
ACL Balance, September 30, 2025	$8,466	$6,446	$17,604	$6,283	$135,014	$173,813

Nine Months Ended September 30, 2025
ACL balance, December 31, 2024	$11,051	$3,439	$12,250	$8,456	$141,798	$176,994
Provision for credit losses or (recapture)	1,912	3,007	9,444	(2,177)	131,391	143,577
	12,963	6,446	21,694	6,279	273,189	320,571
Loans charged-off	(5,286)	—	(4,188)	—	(152,526)	(162,000)
Recoveries of loans previously charged-off	789	—	98	4	14,351	15,242
Net charge-offs	(4,497)	—	(4,090)	4	(138,175)	(146,758)
ACL Balance, September 30, 2025	$8,466	$6,446	$17,604	$6,283	$135,014	$173,813

There was a provision for unfunded commitments of $1.4 million and $267,000 for the three and nine months ended September 30, 2026, compared to a provision recapture for unfunded commitments of $1.7 million and provision of $411,000 for the three and nine months ended September 30, 2025, respectively.
There was a provision for accrued interest receivable on CCBX loans of $319,000 and $342,000 for the three and nine months ended September 30, 2026, respectively, compared to a provision recapture of $0 and a provision of $602,000 for the three and nine months ended September 30, 2025, respectively. There was a provision for accounts receivable of $0 and $252,000 for the three and nine months ended September 30, 2026, respectively with no such provision for the three and nine months ended September 30, 2025.
The following tables present the collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of the dates indicated:

	Real Estate	Business Assets	Total	ACL
	(dollars in thousands; unaudited)
September 30, 2026
Commercial and industrial loans	$—	$82	$82	$82
Real estate loans:
Residential real estate	1,695	—	1,695	140
Commercial real estate	4,000	—	4,000	—
Total	$5,695	$82	$5,777	$222

	Real Estate	Business Assets	Total	ACL
	(dollars in thousands; unaudited)
December 31, 2025
Commercial and industrial loans	$—	$190	$190	$93
Real estate loans:
Residential real estate	$39	$—	$39	$—
Commercial real estate	4,344	—	4,344	—
Total	$4,383	$190	$4,573	$93
Note 5 - Deposits
The composition of consolidated deposits consisted of the following at the periods indicated:

	September 30, 2026	December 31, 2025
	(dollars in thousands; unaudited)
Demand, noninterest bearing	$631,027	$579,616
Interest bearing demand and money market	3,513,352	3,450,679
Savings	524,735	101,616
Total core deposits	4,669,114	4,131,911
Other deposits	1	1
Time deposits less than $250,000	6,133	8,229
Time deposits $250,000 and over	3,583	4,058
Total deposits	$4,678,831	$4,144,199

The following table presents the maturity distribution of time deposits as of September 30, 2026:

(dollars in thousands; unaudited)	As of September 30, 2026
Less than twelve months	$6,946
One to two years	1,822
Two to three years	201
Three to four years	181
Four to five years	566
$9,716
Included in total deposits is $964.1 million in reciprocal deposit accounts as of September 30, 2026, compared to $460.3 million at December 31, 2025, which provides our customers with fully insured deposits through an exchange of deposits with other financial institutions.
Additionally, as of September 30, 2026 there was $6.29 billion in CCBX deposits that were swept off balance sheet for increased FDIC insurance coverage and liquidity purposes. Amounts in excess of FDIC insurance coverage are swept off-balance sheet, using a third-party facilitator/vendor sweep product, to participating financial institutions. These swept deposits generated fee income of $1.4 million for the quarter ended September 30, 2026.
Note 6 - Leases
The Company has committed to rent premises and equipment used in business operations under non-cancelable operating and finance leases and determines if an arrangement meets the definition of a lease upon inception.
Operating and finance lease right-of-use (“ROU”) assets represent a right to use an underlying asset for the contractual lease term. Lease liabilities represent an obligation to make lease payments arising from the lease. A lease ROU asset and lease liability will be recognized for any new leases at the commencement of the new lease. Leases that are economically similar to the purchase of an asset and meet any one of the five classification criteria under ASC 842, Leases, are classified as finance leases. All other leases are classified as operating leases.
The Company’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating and finance lease liabilities. The weighted average discount rate as of September 30, 2026 was 4.01% for operating leases and is based off the discount rate at the time the lease is originated or renewed.
The Company’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantees.
Leases with terms of 12 months or less are not included in ROU assets or lease liabilities recorded in the Company’s consolidated balance sheet. Operating lease terms include options to extend when it is reasonably certain that the Company will exercise such options, determined on a lease-by-lease basis. At September 30, 2026, lease expiration dates ranged from 1 year to 18 years, with additional renewal options on certain leases typically ranging from 12 months to 10 years. At September 30, 2026, the weighted average remaining lease term inclusive of renewal options that the Company is reasonably certain to renew for the Company’s operating leases was 7.2 years. There were no finance leases at September 30, 2026. The Company had no operating leases that had not yet commenced as of September 30, 2026.
Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $351,000 and $1.1 million for the three and nine months ended September 30, 2026, respectively, and $303,000 and $885,000 for the three and nine months ended September 30, 2025, respectively. Variable lease components, such as inflation adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Company is reasonably certain to renew, at September 30, 2026:

Operating
(dollars in thousands; unaudited)	September 30, 2026

October 1 to December 31, 2026	$315
2027	1,136
2028	716
2029	459
2030	413
2031 and thereafter	1,869
Total lease payments	4,908
Less: amounts representing interest	667
Present value of lease liabilities	$4,241
Amortization expense for finance leases is recognized on a straight-line basis over the lease term. The following table presents the components of total lease expense, including finance lease costs and operating cash flows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(dollars in thousands; unaudited)
Lease expense:
Operating lease expense (1)	$310	$262	$930	$765
Variable lease expense	115	107	327	304
Finance lease cost
Right-of-use amortization (2)	9	9	26	26
Interest expense (3)	—	—	—	2
Total lease expense	$434	$378	$1,283	$1,097
Cash paid:
Cash paid from operating leases	$430	$374	$1,271	$1,081
Cash paid from finance leases	$9	$9	$27	$27
(1)Included in net occupancy expense and in the Condensed Consolidated Statements of Income (unaudited).
(2)Included in other expense in the Condensed Consolidated Statements of Income (unaudited).
(3)Included in interest on borrowed funds Condensed Consolidated Statements of Income (unaudited).
Note 7 - Stock-Based Compensation
Stock Options and Restricted Stock
The 2018 Coastal Financial Corporation Omnibus Plan (the "2018 Plan") as amended, authorizes the Company to grant awards, including but not limited to stock options, restricted stock units and restricted stock awards, to eligible employees, directors or individuals that provide service to the Company. The Company's shareholders approved amendments to the 2018 Plan in 2021 and 2025 that increased the number of shares available for issuance under the 2018 Plan. The 2018 Plan replaced the 2006 Stock Option and Equity Compensation Plan ("2006 Plan") for new awards; outstanding awards under the prior 2006 Plan continue to vest in accordance with their original terms. Shares available to be granted under the 2018 Plan were 648,022 at September 30, 2026.

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
There were no new stock options granted in the nine months ended September 30, 2026 and 2025.
The following table presents a summary of stock option activity under the 2018 Plan and 2006 Plan during the nine months ended September 30, 2026:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(dollars in thousands, except per share amounts; unaudited)
Outstanding at December 31, 2025	118,881	$10.10	2.1	$12,422
Granted	—	—
Exercised	(54,991)	9.29		$1,686
Expired	—	—
Forfeited	—	—
Outstanding at September 30, 2026	63,890	$10.79	1.6	$1,862
Vested at September 30, 2026	25,745	$10.49	1.5	$758
Exercisable at September 30, 2026	25,745	$10.49	1.5	$758
The total intrinsic value (which is the amount by which the stock price at the date of exercise exceeds the exercise price) of options exercised during both the three and nine months ended September 30, 2026 was $78,000 and $4.3 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2025 was $229,000 and $2.7 million, respectively.
As of September 30, 2026, there was $179,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan and 2006 Plan. Total unrecognized compensation costs are adjusted for unvested forfeitures. The Company expects to recognize that cost over a remaining weighted-average period of approximately 1.6 years. Compensation expense recorded related to stock options was $27,000 and $284,000 for the three and nine months ended September 30, 2026, respectively, and $32,000 and $179,000 for the three and nine months ended September 30, 2025, respectively.
Restricted Stock Units
In the first three quarters of 2026, the Company granted 138,715 restricted stock units ("RSUs") under the 2018 Plan to employees, which vest ratably over periods ranging from 4 years to 5.7 years.
RSUs provide for an interest in Company common stock to the recipient, the underlying stock is not issued until certain conditions are met. Vesting requirements include time-based, performance-based or market-based conditions. Recipients of RSUs do not pay any cash consideration to the Company for the units, and the holders of the restricted units do not have voting rights. The fair value of time-based and performance-based units is equal to the fair market value of the Company’s common stock on the grant date. The fair value of market-based units is estimated on the grant date using the Monte Carlo simulation model. Compensation expense is recognized over the applicable vesting period of the awards. RSUs are nonparticipating securities.
As of September 30, 2026, there was $15.1 million of total unrecognized compensation cost related to nonvested RSUs. The Company expects to recognize that cost over the remaining weighted-average vesting period of approximately 3.3 years. Total unrecognized compensation costs are adjusted for unvested forfeitures. These amounts and the remaining weighted-average vesting period will change as employees leave the Company prior to vesting. Net compensation expense related to RSUs was $749,000 and $3.9 million for the three and nine months ended September 30, 2026, respectively. There was a net expense recapture of $227,000 and net expense of $3.8 million for the three and nine months ended September 30, 2025, respectively. The total grant-date fair value of RSUs that vested during the three and nine months ended September 30, 2026 was $446,000 and $5.0 million, respectively, compared to $400,000 and $4.6 million for the three and nine months ended September 30, 2025, respectively.
A summary of the Company’s nonvested RSUs at September 30, 2026 and changes during the nine month period is presented below:

Nonvested shares - RSUs	Number of Shares	Weighted- Average Grant Date Fair Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2025	476,302	$51.93
Granted	138,715	$61.25
Forfeited or expired	(100,093)	$74.64
Vested	(96,103)	$51.12
Nonvested shares at September 30, 2026	418,821	$50.07
Restricted Stock Awards
Employees
There were no restricted stock awards outstanding for employees as of September 30, 2026 or December 31, 2025. The fair value of restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Restricted stock awards are participating securities.
Compensation expense recorded related to restricted stock awards was $0 for the three and nine months ended September 30, 2026 and $23,000 and $27,000 for the three and nine months ended September 30, 2025, respectively.
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
As of September 30, 2026, there was $637,000 of total unrecognized compensation expense related to director restricted stock awards which the Company expects to recognize over the remaining average vesting period of approximately eight months. Director compensation expense recorded related to the 2018 Plan totaled $250,000 and $697,000 for the three and nine months ended September 30, 2026, respectively, and $221,000 and $601,000 for the three and nine months ended September 30, 2025, respectively. The total grant-date fair value of RSAs that vested during the three and nine months ended September 30, 2026 was $0 and $875,000, respectively, compared to $0 and $729,000 for the three and nine months ended September 30, 2025, respectively.

A summary of the Company’s nonvested RSAs at September 30, 2026 and changes during the nine-month period is presented below:

Nonvested shares - RSAs	Number of Shares	Weighted- Average Grant Date Fair Value
	(dollars in thousands, except per share amounts; unaudited)
Nonvested shares at December 31, 2025	10,039	$87.19
Granted	13,814	$71.27
Forfeited	—	$—
Vested	(10,039)	$87.19
Nonvested shares at September 30, 2026	13,814	$71.27
Note 8 - Fair Value Measurements
The following tables present estimated fair values of the Company’s financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	September 30, 2026		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$45,707	$45,707	$45,707	$—	$—
Interest earning deposits with other banks	757,844	757,844	757,844	—	—
Investment securities	44,720	43,481	—	43,481	—
Other investments	18,803	18,803	—	14,556	4,247
Loans held for sale	140,337	140,337	—	140,337
Loans receivable, net	4,185,529	4,166,284	—	—	4,166,284
Accrued interest receivable	24,969	24,969	—	24,969	—
Financial liabilities
Deposits	$4,678,831	4,541,575	$—	$4,541,575	$—
Subordinated debt	44,555	44,304	—	44,304	—
Junior subordinated debentures	3,595	3,422	—	3,422	—
Accrued interest payable	1,229	1,229	—	1,229	—

	December 31, 2025		Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands; unaudited)
Financial assets
Cash and due from banks	$34,241	$34,241	$34,241	$—	$—
Interest earning deposits with other banks	702,729	702,729	702,729	—	—
Investment securities	48,247	48,742	—	48,742	—
Other investments	12,837	12,837	—	10,666	2,171
Loans held for sale	71,216	71,216	—	71,216
Loans receivable, net	3,749,531	3,738,084	—	—	3,738,084
Accrued interest receivable	18,613	18,613	—	18,613	—
Financial liabilities
Deposits	$4,144,199	$4,130,842	$—	$4,130,842	$—
Subordinated debt	44,443	44,132	—	44,132	—
Junior subordinated debentures	3,593	3,719	—	3,719	—
Accrued interest payable	1,435	1,435	—	1,435	—
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

Items measured at fair value on a recurring basis – The following fair value hierarchy table presents information about the Company’s assets that are measured at fair value on a recurring basis at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
September 30, 2026
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$25	$—	$25
	$—	$25	$—	$25
December 31, 2025
Available-for-sale
U.S. Agency collateralized mortgage obligations	$—	$29	$—	$29
	$—	$29	$—	$29
The following methods were used to estimate the fair value of the class of financial instruments above:
Investment securities – The fair value of securities is based on quoted market prices, pricing models, quoted prices of similar securities, independent pricing sources and discounted cash flows.
Limitations: The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2026 and December 31, 2025. The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
Items measured at Level 3 fair value on a nonrecurring basis – The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis that are classified within Level 3 of the fair value hierarchy at the dates indicated:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands; unaudited)
September 30, 2026
Collateral dependent loans	$—	$—	$1,249	$1,249
Equity securities	$—	$—	1,237	1,237
Total	$—	$—	$2,486	$2,486

December 31, 2025
Collateral dependent loans	$—	$—	$97	$97
Equity securities	—	—	2,171	2,171
Total	$—	$—	$2,268	$2,268
The amounts disclosed above represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair value as of the dates reported on.

Collateral dependent loans – Fair values for individually evaluated collateral dependent loans are estimated using the fair value of the collateral less selling costs if the loan results in a Level 3 classification. Individually evaluated loan amounts are initially valued at the lower of cost or fair value. Individually evaluated loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Individually evaluated loans are evaluated on a quarterly basis for additional credit losses and adjusted accordingly. The estimated fair values of financial instruments disclosed above follow the guidance in ASU 2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity and marketability factors. Valuation is measured based on the fair value of the underlying collateral or the discounted cash expected future cash flows. Subsequent changes in the value of loans are included within the provision for credit losses on loans in the same manner in which it initially was recognized or as a reduction in the provision that would otherwise be reported. Loans are evaluated quarterly to determine if valuation adjustments should be recorded. The need for valuation adjustments arises when observable market prices or current appraised values of collateral indicate a shortfall in collateral value compared to current carrying values of the related loan. If the Company determines that the value of the individually evaluated loan is less than the carrying value of the loan, the Company either establishes a reserve as a specific component of the allowance for credit losses or charges off that amount. These valuation adjustments are considered nonrecurring fair value adjustments.
Equity securities – The Company measures equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, with price changes recognized in earnings.
Equity securities without readily determinable fair values
The following table presents the carrying value of equity securities without readily determinable fair values, as of September 30, 2026 and 2025, with adjustments recorded during the periods presented for those securities with observable price changes, if applicable. These equity securities are included in other investments on the balance sheet.
•The Company had a $1.2 million and $1.8 million equity interest in a specialized bank technology company as of the quarters ended September 30, 2026 and December 31, 2025. The $600,000 decrease is due to a downward adjustment recorded during the quarter ended September 30, 2026, compared to a $443,000 downward adjustment during the nine months ended September 30, 2025.
•The Company had a $350,000 equity interest in a technology company as of the quarters ended September 30, 2026 and December 31, 2025.
•The Company had a $500,000 equity interest in financial technology company as of the quarter ended September 30, 2026. This was a new equity investment in 2026.
•The Company had a $23,000 and $42,000 equity interest in a technology company as of the quarters ended September 30, 2026 and December 31, 2025, respectively.
•The Company had a $2.2 million equity interest in an affordable housing fund for CRA purposes as of the quarter ended September 30, 2026. This was a new equity investment in 2026.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands; unaudited)	2026	2025	2026	2025
Carrying value, beginning of period	$2,671	$2,176	$2,171	$2,619
Purchases	2,160	—	2,660	—
Observable price change	(584)	(5)	(584)	(448)
Carrying value, end of period	$4,247	$2,171	$4,247	$2,171
The following table provides a description of the valuation technique, unobservable inputs and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the date indicated:

(unaudited)	Valuation Technique	Unobservable Inputs	September 30, 2026 Weighted Average Rate	December 31, 2025 Weighted Average Rate
Collateral dependent loans	Collateral valuations	Discount to appraised value	8.3%	8.1%
Equity securities	Market approach; observable transaction prices	Adjustments to observable transaction prices	n/a	n/a
Note 9 - (Loss) Earnings Per Common Share
The following is a computation of basic and diluted earnings per common share at the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(dollars in thousands, except earnings per share data; unaudited)
Net (loss) income	$13,788	$13,592	$(16,298)	$34,350
Basic weighted average number common shares outstanding	15,256,873	15,093,274	15,226,843	15,030,171
Dilutive effect of equity-based awards	160,305	350,713	0	284,390
Diluted weighted average number common shares outstanding	15,417,178	15,443,987	15,226,843	15,314,561
Basic (loss) earnings per share	$0.90	$0.90	$(1.07)	$2.29
Diluted (loss) earnings per share	$0.89	$0.88	$(1.07)	$2.24
Antidilutive stock options and restricted stock outstanding	160,808	94,268	354,287	59,074
Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings, however the difference in the two-class method was not significant.
Because the Company reported a net loss for the nine months ended September 30, 2026, all potential common shares were excluded from the computation of diluted earnings per share for that period because their effect would have been antidilutive.
Note 10 – Segment Reporting
As defined in ASC 280, Segment Reporting, an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on classifications within accounting and reporting systems, which provides line of business results. This system uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income and expense. A primary objective of this measurement system and related internal financial reporting practices is to produce consistent results that reflect the underlying financial impact of the segments on the Company and to provide a basis of support for strategic decision making. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Based on these criteria, we have identified three segments: the community bank, CCBX and treasury & administration. The Executive Leadership Team, which includes the CEO, Executive Chair, CFO and other key executive members, which the Company has designated as the CODMs, evaluates the financial performance of the Company’s segments by evaluating interest income and expense, noninterest income and significant expenses. The community bank segment includes all community banking activities. A primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, and two of which are located in neighboring counties (one in King County and one in Island County). We also have a loan production office which is located in King county. The CCBX segment provides BaaS that allows digital financial service providers, companies and brands to offer their customers banking services. The CCBX segment has 31 partners as of September 30, 2026. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments.
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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables for the periods indicated:

	September 30, 2026				December 31, 2025
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Assets	(dollars in thousands; unaudited)
Cash and due from banks	$5,032	$809	$797,710	$803,551	$4,243	$750	$731,977	$736,970
Intrabank assets	—	709,024	(709,024)	—	—	633,600	(633,600)	—
Securities	—	—	44,720	44,720	—	—	48,247	48,247
Loans held for sale	—	140,337	—	140,337	—	71,216	—	71,216
Total loans receivable	1,978,630	2,206,899	—	4,185,529	1,941,979	1,807,552	—	3,749,531
Allowance for credit losses	(16,094)	(192,010)	—	(208,104)	(18,231)	(151,299)	—	(169,530)
All other assets	27,978	219,850	62,566	310,394	29,809	235,137	40,057	305,003
Total assets	$1,995,546	$3,084,909	$195,972	$5,276,427	$1,957,800	$2,596,956	$186,681	$4,741,437
Liabilities
Total deposits	$1,637,324	$3,041,507	$—	$4,678,831	$1,586,359	$2,557,840	$—	$4,144,199
Total borrowings	—	—	48,150	48,150	—	—	48,036	48,036
Intrabank liabilities	353,994	—	(353,994)	—	366,216	—	(366,216)	—
All other liabilities	4,228	43,402	23,549	71,179	5,225	39,116	13,902	58,243
Total liabilities	$1,995,546	$3,084,909	$(282,295)	$4,798,160	$1,957,800	$2,596,956	$(304,278)	$4,250,478

	Three months ended September 30, 2026				Three months ended September 30, 2025
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
	(dollars in thousands; unaudited)
INTEREST INCOME AND EXPENSE
Interest income	$33,459	$79,623	$8,101	$121,183	$30,724	$69,643	$8,660	$109,027
Interest (expense) income intrabank transfer	(3,420)	5,578	(2,158)	—	(3,028)	6,768	(3,740)	—
Interest expense	6,320	24,611	1,966	32,897	7,136	23,330	660	31,126
Net interest income	23,719	60,590	3,977	88,286	20,560	53,081	4,260	77,901
Provision/(Recapture) for credit losses	137	45,882	—	46,019	(107)	56,705	—	56,598
Net interest income/(expense) after provision for credit losses	23,582	14,708	3,977	42,267	20,667	(3,624)	4,260	21,303
NONINTEREST INCOME
Deposit service charges and fees	974	5	—	979	871	32	—	903
Other income	126	2	(90)	38	134	5	331	470
BaaS program income	—	14,127	—	14,127	—	7,865	—	7,865
BaaS indemnification income	—	45,896	—	45,896	—	57,539	—	57,539
Noninterest income	1,100	60,030	(90)	61,040	1,005	65,441	331	66,777
NONINTEREST EXPENSE
Salaries and employee benefits	6,987	11,058	3,958	22,003	7,023	9,334	3,789	20,146
Occupancy	798	84	50	932	801	84	67	952
Data processing and software licenses	1,783	5,599	1,059	8,441	1,204	4,047	863	6,114
Legal and professional expenses	422	5,886	1,484	7,792	399	1,754	1,804	3,957
Credit enhancement receivable valuation adjustment	—	—	—	—	—	—	—	—
Other expense	1,089	3,954	788	5,831	1,500	1,573	963	4,036
BaaS loan expense	—	35,715	—	35,715	—	32,840	—	32,840
BaaS fraud expense	—	4,129	—	4,129	—	2,127	—	2,127
Total noninterest expense	11,079	66,425	7,339	84,843	10,927	51,759	7,486	70,172
Net income/(loss) before income taxes	13,603	8,313	(3,452)	18,464	10,745	10,058	(2,895)	17,908
Income taxes	2,264	3,238	(826)	4,676	2,085	2,834	(603)	4,316
Net income/(loss)	$11,339	$5,075	$(2,626)	$13,788	$8,660	$7,224	$(2,292)	$13,592

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
	(dollars in thousands; unaudited)
INTEREST INCOME AND EXPENSE
Interest income	$97,710	$229,356	$24,352	$351,418	$91,619	$205,762	$24,350	$321,731
Interest income (expense) intrabank transfer	(10,976)	19,696	(8,720)	—	(10,729)	20,678	(9,949)	—
Interest expense	17,548	69,096	3,764	90,408	20,523	68,528	1,980	91,031
Net interest income	69,186	179,956	11,868	261,010	60,367	157,912	12,421	230,700
Provision/(Recapture) for credit losses	(2,716)	192,290	—	189,574	184	144,406	—	144,590
Net interest income/(expense) after provision for credit losses	71,902	(12,334)	11,868	71,436	60,183	13,506	12,421	86,110
NONINTEREST INCOME
Service charges and fees	2,837	8	—	2,845	2,644	32	—	2,676
Other income	395	19	802	1,216	464	5	756	1,225
BaaS program income	—	37,027	—	37,027	—	21,794	—	21,794
BaaS indemnification income	—	174,736	—	174,736	—	147,252	—	147,252
Noninterest income	3,232	211,790	802	215,824	3,108	169,083	756	172,947
NONINTEREST EXPENSE
Salaries and employee benefits	21,813	34,635	12,334	68,782	21,189	26,075	15,765	63,029
Occupancy	2,367	176	138	2,681	2,449	243	209	2,901
Data processing and software licenses	5,939	20,957	3,536	30,432	4,587	9,629	2,321	16,537
Legal and professional expenses	1,243	15,933	3,815	20,991	1,143	6,800	7,864	15,807
Credit enhancement receivable valuation adjustment	—	46,009	—	46,009	—	—	—	—
Other expense	3,057	10,378	2,512	15,947	4,540	4,724	2,701	11,965
BaaS loan expense	—	113,064	—	113,064	—	97,830	—	97,830
BaaS fraud expense	—	11,500	—	11,500	—	6,924	—	6,924
Total noninterest expense	34,419	252,652	22,335	309,406	33,908	152,225	28,860	214,993
Net income (loss) before income taxes	40,715	(53,196)	(9,665)	(22,146)	29,383	30,364	(15,683)	44,064
Income taxes	7,913	(11,131)	(2,630)	(5,848)	5,809	7,583	(3,678)	9,714
Net income (loss)	$32,802	$(42,065)	$(7,035)	$(16,298)	23,574	22,781	(12,005)	34,350

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
As of September 30, 2026, we had $2.74 billion in commitments to extend credit for on-balance sheet loans, compared to $2.31 billion as of December 31, 2025. The $432.8 million increase is largely attributed to an increase of $136.8 million in consumer and other loan commitments, related to CCBX, a $127.8 million increase in credit cards, related to CCBX, a $125.8 million increase in residential real estate commitments, related to CCBX and a $53.4 million increase in commercial and industrial capital call line commitments, also related to CCBX, partially offset by a $40.0 million decrease in commercial construction loans.
As of September 30, 2026, commitments associated with sold credit card receivables subject to receivable sale agreements totaled $7.78 billion, compared to $4.17 billion as of December 31, 2025. While we retain the customer account relationship, subsequent receivables generated by these customer accounts are sold to BaaS partners pursuant to the applicable receivable sale agreements and remain subject to the Company's established partner and portfolio limits.
The following table presents commitments associated with outstanding commitments to extend credit for on-balance sheet loans, CCBX sold credit card receivable commitments, standby and commercial letters of credit and equity investment commitments as of the periods indicated:

(dollars in thousands; unaudited)	As of September 30, 2026	As of December 31, 2025
Commitments to extend credit:
Commercial and industrial loans	$123,105	$90,281
Commercial and industrial loans – capital call lines	572,540	519,135
Construction – commercial real estate loans	18,514	58,562
Construction – residential real estate loans	29,290	39,676
Residential real estate loans	810,259	684,485
Commercial real estate loans	34,726	28,108
Credit cards	947,245	819,495
Consumer and other loans	205,121	68,302
Commitments to extend credit	$2,740,800	$2,308,044
CCBX sold receivable commitment	$7,778,833	$4,170,246
Standby letters of credit	$2,051	$1,042
Equity investment commitment	$12,815	$1,125
We have portfolio limits with each of our partners to manage loan concentration risk, liquidity risk and counterparty partner risk. For example, as of September 30, 2026, capital call lines outstanding balance totaled $209.7 million, and while commitments totaled $572.5 million, the commitments are cancelable and are also limited to a maximum of $350.0 million by agreement with the partner. These limits allow us to manage portfolio size by partner and by loan category.

Commitments to extend credit on CCBX loans are included in the table above and are summarized below:

(dollars in thousands)	As of September 30, 2026	As of December 31, 2025
Commitments to extend credit:
Commercial and industrial loans	$31,605	$23,859
Commercial and industrial loans - capital call lines	572,540	519,135
Residential real estate loans	756,231	631,973
Credit cards, consumer and other loans	1,136,004	874,245
Commitments to extend credit	$2,496,380	$2,049,212
CCBX sold receivable commitment	$7,778,833	$4,170,246
As of September 30, 2026, $1.74 billion in CCBX commitments to extend credit for on-balance sheet loans were unconditionally cancelable, compared to $1.42 billion at December 31, 2025. Commitments that are unconditionally cancelable allow us to manage loan growth, credit concentrations and liquidity. We also limit CCBX partners to a maximum aggregate customer loan balance originated and held on our balance sheet, as shown in the table below.

(dollars in thousands)	Type of Lending	Maximum Portfolio Size
Commercial and industrial loans:
Capital call lines	Business - Venture Capital	$350,000
All other commercial & industrial loans	Business - Small Business	307,752
Real estate loans:
Home equity lines of credit	Home Equity - Secured Credit Cards	403,846
Consumer and other loans:
Credit cards	Credit Cards - Primarily Consumer	1,101,741
Installment loans	Consumer	1,666,661
Other consumer and other loans	Consumer - Secured Credit Builder & Unsecured consumer	775,000
		4,605,000
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

On October 2, 2026, Allegheny County Employees’ Retirement System filed a putative securities class action complaint captioned Allegheny County Employees’ Retirement System v. Coastal Financial Corp., et al., Civ. No. 2:26-3756, in the United States District Court for the Western District of Washington against the Company and certain of its current and former officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and purports to assert a class action on behalf of purchasers of Company securities between October 28, 2024 and July 29, 2026. The complaint alleges, among other things, that the defendants made false statements and omissions about the Company’s CCBX business, including its credit quality and related risk management practices. The named plaintiff seeks unspecified damages, fees, interest, and costs. On October 19, 2026, a shareholder derivative suit entitled Moore v. Adams, et al., Civ. No. 2:26-3982, was filed in the United States District Court for the Western District of Washington against certain of the Company’s current and former officers and directors, and against the Company as nominal defendant. The suit avers purported breach of fiduciary duty and unjust enrichment claims based on the same alleged wrongdoing as the first lawsuit described above. These actions are in their preliminary stages, the outcomes remain uncertain and the Company cannot predict the potential impact, if any, on its business, operations and/or financial condition at this time. The Company intends to vigorously defend against the allegations in the complaints.
The Company is also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a bank holding company that operates through our wholly owned subsidiaries, Coastal Community Bank (“Bank”) and Arlington Olympic LLC. We are headquartered in Everett, Washington, which by population is the largest city in, and the county seat of, Snohomish County. Our business is conducted through three reportable segments: The community bank, CCBX and treasury & administration. The community bank segment includes all community banking activities, with a primary focus on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). The CCBX segment provides banking as a service (“BaaS”) that allows digital financial service providers, companies and brands to offer their customers banking services. The CCBX segment has 31 partners as of September 30, 2026. The treasury & administration segment includes investments, debt and other reporting items that are not specific to the community bank or CCBX segments. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation by the Federal Reserve and the Washington State Department of Financial Institutions Division of Banks. The Federal Reserve also has supervisory authority over the Company.
As of September 30, 2026, we had total assets of $5.28 billion, total loans receivable of $4.19 billion, total deposits of $4.68 billion and total shareholders’ equity of $478.3 million.
The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted by the Bank.
We generate most of our community bank revenue from interest on loans and CCBX revenue from BaaS fee income and interest on loans. Our primary source of funding for our loans is commercial and retail deposits from our customer relationships and from our partner deposit relationships. We place secondary reliance on wholesale funding, primarily borrowings from the Federal Home Loan Bank (“FHLB”). Less commonly used sources of funding include borrowings from the Federal Reserve System (“Federal Reserve”) discount window, draws on established federal funds lines from unaffiliated commercial banks, brokered funds, which allows us to obtain deposits from sources that do not have a relationship with the Bank or a one-way buy through an insured cash sweep (“ICS”) account, which allows us to obtain funds from other institutions that have deposited funds through ICS. Our largest expenses are provision for credit losses on loans, interest on deposits and borrowings, BaaS loan expense and salaries and employee benefits. Our principal lending products are commercial real estate loans, consumer loans, residential real estate, commercial and industrial loans and construction, land and land development loans.
Results of Operations
Net Income
Comparison of the quarter ended September 30, 2026 to the comparable quarter in the prior year
Net income for the three months ended September 30, 2026 was $13.8 million, or $0.89 per diluted share, compared to net income of $13.6 million, or $0.88 per diluted share, for the three months ended September 30, 2025. The increase in net income over the comparable period in the prior year was primarily attributable to an increase of $10.4 million in net interest income, partially offset by an increase of $9.8 million in noninterest expenses excluding BaaS loan expense and BaaS fraud expense, and $3.1 million more in provision for credit losses in excess of BaaS credit enhancement income.
BaaS credit enhancement income decreased $13.6 million, primarily due to loan growth, changes in the composition of the CCBX loan portfolio and an increase in weighted average life of loans. This increase corresponds to a $10.6 million decrease in the provision for credit losses associated with expected credit losses covered under partners' credit enhancement arrangements, with the difference between the two primarily attributable one partner's expected credit losses not expected to be fully collected under that partner's indemnification arrangement. For more information on the accounting for BaaS allowance for credit losses, reserve for unfunded commitments, credit enhancements and fraud enhancements see the section titled “CCBX – BaaS Reporting Information.”

Comparison of the nine months ended September 30, 2026 to the comparable period in the prior year
Net loss for the nine months ended September 30, 2026 was $16.3 million, or $(1.07) per diluted share, compared to net income of $34.4 million, or $2.24 per diluted share, for the nine months ended September 30, 2025. The $50.6 million decrease in net income over the comparable period in the prior year was primarily attributable to a $46.0 million credit enhancement receivable valuation allowance related to the assessment of collectability of a CCBX partner recorded during the second quarter of 2026, a $45.0 million increase in the provision for credit losses related an increase in loans receivable combined with the establishment of a $22.8 million specific reserve during the second quarter of 2026 related to one partner relationship for credit losses not expected to be fully collected under the partner's indemnification arrangement following an individual assessment of collectability. Other unfavorable variances included an increase of $15.2 million in BaaS loan expense, a $13.9 million increase in data processing and software licenses, a $5.8 million increase in salaries and employee benefits and a $5.2 million increase in legal and professional expenses, all due to continued investments in growth, technology and risk management. Favorable variances partially offsetting these increased expenses were an increase of $30.3 million in net interest income and an increase in BaaS program income of $15.2 million.
Net Interest Income
Comparison of the quarter ended September 30, 2026 to the comparable quarter in the prior year
Net interest income for the three months ended September 30, 2026 was $88.3 million, compared to $77.9 million for the three months ended September 30, 2025, an increase of $10.4 million, or 13.4%. The increase in net interest income compared to the quarter ended September 30, 2025 was primarily related to growth in loans receivable, partially offset by a decrease in loan yield and a decrease in interest from interest earning deposits with other banks due primarily to lower interest rates. The average balance of loans was $837.9 million higher, and average interest earning deposits with other banks was $56.4 million higher for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
Total interest and fees on loans were $113.1 million for the three months ended September 30, 2026, compared to $100.4 million for the three months ended September 30, 2025. The $12.7 million increase in interest and fees on loans for the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025, was largely due to growth in loans, primarily from CCBX. Total loans receivable was $4.19 billion at September 30, 2026, compared to $3.70 billion at September 30, 2025. CCBX average loans receivable was $2.48 billion for the quarter ended September 30, 2026, compared to $1.76 billion for the quarter ended September 30, 2025, an increase of $715.6 million, or 40.5%. Average CCBX yield of 12.73% was earned on CCBX loans for the quarter ended September 30, 2026, compared to 15.65% for the quarter ended September 30, 2025. The lower loan yield is the result of lower rates compared to the prior year period as well as a change in the loan mix. The Federal Open Market Committee ("FOMC") of the Federal Reserve recently raised the targeted federal funds rate by 0.25% on September 17, 2026; however, even with the recent increase, the current rate is still 0.25% lower than at September 30, 2025. Additionally, capital call lines were $32.2 million higher compared to September 30, 2025. Capital call lines earn a lower rate of interest and have less credit risk due to the way they are structured compared to other commercial loans. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Community bank average loans receivable was $1.99 billion at September 30, 2026, compared to $1.87 billion at September 30, 2025, an increase of $122.3 million, or 6.5%. An average community bank yield of 6.66% was earned on community bank loans for the quarter ended September 30, 2026, compared to 6.51% for the quarter ended September 30, 2025.

Interest income from interest earning deposits with other banks was $7.3 million for the quarter ended September 30, 2026, a decrease of $721,000, or 9.0%, primarily due to a decrease in interest rates compared to the quarter ended September 30, 2025. The average balance of interest earning deposits invested with other banks for the three months ended September 30, 2026 was $775.6 million, compared to $719.2 million for the three months ended September 30, 2025. The yield on these interest earning deposits with other banks decreased 0.69%, which is in line with the reduction in Fed funds compared to the prior year period, to 3.73% compared to 4.42% at September 30, 2025. Interest income on investment securities decreased $7,000 to $609,000 at September 30, 2026, compared to $616,000 at September 30, 2025. Average investment securities decreased $26,000 from $45.1 million for the three months ended September 30, 2025 to $45.0 million for the three months ended September 30, 2026, as a result of principal paydowns. Average yield on investment securities decreased to 5.36% for the three months ended September 30, 2026, compared to 5.42% for the three months ended September 30, 2025.
Interest expense was $32.9 million for the quarter ended September 30, 2026, a $1.8 million increase from the quarter ended September 30, 2025. Interest expense on deposits was $30.9 million for the quarter ended September 30, 2026, compared to $30.5 million for the quarter ended September 30, 2025. The $465,000 increase in interest expense on deposits was largely due an increase of $683.4 million in average interest bearing deposits compared to the quarter ended September 30, 2025. Interest on borrowed funds was $2.0 million for the quarter ended September 30, 2026, compared to $660,000 for the quarter ended September 30, 2025 primarily due to higher average borrowings resulting from enhancements in the Company's liquidity management and funding strategy.
Cost of funds was 2.67% for the quarter ended September 30, 2026, which was a decrease of 0.40% from 3.07% for the quarter ended September 30, 2025. Cost of deposits for the quarter ended September 30, 2026 was 2.61%, which was a 0.43% decrease from 3.04% for the quarter ended September 30, 2025. These decreases were largely due to lower interest rates combined with changes in liquidity management and funding strategy.
Net interest margin was 6.59% for the three months ended September 30, 2026, compared to 7.00% for the three months ended September 30, 2025. The decrease in net interest margin compared to the three months ended September 30, 2025 was largely due to a decrease in yield on interest earning assets, partially offset by a decrease in cost of funds.
Total yield on loans receivable for the quarter ended September 30, 2026 was 10.03%, compared to 10.95% for the quarter ended September 30, 2025. This decrease in yield on loans receivable is due to lower rate CCBX products growing faster than higher rate CCBX products resulting in a change of mix and lower yield. Lower rate CCBX capital call lines were $32.2 million higher compared to September 30, 2025. The composition of the loan portfolio is shifting with CCBX average loans increasing to 55.4% of the total loan portfolio for the quarter ended September 30, 2026, compared to 48.5% for the quarter ended September 30, 2025, and the average community bank loans decreasing to 44.6% of the loan portfolio for the quarter ended September 30, 2026, compared to 51.5% for the quarter ended September 30, 2025. For the quarter ended September 30, 2026, average CCBX loans increased $715.6 million, or 40.5%, with an average CCBX yield of 12.73%, compared to 15.65% at the quarter ended September 30, 2025. This reflects a lower rate environment as well as our ongoing strategy to grow a more diversified CCBX loan portfolio with a greater proportion of lower-risk loan products and improved portfolio credit quality, which results in lower average yields. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield. Average community bank loans increased $122.3 million, or 6.5%, due to growth and normal balance fluctuations. Average yield on community bank loans for the three months ended September 30, 2026 was 6.66%, compared to 6.51% for the three months ended September 30, 2025.

The following tables (1) show the average yield on loans and cost of deposits by segment and (2) illustrate how BaaS loan interest income is affected by BaaS loan expense resulting in net BaaS loan income and the associated yield for the periods indicated:

	For the Three Months Ended
	September 30, 2026		September 30, 2025
(unaudited)	Yield on Loans (2)	Cost of Deposits (2)	Yield on Loans (2)	Cost of Deposits (2)
Community Bank	6.66%	1.54%	6.51%	1.77%
CCBX(1)	12.73%	3.17%	15.65%	3.90%
Consolidated	10.03%	2.61%	10.95%	3.04%
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
(2)Annualized calculations shown for periods presented.

	For the Three Months Ended
	September 30, 2026		September 30, 2025
(dollars in thousands; unaudited)	Income / Expense	Income / expense divided by average CCBX loans (2)	Income / Expense	Income / expense divided by average CCBX loans (2)
BaaS loan interest income	$79,623	12.73%	$69,643	15.65%
Less: BaaS loan expense	35,715	5.71%	32,840	7.38%
Net BaaS loan income (1)	$43,908	7.02%	$36,803	8.27%
Average BaaS Loans(3)	$2,480,545		$1,764,957
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2)Annualized calculations shown for periods presented.
(3)Includes loans held for sale.
For the three months ended September 30, 2026, net interest margin (net interest income divided by the average total interest earning assets) and net interest spread (average yield on total interest earning assets minus average cost of total interest bearing liabilities) were 6.59% and 5.99%, respectively, compared to 7.00% and 6.21%, respectively, for the three months ended September 30, 2025.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees, net of loan costs included in interest income, totaled $2.5 million and $2.6 million for the three months ended September 30, 2026 and 2025, respectively. For the each of the three months ended September 30, 2026 and 2025, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Three Months Ended September 30,
	2026			2025
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Consolidated
Assets
Interest earning assets:
Interest earning deposits with other banks	$775,638	$7,286	3.73%	$719,191	$8,007	4.42%
Investment securities, available-for-sale (2)	27	—	—	33	—	—
Investment securities, held-to-maturity (2)	45,010	609	5.37	45,030	616	5.43
Other investments	15,983	206	5.11	12,730	37	1.15
Loans receivable (3)	4,474,470	113,082	10.03	3,636,545	100,367	10.95
Total interest earning assets	5,311,128	121,183	9.05	4,413,529	109,027	9.80
Noninterest earning assets:
Allowance for credit losses	(207,116)			(158,525)
Other noninterest earning assets	321,863			286,002
Total assets	$5,425,875			$4,541,006

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$4,078,051	$30,931	3.01%	$3,394,664	$30,466	3.56%
Fed funds borrowings	122,119	1,167	3.79	—	—	—
FHLB advances and other borrowings	13,370	135	4.01	—	—	—
Subordinated debt	44,531	608	5.42	44,383	598	5.35
Junior subordinated debentures	3,594	56	6.18	3,592	62	6.85
Total interest bearing liabilities	4,261,665	32,897	3.06	3,442,639	31,126	3.59
Noninterest bearing deposits	627,962			577,820
Other liabilities	66,445			52,447
Total shareholders' equity	469,803			468,100
Total liabilities and shareholders' equity	$5,425,875			$4,541,006
Net interest income		$88,286			$77,901
Interest rate spread			5.99%			6.21%
Net interest margin (4)			6.59%			7.00%
(1)Yields and costs are annualized.
(2)For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(3)Includes loans held for sale and nonaccrual loans.
(4)Net interest margin represents net interest income divided by the average total interest earning assets.

The following tables present an analysis of certain average balances, interest income and expense by segment:

	For the Three Months Ended
	September 30, 2026			September 30, 2025
(dollars in thousands, unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Community Bank
Assets
Interest earning assets:
Loans receivable (2)	$1,993,925	$33,459	6.66%	$1,871,588	$30,724	6.51%
Total interest earning assets	1,993,925	33,459	6.66	1,871,588	30,724	6.51
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$1,121,204	$6,320	2.24%	$1,096,883	$7,136	2.58%
Intrabank liability	363,768	3,420	3.73	271,961	3,028	4.42
Total interest bearing liabilities	1,484,972	9,740	2.60	1,368,844	10,164	2.95
Noninterest bearing deposits	508,953			502,744
Net interest income		$23,719			$20,560
Net interest margin(3)			4.72%			4.36%

CCBX
Assets
Interest earning assets:
Loans receivable (2)(4)	$2,480,545	$79,623	12.73%	$1,764,957	$69,643	15.65%
Intrabank asset	595,311	5,578	3.72	607,900	6,768	4.42
Total interest earning assets	3,075,856	85,201	10.99	2,372,857	76,411	12.78
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$2,956,847	$24,611	3.30%	$2,297,781	$23,330	4.03%
Total interest bearing liabilities	2,956,847	24,611	3.30	2,297,781	23,330	4.03
Noninterest bearing deposits	119,009			75,076
Net interest income		$60,590			$53,081
Net interest margin(3)			7.82%			8.88%
Net interest margin, net of BaaS loan expense (5)			3.21%			3.38%

	For the Three Months Ended
	September 30, 2026			September 30, 2025
(dollars in thousands, unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Treasury & Administration
Assets
Interest earning assets:
Interest earning deposits with other banks	$775,638	$7,286	3.73%	$719,191	$8,007	4.42%
Investment securities, available for sale (6)	27	—	3.37	33	—	—
Investment securities, held to maturity (6)	45,010	609	5.37	45,030	616	5.43
Other investments	15,983	206	5.11	12,730	37	1.15
Total interest earning assets	836,658	8,101	3.84	776,984	8,660	4.42
Liabilities
Interest bearing liabilities:
Fed funds borrowings	$122,119	$1,167	3.79%	—	—	—%
FHLB advances and borrowings	13,370	135	4.01	—	—	—
Subordinated debt	44,531	608	5.42	44,383	598	5.35
Junior subordinated debentures	3,594	56	6.18	3,592	62	6.85
Intrabank liability, net (7)	231,543	2,158	3.70	335,939	3,740	4.42
Total interest bearing liabilities	415,157	4,124	3.94	383,914	4,400	4.55
Net interest income		$3,977			$4,260
Net interest margin(3)			1.89%			2.18%
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
(7)Intrabank assets and liabilities are consolidated for period calculations and presented as intrabank asset, net of intrabank liability, net in the tables above.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates the increase in loan interest income, which is attributed to a $21.2 million increase in loan volume, partially offset by an $8.5 million decrease in loan rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Three months ended September 30, 2026 Compared to Three months ended September 30, 2025
	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands; unaudited)	Volume	Rate
Interest income:
Interest earning deposits	$530	$(1,251)	$(721)
Investment securities, held-to-maturity	—	(7)	(7)
Other investments	42	127	169
Loans receivable	21,177	(8,462)	12,715
Total increase in interest income	21,749	(9,593)	12,156

Interest expense:
Interest bearing deposits	5,183	(4,718)	465
Fed funds borrowings	1,167	—	1,167
FHLB advances and other borrowings	135	—	135
Subordinated debt	2	8	10
Junior subordinated debentures	—	(6)	(6)
Total increase in interest expense	6,487	(4,716)	1,771
Increase in net interest income	$15,262	$(4,877)	$10,385
Comparison of the nine months ended September 30, 2026 to the comparable period in the prior year
Net interest income for the nine months ended September 30, 2026, was $261.0 million, compared to $230.7 million for the nine months ended September 30, 2025, an increase of $30.3 million, or 13.1%. The increase in net interest income compared to the nine months ended September 30, 2025 was largely related to growth in CCBX loans and a decrease in interest expense as a result of lower interest rates.
Interest and fees on loans totaled $327.1 million for the nine months ended September 30, 2026, compared to $297.4 million for the nine months ended September 30, 2025. The $29.7 million increase in interest and fees on loans for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was largely due to growth in CCBX loans, partially offset by a decrease in interest rates. Total average loans receivable for the nine months ended September 30, 2026 was $4.17 billion, compared to $3.57 billion for the nine months ended September 30, 2025.
CCBX average loans receivable grew to $2.19 billion for the nine months ended September 30, 2026, compared to $1.70 billion for the nine months ended September 30, 2025, an increase of $496.3 million, or 29.3%. Average CCBX yield of 13.99% was earned on CCBX loans for the nine months ended September 30, 2026, compared to 16.23% for the nine months ended September 30, 2025. This decrease in yield on loans receivable is due to lower rate CCBX products growing faster than higher rate CCBX products resulting in a change of mix and lower yield. For example, lower rate capital call lines were $32.2 million higher compared to September 30, 2025. CCBX yield does not include the impact of BaaS loan expense. BaaS loan expense represents the amount paid or payable to partners for credit enhancements, fraud enhancements and servicing CCBX loans. The tables later in this section illustrate the impact of BaaS loan expense on CCBX loan yield.
Community bank average loans receivable was $1.98 billion for the nine months ended September 30, 2026, an increase of $100.6 million, or 5.4%, compared to the prior year period. Average yield of 6.60% was earned on community bank loans for the nine months ended September 30, 2026, compared to 6.52% for the nine months ended September 30, 2025.
Interest income from interest earning deposits with other banks was $22.0 million for the nine months ended September 30, 2026, a decrease of $141,000 due to a decrease in interest rates partially offset by an increase in balances, compared to the nine months ended September 30, 2025. The average balance of interest earning deposits invested with other banks for the nine months ended September 30, 2026 was $794.6 million, compared to $668.0 million for the nine months ended September 30, 2025. Interest income on investment securities decreased $49,000 to $1.8 million at September 30, 2026, compared to $1.9 million at September 30, 2025. Average investment securities decreased $85,000 from $46.2 million for the nine months ended September 30, 2025 to $46.1 million for the nine months ended September 30, 2026 as a result of principal paydowns.
Interest expense was $90.4 million for the nine months ended September 30, 2026, a $623,000 decrease from the nine months ended September 30, 2025. Interest expense on deposits was $86.6 million for the nine months ended September 30, 2026, compared to $89.1 million for the nine months ended September 30, 2025. The $2.4 million decrease in interest expense on deposits was due to a decrease in interest rates despite an increase in average interest bearing deposits of $580.5 million. Interest on borrowed funds was $3.8 million for the nine months ended September 30, 2026 and $1.8 million more than the nine months ended September 30, 2025 as a result of a higher average borrowings resulting from enhancements in the Company's liquidity management and funding strategy.
Net interest margin was 6.94% for the nine months ended September 30, 2026, compared to 7.17% for the nine months ended September 30, 2025. The decrease in net interest margin compared to the nine months ended September 30, 2025 was largely a result of a decrease of 0.64% for yield on loans, partially offset by a decrease of 0.49% for cost of deposits. Average interest bearing deposits increased $580.5 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, and while the average rate paid on those deposits declined, the benefit from lower rates on the net interest margin was largely offset by the higher average deposit balances.
Cost of funds was 2.63% for the nine months ended September 30, 2026, compared to 3.10% for the nine months ended September 30, 2025. Cost of deposits for the nine months ended September 30, 2026 was 2.58%, which was a 0.49% decrease from 3.07% for the nine months ended September 30, 2025. These decreases were largely due to lower interest rates compared to the prior year period.
Total yield on loans receivable for the nine months ended September 30, 2026 was 10.49%, compared to 11.13% for the nine months ended September 30, 2025. This decrease in yield on loans receivable is primarily attributed to lower interest rates and a change in loan mix. For the nine months ended September 30, 2026, average CCBX loans increased $496.3 million, or 29.3%. There was an increase in average community bank loans of $100.6 million, or 5.4%, compared to the nine months ended September 30, 2025. Average yield on community bank loans for the nine months ended September 30, 2026 was 6.60%. compared to 6.52% for the nine months ended September 30, 2025.
The following tables show the average yield on loans and cost of deposits by segment and also illustrates the impact of BaaS loan expense on CCBX yield on loans:

	For the Nine Months Ended
	September 30, 2026		September 30, 2025
(unaudited)	Yield on Loans (2)	Cost of Deposits (2)	Yield on Loans (2)	Cost of Deposits (2)
Community Bank	6.60%	1.48%	6.52%	1.77%
CCBX (1)	13.99%	3.18%	16.23%	3.95%
Consolidated	10.49%	2.58%	11.13%	3.07%
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
(2)Annualized calculations shown for periods presented.

	For the Nine Months Ended
	September 30, 2026		September 30, 2025
(dollars in thousands; unaudited)	Income / Expense	Income / expense divided by average CCBX loans (2)	Income / Expense	Income / expense divided by average CCBX loans (2)
BaaS loan interest income	$229,356	13.99%	$205,762	16.23%
Less: BaaS loan expense	113,064	6.90%	97,830	7.72%
Net BaaS loan income (1)	$116,292	7.09%	$107,932	8.51%
Average BaaS Loans(3)	$2,191,299		$1,695,006
(1)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
(2)Annualized calculations shown for periods presented.
(3)Includes loans held for sale.
For the nine months ended September 30, 2026, net interest margin and net interest spread were 6.94% and 6.33%, respectively, compared to 7.17% and 6.39%, respectively, for the nine months ended September 30, 2025.

The following table presents an analysis of the average balances of net interest income, net interest spread and net interest margin for the periods indicated. Loan fees, net of loan costs, included in interest income totaled $7.8 million and $6.8 million for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the amount of interest income not recognized on nonaccrual loans was not material.

	Average Balance Sheets For the Nine Months Ended September 30,
	2026			2025
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Consolidated
Assets
Interest earning assets:
Interest earning deposits with other banks	$794,590	$22,021	3.71%	$668,019	$22,162	4.44%
Investment securities, available-for-sale (2)	28	1	4.77	35	1	3.82
Investment securities, held-to-maturity (2)	46,061	1,842	5.35	46,139	1,891	5.48
Other investments	15,099	488	4.32	12,441	296	3.18
Loans receivable (3)	4,169,341	327,066	10.49	3,572,487	297,381	11.13
Total interest earning assets	5,025,119	351,418	9.35	4,299,121	321,731	10.01
Noninterest earning assets:
Allowance for credit losses	(181,890)			(168,318)
Other noninterest earning assets	324,690			293,857
Total assets	$5,167,919			$4,424,660

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$3,891,536	$86,644	2.98%	$3,311,043	$89,051	3.60%
Fed funds borrowings	41,520	1,178	3.79	—	—	—
FHLB advances and other borrowings	20,747	615	3.96	1	2	—
Subordinated debt	44,494	1,805	5.42	44,346	1,795	5.41
Junior subordinated debentures	3,594	166	6.18	3,592	183	6.81
Total interest bearing liabilities	4,001,891	90,408	3.02	3,358,982	91,031	3.62
Noninterest bearing deposits	595,897			561,384
Other liabilities	77,767			48,852
Total shareholders' equity	492,364			455,442
Total liabilities and shareholders' equity	$5,167,919			$4,424,660
Net interest income		$261,010			$230,700
Interest rate spread			6.33%			6.39%
Net interest margin (4)			6.94%			7.17%
(1)Yields and costs are annualized.
(2)For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(3)Includes loans held for sale and nonaccrual loans.
(4)Net interest margin represents net interest income divided by the average total interest earning assets.

The following table presents an analysis of certain average balances, interest income and interest expense by segment:

	For the Nine Months Ended
	September 30, 2026			September 30, 2025
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Community Bank
Assets
Interest earning assets:
Loans receivable (2)	$1,978,042	$97,710	6.60%	$1,877,481	$91,619	6.52%
Total interest earning assets	1,978,042	97,710	6.60	1,877,481	91,619	6.52
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$1,085,180	$17,548	2.16%	$1,063,973	$20,523	2.58%
Intrabank liability	398,057	10,976	3.69	323,200	10,729	4.44
Total interest bearing liabilities	1,483,237	28,524	2.57	1,387,173	31,252	3.01
Noninterest bearing deposits	494,805			490,308
Net interest income		$69,186			$60,367
Net interest margin(3)			4.68%			4.30%

CCBX
Assets
Interest earning assets:
Loans receivable (2)(4)	$2,191,299	$229,356	13.99%	$1,695,006	$205,762	16.23%
Intrabank asset	716,149	19,696	3.68	623,140	20,678	4.44
Total interest earning assets	2,907,448	249,052	11.45	2,318,146	226,440	13.06
Liabilities
Interest bearing liabilities:
Interest bearing deposits	$2,806,356	$69,096	3.29%	$2,247,070	$68,528	4.08%
Total interest bearing liabilities	2,806,356	69,096	3.29	2,247,070	68,528	4.08
Noninterest bearing deposits	101,092			71,076
Net interest income		$179,956			$157,912
Net interest margin(3)			8.28%			9.11%
Net interest margin, net of BaaS loan expense (5)			3.08%			3.47%

	For the Nine Months Ended
	September 30, 2026			September 30, 2025
(dollars in thousands; unaudited)	Average Balance	Interest & Dividends	Yield / Cost (1)	Average Balance	Interest & Dividends	Yield / Cost (1)
Treasury & Administration
Assets
Interest earning assets:
Interest earning deposits with other banks	$794,590	$22,021	3.71%	$668,019	$22,162	4.44%
Investment securities, available for sale (6)	28	1	4.77	35	1	3.82
Investment securities, held to maturity (6)	46,061	1,842	5.35	46,139	1,891	5.48
Other investments	15,099	488	4.32	12,441	296	3.18
Total interest earning assets	855,778	24,352	3.80%	726,634	24,350	4.48%
Liabilities
Interest bearing liabilities:
Fed funds borrowings	$41,520	$1,178	3.79%	$—	$—	—%
FHLB advances and borrowings	20,747	615	3.96	1	2	—
Subordinated debt	44,494	1,805	5.42	44,346	1,795	5.41
Junior subordinated debentures	3,594	166	6.18	3,592	183	6.81
Intrabank liability, net (7)	318,092	8,720	3.67	299,940	9,949	4.43
Total interest bearing liabilities	428,447	12,484	3.90	347,879	11,929	4.58
Net interest income		$11,868			$12,421
Net interest margin(3)			1.85%			2.29%
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
(7)Intrabank assets and liabilities are consolidated for period calculations and presented as intrabank assets, net of intrabank liabilities, net in the table above.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. The table illustrates that the largest change is in loans receivable and consists of a $46.8 million increase in loan interest income attributed to an increase in loan volume, partially offset by a decrease of $17.1 million in loan interest income attributed to a decrease in loan rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to volume.

	Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025
	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands; unaudited)	Volume	Rate
Interest income:
Interest earning deposits	$3,508	$(3,649)	$(141)
Investment securities, held-to-maturity	(3)	(46)	(49)
Other Investments	86	106	192
Loans receivable	46,821	(17,136)	29,685
Total increase in interest income	50,412	(20,725)	29,687

Interest expense:
Interest bearing deposits	12,925	(15,332)	(2,407)
Fed funds borrowings	1,178	—	1,178
FHLB advances	615	(2)	613
Subordinated debt	6	4	10
Junior subordinated debentures	—	(17)	(17)
Total increase in interest expense	14,724	(15,347)	(623)
Increase in net interest income	$35,688	$(5,378)	$30,310
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
The macro economic environment is continuously changing, primarily due to the pace of economic growth, inflation, changing interest rates, global trade tensions, tariffs, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters and trade issues that may impact the provision and therefore the allowance. Gross loans, excluding loans held for sale, totaled $4.19 billion at September 30, 2026. The allowance for credit losses as a percentage of loans was 4.97% at September 30, 2026, compared to 4.69% at September 30, 2025.

Agreements with our CCBX partners provide for a credit enhancement under which the partner indemnifies or reimburses the Bank for covered losses. As a result, while the Company records an allowance for expected credit losses on CCBX loans in accordance with U.S. GAAP, the related credit risk is substantially mitigated through the partners' contractual indemnification obligations. When provision expense is recognized for CCBX credit losses and unfunded commitments that are subject to partner indemnification, we also record a credit enhancement asset through noninterest income (BaaS credit enhancements) representing amounts contractually due under the applicable partner agreements. We evaluate the collectability of the credit enhancement asset each reporting period and record a valuation adjustment when collection of all or a portion of the asset is no longer considered probable. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner or taken from the partner's cash reserve account. Management regularly evaluates and manages counterparty risk associated with its CCBX partners, as the Bank could incur additional expenses associated with establishing a valuation allowance on the credit enhancement asset, whereby the bank may be unable to record the full indemnification amount in credit enhancement revenue or experience increased credit losses to the extent a partner is unable to fulfill its contractual obligations.
Comparison of the quarter ended September 30, 2026 to the comparable quarter in the prior year
The provision for credit losses for the three months ended September 30, 2026 was $46.0 million, compared to $56.6 million for the three months ended September 30, 2025. This includes a provision for credit losses on loans for the three months ended September 30, 2026 of $44.3 million, compared to $58.3 million for the three months ended September 30, 2025. The decrease in the provision for credit losses compared to the prior year quarter was primarily driven by changes in the composition of the loan portfolio. The factors used in management’s analysis for community bank credit losses indicated that a provision for credit losses on loans of $372,000 was needed for the quarter ended September 30, 2026, largely due to a change in prepayment speeds and changes in the overall mix of the portfolio.
A provision for unfunded commitments of $1.4 million was recorded for the quarter ended September 30, 2026, primarily as a result of a change in the loan mix of available balance, compared to a $1.7 million provision for the three months ended September 30, 2025. A $319,000 provision for accrued interest receivable on CCBX loans was recorded for the quarter ended September 30, 2026, compared to $0 provision recapture for the three months ended September 30, 2025.
The following table shows the provision expense (recapture) for loans by segment for the periods indicated:

	Three Months Ended
(dollars in thousands; unaudited)	September 30, 2026	September 30, 2025
Community bank	$372	$(583)
CCBX	43,925	58,847
Total provision expense - loans receivable	$44,297	$58,264
Net charge-offs for the quarter ended September 30, 2026 totaled $49.9 million, or 4.43% of total average loans, compared to $49.2 million, or 5.37% of total average loans, for the quarter ended September 30, 2025. Net charge-offs as a percent of loans were down in 2026 compared to 2025, primarily due to our on-going efforts to improve the credit quality of CCBX loans. However, in general, loans originated through CCBX partners have a higher level of expected losses than our community bank loans as reflected in the factors for allowance for credit losses. In accordance with GAAP, loan losses are recorded as charge-offs, but CCBX partner agreements provide for a credit enhancement that indemnifies the Bank from incurred losses, and as a result CCBX partners reimburse the Bank for net-charge-offs on CCBX loans and negative deposit accounts, except under one partner program agreement, the Company retains ownership of approximately 5% of a $167.5 million loan portfolio and retains the credit losses provision for that portfolio; the loans sold were not part of the Company's credit-loss-retained portion. These sales during the quarter temporarily increased its retained share to approximately 15% of the $167.5 million portfolio, or $25.1 million in loans at September 30, 2026, which compares to the balance at June 30, 2026 of $23.4 million, before the loan sales occurred. For the three months ended September 30, 2026, $49.9 million of net charge-offs were recognized for CCBX loans and $1,000 were recognized on community bank loans. For the three months ended September 30, 2025, $49.2 million of net charge-offs were recognized on CCBX loans and $1,000 in net recoveries were recognized for community bank loans.

The following table shows the total charge-off activity by segment for the periods indicated:

	Three Months Ended
	September 30, 2026			September 30, 2025
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$4	$57,790	$57,794	$18	$54,516	$54,534
Gross recoveries	(3)	(7,874)	(7,877)	(19)	(5,270)	(5,289)
Net charge-offs (recoveries)	$1	$49,916	$49,917	$(1)	$49,246	$49,245
Net charge-offs to average loans (1)	0.00%	7.98%	4.43%	0.00%	11.07%	5.37%
(1) Annualized calculations shown for periods presented.
Comparison of the nine months ended September 30, 2026 to the comparable period in the prior year
The provision for credit losses on loans for the nine months ended September 30, 2026 was $188.7 million, compared to $143.6 million for the nine months ended September 30, 2025. The increase in the Company’s provision for credit losses on loans during the quarter ended September 30, 2026, is largely related to loan growth, changes in the composition of the loan portfolio and the establishment of a $22.8 million specific provision during the second quarter of 2026 related to one partner relationship for credit losses not expected to be fully collected under the partner's indemnification arrangement following an individual assessment of collectability, which remained unchanged in the current quarter. During the nine months ended September 30, 2026, a $190.8 million provision for credit losses on loans was recorded for loans originated through CCBX partners based on management’s analysis. The factors used in management’s analysis for community bank credit losses indicated that a provision recapture of $2.1 million was needed for the nine months ended September 30, 2026.
The following table shows the provision expense (recapture) by segment for the periods indicated:

	Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2026	September 30, 2025
Community bank	$(2,084)	$(565)
CCBX	190,797	144,142
Total provision expense - loans receivable	$188,713	$143,577
Net charge-offs for the nine months ended September 30, 2026 totaled $150.1 million, or 4.81% of total average loans, as compared to net charge-offs of $146.8 million, or 5.49% of total average loans, for the nine months ended September 30, 2025. Net charge-offs as a percent of average total loans decreased in the first nine months of 2026 compared to the same period of 2025 as a result of the improvement in the performance of loans originated through CCBX partners and our focus on originating higher quality CCBX loans. In accordance with GAAP, CCBX loan losses are recorded as charge-offs, but CCBX partner agreements provide for a credit enhancement that indemnifies the Bank, and CCBX partners reimburse the Bank for net-charge-offs on CCBX loans, negative deposit accounts and accrued interest receivable on CCBX loans. Under one partner program, the Company retains ownership of approximately 5% of a $167.5 million loan portfolio and retains the credit losses provision for that portfolio; the loans sold were not part of the Company's credit-loss-retained portion. These sales during the quarter temporarily increased its retained share to approximately 15% of the $167.5 million portfolio at September 30, 2026. For the nine months ended September 30, 2026, $150.1 million of net charge-offs were recognized for CCBX loans and $54,000 of net charge-offs were recognized for community bank loans. For the nine months ended September 30, 2025, $146.8 million of net charge-offs were recognized for CCBX and $5,000 of net charge-offs were recognized for community bank loans.

	Nine Months Ended
	September 30, 2026			September 30, 2025
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$62	$170,473	$170,535	$33	$161,967	$162,000
Gross recoveries	(8)	(20,388)	(20,396)	(28)	(15,214)	(15,242)
Net charge-offs	$54	$150,085	$150,139	$5	$146,753	$146,758
Net charge-offs to average loans(1)	0.00%	9.16%	4.81%	0.00%	11.58%	5.49%
(1) Annualized calculations shown for periods presented.
Noninterest Income
Our primary sources of recurring noninterest income are BaaS indemnification income, BaaS program income and service charges and fees. Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest or similar method.
Comparison of the quarter ended September 30, 2026 to the comparable quarter in the prior year
For the three months ended September 30, 2026, noninterest income totaled $61.0 million, a decrease of $5.7 million, or 8.6%, compared to $66.8 million for the three months ended September 30, 2025. The decrease is primarily attributed to lower BaaS indemnification income, which is related to the provision for credit losses on CCBX loans as well as $3.1 million lower credit enhancement income recognized attributable one partner's expected credit losses not expected to be fully collected under that partner's indemnification arrangement. A $6.3 million increase in BaaS program income partially offset the decrease in BaaS indemnification income.
The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2026	2025
Service charges and fees	$979	$903	$76	8.4%
Unrealized gain (loss) on equity securities, net	(502)	9	(511)	(5677.8)
Gain on sales of loans, net	7	—	7	100.0
Other	533	461	72	15.6
Noninterest income, excluding BaaS program income and BaaS indemnification income	1,017	1,373	(356)	(25.9)
Servicing and other BaaS fees	3,509	1,575	1,934	122.8
Transaction and interchange fees	8,026	4,878	3,148	64.5
Reimbursement of expenses	2,592	1,412	1,180	83.6
BaaS program income	14,127	7,865	6,262	79.6
BaaS credit enhancements	41,767	55,412	(13,645)	(24.6)
BaaS fraud enhancements	4,129	2,127	2,002	94.1
BaaS indemnification income	45,896	57,539	(11,643)	(20.2)
Total BaaS income	60,023	65,404	(5,381)	(8.2)
Total noninterest income	$61,040	$66,777	$(5,737)	(8.6%)

Comparison of the nine months ended September 30, 2026 to the comparable period in the prior year
For the nine months ended September 30, 2026, noninterest income totaled $215.8 million, an increase of $42.9 million, or 24.8%, compared to $172.9 million for the nine months ended September 30, 2025. The increase is largely attributed to higher BaaS indemnification income, which is related to the provision for credit losses on CCBX loans. An increase of $15.2 million in BaaS program income also contributed to the year over year increase.
The following table presents, for the periods indicated, the major categories of noninterest income:

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2026	2025
Service charges and fees	$2,845	$2,676	$169	6.3%
Gain on sales of loans, net	7	—	7	100.0
Unrealized gain (loss) on equity securities, net	(401)	(414)	13	(3.1)
Other	1,610	1,639	(29)	(1.8)
Noninterest income, excluding BaaS program income and BaaS indemnification income	4,061	3,901	160	4.1
Servicing and other BaaS fees	9,049	4,890	4,159	85.1
Transaction and interchange fees	20,735	13,820	6,915	50.0
Reimbursement of expenses	7,243	3,084	4,159	134.9
BaaS program income	37,027	21,794	15,233	69.9
BaaS credit enhancements	163,236	140,328	22,908	16.3
BaaS fraud enhancements	11,500	6,924	4,576	66.1
BaaS indemnification income	174,736	147,252	27,484	18.7
Total BaaS income	211,763	169,046	42,717	25.3
Total noninterest income	$215,824	$172,947	$42,877	24.8%
Summary of significant noninterest income for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025
A description of our largest noninterest income categories are below:
BaaS Income. Our CCBX segment provides BaaS offerings that enable our digital financial service providers to offer their customers banking services. In exchange for providing these services, we earn fixed fees, volume-based fees and reimbursement of costs depending on the program agreement. Servicing and other BaaS fees are typically higher with new partners who have minimum contractual fees. Transaction and interchange fees increase as partner activity increases. As a result, we generally expect servicing and other fees to decrease and transaction and interchange fees to increase as partner activity grows and contracted minimum fees are replaced with recurring fees which then exceed the minimum contractual fees. Increases in BaaS reimbursement of fees offsets increases in noninterest expense from BaaS expenses covered by CCBX partners. In accordance with GAAP, we recognize the reimbursement of noncredit fraud losses on loans and deposits originated through partners and credit enhancements related to the allowance for credit losses and reserve for unfunded commitments provided by the partner as revenue in BaaS income. CCBX credit losses are recognized in the allowance for credit losses on loans, and fraud losses are expensed in noninterest expense under BaaS fraud expense. Also in accordance with GAAP, we establish a credit enhancement asset for expected future credit losses through the recognition of BaaS credit enhancement revenue at the same time we establish an allowance for those loans though a provision for credit losses on loans based on an assessment of collectability. If we determine that a credit enhancement asset cannot be recognized for part or all of a provision for credit losses booked, due to collection not being probable, credit enhancement revenue will not be recognized for that portion of the CCBX provision for credit losses. For more information on the accounting for BaaS allowance for credit losses, reserve for unfunded commitments, credit enhancements and fraud enhancements see the section titled “CCBX – BaaS Reporting Information.”
For the nine months ended September 30, 2026, we earned $211.8 million in BaaS fees, which was an increase of $42.7 million, or 25.3%, over the nine months ended September 30, 2025, when we earned $169.0 million in BaaS fees.

The increase was primarily due to an increase of $22.9 million in BaaS credit enhancements related to the allowance for credit losses, an increase of $15.2 million in total BaaS fee program income, which was the result of increased partner activity, and an increase of $4.6 million in BaaS fraud enhancements.
Service Charges and Fees. Service charges and fees include service charges on accounts, point-of-sale fees, merchant services fees and overdraft fees. Together they constitute the largest component of our noninterest income, outside of BaaS income.
Service charges and fees were $2.8 million for the nine months ended September 30, 2026, an increase of $169,000, or 6.3%, from the comparable quarter in the prior year.
Unrealized loss on equity securities, net. During the nine months ended September 30, 2026, we recognized an unrealized net loss on equity securities of $401,000 compared to the nine months ended September 30, 2025, when there was a net unrealized loss of $414,000 recognized, largely due to a $565,000 downward valuation adjustment on a strategic equity investment. We hold $6.5 million in total equity funds and investments, $4.0 million of which is in equity securities of entities that are focused on providing products to the BaaS and financial services space.
Other. This category includes a variety of other income-producing activities, credit card fee income, wire transfer fees, interest earned on bank owned life insurance (“BOLI”) and SBA and USDA servicing fees.
Noninterest Expense
Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest components of noninterest expense are a credit enhancement receivable valuation adjustment, BaaS loan and fraud expense combined, salaries and employee benefits and data processing and software licenses. Noninterest expense also includes operational expenses, such as legal and professional expenses, occupancy, point of sale expenses, FDIC assessments, director and staff expenses, excise taxes, marketing and other expenses.
Comparison of the quarter ended September 30, 2026 to the comparable quarter in the prior year
The $14.7 million increase in noninterest expenses for the quarter ended September 30, 2026 compared to the quarter ended September 30, 2025 was primarily due to a $3.8 million increase in legal and professional expenses, $2.3 million increase in data processing and software licenses and a $1.9 million increase in salary and employee benefits. These increases are largely due to the growth of the Company and investments in technology and risk management. BaaS loan expense increased $2.9 million, which is related to increased CCBX loan activity, and BaaS fraud expense increased $2.0 million, however that expense is offset by the increase in BaaS fraud income.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2026	2025
Salaries and employee benefits	$22,003	$20,146	$1,857	9.2%
Data processing and software licenses	8,441	6,114	2,327	38.1
Legal and professional expenses	7,792	3,957	3,835	96.9
Excise taxes	1,059	696	363	52.2
Occupancy	932	952	(20)	(2.1)
Director and staff expenses	655	544	111	20.4
FDIC assessments	1,269	815	454	55.7
Point of sale expense	427	69	358	518.8
Marketing	7	272	(265)	(97.4)
Other	2,414	1,640	774	47.2
Noninterest expense, excluding BaaS loan and BaaS fraud expense	44,999	35,205	9,794	27.8
BaaS loan expense	35,715	32,840	2,875	8.8
BaaS fraud expense	4,129	2,127	2,002	94.1
BaaS loan and fraud expense	39,844	34,967	4,877	13.9
Total noninterest expense	$84,843	$70,172	$14,671	20.9%
Comparison of the nine months ended September 30, 2026 to the comparable period in the prior year
For the nine months ended September 30, 2026, noninterest expense totaled $309.4 million, an increase of $94.4 million, or 43.9%, compared to $215.0 million for the nine months ended September 30, 2025. The was largely due to a $46.0 million credit enhancement receivable valuation adjustment expense recorded during the second quarter of 2026 related to the assessment of collectability of a CCBX partner. Also contributing was a $13.9 million increase in data processing and software licenses, which includes $4.4 million of capitalized software amortization due to shortened useful lives associated with technology modernization, a $5.8 million increase in salaries and employee benefits and a $5.2 million increase in legal and professional expenses, which are largely related to the growth of the Company and investments in technology and risk management. BaaS loan expense increased $15.2 million, which is related to loan activity.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
(dollars in thousands; unaudited)	2026	2025
Salaries and employee benefits	$68,782	$63,029	$5,753	9.1%
Legal and professional expenses	20,991	15,807	5,184	32.8
Data processing and software licenses	30,432	16,537	13,895	84.0
Occupancy	2,681	2,901	(220)	(7.6)
FDIC assessments	2,671	2,360	311	13.2
Excise taxes	3,216	2,099	1,117	53.2
Director and staff expenses	2,041	1,787	254	14.2
Point of sale expense	1,336	245	1,091	445.3
Marketing	51	372	(321)	(86.3)
Credit enhancement receivable valuation adjustment	46,009	—	46,009	100.0
Other	6,632	5,102	1,530	30.0
Noninterest expense, excluding BaaS loan and BaaS fraud expense	184,842	110,239	74,603	67.7
BaaS loan expense	113,064	97,830	15,234	15.6
BaaS fraud expense	11,500	6,924	4,576	66.1
BaaS loan and fraud expense	124,564	104,754	19,810	18.9
Total noninterest expense	$309,406	$214,993	$94,413	43.9%
Summary of significant noninterest expense for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025
A description of our largest noninterest expense categories are below:
Salaries and Employee Benefits. Salaries and employee benefits are one of the largest components of noninterest expense and include payroll expense, incentive compensation costs, equity compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $22.0 million and $68.8 million for the three and nine months ended September 30, 2026, respectively, compared to $20.1 million and $63.0 million for the three and nine months ended September 30, 2025, respectively. Salaries and employee benefits expense continues to increase, primarily due to hiring staff for our CCBX segment and additional staff for our ongoing growth initiatives. As our CCBX activities grow and we invest more in technology, we expect some continued growth in number of employees to support these lines of business but are also working to automate our processes to reduce and/or slow future growth in hiring.
Data Processing and Software Licenses. Data processing and software licenses include expenses related to obtaining and maintaining software required for our various functions and additional investments in software development and the amortization of those costs. Data processing costs include all of our customer transaction processing and data storage, computer processing and network costs. Data processing costs grow as we grow and add new products, customers and branches and enhance technology. Additionally, CCBX data processing expenses and software that aids in the reporting of CCBX activities and monitoring of transactions that helps to automate and create other efficiencies in reporting have resulted in increased expenses in the category. These expenses are expected to increase as we invest more in automated processing and as we grow product lines and our CCBX segment. Amortization of capitalized software totaled $726,000 and $7.9 million for the three and nine months ended September 30, 2026, respectively, compared to $1.3 million and $3.8 million for the three and nine months ended September 30, 2025, respectively. Included in the nine months ended September 30, 2026 is a $4.4 million impact from revising the estimated useful life of certain software assets to reflect their abandonment as they are replaced with the technology modernization initiatives. Data processing costs were $8.4 million and $30.4 million for the three and nine months ended September 30, 2026, respectively, compared to $6.1 million and $16.5 million for the three and nine months ended September 30, 2025, respectively.
Legal and Professional Expenses. Legal and professional costs include legal, audit and accounting expenses, consulting fees and employee recruitment costs. These expenses fluctuate with the development of contracts and products for CCBX partners, and consulting, audit and accounting needs. The expenses also reflect the costs associated with our infrastructure enhancement projects to improve our processing, automate processes and enhance our data management. Legal and professional expenses were $7.8 million and $21.0 million for the three and nine months ended September 30, 2026, respectively, compared to $4.0 million and $15.8 million for the three and nine months ended September 30, 2025, respectively.
Excise Taxes. Excise taxes are assessed on Washington state income and are based on gross income. Gross income is reduced by certain allowed deductions, and income attributed to other states is also removed to arrive at the taxable base. Excise taxes increased primarily as a result of a rate increase combined with increased income subject to excise taxes. CCBX income is sourced to the state where the partner does business, and the majority of partners are located outside the state of Washington. Excise taxes were $1.1 million and $3.2 million for the three and nine months ended September 30, 2026, respectively, compared to $696,000 and $2.1 million for the three and nine months ended September 30, 2025, respectively.
Occupancy. Occupancy expenses were $932,000 and $2.7 million for the three and nine months ended September 30, 2026, respectively, compared to $952,000 and $2.9 million for the three and nine months ended September 30, 2025, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $272,000 and $699,000 for the three and nine months ended September 30, 2026, respectively, and $340,000 and $1.0 million for the three and nine months ended September 30, 2025, respectively. Occupancy expenses include rent, utilities, janitorial and other maintenance expenses, property insurances and taxes. Also included is depreciation on building, leasehold, furniture, fixtures and equipment. Our hybrid and remote workforce has increased, which helps keep some occupancy expenses down.
Director and Staff Expenses. Director and staff expenses includes compensation for director service, continuing education for employees and other director and staff related expenses. Expenses will fluctuate depending upon conferences and other professional events that are attended by employees as well as expenses related to employee travel and continuing education. Director and staff expenses were $655,000 and $2.0 million for the three and nine months ended September 30, 2026, respectively, compared to $544,000 and $1.8 million for the three and nine months ended September 30, 2025, respectively.
Marketing. Marketing and promotion costs were $7,000 and $51,000 for the three and nine months ended September 30, 2026, respectively, compared to $272,000 and $372,000 for the three and nine months ended September 30, 2025, respectively. Marketing and promotion costs will vary depending upon the deployment of branding and targeted advertising for the community bank and CCBX.
Credit enhancement receivable valuation adjustment. Agreements with our CCBX partners provide a credit enhancement under which the partner indemnifies or reimburses the Bank for covered credit losses on loans, unfunded commitments and negative deposit accounts. The collectability of the credit enhancement asset is evaluated each reporting period and a valuation adjustment is recorded when collection of all or a portion of the asset is no longer considered probable. During the quarter ended June 30, 2026, a $46.0 million valuation adjustment was recorded against a portion of the credit enhancement asset related to one CCBX partner following an assessment of the collectability of amounts due under the applicable indemnification arrangement. During the quarter ended September 30, 2026, an additional valuation adjustment was recorded related to the same partner, which reduced the remaining credit enhancement receivable valuation balance to $45.6 million.
Other. This category includes dues and memberships, office supplies, mail services, telephone, examination fees, internal loan expenses, services charges from banks, operational losses, directors and officer’s insurance, donations and other expenses.
BaaS loan and fraud expense. Our CCBX segment provides BaaS offerings that enable digital financial service providers, companies and brands to provide financial services to their customers through the Bank's CCBX segment. Partner loan expense represents the amount paid or payable to partners for credit enhancements that indemnify or reimburse loans and overdrafts, fraud enhancements and servicing CCBX loans. BaaS fraud expense represents noncredit fraud losses on loans and deposits originated through partners. Fraud losses are recorded when incurred or projected as losses in noninterest expense, and the reimbursement from the CCBX partner is recorded in noninterest income, resulting in no impact to net earnings, with the collectability of fraud reimbursements evaluated each reporting period. For more information on the accounting for BaaS loan and fraud expenses see the section titled “CCBX – BaaS Reporting Information.”
The following table presents the BaaS loan and fraud expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
BaaS loan expense	$35,715	$32,840	$113,064	$97,830
BaaS fraud expense	4,129	2,127	11,500	6,924
Total BaaS loan and fraud expense	$39,844	$34,967	$124,564	$104,754
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
Comparison of the quarter ended September 30, 2026 to the comparable quarter in the prior year
For the three months ended September 30, 2026, we recognized an income tax expense of $4.7 million, compared to income tax expense of $4.3 million for the three months ended September 30, 2025. The change was primarily due to the change in pre-tax net income compared to the prior year period. Also impacting income tax expense is the deductibility of certain equity awards. The effective tax rate was 25.3% for the three months ended September 30, 2026, compared to 24.1% for the three months ended September 30, 2025. The effective tax rate varies from period to period primarily due to the tax effects of stock-based compensation awards, which depend on employee exercise and vesting activity and the Company's stock price at the time of the related transactions.
Comparison of the nine months ended September 30, 2026 to the comparable period in the prior year
For the nine months ended September 30, 2026 we recognized an income tax benefit of $5.8 million, compared to income tax expense of $9.7 million for the nine months ended September 30, 2025. The change is primarily due to a pre-tax loss in the current period. Our effective tax rates for the nine months ended September 30, 2026 and 2025 were 26.4% and 22.0%, respectively. During a loss period, the effective tax rate represents the income tax benefit as a percentage of pretax loss. The increase in the effective tax rate compared to the prior year period was primarily due to a higher blended state tax rate following changes in California tax law in June 2025 and the impact of discrete tax effects related to stock-based compensation, which vary based on employee exercise and vesting activity and the Company's stock price.
Segment Information
Based on the criteria of ASC 280, Segment Reporting, we have identified three segments: the community bank, CCBX and treasury & administration. The primary focus of the community bank is on providing a wide range of banking products and services to consumers and small to medium sized businesses in the broader Puget Sound region in the state of Washington and through the Internet and our mobile banking application. We currently operate 14 full-service banking locations, 12 of which are located in Snohomish County, where we are the largest community bank by deposit market share, and two of which are located in neighboring counties (one in King County and one in Island County). We also have a loan production office which is located in King county. The CCBX segment provides BaaS that enables digital financial service providers, companies and brands to provide financial services to their customers. The CCBX segment has 31 partners in various stages as of September 30, 2026. The treasury & administration segment includes treasury management, overall administration and all other aspects of the Company.
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

The following table presents summary financial information for each segment for the periods indicated:

	September 30, 2026				December 31, 2025
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
Assets
Cash and due from banks	$5,032	$809	$797,710	$803,551	$4,243	$750	$731,977	$736,970
Intrabank asset	—	709,024	(709,024)	—	—	633,600	(633,600)	—
Securities	—	—	44,720	44,720	—	—	48,247	48,247
Loans held for sale	—	140,337	—	140,337	—	71,216	—	71,216
Total loans receivable	1,978,630	2,206,899	—	4,185,529	1,941,979	1,807,552	—	3,749,531
Allowance for credit losses	(16,094)	(192,010)	—	(208,104)	(18,231)	(151,299)	—	(169,530)
All other assets	27,978	219,850	62,566	310,394	29,809	235,137	40,057	305,003
Total assets	$1,995,546	$3,084,909	$195,972	$5,276,427	$1,957,800	$2,596,956	$186,681	$4,741,437
Liabilities
Total deposits	$1,637,324	$3,041,507	$—	$4,678,831	$1,586,359	$2,557,840	$—	$4,144,199
Total borrowings	—	—	48,150	48,150	—	—	48,036	48,036
Intrabank liability	353,994	—	(353,994)	—	366,216	—	(366,216)	—
All other liabilities	4,228	43,402	23,549	71,179	5,225	39,116	13,902	58,243
Total liabilities	$1,995,546	$3,084,909	$(282,295)	$4,798,160	$1,957,800	$2,596,956	$(304,278)	$4,250,478

Community Bank
Community bank total assets as of September 30, 2026 increased $37.7 million, or 1.9%, to $2.00 billion, compared to $1.96 billion as of December 31, 2025. Loans receivable net of deferred fees for the community bank segment increased $36.7 million, or 1.9%, to $1.98 billion as of September 30, 2026, compared to $1.94 billion as of December 31, 2025. The increase in community bank loans receivable is the result of loan growth and normal balance fluctuations. Total community bank deposits increased $51.0 million, or 3.21%, to $1.64 billion as of September 30, 2026, compared to $1.59 billion as of December 31, 2025. Our cost of deposits for the community bank was 1.48% for the nine months ended September 30, 2026.
CCBX
CCBX total assets as of September 30, 2026 increased $488.0 million, or 18.8%, to $3.08 billion, compared to $2.60 billion as of December 31, 2025. During the nine months ended September 30, 2026, $13.83 billion in CCBX loans were sold and $140.3 million loans remaining in loans held for sale as of September 30, 2026, compared to $71.2 million at December 31, 2025. We continue to manage CCBX credit and concentration levels in an effort to optimize our loan portfolio earnings and generate off balance sheet fee income. We retain a portion of the fee income for our role in processing transactions on sold credit card balances. This is expected to provide an on-going and recurring revenue stream without the additional on balance sheet risk. Total CCBX loans receivable increased $399.3 million, or 22.1%, to $2.21 billion as of September 30, 2026, compared to $1.81 billion as of December 31, 2025. The increase in loans receivable is the result of increased activity with CCBX partners, net of $13.83 billion in loan sales. As a result of an increase in the difference of average deposits compared to average loans the intrabank asset increased $75.4 million to $709.0 million as of September 30, 2026, compared to $633.6 million as of December 31, 2025. The increase is attributed to an increase in deposits from both new and existing partners. The allowance for credit losses increased to $192.0 million as of September 30, 2026, compared to $151.3 million as of December 31, 2025. The increase in the allowance for credit losses compared to December 31, 2025 was primarily driven by loan growth, changes in the composition of the loan portfolio and the establishment of a $22.8 million specific provision related to one partner relationship for credit losses not expected to be fully collected under the partner's indemnification arrangement following an individual assessment of collectability.Total CCBX deposits increased $483.7 million, or 18.9%, to $3.04 billion, compared to $2.56 billion as of December 31, 2025, primarily as a result of growth within the CCBX relationships and the addition of new partners. Total CCBX deposits exclude an additional $6.29 billion that were swept off balance sheet to manage liquidity and provide for increased FDIC insurance coverage to certain customers, compared to $843.6 million as of December 31, 2025.

Treasury & Administration
Treasury & administration total assets as of September 30, 2026 increased $9.3 million, or 5.0%, to $196.0 million, compared to $186.7 million as of December 31, 2025, primarily due to an increase in cash and due from banks and an increase in other assets, partially offset by a decrease in the intrabank asset. Total securities decreased $3.5 million, or 7.3%, to $44.7 million as of September 30, 2026, compared to $48.2 million as of December 31, 2025, primarily as a result of principal repayments on securities. Total borrowings were $48.2 million and $48.0 million as of September 30, 2026 and December 31, 2025, respectively.

The following table presents summary financial information for each segment for the periods indicated:

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Consolidated	Community Bank	CCBX	Treasury & Administration	Consolidated
INTEREST INCOME AND EXPENSE
Interest income	$33,459	$79,623	$8,101	$121,183	$30,724	$69,643	$8,660	$109,027
Interest (expense) income intrabank transfer	(3,420)	5,578	(2,158)	—	(3,028)	6,768	(3,740)	—
Interest expense	6,320	24,611	1,966	32,897	7,136	23,330	660	31,126
Net interest income	23,719	60,590	3,977	88,286	20,560	53,081	4,260	77,901
Provision/(Recapture) for credit losses	137	45,882	—	46,019	(107)	56,705	—	56,598
Net interest income/(expense) after provision for credit losses	23,582	14,708	3,977	42,267	20,667	(3,624)	4,260	21,303
NONINTEREST INCOME
Service charges and fees	974	5	—	979	871	32	—	903
Other income	126	2	(90)	38	134	5	331	470
BaaS program income	—	14,127	—	14,127	—	7,865	—	7,865
BaaS indemnification income	—	45,896	—	45,896	—	57,539	—	57,539
Noninterest income	1,100	60,030	(90)	61,040	1,005	65,441	331	66,777
NONINTEREST EXPENSE
Salaries and employee benefits	6,987	11,058	3,958	22,003	7,023	9,334	3,789	20,146
Occupancy	798	84	50	932	801	84	67	952
Data processing and software licenses	1,783	5,599	1,059	8,441	1,204	4,047	863	6,114
Legal and professional expenses	422	5,886	1,484	7,792	399	1,754	1,804	3,957
Other expense	1,089	3,954	788	5,831	1,500	1,573	963	4,036
BaaS loan expense	—	35,715	—	35,715	—	32,840	—	32,840
BaaS fraud expense	—	4,129	—	4,129	—	2,127	—	2,127
Total noninterest expense	11,079	66,425	7,339	84,843	10,927	51,759	7,486	70,172
Net income/(loss) before income taxes	13,603	8,313	(3,452)	18,464	10,745	10,058	(2,895)	17,908
Income taxes	2,264	3,238	(826)	4,676	2,085	2,834	(603)	4,316
Net income/(loss)	$11,339	$5,075	$(2,626)	$13,788	$8,660	$7,224	$(2,292)	$13,592

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
(dollars in thousands; unaudited)	Community Bank	CCBX	Treasury & Administration	Total	Community Bank	CCBX	Treasury & Administration	Total
INTEREST INCOME AND EXPENSE
Interest income	$97,710	$229,356	$24,352	$351,418	$91,619	$205,762	$24,350	$321,731
Interest (expense)/income intrabank transfer	(10,976)	19,696	(8,720)	—	(10,729)	20,678	(9,949)	—
Interest expense	17,548	69,096	3,764	90,408	20,523	68,528	1,980	91,031
Net interest income	69,186	179,956	11,868	261,010	60,367	157,912	12,421	230,700
Provision for credit losses	(2,716)	192,290	—	189,574	184	144,406	—	144,590
Net interest income/(expense) after provision for credit losses	71,902	(12,334)	11,868	71,436	60,183	13,506	12,421	86,110
NONINTEREST INCOME
Service charges and fees	2,837	8	—	2,845	2,644	32	—	2,676
Other income	395	19	802	1,216	464	5	756	1,225
BaaS program income	—	37,027	—	37,027	—	21,794	—	21,794
BaaS indemnification income	—	174,736	—	174,736	—	147,252	—	147,252
Noninterest income	3,232	211,790	802	215,824	3,108	169,083	756	172,947
NONINTEREST EXPENSE
Salaries and employee benefits	21,813	34,635	12,334	68,782	21,189	26,075	15,765	63,029
Occupancy	2,367	176	138	2,681	2,449	243	209	2,901
Data processing and software licenses	5,939	20,957	3,536	30,432	4,587	9,629	2,321	16,537
Legal and professional expenses	1,243	15,933	3,815	20,991	1,143	6,800	7,864	15,807
Credit enhancement receivable valuation adjustment	—	46,009	—	46,009	—	—	—	—
Other expense	3,057	10,378	2,512	15,947	4,540	4,724	2,701	11,965
BaaS loan expense	—	113,064	—	113,064	—	97,830	—	97,830
BaaS fraud expense	—	11,500	—	11,500	—	6,924	—	6,924
Total noninterest expense	34,419	252,652	22,335	309,406	33,908	152,225	28,860	214,993
Net income /(loss) before income taxes	40,715	(53,196)	(9,665)	(22,146)	29,383	30,364	(15,683)	44,064
Income taxes	7,913	(11,131)	(2,630)	(5,848)	5,809	7,583	(3,678)	9,714
Net income/(loss)	$32,802	$(42,065)	$(7,035)	$(16,298)	$23,574	$22,781	$(12,005)	$34,350

Comparison of the quarter ended September 30, 2026 to the comparable quarter in the prior year
Community Bank
Net interest income for the community bank was $23.7 million for the quarter ended September 30, 2026, an increase of $3.2 million, or 15.4%, compared to $20.6 million for the quarter ended September 30, 2025. As a result of the community bank having higher average loans than deposits the community bank's intrabank expense allocation was $3.4 million for the quarter ended September 30, 2026, compared to intrabank interest expense of $3.0 million for the quarter ended September 30, 2025. The increase compared to the previous year period is due to a higher intrabank liability. There was a provision for credit losses on loans for the community bank of $137,000 for the quarter ended September 30, 2026, compared to a recapture of $107,000 for the quarter ended September 30, 2025. Net charge-offs to average loans for the community bank segment were 0.00% for each of the quarters ended September 30, 2026 and 2025. Noninterest income for the community bank was $1.1 million for the quarter ended September 30, 2026, an increase of $95,000, or 9.5%, compared to the quarter ended September 30, 2025. Noninterest expenses for the community bank increased $152,000, or 1.4%, to $11.1 million as of September 30, 2026, compared to $10.9 million as of September 30, 2025.

CCBX
Net interest income for CCBX was $60.6 million for the quarter ended September 30, 2026, an increase of $7.5 million, or 14.1%, compared to $53.1 million for the quarter ended September 30, 2025. The increase in net interest income is primarily due to loan growth from active CCBX relationships. During the quarter ended September 30, 2026 we sold $5.99 billion in CCBX loans as part of our strategy to optimize our CCBX portfolio and manage growth, credit quality, portfolio and partner limits. We are retaining a portion of the transaction processing fee income on sold credit card balances which provides an on-going and recurring income without balance sheet risk. As a result of CCBX having higher average deposits than loans the amount allocated to intrabank interest income for CCBX was $5.6 million and $6.8 million for the quarters ended September 30, 2026 and 2025, respectively. Provision for credit losses on loans was $45.9 million for the quarter ended September 30, 2026, compared to $56.7 million for the quarter ended September 30, 2025. The increase in the provision for credit losses compared to the prior quarter was primarily driven by loan growth, changes in the composition of the loan portfolio and the establishment of a $22.8 million specific provision during the second quarter of 2026 related to one partner relationship for credit losses not expected to be fully collected under the partner's indemnification arrangement following an individual assessment of collectability. Under one partner program, the Company retains ownership of approximately 5% of a $167.5 million loan portfolio and retains the credit losses provision for that portfolio; the loans sold were not part of the Company's credit-loss-retained portion. These sales during the quarter temporarily increased its retained share to approximately 15% of the $167.5 million portfolio, or $25.1 million in loans at September 30, 2026. Noninterest income for CCBX was $60.0 million for the quarter ended September 30, 2026, a decrease of $5.4 million, or 8.3%, compared to $65.4 million for the quarter ended September 30, 2025, largely due to a decrease of $13.6 million in BaaS credit enhancements to establish a credit enhancement asset for future credit losses due from our CCBX partners - which is directly related to the provision for credit losses, a $6.3 million increase in BaaS program income, which was the result of increased activity with our CCBX partners. Noninterest expenses for CCBX increased $14.7 million, or 28.3%, to $66.4 million as of September 30, 2026, compared to $51.8 million as of September 30, 2025. The increase in noninterest expenses was primarily due to an increase in salaries and employee benefits, data processing and software licenses and legal and professional expenses, which are related to the growth of Company and investments in technology and risk management. BaaS loan expense increased $2.9 million compared to the prior year period and is related to the increase in interest income on loans and recent program agreement and pricing changes that reflect a strategic shift toward enhanced partner economics and more sustainable, risk-adjusted returns over time. For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”
Treasury & Administration
Net interest income for treasury & administration was $4.0 million for the quarter ended September 30, 2026, a decrease of $283,000, or 6.6%, compared to $4.3 million for the quarter ended September 30, 2025, primarily as a result of an increase in interest expense, partially offset by a decrease in intrabank interest expense and lower interest from interest earning deposits with other banks. Noninterest income was $(90,000) for the quarter ended September 30, 2026, compared to $331,000 for the quarter ended September 30, 2025. Noninterest expense was $7.3 million for the quarter ended September 30, 2026, and $7.5 million for the quarter ended September 30, 2025, largely due to a decrease in legal and professional expenses as more of these expenses have been directly expensed to the other segments.

Comparison of the nine months ended September 30, 2026 to the comparable period in the prior year
Community Bank
Net interest income for the community bank was $69.2 million for the nine months ended September 30, 2026, an increase of $8.8 million, or 14.6%, compared to $60.4 million for the nine months ended September 30, 2025. The increase in net interest income is due to the community bank having higher average loans than deposits for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, resulting in intrabank interest expense for the community bank of $11.0 million for the nine months ended September 30, 2026, compared to intrabank interest expense of $10.7 million for the nine months ended September 30, 2025, partially offset by higher interest income on loans due to loan growth and lower interest expense on deposit accounts due to lower interest rates. There was a provision recapture for credit losses on loans for the community bank of $2.7 million for the nine months ended September 30, 2026, compared to a provision for credit losses of $184,000 for the nine months ended September 30, 2025. The provision recapture in the current period was due to a decrease in weighted average life of the construction, land and land development portfolio and an improvement in the overall mix of the portfolio. Net charge-offs to average loans for the community bank segment have remained consistently low and were 0.00% for both of the nine months ended September 30, 2026 and September 30, 2025, respectively. Noninterest income for the community bank was $3.2 million for the nine months ended September 30, 2026, an increase of $124,000, or 4.0%, compared to $3.1 million for the nine months ended September 30, 2025. Noninterest expenses for the community bank increased $511,000, or 1.5%, to $34.4 million as of September 30, 2026, compared to $33.9 million as of September 30, 2025. The increase in noninterest expenses is largely due to higher data processing and software licenses, salaries and employee benefits and legal and professional expenses, all of which are related to the growth of Company and investments in technology and risk management.
CCBX
Net interest income for CCBX was $180.0 million for the nine months ended September 30, 2026, an increase of $22.1 million, or 14.0%, compared to $157.9 million for the nine months ended September 30, 2025. The increase in net interest income is due to loan growth from active CCBX relationships. During the nine months ended September 30, 2026, we sold $13.83 billion in CCBX loans as part of our strategy to optimize our CCBX portfolio, manage growth, credit quality, portfolio and partner limits. We are retaining a portion of the transaction processing fee income on sold credit card receivables which provides on-going and recurring income without balance sheet risk. Intrabank interest income for CCBX was $19.7 million for the nine months ended September 30, 2026, compared to $20.7 million for the nine months ended September 30, 2025 as a result of having higher average deposits than loans, but lower interest rates, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Provision for credit losses was $192.3 million for the nine months ended September 30, 2026, compared to $144.4 million for the nine months ended September 30, 2025. The increase in the provision for credit losses compared to the prior quarter was primarily driven by loan growth, changes in the composition of the loan portfolio and the establishment of a $22.8 million specific provision during the second quarter of 2026 related to one partner relationship for credit losses not expected to be fully collected under the partner's indemnification arrangement following an individual assessment of collectability. Noninterest income for CCBX was $211.8 million for the nine months ended September 30, 2026, an increase of $42.7 million, or 25.3%, compared to $169.1 million for the nine months ended September 30, 2025, due to an increase of $22.9 million in BaaS credit enhancements related to the allowance for credit losses, a $15.2 million increase in total BaaS program income, which was the result of increased activity with our CCBX partners and $4.6 million increase in BaaS fraud enhancements. Noninterest expenses for CCBX increased $100.4 million, or 66.0%, to $252.7 million as of September 30, 2026, compared to $152.2 million as of September 30, 2025. The increase in noninterest expense was largely due to a $46.0 million credit enhancement receivable valuation allowance during the second quarter of 2026 related to the assessment of collectability for one CCBX partner. Additionally, growth from active CCBX relationships resulting in an increase of $15.2 million in BaaS loan expense, $11.3 million in data processing and software licenses, $9.1 million in legal and professional expenses and $8.6 million in salaries and benefits, all of which are related to the growth of Company and investments in technology and risk management, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. For more information on the accounting for BaaS income and expenses see the section titled “CCBX – BaaS Reporting Information.”
Treasury & Administration
Net interest income for treasury & administration was $11.9 million for the nine months ended September 30, 2026, a decrease of $553,000, or 4.5%, compared to $12.4 million for the nine months ended September 30, 2025. Noninterest income increased $46,000, or 6.1%, to $802,000 for the nine months ended September 30, 2026, compared to

$756,000 for the nine months ended September 30, 2025. Noninterest expense decreased $6.5 million, or 22.6%, to $22.3 million for the nine months ended September 30, 2026, compared to $28.9 million for the nine months ended September 30, 2025, largely as a result of decreased salaries and employee benefits and legal and professional expenses as more of these expenses have been directly expensed to the other segments.
Financial Condition
Our total assets increased $535.0 million, or 11.3%, to $5.28 billion at September 30, 2026 from $4.74 billion at December 31, 2025. The increase is primarily comprised of a $436.0 million increase in loans receivable and a $55.1 million increase in interest earning deposits with other banks.
Loans Held For Sale
During the nine months ended September 30, 2026, $13.83 billion in CCBX loans were sold, $11.00 billion of which is new activity on previously sold credit card receivables. As of September 30, 2026 there were $140.3 million in total loans held for sale and $71.2 million as of December 31, 2025. These loans were sold back to partners at par. The Company sells CCBX loans to manage loan portfolio size by partner and by loan category. Additionally, we retain a portion of the fee income for our role in processing new transactions on previously sold credit card receivables, which continues to grow and is expected to provide increased and on-going revenue with no on-balance sheet risk or capital requirement.
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
As of September 30, 2026, loans receivable totaled $4.19 billion, an increase of $436.0 million, or 11.6%, compared to December 31, 2025. Total loans receivable is net of $6.6 million in net deferred origination fees. The increase includes gross CCBX loan growth of $399.4 million, or 22.1%, and an increase in gross community bank loans of $35.8 million, or 1.8%.
Loans as a percentage of deposits were 92.5% as of September 30, 2026, compared to 92.2% as of December 31, 2025. We remain focused on serving our communities and markets by growing loans and funding those loans with customer deposits. The loans-to-deposits ratio may fluctuate as we actively manage liquidity and funding, including through the use of customer deposit sweep arrangements that move deposits on and off the balance sheet.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30, 2026		As of December 31, 2025
(dollars in thousands; unaudited)	Amount	Percent	Amount	Percent
Commercial and industrial loans:
Capital call lines	$209,701	5.0%	$210,480	5.6%
All other commercial & industrial loans	265,198	6.3	243,605	6.5
Total commercial and industrial loans	474,899	11.3	454,085	12.1
Real estate loans:
Construction, land and land development	248,766	5.9	222,075	5.9
Residential real estate	522,889	12.5	466,352	12.4
Commercial real estate	1,291,700	30.8	1,285,856	34.2
Consumer and other loans	1,653,863	39.5	1,328,461	35.4
Gross loans receivable	4,192,117	100.0%	3,756,829	100.0%
Net deferred origination fees	(6,588)		(7,298)
Loans receivable	$4,185,529		$3,749,531
Loan Yield (1)	10.03%		10.63%
(1)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.
The following tables detail the loans by segment which are included in the total loan portfolio table above:

Community Bank	As of
	September 30, 2026		December 31, 2025
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Commercial and industrial loans	$241,401	12.2%	$224,439	11.5%
Real estate loans:
Construction, land and land development loans	248,766	12.5	222,075	11.4
Residential real estate loans	191,980	9.7	202,293	10.4
Commercial real estate loans	1,291,700	65.1	1,285,856	66.0
Consumer and other loans:
Other consumer and other loans	10,736	0.5	14,072	0.7
Gross community bank loans receivable	1,984,583	100.0%	1,948,735	100.0%
Net deferred origination fees	(5,953)		(6,756)
Loans receivable	$1,978,630		$1,941,979
Loan Yield(1)	6.66%		6.52%
(1)Loan yield is annualized for the three months ended for each period presented and includes loans held for sale and nonaccrual loans.

CCBX	As of
	September 30, 2026		December 31, 2025
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Commercial and industrial loans:
Capital call lines	$209,701	9.5%	$210,480	11.6%
All other commercial & industrial loans	23,797	1.1	19,166	1.1
Real estate loans:
Residential real estate loans	330,909	15.0	264,059	14.6
Consumer and other loans:
Credit cards	552,078	25.0	622,681	34.4
Other consumer and other loans	1,091,049	49.4	691,708	38.3
Gross CCBX loans receivable	2,207,534	100.0%	1,808,094	100.0%
Net deferred origination fees	(635)		(542)
Loans receivable	$2,206,899		$1,807,552
Loan Yield - CCBX (1)(2)	12.73%		14.89%
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
Commercial and Industrial Loans. Commercial and industrial loans increased $20.8 million, or 4.6%, to $474.9 million as of September 30, 2026, from $454.1 million as of December 31, 2025. The increase in commercial and industrial loans receivable over December 31, 2025 was due to $21.6 million increase in other commercial and industrial loans, partially offset by a decrease of $779,000 in capital call lines.
Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the borrower’s ability to service the debt from income. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory or equipment, and we generally obtain personal guarantees on these loans. Commercial and industrial loans includes $101.1 million and $92.0 million in loans to financial institutions as of September 30, 2026 and December 31, 2025, respectively.
Included in the commercial and industrial loan balance is $209.7 million and $210.5 million in capital call lines resulting from relationships with our CCBX partners as of September 30, 2026 and December 31, 2025, respectively, and $23.8 million and $19.2 million in CCBX other commercial loans as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 there was $241.4 million in community bank commercial and industrial loans compared to $224.4 million at December 31, 2025.
Construction, Land and Land Development Loans. Construction, land and land development loans increased $26.7 million, or 12.0%, to $248.8 million as of September 30, 2026, from $222.1 million as of December 31, 2025. Growth in residential construction loans was a primary driver in the increase ending the quarter at $54.8 million, an increase of $17.4 million from December 31, 2025.
Unfunded loan commitments for construction, land and land development loans were $47.8 million at September 30, 2026, compared to $98.2 million at December 31, 2025. Although we have seen a strong commercial and residential real estate market in the Puget Sound region thus far in 2026, the macroeconomic environment remains subject to change. Factors such as economic growth, inflation, interest rates, labor market conditions, commercial and residential real estate market conditions, construction costs, availability of labor and materials and broader market uncertainty could adversely affect construction activity, property values, borrower demand and the level and timing of funding under construction and land development commitments.

Construction, land and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing these loans are primarily located in the Puget Sound region and are comprised of both residential and commercial properties, including owner occupied properties and investor properties. As of September 30, 2026, construction, land and land development loans included $123.8 million in commercial construction loans, $54.8 million in residential construction loans, $52.7 million in other construction, land and land development loans and $17.5 million in undeveloped land loans, compared to $124.9 million in commercial construction loans, $37.4 million in residential construction loans, $39.1 million in other construction, land and land development loans and $20.7 million in undeveloped land loans as of December 31, 2025.
Residential Real Estate Loans. Our one-to-four family residential real estate loans increased $56.5 million, or 12.1%, to $522.9 million as of September 30, 2026, from $466.4 million as of December 31, 2025, due to an increase of $66.9 million in CCBX loans, partially offset by a decrease of $10.3 million in community bank loans.
As of September 30, 2026, there were $330.9 million in CCBX home equity loans included in residential real estate, compared to $264.1 million at December 31, 2025. These home equity lines of credit are secured by residential real estate and are accessed by using a credit card. These are first, second and third lien residential loans and require six months of home ownership for non-owner occupied. Term lengths are up to 30 years and lines range from a minimum of $5,000 to a maximum depending on characteristics such as owner occupancy type, lien position, income and credit score. Qualifying owner occupied first liens may qualify for up to $2,000,000; owner-occupied second liens may qualify for up to $1,000,000; and non-owner occupied may qualify for up to $400,000. Aggregate exposure across all product types is $3,000,000. We sold $1.36 billion in CCBX residential real estate loans year to date as of September 30, 2026.
Community bank residential real estate closed-end loans secured by first liens on homes include loans to investors who purchase and lease homes to others. This portfolio also includes residential mortgages that we have purchased from other financial institutions in the past to hold for investment, with the goals of diversifying our residential mortgage loan portfolio, meeting certain regulatory requirements and increasing our interest income. We last purchased residential mortgage loans in 2018. As of September 30, 2026 and December 31, 2025, we held $4.3 million and $4.4 million, respectively, in purchased residential real estate mortgage loans. These loans purchased typically have a fixed rate with a term of 15 to 30 years and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these loans. Although purchased loans were originated and underwritten by another institution, our mortgage, credit and compliance departments conducted an independent review of each underlying loan that included re-underwriting each of these loans to our credit and compliance standards.
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
Commercial Real Estate Loans. Commercial real estate loans increased $5.8 million, or 0.5%, as of September 30, 2026, from $1.29 billion as of December 31, 2025.
We are committed to growing the community bank portfolio in the Puget Sound region. We actively seek commercial real estate loans in our markets, and our lenders are experienced in competing for these loans and managing these relationships.
We make commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate, as well as multifamily residential loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as manufacturing and processing facilities, business parks, warehouses, retail centers, convenience stores, hotels and motels, low rise office buildings, mixed-use residential and commercial and other properties. We originate both fixed- and adjustable-rate loans with terms up to 20 years. Fixed-rate loans typically amortize over a 10 to 25 year period with balloon payments due at the end of five to ten years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate or are based on term equivalent FHLB rates. At September 30, 2026, approximately 34.5% of the commercial real estate loan portfolio consisted of fixed rate loans. Commercial real estate loans represented 30.8% of our loan portfolio at September 30, 2026 and are a large source of revenue. As of September 30, 2026, we held $15.1 million in purchased commercial real estate loans, compared to $15.5 million at December 31, 2025. Our credit administration team has substantial experience in underwriting, managing, monitoring and working out commercial real estate loans, and remains diligent in communicating and proactively working with borrowers to help mitigate potential credit deterioration.

Consumer and Other. Consumer and other loans increased $325.4 million, or 24.5%, to $1.65 billion, from $1.33 billion as of December 31, 2025, primarily as a result of growth in CCBX loans originated through our partners. We sold $11.20 billion in CCBX credit cards loans, $922.6 million in CCBX other revolving loans and $352.6 million in CCBX consumer installment loans, year to date as of September 30, 2026. We expect that we will continue to sell CCBX loans as part of our on-going strategy to manage the loan portfolio, partner and category limits and credit quality.
CCBX consumer loans totaled $1.64 billion as of September 30, 2026, compared to $1.31 billion at December 31, 2025. CCBX consumer loans include installment loans, credit cards, charge cards, lines of credit and other loans. CCBX consumer loans include cash secured and unsecured consumer loans, loan products designed to help consumers build credit, lines of credit, credit cards, other loans and overdrafts. Consumer credit cards are open-ended and have interest rates ranging from a promotional rate of 0.00% to the maximum rate allowable by state. For short-term consumer loans, both secured and unsecured options are available and typically have fully-amortizing terms ranging from two months to six years. Interest rates can be fixed or variable up to the maximum allowable rate by state.
Our community bank consumer and other loans totaled $10.7 million as of September 30, 2026, compared to $14.1 million at December 31, 2025 and are comprised of personal lines of credit, automobile, boat, and recreational vehicle loans and secured term loans.
Industry Exposure and Categories of Loans
We have a diversified loan portfolio, representing a wide variety of industries. Our major categories of loans are commercial real estate, consumer and other loans, residential real estate, commercial and industrial, and construction, land and land development loans. Together they represent $4.19 billion in outstanding loan balances. When combined with $2.74 billion in unused commitments the total of these categories is $6.93 billion. However, total exposure on CCBX loans is subject to portfolio and partner maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our community bank loan commitments by industry for our commercial real estate portfolio as of September 30, 2026:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitments	% of Total Loans (Outstanding Balance & Available Commitments)	Average Loan Balance	Number of Loans
Community bank commercial real estate loans
Apartments	$343,787	$10,162	$353,949	5.1%	$3,657	94
Hotel/Motel	190,380	4,350	194,730	2.8	7,615	25
Convenience Store	144,155	3,824	147,979	2.1	2,184	66
Warehouse	100,392	250	100,642	1.4	2,049	49
Retail	108,901	616	109,517	1.6	1,224	89
Mixed use	94,067	6,893	100,960	1.5	1,057	89
Office	80,797	3,775	84,572	1.2	1,063	76
Mini Storage	63,144	—	63,144	0.9	4,510	14
Strip Mall	42,293	—	42,293	0.6	6,042	7
Manufacturing	37,813	2,216	40,029	0.6	1,304	29
Groups < 0.50% of total	85,971	2,640	88,611	1.3	1,246	69
Total	$1,291,700	$34,726	$1,326,426	19.1%	$2,128	607

As illustrated in the table below, our CCBX partners originate a large number of mostly smaller dollar loans, resulting in an average consumer loan balance between CCBX and our community bank of just $400. The following table summarizes our loan commitments by category for our consumer and other loan portfolio as of September 30, 2026:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments (1)	Total Outstanding Balance & Available Commitments (1)	% of Total Loans (Outstanding Balance & Available Commitments)	Average Loan Balance	Number of Loans
CCBX consumer loans
Credit cards	$552,078	$947,245	$1,499,323	21.6%	$1.5	378,057
Installment loans	797,363	41,645	839,008	12.1	0.3	2,637,339
Lines of credit	251,707	147,114	398,821	5.8	0.2	1,336,947
Other loans	41,979	—	41,979	0.6	0.1	358,418
Community bank consumer loans
Installment loans	672	—	672	0.0	26.9	25
Lines of credit	196	362	558	0.0	5.8	34
Other loans	9,868	16,000	25,868	0.4	26.0	380
Total	$1,653,863	$1,152,366	$2,806,229	40.5%	$0.4	4,711,200
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table summarizes our loan commitments by category for our residential real estate portfolio as of September 30, 2026:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Exposure (1)	% of Total Loans (Outstanding Balance & Available Commitment)	Average Loan Balance	Number of Loans
CCBX residential real estate loans
Home equity lines of credit	$330,909	$756,231	$1,087,140	15.7%	$30	10,984
Community bank residential real estate loans
Closed end, secured by first liens	145,597	283	145,880	2.1	522	279
Home equity lines of credit	34,628	51,382	86,010	1.2	128	271
Closed end, second liens	11,755	2,363	14,118	0.2	336	35
Total	$522,889	$810,259	$1,333,148	19.2%	$45	11,569
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.

The following table summarizes our loan commitments by industry for our commercial and industrial loan portfolio as of September 30, 2026:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments (1)	Total Outstanding Balance & Available Commitments (1)	% of Total Loans (Outstanding Balance & Available Commitments)	Average Loan Balance	Number of Loans
CCBX C&I loans
Capital call lines	$209,701	$572,540	$782,241	11.3%	$1,626	129
Retail and other loans	23,797	31,605	55,402	0.8	1	30,673
Community bank C&I loans
Financial institutions	101,145	—	101,145	1.5	4,214	24
Other Venture Capital	56,782	25,000	81,782	1.2	11,356	5
Construction/Contractor services	40,585	34,595	75,180	1.1	235	173
Medical / Dental / Other care	3,563	1,791	5,354	0.1	274	13
Transportation	4,127	15	4,142	0.1	590	7
Manufacturing	4,513	2,421	6,934	0.1	146	31
Groups < 0.10% of total	30,686	27,678	58,364	0.7	158	194
Total	$474,899	$695,645	$1,170,544	16.9%	$15	31,249
(1)Total exposure on CCBX loans is subject to portfolio maximum limits. See "Material Cash Requirements and Capital Resources" for maximum limits on CCBX loans by category.
The following table details our community bank loan commitments by category for our construction, land and land development loan portfolio as of September 30, 2026:

(dollars in thousands; unaudited)	Outstanding Balance	Available Loan Commitments	Total Outstanding Balance & Available Commitments	% of Total Loans (Outstanding Balance & Available Commitments)	Average Loan Balance	Number of Loans
Community bank construction, land and land development loans
Commercial construction	$123,848	$12,491	$136,339	2.0%	$12,385	10
Residential construction	54,754	29,290	84,044	1.2	1,480	37
Land development	37,308	5,655	42,963	0.6	3,109	12
Undeveloped land loans	17,482	—	17,482	0.3	1,345	13
Developed land loans	15,374	368	15,742	0.2	1,281	12
Total	$248,766	$47,804	$296,570	4.3%	$2,962	84

Nonperforming Assets
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by applicable regulations. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. Consumer loans originated through CCBX lending partners may continue to accrue interest beyond 90 days past due. Installment (closed-end) loans generally continue to accrue until 120 days past due while revolving (open-end) loans generally continue to accrue until 180 days past due. These consumer loans are reported out as substandard loans, 90+ days past due and still accruing. As a result of the type of loans (primarily consumer loans) originated through our CCBX partners, we anticipate that balances 90 days past due or more and still accruing will increase as those loans grow. Additionally, some CCBX partners have instituted a collection practice that places certain loans on nonaccrual status to improve collectability. As of September 30, 2026, $18.7 million in CCBX nonaccrual loans were less than 90 days past due.
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
We had $60.5 million in nonperforming assets as of September 30, 2026, compared to $64.1 million as of December 31, 2025. This includes $31.3 million in CCBX loans more than 90 days past due and still accruing interest as of September 30, 2026, compared to $33.1 million at December 31, 2025 and $23.3 million in CCBX nonaccrual loans as of September 30, 2026, compared to $24.4 million at December 31, 2025. Our accruing loans past due 90 days or more decreased $1.8 million and our CCBX nonaccrual loans decreased $1.2 million, $18.7 million of these loans are less than 90 days past due as of September 30, 2026. All of our nonperforming assets were nonperforming loans as of September 30, 2026 and December 31, 2025. Additionally, there was a decrease in community bank nonaccrual loans of $689,000 during the nine months ended September 30, 2026. Our nonperforming loans to total loans receivable ratio was 1.44% at September 30, 2026, compared to 1.71% at December 31, 2025.
Our community bank credit quality remains strong, as demonstrated by the low level of community bank nonperforming loans to total loans receivable of 0.14% as of September 30, 2026. CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. Agreements with our CCBX partners provide a credit enhancement under which the partner indemnifies or reimburses the Bank for covered credit losses on loans when accruing consumer loans originated through CCBX partners are charged-off at 120 days past due for installment loans (primarily unsecured loans to consumers) and 180 days past due for revolving loans (primarily credit cards). CCBX partners bear most of the responsibility for credit losses incurred which consequently gives them a vested interest in the performance of the portfolio. We believe this alignment of interests ensures that CCBX partners are motivated to implement robust risk management practices and maintain the overall health of the portfolio.

The following table presents information regarding nonperforming assets at the dates indicated:

(dollars in thousands; unaudited)	September 30, 2026	December 31, 2025
Nonaccrual loans:
Commercial and industrial loans	$198	$2,278
Real estate loans:
Residential real estate	1,695	38
Commercial real estate	4,000	4,344
Consumer and other loans:
Credit cards	18,161	21,433
Other consumer and other loans	5,071	2,875
Total nonaccrual loans	29,125	30,968
Accruing loans past due 90 days or more:
Commercial & industrial loans	346	654
Real estate loans:
Residential real estate loans	1,610	1,961
Consumer and other loans:
Credit cards	17,536	22,536
Other consumer and other loans	11,851	7,993
Total accruing loans past due 90 days or more	31,343	33,144
Total nonperforming loans	60,468	64,112
Real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$60,468	$64,112
Total nonaccrual loans to loans receivable	0.70%	0.83%
Total nonperforming loans to loans receivable	1.44%	1.71%
Total nonperforming assets to total assets	1.15%	1.35%
The following tables detail nonperforming assets by segment which are included in the total nonperforming assets table above:

Community Bank	As of
(dollars in thousands; unaudited)	September 30, 2026	December 31, 2025
Nonaccrual loans:
Commercial and industrial loans	$149	$2,151
Real estate:
Residential real estate	1,695	38
Commercial real estate	4,000	4,344
Total nonaccrual loans	5,844	6,533
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	—	—
Total nonperforming loans	5,844	6,533
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$5,844	$6,533
Total nonperforming community bank loans to total loans receivable	0.14%	0.17%

CCBX	As of
(dollars in thousands; unaudited)	September 30, 2026	December 31, 2025
Nonaccrual loans:
Commercial and industrial loans:
All other commercial & industrial loans	$49	$127
Consumer and other loans:
Credit cards	18,161	21,433
Other consumer and other loans	5,071	2,875
Total nonaccrual loans	23,281	24,435
Accruing loans past due 90 days or more:
Commercial & industrial loans	346	654
Real estate loans:
Residential real estate loans	1,610	1,961
Consumer and other loans:
Credit cards	17,536	22,536
Other consumer and other loans	11,851	7,993
Total accruing loans past due 90 days or more	31,343	33,144
Total nonperforming loans	54,624	57,579
Other real estate owned	—	—
Repossessed assets	—	—
Total nonperforming assets	$54,624	$57,579
Total nonperforming CCBX loans to total loans receivable	1.31%	1.54%
Negative deposit account balances are reclassified as loans for financial reporting purposes and are included in the Company's allowance for credit losses under its CECL methodology. Because these balances do not accrue interest, they are not included in nonaccrual loans. Management monitors the aging, collectability and expected credit losses associated with these balances as part of its ongoing credit risk management process. At September 30, 2026, a reclassified negative deposit account for one partner outstanding for more than 90 days totaled $22.8 million. Management established a 100% specific reserve against this balance in the second quarter of 2026 that was unchanged at September 30, 2026, reflecting its assessment that full collection is not expected under the applicable indemnification arrangement.
Allowance for Credit Losses
The ACL is an estimate of the expected credit losses on financial assets measured at amortized cost. The ACL is evaluated and calculated on a collective basis for those loans which share similar risk characteristics. At each reporting period, the Company evaluates whether the loans in a pool continue to exhibit similar risk characteristics as the other loans in the pool and whether it needs to evaluate the allowance on an individual basis. The Bank must estimate expected credit losses over the loans’ contractual terms, adjusted for expected prepayments. In estimating the life of the loan, the Bank cannot extend the contractual term of the loan for expected extensions, renewals and modifications, unless the extension or renewal options are included in the contract at the reporting date and are not unconditionally cancellable by the Bank. Because expected credit losses are estimated over the contractual life adjusted for estimated prepayments, determination of the life of the loan may significantly affect the ACL. The Company has chosen to segment its portfolio consistent with the manner in which it manages the risk of the type of credit.
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
As of September 30, 2026, the allowance for credit losses totaled $208.1 million, or 4.97% of total loans. As of December 31, 2025, the allowance for credit losses totaled $169.5 million, or 4.52% of total loans.
The increase in the Company’s allowance for credit losses for the nine months ended September 30, 2026 compared to December 31, 2025, is primarily driven by $436.0 million in loan growth, changes in the composition of the loan portfolio, and the establishment of a $22.8 million specific provision during the second quarter of 2026 related to one partner relationship for credit losses not expected to be fully collected under the partner's indemnification arrangement following an individual assessment of collectability. During the nine months ended September 30, 2026, a $192.3 million provision for credit losses was recorded for CCBX. In general, CCBX loans, which are primarily consumer focused, have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses. The factors used in management’s analysis for community bank credit losses indicated that a provision recapture for credit losses on loans of $2.7 million was needed for the nine months ended September 30, 2026, largely due to a decrease in weighted average life of the construction, land and land development portfolio and an improvement in the overall mix of the portfolio. The macro economic environment is continuously changing, primarily due to the pace of economic growth, inflation, changing interest rates, global trade tensions, tariffs, unemployment, global unrest, the war in Ukraine, conflicts in the Middle East, political uncertainty, natural disasters and trade issues that have resulted in economic uncertainty. As described above, CCBX loans have a higher level of expected losses than our community bank loans, which is reflected in the factors for the allowance for credit losses.
Agreements with our CCBX partners provide a credit enhancement under which the partner indemnifies or reimburses the Bank for covered credit losses on loans, unfunded commitments and negative deposit accounts. In accordance with U.S. GAAP, we estimate expected credit losses on these exposures and record the related provision for credit losses and reserve for unfunded commitments. Concurrently, a credit enhancement asset is recognized through noninterest income (BaaS credit enhancements) representing the expected reimbursement from the partner. The collectability of the credit enhancement asset is evaluated each reporting period and a valuation adjustment or reduction in credit enhancement income for the portion deemed uncollectable is recorded. During the quarter ended June 30, 2026, the Company recorded an initial valuation adjustment of $46.0 million against a portion of the credit enhancement asset related to one CCBX partner following an assessment of the collectability of amounts due under the applicable indemnification arrangement. During the three months ended September 30, 2026, the valuation allowance decreased by $433,000 to $45.6 million, based on management's quarter-end evaluation of the credit enhancement asset, the results of which substantially support the initial valuation allowance established at June 30, 2026. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the CCBX partner or taken from the partner's cash reserve account.
The credit enhancement asset is an amount due from CCBX partners for expected losses in the loan portfolio. It is tied to the provision for credit and other losses, such as fraud, and increases due to credit loss recoveries, which is ultimately reduced as partners reimburse for incurred losses. Identified below is the portion of incurred losses that are pending settlement with partners as of each period indicated. The CCBX provision for credit losses and CCBX net charge-offs include partner accounts that are not covered by credit enhancement, therefore those items are included on a separate line item to reflect the exclusion from the credit enhancement asset. The table below shows the activity in the credit enhancement asset for the periods indicated:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Credit enhancement at beginning of period	154,346	167,779	177,657	181,890
CCBX Provision for credit losses - loans	43,925	58,847	190,797	144,142
CCBX Provision for credit losses - unfunded commitments	1,638	(2,142)	899	(338)
Credit losses settled with partner during period	(57,790)	(54,516)	(170,473)	(161,967)
Credit recoveries settled with partner during period	7,874	5,270	20,388	15,214
Net change in pending partner settlements	951	2,765	707	(1,125)
Net (provision) charge-offs for loans without credit enhancement	(1,050)	(262)	(24,072)	(75)
Valuation adjustment on credit enhancement receivable	433	—	(45,576)	—
Credit enhancement at end of period	150,327	177,741	150,327	177,741
Many CCBX partners also pledge a cash reserve account at the Bank as collateral for loss exposure, which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Credit losses and recoveries typically flow through the cash reserve account. These cash reserve accounts are included in total deposits on the balance sheet. Although agreements with our CCBX partners provide a credit enhancement under which the partner indemnifies or reimburses the Bank for covered credit and fraud losses, if our partner is unable to fulfill their contractual obligation then the Bank would be exposed to additional loan and deposit losses if the cash flows on the loans were not sufficient to fund the reimbursement of credit losses. If a CCBX partner does not replenish their cash reserve account the Bank may consider an alternative plan for funding the cash reserve, such as adjusting the funding amounts or timelines to better align with the partner's specific situation. If a CCBX partner is unable to reimburse the Bank for covered credit losses, the Bank may establish a valuation allowance against that partner's credit enhancement asset for the portion deemed uncollectible. If a mutually agreeable funding plan is not achieved then the Bank could declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. In the event of a partner default, the Bank would evaluate any remaining credit enhancement asset associated with that partner to determine whether a write-off is appropriate. If a valuation allowance is established, the Bank would retain excess cash flows generated through the payment waterfall and apply those proceeds against unreimbursed credit losses. If a write-off occurs, the Bank would retain the full yield and any fee income on the loan portfolio going forward, and the fees and revenue-sharing payments the Bank remits to the CCBX partner, which are reflected as BaaS loan expense in the Bank's financial statements, would cease upon declaration of default, and those payments to the partner would terminate. No partners were in default as of September 30, 2026 and December 31, 2025.
The following table presents, as of and for the periods indicated, net charge-off information by segment:

	Three Months Ended
	September 30, 2026			September 30, 2025
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$4	$57,790	$57,794	$18	$54,516	$54,534
Gross recoveries	(3)	(7,874)	(7,877)	(19)	(5,270)	(5,289)
Net charge-offs (recoveries)	$1	$49,916	$49,917	$(1)	$49,246	$49,245
Net charge-offs to average loans (1)	0.00%	7.98%	4.43%	0.00%	11.07%	5.37%
% of CCBX net charge-offs covered by credit enhancement		98.4%			97.9%
(1)Annualized calculations shown for periods presented.

	Nine Months Ended
	September 30, 2026			September 30, 2025
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Gross charge-offs	$62	$170,473	$170,535	$33	$161,967	$162,000
Gross recoveries	(8)	(20,388)	(20,396)	(28)	(15,214)	(15,242)
Net charge-offs	$54	$150,085	$150,139	$5	$146,753	$146,758
Net charge-offs to average loans (1)	0.00%	9.16%	4.81%	0.00%	11.58%	5.49%
% of CCBX net charge-offs covered by credit enhancement		98.1%			97.7%
(1)Annualized calculations shown for periods presented.
The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(dollars in thousands; unaudited)	2026	2025	2026	2025
Allowance at beginning of period	$213,724	$164,794	$169,530	$176,994
Provision for credit losses	44,297	58,264	188,713	143,577
Charge-offs:
Commercial and industrial loans	822	1,641	2,978	5,286
Residential real estate	1,068	1,031	3,285	4,188
Consumer and other	55,904	51,862	164,272	152,526
Total charge-offs	57,794	54,534	170,535	162,000
Recoveries:
Commercial and industrial loans	173	228	487	789
Residential real estate	2	2	16	98
Commercial real estate	—	—	—	4
Consumer and other	7,702	5,059	19,893	14,351
Total recoveries	7,877	5,289	20,396	15,242
Net charge-offs	49,917	49,245	150,139	146,758
Allowance at end of period	$208,104	$173,813	$208,104	$173,813
Allowance for credit losses to nonaccrual loans	714.52%	647.61%	714.52%	647.61%
Allowance to nonperforming loans	344.16%	290.84%	344.16%	290.84%
Allowance to loans receivable	4.97%	4.69%	4.97%	4.69%

The allowance for credit losses to nonaccrual loans ratio increased as of September 30, 2026 compared to September 30, 2025 as a result of nonaccrual loans slightly outpacing the increase in the allowance for credit losses.
The allowance for credit losses increased $38.6 million as of September 30, 2026 compared to December 31, 2025 primarily reflecting $436.0 million in loan growth and establishment of the aforementioned specific reserve. Agreements with our CCBX partners provide for a credit enhancement under which the partner indemnifies or reimburses the Bank for covered losses. As a result, while the Company records an allowance for expected credit losses on CCBX loans in accordance with U.S. GAAP, the related credit risk is substantially mitigated through the partners' contractual indemnification obligations. At September 30, 2026, the allowance for credit losses for CCBX partner loans totaled $192.0 million, compared to $151.3 million at December 31, 2025.

The following table presents the loans receivable and allowance for credit losses by segment for the periods indicated:

	As of September 30, 2026			As of December 31, 2025
(dollars in thousands; unaudited)	Community Bank	CCBX	Total	Community Bank	CCBX	Total
Loans receivable	$1,978,630	$2,206,899	$4,185,529	$1,941,979	$1,807,552	$3,749,531
Allowance for credit losses	(16,094)	(192,010)	(208,104)	(18,231)	(151,299)	(169,530)
Allowance for credit losses to total loans receivable	0.81%	8.70%	4.97%	0.94%	8.37%	4.52%
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

	At
	September 30, 2026		December 31, 2025
(dollars in thousands)	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans
Commercial and industrial loans	$7,651	11.3%	$8,757	12.1%
Real estate loans:
Construction, land and land development loans	3,796	5.9	6,580	5.9
Residential real estate loans	13,887	12.5	11,100	12.4
Commercial real estate loans	5,616	30.8	5,496	34.2
Consumer and other loans	177,154	39.5	137,597	35.4
Total allowance for credit losses	$208,104		$169,530
Securities
We use our securities portfolio primarily as a source of liquidity and collateral that can be readily sold or pledged for public deposits, for CRA purposes or other business purposes. At September 30, 2026, our securities portfolio was invested in U.S. Agency collateralized mortgage obligations and U.S. Agency residential mortgage-backed securities for Community Reinvestment Act ("CRA") purposes. Because we target a loan-to-deposit ratio in the range of 90% to 100%, we prioritize liquidity over the earnings of our securities portfolio. At September 30, 2026, our loan-to-deposit ratio was 92.5%, due to the significant loan and deposit growth during the year. Securities represented 0.8% of total assets as of September 30, 2026, compared to 1.0% at December 31, 2025. When our securities portfolio represents less than 5% of assets we focus on liquid securities and securities for CRA purposes. To the extent our securities represent more than 5% of assets, absent an immediate need for liquidity, we may invest excess funds to provide a higher return.

As of September 30, 2026, the amortized cost of our investment securities totaled $44.7 million, a decrease of $3.5 million, or 7.3%, compared to $48.2 million as of December 31, 2025. The decrease in the securities portfolio was due to principal paydowns during the nine months ended September 30, 2026.
Our investment portfolio consists of only $25,000 in securities classified as available-for-sale ("AFS") and $44.7 million in held-to-maturity securities for CRA purposes. The carrying values of our investment securities classified as AFS are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. As of both September 30, 2026 and December 31, 2025 our AFS portfolio had an unrealized loss of $1,000.
The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of September 30, 2026		As of December 31, 2025
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Agency collateralized mortgage obligations	$26	$25	$30	$29
Total available-for-sale securities	26	25	30	29
Securities held-to-maturity:
U.S. Agency residential mortgage-backed securities	44,695	43,456	48,218	48,713
Total held-to-maturity securities	44,695	43,456	48,218	48,713
Total investment securities	$44,721	$43,481	$48,248	$48,742
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
•The Company had a $1.2 million and $1.8 million equity interest in a specialized bank technology company as of the quarters ended September 30, 2026 and December 31, 2025, respectively. The $600,000 decrease is due to an adjustment recorded during the quarter ended September 30, 2026.
•The Company had a $350,000 equity interest in a technology company as of the quarters ended September 30, 2026 and December 31, 2025.
•The Company had a $500,000 equity interest in financial technology company as of the quarter ended September 30, 2026. This was a new equity investment in 2026, so there was no equity interest at December 31, 2025.
•The Company had a $23,000 and $42,000 equity interest in a technology company as of the quarters ended September 30, 2026 and December 31, 2025, respectively.
•The Company had a $2.2 million equity interest in an affordable housing fund for CRA purposes as of the quarter ended September 30, 2026. This was a new equity investment in 2026, so there was no equity interest at December 31, 2025.

The following table shows the activity in equity investments without a readily determinable fair value for the dates shown:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands; unaudited)	2026	2025	2026	2025
Carrying value, beginning of period	$2,671	$2,176	$2,171	$2,619
Purchases	2,160	—	2,660	—
Observable price change	(584)	(5)	(584)	(448)
Carrying value, end of period	$4,247	$2,171	$4,247	$2,171
We invest in investment funds that are accelerating technology adoption by banks. These equity investments are held at fair value as reported by the funds. During the nine months ended September 30, 2026, we had a net capital investment of $619,000 with investment funds designed to help accelerate technology adoption at banks, and recognized net earnings of $183,000, resulting in an equity interest of $2.3 million at September 30, 2026. The Company has committed up to $12.8 million in capital for these investment funds, however, the Company is not obligated to fund these commitments prior to a capital call.
The following table shows the activity in investment funds for the dates shown:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands; unaudited)	2026	2025	2026	2025
Carrying value, beginning of period	$1,798	$1,233	$1,500	$910
Purchases/capital calls/capital returns, net	422	201	619	503
Net change recognized in earnings	82	2	183	23
Carrying value, end of period	$2,302	$1,436	$2,302	$1,436
Other Assets
Deferred tax assets, net was $17.2 million as we moved to a deferred tax asset during the period, largely due an increase in the allowance for credit losses. Other assets decreased $5.1 million to $15.2 million as of September 30, 2026, compared to December 31, 2025.
Deposits
We offer a variety of deposit products that have a wide range of interest rates and terms, including demand, money market, savings, and time accounts as well as IntraFi network sweep deposits. Sweep deposits enable us to provide an FDIC insured deposit option to customers that have balances in excess of the FDIC insurance limit. This service trades our customers’ funds as certificates of deposit or interest bearing demand deposits in increments under the FDIC insured amount to other participating financial institutions and in exchange we receive time deposit or interest bearing demand investments from participating financial institutions. We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels (internet and mobile) and personalized service to attract new deposits and retain existing deposits. Sweep deposits allow us to sweep excess deposits off and on our balance and provide additional flexibility in managing our liquidity. Additionally, we offer deposit products through our CCBX segment. CCBX deposits are generally classified as interest bearing demand and money market accounts. CCBX deposit products allow us to offer a broader range of partner specific products, which include products designed to reach specific under-served or under-banked populations served by our CCBX partners.
Total deposits as of September 30, 2026 were $4.68 billion, an increase of $534.6 million, or 12.9%, compared to $4.14 billion as of December 31, 2025. The increase in deposits was due to an increase of $483.7 million in CCBX deposits largely driven largely by new CCBX partner growth. Core deposits ended the quarter at $4.67 billion, compared to $4.13 billion at December 31, 2025. We define core deposits as all deposits except time deposits and brokered deposits. Our cost of deposits was 1.54% for the community bank and 3.17% for CCBX for the three months ended September 30, 2026.

Additionally, as of September 30, 2026 there was $6.29 billion in CCBX deposits that were swept off balance sheet to manage partner deposit balances and deposit concentrations, provide FDIC insurance coverage and support liquidity. These swept deposits generated fee income of $1.4 million for the quarter ended September 30, 2026.
Included in total deposits is $3.04 billion in CCBX deposits, an increase of $483.7 million, or 18.9%, compared to $2.56 billion as of December 31, 2025. CCBX customer deposit relationships include deposits with CCBX end customers, as well as partner operating and non-operating deposit accounts. The deposits from our CCBX segment are generally classified as interest-bearing demand and money market accounts.
Total noninterest bearing deposits as of September 30, 2026 were $631.0 million, an increase of $51.4 million, or 8.9%, compared to $579.6 million as of December 31, 2025. Noninterest bearing deposits represent 13.5% and 14.0% of total deposits for September 30, 2026 and December 31, 2025, respectively. Community bank noninterest bearing deposits totaled $491.3 million and $493.0 million at September 30, 2026 and December 31, 2025, respectively.
Total interest bearing balances, excluding time deposits, as of September 30, 2026 were $4.04 billion, an increase of $485.8 million, or 13.7%, compared to $3.55 billion as of December 31, 2025. The $485.8 million increase is primarily due to an increase of $430.6 million in CCBX deposits, combined with an increase in community bank interest bearing deposits of $55.2 million. The increase in community bank deposits is a result of deposit growth and normal balance fluctuations. Included in total deposits is $964.1 million in reciprocal interest bearing demand and money market sweep accounts as of September 30, 2026, which provides our customers with fully insured deposits through a sweep and exchange of deposits with other financial institutions.
Total time deposit balances as of September 30, 2026 were $9.7 million, a decrease of $2.57 million, or 20.9%, from $12.3 million as of December 31, 2025. The decrease is largely due to our focus on core deposits and letting higher rate time deposits run off as they mature.
The following table sets forth deposit balances at the dates indicated:

	As of September 30, 2026		As of December 31, 2025
(dollars in thousands; unaudited)	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
Demand, noninterest bearing	$631,027	13.5%	$579,616	14.0%
Interest bearing demand and money market	3,513,352	75.1	3,450,679	83.2
Savings	524,735	11.2	101,616	2.5
Total core deposits	4,669,114	99.8	4,131,911	99.7
Other deposits	1	—	1	—
Time deposits less than $250,000	6,133	0.1	8,229	0.2
Time deposits $250,000 and over	3,583	0.1	4,058	0.1
Total	$4,678,831	100.0%	$4,144,199	100.0%
Cost of deposits (1)	2.61%		2.74%
(1)Cost of deposits is annualized for the three months ended for each period presented.

The following tables detail the deposits for the segments which are included in the total deposit portfolio table above:

Community Bank	As of
	September 30, 2026		December 31, 2025
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$491,342	30.0%	$492,968	31.1%
Interest bearing demand and money market	1,084,783	66.3	1,024,798	64.6
Savings	51,482	3.1	56,305	3.5
Total core deposits	1,627,607	99.4	1,574,071	99.2
Other deposits	1	0.0	1	0.0
Time deposits less than $250,000	6,133	0.4	8,229	0.5
Time deposits $250,000 and over	3,583	0.2	4,058	0.3
Total community bank deposits	$1,637,324	100.0%	$1,586,359	100.0%
Cost of deposits(1)	1.54%		1.56%
(1)Cost of deposits is annualized for the three months ended for each period presented.

CCBX	As of
	September 30, 2026		December 31, 2025
(dollars in thousands; unaudited)	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$139,685	4.6%	$86,648	3.4%
Interest bearing demand and money market	2,428,569	79.8	2,425,881	94.8
Savings	473,253	15.6	45,311	1.8
Total core deposits	3,041,507	100.0	2,557,840	100.0
Other deposits	—	—	—	—
Total CCBX deposits	$3,041,507	100.0%	$2,557,840	100.0%
Cost of deposits (1)	3.17%		3.52%
(1)Cost of deposits is annualized for the three months ended for each period presented.
The following table sets forth the Company’s time deposits of $250,000 or more by time remaining until maturity as of the dates indicated:

(dollars in thousands; unaudited)	As of September 30, 2026	As of December 31, 2025
Maturity Period:
Three months or less	$1,662	$1,240
Over three through six months	653	270
Over six through twelve months	579	1,568
Over twelve months	689	980
Total	$3,583	$4,058
Weighted average maturity of all time deposits (in years)	0.83	0.77
Average deposits for the three months ended September 30, 2026 were $4.71 billion, an increase of 18.5%, compared to $3.97 billion for the three months ended September 30, 2025. The increase in average deposits was primarily in interest bearing deposits. We expect deposits to increase with continued growth in CCBX, increases in commercial lending relationships for which we also seek deposit balances and the results of business development efforts by branch managers, treasury service personnel and lenders.

The average rate paid on total deposits was 2.61% for the three months ended September 30, 2026, compared to 3.04% for the three months ended September 30, 2025 due to lower interest rates.
The average rate paid on total deposits was 2.58% for the nine months ended September 30, 2026, compared to 3.07% for the nine months ended September 30, 2025. The overall lower average rate paid on interest bearing accounts in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is due to a lower interest rate environment.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
(dollars in thousands; unaudited)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)
Demand, noninterest bearing	$621,353	0.00%	$577,820	0.00%	$597,021	0.00%	$561,384	0.00%
Interest bearing demand and money market	3,657,321	2.99	3,290,100	3.63	3,570,603	2.99	3,191,842	3.67
Savings	417,237	3.16	90,931	1.54	308,384	2.94	85,834	1.12
Other deposits	1	0.00	110	3.61	1	0.00	18,511	4.12
Time deposits less than $250,000	6,527	0.61	9,505	0.64	7,518	0.55	10,093	0.75
Time deposits $250,000 and over	3,574	2.55	4,018	2.48	3,906	2.46	4,763	2.79
Total deposits	$4,706,013	2.61%	$3,972,484	3.04%	$4,487,433	2.58%	$3,872,427	3.07%
(1)Annualized calculations shown for periods presented.
The ratio of average noninterest bearing deposits to average total deposits for both the three and nine months ended September 30, 2026 was 13.2%, compared to 14.5% and 14.5% for the three and nine months ended September 30, 2025, respectively.
Uninsured Deposits
The FDIC insures our deposits up to $250,000 per depositor, per insured bank for each account ownership category. Deposits that exceed insurance limits are uninsured. At September 30, 2026, deposits totaled $4.68 billion, of which total estimated uninsured deposits were $899.6 million, or 19.2% of total deposits, compared to $641.3 million, or 15.5% of total deposits as of December 31, 2025. Uninsured deposits are expected to fluctuate based on composition and timing of certain partner deposit balances, including the periodic use of sweep arrangements. The Bank is using reciprocal deposits to provide many of our customers with fully insured deposits through an exchange of deposits with other financial institutions.
Estimated uninsured time deposits totaled $1.6 million as of September 30, 2026. The table below shows the estimated uninsured time deposits, by account, for the maturity periods indicated:

(dollars in thousands; unaudited)	As of September 30, 2026
Maturity Period:
Three months or less	$912
Over three through six months	403
Over six through twelve months	79
Over twelve months	189
Total	$1,583

Borrowings
We have the ability to utilize short-term to long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Reserve Bank Line of Credit. The Federal Reserve allows us to borrow against our line of credit through a borrower in custody agreement utilizing the discount window, which is collateralized by certain loans. As of September 30, 2026 and 2025, total borrowing capacity of $392.0 million and $458.1 million, respectively, was available under this arrangement. As of September 30, 2026 and 2025, Federal Reserve advances totaled zero.
Federal Home Loan Bank Advances. The FHLB allows us to borrow against our line of credit, which is collateralized by certain loans. As of September 30, 2026 and 2025, we had borrowing capacity of $229.4 million and $199.0 million, respectively, with the FHLB. As of September 30, 2026 and 2025, FHLB advances totaled zero.
Junior Subordinated Debentures. In 2004, we issued $3.6 million in junior subordinated debentures to Coastal (WA) Statutory Trust I (the “Trust”), of which we own all of the outstanding common securities. The Trust used the proceeds from the issuance of its underlying common securities and preferred securities to purchase the debentures issued by the Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. Prior to June 30, 2023, the debentures bore interest at a rate per annum equal to the three-month LIBOR plus 2.10%. Beginning with rate adjustments subsequent to June 30, 2023, the rate is based off three-month CME Term SOFR plus a spread adjustment of 0.26% and margin of 2.10%. The effective rate as of September 30, 2026 and December 31, 2025 was 6.26% and 6.08%, respectively. We generally have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the Trust’s preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted. The Trust’s preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indenture, subject to Federal Reserve approval. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. We unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust securities subject to certain exceptions, the redemption price with respect to any Trust securities called for redemption and amounts due if the Trust is liquidated or terminated.
Subordinated Debt. In August 2021, the Company issued a subordinated note in the amount of $25.0 million. The note matures on September 1, 2031, and bears interest at the rate of 3.375% per year for five years and, thereafter, reprices quarterly beginning September 1, 2026, at a rate equal to the three-month SOFR plus 2.76%. The five-year 3.375% interest period ended on September 1, 2026. We may redeem the subordinated note, in whole or in part, without premium or penalty, in principal redemption multiples of $1,000, after August 18, 2026, subject to any required regulatory approvals. Proceeds were used to repay $10.0 million in existing 5.65% interest subordinated debt on August 9, 2021 and $11.5 million was contributed to the Bank as capital during the quarter ended September 30, 2021.

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

Other Liabilities
Other liabilities increased $23.5 million to $46.7 million as of September 30, 2026, due to an increase in accrued expenses.

Liquidity and Capital Resources
Liquidity Management
Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, and operational, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity management. Deposits obtained through our CCBX segment are a significant source of liquidity for us. If a relationship with a large CCBX partner terminates, the exit of those deposits could have an adverse impact on liquidity. Partner program agreements govern the relationship and are valid for a given period of time. Prior to exiting, the partner would need to provide us adequate notice as stipulated in the agreement that they were not going to renew the program agreement and intend to move the deposits. The movement to an alternate BaaS provider is cumbersome and would be over a period of time, which would allow us the opportunity to put alternate liquidity in place; those options are more fully discussed below. As of September 30, 2026, we had two partners with deposits that together represent 28.8% of total on-balance sheet deposits.
We continually monitor our liquidity position to ensure that our assets and liabilities are managed in a manner to meet all reasonably foreseeable short-term, long-term and strategic liquidity demands. Management has established a comprehensive process for identifying, measuring, monitoring and controlling liquidity risk. Because of its critical importance to the viability of the Bank, liquidity risk management is fully integrated into our risk management processes. Critical elements of our liquidity risk management include: effective corporate governance consisting of oversight by the board of directors and active involvement by management; appropriate strategies, policies, procedures and limits used to manage and mitigate liquidity risk; comprehensive liquidity risk measurement and monitoring systems that are commensurate with the complexity of our business activities; active management of intraday liquidity and collateral; an appropriately diverse mix of existing and potential future funding sources; adequate levels of readily available cash, deposits and highly liquid marketable securities free of legal, regulatory or operational impediments that can be used to meet liquidity needs in stressful situations; contingency funding policies and plans that sufficiently address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes sufficient to determine the adequacy of the Bank’s liquidity risk management process. Unlike many industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, other operating expenses do reflect general levels of inflation.
Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available-for-sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail, commercial, and BaaS deposits, advances from the FHLB and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve discount window, draws on established federal funds lines from unaffiliated commercial banks, funds from online rate services, brokered deposits, a one-way buy through an ICS account and the issuance of debt or equity securities. We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary and are closely monitoring liquidity in this uncertain economic environment.
The Company has pledged loans and securities totaling $878.2 million and $939.8 million at September 30, 2026 and December 31, 2025, respectively, for borrowing lines at the FHLB and FRB. The Bank had the ability and capacity to borrow up to $621.4 million from FHLB and the FRB discount window at September 30, 2026.
The Bank’s current liquidity position is supported by liquid assets (cash and investments on the balance sheet), liabilities (capacity to borrow funds the same day) and alternative sources of funds including the capacity to borrow up to $621.4 million from FHLB, the FRB discount window, as well as, on a same day basis, up to $817.8 million from ICS and $206.0 million in lines of credit with banker’s banks. Cash on the balance sheet and borrowing capacity totaled $1.63 billion and represented 34.9% of total deposits and exceeded the $899.6 million in uninsured deposits as of September 30, 2026. The Bank uses fully insured reciprocal deposits to reduce uninsured deposits. Fully insured reciprocal deposits totaled $964.1 million and $460.3 million at September 30, 2026 and December 31, 2025, respectively. Uninsured deposits totaled $899.6 million at September 30, 2026 and $641.3 million at December 31, 2025. The increase in uninsured deposits reflects strong deposit growth within CCBX. Deposit balances retained on the balance sheet vary across relationships depending on program structure and sweep utilization.
The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated note and junior subordinated debentures. The Company’s main source of cash flow has been through equity and debt offerings. The Company has consistently retained a portion of the funds from equity and debt offerings so that is has sufficient funds for its operating and debt costs. The Company currently holds $14.5 million in cash for debt servicing and operating purposes. In addition, the Bank can declare and pay dividends to the Company to meet the Company’s debt and operating expenses. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe that these limitations will not impact the ability of the Bank to pay dividends to the Company to meet ongoing operating needs.
For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs and targets a minimum liquidity ratio of 12%. Both of these minimum liquidity levels are on-balance sheet sources. Per policy and the Bank’s liquidity contingency plan, in event of a liquidity emergency the Bank can utilize wholesale funds in an amount up to 30% of assets. Since the Bank uses only a small portion of its borrowing or wholesale funding capacity, the Bank has access to borrow substantial funds and in excess of 12% of deposits if needed in a liquidity emergency.
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
As of September 30, 2026 and December 31, 2025, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized" for purposes of the Federal Reserve's prompt corrective action regulations. Regulatory capital levels decreased during the second quarter of 2026, primarily as a result of the net loss incurred during that period; however, we expect capital levels to increase in future quarters as earnings improve. As we deploy capital and continue to grow our operations and assets, regulatory capital levels may decrease depending on our level of earnings. We expect to monitor and control growth in order to remain in compliance with all regulatory capital standards applicable to us. In addition, the Company maintains an effective registration statement on Form S-3 with the Securities and Exchange Commission which allows the Company to raise additional capital in an amount up to $102.0 million. The Company raised $98.0 million in December 2024. During the quarter ended September 30, 2026, the Company contributed $25.0 million of capital to the Bank to support the Bank’s capital position and add capacity for continued growth through future earnings.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by Federal Reserve regulations to maintain “well-capitalized” status:

	Actual		Minimum Required for Capital Adequacy Purposes(1)		Required to be Well Capitalized Under the Prompt Corrective Action Provisions
(dollars in thousands; unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
Tier 1 Leverage Capital (to average assets)
Company	$477,784	8.81%	$216,876	4.00%	N/A	N/A
Bank Only	504,091	9.30%	216,732	4.00%	270,915	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	474,284	11.47%	186,024	4.50%	N/A	N/A
Bank Only	504,091	12.22%	185,682	4.50%	268,207	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	477,784	11.56%	248,032	6.00%	N/A	N/A
Bank Only	504,091	12.22%	247,576	6.00%	330,101	8.00%
Total Capital (to risk-weighted assets)
Company	571,467	13.82%	330,709	8.00%	N/A	N/A
Bank Only	557,681	13.52%	330,101	8.00%	412,626	10.00%
December 31, 2025
Tier 1 Leverage Capital (to average assets)
Company	$489,918	10.62%	$184,550	4.00%	N/A	N/A
Bank Only	488,585	10.60%	184,383	4.00%	230,478	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	486,418	12.43%	176,156	4.50%	N/A	N/A
Bank Only	488,585	12.50%	175,886	4.50%	254,057	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	489,918	12.52%	234,875	6.00%	N/A	N/A
Bank Only	488,585	12.50%	234,514	6.00%	312,685	8.00%
Total Capital (to risk-weighted assets)
Company	585,410	14.95%	313,166	8.00%	N/A	N/A
Bank Only	539,004	13.79%	312,685	8.00%	390,857	10.00%
(1)Presents the minimum capital adequacy requirements that apply to the Bank (excluding the capital conservation buffer) and the Company. The capital conservation buffer is an additional 2.5% of the amount necessary to meet the minimum risk-based capital requirements for total, tier 1, and common equity tier 1 risk-based capital.

Material Cash Requirements and Capital Resources
The following table provides the material cash requirements from known contractual and other obligations as of September 30, 2026:

		Payments Due by Period
(dollars in thousands; unaudited)	Total	Less than 1 Year	Over 1 year	Other (1)
Cash requirements
Time deposits	$9,716	$6,946	$2,770	$—
Subordinated notes	45,000	—	45,000	—
Junior subordinated debentures	3,609	—	3,609	—
Deferred compensation plans	246	78	168	—
Operating and finance leases	4,908	1,228	3,680	—
Non-maturity deposits	4,669,114	—	—	4,669,114
Equity investment commitment	12,815	12,815	—	—
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
As of September 30, 2026 we had $2.74 billion in commitments to extend credit for on-balance sheet loans, compared to $2.31 billion as of December 31, 2025. The $432.8 million increase is largely attributed to a $127.8 million increase in credit cards, related to CCBX, a $125.8 million increase in residential real estate commitments, related to CCBX, an increase of $136.8 million in consumer and other loan commitments, related to CCBX and a $53.4 million increase in commercial and industrial CCBX capital call line commitments, partially offset by a $40.0 million decrease in commercial construction loans related to the community bank.
As of September 30, 2026, commitments associated with sold credit card receivables subject to receivable sale agreements totaled $7.78 billion, compared to $4.17 billion as of December 31, 2025. While we retain the customer account relationship, receivables generated under these programs are routinely sold to BaaS partners pursuant to the applicable receivable sale agreements and remain subject to the Company's established partner and portfolio limits.

The following table presents commitments associated with outstanding commitments to extend credit for on-balance sheet loans, CCBX sold credit card receivable commitments, standby and commercial letters of credit and equity investment commitments as of the periods indicated:

(dollars in thousands; unaudited)	As of September 30, 2026	As of December 31, 2025
Commitments to extend credit:
Commercial and industrial loans	$123,105	$90,281
Commercial and industrial loans – capital call lines	572,540	519,135
Construction – commercial real estate loans	18,514	58,562
Construction – residential real estate loans	29,290	39,676
Residential real estate loans	810,259	684,485
Commercial real estate loans	34,726	28,108
Credit cards	947,245	819,495
Consumer and other loans	205,121	68,302
Commitments to extend credit	$2,740,800	$2,308,044
CCBX sold receivable commitment	$7,778,833	$4,170,246
Standby letters of credit	$2,051	$1,042
Equity investment commitment	$12,815	$1,125
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
We establish portfolio limits with each CCBX partner to manage loan concentration, liquidity and credit risk, including counterparty risk. These limits include maximum aggregate customer loan balances that may be originated and retained on the Company's balance sheet and, where applicable, contractual limits on unfunded commitments. Accordingly, we have not experienced, and do not expect, utilization of the full amount of available credit commitments at any point in time, including commitments associated with credit card programs, receivable sale programs and other lending products. For example, as of September 30, 2026, capital call lines totaled $209.7 million. Although total commitments were $572.5 million, the commitments are cancelable, and are also limited to a maximum of $350.0 million under the applicable partner agreements. These limits remain applicable to all partner programs, including those operating under receivable sale arrangements, and are designed to manage concentrations and credit risk by partner and loan type while supporting prudent liquidity and credit risk management.
We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer. As of September 30, 2026, $1.74 billion in commitments to extend credit for on-balance sheet loans are unconditionally cancelable, compared to $1.42 billion at December 31, 2025. The increase in unconditionally cancelable commitments reflects growth and changes in the composition of the CCBX loan portfolio and provides additional flexibility to manage loan growth, credit, concentrations and liquidity risks.
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

The following table shows the CCBX maximum portfolio sizes by loan category as of September 30, 2026.

		As of September 30, 2026	As of December 31, 2025
(dollars in thousands; unaudited)	Type of Lending	Maximum Portfolio Size		Increase/(decrease)
Commercial and industrial loans:
Capital call lines	Business - Venture Capital	$350,000	$350,000	$—
All other commercial & industrial loans	Business - Small Business	307,752	515,589	(207,837)
Real estate loans:
Home equity lines of credit	Home Equity - Secured Credit Cards	403,846	400,000	3,846
Consumer and other loans:
Credit cards	Credit Cards - Primarily Consumer	1,101,741	900,000	201,741
Installment loans	Consumer	1,666,661	1,740,813	(74,152)
Other consumer and other loans	Unsecured consumer & Overdrafts	775,000	478,598	296,402
		$4,605,000	$4,385,000	$220,000
Total Existing Portfolio Size		$2,206,899	$1,807,552	$399,347
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

Selected Financial Data
The following table shows the Company’s key performance ratios for the periods indicated.

	Three Months Ended					Nine Months Ended
(unaudited)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	September 30, 2026	September 30, 2025

Return on average assets (1)	1.01%	(3.32)%	0.98%	1.09%	1.19%	(0.42)%	1.04%
Return on average equity (1)	11.64%	(33.10)%	9.80%	10.41%	11.52%	(4.43)%	10.08%
Yield on earnings assets (1)	9.05%	9.65%	9.38%	9.55%	9.80%	9.35%	10.01%
Yield on loans receivable (1)	10.03%	10.74%	10.76%	10.63%	10.95%	10.49%	11.13%
Cost of funds (1)	2.67%	2.62%	2.59%	2.77%	3.07%	2.63%	3.10%
Cost of deposits (1)	2.61%	2.57%	2.56%	2.74%	3.04%	2.58%	3.07%
Net interest margin (1)	6.59%	7.27%	7.00%	7.03%	7.00%	6.94%	7.17%
Noninterest expense to average assets (1)	6.20%	11.13%	6.78%	6.25%	6.13%	8.00%	6.50%
Noninterest income to average assets (1)	4.46%	7.00%	5.37%	5.04%	5.83%	5.58%	5.23%
Efficiency ratio	56.82%	79.24%	55.85%	52.75%	48.50%	64.89%	53.26%
Loans receivable to deposits (2)	92.46%	88.77%	79.02%	92.20%	94.32%	92.46%	94.32%
(1)Annualized calculations shown for periods presented.
(2)Including loans held for sale.

The volatility in the efficiency ratio and noninterest income to average asset performance metrics was driven by a higher-quality CCBX loan-mix from a credit quality perspective, which effectively reduced the credit enhancement required within non-interest income due to lower net-charge off activity as a percent of total loans which lowered our provision expense and thereby reduced BaaS credit enhancement revenue. These items have a neutral impact to net income although impacted the quarter-to-quarter metrics due to lower reported noninterest income. The three months for June 30, 2026 and nine months for September 30, 2026 efficiency and noninterest expense to average assets ratios were impacted by the additional expenses related to a specific partner of which $22.8 million was recorded in the provision for credit losses and the $46.0 million adjustment for the credit enhancement valuation allowance that was recorded in noninterest expense during the quarter ended June 30, 2026.
CCBX – BaaS Reporting Information
During the three and nine months ended September 30, 2026 and 2025, $41.8 million and $163.2 million, compared to $55.4 million and $140.3 million, respectively, were recognized in noninterest income BaaS credit enhancements related to the establishment of a credit enhancement asset for credit losses indemnified by our strategic partners and reserved for unfunded commitments for CCBX partner loans and deposits. Agreements with our CCBX partners provide a credit enhancement under which the partner indemnifies or reimburses the Bank for covered credit losses on loans, unfunded commitments and negative deposit accounts. In accordance with U.S. GAAP, we estimate expected credit losses on these exposures and record the related provision for credit losses and reserve for unfunded commitments. Concurrently, a credit enhancement asset is recognized through noninterest income (BaaS credit enhancements) representing the expected reimbursement from the partner. If it is not probable that a partner will fulfill its indemnification obligations under its program agreement, only the amount probable of collection will be recorded in BaaS credit enhancements. The collectability of the credit enhancement asset is evaluated each reporting period and a valuation adjustment is recorded when collection of all or a portion of the asset is no longer considered probable. During the quarter ended June 30, 2026, the Company recorded its initial valuation adjustment of $46.0 million against a portion of the credit enhancement asset related to one CCBX partner following an assessment of the collectability of amounts due under the applicable indemnification arrangement. During the three months ended September 30, 2026, the valuation allowance decreased to $45.6 million, based on management's quarter-end evaluation of the credit enhancement asset, the results of which substantially support the initial valuation allowance established in the quarter ended June 30, 2026. The credit enhancement asset is relieved as credit enhancement payments are received from the CCBX partner or taken from the partner's cash reserve account.
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
Many CCBX partners also pledge a cash reserve account at the Bank, which the Bank can collect from when losses occur that is then replenished by the partner on a regular interval. Although agreements with our CCBX partners provide for credit enhancements that provide protection to the Bank from credit and fraud losses, if our partner is unable to fulfill their contractual obligation and if the cash flows on the loans were not sufficient to fund the reimbursement of loan losses, then the Bank would be exposed to additional loan and deposit losses as a result of this counterparty risk. If a CCBX partner does not replenish their cash reserve account, the Bank may consider an alternative plan for funding the cash reserve. This may involve the possibility of adjusting the funding amounts or timelines to better align with the partner's specific situation. If a CCBX partner is unable to reimburse the Bank for covered credit losses, the Bank may establish a valuation allowance against that partner's credit enhancement asset for the portion deemed uncollectible. If a mutually agreeable funding plan is not agreed to, the Bank could declare the agreement in default, take over servicing and cease paying the partner for servicing the loan and providing credit enhancements. In the event of a partner default, the Bank would evaluate any remaining credit enhancement asset associated with that partner to determine whether a write-off is appropriate. If a write-off occurs, the Bank would stop payments to the CCBX partner and retain the full yield and any fee income on the loan portfolio going forward, decreasing our BaaS loan expense.
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
The following table illustrates how CCBX partner loan income and expenses are recorded in the financial statements:

Loan income and related loan expense	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
BaaS loan interest income	$79,623	$69,643	$229,356	$205,762
Less: BaaS loan expense	35,715	32,840	113,064	97,830
Net BaaS loan income (2)	43,908	36,803	116,292	107,932
Net BaaS loan income divided by average BaaS loans (1)(2)	7.02%	8.27%	7.09%	8.51%
Yield on loans (1)	12.73%	15.65%	13.99%	16.23%
(1)Annualized calculations shown for periods presented.
(2)A reconciliation of this non-GAAP measure is set forth in the section titled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”
The increased activity of CCBX partners has resulted in increases in program fees and interest for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The following tables are a summary of the direct fees, expenses and interest components of BaaS for the periods indicated and are not inclusive of all income and expense related to BaaS.

Interest income	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
BaaS loan interest income	$79,623	$69,643	$229,356	$205,762
Total BaaS loan interest income	$79,623	$69,643	$229,356	$205,762

Interest expense	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
BaaS interest expense	$24,611	$23,330	$69,096	$68,528
Total BaaS interest expense	$24,611	$23,330	$69,096	$68,528

	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
BaaS program income:
Servicing and other BaaS fees	$3,509	$1,575	$9,049	$4,890
Transaction and interchange fees	8,026	4,878	20,735	13,820
Reimbursement of expenses	2,592	1,412	7,243	3,084
Total BaaS program income	14,127	7,865	37,027	21,794
BaaS indemnification income:
BaaS credit enhancements	41,767	55,412	163,236	140,328
BaaS fraud enhancements	4,129	2,127	11,500	6,924
BaaS indemnification income	45,896	57,539	174,736	147,252
Total noninterest BaaS income	$60,023	$65,404	$211,763	$169,046
Servicing and other BaaS fees increased $1.9 million and $4.2 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, while transaction and interchange fees increased $3.1 million and $6.9 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. We expect transaction and interchange fees to increase as partner activity grows and contracted minimum fees are replaced with recurring fees that exceed those minimums. Within servicing and other BaaS fees, sweep fee income is expected to increase alongside partner activity, while servicing fees associated with new partner implementations are expected to decrease as those partners mature and transition to activity-based fee structures. Additionally, we expect reimbursement of expenses to increase as we continue to bill partners for incurred expenses as they grow.

	Three Months Ended		Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
BaaS loan and fraud expense:
BaaS loan expense	$35,715	$32,840	$113,064	$97,830
BaaS fraud expense	4,129	2,127	11,500	6,924
Total BaaS loan and fraud expense	$39,844	$34,967	$124,564	$104,754

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
Reconciliations of the GAAP and non-GAAP measures are presented in the following table.

	As of and for the Three Months Ended		As of and for the Nine Months Ended
(dollars in thousands; unaudited)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
CCBX loan income net of BaaS loan expense divided by average CCBX loans:
CCBX loan yield (GAAP)(1)	12.73%	15.65%	13.99%	16.23%
Total average CCBX loans receivable	$2,480,545	$1,764,957	$2,191,299	$1,695,006
Interest and earned fee income on CCBX loans (GAAP)	79,623	69,643	229,356	205,762
BaaS loan expense	(35,715)	(32,840)	(113,064)	(97,830)
Net BaaS loan income	$43,908	$36,803	$116,292	$107,932
Net BaaS loan income divided by average CCBX loans (1)	7.02%	8.27%	7.09%	8.51%

CCBX net interest margin, net of BaaS loan expense:
CCBX net interest margin (1)	7.82%	8.88%	8.28%	9.11%
CCBX earning assets	3,075,856	2,372,857	2,907,448	2,318,146
Net interest income (GAAP)	60,590	53,081	179,956	157,912
Less: BaaS loan expense	(35,715)	(32,840)	(113,064)	(97,830)
Net interest income, net of BaaS loan expense	$24,875	$20,241	$66,892	$60,082
CCBX net interest margin, net of BaaS loan expense (1)	3.21%	3.38%	3.08%	3.47%
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

Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decrease in current fair market values. Our objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. The FOMC increased the Fed Funds target range of 3.50% - 3.75% by 0.25% in the third quarter of 2026, bringing the top end of the target range to 4.00% as of the filing date of this Quarterly Report on Form 10-Q. The timing and magnitude of any future and potential rate changes, or further rate increases, remains uncertain but will likely be closely tied to future inflationary trends. The impact of this and any future increases or decreases will impact our financial results.
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
On a quarterly basis, we run multiple simulations under two different premises of which one is a static balance sheet and the other is a dynamic growth balance sheet. The static balance sheet approach produces results that show the interest risk currently inherent in our balance sheet at that point in time. The dynamic balance sheet includes our projected growth levels going forward and produces results that shows how net income, net interest income and interest risk change based on our projected growth. These simulations test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic approaches, rates are shocked instantaneously and ramped over a 12-month horizon assuming parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario.

The following table summarizes the simulated change in net interest income over a 12-month horizon as of the dates indicated:

(unaudited)
Change in Market Interest Rates	Twelve Month Projection As of September 30, 2026	Twelve Month Projection As of December 31, 2025
Static Balance Sheet and Rate Shifts
+400 basis points	9.3%	5.5%
+300 basis points	6.7%	3.9%
+200 basis points	4.6%	2.6%
+100 basis points	2.3%	1.3%
-100 basis points	(3.1)%	(1.2)%
-200 basis points	(6.3)%	(3.2)%
-300 basis points	(9.6)%	(5.5)%
-400 basis points	(15.5)%	(12.8)%

Dynamic Balance Sheet and Rate Shifts
+400 basis points	10.6%	7.4%
+300 basis points	7.7%	5.3%
+200 basis points	5.2%	3.5%
+100 basis points	2.7%	1.8%
-100 basis points	(2.9)%	(1.7)%
-200 basis points	(5.9)%	(3.7)%
-300 basis points	(9.1)%	(6.4)%
-400 basis points	(15.4)%	(17.7)%
The results illustrate that the Company’s static balance sheet continues to be asset sensitive, with the dynamic balance sheet displaying slightly more asset sensitivity due to most of the loan growth assumptions coming from fully adjustable-rate CCBX products. The community bank segment remains asset sensitive and performs better in an increasing interest rate environment. For the community bank, the loan portfolio is only approximately 20-25% adjustable rate, meaning the asset sensitivity is driven by the lower level of deposit repricing in rising rate environments. We have found that, historically, offering rates on these community bank deposits change more slowly than changes in short-term market rates. For the CCBX segment, the offering rates on the loan portfolio are modeled using partner contractual net yields which mostly adjust immediately with market shifts. For this CCBX portfolio, the offering rates on approximately 97% of loans and the majority of deposits fully reprice with changes in market rates. During 2025, one of the material CCBX lending partners contractual yields converted to an adjustable-rate product, causing the Company’s balance sheet to become slightly asset sensitive. As of September 30, 2026, the Company’s overall funding mix continues to be more heavily weighted towards the CCBX deposits, which are primarily adjustable-rate deposits and work to partially offset some of the asset sensitivity in the static model. The assumptions incorporated into the simulation model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact that fluctuations in market interest rates have on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions, the shape of the interest yield curve and the application and timing of various assumptions and strategies.
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
Change in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or earnings.
Item 1A. Risk Factors
For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, which are incorporated by reference herein. As of September 30, 2026, the risk factors of the Company have not changed materially from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2026.
The Company did not repurchase any of its equity securities during the nine months ended September 30, 2026 and does not have any authorized share repurchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:
•On July 30, 2026, Brian Hamilton, CCBX President, cancelled a Rule 10b5-1 trading arrangement, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), for the potential sale of up to 15,000 shares of common stock, subject to certain conditions.

Item 6. Exhibits

3.1
Fourth Amended and Restated Bylaws, effective July 29, 2026 incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2026.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1+	Consulting Agreement by and among Coastal Financial Corporation, Coastal Community Bank and Brian Hamilton, dated October 28, 2026, and effective November 13, 2026.

10.2+	First Amendment to the Second Amended and Restated Employment Agreement by and among Coastal Financial Corporation, Coastal Community Bank and Eric M. Sprink, dated October 28, 2026.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter months ended September 30, 2026, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)
+ Management contract of compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Dated:	November 4, 2026	By:	/s/ Eric M. Sprink
Eric M. Sprink
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 4, 2026	By:	/s/ Joel G. Edwards
Joel G. Edwards
Interim Chief Financial Officer
(Principal Financial Officer)